Form 10-Q
period 2014-03-31
Bankwell Financial Group, Inc.
filed 2014-06-04
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from _________to________

Commission File Number: 001-36448

Bankwell Financial Group, Inc.
(Exact Name of Registrant as specified in its Charter)

Connecticut	20-8251355
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)
220 Elm Street
New Canaan, Connecticut 06840
(203) 652-0166
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☐ Yes   ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☑ No

As of May 30, 2014, there were 6,594,185 shares of the registrant’s common stock outstanding.

Bankwell Financial Group, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Bankwell Financial Group, Inc.

Consolidated Balance Sheets - (unaudited)

(Dollars in thousands, except share data)
	March 31,	December 31,
	2014	2013

ASSETS
Cash and due from banks	$82,246	$82,013
Held to maturity investment securities, at amortized cost (Note 2)	13,780	13,816
Available for sale investment securities, at fair value (Note 2)	35,557	28,597
Loans held for sale	-	100
Loans receivable (net of allowance for loan losses of $8,603 at March 31, 2014 and $8,382 at December 31, 2013) (Note 3)	646,583	621,830
Foreclosed real estate	829	829
Accrued interest receivable	2,344	2,360
Federal Home Loan Bank stock, at cost	4,834	4,834
Premises and equipment, net	8,060	7,060
Bank-owned life insurance	10,116	10,031
Other intangible assets	454	481
Deferred income taxes, net	5,514	5,845
Other assets	1,738	1,822
Total assets	$812,055	$779,618

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$119,656	$118,618
Interest bearing deposits	559,567	542,927
Total deposits	679,223	661,545

Advances from the Federal Home Loan Bank	59,000	44,000
Accrued expenses and other liabilities	2,726	4,588
Total liabilities	740,949	710,133

Commitments and contingencies

Shareholders’ equity (Notes 4, 5 and 7)
Preferred stock, senior noncumulative perpetual, Series C, no par; 10,980 shares issued at March 31, 2014 and December 31, 2013, respectively; liquidation value of $1,000 per share	10,980	10,980
Common stock, no par value; 10,000,000 shares authorized, 3,891,690 and 3,876,393 shares issued at March 31, 2014 and December 31, 2013, respectively	52,446	52,105
Retained earnings	7,072	5,976
Accumulated other comprehensive income	608	424
Total shareholders’ equity	71,106	69,485

Total liabilities and shareholders’ equity	$812,055	$779,618

See accompanying notes to consolidated financial statements (unaudited)
3

Bankwell Financial Group, Inc.

Consolidated Statements of Income – (unaudited)

(Dollars in thousands, except per share amounts)
	Three Months Ended
	March 31,
	2014	2013

Interest income
Interest and fees on loans	$7,428	$6,299
Interest and dividends on securities	411	367
Interest on cash and cash equivalents	22	10
Total interest income	7,861	6,676

Interest expense
Interest expense on deposits	622	439
Interest on Federal Home Loan Bank advances	93	152
Total interest expense	715	591

Net interest income	7,146	6,085

Provision for loan losses	211	190

Net interest income after provision for loan losses	6,935	5,895

Noninterest income
Gains and fees from sales of loans	428	8
Service charges and fees	132	101
Bank owned life insurance	85	-
Gain on sale of foreclosed real estate, net	-	71
Other	124	104
Total noninterest income	769	284

Noninterest expense
Salaries and employee benefits	3,337	2,492
Occupancy and equipment	1,068	772
Professional services	369	369
Data processing	337	256
Marketing	110	128
Merger and acquisition related expenses	141	-
FDIC insurance	118	130
Director fees	138	139
Amortization of intangibles	27	-
Foreclosed real estate	14	-
Other	382	312
Total noninterest expense	6,041	4,598

Income before income tax expense	1,663	1,581

Income tax expense	540	569

Net income	$1,123	$1,012

Preferred stock dividends	(27)	(27)

Net income attributable to common stockholders	$1,096	$985

Earnings per common share - basic	$0.28	$0.31
Earnings per common share - diluted	0.28	0.30

 See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

Consolidated Statements of Comprehensive Income – (unaudited)

(In thousands)
	Three Months Ended
	March 31,
	2014	2013

Net income	$1,123	$1,012

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available for sale securities	245	(190)
Reclassification adjustment for (gain) loss realized in net income	-	-
Net change in unrealized gain (loss)	245	(190)
Tax effect - (expense) benefit	(95)	74
Unrealized gains (losses) on securities, net of tax	150	(116)
Unrealized gains on interest rate swap:
Unrealized gains on interest rate swaps designated as cash flow hedge	87	-
Tax effect - (expense)	(53)	-
Unrealized gains on interest rate swap	34	-
Total other comprehensive income (loss)	184	(116)
Comprehensive income	$1,307	$896

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

Consolidated Statements of Shareholders’ Equity – (unaudited)

(In thousands)
				Accumulated
				Other
	Preferred	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income (Loss)	Total

Balance at December 31, 2012	$10,980	$38,117	$926	$1,511	$51,534
Net income	-	-	1,012	-	1,012
Other comprehensive loss, net of tax	-	-	-	(116)	(116)
Preferred stock dividends	-	-	(27)	-	(27)
Stock based compensation expense	-	68	-	-	68
Capital from exercise of stock options	-	21	-	-	21
Capital from private placement	-	7,325	-	-	7,325

Balance at March 31, 2013	$10,980	$45,531	$1,911	$1,395	$59,817

				Accumulated
				Other
	Preferred	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income (Loss)	Total

Balance at December 31, 2013	$10,980	$52,105	$5,976	$424	$69,485
Net income	-	-	1,123	-	1,123
Other comprehensive income, net of tax	-	-	-	184	184
Preferred stock dividends	-	-	(27)	-	(27)
Stock based compensation expense	-	150	-	-	150
Capital from exercise of stock options	-	191	-	-	191

Balance at March 31, 2014	$10,980	$52,446	$7,072	$608	$71,106

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

Consolidated Statements of Cash Flows – (unaudited)

(In thousands)
	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities
Net income	$1,123	$1,012
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on investment securities	24	27
Provision for loan losses	211	190
Benefit from deferred taxes	89	-
Depreciation and amortization	206	156
Increase in cash surrender value of bank-owned life insurance	(85)	-
Loan principal sold	(16,040)	(443)
Proceeds from sales of loans	16,569	451
Net gain on sales of loans	(428)	(8)
Equity-based compensation	150	68
Net accretion of purchase accounting adjustments	(204)	-
Gain on sale of foreclosed real estate	-	(71)
Net change in:
Deferred loan fees	174	35
Accrued interest receivable	16	(55)
Other assets	265	435
Accrued expenses and other liabilities	(1,864)	(3,214)
Net cash provided (used) by operating activities	206	(1,417)

Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	110	255
Proceeds from principal repayments on held to maturity securities	34	60
Net proceeds from sales and calls of available for sale securities	400	-
Purchases of available for sale securities	(7,247)	-
Net increase in loans	(24,911)	(28,702)
Purchases of premises and equipment	(1,205)	(94)
Redemption of Federal Home Loan Bank stock	-	102
Proceeds from sale of foreclosed real estate	-	981
Net cash used by investing activities	(32,819)	(27,398)

 See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Cash Flows- (Continued)

(In thousands)
	Three Months Ended
	March 31,
	2014	2013
Cash flows from financing activities
Net change in time certificates of deposit	$13,571	$(19,428)
Net change in other deposits	4,111	37,369
Net proceeds from short term FHLB advances	20,000	7,000
Net repayments from long term FHLB advances	(5,000)	(11,000)
Proceeds from issuance of common stock	-	7,325
Proceeds from exercise of options	191	21
Dividends paid on preferred stock	(27)	(27)
Net cash provided by financing activities	32,846	21,260
Net increase (decrease) in cash and cash equivalents	233	(7,555)
Cash and cash equivalents:
Beginning of year	82,013	28,927
End of period	$82,246	$21,372

Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$885	$640
Income taxes	200	128
Noncash investing and financing activities
Loans transferred to foreclosed real estate	-	-

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

1.  Nature of Operations and Summary of Significant Accounting Policies

Bankwell Financial Group, Inc. (the “Company” or “Bankwell”) is a federally-chartered bank-holding company located in New Canaan, Connecticut. The Company offers a broad range of financial services through its banking subsidiary, Bankwell Bank, (the “Bank”).  Bankwell Bank was originally chartered as two separate banks, The Bank of New Canaan (“BNC”) and The Bank of Fairfield (“TBF”). In September 2013, BNC and TBF were merged and rebranded as “Bankwell Bank.”  In November 2013, the Bank acquired The Wilton Bank (“Wilton”), which added one branch and approximately $25.1 million in loans and $64.2 million in deposits.  See Note 12, Mergers and Acquisitions, for further information on the acquisition.

The Bank is a Connecticut state charted commercial bank, founded in 2002, whose deposits are insured under the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank provides a full range of banking services to commercial and consumer customers, primarily concentrated in the Fairfield County region of Connecticut, with branch locations in New Canaan, Stamford, Fairfield, and Wilton, Connecticut.

Principles of consolidation

The consolidated interim financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. In preparing the interim consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities as of the date of the balance sheet and revenue and expenses for the period.  Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to deferred taxes, the fair values of financial instruments and the determination of the allowance for loan losses.

Basis of consolidated financial statement presentation

The unaudited consolidated financial statements presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying unaudited interim consolidated financial statements have been included.  Interim results are not necessarily reflective of the results that may be expected for the year ending December 31, 2014.  The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Registration Statement on Form S-1 for the year ended December 31, 2013.

Significant concentrations of credit risk

Most of the Company’s activities are with customers located within Fairfield County and the surrounding region of Connecticut, and declines in property values in these areas could significantly impact the Company. The Company has significant concentrations in commercial real estate. Management does not believe they present any special risk. The Company does not have any significant concentrations in any one industry or customer.

Derivative Instruments

The Company enters into interest rate swap agreements as part of the Company’s interest rate risk management strategy. Management applies the hedge accounting provisions of Accounting Standards Codification (“ASC”) Topic 815, and formally documents at inception all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the various hedges. Additionally, the Company uses dollar offset or regression analysis at the hedge’s inception and for each reporting period thereafter, to assess whether the derivative used in its hedging transaction is expected to be and has been highly effective in offsetting changes in the fair value or cash flows of the hedged item. The Company discontinues hedge accounting when it is determined that a derivative is not expected to be or has ceased to be highly effective as a hedge, and then reflects changes in fair value of the derivative in earnings after termination of the hedge relationship.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

The Company has characterized all of its interest rate swaps that qualify under Topic 815 hedge accounting as cash flow hedges. Cash flow hedges are used to minimize the variability in cash flows of assets or liabilities, or forecasted transactions caused by interest rate fluctuations, and are recorded at fair value in other assets within the consolidated balance sheet. Changes in the fair value of these cash flow hedges are initially recorded in accumulated other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any hedge ineffectiveness assessed as part of the Company’s quarterly analysis is recorded directly to earnings.

Reclassification

Certain prior period amounts have been reclassified to conform with the 2014 financial statement presentation. These reclassifications only changed the reporting categories and did not affect the results of operations or consolidated financial position.

Recent accounting pronouncements

The following section includes changes in accounting principles and potential effects of new accounting guidance and pronouncements.

Accounting Standards Update No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (“ASU 2014-04”)

The Update clarifies that an in substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments may be adopted using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. Management does not believe the amendments will have a material impact on the Company’s Consolidated Financial Statements.

Accounting Standards Update No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”)

This Update states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in ASU 2013-11 are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. Implementation of this update did not have a material effect on the Company’s consolidated financial statements.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

Accounting Standards Update No. 2013-10, Derivatives and Hedging (Topic 815), Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU No. 2013-10”)

This Update permits the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to U.S. Treasury and the London InterBank Offered Rate (“LIBOR”). The amendments also remove the restriction on using different benchmark rates for similar hedges. Prior to the amendments in this ASU, only U.S. Treasury and the LIBOR swap rates were considered benchmark interest rates. Including the Fed Funds Effective Swap Rate (OIS) as an acceptable U.S. benchmark interest rate in addition to U.S. Treasury and LIBOR rates provides a more comprehensive spectrum of interest rates to be utilized as the designated benchmark interest rate risk component under the hedge accounting guidance. The amendments in ASU 2013-10 are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The implementation of this update did not have a material effect on the Company’s consolidated financial statements.

Accounting Standards Update No. 2013-02 - Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”)

In February 2013, the FASB issued ASU 2013-02, to supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011). The amendments require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in ASU 2013-02 were effective for public entities for reporting periods beginning after December 15, 2012, however, the Company did not meet the definition of a public company until January 1, 2014, and adopted ASU 2013-02 at that time. The implementation of this update did not have a material effect on the Company’s consolidated financial statements.

BANKWELL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

2.  Investment Securities

The amortized cost, gross unrealized gains and losses and fair values of available for sale and held to maturity securities at March 31, 2014 were as follows:

	March 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Due from one through five years	$1,000	$-	$(18)	$982
Due from five through ten years	9,984	27	(226)	9,785
	10,984	27	(244)	10,767

State agency and municipal obligations
Due from five through ten years	4,114	191	-	4,305
Due after ten years	8,263	479	-	8,742
	12,377	670	-	13,047

Corporate bonds
Due from one through five years	10,234	416	(14)	10,636

Government-sponsored mortgage-backed securities	1,021	86	-	1,107

Total available for sale securities	$34,616	$1,199	$(258)	$35,557

Held to maturity securities:
U.S. Government and agency obligations
Due from one through five years	$1,018	$-	$-	$1,018

State agency and municipal obligations
Due after ten years	11,445	-	-	11,445

Corporate bonds
Due from five through ten years	1,000	14	-	1,014

Government-sponsored mortgage-backed securities	317	33	-	350

Total held to maturity securities	$13,780	$47	$-	$13,827

BANKWELL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

The amortized cost, gross unrealized gains and losses and fair values of available for sale and held to maturity securities at December 31, 2013 were as follows:

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Due from one through five years	$1,000	$-	$(17)	$983
Due from five through ten years	4,997	-	(292)	4,705
	5,997	-	(309)	5,688

State agency and municipal obligations
Due from five through ten years	3,125	152	-	3,277
Due after ten years	8,480	375	-	8,855
	11,605	527	-	12,132

Corporate bonds
Due from one through five years	9,166	411	(11)	9,566

Government-sponsored mortgage-backed securities	1,133	78	-	1,211

Total available for sale securities	$27,901	$1,016	$(320)	$28,597

Held to maturity securities:
U.S. Government and agency obligations
Due from one through five years	$1,021	$-	$(2)	$1,019

State agency and municipal obligations
Due after ten years	11,461	-	-	11,461

Corporate bonds
Due from five through ten years	1,000	-	(27)	973

Government-sponsored mortgage-backed securities	334	28	-	362

Total held to maturity securities	$13,816	$28	$(29)	$13,815

There were no sales of, or realized gains or losses on investment securities during the three months ended March 31, 2014 and 2013.

At March 31, 2014 and December 31, 2013, securities with approximate fair values of $5.8 million and $6.2 million, respectively, were pledged as collateral for public deposits.

BANKWELL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

The following table provides information regarding investment securities with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
March 31, 2014
U.S. Government and agency obligations	$4,823	$(175)	$930	$(69)	$5,753	$(244)
Corporate bonds	1,078	(4)	989	(10)	2,067	(14)
Total investment securities	$5,901	$(179)	$1,919	$(79)	$7,820	$(258)

December 31, 2013
U.S. Government and agency obligations	$5,797	$(222)	$910	$(89)	$6,707	$(311)
Corporate bonds	-	-	1,961	(38)	1,961	(38)
Total investment securities	$5,797	$(222)	$2,871	$(127)	$8,668	$(349)

At March 31, 2014 and December 31, 2013, there were eight individual investment securities, respectively, in which the fair value of the security was less than the amortized cost of the security.  Management believes the unrealized losses are temporary and are the result of recent market conditions, and determined that there has been no deterioration in credit quality subsequent to purchase.

The U.S. Government and agency obligations owned are either direct obligations of the U.S. Government or are issued by one of the shareholder-owned corporations chartered by the U.S. Government. The Company’s corporate bonds are all rated above investment grade. The U.S. Government and agency obligations and the corporate bonds have experienced declines due to general market conditions. Management determined that there has been no deterioration in credit quality subsequent to purchase and believes that unrealized losses are temporary, resulting from recent market conditions.

BANKWELL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

3.  Loans Receivable and Allowance for Loan Losses

Loans acquired in connection with the Wilton acquisition in November 2013 are referred to as “acquired” loans as a result of the manner in which they are accounted for.  All other loans are referred to as “originated” loans.  Accordingly, selected credit quality disclosures that follow are presented separately for the originated loan portfolio and the acquired loan portfolio.

The following table sets forth a summary of the loan portfolio at March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total

Real estate loans:
Residential	$158,905	$-	$158,905	$155,874	$-	$155,874
Commercial	323,849	8,158	332,007	305,823	9,939	315,762
Construction	44,158	4,838	48,996	44,187	7,308	51,495
Home equity	9,734	3,815	13,549	9,625	3,872	13,497
	536,646	16,811	553,457	515,509	21,119	536,628

Commercial business	100,701	2,453	103,154	92,173	2,374	94,547

Consumer	67	483	550	225	612	837
Total loans	637,414	19,747	657,161	607,907	24,105	632,012

Allowance for loan losses	(8,603)	-	(8,603)	(8,382)	-	(8,382)
Deferred loan origination fees, net	(1,991)	-	(1,991)	(1,785)	(31)	(1,816)
Unamortized loan premiums	16	-	16	16	-	16
Loans receivable, net	$626,836	$19,747	$646,583	$597,756	$24,074	$621,830

Lending activities are conducted principally in the Fairfield County region of Connecticut, and consist of residential and commercial real estate loans, commercial business loans and a variety of consumer loans.  Loans may also be granted for the construction of residential homes and commercial properties. All residential and commercial mortgage loans are collateralized by first or second mortgages on real estate.

The following table summarizes activity in the accretable yields for the acquired loan portfolio for the three months ended March 31, 2014:

Three Months Ended
(In thousands)	March 31, 2014

Balance at beginning of period	$1,418
Acquisition	-
Accretion	(140)
Other (a)	(50)
Balance at end of period	$1,228

a)	Represents changes in cashflows expected to be collected due to loan sales.

BANKWELL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

Risk management

The Company has established credit policies applicable to each type of lending activity in which it engages.  The Company evaluates the creditworthiness of each customer and, in most cases, extends credit of up to 80% of the market value of the collateral at the date of the credit extension, depending on the borrowers’ creditworthiness and the type of collateral. The market value of collateral is monitored on an ongoing basis and additional collateral is obtained when warranted. Real estate is the primary form of collateral. Other important forms of collateral are business assets, time deposits and marketable securities. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment to be based on the borrower’s ability to generate continuing cash flows.  The Company’s policy for collateral requires that, generally, the amount of the loan may not exceed 90% of the original appraised value of the property.  Private mortgage insurance is required for that portion of the residential loan in excess of 80% of the appraised value of the property.

Credit quality of loans and the allowance for loan losses

Management segregates the loan portfolio into portfolio segments which is defined as the level at which the Company develops and documents a systematic method for determining its allowance for loan losses.  The portfolio segments are segregated based on loan types and the underlying risk factors present in each loan type.  Such risk factors are periodically reviewed by management and revised as deemed appropriate.

The Company’s loan portfolio is segregated into the following portfolio segments:

Residential Real Estate: This portfolio segment consists of the origination of first mortgage loans secured by one-to four-family owner occupied residential properties and residential construction loans to individuals to finance the construction of residential dwellings for personal use located in our market area.

Commercial Real Estate: This portfolio segment includes loans secured by commercial real estate, non-owner occupied one-to four-family and multi-family dwellings for property owners and businesses in our market area. Loans secured by commercial real estate generally have larger loan balances and more credit risk than owner occupied one-to four-family mortgage loans.

Construction: This portfolio segment includes commercial construction loans for commercial development projects, including condominiums, apartment buildings, and single family subdivisions as well as office buildings, retail and other income producing properties and land loans, which are loans made with land as security. Construction and land development financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, the Company may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project proves to be inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment. Construction loans also expose the Company to the risks that improvements will not be completed on time in accordance with specifications and projected costs and that repayment will depend on the successful operation or sale of the properties, which may cause some borrowers to be unable to continue with debt service which exposes the Company to greater risk of non-payment and loss.

Home Equity Loans: This portfolio segment primarily includes home equity loans and home equity lines of credit secured by owner occupied one-to four-family residential properties.  Loans of this type are written at a maximum of 75% of the appraised value of the property and the Company requires a second lien position on the property. These loans can be affected by economic conditions and the values of the underlying properties.

BANKWELL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

Commercial Business Loans: This portfolio segment includes commercial business loans secured by assignments of corporate assets and personal guarantees of the business owners.  Commercial business loans generally have higher interest rates and shorter terms than other loans, but they also may involve higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business.

Consumer Loans: This portfolio segment includes loans secured by savings or certificate accounts, or automobiles, as well as unsecured personal loans and overdraft lines of credit. This type of loan entails greater risk than residential mortgage loans, particularly in the case of loans that are unsecured or secured by assets that depreciate rapidly.

Allowance for loan losses

The following tables set forth the activity in the Company’s allowance for loan losses for the three months ended March 31, 2014 and 2013, by portfolio segment:

	Residential Real Estate	Commercial Real Estate	Construction	Home Equity	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended March 31, 2014
Originated
Beginning balance	$1,310	$3,616	$1,032	$190	$2,225	$9	$-	$8,382
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	10	-	10
Provisions	(12)	151	(20)	2	106	(16)	-	211
Ending balance	$1,298	$3,767	$1,012	$192	$2,331	$3	$-	$8,603

Acquired
Beginning balance	$-	$-	$-	$-	$-	$-	$-	$-
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	-	-	-	-	-	-	-	-
Ending balance	$-	$-	$-	$-	$-	$-	$-	$-

Total
Beginning balance	$1,310	$3,616	$1,032	$190	$2,225	$9	$-	$8,382
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	10	-	10
Provisions	(12)	151	(20)	2	106	(16)	-	211
Ending balance	$1,298	$3,767	$1,012	$192	$2,331	$3	$-	$8,603

	Residential Real Estate	Commercial Real Estate	Construction	Home Equity	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended March 31, 2013

Beginning balance	$1,230	$3,842	$929	$220	$1,718	$2	$-	$7,941
Charge-offs	-	-	-	-	-	(2)	-	(2)
Recoveries	-	-	-	-	-	5	-	5
Provisions	34	45	4	(6)	103	10	-	190
Ending balance	$1,264	$3,887	$933	$214	$1,821	$15	$-	$8,134

With respect to the originated portfolio, the allocation to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

BANKWELL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

The following tables are a summary, by portfolio segment and impairment methodology, of the allowance for loan losses and related portfolio balances at March 31, 2014 and December 31, 2013:

	Originated Loans		Acquired Loans		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In thousands)
March 31, 2014
Loans individually evaluated for impairment:
Residential real estate	$1,848	$72	$-	$-	$1,848	$72
Commercial real estate	1,117	56	-	-	1,117	56
Construction	-	-	-	-	-	-
Home equity	97	4	-	-	97	4
Commercial business	621	12	-	-	621	12
Consumer	-	-	-	-	-	-
Subtotal	$3,683	$144	$-	$-	$3,683	$144
Loans collectively evaluated for impairment:
Residential real estate	$157,057	$1,226	$-	$-	$157,057	$1,226
Commercial real estate	322,732	3,711	8,158	-	330,890	3,711
Construction	44,158	1,012	4,838	-	48,996	1,012
Home equity	9,637	188	3,815	-	13,452	188
Commercial business	100,080	2,319	2,453	-	102,533	2,319
Consumer	67	3	483	-	550	3
Subtotal	$633,731	$8,459	$19,747	$-	$653,478	$8,459

Total	$637,414	$8,603	$19,747	$-	$657,161	$8,603

	Originated Loans		Acquired Loans		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In thousands)
December 31, 2013
Loans individually evaluated for impairment:
Residential real estate	$1,867	$73	$-	$-	$1,867	$73
Commercial real estate	1,117	56	-	-	1,117	56
Construction	-	-	-	-	-	-
Home equity	97	4	-	-	97	4
Commercial business	642	12	-	-	642	12
Consumer	-	-	-	-	-	-
Subtotal	$3,723	$145	$-	$-	$3,723	$145
Loans collectively evaluated for impairment:
Residential real estate	$154,007	$1,237	$-	$-	$154,007	$1,237
Commercial real estate	304,706	3,560	9,939	-	314,645	3,560
Construction	44,187	1,032	7,308	-	51,495	1,032
Home equity	9,528	187	3,872	-	13,400	187
Commercial business	91,531	2,212	2,374	-	93,905	2,212
Consumer	225	9	612	-	837	9
Subtotal	$604,184	$8,237	$24,105	$-	$628,289	$8,237

Total	$607,907	$8,382	$24,105	$-	$632,012	$8,382

BANKWELL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

Credit quality indicators

The Company’s policies provide for the classification of loans into the following categories: pass, special mention, substandard, doubtful and loss.  Consistent with regulatory guidelines, loans that are considered to be of lesser quality are classified as substandard, doubtful, or loss assets. A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans include those loans characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans classified as loss are those considered uncollectible and of such little value that their continuance as loans is not warranted. Loans that do not expose the Company to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are designated as special mention.

When loans are classified as special mention, substandard or doubtful, the Company disaggregates these loans and allocates a portion of the related general loss allowances to such loans as the Company deems prudent.  Determinations as to the classification of loans and the amount of loss allowances are subject to review by the Company’s regulators, which can require the Company to establish additional loss allowances. The Company regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations.

The following tables are a summary of the loan portfolio quality indicators by portfolio segment at March 31, 2014 and December 31, 2013:

	Commercial Credit Quality Indicators
	At March 31, 2014			At December 31, 2013
	Commercial Real Estate	Construction	Commercial Business	Commercial Real Estate	Construction	Commercial Business
	(In thousands)
Originated loans:
Pass	$322,498	$44,158	$99,650	$304,469	$44,187	$91,093
Special mention	234	-	430	237	-	438
Substandard	1,117	-	621	1,117	-	642
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total originated loans	323,849	44,158	100,701	305,823	44,187	92,173
Acquired loans:
Pass	7,417	1,755	1,886	9,580	4,639	1,806
Special mention	13	175	215	24	161	252
Substandard	728	2,908	352	335	2,508	316
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total acquired loans	8,158	4,838	2,453	9,939	7,308	2,374
Total	$332,007	$48,996	$103,154	$315,762	$51,495	$94,547

BANKWELL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

	Residential and Consumer Credit Quality Indicators
	At March 31, 2014			At December 31, 2013
	Residential Real Estate	Home Equity	Consumer	Residential Real Estate	Home Equity	Consumer

	(In thousands)
Originated loans:
Pass	$157,057	$9,560	$67	$153,443	$9,447	$225
Special mention	1,848	174	-	2,431	178	-
Substandard	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total originated loans	158,905	9,734	67	155,874	9,625	225
Acquired loans:
Pass	-	3,778	345	-	3,826	469
Special mention	-	-	138	-	-	143
Substandard	-	37	-	-	46	-
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total acquired loans	-	3,815	483	-	3,872	612
Total	$158,905	$13,549	$550	$155,874	$13,497	$837

Loan portfolio aging analysis

When a loan is 15 days past due, the Company sends the borrower a late notice. The Company also contacts the borrower by phone if the delinquency is not corrected promptly after the notice has been sent. When the loan is 30 days past due, the Company mails the borrower a letter reminding the borrower of the delinquency, and attempts to contact the borrower personally to determine the reason for the delinquency and ensure the borrower understands the terms of the loan. If necessary, subsequent delinquency notices are issued and the account will be monitored on a regular basis thereafter. By the 90th day of delinquency, the Company will send the borrower a final demand for payment and may recommend foreclosure. A summary report of all loans 30 days or more past due is provided to the board of directors of the Company each month. Loans greater than 90 days past due are generally put on nonaccrual status. A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt.

BANKWELL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

The following tables set forth certain information with respect to our loan portfolio delinquencies by portfolio segment and amount as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014
	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Carrying Amount > 90 Days and Accruing
	(In thousands)
Originated Loans
Real estate loans:
Residential real estate	$-	$-	$984	$984	$157,921	$-
Commercial real estate	-	-	1,117	1,117	322,732	-
Construction	-	-	-	-	44,158	-
Home equity	-	-	-	-	9,734	-
Commercial business	131	-	-	131	100,570	-
Consumer	1	-	-	1	66	-
Total originated loans	132	-	2,101	2,233	635,181	-
Acquired Loans
Real estate loans:
Residential real estate	-	-	-	-	-	-
Commercial real estate	-	-	635	635	7,523	635
Construction	1,805	-	1,112	2,917	1,921	1,112
Home equity	-	-	-	-	3,815	-
Commercial business	-	-	-	-	2,453	-
Consumer	5	-	-	5	478	-
Total acquired loans	1,810	-	1,747	3,557	16,190	1,747
Total loans	$1,942	$-	$3,848	$5,790	$651,371	$1,747

	As of December 31, 2013
	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Carrying Amount > 90 Days and Accruing
	(In thousands)
Originated Loans
Real estate loans:
Residential real estate	$-	$-	$1,003	$1,003	$154,871	$-
Commercial real estate	-	-	-	-	305,823	-
Construction	-	-	-	-	44,187	-
Home equity	-	-	-	-	9,625	-
Commercial business	-	-	-	-	92,173	-
Consumer	-	-	-	-	225	-
Total originated loans	-	-	1,003	1,003	606,904	-
Acquired Loans
Real estate loans:
Residential real estate	-	-	-	-	-	-
Commercial real estate	-	-	797	797	9,142	797
Construction	-	-	2,508	2,508	4,800	2,508
Home equity	-	-	-	-	3,872	-
Commercial business	-	-	315	315	2,059	315
Consumer	-	-	-	-	612	-
Total acquired loans	-	-	3,620	3,620	20,485	3,620
Total loans	$-	$-	$4,623	$4,623	$627,389	$3,620

BANKWELL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

Loans on nonaccrual status

The following is a summary of nonaccrual loans by portfolio segment as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
	(In thousands)
Residential real estate	$984	$1,003
Commercial real estate	1,117	-
Total	$2,101	$1,003

The amount of income that was contractually due but not recognized on originated nonaccrual loans totaled $23 thousand, and $28 thousand, respectively for the three months ended March 31, 2014, and 2013.  There was no actual interest income recognized on these loans for the three months ended March 31, 2014, and 2013.

At March 31, 2014 and December 31, 2013, there were no commitments to lend additional funds to any borrower on nonaccrual status.

The preceding table excludes acquired loans that are accounted for as purchased credit impaired loans totaling $5.2 million and $6.2 million, respectively at March 31, 2014 and December 31, 2013. Such loans otherwise meet the Company’s definition of a nonperforming loan but are excluded because the loans are included in loan pools that are considered performing. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are accounted for on either a pool or individual basis and the accretable yield is being recognized as interest income over the life of the loans based on expected cash flows.

Impaired loans

An impaired loan generally is one for which it is probable, based on current information, the Company will not collect all the amounts due under the contractual terms of the loan.  Loans are individually evaluated for impairment.  When the Company classifies a problem loan as impaired, it provides a specific valuation allowance for that portion of the asset that is deemed uncollectible.

BANKWELL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

The following table summarizes impaired loans by portfolio segment as of March 31, 2014 and December 31, 2013:

	Carrying		Unpaid Principal		Associated
	Amount		Balance		Allowance
	Mar 31,	Dec 31,	Mar 31,	Dec 31,	Mar 31,	Dec 31,
	2014	2013	2014	2013	2014	2013
	(In thousands)
Originated
Impaired loans without a valuation allowance:
Total impaired loans without a valuation allowance	$-	$-	$-	$-	$-	$-
Impaired loans with a valuation allowance:
Residential real estate	$1,848	$1,867	$1,870	$1,880	$72	$73
Commercial real estate	1,117	1,117	1,117	1,117	56	56
Home equity	96	97	96	97	4	4
Commercial business	621	642	621	642	12	12
Total impaired loans with a valuation allowance	$3,682	$3,723	$3,704	$3,736	$144	$145
Total originated impaired loans	$3,682	$3,723	$3,704	$3,736	$144	$145
Acquired
Impaired loans without a valuation allowance:
Total impaired loans without a valuation allowance	$-	$-	$-	$-	$-	$-
Impaired loans with a valuation allowance:
Total impaired loans with a valuation allowance	$-	$-	$-	$-	$-	$-
Total acquired impaired loans	$-	$-	$-	$-	$-	$-

The following table summarizes the average recorded investment balance of impaired loans and interest income recognized on impaired loans by portfolio segment for the three months ended March 31, 2014 and 2013:

	Average Recorded Investment		Interest Income Recognized
Three months ended March 31,	2014	2013	2014	2013
Originated	(In thousands)
Impaired loans without a valuation allowance:
Total impaired loans without a valuation allowance	$-	$-	$-	$-
Impaired loans with a valuation allowance:
Residential real estate	$1,856	$1,903	$7	$15
Commercial real estate	1,117	1,593	-	-
Home equity	96	246	1	2
Commercial business	628	903	8	13
Total impaired loans with a valuation allowance	$3,697	$4,645	$16	$30
Total originated impaired loans	$3,697	$4,645	$16	$30
Acquired
Impaired loans without a valuation allowance:
Total impaired loans without a valuation allowance	$-	$-	$-	$-
Impaired loans with a valuation allowance:
Total impaired loans with a valuation allowance	$-	$-	$-	$-
Total acquired impaired loans	$-	$-	$-	$-

BANKWELL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

Troubled debt restructurings (TDRs)

Modifications to a loan are considered to be a troubled debt restructuring when two conditions are met: 1) the borrower is experiencing financial difficulties and 2) the modification constitutes a concession. Modified terms are dependent upon the financial position and needs of the individual borrower.  Trouble debt restructurings are classified as impaired loans.

If a performing loan is restructured into a TDR it remains in performing status. If a nonperforming loan is restructured into a TDR, it continues to be carried in nonaccrual status.  Nonaccrual classification may be removed if the borrower demonstrates compliance with the modified terms for a minimum of six months.  Troubled debt restructured loans are reported as such for at least one year from the date of restructuring.  In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring and the loan is not deemed to be impaired based on the modified terms.

The recorded investment in TDRs was $1.6 million at March 31, 2014 and December 31, 2013.

The following table presents loans whose terms were modified as TDRs during the periods presented:

			Outstanding Recorded Investment
	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2014	2013	2014	2013	2014	2013

Three months ended March 31,
Home equity	-	1	$-	$97	$-	$97
Total	-	1	$-	$97	$-	$97
All TDRs at March 31, 2014 and December 31, 2013 were performing in compliance under their modified terms and therefore, were on accrual status.

The following table provides information on how loans were modified as a TDR during the three months ended March 31, 2014 and 2013.

	Three months
Periods ended March 31,	2014	2013
	(In thousands)
Maturity/amortization concession	$-	$97
Total	$-	$97

There were no loans modified in a troubled debt restructuring, for which there was a payment default during the three months ended March 31, 2014 and 2013.

BANKWELL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

4.  Shareholders’ Equity

Common stock

On May 15, 2014, Bankwell Financial Group, Inc. priced 2,702,703 common shares in its initial public offering (“IPO”) at $18.00 per share, and on May 15, 2014, Bankwell common shares began trading on the Nasdaq Stock Market (ticker symbol: BWFG).  The Company issued a total of 2,702,703 common shares in its IPO, which closed on May 20, 2014.  The net proceeds from the IPO were approximately $46.2 million, after deducting the underwriting discount of approximately $2.5 million and approximately $1.3 million of expenses.

Between 2007 and 2013, four private placements for the sale of common stock were completed for the purpose of capitalizing the Company and allowing for continued growth.  The private placement offerings were in addition to the initial and secondary offerings completed in 2002 and 2007, respectively.  A total of 3,429,623 shares were issued and net proceeds of $47.8 million were received in connection with these offerings.

Preferred stock

In 2011, the Company elected to participate in the U.S. Treasury’s Small Business Lending Fund Program (“SBLF”). The SBLF is a $30 billion fund established under the Small Business Jobs Act of 2010 to encourage lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. The SBLF is intended to expend the ability to lend to small businesses, in order to help stimulate the economy and promote job growth. The transaction resulted in net capital proceeds to the Company of $5.9 million, of which at least 90% was invested in the Banks as Tier 1 Capital.

The Series C Preferred stock pays noncumulative dividends. The dividend rate on the Series C Preferred Stock for the initial ten quarterly dividend periods, commencing with the period ended September 30, 2011 and ending with the period ended December 31, 2013, is determined each quarter based on the increase in the Banks’ Qualified Small Business Lending over a baseline amount. The Company has paid dividends at a rate of 1.0% since issuance. For the eleventh quarterly dividend payment through four and one-half years after its issuance, the dividend rate on the Series C Preferred Stock will be fixed at the rate in effect at the end of the ninth quarterly dividend period.  In the second quarter of 2016, four and one-half years from its issuance, the dividend rate will be fixed at 9.0% per annum.

The Series C Preferred Stock has no maturity date and ranks senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. The Series C Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Series C Preferred Stock, and is redeemable at any time by the Company, subject to the approval of its federal banking regulator. The redemption price is the aggregate liquidation preference of the SBLF Preferred Stock plus accrued but unpaid dividends and pro rata portion of any lending incentive fee. All redemptions must be in an amount at least equal to 25% of the number of originally issued shares of SBLF Preferred Stock, or 100% of the then-outstanding shares if less than 25% of the number of shares originally issued. In connection with the IPO, the U.S. Treasury exercised its piggyback registration rights under the SBLF and the Series C Preferred Stock held by the U.S. Treasury was registered under the Securities Act of 1933, as amended.

Warrants

The secondary offering and the first private placement offering each call for the issuance of Units.  Each Unit issued pursuant to these two offerings represented one share of common stock and one non-transferable Warrant. The Warrants were exercisable at any time from and including October 1, 2009 and prior to or on November 30, 2009, unless extended or accelerated by the board of directors in their discretion. The board of directors has extended the exercise period to October 1, 2014 through December 1, 2014.  Each Warrant allows a holder to purchase .3221 shares of Common Stock at an exercise price of $14.00 per share. None of the warrants have been exercised as of March 31, 2014.  Assuming that all of the Warrants issued are exercised in full during the exercise period, the Company would receive $4,264,941 in gross capital and issue 304,640 shares of common stock. A total of 945,789 units were sold generating gross capital of $17,191,202.

BANKWELL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

Dividends

The Company’s shareholders are entitled to dividends when and if declared by the board of directors, out of funds legally available. Connecticut law prohibits the Company from paying cash dividends except from its net profits, which are defined by state statutes.

The payment of dividends are subject to additional restrictions in connection with preferred stock issued in August 2011 to the Treasury Department’s Small Business Lending Fund (“SBLF”).

For the three months ended March 31, 2014 and 2013, the Company declared and paid cash dividends on preferred stock of $27 thousand.  To date, the Company has not declared or paid dividends on its common stock, nor has it repurchased any of its common stock.

5.  Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net gains or losses on derivatives accounted for as cash flow hedges.  The Company’s total comprehensive income or loss for the three months ended March 31, 2014 and 2013 is reported in the Consolidated Statements of Comprehensive Income.

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax for the three months ended March 31, 2014 and 2013:

Net Unrealized Gain
(Loss) on Available
for Sale Securities
(In thousands)
Balance at December 31, 2012	$1,511
Other comprehensive loss before reclassifications	(116)
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive loss	(116)
Balance at March 31, 2013	$1,395

	Net Unrealized Gain	Net Unrealized
	(Loss) on Available	Gain on Interest
	for Sale Securities	Rate Swap	Total
	(In thousands)
Balance at December 31, 2013	$424	$-	$424
Other comprehensive income before reclassifications	150	34	184
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net other comprehensive income	150	34	184
Balance at March 31, 2014	$574	$34	$608

6.  Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings. Unvested share-based payment awards, which include the right to receive non-forfeitable dividends, are considered to participate with common stock in undistributed earnings for purposes of computing EPS.

The Company’s unvested restricted stock awards are participating securities, and therefore, are included in the computation of both basic and diluted earnings per common share.  EPS is calculated using the two-class method, under which calculations (1) exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities and (2) exclude from the denominator the dilutive impact of the participating securities.

BANKWELL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

The following is a reconciliation of earnings available to common shareholders and basic weighted-average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands, except per share data)
Net income	$1,123	$1,012
Preferred stock dividends and net accretion	(27)	(27)
Dividends and undistributed earnings allocated to participating securities	(34)	(16)
Net income available to common shareholders	$1,062	$969

Weighted average shares outstanding, basic	3,762	3,149
Effect of dilutive equity-based awards	34	48
Weighted average shares outstanding, diluted	3,796	3,197
Net earnings per common share:
Basic earnings per common share	$0.28	$0.31
Diluted earnings per common share	0.28	0.30

7.  Regulatory Matters

The Bank and Company are subject to various regulatory capital requirements administered by federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank and Company to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets, as defined by regulation.  Management believes, as of March 31, 2014, the Bank and Company meet all capital adequacy requirements to which they are subject.  As of March 31, 2014, the Bank was well capitalized under the regulatory framework for prompt corrective action, as shown in the following schedules.  There are no conditions or events since then that management believes have changed this category.

BANKWELL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

The capital amounts and ratios for the Bank and Company at March 31, 2014 and December 31, 2013, were as follows:
					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Capital		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio

Bankwell Bank
March 31, 2014
Total Capital to Risk-Weighted Assets	$68,460	10.74%	$50,983	8.00%		$63,729	10.00%
Tier I Capital to Risk-Weighted Assets	60,488	9.49%	25,492	4.00%		38,238	6.00%
Tier I Capital to Average Assets	60,488	7.90%	30,638	4.00%		38,297	5.00%
Bankwell Financial Group, Inc.
March 31, 2014
Total Capital to Risk-Weighted Assets	$78,232	12.22%	$51,220	8.00%	$	N/A	N/A
Tier I Capital to Risk-Weighted Assets	70,221	10.97%	25,610	4.00%		N/A	N/A
Tier I Capital to Average Assets	70,221	9.06%	31,012	4.00%		N/A	N/A

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Capital		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio

Bankwell Bank
December 31, 2013
Total Capital to Risk-Weighted Assets	$66,674	10.74%	$49,682	8.00%		$62,103	10.00%
Tier I Capital to Risk-Weighted Assets	58,908	9.49%	24,841	4.00%		37,262	6.00%
Tier I Capital to Average Assets	58,908	7.91%	29,772	4.00%		37,215	5.00%

Bankwell Financial Group, Inc.
December 31, 2013
Total Capital to Risk-Weighted Assets	$76,537	12.32%	$49,683	8.00%	$	N/A	N/A
Tier I Capital to Risk-Weighted Assets	68,766	11.07%	24,841	4.00%		N/A	N/A
Tier I Capital to Average Assets	68,766	9.15%	30,068	4.00%		N/A	N/A

Restrictions on dividends

The ability of the Company to pay dividends depends, in part, on the ability of the Bank to pay dividends to the Company. In accordance with State of Connecticut Banking Rules and Regulations, regulatory approval is required to pay dividends in excess of the Bank’s earnings retained in the current year plus retained earnings from the previous two years.  The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements.

BANKWELL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

8.  Stock-Based Compensation

Equity award plans

The Company has five equity award plans, which are collectively referred to as the “Plan.”  The current plan under which any future issuances of equity awards will be made is the 2012 BNC Financial Group, Inc. Stock Plan, or the “2012 Plan,” amended on June 26, 2013.  All equity awards made under the 2012 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant.  To date, all equity awards have been in the form of share options or restricted stock.  At March 31, 2014, there were 140,317 shares reserved for future issuance under the 2012 Plan.

Share Options:  The Company accounts for stock options based on the fair value at the date of grant over the vesting period of such awards on a straight line basis.  For the three months ended March 31, 2014 and 2013, the Company recorded expense related to options granted under the various plans of approximately $8 thousand and $10 thousand, respectively.

There were no options granted during the three months ended March 31, 2014.

A summary of the status of outstanding stock options as of and for the three months ended March 31, 2014 is presented below:
	Three Months Ended
	March 31, 2014
		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Options outstanding at beginning of period	208,568	$16.67
Granted	-	-
Forfeited	(1,770)	15.59
Exercised	(18,905)	10.07
Expired	(480)	10.00
Options outstanding at end of period	187,413	17.37
Options exercisable at end of period	175,262	17.52

Weighted-average fair value of options granted during the period		N/A

Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date.  The total intrinsic value of share options exercised during the three months ended March 31, 2014 was $205 thousand.

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period and certain performance goals.  Shares of unvested restricted stock are considered participating securities.  Restricted stock awards generally vest over one to five years.

BANKWELL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

The following table presents the activity for restricted stock for the three months ended March 31, 2014.
	Three Months Ended
	March 31, 2014
		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Unvested at beginning of period	122,140	$15.98
Granted	-	-
Vested	-	-
Forfeited	(3,608)	16.61
Unvested at end of period	118,532	15.96

The Company’s restricted stock expense for the three months ended March 31, 2014 and 2013 was $142 thousand and $58 thousand, respectively.

9.  Derivative Instruments

The Company entered into a derivative transaction in February, 2014.  Information about derivative instruments at March 31, 2014 was as follows:
	Notional				Fair
(Dollars in thousands)	Amount	Maturity	Received	Paid	Value

Cash flow hedge:
Interest rate swap on FHLB advance	$25,000	4.7 years	0.20%	1.62%	$87

The effective portion of unrealized changes in the fair value of derivatives accounted for as cash flow hedges is reported in other comprehensive income and subsequently reclassified to earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The Bank assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. The ineffective portion of changes in the fair value of the derivatives is recognized directly in earnings.

The Bank’s cash flow hedge positions are all forward starting interest rate swap transactions.  As of February 6, 2014 the Bank entered into the following forward starting interest rate swap transactions:

	Notional	Effective Date of	Duration of
(Dollars in thousands)	Amount	Hedged Borrowing	Borrowing	Counterparty

Type of borrowing:
FHLB 90-day advance	$25,000	April 1, 2014	4.7 years	Bank of Montreal

This hedge strategy converts the LIBOR based rate of interest on certain FHLB advances to fixed interest rates, thereby protecting the Bank from floating interest rate variability.

BANKWELL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

Changes in the consolidated statements of comprehensive income related to interest rate derivatives designated as hedges of cash flows were as follows for the three months ended March 31, 2014:

Three months ended
(In thousands)	March 31, 2014

Interest rate swap on FHLB advance:
Unrealized gain recognized in accumulated other comprehensive income	$87
Income tax expense on items recognized in accumulated other comprehensive income	(53)
Other comprehensive income recorded in other comprehensive income	$34

Interest expense recognized on hedged FHLB advance	$-

10.  Fair Value of Financial Instruments

GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statements of condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at either March 31, 2014 or December 31, 2013. The estimated fair value amounts have been measured as of the respective period-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

The carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments at March 31, 2014 and December 31, 2013 were as follows:
	March 31, 2014
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$82,246	$82,246	$82,246	$-	$-
Available for sale securities	35,557	35,557	-	35,557	-
Held to maturity securities	13,780	13,827	-	13,827	-
Loans receivable, net	646,583	650,038	-	-	650,038
Accrued interest receivable	2,344	2,344	-	-	2,344
FHLB stock	4,834	4,834	-	-	4,834
Derivative asset	87	87	-	87	-

Financial Liabilities:
Demand deposits	119,656	119,656	-	-	119,656
NOW and money market	244,179	244,179	-	-	244,179
Savings	104,813	104,813	-	-	104,813
Time deposits	210,575	211,286	-	-	211,286
Advances from the FHLB	59,000	58,940	-	-	58,940

BANKWELL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

	December 31, 2013
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$82,013	$82,013	$82,013	$-	$-
Available for sale securities	28,597	28,597	-	28,597	-
Held to maturity securities	13,816	13,815	-	13,815	-
Loans held for sale	100	100	-	100	-
Loans receivable, net	621,830	623,876	-	-	623,876
Accrued interest receivable	2,360	2,360	-	-	2,360
FHLB stock	4,834	4,834	-	-	4,834

Financial Liabilities:
Demand deposits	118,618	118,618	-	-	118,618
NOW and money market	238,231	238,231	-	-	238,231
Savings	107,692	107,692	-	-	107,692
Time deposits	197,004	197,762	-	-	197,762
Advances from the FHLB	44,000	43,902	-	-	43,902

The following methods and assumptions were used by management in estimating the fair value of its financial instruments:

Cash and due from banks, federal funds sold, accrued interest receivable and mortgagors’ escrow accounts: The carrying amount is a reasonable estimate of fair value.

Investment securities: Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The fair value of securities is further classified in accordance with the framework specified in GAAP as discussed in Note 11, Fair Value Measurements.

FHLB stock: The carrying value of FHLB stock approximates fair value based on the most recent redemption provisions of the FHLB.

Loans held for sale: The fair value is based upon prevailing market prices.

Loans receivable: For variable rate loans which reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair value of fixed rate loans are estimated by discounting the future cash flows using the year end rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Derivative asset: The valuation of the Company’s interest rate swap is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves.

Deposits: The fair value of demand deposits, regular savings and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit and other time deposits is estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities to a schedule of aggregated expected maturities on such deposits.

Advances from the FHLB: The fair value of the advances is estimated using a discounted cash flow calculation that applies current FHLB interest rates for advances of similar maturity to a schedule of maturities of such advances.

11.  Fair Value Measurements

The Company is required to account for certain assets at fair value on a recurring or non-recurring basis.  As discussed in Note 1, the Company determines fair value in accordance with GAAP, which defines fair value and establishes a framework for measuring fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:

Level 1 —	Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 —
Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 —	Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Valuation techniques based on unobservable inputs are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that may appropriately reflect market and credit risks. Changes in these judgments often have a material impact on the fair value estimates. In addition, since these estimates are as of a specific point in time they are susceptible to material near-term changes.

BANKWELL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

Financial instruments measured at fair value on a recurring basis

The following tables detail the financial instruments carried at fair value on a recurring basis at March 31, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the three months ended March 31, 2014.

	Fair Value
	Level 1	Level 2	Level 3
March 31, 2014:	(In thousands)
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$10,767	$-
State agency and municipal obligations	-	13,047	-
Corporate bonds	-	10,636	-
Mortgage backed securities	-	1,107	-
Derivative asset	-	87	-

December 31, 2013:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$5,688	$-
State agency and municipal obligations	-	12,132	-
Corporate bonds	-	9,566	-
Mortgage backed securities	-	1,211	-

Available for sale investment securities: The fair value of the Company’s investment securities are estimated by using pricing models or quoted prices of securities with similar characteristics (i.e. matrix pricing) and are classified within Level 2 of the valuation hierarchy.

Derivative asset: The Company’s derivative asset is an interest rate swaps, initiated in February 2014 as part of management’s strategy to manage interest rate risk. The valuation of the Company’s interest rate swap is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. The Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy.

Financial instruments measured at fair value on a nonrecurring basis

Certain assets and liabilities are measured at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These include assets that are measured at the-lower-of-cost-or-market that were recognized at fair value below cost at the end of the period as well as assets that are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The following table details the financial instruments carried at fair value on a nonrecurring basis at March 31, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
	Level 1	Level 2	Level 3
March 31, 2014:	(In thousands)
Impaired loans	$-	$-	$3,682
Foreclosed real estate	-	-	829

December 31, 2013:
Impaired loans	$-	$-	$3,723
Foreclosed real estate	-	-	829

BANKWELL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at March 31, 2014 and December 31, 2013:
	Fair	Valuation	Unobservable	Range
(Dollars in thousands)	Value	Methodology	Input	(Weighted Average)

March 31, 2014:

Impaired loans	$3,682	Appraisals	Discount for dated appraisals	3.5% to 5.0%
		Discounted cash flows	Discount rate	1.9%

Foreclosed real estate	$829	Appraisals	Discount for dated appraisals	29.4% to 46.0%

December 31, 2013:

Impaired loans	$3,723	Appraisals	Discount for dated appraisals	3.5% to 5.0%
		Discounted cash flows	Discount rate	1.9%

Foreclosed real estate	$829	Appraisals	Discount for dated appraisals	29.4% to 46.0%

Impaired loans: Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated in accordance with ASC 310-10 when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or other assumptions. Estimates of fair value based on collateral are generally based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3.

Foreclosed real estate: The Company classifies property acquired through foreclosure or acceptance of deed-in-lieu of foreclosure as foreclosed real estate and repossessed assets in its financial statements. Upon foreclosure, the property securing the loan is written down to fair value less selling costs. The write-down is based upon differences between the appraised value and the book value. Appraisals are based on observable market data such as comparable sales, however assumptions made in determining comparability are unobservable and therefore these assets are classified as Level 3 within the valuation hierarchy.

BANKWELL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

12.  Mergers and Acquisitions

On November 5, 2013, the Company acquired all of the outstanding common shares of The Wilton Bank (“Wilton”).  This business combination expanded the Bank’s presence in Fairfield County and enhanced opportunities for businesses, customer relationships, employees and the communities served by the Bank.

On the acquisition date, Wilton had 372,985 outstanding common shares, net of 108,260 shares of treasury stock, and shareholders’ equity of $6.3 million.  Wilton shareholders received $13.50 per share resulting in a consideration value of $5.0 million.

The assets and liabilities in the Wilton acquisition were recorded at their fair value based on management’s best estimate using information available at the date of acquisition.  Consideration paid and fair values of Wilton’s assets acquired and liabilities assumed are summarized in the following tables:
Consideration paid: (In thousands)	Amount

Cash consideration paid to Wilton shareholders	$5,035

Recognized amounts of identifiable assets acquired		Fair Value		As Recorded
and (liabilities) assumed: (In thousands)	As Acquired	Adjustments		at Acquisition

Cash	$35,919	$-		$35,919
Held to maturity investments securities	1,022	-		1,022
Loans	27,097	(2,008)	a	25,089
Premises and equipment	4,303	-		4,303
Other real estate owned	1,895	(450)	b	1,445
Core deposit intangibles	-	499	c	499
Deferred tax assets, net	-	1,997	d	1,997
Other assets	587	-		587
Deposits	(64,145)	(12)	e	(64,157)
Other liabilities	(336)	-		(336)
Total identifiable net assets	$6,342	$26		$6,368

Gain on purchase				$(1,333)

Explanation of fair value adjustments:

a)
The adjustment represents the write down of the book value of loans to their estimated fair value based on current interest rates and expected cash flows, which includes an estimate of expected loan loss inherent in the portfolio.

b)	The adjustment represents the write down of the book value of foreclosed real estate to their estimated fair value based on current appraisals.
c)
Represents the economic value of the acquired core deposit base (total deposits less jumbo time deposits).  The core deposit intangible will be amortized over an estimated life of 9.3 years based on the double declining balance method of amortization.

d)	Represents net deferred tax assets resulting from the fair value adjustments related to the acquired assets and liabilities, identifiable intangibles and other purchase accounting adjustments.
e)	The adjustment represents the fair value of time deposits, which were valued at a premium of 0.11% as they bore slightly higher rates than the prevailing market.

Except for collateral dependent loans with deteriorated credit quality, the fair values for loans acquired from Wilton were estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. For collateral dependent loans with deteriorated credit quality, to estimate the fair value, the Company analyzed the value of the underlying collateral of the loans, assuming the fair values of the loans were derived from the eventual sale of the collateral. Those values were discounted using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral. There was no carryover of Wilton’s allowance for credit losses associated with the loans that were acquired as the loans were initially recorded at fair value.

BANKWELL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

Information about the acquired loan portfolio subject to purchased credit impaired accounting guidance (ASC 310-30) as of November 5, 2013 was as follows:
November 5, 2013
(In thousands)

Contractually required principal and interest at acquisition	$14,528
Contractual cash flows not expected to be collected (nonaccretable discount)	(1,412)
Expected cash flows at acquisition	13,116
Interest component of expected cash flows (accretable discount)	(1,513)
Fair value of acquired loans	$11,603

13.  Subsequent Events

The Company has received approval from its regulators to establish a branch location in Norwalk, Connecticut, which is expected to open in the third quarter of 2014.

On March 31, 2014, the Company entered into a merger agreement with Quinnipiac Bank & Trust Company (“Quinnipiac”), located in New Haven County, Connecticut.  Quinnipiac has one branch located in Hamden, Connecticut, and a second branch scheduled to open in July 2014, in the neighboring town of North Haven.  At March 31, 2014, Quinnipiac had approximately $106 million in assets, $89 million in deposits and loans of $88 million.

Total consideration for the acquisition is expected to be comprised of our common stock (75%) and cash (25%). The total consideration to be paid to Quinnipiac shareholders, based on the closing price of a share of our common stock on the OTC Bulletin Board, or OTCBB, on March 31, 2014, is approximately $15 million. Pursuant to the merger agreement, each outstanding share of Quinnipiac will be converted at the election of the holder into the right to receive 0.56 shares of our common stock, or $12.00 in cash, subject to pro rata adjustments to meet the proportion of stock and cash consideration described above. Outstanding options to purchase Quinnipiac shares, totaling 109,000 as of March 31, 2014, will be exchanged for options in our common stock adjusted for the 0.56 fixed exchange ratio. The exercise price per share of our common stock under the new option shall be equal to the exercise price per share of Quinnipiac common stock subject to the Quinnipiac stock option divided by the 0.56 fixed exchange ratio. Outstanding warrants held by founders of Quinnipiac, totaling 122,500 as of March 31, 2014, will be automatically converted into a warrant to purchase 0.56 shares of our common stock for $17.86. Upon consummation of the transaction, Quinnipiac will be merged into Bankwell Bank.

The transaction is expected to close in the third quarter of 2014, subject to the requisite approval of the shareholders of Quinnipiac, required regulatory approvals, and satisfaction of other customary closing conditions.  Upon effectiveness of the merger, change in control payments totaling $631,466 are expected to be paid.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and related notes contained elsewhere in this report on Form 10-Q. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in Company’s Registration Statement on Form S-1 filed for the year ended December 31, 2013 in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” We assume no obligation to update any of these forward-looking statements.

General

Bankwell Financial Group, Inc. is a bank holding company headquartered in New Canaan, Connecticut.  Through our wholly owned subsidiary, Bankwell Bank, or the Bank, we serve small and medium-sized businesses and retail customers in greater Fairfield County, Connecticut.  We have a history of building long-term customer relationships and attracting new customers through what we believe is our strong customer service and our ability to deliver a diverse product offering.

The following discussion and analysis presents our results of operations and financial condition on a consolidated basis. However, because we conduct all of our material business operations through the Bank, the discussion and analysis relates to activities primarily conducted at the Bank.

As a bank holding company, we generate most of our revenue from interest on loans and investments and fee-based revenues. Our primary source of funding for our loans is deposits. Our largest expenses are interest on these deposits and salaries and related employee benefits. We measure our performance primarily through our net interest margin, efficiency ratio, ratio of allowance for loan losses to total loans, return on average assets and return on average equity, among other metrics, while maintaining appropriate regulatory leverage and risk-based capital ratios.

Critical Accounting Policies and Estimates

The discussion and analysis of our results of operations and financial condition are based on our consolidated financial statements, which have been prepared in accordance with GAAP and with general practices within the financial services industry.  The preparation of financial statements in conformity with GAAP requires us to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from our current estimates, as a result of changing conditions and future events. The current economic environment has increased the degree of uncertainty inherent in these significant estimates.

We believe that accounting estimates for the allowance for loan losses, fair values of securities and deferred taxes are particularly critical and susceptible to significant near-term change.  These accounting estimates are discussed further in the Company’s Registration Statement on Form S-1 filed for the year ended December 31, 2013 in the section “Critical Accounting Policies and Estimates” under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

We are focused on becoming the “Hometown” bank and the banking provider of choice in our highly attractive market area, and to serve as a locally based alternative to our larger competitors.  We aim to do this through:

●	Responsive, customer-centric products and services and a community focus;

●	Strategic acquisitions;

●	Utilization of efficient and scalable infrastructure; and

●	Disciplined focus on risk management.

During 2014 we entered into a merger agreement and completed an initial public offering, or IPO, for the sale of 2,702,703 shares of our common stock.

On March 31, 2014, we entered into a merger agreement with Quinnipiac Bank & Trust Company, or Quinnipiac, located in New Haven County, Connecticut.  Quinnipiac has one branch located in Hamden, Connecticut, and a second branch scheduled to open in July 2014, in the neighboring town of North Haven, Connecticut.  At March 31, 2014, Quinnipiac had approximately $106 million in assets, $89 million in deposits and loans of $88 million.  Upon consummation of the transaction, Quinnipiac will be merged into Bankwell Bank.  The transaction is expected to close in the third quarter of 2014, subject to the requisite approval of the shareholders of Quinnipiac, required regulatory approvals, and satisfaction of other customary closing conditions.  See Note 13, Subsequent Events, in the Notes to Unaudited Consolidated Financial Statements located elsewhere for further information about the merger agreement with Quinnipiac.

On May 15, 2014, Bankwell Financial Group, Inc. priced 2,702,703 common shares in its IPO at $18.00 per share, and on May 15, 2014, Bankwell common shares began trading on the Nasdaq Stock Market (ticker symbol: BWFG).  The net proceeds from the IPO were approximately $44.9 million, after deducting the underwriting discount of approximately $2.5 million and approximately $1.3 million of expenses.  We intend to use the net proceeds for general corporate purposes, which may include maintaining liquidity at the holding company, providing equity capital to the Bank to fund balance sheet growth or working capital needs, our working capital needs, and funding acquisitions of branches, whole financial institutions and related lines of businesses in or around our existing market that further our objectives.

Earnings Overview

Net income was $1.1 million for the first quarter of 2014, compared to $1.0 million for the first quarter of 2013.  Net income available to common shareholders was $1.1 million, or $0.28 per diluted share, and $1.0 million, or $0.30 per diluted share, respectively, for the three months ended March 31, 2014 and 2103.  Returns on average equity and average assets for the three months ended March 31, 2014 were 6.39% and 0.58%, respectively, compared to 6.83% and 0.67%, respectively, for the same period in 2013.

The quarter ended March 31, 2014 included merger and acquisition related expenses of $141 thousand, $93 thousand net of tax, primarily reflecting costs related to our definitive agreement to purchase Quinnipiac signed on March 31, 2014.  Exclusive of these expenses, net income for the first quarter of 2014 would have been $1.2 million.

For the three months ended March 31, 2014, we had net interest income of $7.1 million, an increase of $1.1 million, or 17%, over the three months ended March 31, 2013.  Our net interest margin (fully taxable equivalent basis) for the three months ended March 31, 2014 and 2013 was 3.97% and 4.16%, respectively. We also experienced growth in our non-interest income, which totaled $769 thousand for the three months ended March 31, 2014 representing 10% of our total revenue, up from $284 thousand, or 4% of total revenue, for the three months ended March 31, 2013.

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned on loans and securities and interest paid on deposits and other borrowings, and is the primary source of our operating income. Net interest income is affected by the level of interest rates, changes in interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities.  Included in interest income are certain loan fees, such as deferred origination fees and late charges.  The following tables and discussion present net interest income on a fully taxable equivalent, or FTE basis, by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities.  We convert tax-exempt income to a FTE basis using the statutory federal income tax rate adjusted for applicable state income taxes net of the related federal tax benefit.  The average balances are principally daily averages and, for loans, only include performing loans.  Average balances of non-performing loans for the three months ended March 31, 2014 and 2013 totaling $1.0 million and $3.0 million, respectively have been excluded.  Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which we have ceased to accrue interest. Premium amortization and discount accretion are included in the respective interest income and interest expense amounts.

FTE net interest income for the three months ended March 31, 2014 and 2013 was $7.3 million and $6.2 million, respectively.  Our net interest margin declined 19 basis points to 3.97% for the three months ended March 31, 2014, compared to the same period in 2013 due primarily to the effects of the low interest rate environment.  While we have experienced significant growth in average loan balances, in the current low interest rate environment, market yields on new loan originations are below the average yield of our existing loan portfolio. Due to the combined effect of new loan growth and the runoff of higher yielding loan balances, we anticipate that interest rates on total earning assets will continue to decline. The impact of this trend is likely to exceed the benefit to be realized in reduced funding costs, resulting in modestly lower net interest margin results in the near term.

FTE basis interest income for the three months ended March 31, 2014 increased by $1.2 million, or 18%, to $8.0 million, compared to FTE basis interest income for the three months ended March 31, 2013 due primarily to loan growth in our commercial real estate and commercial business portfolios.  Average interest-earning assets were $731.0 million for the three months ended March 31, 2014, up by $137.8 million from the same period in 2013.  The average balance of total loans increased $117.7 million, or 22%, contributing $1.4 million to the increase in interest income.  Commercial real estate and commercial business loan average balances grew by $47.5 million and $38.0 million, respectively.  Partially offsetting the increase in interest income due to volume was a 17 basis point decrease in the weighted average yield earned on our loan portfolio due to a lower interest rate environment, which caused a reduction of $275 thousand in interest income.

Interest expense for the three months ended March 31, 2014, increased by $124 thousand, or 21%, compared to interest expense for the three months ended March 31, 2013 due to a $101.6 million increase in the average balances of interest-bearing liabilities.  Average balances of total funding liabilities for the three months ended March 31, 2014, increased by $146.4 million, or 27%, from the same period in 2013, primarily due to higher average balances in money market and time accounts, while the weighted average cost declined two basis points to 0.42%.

Average Balance Sheet, FTE basis Interest and Average Yields/Rates

The following table presents the average balances and yields earned on interest-earning assets and the average balances and weighted average rates paid on our funding liabilities for the three months ended March 31, 2014 and 2013.  Such yields and costs are derived by dividing annualized income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented.

	Three Months Ended March 31,
	2014			2013
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Cash and Fed funds sold	$32,699	$22	0.27%	$16,986	$10	0.25%
Securities (1)	47,782	501	4.20	43,815	451	4.12
Loans: (2)
Commercial real estate	327,512	4,193	5.12	280,043	3,600	5.14
Residential real estate	156,069	1,395	3.58	143,814	1,405	3.91
Construction (3)	49,318	531	4.30	33,443	409	4.89
Commercial business	98,061	1,170	4.77	60,103	791	5.26
Home equity	14,207	127	3.62	10,531	96	3.70
Consumer	545	13	9.32	66	2	10.78
Total loans	645,712	7,429	4.60	528,000	6,303	4.77
Federal Home Loan Bank stock	4,834	18	1.50	4,450	4	0.36
Total earning assets	731,027	$7,970	4.36%	593,251	$6,768	4.56%
Other assets	38,273			13,590
Total assets	$769,300			$606,841

Liabilities and shareholders' equity:
Deposits:
Noninterest-bearing	$123,232	$-	-%	$78,457	$-	-%
NOW	52,596	13	0.10	33,542	12	0.14
Money market	170,901	180	0.43	95,315	91	0.39
Savings	107,971	82	0.31	132,599	154	0.47
Time	183,664	347	0.77	121,821	182	0.61
Total deposits	638,364	622	0.40	461,734	439	0.39
Federal Home Loan Bank advances	49,733	93	0.76	79,989	152	0.77
Total funding liabilities	688,097	$715	0.42%	541,723	$591	0.44%
Other liabilities	10,887			5,831
Shareholders' equity	70,316			59,287
Total liabilities and shareholders' equity	$769,300			$606,841
Net interest income (4)		$7,255			$6,177
Interest rate spread			3.94%			4.12%
Net interest margin (5)			3.97%			4.16%

(1)	Average balances and yields for securities are based on amortized cost.
(2)	Average balances and yields for loans exclude nonperforming loans.
(3)	Includes commercial and residential real estate construction.
(4)	The adjustment for securities and loans taxable equivalency amounted to $109 thousand and $92 thousand, respectively, for the three months ended March 31, 2014 and 2013.
(5)	Annualized net interest income as a percentage of earning assets.

Effect of changes in interest rates and volume of average earning assets and average interest-bearing liabilities

The following table shows the extent to which changes in interest rates and changes in the volume of average earning assets and average interest-bearing liabilities have affected net interest income. For each category of earning assets and interest-bearing liabilities, information is provided relating to: changes in volume (changes in average balances multiplied by the prior year’s average interest rates); changes in rates (changes in average interest rates multiplied by the prior year’s average balances); and the total change. Changes attributable to both volume and rate have been allocated proportionately based on the relationship of the absolute dollar amount of change in each.

	Three Months Ended
	March 31, 2014 vs 2013
	Increase (Decrease)
(In thousands)	Volume	Rate	Total
Interest and dividend income:
Cash and Fed funds sold	$11	$1	$12
Securities	41	9	50
Loans:
Commercial real estate	608	(15)	593
Residential real estate	114	(124)	(10)
Construction	176	(54)	122
Commercial business	459	(80)	379
Home equity	33	(2)	31
Consumer	11	-	11
Total loans	1,401	(275)	1,126
Federal Home Loan Bank stock	1	13	14
Total change in interest and dividend income	1,454	(252)	1,202
Interest expense:
Deposits:
NOW	5	(4)	1
Money market	79	10	89
Savings	(25)	(47)	(72)
Time	109	56	165
Total deposits	168	15	183
Federal Home Loan Bank advances	(56)	(3)	(59)
Total change in interest expense	112	12	124
Change in net interest income	$1,342	$(264)	$1,078

Provision for Loan Losses

The provision for loan losses is based on management’s periodic assessment of the adequacy of our allowance for loan losses which, in turn, is based on such interrelated factors as the composition of our loan portfolio and its inherent risk characteristics, the level of nonperforming loans and net charge-offs, both current and historic, local economic and credit conditions, the direction of real estate values, and regulatory guidelines. The provision for loan losses is charged against earnings in order to maintain our allowance for loan losses and reflects management’s best estimate of probable losses inherent in our loan portfolio at the balance sheet date.

Under accounting standards for business combinations, acquired loans are recorded at fair value with no loan loss allowance on the date of acquisition.  A provision for loan losses will be recorded for the emergence of new probable and estimable losses on acquired loans which were not impaired as of the acquisition date.  As of and for the three months ended March 31, 2014, there was no provision or allowance for loan losses related to the loan portfolio that we acquired from The Wilton Bank on November 5, 2013 for this reason.

The provision for loan losses for the three months ended March 31, 2014 was $211 thousand compared to $190 thousand provision for loan losses for the three months ended March 31, 2013.  For further information, see sections titled Asset Quality and Allowance for Loan Losses.

Noninterest Income

The following table compares noninterest income for the three months ended March 31, 2014 and 2013.
	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2014	2013	$	%
Service charges and fees	$132	$101	$31	31%
Gains and fees from sales and referrals of loans	428	8	420	5,250
Bank owned life insurance	85	-	85	100
Gain on sale of foreclosed real estate	-	71	(71)	100
Other	124	104	20	19
Total noninterest income	$769	$284	$485	171%

Noninterest income increased $485 thousand to $769 thousand for the three months ended March 31, 2014 compared to the same period in 2013, reflecting an increase in gains recorded on sales of loan and income earned on bank-owned life insurance.  During the three months ended March 31, 2014, we recorded income of $413 thousand on the sale of $14.9 million commercial real estate loans and $15 thousand on the sale of $1.1 million residential real estate loans.  In the fourth quarter of 2013, we purchased $10.0 million in life insurance coverage and during the quarter ended March 31, 2014, the cash surrender value increased by $85 thousand, which is recorded as noninterest income.

Noninterest Expense

The following table compares noninterest expense for the three months ended March 31, 2014, and 2013.

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2014	2013	$	%
Salaries and employee benefits	$3,337	$2,492	$845	34%
Occupancy and equipment	1,068	772	296	38
Professional services	369	369	-	-
Data Processing	337	256	81	32
Marketing	110	128	(18)	(14)
Merger and acquisition related expenses	141	-	141	100
FDIC insurance	118	130	(12)	(9)
Director fees	138	139	(1)	(1)
Foreclosed real estate	14	-	14	100
Amortization of intangibles	27	-	27	100
Other	382	312	70	22
Total noninterest expense	$6,041	$4,598	$1,443	31%

Noninterest expense increased $1.4 million to $6.0 million for the three months ended March 31, 2014 compared to the same period in 2013.  The largest component of the total increase was salaries and employee benefits, primarily reflecting higher staffing levels, incentive accruals and equity-based compensation expense.  The increase in occupancy and equipment expense largely reflects investments related to technology and other equipment as well as costs related to our new Wilton location acquired in November, 2013 and the relocation of two branch locations.  Data processing costs have increased reflecting higher transaction volume.  Merger and acquisition related expenses during the first quarter 2014 primarily reflect costs associated with the definitive merger agreement with Quinnipiac signed on March 31, 2014.

Income Tax Expense

Income tax expense for the three months ended March 31, 2014 and 2013 totaled $540 thousand and $569 thousand, respectively.  The effective tax rates for the three months ended March 31, 2014 and 2013, were 32.5%,and 36.0%, respectively.  The decrease in the effective tax rate reflects increases in nontaxable income, including bank-owned life insurance.

Financial Condition

Summary

At March 31, 2014, total assets were $812.1 million, a $32.4 million, or 4%, increase over December 31, 2013.  Total loans outstanding and total deposits continued to show momentum during the first quarter and totaled $657.2 million and $679.2 million, respectively at March 31, 2014.  Our credit quality remained strong, with nonperforming assets to total assets of 0.36% and the allowance for loan losses to total loans was 1.31%  Total shareholders’ equity at March 31, 2014 and December 31, 2013 was $71.1 million and $69.5 million, respectively.   Tangible book value was $15.79 per share at March 31, 2014 compared to $15.46 per share at December 31, 2013.

Loan Portfolio

We originate commercial and residential real estate loans, including construction loans, commercial business loans, home equity and other consumer loans.  Lending activities are primarily conducted within our market of Fairfield County and the surrounding Connecticut region. Our loan portfolio is the largest category of our earning assets.  Loans acquired in connection with the Wilton acquisition in November 2013 are referred to as "acquired" loans as a result of the manner in which they are accounted for.  All other loans are referred to as "originated" loans.  Accordingly, selected disclosures that follow are presented separately for the originated loan portfolio and the acquired loan portfolio.

Total loans before deferred loan fees were $657.2 million at March 31, 2014, up by $25.1 million, or 4%, from December 31, 2013.  Commercial real estate and commercial business loans have experienced the most significant growth, up by $15.5 million and $9.6 million, respectively.

The following table compares the composition of our loan portfolio for the dates indicated:

(In thousands)	March 31, 2014			December 31, 2013			Change
	Originated	Acquired	Total	Originated	Acquired	Total	Total
Real estate loans:
Residential	$158,905	$-	$158,905	$155,874	$-	$155,874	$3,031
Commercial	323,849	8,158	332,007	305,823	9,939	315,762	16,245
Construction	44,158	4,838	48,996	44,187	7,308	51,495	(2,499)
Home equity	9,734	3,815	13,549	9,625	3,872	13,497	52
	536,646	16,811	553,457	515,509	21,119	536,628	16,829
Commercial business	100,701	2,453	103,154	92,173	2,374	94,547	8,607
Consumer	67	483	550	225	612	837	(287)
Total loans	$637,414	$19,747	$657,161	$607,907	$24,105	$632,012	$25,149

Asset Quality

Acquired loans are recorded at fair value and are categorized as performing regardless of their payment status.  Therefore, some overall portfolio measures of asset performance are not comparable between periods as a result of The Wilton Bank acquisition.

Asset quality metrics remained strong through the first quarter of 2014. Nonperforming assets totaled $2.9 million and represented 0.36% of total assets at March 31, 2014, compared to $1.8 million and 0.23% of total assets at December 31, 2013. Nonaccrual loans totaled $2.1 million at March 31, 2014, an increase of $1.1 million from December 31, 2013, due to the addition of one commercial real estate loan. The balance of foreclosed real estate remained unchanged and was $829 thousand at March 31, 2014 and December 31, 2013, consisting of four residential lots that were acquired from Wilton.  We continue to have three accruing troubled debt restructured loans, with a balance of $1.6 million at March 31, 2014 and December 31, 2013.

The following table presents nonperforming assets and additional asset quality data for the dates indicated:

	At March 31, 2014			At December 31, 2013
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total
Nonaccrual loans:
Real estate loans:
Residential	$984	$-	$984	$1,003	$-	$1,003
Commercial	1,117	-	1,117	-	-	-
Construction	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total non accrual loans	$2,101	$-	$2,101	$1,003	$-	$1,003
Property acquired through foreclosure or repossession, net	-	829	829	-	829	829
Total nonperforming assets	$2,101	$829	$2,930	$1,003	$829	$1,832

Nonperforming assets to total assets	0.26%	0.10%	0.36%	0.13%	0.11%	0.23%
Nonaccrual loans to total loans	0.33%	0.00%	0.32%	0.16%	0.00%	0.16%
Total past due loans to total loans	0.35%	18.01%	0.88%	0.16%	15.02%	0.73%

Accruing loans 90 days or more past due	$-	$1,747	$1,747	$-	$3,620	$3,620

Allowance for Loan Losses

Establishing an appropriate level of allowance for loan losses, or the allowance, necessarily involves a high degree of judgment. We use a methodology to systematically measure the amount of estimated loan loss exposure inherent in our loan portfolio for purposes of establishing a sufficient allowance for loan losses.  We evaluate the adequacy of the allowance at least quarterly.  Our allowance for loan losses is our best estimate of the probable loan losses inherent in our loan portfolio as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.

At March 31, 2014, our allowance for loan losses was $8.6 million and represented 1.31% of total loans, compared to $8.4 million, or 1.33% of total loans, at December 31, 2013.  The net increase in the allowance primarily reflects the quarterly provision of $211 thousand and net recoveries of $10 thousand.  The carrying amount of total impaired loans at March 31, 2014 and December 31, 2013 was $3.7 million and the amount of related allowance totaled $144 thousand and $145 thousand, respectively.  At March 31, 2014 and December 31, 2013, impaired loans consisted of one residential mortgage loan, one substandard commercial mortgage loan and three performing troubled debt restructured loans.

The following tables present the activity in our allowance for loan losses and related ratios for the dates indicated:
	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Balance at beginning of period	$8,382	$7,941
Charge-offs:
Consumer	-	(2)
Total charge-offs	-	(2)
Recoveries:
Consumer	10	5
Total recoveries	10	5
Net recoveries (charge-offs)	10	3
Provision charged to earnings	211	190
Balance at end of period	$8,603	$8,134
Net recoveries (charge-offs) to average loans	0.01%	0.00%
Allowance for loan losses to total loans	1.31%	1.46%

The following tables present the allocation of the allowance for loan losses and the percentage of these loans to total loans for the dates indicated:

	At March 31,		At December 31,
	2014		2013
(Dollars in thousands)	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
Residential real estate	$1,298	24.18%	$1,310	24.66%
Commercial real estate	3,767	50.52	3,616	50.08
Construction	1,012	7.46	1,032	8.16
Home equity	192	2.06	190	2.20
Commercial business	2,331	15.70	2,225	14.80
Consumer	3	0.08	9	0.10
Unallocated	-	-	-	-
Total allowance for loan losses	$8,603	100.00%	$8,382	100.00%

The allocation of the allowance for loan losses at March 31, 2014 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the allowance for loan losses at March 31, 2014 is appropriate to cover probable losses.

Investment Securities

At March 31, 2014, the carrying value of our investment securities portfolio totaled $49.3 million and represented 6% of total assets, compared to $42.4 million and 5% of total assets at December 31, 2013.  The increase of $6.9 million, or 16%, primarily reflects purchases of U.S. Government agency obligations, corporate and municipal bonds totaling $7.2 million.  We purchase investment grade securities with a focus on earnings, duration exposure and for use as collateral for public funds.  There were no sales of available-for-sale investment securities during the first quarter of 2014.

The net unrealized gain position on our investment portfolio at March 31, 2014 and December 31, 2013 was $988 thousand and $695 thousand, respectively and included gross unrealized losses of $258 thousand and $349 thousand, respectively.  The gross unrealized losses were concentrated in U.S. Government and agency obligations, reflecting interest rate fluctuation.  At March 31, 2014, we determined that there had been no deterioration in credit quality subsequent to purchase and believe that all unrealized losses are temporary.  All of our investment securities are investment grade.

Sources of Funds

Total deposits were $679.2 million at March 31, 2014, an increase of $17.7 million, or 3%, from balance at December 31, 2013 reflecting growth in money market accounts and time deposits generated from the Certificate of Deposit Account Registry Service, or CDARS, network, partially offset by a decrease in NOW accounts.  CDARS time deposits increased by $11.7 million, or 39%, from year-end 2013, reflecting an increase in one-way buy transactions.

We utilize advances from the Federal Home Loan Bank of Boston, or FHLBB, as part of our overall funding strategy and to meet short-term liquidity needs.  Total FHLBB advances were $59.0 million at March 31, 2014 compared to $44.0 million at December 31, 2013  The increase of $15 million, or 34%, reflects normal operating fluctuation in our borrowings.

Liquidity

The Company is required to maintain levels of liquid assets sufficient to ensure the Company’s safe and sound operation.  Liquidity is defined as the ability to generate sufficient cash flows to meet all present and future funding requirements at reasonable costs.  Our primary source of liquidity is deposits. Other sources of funding include discretionary use of FHLBB term advances and other borrowings, cash flows from our investment securities portfolios, loan repayments and earnings.  Investment securities designated as available-for-sale may also be sold in response to short-term or long-term liquidity needs.

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments.  As of March 31, 2014, the Company had cash and cash equivalents of $82.2 million and available-for-sale securities of $35.6 million.  At March 31, 2014, outstanding commitments to originate loans totaled $69.3 million and undisbursed funds from approved lines of credit, home equity lines of credit and secured commercial lines of credit totaled $46.3 million.  Time deposits, including CDARS, scheduled to mature in one year or less at March 31, 2014 totaled $175.9 million.  Historically, the Company’s deposit flow history has been that a significant portion of such deposits remain with the Company.

Capital Resources

Total shareholders’ equity was $71.1 million at March 31, 2014 compared to $69.5 million at December 31, 2013.  The increase of $1.6 million primarily reflected net income of $1.1 million for the three months ended March 31, 2014.  The ratio of total equity to total assets was 8.76% at March 31, 2014, which compares to 8.91% at December 31, 2013.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  At March 31, 2014, the Bank, met all capital adequacy requirements to which they were subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action.  At March 31, 2014, the Bank’s ratio of total capital to risk-weighted assets was 10.74%, Tier 1 capital to risk-weighted assets was 9.49% and Tier 1 capital to average assets was 7.90%.

On May 15, 2014, Bankwell Financial Group, Inc. priced 2,702,703 common shares in its initial public offering (“IPO”) at $18.00 per share, and on May 15, 2014, Bankwell common shares began trading on the Nasdaq Stock Market (ticker symbol: BWFG).  The net proceeds from the IPO were approximately $44.9 million, after deducting the underwriting discount of approximately $2.5 million and approximately $1.3 million of expenses.

Interest Rate Sensitivity Analysis

We measure interest rate risk using simulation analysis to calculate earnings and equity at risk.  These risk measures are quantified using simulation software from one of the leading firms in the field of asset/liability modeling.  Key assumptions relate to the behavior of interest rates and spreads, prepayment speeds and the run-off of deposits.  From such simulations, interest rate risk, or IRR, is quantified and appropriate strategies are formulated and implemented.  We manage IRR by using two primary risk measurement techniques: simulation of net interest income and simulation of economic value of equity. These two measurements are complementary and provide both short-term and long-term risk profiles for us.  Because income simulations assume that our balance sheet will remain static over the simulation horizon, the results do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

We use two sets of standard scenarios to measure net interest income at risk.  For the “core” scenario, rate changes are ramped over a twelve-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon.  Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario.  Simulation analysis involves projecting a future balance sheet structure and interest income and expense under the various rate scenarios.  Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net income at risk for the subsequent one-year period should not decline by more than: 6% for a 100 basis point shift; 12% for a 200 basis point shift; and 18% for a 300 basis point shift.

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning March 31, 2014 and December 31, 2013.

Parallel Ramp	Estimated Percent Change
	in Net Interest Income
	March 31,	December 31,
Rate Changes (basis points)	2014	2013
-100	(0.82)%	(0.73)%
+200	(4.40)	(3.63)

Parallel Shock	Estimated Percent Change
	in Net Interest Income
	March 31,	December 31,
Rate Changes (basis points)	2014	2013
-100	(2.13)%	(1.97)%
+100	(4.25)	(3.18)
+200	(7.20)	(5.93)
+300	(11.57)	(10.20)

We conduct economic value of equity at risk simulation in tandem with net interest income simulations, to ascertain a longer term view of our interest rate risk position by capturing longer-term re-pricing risk and options risk embedded in the balance sheet. It measures the sensitivity of economic value of equity to changes in interest rates. Economic value of equity at risk simulation values only the current balance sheet and does not incorporate the growth assumptions used in income simulation. As with the net interest income simulation, this simulation captures product characteristics such as loan resets, re-pricing terms, maturity dates, rate caps and floors. Key assumptions include loan prepayment speeds, deposit pricing elasticity and non-maturity deposit attrition rates. These assumptions can have significant impacts on valuation results as the assumptions remain in effect for the entire life of each asset and liability. We conduct non-maturity deposit behavior studies on a periodic basis to support deposit assumptions used in the valuation process. All key assumptions are subject to a periodic review.

Base case economic value of equity at risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates. The base case scenario assumes that future interest rates remain unchanged.

The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates.

Parallel Shock	Estimated Percent Change
	in Economic Value of Equity
	March 31,	December 31,
Rate Changes (basis points)	2014	2013
-100	(4.00)%	(4.30)%
+100	(8.20)	(9.30)
+200	(15.90)	(20.10)
+300	(22.70)	(29.20)

The Company’s interest rate position continues to remain liability sensitive.  The sensitivity intensified somewhat during the quarter ended March 31, 2014 due to the increase in rate sensitive money market deposit account balances and short-term FHLBB advances.  In February 2014, the Company entered into a $25 million interest rate swap effective April 1, 2014, slightly diminishing its liability sensitive position.  The Bank remains within all internally established policies for interest rate risk and the economic value of equity calculation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk Management

Interest rate risk management is our primary market risk. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity Analysis” herein for a discussion of our management of our interest rate risk.

Inflation Risk Management

Inflation has an important impact on the growth of total assets in the banking industry and causes a need to increase equity capital higher than normal levels in order to maintain an appropriate equity-to-assets ratio. We cope with the effects of inflation by managing our interest rate sensitivity position through our asset/liability management program, and by periodically adjusting our pricing of services and banking products to take into consideration current costs.

Item 4. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures:

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period reported on in this report, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.

(b)	Change in internal controls

There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company and the Bank are periodically involved in various legal proceedings as normal incident to their businesses.  In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 1A. Risk Factors.

There have been no material changes in risk factors previously disclosed in the Company’s Registration Statement dated April 4, 2014, as amended, filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed herewith:

31.1	Certification of Peyton R. Patterson pursuant to Rule 13a-14(a)
31.2	Certification of Ernest J. Verrico, Sr. pursuant to Rule 13a-14(a)
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Bankwell Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statement of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankwell Financial Group, Inc.

Date: June 4, 2014	/s/ Peyton R. Patterson
Peyton R. Patterson
President and Chief Executive Officer

Date: June 4, 2014	/s/ Ernest J. Verrico, Sr.
Ernest J. Verrico, Sr.
Executive Vice President and Chief
Financial Officer

