Form 10-Q
period 2014-06-30
Bankwell Financial Group, Inc.
filed 2014-08-14
CIK 1505732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of June 30, 2014, there were 6,593,485 shares of the registrant’s common stock outstanding.

Bankwell Financial Group, Inc.

Form 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Bankwell Financial Group, Inc.

Consolidated Balance Sheets - (Unaudited)

(Dollars in thousands, except share data)

	June 30,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$130,535	$82,013
Held to maturity investment securities, at amortized cost (Note 2)	13,742	13,816
Available for sale investment securities, at fair value (Note 2)	49,114	28,597
Loans held for sale	325	100
Loans receivable (net of allowance for loan losses of $8,985 at June 30, 2014 and $8,382 at December 31, 2013) (Note 3)	671,500	621,830
Foreclosed real estate	829	829
Accrued interest receivable	2,464	2,360
Federal Home Loan Bank stock, at cost	4,834	4,834
Premises and equipment, net	8,078	7,060
Bank-owned life insurance	10,202	10,031
Other intangible assets	427	481
Deferred income taxes, net	5,479	5,845
Other assets	4,258	1,822
Total assets	$901,787	$779,618

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$146,596	$118,618
Interest bearing deposits	583,590	542,927
Total deposits	730,186	661,545

Advances from the Federal Home Loan Bank	47,000	44,000
Accrued expenses and other liabilities	7,431	4,588
Total liabilities	784,617	710,133

Commitments and contingencies
Shareholders’ equity (Notes 4, 5 and 7)
Preferred stock, senior noncumulative perpetual, Series C, no par; 10,980 shares issued at June 30, 2014 and December 31, 2013, respectively; liquidation value of $1,000 per share	10,980	10,980
Common stock, no par value; 10,000,000 shares authorized, 6,593,485 and 3,876,393 shares issued at June 30, 2014 and December 31, 2013, respectively	97,296	52,105
Retained earnings	8,271	5,976
Accumulated other comprehensive income	623	424
Total shareholders’ equity	117,170	69,485

Total liabilities and shareholders’ equity	$901,787	$779,618

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

Consolidated Statements of Income – (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest and dividend income
Interest and fees on loans	$7,558	$6,572	$14,986	$12,871
Interest and dividends on securities	437	318	848	685
Interest on cash and cash equivalents	49	11	71	21
Total interest income	8,044	6,901	15,905	13,577

Interest expense
Interest expense on deposits	730	514	1,352	953
Interest on Borrowings	166	139	259	291
Total interest expense	896	653	1,611	1,244

Net interest income	7,148	6,248	14,294	12,333

Provision for loan losses	70	252	282	442

Net interest income after provision for loan losses	7,078	5,996	14,012	11,891

Noninterest income
Gains and fees from sales of loans	213	757	642	765
Net gain on sale of available for sale securities	-	648	-	648
Service charges and fees	143	101	267	198
Bank owned life insurance	86	-	171	-
Gain (loss) on sale of foreclosed real estate, net	-	(5)	-	66
Other	240	23	372	131
Total noninterest income	682	1,524	1,452	1,808

Noninterest expense
Salaries and employee benefits	3,284	2,752	6,625	5,252
Occupancy and equipment	1,030	787	2,096	1,558
Professional services	272	421	641	790
Data processing	300	251	639	505
Marketing	218	270	328	398
Director fees	143	144	282	284
Merger and acquisition related expenses	122	64	263	64
FDIC insurance	107	100	225	230
Amortization of intangibles	27	-	54	-
Foreclosed real estate	-	4	12	4
Other	394	338	774	644
Total noninterest expense	5,897	5,131	11,939	9,729

Income before income tax expense	1,863	2,389	3,525	3,970

Income tax expense	636	921	1,175	1,490

Net income	$1,227	$1,468	$2,350	$2,480

Net income attributable to common shareholders	$1,173	$1,420	$2,235	$2,388

Earnings per common share - basic	$0.23	$0.43	$0.51	$0.74
Earnings per common share - diluted	0.23	0.42	0.51	0.72

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

Consolidated Statements of Comprehensive Income – (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$1,227	$1,468	$2,350	$2,480

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available for sale securities	188	(717)	433	(907)
Reclassification adjustment for gain realized in net income	-	(648)	-	(648)
Net change in unrealized gain (loss)	188	(1,365)	433	(1,555)
Tax effect - (expense) benefit	(73)	531	(168)	605
Unrealized gains (losses) on securities, net of tax	115	(834)	265	(950)
Unrealized losses on interest rate swap:
Unrealized losses on interest rate swaps designated as cash flow hedge	(195)	-	(108)	-
Tax effect - benefit	76	-	42	-
Unrealized losses on interest rate swap	(119)	-	(66)	-
Total other comprehensive income (loss)	(4)	(834)	199	(950)
Comprehensive income	$1,223	$634	$2,549	$1,530

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

Consolidated Statements of Shareholders’ Equity – (Unaudited)

(In thousands, except share data)

				Accumulated
				Other
	Preferred	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income (Loss)	Total

Balance at December 31, 2012	$10,980	$38,117	$926	$1,511	$51,534
Net income	-	-	2,480	-	2,480
Other comprehensive loss, net of tax	-	-	-	(950)	(950)
Preferred stock dividends	-	-	(55)	-	(55)
Stock based compensation expense	-	138	-	-	138
Capital from exercise of stock options	-	87	-	-	87
Capital from private placement	-	7,325	-	-	7,325

Balance at June 30, 2013	$10,980	$45,667	$3,351	$561	$60,559

				Accumulated
				Other
	Preferred	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income	Total

Balance at December 31, 2013	$10,980	$52,105	$5,976	$424	$69,485
Net income	-	-	2,350	-	2,350
Other comprehensive income, net of tax	-	-	-	199	199
Preferred stock dividends	-	-	(55)	-	(55)
Stock based compensation expense	-	280	-	-	280
Capital from exercise of stock options	-	207	-	-	207
Issuance of 2,702,703 shares, net of expenses	-	44,704	-	-	44,704

Balance at June 30, 2014	$10,980	$97,296	$8,271	$623	$117,170

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

Consolidated Statements of Cash Flows – (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities
Net income	$2,350	$2,480
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on investment securities	46	52
Provision for loan losses	282	442
Provision (benefit) for deferred taxes	116	(45)
Net gain on sales of available for sale securities	-	(648)
Depreciation and amortization	497	303
Increase in cash surrender value of bank-owned life insurance	(171)	-
Loan principal sold	(20,266)	(26,032)
Proceeds from sales of loans	18,878	26,797
Net gain on sales of loans	(642)	(765)
Equity-based compensation	280	138
Net accretion of purchase accounting adjustments	(296)	-
Gain on sale of foreclosed real estate	-	(66)
Net change in:
Deferred loan fees	332	189
Accrued interest receivable	(104)	(75)
Other assets	(614)	(63)
Accrued expenses and other liabilities	315	(1,717)
Net cash provided by operating activities	1,003	990

Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	202	465
Proceeds from principal repayments on held to maturity securities	70	103
Net proceeds from sales and calls of available for sale securities	400	10,194
Purchases of available for sale securities	(18,200)	-
Net increase in loans	(49,940)	(45,327)
Purchases of premises and equipment	(1,515)	(119)
Purchase of Federal Home Loan Bank stock	-	(134)
Proceeds from sale of foreclosed real estate	-	1,001
Net cash used by investing activities	(68,983)	(33,817)

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Cash Flows- (Continued)

(In thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from financing activities
Net change in time certificates of deposit	$63,018	$40,096
Net change in other deposits	5,628	17,057
Net proceeds from short term FHLB advances	10,000	(22,000)
Net repayments from long term FHLB advances	(7,000)	-
Proceeds from issuance of common stock	44,704	7,325
Proceeds from exercise of options	207	87
Dividends paid on preferred stock	(55)	(55)
Net cash provided by financing activities	116,502	42,510
Net increase in cash and cash equivalents	48,522	9,683
Cash and cash equivalents:
Beginning of year	82,013	28,927
End of period	$130,535	$38,610

Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$1,720	$1,255
Income taxes	630	1,059
Noncash investing and financing activities
Loans transferred to foreclosed real estate	-	-

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

1.	Nature of Operations and Summary of Significant Accounting Policies

Bankwell Financial Group, Inc. (the “Company” or “Bankwell”) is a bank-holding company located in New Canaan, Connecticut. The Company offers a broad range of financial services through its banking subsidiary, Bankwell Bank, (the “Bank”). Bankwell Bank was originally chartered as two separate banks, The Bank of New Canaan (“BNC”) and The Bank of Fairfield (“TBF”). In September 2013, BNC and TBF were merged and rebranded as “Bankwell Bank.” In November 2013, the Bank acquired The Wilton Bank (“Wilton”), which added one branch and approximately $25.1 million in loans and $64.2 million in deposits. See Note 12, Mergers and Acquisitions, for further information on the acquisition.

The Bank is a Connecticut state chartered commercial bank, founded in 2002, whose deposits are insured under the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank provides a full range of banking services to commercial and consumer customers, primarily concentrated in the Fairfield County region of Connecticut, with branch locations in New Canaan, Stamford, Fairfield and Wilton Connecticut. The Company has received approval from its regulators to establish a branch location in Norwalk, Connecticut, which is expected to open in the fourth quarter of 2014.

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

Basis of consolidated financial statement presentation

The unaudited consolidated financial statements presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Rule 10-1 of Regulation S-X and do not include all of the information and note disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying unaudited interim consolidated financial statements have been included. Interim results are not necessarily reflective of the results that may be expected for the year ending December 31, 2014. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Registration Statement on Form S-1 for the year ended December 31, 2013.

Significant concentrations of credit risk

Most of the Company’s activities are with customers located within Fairfield County and the surrounding region of Connecticut, and declines in property values in these areas could significantly impact the Company. The Company has significant concentrations in commercial real estate loans. Management does not believe they present any special risk. The Company does not have any significant concentrations in any one industry or customer.

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

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

Reclassification

Certain prior period amounts have been reclassified to conform to the 2014 financial statement presentation. These reclassifications only changed the reporting categories and did not affect the results of operations or consolidated financial position.

Recent accounting pronouncements

The following section includes changes in accounting principles and potential effects of new accounting guidance and pronouncements.

Accounting Standards Update No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (“ASU 2014-0411”)

The Update clarifies that an in substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments may be adopted using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. Management does not believe the amendments will have a material impact on the Company’s Consolidated Financial Statements.

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Accounting Standards Update No. 2013-10, Derivatives and Hedging (Topic 815), Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU No. 2013-10”)

This update permits the Fed Funds Effective Swap Rate (“OIS”) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to U.S. Treasury and the London InterBank Offered Rate (“LIBOR”). The amendments also remove the restriction on using different benchmark rates for similar hedges. Prior to the amendments in this ASU, only U.S. Treasury and the LIBOR swap rates were considered benchmark interest rates. Including the OIS as an acceptable U.S. benchmark interest rate in addition to U.S. Treasury and LIBOR rates provides a more comprehensive spectrum of interest rates to be utilized as the designated benchmark interest rate risk component under the hedge accounting guidance. The amendments in ASU 2013-10 are effective prospectively for qualifying new or designated hedging relationships entered into on or after July 17, 2013. The implementation of this update did not have a material effect on the Company’s consolidated financial statements.

Accounting Standards Update No. 2013-02, Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”)

In February 2013, the FASB issued ASU 2013-02, to supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011). The amendments require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in ASU 2013-02 were effective for public entities for reporting periods beginning after December 15, 2012, however, the Company did not meet the definition of a public company until January 1, 2014, and adopted ASU 2013-02 at that time. The implementation of this update did not have a material effect on the Company’s consolidated financial statements.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

2.   Investment Securities

The amortized cost, gross unrealized gains and losses and fair values of available for sale and held to maturity securities at June 30, 2014 were as follows:

	June 30, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Due from one through five years	$1,000	$-	$(3)	$997
Due from five through ten years	16,453	22	(158)	16,317
Due after ten years	2,000	-	(1)	1,999
	19,453	22	(162)	19,313
State agency and municipal obligations
Due from five through ten years	5,551	219	(4)	5,766
Due after ten years	8,789	564	-	9,353
	14,340	783	(4)	15,119
Corporate bonds
Due in less than one year	1,003	3	-	1,006
Due from one through five years	9,215	412	(9)	9,618
Due from five through ten years	3,047	2	(6)	3,043
	13,265	417	(15)	13,667

Government-sponsored mortgage-backed securities	928	87	-	1,015

Total available for sale securities	$47,986	$1,309	$(181)	$49,114
Held to maturity securities:
U.S. Government and agency obligations Due from one through five years	$1,016	$-	$-	$1,016
State agency and municipal obligations Due after ten years	11,429	-	-	11,429
Corporate bonds Due from five through ten years	1,000	14	-	1,014
Government-sponsored mortgage-backed securities	297	34	-	331

Total held to maturity securities	$13,742	$48	$-	$13,790

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

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

There were no sales of, or realized gains or losses on investment securities during the three and six months ended June 30, 2014. The realized gain on the sale of investment securities totaled $648 thousand for the three and six months ended June 30, 2013.

At June 30, 2014 and December 31, 2013, securities with approximate fair values of $5.9 million and $6.2 million, respectively, were pledged as collateral for public deposits.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following table provides information regarding investment securities with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
			(In thousands)
June 30, 2014
U.S. Government and agency obligations	$4,448	$(18)	$5,853	$(144)	$10,301	$(162)
State agency & municipal obligations	910	(4)	-	-	910	(4)
Corporate bonds	2,044	(6)	991	(9)	3,035	(15)
Total investment securities	$7,402	$(28)	$6,844	$(153)	$14,246	$(181)

December 31, 2013
U.S. Government and agency obligations	$5,797	$(222)	$910	$(89)	$6,707	$(311)
Corporate bonds	-	-	1,961	(38)	1,961	(38)
Total investment securities	$5,797	$(222)	$2,871	$(127)	$8,668	$(349)

There were fourteen and eight individual investment securities, respectively, in which the fair value of the security was less than the amortized cost of the security at June 30, 2014 and December 31, 2013. Management believes the unrealized losses are temporary and are the result of recent market conditions, and determined that there has been no deterioration in credit quality subsequent to purchase.

The U.S. Government and agency obligations owned are either direct obligations of the U.S. Government or are issued by one of the shareholder-owned corporations chartered by the U.S. Government. The Company’s corporate and municipal bonds are all rated above investment grade. The U.S. Government and agency obligations, state agency and municipal bonds, and corporate bonds have experienced declines due to general market conditions. Management determined that there has been no deterioration in credit quality subsequent to purchase and believes that unrealized losses are temporary, resulting from recent market conditions.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

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

The following table sets forth a summary of the loan portfolio at June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total

Real estate loans:
Residential	$165,060	$-	$165,060	$155,874	$-	$155,874
Commercial	349,849	7,036	356,885	305,823	9,939	315,762
Construction	45,705	858	46,563	44,187	7,308	51,495
Home equity	9,399	3,257	12,656	9,625	3,872	13,497
	570,013	11,151	581,164	515,509	21,119	536,628
Commercial business	98,669	2,003	100,672	92,173	2,374	94,547

Consumer	417	365	782	225	612	837
Total loans	669,099	13,519	682,618	607,907	24,105	632,012

Allowance for loan losses	(8,984)	(1)	(8,985)	(8,382)	-	(8,382)
Deferred loan origination fees, net	(2,149)	-	(2,149)	(1,785)	(31)	(1,816)
Unamortized loan premiums	16	-	16	16	-	16
Loans receivable, net	$657,982	$13,518	$671,500	$597,756	$24,074	$621,830

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

The following table summarizes activity in the accretable yields for the acquired loan portfolio for the three and six months ended June 30, 2014:

Three Months Ended
(In thousands)	June 30, 2014
Balance at beginning of period	$1,228
Acquisition	-
Accretion	(117)
Other (a)	(294)
Balance at end of period	$817

Six Months Ended
(In thousands)	June 30, 2014
Balance at beginning of period	$1,418
Acquisition	-
Accretion	(257)
Other (a)	(344)
Balance at end of period	$817

a)	Represents changes in cash flows expected to be collected due to loan sales or payoffs.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

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

Home Equity: This portfolio segment primarily includes home equity loans and home equity lines of credit secured by owner occupied one-to four-family residential properties. Loans of this type are written at a maximum of 80% of the appraised value of the property and the Company requires a second lien position on the property. These loans can be affected by economic conditions and the values of the underlying properties.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Commercial Business: This portfolio segment includes commercial business loans secured by assignments of corporate assets and personal guarantees of the business owners. Commercial business loans generally have higher interest rates and shorter terms than other loans, but they also may involve higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business.

Consumer: This portfolio segment includes loans secured by savings or certificate accounts, or automobiles, as well as unsecured personal loans and overdraft lines of credit. This type of loan entails greater risk than residential mortgage loans, particularly in the case of loans that are unsecured or secured by assets that depreciate rapidly.

An unallocated component is maintained, when needed, to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date. The unallocated allowance was $307 thousand and $0 at June 30, 2014 and December 31, 2013, respectively.

Allowance for loan losses

The following tables set forth the activity in the Company’s allowance for loan losses for the three and six months ended June 30, 2014 and 2013, by portfolio segment:

	Residential	Commercial			Commercial
	Real Estate	Real Estate	Construction	Home Equity	Business	Consumer	Unallocated	Total
				(In thousands)
Three Months Ended June 30, 2014
Originated
Beginning balance	$1,298	$3,767	$1,012	$192	$2,331	$3	$-	$8,603
Charge-offs	-	-	-	-	-	(1)	-	(1)
Recoveries	-	-	-	-	-	413	-	413
Provisions	94	257	(236)	(4)	(40)	(409)	307	(31)
Ending balance	$1,392	$4,024	$776	$188	$2,291	$6	$307	$8,984

Acquired
Beginning balance	$-	$-	$-	$-	$-	$-	$-	$-
Charge-offs	-	-	(100)	-	-	-	-	(100)
Recoveries	-	-	-	-	-	-	-	-
Provisions	-	-	100	-	1	-	-	101
Ending balance	$-	$-	$-	$-	$1	$-	$-	$1

Total
Beginning balance	$1,298	$3,767	$1,012	$192	$2,331	$3	$-	$8,603
Charge-offs	-	-	(100)	-	-	(1)	-	(101)
Recoveries	-	-	-	-	-	413	-	413
Provisions	94	257	(136)	(4)	(39)	(409)	307	70
Ending balance	$1,392	$4,024	$776	$188	$2,292	$6	$307	$8,985

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Residential	Commercial			Commercial
	Real Estate	Real Estate	Construction	Home Equity	Business	Consumer	Unallocated	Total
				(In thousands)
Three Months Ended June 30, 2013

Beginning balance	$1,264	$3,887	$933	$214	$1,821	$15	$-	8,134
Charge-offs	-	(166)	-	-	-	(1)	-	(167)
Recoveries	-	-	-	-	-	5	-	5
Provisions	62	(49)	80	(1)	(55)	72	143	252
Ending balance	$1,326	$3,672	$1,013	$213	$1,766	$91	$143	$8,224

	Residential	Commercial			Commercial
	Real Estate	Real Estate	Construction	Home Equity	Business	Consumer	Unallocated	Total
				(In thousands)
Six Months Ended June 30, 2014
Originated
Beginning balance	$1,310	$3,616	$1,032	$190	$2,225	$9	$-	$8,382
Charge-offs	-	-	-	-	-	(1)	-	(1)
Recoveries	-	-	-	-	-	422	-	422
Provisions	82	408	(256)	(2)	66	(424)	307	181
Ending balance	$1,392	$4,024	$776	$188	$2,291	$6	$307	$8,984

Acquired
Beginning balance	$-	$-	$-	$-	$-	$-	$-	$-
Charge-offs	-	-	(100)	-	-	-	-	(100)
Recoveries	-	-	-	-	-	-	-	-
Provisions	-	-	100	-	1	-	-	101
Ending balance	$-	$-	$-	$-	$1	$-	$-	$1

Total
Beginning balance	$1,310	$3,616	$1,032	$190	$2,225	$9	$-	$8,382
Charge-offs	-	-	(100)	-	-	(1)	-	(101)
Recoveries	-	-	-	-	-	422	-	422
Provisions	82	408	(156)	(2)	67	(424)	307	282
Ending balance	$1,392	$4,024	$776	$188	$2,292	$6	$307	$8,985

	Residential	Commercial			Commercial
	Real Estate	Real Estate	Construction	Home Equity	Business	Consumer	Unallocated	Total
				(In thousands)
Six Months Ended June 30, 2013

Beginning balance	$1,230	$3,842	$929	$220	$1,718	$2	$-	$7,941
Charge-offs	-	(166)	-	-	-	(3)	-	(169)
Recoveries	-	-	-	-	-	10	-	10
Provisions	96	(4)	84	(7)	48	82	143	442
Ending balance	$1,326	$3,672	$1,013	$213	$1,766	$91	$143	$8,224

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

With respect to the originated portfolio, the allocation to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

The following tables are a summary, by portfolio segment and impairment methodology, of the allowance for loan losses and related portfolio balances at June 30, 2014 and December 31, 2013:

	Originated Loans		Acquired Loans		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In thousands)
June 30, 2014
Loans individually evaluated for impairment:
Residential real estate	$864	$-	$-	$-	$864	$-
Commercial real estate	2,156	-	-	-	2,156	-
Construction	-	-	-	-	-	-
Home equity	96	-	-	-	96	-
Commercial business	1,031	23	533	1	1,564	24
Consumer	-	-	-	-	-	-
Subtotal	$4,147	$23	$533	$1	$4,680	$24
Loans collectively evaluated for impairment:
Residential real estate	$164,196	$1,392	$-	$-	$164,196	$1,392
Commercial real estate	347,693	4,024	7,036	-	354,729	4,024
Construction	45,705	776	858	-	46,563	776
Home equity	9,303	188	3,257	-	12,560	188
Commercial business	97,638	2,268	1,470	-	99,108	2,268
Consumer	417	6	365	-	782	6
Subtotal	$664,952	$8,654	$12,986	$-	$677,938	$8,654
Unallocated Allowance	-	307	-	-	-	307
Total	$669,099	$8,984	$13,519	$1	$682,618	$8,985

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Originated Loans		Acquired Loans		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In thousands)
December 31, 2013
Loans individually evaluated for impairment:
Residential real estate	$1,867	$73	$-	$-	$1,867	$73
Commercial real estate	1,117	56	-	-	1,117	56
Construction	-	-	-	-	-	-
Home equity	97	4	-	-	97	4
Commercial business	642	12	-	-	642	12
Consumer	-	-	-	-	-	-
Subtotal	$3,723	$145	$-	$-	$3,723	$145
Loans collectively evaluated for impairment:
Residential real estate	$154,007	$1,237	$-	$-	$154,007	$1,237
Commercial real estate	304,706	3,560	9,939	-	314,645	3,560
Construction	44,187	1,032	7,308	-	51,495	1,032
Home equity	9,528	187	3,872	-	13,400	187
Commercial business	91,531	2,212	2,374	-	93,905	2,212
Consumer	225	9	612	-	837	9
Subtotal	$604,184	$8,237	$24,105	$-	$628,289	$8,237

Total	$607,907	$8,382	$24,105	$-	$632,012	$8,382

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

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

Loans that are considered to be impaired are analyzed to determine whether a loss is possible and if so, a calculation is performed to determine the possible loss amount. If it is determined that the loss amount is $0, no reserve is held against the asset. If a loss is calculated, then a specific reserve for that asset is determined.

The following tables are a summary of the loan portfolio quality indicators by portfolio segment at June 30, 2014 and December 31, 2013:

	Commercial Credit Quality Indicators
	At June 30, 2014			At December 31, 2013
	Commercial		Commercial	Commercial		Commercial
	Real Estate	Construction	Business	Real Estate	Construction	Business
	(In thousands)
Originated loans:
Pass	$347,693	$45,705	$97,654	$304,469	$44,187	$91,093
Special mention	1,045	-	415	237	-	438
Substandard	1,111	-	600	1,117	-	642
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total originated loans	349,849	45,705	98,669	305,823	44,187	92,173
Acquired loans:
Pass	6,011	-	1,158	9,580	4,639	1,806
Special mention	-	-	342	24	161	252
Substandard	1,025	858	503	335	2,508	316
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total acquired loans	7,036	858	2,003	9,939	7,308	2,374
Total	$356,885	$46,563	$100,672	$315,762	$51,495	$94,547

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Residential and Consumer Credit Quality Indicators
	At June 30, 2014			At December 31, 2013
	Residential Real Estate	Home Equity	Consumer	Residential Real Estate	Home Equity	Consumer
	(In thousands)
Originated loans:
Pass	$163,642	$9,227	$417	$153,443	$9,447	$225
Special mention	1,418	172	-	2,431	178	-
Substandard	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total originated loans	165,060	9,399	417	155,874	9,625	225
Acquired loans:
Pass	-	3,257	365	-	3,826	469
Special mention	-	-	-	-	-	143
Substandard	-	-	-	-	46	-
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total acquired loans	-	3,257	365	-	3,872	612
Total	$165,060	$12,656	$782	$155,874	$13,497	$837

Loan portfolio aging analysis

When a loan is 15 days past due, the Company sends the borrower a late notice. The Company also contacts the borrower by phone if the delinquency is not corrected promptly after the notice has been sent. When the loan is 30 days past due, the Company mails the borrower a letter reminding the borrower of the delinquency, and attempts to contact the borrower personally to determine the reason for the delinquency and ensure the borrower understands the terms of the loan. If necessary, subsequent delinquency notices are issued and the account will be monitored on a regular basis thereafter. By the 90th day of delinquency, the Company will send the borrower a final demand for payment and may recommend foreclosure. A summary report of all loans 30 days or more past due is provided to the board of directors of the Company each month. Loans greater than 90 days past due are generally put on nonaccrual status. A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt. A loan is considered to be no longer delinquent when timely payments are made for a period of at least six months (one year for loans providing for quarterly or semi-annual payments) by the borrower in accordance with the contractual terms.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following tables set forth certain information with respect to our loan portfolio delinquencies by portfolio segment and amount as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014
						Carrying
						Amount > 90
	31-60 Days	61-90 Days	Greater Than	Total Past		Days and
	Past Due	Past Due	90 Days	Due	Current	Accruing
			(In thousands)
Originated Loans
Real estate loans:
Residential real estate	$860	$-	$-	$860	$164,200	$-
Commercial real estate	1,848	-	1,111	2,959	346,890	-
Construction	-	-	-	-	45,705	-
Home equity	-	-	-	-	9,399	-
Commercial business	-	244	-	244	98,425	-
Consumer	-	4	-	4	413	-
Total originated loans	2,708	248	1,111	4,067	665,032	-
Acquired Loans
Real estate loans:
Residential real estate	-	-	-	-	-	-
Commercial real estate	-	-	436	436	6,600	436
Construction	-	-	858	858	-	858
Home equity	-	-	-	-	3,257	-
Commercial business	-	-	-	-	2,003	-
Consumer	-	-	-	-	365	-
Total acquired loans	-	-	1,294	1,294	12,225	1,294
Total loans	$2,708	$248	$2,405	$5,361	$677,257	$1,294

	As of December 31, 2013
						Carrying
						Amount > 90
	31-60 Days	61-90 Days	Greater Than	Total Past		Days and
	Past Due	Past Due	90 Days	Due	Current	Accruing
			(In thousands)
Originated Loans
Real estate loans:
Residential real estate	$-	$-	$1,003	$1,003	$154,871	$-
Commercial real estate	-	-	-	-	305,823	-
Construction	-	-	-	-	44,187	-
Home equity	-	-	-	-	9,625	-
Commercial business	-	-	-	-	92,173	-
Consumer	-	-	-	-	225	-
Total originated loans	-	-	1,003	1,003	606,904	-
Acquired Loans
Real estate loans:
Residential real estate	-	-	-	-	-	-
Commercial real estate	-	-	797	797	9,142	797
Construction	-	-	2,508	2,508	4,800	2,508
Home equity	-	-	-	-	3,872	-
Commercial business	-	-	315	315	2,059	315
Consumer	-	-	-	-	612	-
Total acquired loans	-	-	3,620	3,620	20,485	3,620
Total loans	$-	$-	$4,623	$4,623	$627,389	$3,620

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Loans on nonaccrual status

The following is a summary of nonaccrual loans by portfolio segment as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
	(In thousands)
Residential real estate	$-	$1,003
Commercial real estate	1,111	-
Total	$1,111	$1,003

The amount of income that was contractually due but not recognized on originated nonaccrual loans totaled $67 thousand, and $83 thousand, respectively for the six months ended June 30, 2014, and 2013. The amount of income that was contractually due but not recognized on originated nonaccrual loans totaled $44 thousand, and $60 thousand, respectively for the three months ended June 30, 2014 and 2013. There was no and $8 thousand actual interest income recognized on these loans for the six months ended June 30, 2014, and 2013.

At June 30, 2014 and December 31, 2013, there were no commitments to lend additional funds to any borrower on nonaccrual status.

The preceding table excludes acquired loans that are accounted for as purchased credit impaired loans totaling $3.3 million and $6.2 million, respectively at June 30, 2014 and December 31, 2013. Such loans otherwise meet the Company’s definition of a nonperforming loan but are excluded because the loans are included in loan pools that are considered performing. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are accounted for on either a pool or individual basis and the accretable yield is being recognized as interest income over the life of the loans based on expected cash flows.

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following table summarizes impaired loans by portfolio segment as of June 30, 2014 and December 31, 2013:

	Carrying		Unpaid Principal		Associated
	Amount		Balance		Allowance
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2014	2013	2014	2013	2014	2013
	(In thousands)
Originated
Impaired loans without a valuation allowance:
Residential real estate	$864	$—	$864	$—	$—	$—
Commercial real estate	2,156	—	2,161	—	—	—
Home equity	96	—	96	—	—	—
Commercial business	255	—	255	—	—	—
Total impaired loans without a valuation allowance	$3,371	$—	$3,376	$—	$—	$—
Impaired loans with a valuation allowance:
Residential real estate	$—	$1,867	$—	$1,880	$—	$73
Commercial real estate	—	1,117	—	1,117	—	56
Home equity	—	97	—	97	—	4
Commercial business	776	642	790	642	23	12
Total impaired loans with a valuation allowance	$776	$3,723	$790	$3,736	$23	$145
Total originated impaired loans	$4,147	$3,723	$4,166	$3,736	$23	$145
Acquired
Impaired loans without a valuation allowance:
Commercial business	$243	$—	$243	$—	$—	$—
Total impaired loans without a valuation allowance	$243	$—	$243	$—	$—	$—
Impaired loans with a valuation allowance:
Commercial business	$290	$—	$290	$—	$1	$—
Total impaired loans with a valuation allowance	$290	$—	$290	$—	$1	$—
Total acquired impaired loans	$533	$—	$533	$—	$1	$—

The following table summarizes the average recorded investment balance of impaired loans and interest income recognized on impaired loans by portfolio segment for the six months ended June 30, 2014 and 2013:

	Average Recorded Investment		Interest Income Recognized
Six months ended June 30,	2014	2013	2014	2013
	(In thousands)
Originated
Impaired loans without a valuation allowance:
Residential real estate	$864	$—	$14	$—
Commercial real estate	2,164	—	—	—
Home equity	96	—	1	—
Commercial business	256	—	5	—
Total impaired loans without a valuation allowance	$3,380	$—	$20	$—
Impaired loans with a valuation allowance:
Residential real estate	$—	$1,902	$—	$22
Commercial real estate	—	191	—	6
Home equity	—	246	—	4
Commercial business	806	701	23	19
Total impaired loans with a valuation allowance	$806	$3,040	$23	$51
Total originated impaired loans	$4,186	$3,040	$43	$51
Acquired
Impaired loans without a valuation allowance:
Commercial business	$243	$—	$4	$—
Total impaired loans without a valuation allowance	$243	$—	$4	$—
Impaired loans with a valuation allowance:
Commercial business	$290	$—	$12	$—
Total impaired loans with a valuation allowance	$290	$—	$12	$—
Total acquired impaired loans	$533	$—	$16	$—

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Troubled debt restructurings (TDRs)

Modifications to a loan are considered to be a troubled debt restructuring when one or both of the following conditions is met: 1) the borrower is experiencing financial difficulties and/or 2) the modification constitutes a concession that is not in line with market rates and/or terms. Modified terms are dependent upon the financial position and needs of the individual borrower. Trouble debt restructurings are classified as impaired loans.

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

The recorded investment in TDRs was $3.4 million at June 30, 2014 and $1.6 million at December 31, 2013.

The following table presents loans whose terms were modified as TDRs during the periods presented:

			Outstanding Recorded Investment
	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2014	2013	2014	2013	2014	2013
Three months ended June 30,
Commercial real estate	2	-	1,333	-	1,336	-
Commercial business	3	-	466	-	466	-
Total	5	-	$1,799	$-	$1,802	$-

			Outstanding Recorded Investment
	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2014	2013	2014	2013	2014	2013
Six months ended June 30,
Commercial real estate	2	-	1,333	-	1,336	-
Home equity	-	1	-	97	-	97
Commercial business	3	-	466	-	466	-
Total	5	1	$1,799	$97	$1,802	$97

All TDRs at June 30, 2014 and December 31, 2013 were performing in compliance under their modified terms and therefore, were on accrual status.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following table provides information on how loans were modified as a TDR during the three and six months ended June 30, 2014 and 2013.

	Three months		Six months
Periods ended June 30,	2014	2013	2014	2013
	(In thousands)
Maturity/amortization concession	$631	$97	$631	$97
Payment concession	$1,171		$1,171
Total	$1,802	$97	$1,802	$97

There was $1.1 million and no loans modified in a troubled debt restructuring, for which there was a payment default during the three or six months ended June 31, 2014 and 2013, respectively.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

4.   Shareholders’ Equity

Common stock

On May 15, 2014, the Company priced 2,702,703 common shares in its initial public offering (“IPO”) at $18.00 per share, and on May 15, 2014, Bankwell common shares began trading on the Nasdaq Stock Market. The Company issued a total of 2,702,703 common shares in its IPO, which closed on May 20, 2014. The net proceeds from the IPO were approximately $44.7 million, after deducting the underwriting discount of approximately $2.5 million and approximately $1.3 million of expenses.

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

Preferred stock

In 2011, the Company elected to participate in the U.S. Treasury’s Small Business Lending Fund Program (“SBLF”). The SBLF is a $30 billion fund established under the Small Business Jobs Act of 2010 to encourage lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. The SBLF is intended to expand the ability to lend to small businesses, in order to help stimulate the economy and promote job growth. The transaction resulted in net capital proceeds to the Company of $5.9 million, of which at least 90% was invested in the Banks as Tier 1 Capital.

The Series C Preferred stock pays noncumulative dividends. The dividend rate on the Series C Preferred Stock for the initial ten quarterly dividend periods, commencing with the period ended September 30, 2011 and ending with the period ended December 31, 2013, was determined each quarter based on the increase in the Banks’ Qualified Small Business Lending over a baseline amount. The Company has paid dividends at a rate of 1.0% since issuance. For the eleventh quarterly dividend payment through four and one-half years after its issuance, the dividend rate on the Series C Preferred Stock will be fixed at the rate in effect at the end of the ninth quarterly dividend period, which is 1.0%. In the second quarter of 2016, four and one-half years from its issuance, the dividend rate will be fixed at 9.0% per annum.

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

Warrants

The initial and secondary offerings completed in 2002 and 2007 each call for the issuance of Units. Each Unit issued pursuant to these two offerings represented one share of common stock and one non-transferable Warrant. The Warrants were exercisable at any time from and including October 1, 2009 and prior to or on November 30, 2009, unless extended or accelerated by the board of directors in their discretion. The board of directors has extended the exercise period to October 1, 2014 through December 1, 2014. Each Warrant allows a holder to purchase .3221 shares of common stock at an exercise price of $14.00 per share. None of the warrants have been exercised as of June 30, 2014. Assuming that all of the Warrants issued are exercised in full during the exercise period, the Company would receive $4.3 million in gross capital and issue 304,640 shares of common stock. A total of 945,789 units were sold generating gross capital of $17.2 million.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Dividends

The Company’s shareholders are entitled to dividends when and if declared by the board of directors, out of funds legally available. Connecticut law prohibits the Company from paying cash dividends except from its net profits, which are defined by state statutes.

The payment of dividends is subject to additional restrictions in connection with the SBLF preferred stock.

For the six months ended June 30, 2014 and 2013, the Company declared and paid cash dividends on preferred stock of $55 thousand. To date, the Company has not declared or paid dividends on its common stock, nor has it repurchased any of its common stock.

5. Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net gains or losses on derivatives accounted for as cash flow hedges. The Company’s total comprehensive income or loss for the three and six months ended June 30, 2014 and 2013 is reported in the Consolidated Statements of Comprehensive Income.

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax for the three and six months ended June 30, 2014 and 2013:

	Net Unrealized Gain	Net Unrealized
	(Loss) on Available	Loss on Interest
	for Sale Securities	Rate Swap	Total
		(In thousands)
Balance at March 31, 2014	$574	$53	$627
Other comprehensive income (loss) before reclassifications	115	(119)	(4)
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net other comprehensive income (loss)	115	(119)	(4)
Balance at June 30, 2014	$689	$(66)	$623

	Net Unrealized Gain	Net Unrealized
	(Loss) on Available	Loss on Interest
	for Sale Securities	Rate Swap	Total
		(In thousands)
Balance at December 31, 2013	$424	$-	$424
Other comprehensive income (loss) before reclassifications	265	(66)	199
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net other comprehensive income (loss)	265	(66)	199
Balance at June 30, 2014	$689	$(66)	$623

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Net Unrealized Gain
(Loss) on Available
for Sale Securities
(In thousands)
Balance at March 31, 2013	$1,395
Other comprehensive loss before reclassifications	(834)
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive loss	(834)
Balance at June 30, 2013	$561

Net Unrealized Gain
(Loss) on Available
for Sale Securities
(In thousands)
Balance at December 31, 2012	$1,511
Other comprehensive loss before reclassifications	(950)
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive loss	(950)
Balance at June 30, 2013	$561

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following is a reconciliation of earnings available to common shareholders and basic weighted-average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)

Net income	$1,227	$1,468	$2,350	$2,480
Preferred stock dividends	(27)	(27)	(55)	(55)
Dividends and undistributed earnings allocated to participating securities	(27)	(21)	(60)	(37)
Net income available to common shareholders	$1,173	$1,420	$2,235	$2,388
Weighted average shares outstanding, basic	5,023	3,327	4,396	3,238
Effect of dilutive equity-based awards	22	75	28	62
Weighted average shares outstanding, diluted	5,045	3,402	4,424	3,300
Net earnings per common share:
Basic earnings per common share	$0.23	$0.43	$0.51	$0.74
Diluted earnings per common share	0.23	0.42	0.51	0.72

7.	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and Company to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets, as defined by regulation. Management believes, as of June 30, 2014, the Bank and Company meet all capital adequacy requirements to which they are subject. As of June 30, 2014, the Bank was well capitalized under the regulatory framework for prompt corrective action, as shown in the following schedules. There are no conditions or events since then that management believes have changed this category.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The capital amounts and ratios for the Bank and Company at June 30, 2014 and December 31, 2013, were as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Capital		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
June 30, 2014
Total Capital to Risk-Weighted Assets	$110,335	16.48%	$53,558	8.00%	$66,948	10.00%
Tier I Capital to Risk-Weighted Assets	101,958	15.23%	26,779	4.00%	40,169	6.00%
Tier I Capital to Average Assets	101,958	12.49%	32,640	4.00%	40,800	5.00%
Bankwell Financial Group, Inc.
June 30, 2014
Total Capital to Risk-Weighted Assets	$124,552	18.48%	$53,918	8.00%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	116,120	17.23%	26,959	4.00%	N/A	N/A
Tier I Capital to Average Assets	116,120	13.77%	33,738	4.00%	N/A	N/A

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Capital		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
December 31, 2013
Total Capital to Risk-Weighted Assets	$66,674	10.74%	$49,682	8.00%	$62,103	10.00%
Tier I Capital to Risk-Weighted Assets	58,908	9.49%	24,841	4.00%	37,262	6.00%
Tier I Capital to Average Assets	58,908	7.91%	29,772	4.00%	37,215	5.00%
Bankwell Financial Group, Inc.
December 31, 2013
Total Capital to Risk-Weighted Assets	$76,537	12.32%	$49,683	8.00%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	68,766	11.07%	24,841	4.00%	N/A	N/A
Tier I Capital to Average Assets	68,766	9.15%	30,068	4.00%	N/A	N/A

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

8.	Stock-Based Compensation

Equity award plans

The Company has five equity award plans, which are collectively referred to as the “Plan.” The current plan under which any future issuances of equity awards will be made is the 2012 BNC Financial Group, Inc. Stock Plan, or the “2012 Plan,” amended on June 26, 2013. All equity awards made under the 2012 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of share options or restricted stock. At June 30, 2014, there were 145,125 shares reserved for future issuance under the 2012 Plan.

Share Options: The Company accounts for stock options based on the fair value at the date of grant over the vesting period of such awards on a straight line basis. For the six months ended June 30, 2014 and 2013, the Company recorded expense related to options granted under the various plans of approximately $16 thousand and $41 thousand, respectively.

There were no options granted during the six months ended June 30, 2014.

A summary of the status of outstanding stock options as of and for the six months ended June 30, 2014 is presented below:

	Six Months Ended
	June 30, 2014
		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Options outstanding at beginning of period	208,568	$16.67
Granted	-	-
Forfeited	(4,270)	18.32
Exercised	(20,305)	10.17
Expired	(480)	10.00
Options outstanding at end of period	183,513	17.37
Options exercisable at end of period	172,152	17.51
Weighted-average fair value of options granted during the period		N/A

Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. The total intrinsic value of share options exercised during the six months ended June 30, 2014 was $214 thousand.

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period and certain performance goals. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following table presents the activity for restricted stock for the six months ended June 30, 2014:

	Six Months Ended
	June 30, 2014
		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Unvested at beginning of period	122,140	$15.98
Granted	-	-
Vested	(4,900)	14.80
Forfeited	(5,916)	16.57
Unvested at end of period	111,324	16.00

The Company’s restricted stock expense for the six months ended June 30, 2014 and 2013 was $264 thousand and $95 thousand, respectively.

9.	derivative instruments

The Company entered into a derivative transaction in February, 2014. Information about derivative instruments at June 30, 2014 was as follows:

	Notional				Fair
(Dollars in thousands)	Amount	Maturity	Received	Paid	Value

Cash flow hedge:
Interest rate swap on FHLB advance	$25,000	4.7 years	0.23%	1.62%	$(108)

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Changes in the consolidated statements of comprehensive income related to interest rate derivatives designated as hedges of cash flows were as follows for the three and six months ended June 30, 2014:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2014	June 30, 2014

Interest rate swap on FHLB advance:
Unrealized loss recognized in accumulated other comprehensive income	$(195)	$(108)
Income tax benefit on items recognized in accumulated other comprehensive income	76	42
Other comprehensive loss	$(119)	$(66)
Interest expense recognized on hedged FHLB advance	$88	$88

10.	Fair Value of Financial Instruments

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at either June 30, 2014 or December 31, 2013. The estimated fair value amounts have been measured as of the respective period-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$130,535	$130,535	$130,535	$-	$-
Available for sale securities	49,114	49,114	-	49,114	-
Held to maturity securities	13,742	13,790	-	13,790	-
Loans held for sale	325	325	-	325	-
Loans receivable, net	671,500	675,154	-	-	675,154
Accrued interest receivable	2,464	2,464	-	-	2,464
FHLB stock	4,834	4,834	-	-	4,834

Financial Liabilities:
Demand deposits	146,596	146,596	-	-	146,596
NOW and money market	233,659	233,659	-	-	233,659
Savings	89,914	89,914	-	-	89,914
Time deposits	260,017	261,417	-	-	261,417
Advances from the FHLB	47,000	46,949	-	-	46,949
Derivative liability	108	108	-	108	-

	December 31, 2013
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$82,013	$82,013	$82,013	$-	$-
Available for sale securities	28,597	28,597	-	28,597	-
Held to maturity securities	13,816	13,815	-	13,815	-
Loans held for sale	100	100	-	100	-
Loans receivable, net	621,830	623,876	-	-	623,876
Accrued interest receivable	2,360	2,360	-	-	2,360
FHLB stock	4,834	4,834	-	-	4,834

Financial Liabilities:
Demand deposits	118,618	118,618	-	-	118,618
NOW and money market	238,231	238,231	-	-	238,231
Savings	107,692	107,692	-	-	107,692
Time deposits	197,004	197,762	-	-	197,762
Advances from the FHLB	44,000	43,902	-	-	43,902

The following methods and assumptions were used by management in estimating the fair value of its financial instruments:

Cash and due from banks and accrued interest receivable: The carrying amount is a reasonable estimate of fair value.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

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

Derivative asset (liability): The valuation of the Company’s interest rate swap is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves.

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

The Company is required to account for certain assets and liabilities at fair value on a recurring or non-recurring basis. As discussed in Note 1, the Company determines fair value in accordance with GAAP, which defines fair value and establishes a framework for measuring fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Financial instruments measured at fair value on a recurring basis

The following tables detail the financial instruments carried at fair value on a recurring basis at June 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the six months ended June 30, 2014 and the year ended December 31, 2013.

	Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2014:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$19,313	$-
State agency and municipal obligations	-	15,119	-
Corporate bonds	-	13,667	-
Mortgage backed securities	-	1,015	-
Derivative liability	-	(108)	-

December 31, 2013:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$5,688	$-
State agency and municipal obligations	-	12,132	-
Corporate bonds	-	9,566	-
Mortgage backed securities	-	1,211	-

Available for sale investment securities: The fair value of the Company’s investment securities are estimated by using pricing models or quoted prices of securities with similar characteristics (i.e. matrix pricing) and are classified within Level 2 of the valuation hierarchy.

Derivative liability: The Company’s derivative liability is an interest rate swap, initiated in February 2014 as part of management’s strategy to manage interest rate risk. The valuation of the Company’s interest rate swap is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. The Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy.

Financial instruments measured at fair value on a nonrecurring basis

Certain assets are measured at fair value on a non-recurring basis in accordance with GAAP. These include assets that are measured at the-lower-of-cost-or-market that were recognized at fair value below cost at the end of the period as well as assets that are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following table details the financial instruments carried at fair value on a nonrecurring basis at June 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2014:
Impaired loans	$-	$-	$4,680
Foreclosed real estate	-	-	829

December 31, 2013:
Impaired loans	$-	$-	$3,723
Foreclosed real estate	-	-	829

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at June 30, 2014 and December 31, 2013:

	Fair	Valuation	Unobservable	Range
(Dollars in thousands)	Value	Methodology	Input	(Weighted Average)

June 30, 2014:
Impaired loans	$4,680	Appraisals	Discount for dated appraisals	8.0% - 28.0%
		Discounted cash flows	Discount rate	3.25% - 7.00%
Foreclosed real estate	$829	Appraisals	Discount for dated appraisals	29.4% to 46.0%

December 31, 2013:
Impaired loans	$3,723	Appraisals	Discount for dated appraisals	3.5% to 5.0%
		Discounted cash flows	Discount rate	1.9%
Foreclosed real estate	$829	Appraisals	Discount for dated appraisals	29.4% to 46.0%

Impaired loans: Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated in accordance with ASC 310-10 when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or other assumptions. Estimates of fair value based on collateral are generally based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. For those loans where the primary source of repayment is cash flow from operations, adjustments include impairment amounts calculated based on the perceived collectability of interest payments on the basis of a discounted cash flow analysis utilizing a discount rate equivalent to the original note rate.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

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

The assets and liabilities in the Wilton acquisition were recorded at their fair value based on management’s best estimate using information available at the date of acquisition. Consideration paid and fair values of Wilton’s assets acquired and liabilities assumed are summarized in the following tables:

Consideration paid: (In thousands)	Amount
Cash consideration paid to Wilton shareholders	$5,035

Recognized amounts of identifiable assets acquired		Fair Value		As Recorded
and (liabilities) assumed: (In thousands)	As Acquired	Adjustments		at Acquisition
Cash	$35,919	$-		$35,919
Held to maturity investments securities	1,022	-		1,022
Loans	27,097	(2,008	)a	25,089
Premises and equipment	4,303	-		4,303
Other real estate owned	1,895	(450	)b	1,445
Core deposit intangibles	-	499	c	499
Deferred tax assets, net	-	1,997	d	1,997
Other assets	587	-		587
Deposits	(64,145)	(12	)e	(64,157)
Other liabilities	(336)	-		(336)
Total identifiable net assets	$6,342	$26		$6,368

Gain on purchase				$(1,333)

Explanation of fair value adjustments:

a)	The adjustment represents the write down of the book value of loans to their estimated fair value based on current interest rates and expected cash flows, which includes an estimate of expected loan loss inherent in the portfolio.

b)	The adjustment represents the write down of the book value of foreclosed real estate to their estimated fair value based on current appraisals.

c)	Represents the economic value of the acquired core deposit base (total deposits less jumbo time deposits). The core deposit intangible will be amortized over an estimated life of 9.3 years based on the double declining balance method of amortization.

d)	Represents net deferred tax assets resulting from the fair value adjustments related to the acquired assets and liabilities, identifiable intangibles and other purchase accounting adjustments.

e)	The adjustment represents the fair value of time deposits, which were valued at a premium of 0.11% as they bore slightly higher rates than the prevailing market.

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

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

Information about the acquired loan portfolio subject to purchased credit impaired accounting guidance (ASC 310-30) as of November 5, 2013 was as follows:

November 5,
(In thousands)	2013

Contractually required principal and interest at acquisition	$14,528
Contractual cash flows not expected to be collected (nonaccretable discount)	(1,412)
Expected cash flows at acquisition	13,116
Interest component of expected cash flows (accretable discount)	(1,513)
Fair value of acquired loans	$11,603

Pending

On March 31, 2014, the Company entered into a merger agreement with Quinnipiac Bank & Trust Company (“Quinnipiac”), located in New Haven County, Connecticut. Quinnipiac has one branch located in Hamden, Connecticut, and a second branch in the neighboring town of North Haven. At June 30, 2014, Quinnipiac had approximately $115 million in assets, $98 million in deposits and loans of $90 million.

Total consideration for the acquisition is expected to be comprised of our common stock (75%) and cash (25%). The total consideration to be paid to Quinnipiac shareholders, based on the closing price of a share of our common stock on the OTC Bulletin Board, or OTCBB, on March 31, 2014, is approximately $15 million. Pursuant to the merger agreement, each outstanding share of Quinnipiac will be converted at the election of the holder into the right to receive 0.56 shares of our common stock, or $12.00 in cash, subject to pro rata adjustments to meet the proportion of stock and cash consideration described above. Outstanding options to purchase Quinnipiac shares, totaling 109,000 as of March 31, 2014, will be exchanged for options in our common stock adjusted for the 0.56 fixed exchange ratio. The exercise price per share of our common stock under the new option shall be equal to the exercise price per share of Quinnipiac common stock subject to the Quinnipiac stock option divided by the 0.56 fixed exchange ratio. Outstanding warrants held by founders of Quinnipiac, totaling 122,500 as of June 30, 2014, will be automatically converted into a warrant to purchase 0.56 shares of our common stock for $17.86. Upon consummation of the transaction, Quinnipiac will be merged into Bankwell Bank.

The transaction is expected to close in the fourth quarter of 2014, subject to the requisite approval of the shareholders of Quinnipiac, required regulatory approvals, and satisfaction of other customary closing conditions. Upon effectiveness of the merger, change in control payments totaling $631,466 are expected to be paid.

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

Executive Overview

We are focused on becoming the “Hometown” bank and the banking provider of choice in our highly attractive market area, and to serve as a locally based alternative to our larger competitors. We aim to do this through:

•	Responsive, customer-centric products and services and a community focus;

•	Strategic acquisitions;
•	Utilization of efficient and scalable infrastructure; and
•	Disciplined focus on risk management.

During 2014 we entered into a merger agreement and completed an initial public offering, or IPO, for the sale of 2,702,703 shares of our common stock.

On March 31, 2014, we entered into a merger agreement with Quinnipiac Bank & Trust Company, or Quinnipiac, located in New Haven County, Connecticut. Quinnipiac has one branch located in Hamden, Connecticut and a second branch located in the neighboring town of North Haven, Connecticut. At June 30, 2014, Quinnipiac had approximately $115 million in assets, $98 million in deposits and loans of $90 million. Upon consummation of the transaction, Quinnipiac will be merged into Bankwell Bank. The transaction is expected to close in the fourth quarter of 2014, subject to the requisite approval of the shareholders of Quinnipiac, required regulatory approvals, and satisfaction of other customary closing conditions.

On May 15, 2014, Bankwell Financial Group, Inc. priced 2,702,703 common shares in its IPO at $18.00 per share, and on May 15, 2014, Bankwell common shares began trading on the Nasdaq Stock Market. The net proceeds from the IPO were approximately $44.7 million, after deducting the underwriting discount of approximately $2.5 million and approximately $1.3 million of expenses. We intend to use the net proceeds for general corporate purposes, which may include maintaining liquidity at the holding company, providing equity capital to the Bank to fund balance sheet growth or working capital needs, our working capital needs, and funding acquisitions of branches, whole financial institutions and related lines of businesses in or around our existing market that further our objectives.

Earnings Overview

Net income available to common shareholders was $1.2 million, or $0.23 per diluted share, and $1.4 million, or $0.42 per diluted share, respectively, for the three months ended June 30, 2014 and 2013. Returns on average equity and average assets for the three months ended June 30, 2014 were 5.46% and 0.58%, respectively, compared to 9.71% and 0.90%, respectively, for the same period in 2013.

Net income available to common shareholders was $2.2 million, or $0.51 per diluted share, and $2.4 million, or $0.72 per diluted share, respectively, for the six months ended June 30, 2014 and 2013. Returns on average equity and average assets for the six months ended June 30, 2014 were 5.93% and 0.59%, respectively, compared to 8.34% and 0.80%, respectively, for the same period in 2013.

For the three months ended June 30, 2014, we had net interest income of $7.1 million, an increase of $0.9 million, or 14%, over the three months ended June 30, 2013. Our net interest margin (fully taxable equivalent basis) for the three months ended June 30, 2014 and 2013 was 3.68% and 3.97%, respectively. We experienced a decline in our non-interest income, which totaled $682 thousand for the three months ended June 30, 2014 representing 9% of our total revenue, down from $1.5 million, or 20% of total revenue, for the three months ended June 30, 2013. The decline in our non-interest income was driven by a reduction of gains and fees from sales of loans of $544 thousand and a net gain on sale of available for sale securities recognized in 2013 of $648 thousand.

For the six months ended June 30, 2014, we had net interest income of $14.3 million, an increase of $2.0 million, or 15.9%, over the six months ended June 30, 2013. Our net interest margin (fully taxable equivalent basis) for the six months ended June 30, 2014 and 2013 was 3.82% and 4.03%, respectively. We experienced a decline in our non-interest income, which totaled $1.5 million for the six months ended June 30, 2014 representing 9.2% of our total revenue, down from $1.8 million, or 13% of total revenue, for the six months ended June 30, 2013. The decline in our non-interest income was driven by a reduction of gains and fees from sales of loans of $123 thousand and a net gain on sale of available for sale securities recognized in 2013 of $648 thousand.

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned on loans and securities and interest paid on deposits and other borrowings, and is the primary source of our operating income. Net interest income is affected by the level of interest rates, changes in interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Included in interest income are certain loan fees, such as deferred origination fees and late charges. The following tables and discussion present net interest income on a fully taxable equivalent, or FTE basis, by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities. We convert tax-exempt income to a FTE basis using the statutory federal income tax rate adjusted for applicable state income taxes net of the related federal tax benefit. The average balances are principally daily averages and, for loans, only include performing loans. Average balances of non-performing loans for the six months ended June 30, 2014 and 2013 totaling $1.1 million and $1.0 million, respectively, have been excluded. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which we have ceased to accrue interest. Premium amortization and discount accretion are included in the respective interest income and interest expense amounts.

FTE net interest income for the three months ended June 30, 2014 and 2013 was $7.3 million and $6.3 million, respectively. FTE net interest income for the six months ended June 30, 2014 and 2013 was $14.5 million and $12.5 million, respectively. Our net interest margin declined 29 basis points to 3.68% for the three months ended June 30, 2014, compared to the same period in 2013 due primarily to the effects of the low interest rate environment and an increase in cash and fed funds sold as a result of the capital raised from the IPO. Our net interest margin declined 21 basis points to 3.82% for the six months ended June 30, 2014, compared to the same period in 2013 due primarily to the effects of the low interest rate environment and an increase in cash and fed funds sold as a result of the capital raised from the IPO. While we have experienced significant growth in average loan balances, in the current low interest rate environment, market yields on new loan originations are below the average yield of our existing loan portfolio. Due to the combined effect of new loan growth and the runoff of higher yielding loan balances, we anticipate that interest rates on total earning assets will continue to decline. The impact of this trend is likely to exceed the benefit to be realized in reduced funding costs, resulting in modestly lower net interest margin results in the near term.

FTE basis interest income for the three months ended June 30, 2014 increased by $1.2 million, or 17%, to $8.2 million, compared to FTE basis interest income for the three months ended June 30, 2013 due primarily to loan growth in our commercial real estate and commercial business portfolios. Average interest-earning assets were $789.0 million for the three months ended June 30, 2014, up by $151.0 million from the same period in 2013. The average balance of total loans increased $81.1 million, or 14%, contributing $1.0 million to the increase in interest income. Commercial real estate and commercial business loan average balances grew by $26.3 million and $35.4 million, respectively.

FTE basis interest income for the six months ended June 30, 2014 increased by $2.4 million, or 17%, to $16.1 million, compared to FTE basis interest income for the six months ended June 30, 2013 due primarily to loan growth in our commercial real estate and commercial business portfolios. Average interest-earning assets were $760.1 million for the six months ended June 30, 2014, up by $143.0 million from the same period in 2013. The average balance of total loans increased $97.7 million, or 18%, contributing $2.1 million to the increase in interest income. Commercial real estate and commercial business loan average balances grew by $35.5 million and $35.9 million, respectively.

Interest expense for the three months ended June 30, 2014, increased by $245 thousand, or 38%, compared to interest expense for the three months ended June 30, 2013 due to a $102.1 million increase in the average balances of interest-bearing liabilities.

Average balances of total funding liabilities for the three months ended June 30, 2014, increased by $143.4 million, or 25%, from the same period in 2013, primarily due to higher average balances in money market and time accounts and increased rates on time deposits.

Interest expense for the six months ended June 30, 2014, increased by $367 thousand, or 30%, compared to interest expense for the six months ended June 30, 2013 due to a $102.8 million increase in the average balances of interest-bearing liabilities. Average balances of total funding liabilities for the six months ended June 30, 2014, increased by $145.1 million, or 26%, from the same period in 2013, primarily due to higher average balances in money market and time accounts and increased rates on time deposits.

Average Balance Sheet, FTE basis Interest and Average Yields/Rates

The following tables present the average balances and yields earned on interest-earning assets and the average balances and weighted average rates paid on our funding liabilities for the three and six months ended June 30, 2014 and 2013. Such yields and costs are derived by dividing annualized income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented.

	Three Months Ended June 30,
	2014			2013
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Cash and Fed funds sold	$78,646	$49	0.25%	$22,693	$11	0.19%
Securities (1)	51,755	529	4.05	38,219	392	4.11
Loans: (2)
Commercial real estate	335,263	4,086	4.82	308,972	3,815	4.89
Residential real estate	160,899	1,467	3.61	152,353	1,380	3.63
Construction (3)	42,377	515	4.80	36,924	448	4.80
Commercial business	98,113	1,239	4.99	62,745	819	5.16
Home equity	13,124	122	3.74	10,828	102	3.76
Consumer	714	15	8.17	747	9	5.05
Acquired Loan Portfolio Non accrual loans (net of mark)	3,220	116	14.49
Total loans	653,710	7,560	4.57	572,569	6,573	4.54
Federal Home Loan Bank stock	4,881	18	1.47	4,521	4	0.37
Total earning assets	788,992	$8,156	4.09%	638,002	$6,980	4.33%
Other assets	57,416			16,976
Total assets	$846,408			$654,978

Liabilities and shareholders’ equity:
Deposits:
Noninterest-bearing	$127,051	$-	-%	$85,744	$-	-%
NOW	52,605	15	0.11	36,614	12	0.13
Money market	173,202	167	0.39	105,334	110	0.42
Savings	92,501	68	0.30	120,356	139	0.46
Time	233,044	481	0.83	148,957	253	0.68
Total deposits	678,403	731	0.53	497,005	514	0.50
Borrowed Money	48,089	166	1.39	86,107	138	0.64
Total funding liabilities	726,492	$897	0.60%	583,112	$652	0.53%
Other liabilities	29,799			11,209
Shareholders’ equity	90,117			60,657
Total liabilities and shareholders’ equity	$846,408			$654,978
Net interest income (4)		$7,259			$6,328
Interest rate spread			3.49%			3.80%
Net interest margin (5)			3.68%			3.97%

(1)	Average balances and yields for securities are based on amortized cost.
(2)	Average balances and yields for loans exclude nonperforming loans.
(3)	Includes commercial and residential real estate construction.
(4)	The adjustment for securities and loans taxable equivalency amounted to $111 thousand and $80 thousand, respectively, for the three months ended June 30, 2014 and 2013.
(5)	Annualized net interest income as a percentage of earning assets.

	Six Months Ended June 30,
	2014			2013
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Cash and Fed funds sold	$55,672	$71	0.26%	$19,493	$21	0.22%
Securities (1)	49,751	1,031	4.14	40,996	843	4.15
Loans: (2)
Commercial real estate	329,700	8,051	4.86	294,175	7,415	5.01
Residential real estate	158,508	2,863	3.61	149,511	2,785	3.76
Construction (3)	45,854	1,045	4.53	35,201	857	4.84
Commercial business	98,087	2,408	4.88	62,190	1,609	5.15
Home equity	13,666	249	3.68	10,681	198	3.73
Consumer	610	27	8.80	406	11	5.55
Acquired Loan Portfolio Non accrual loans (net of mark)	3,466	344	20.03
Total loans	649,891	14,987	4.59	552,164	12,875	4.64
Federal Home Loan Bank stock	4,834	36	1.49	4,517	8	0.37
Total earning assets	760,148	$16,125	4.22%	617,170	$13,747	4.43%
Other assets	47,324			11,164
Total assets	$807,472			$628,334

Liabilities and shareholders’ equity:
Deposits:
Noninterest-bearing	$124,475	$-	-%	$82,113	$-	-%
NOW	52,668	28	0.11	35,081	24	0.14
Money market	172,859	346	0.40	99,974	200	0.40
Savings	100,240	151	0.30	126,444	294	0.47
Time	208,151	827	0.80	135,473	435	0.65
Total deposits	658,393	1,352	0.51	479,085	953	0.40
Borrowed Money	48,901	259	1.07	83,077	291	0.71
Total funding liabilities	707,294	$1,611	0.56%	562,162	$1,244	0.45%
Other liabilities	20,265			6,195
Shareholders’ equity	79,913			59,977
Total liabilities and shareholders’ equity	$807,472			$628,334
Net interest income (4)		$14,514			$12,503
Interest rate spread			3.66%			3.98%
Net interest margin (5)			3.82%			4.03%

(1)	Average balances and yields for securities are based on amortized cost.
(2)	Average balances and yields for loans exclude nonperforming loans.
(3)	Includes commercial and residential real estate construction.
(4)	The adjustment for securities and loans taxable equivalency amounted to $220 thousand and $170 thousand, respectively, for the six months ended June 30, 2014 and 2013.
(5)	Annualized net interest income as a percentage of earning assets.

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

	Three Months Ended			Six Months Ended
	June 30, 2014 vs 2013			June 30, 2014 vs 2013
	Increase (Decrease)			Increase (Decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Cash and Fed funds sold	34	$4	$38	$46	$4	$50
Securities	138	(1)	137	182	6	188
Loans:
Commercial real estate	322	(51)	271	873	(237)	636
Residential real estate	78	9	87	165	(87)	78
Construction	66	1	67	245	(57)	188
Commercial business	448	(28)	420	886	(87)	799
Home equity	21	(1)	20	54	(3)	51
Consumer	(1)	7	6	8	8	16
Wilton Non accrual loans (net of mark)	116	—	116	344	—	344
Total loans	1,050	(63)	987	2,575	(463)	2,112
Federal Home Loan Bank stock	1	13	14	1	27	28
Total change in interest and dividend income	1,223	(47)	1,176	2,804	(426)	2,378
Interest expense:
Deposits:
NOW	5	(2)	3	10	(6)	4
Money market	66	(9)	57	147	(1)	146
Savings	(28)	(43)	(71)	(53)	(90)	(143)
Time	165	63	228	272	120	392
Total deposits	208	9	217	376	23	399
Borrowed Money	(76)	104	28	(144)	112	(32)
Total change in interest expense	132	113	245	232	135	367
Change in net interest income	$1,091	$(160)	$931	$2,572	$(561)	$2,011

 Provision for Loan Losses

The provision for loan losses is based on management’s periodic assessment of the adequacy of the allowance for loan losses which, in turn, is based on such interrelated factors as the composition of the loan portfolio and its inherent risk characteristics, the level of nonperforming loans and net charge-offs, both current and historic, local economic and credit conditions, the direction of real estate values, and regulatory guidelines. The provision for loan losses is charged against earnings in order to maintain our allowance for loan losses and reflects management’s best estimate of probable losses inherent in our loan portfolio at the balance sheet date.

Under accounting standards for business combinations, acquired loans are recorded at fair value with no loan loss allowance on the date of acquisition. A provision for loan losses will be recorded for the emergence of new probable and estimable losses on acquired loans which were not impaired as of the acquisition date. As of and for the three and six months ended June 30, 2014, there was a $1 thousand provision or allowance for loan losses related to the loan portfolio that we acquired from The Wilton Bank on November 5, 2013.

The provision for loan losses for the three months ended June 30, 2014 was $70 thousand compared to $252 thousand provision for loan losses for the three months ended June 30, 2013. The provision for loan losses for the six months ended June 30, 2014 was $282 thousand compared to $442 thousand provision for loan losses for the six months ended June 30, 2013.

For further information, see sections titled Asset Quality and Allowance for Loan Losses.

Noninterest Income

The following tables compare noninterest income for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2014	2013	$	%
Service charges and fees	$143	$101	$42	42%
Gains and fees from sales of loans	213	757	(544)	(72)
Bank owned life insurance	86	-	86	100
Net gain on sale of available for sale securities	-	648	(648)	(100)
Gain (loss) on sale of foreclosed real estate, net	-	(5)	5	100
Other	240	23	217	943
Total noninterest income	$682	$1,524	$(842)	(55)%

Noninterest income decreased $842 thousand to $682 thousand for the three months ended June 30, 2014 compared to the same period in 2013, reflecting a decrease in gains recorded on sales of loans, and net gains recognized on the sale of securities for the three months ended June 30 2013 not repeated in 2014. During the three months ended June 30, 2014, the Company recorded $6 thousand in gains on the sale of $0.5 million of residential real estate loans and $207 thousand of gains on the sale of $1.7 million of SBA loans. In the fourth quarter of 2013, the Company purchased $10.0 million in bank-owned life insurance coverage and during the quarter ended June 30, 2014, the cash surrender value increased by $86 thousand. Other income increased $217 thousand from $23 thousand for the three months ended June 30, 2013 to $240 thousand for the three months ended June 30, 2014, primarily driven by rental income and investments services income.

	Six Months Ended
	June 30,		Change
(Dollars in thousands)	2014	2013	$	%
Service charges and fees	$267	$198	$69	35%
Gains and fees from sales of loans	642	765	(123)	(16)
Bank owned life insurance	171	-	171	100
Net gain on sale of available for sale securities	-	648	(648)	(100)
Gain (loss) on sale of foreclosed real estate, net	-	66	(66)	(100)
Other	372	131	241	184
Total noninterest income	$1,452	$1,808	$(356)	(20)%

Noninterest income decreased $356 thousand to $1.5 million for the six months ended June 30, 2014 compared to the same period in 2013 reflecting a decrease in gains recorded on sales of loans and net gains recognized on the sale of securities for the three months ended June 30 2013 not repeated in 2014. During the six months ended June 30, 2014, the Company recorded income of $413 thousand on the sale of $14.9 million of commercial real estate loans, $22 thousand on the sale of $1.6 million of residential real estate loans and $207 thousand on the sale of $1.7 million of SBA loans. In the fourth quarter of 2013, the Company purchased $10.0 million in bank-owned life insurance and for the six months ended June 30, 2014, the cash surrender value increased by $171 thousand.

Other income increased $241 thousand from $131 thousand as of June 30, 2013 to $372 thousand as of June 30, 2014, primarily driven by rental income and investments services income.

Noninterest Expense

The following tables compare noninterest expense for the three and six months ended June 30, 2014, and 2013:

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2014	2013	$	%
Salaries and employee benefits	$3,284	$2,752	$532	19%
Occupancy and equipment	1,030	787	243	31
Professional services	272	421	(149)	(35)
Data processing	300	251	49	20
Marketing	218	270	(52)	(19)
Merger and acquisition related expenses	122	64	58	91
FDIC insurance	107	100	7	7
Director fees	143	144	(1)	(1)
Foreclosed real estate	-	4	(4)	(100)
Amortization of intangibles	27	-	27	100
Other	394	338	56	17
Total noninterest expense	$5,897	$5,131	$766	15%

Noninterest expense increased $0.8 million to $5.9 million for the three months ended June 30, 2014 compared to the same period in 2013. The largest component of the total increase was salaries and employee benefits, primarily reflecting higher staffing levels, incentive accruals and equity-based compensation expense. The increase in occupancy and equipment expense largely reflects investments related to technology and other equipment as well as costs related to our new Wilton location acquired in November, 2013 and the relocation of two branch locations. Data processing costs have increased reflecting higher transaction volume. Merger and acquisition related expenses during the first quarter 2014 primarily reflect costs associated with the definitive merger agreement with Quinnipiac signed on March 31, 2014. Professional services declined $149 thousand from $421 thousand for the three months ended June 30, 2013 to $272 thousand for the three months ended June 30, 2014, primarily driven by a reduction in the fees paid to consultants.

	Six Months Ended
	June 30,		Change
(Dollars in thousands)	2014	2013	$	%
Salaries and employee benefits	$6,625	$5,252	$1,373	26%
Occupancy and equipment	2,096	1,558	538	35
Professional services	641	790	(149)	(19)
Data processing	639	505	134	27
Marketing	328	398	(70)	(18)
Merger and acquisition related expenses	263	64	199	311
FDIC insurance	225	230	(5)	(2)
Director fees	282	284	(2)	(1)
Foreclosed real estate	12	4	8	200
Amortization of intangibles	54	-	54	100
Other	774	644	130	20
Total noninterest expense	$11,939	$9,729	$2,210	23%

Noninterest expense increased $2.2 million to $11.9 million for the six months ended June 30, 2014 compared to the same period in 2013. The largest component of the total increase was salaries and employee benefits, primarily reflecting higher staffing levels, incentive accruals and equity-based compensation expense. The increase in occupancy and equipment expense largely reflects investments related to technology and other equipment as well as costs related to our new Wilton location acquired in November, 2013 and the relocation of two branch locations. Data processing costs have increased reflecting higher transaction volume. Merger and acquisition related expenses during the six months ended June 2014 primarily reflect costs associated with the definitive merger agreement with Quinnipiac signed on March 31, 2014. Professional services declined $149 thousand from $790 thousand as of June 30, 2013 to $641 thousand as of June 30, 2014, primarily driven by a reduction in the fees paid to consultants.

Income Tax Expense

Income tax expense for the three months ended June 30, 2014 and 2013 totaled $636 thousand and $921 thousand, respectively. The effective tax rates for the three months ended June 30, 2014 and 2013 were 34.1%, and 38.6%, respectively. The decrease in the effective tax rate reflects increases in nontaxable income, including bank-owned life insurance.

Income tax expense for the six months ended June 30, 2014 and 2013 totaled $1.2 million and $1.5 million, respectively. The effective tax rates for the six months ended June 30, 2014 and 2013 were 33.3%, and 37.5%, respectively. The decrease in the effective tax rate reflects increases in nontaxable income, including bank-owned life insurance.

Financial Condition

Summary

At June 30, 2014, total assets were $901.8 million, a $122.2 million, or 16%, increase over December 31, 2013. Total loans outstanding and total deposits continued to show momentum during the second quarter and totaled $682.6 million and $730.2 million, respectively at June 30, 2014. Our credit quality remained strong, with nonperforming assets to total assets of 0.22% and the allowance for loan losses to total loans was 1.32% Total shareholders’ equity at June 30, 2014 and December 31, 2013 was $117.2 million and $69.5 million, respectively. Tangible book value was $15.79 per share at June 30, 2014 compared to $15.46 per share at December 31, 2013.

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

Total loans before deferred loan fees were $682.6 million at June 30, 2014, up by $50.6 million, or 8%, from December 31, 2013. Commercial real estate loans have experienced the most significant growth, up by $41.1 million.

The following table compares the composition of our loan portfolio for the dates indicated:

(In thousands)	June 30, 2014			December 31, 2013			Change
	Originated	Acquired	Total	Originated	Acquired	Total	Total
Real estate loans:
Residential	$165,060	$-	$165,060	$155,874	$-	$155,874	$9,186
Commercial	349,849	7,036	356,885	305,823	9,939	315,762	41,123
Construction	45,705	858	46,563	44,187	7,308	51,495	(4,932)
Home equity	9,399	3,257	12,656	9,625	3,872	13,497	(841)
	570,013	11,151	581,164	515,509	21,119	536,628	44,536
Commercial business	98,669	2,003	100,672	92,173	2,374	94,547	6,125
Consumer	417	365	782	225	612	837	(55)
Total loans	$669,099	$13,519	$682,618	$607,907	$24,105	$632,012	$50,606

Asset Quality

Asset quality metrics remained strong through the second quarter of 2014. Nonperforming assets totaled $1.9 million and represented 0.22% of total assets at June 30, 2014, compared to $1.8 million and 0.23% of total assets at December 31, 2013. Nonaccrual loans totaled $1.1 million at June 30, 2014, an increase of $0.1 million from December 31, 2013. The balance of foreclosed real estate remained unchanged and was $829 thousand at June 30, 2014 and December 31, 2013, consisting of four residential lots that were acquired from Wilton.

The following table presents nonperforming assets and additional asset quality data for the dates indicated:

	At June 30, 2014			At December 31, 2013
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total
Nonaccrual loans:
Real estate loans:
Residential	$-	$-	$-	$1,003	$-	$1,003
Commercial	1,111	-	1,111	-	-	-
Construction	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total non accrual loans	$1,111	$-	$1,111	$1,003	$-	$1,003
Property acquired through foreclosure or repossession, net	-	829	829	-	829	829
Total nonperforming assets	$1,111	$829	$1,940	$1,003	$829	$1,832

Nonperforming assets to total assets	0.12%	0.09%	0.22%	0.13%	0.11%	0.23%
Nonaccrual loans to total loans	0.17%	0.00%	0.16%	0.16%	0.00%	0.16%
Total past due loans to total loans	0.61%	9.57%	0.79%	0.16%	15.02%	0.73%

Accruing loans 90 days or more past due	$-	$1,294	$1,294	$-	$3,620	$3,620

Allowance for Loan Losses

Establishing an appropriate level of allowance for loan losses, or the allowance, involves a high degree of judgment. We use a methodology to systematically measure the amount of estimated loan loss exposure inherent in our loan portfolio for purposes of establishing a sufficient allowance for loan losses. We evaluate the adequacy of the allowance at least quarterly. Our allowance for loan losses is our best estimate of the probable loan losses inherent in our loan portfolio as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.

At June 30, 2014, our allowance for loan losses was $9.0 million and represented 1.32% of total loans, compared to $8.4 million, or 1.33% of total loans, at December 31, 2013. The net increase in the allowance primarily reflects a provision of $282 thousand and net recoveries of $321 thousand. The carrying amount of total impaired loans at June 30, 2014 and December 31, 2013 was $4.7 and $3.7 million, respectively and the amount of related allowance totaled $24 thousand and $145 thousand, respectively. At June 30, 2014 impaired loans consisted of one residential real estate loan, five commercial real estate loans, one home equity loan and seven commercial business loans and at December 31, 2013 impaired loans consisted of one residential mortgage loan, one substandard commercial mortgage loan and three performing troubled debt restructured loans.

The following tables present the activity in our allowance for loan losses and related ratios for the dates indicated, and include both originated and acquired allowance activity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Balance at beginning of period	$8,603	$8,134	$8,382	$7,941
Charge-offs:
Residential real estate	-	-	-	-
Commercial real estate	-	(166)	-	(166)
Construction	(100)	-	(100)	-
Home equity	-	-	-	-
Commercial business	-	-	-	-
Consumer	(1)	(1)	(1)	(3)
Total charge-offs	(101)	(167)	(101)	(169)
Recoveries:
Consumer	413	5	422	10
Total recoveries	413	5	422	10
Net recoveries (charge-offs)	312	(162)	321	(159)
Provision charged to earnings	70	252	282	442
Balance at end of period	$8,985	$8,224	$8,985	$8,224
Net recoveries (charge-offs) to average loans	0.05%	-0.03%	0.05%	-0.03%
Allowance for loan losses to total loans	1.32%	1.43%	1.32%	1.43%

The following tables present the allocation of the allowance for loan losses and the percentage of these loans to total loans for the dates indicated:

	At June 30,		At December 31,
	2014		2013
		Percent of		Percent of
		Loan		Loan
(Dollars in thousands)	Amount	Portfolio	Amount	Portfolio
Residential real estate	$1,392	24.18%	$1,310	24.66%
Commercial real estate	4,024	52.29	3,616	50.08
Construction	776	6.82	1,032	8.16
Home equity	188	1.85	190	2.20
Commercial business	2,292	14.75	2,225	14.80
Consumer	6	0.11	9	0.10
Unallocated	307	-	-	-
Total allowance for loan losses	$8,985	100.00%	$8,382	100.00%

The allocation of the allowance for loan losses at June 30, 2014 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the allowance for loan losses at June 30, 2014 is appropriate to cover probable losses.

Investment Securities

At June 30, 2014, the carrying value of our investment securities portfolio totaled $62.9 million and represented 7% of total assets, compared to $42.4 million and 5% of total assets at December 31, 2013. The increase of $20.5 million, or 48%, primarily reflects purchases of U.S. Government agency obligations, corporate and municipal bonds totaling $23.3 million. We purchase investment grade securities with a focus on earnings, duration exposure and for use as collateral for public funds. There were no sales of available-for-sale investment securities during the second quarter of 2014.

The net unrealized gain position on our investment portfolio at June 30, 2014 and December 31, 2013 was $1.2 million and $695 thousand, respectively and included gross unrealized losses of $181 thousand and $349 thousand, respectively. The gross unrealized losses were concentrated in U.S. Government, agency obligations and corporate bonds, reflecting interest rate fluctuation. At June 30, 2014, we determined that there had been no deterioration in credit quality subsequent to purchase and believe that all unrealized losses are temporary. All of our investment securities are investment grade.

Sources of Funds

Total deposits were $730.2 million at June 30, 2014, an increase of $68.6 million, or 10%, from the balance at December 31, 2013 reflecting growth in noninterest bearing deposits and time deposits.

We utilize advances from the Federal Home Loan Bank of Boston, or FHLBB, as part of our overall funding strategy and to meet short-term liquidity needs. Total FHLBB advances were $47.0 million at June 30, 2014 compared to $44.0 million at December 31, 2013. The increase of $3.0 million, or 7%, reflects normal operating fluctuation in our borrowings.

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

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of June 30, 2014, the Company had cash and cash equivalents of $130.5 million and available-for-sale securities of $49.1 million. At June 30, 2014, outstanding commitments to originate loans totaled $84.1 million and undisbursed funds from approved lines of credit, home equity lines of credit and secured commercial lines of credit totaled $49.8 million. Time deposits scheduled to mature in one year or less at June 30, 2014 totaled $195.4 million. Historically, the Company’s deposit flow history has been that a significant portion of such deposits remain with the Company.

Capital Resources

Total shareholders’ equity was $117.2 million at June 30, 2014 compared to $69.5 million at December 31, 2013. The increase of $47.7 million primarily reflected capital raised from the IPO of $44.7 million and net income of $2.3 million for the six months ended June 30, 2014. The ratio of total equity to total assets was 13% at June 30, 2014, which compares to 9% at December 31, 2013.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At June 30, 2014, the Bank, met all capital adequacy requirements to which they were subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At June 30, 2014, the Bank’s ratio of total capital to risk-weighted assets was 16.48%, Tier 1 capital to risk-weighted assets was 15.23% and Tier 1 capital to average assets was 12.49%.

On May 15, 2014, Bankwell Financial Group, Inc. priced 2,702,703 common shares in its initial public offering at $18.00 per share, and on May 15, 2014, Bankwell common shares began trading on the Nasdaq Stock Market. The net proceeds from the IPO were approximately $44.7 million, after deducting the underwriting discount of approximately $2.5 million and approximately $1.3 million of expenses.

Interest Rate Sensitivity Analysis

We measure interest rate risk using simulation analysis to calculate earnings and equity at risk. These risk measures are quantified using simulation software from one of the leading firms in the field of asset/liability modeling. Key assumptions relate to the behavior of interest rates and spreads, prepayment speeds and the run-off of deposits. From such simulations, interest rate risk, or IRR, is quantified and appropriate strategies are formulated and implemented. We manage IRR by using two primary risk measurement techniques: simulation of net interest income and simulation of economic value of equity. These two measurements are complementary and provide both short-term and long-term risk profiles for us. Because income simulations assume that our balance sheet will remain static over the simulation horizon, the results do not reflect adjustments in strategy that the Asset Liability Committee (ALCO) could implement in response to rate shifts.

We use two sets of standard scenarios to measure net interest income at risk. For the “core” scenario, rate changes are ramped over a twelve-month horizon based upon a parallel yield curve shift and no growth assumptions and then maintained at those levels over the remainder of the simulation horizon. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Simulation analysis involves projecting a future balance sheet structure and interest income and expense under the various rate scenarios. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net income at risk for the subsequent one-year period should not decline by more than: 6% for a 100 basis point shift; 12% for a 200 basis point shift; 18% for a 300 basis point shift; and 24% for a 400 basis point shift.

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning June 30, 2014 and December 31, 2013:

Parallel Ramp	Estimated Percent Change
	in Net Interest Income
	June 30,	December 31,
Rate Changes (basis points)	2014	2013
-100	(1.08)%	(0.73)%
+200	(1.32)	(3.63)

Parallel Shock	Estimated Percent Change
	in Net Interest Income
	June 30,	December 31,
Rate Changes (basis points)	2014	2013
-100	(2.91)%	(1.97)%
+100	(0.55)	(3.18)
+200	0.30	(5.93)
+300	0.56	(10.20)

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

The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:

Parallel Shock	Estimated Percent Change
	in Economic Value of Equity
	June 30,	December 31,
Rate Changes (basis points)	2014	2013
-100	(1.70)%	(4.30)%
+100	(5.40)	(9.30)
+200	(10.90)	(20.10)
+300	(15.80)	(29.20)

The Company’s interest rate position continues to remain liability sensitive. The sensitivity improved somewhat during the period ended June 30, 2014 due to the decrease in rate sensitive money market deposit account balances. In February 2014, the Company entered into a $25 million interest rate swap effective April 1, 2014, slightly diminishing its liability sensitive position. The Bank remains within all internally established guidelines for interest rate risk and the economic value of equity calculation.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Executive Chairman and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Executive Chairman and Chief Financial Officer concluded that as of the end of the period reported on in this report, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings.

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

Item 1A. Risk Factors.

There have been no material changes in risk factors previously disclosed in the Company’s Registration Statement dated April 4, 2014, as amended, filed with the SEC except as follows;

Effective August 7, 2014, Peyton R. Patterson resigned as the Chief Executive Officer and President of BWFG and the Chief Executive Officer of Bankwell Bank. Although BWFG is engaged in a comprehensive search for a permanent Chief Executive Officer, it is possible that the disruption caused by the resignation of BWFG's and Bankwell Bank's chief executive could adversely affect BWFG's future results of operations or BWFG's ability to maintain relationships with clients, customers, depositors and employees. Chairman Blake S. Drexler has been appointed executive chairman by the Board of Directors and will assume Ms. Patterson's responsibilities. Blake S. Drexler does not have any previous experience as an executive officer of a depository institution.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed herewith:

31.1	Certification of Blake S. Drexler pursuant to Rule 13a-14(a)

31.2	Certification of Ernest J. Verrico, Sr. pursuant to Rule 13a-14(a)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Bankwell Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statement of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankwell Financial Group, Inc.

Date: August 14, 2014	/s/ Blake S. Drexler
Blake S. Drexler
Executive Chairman

Date: August 14, 2014	/s/ Ernest J. Verrico, Sr.
Ernest J. Verrico, Sr.
Executive Vice President and Chief
Financial Officer

