Form 10-Q
period 2014-09-30
Bankwell Financial Group, Inc.
filed 2014-11-14
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑  Yes  ☐ No

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes  ☐ No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No

     As of October 31, 2014, there were 7,068,382 shares of the registrant’s common stock outstanding.

Bankwell Financial Group, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
Bankwell Financial Group, Inc.
Consolidated Balance Sheets - (Unaudited)
(Dollars in thousands, except share data)

	September 30,	December 31,
	2014	2013

ASSETS
Cash and due from banks	$35,566	$82,013
Held to maturity investment securities, at amortized cost (Note 2)	11,502	13,816
Available for sale investment securities, at fair value (Note 2)	67,537	28,597
Loans held for sale	-	100
Loans receivable (net of allowance for loan losses of $9,552 at September 30, 2014 and $8,382 at December 31, 2013) (Note 3)	730,148	621,830
Foreclosed real estate	829	829
Accrued interest receivable	2,670	2,360
Federal Home Loan Bank stock, at cost	4,834	4,834
Premises and equipment, net	7,787	7,060
Bank-owned life insurance	22,837	10,031
Other intangible assets	401	481
Deferred income taxes, net	5,804	5,845
Other assets	5,600	1,822
Total assets	$895,515	$779,618

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$151,146	$118,618
Interest bearing deposits	544,117	542,927
Total deposits	695,263	661,545

Advances from the Federal Home Loan Bank	77,000	44,000
Accrued expenses and other liabilities	4,755	4,588
Total liabilities	777,018	710,133

Shareholders’ equity (Notes 4, 5 and 7)
Preferred stock, senior noncumulative perpetual, Series C, no par; 10,980 shares issued at September 30, 2014 and December 31, 2013, respectively; liquidation value of $1,000 per share	10,980	10,980
Common stock, no par value; 10,000,000 shares authorized, 6,559,995 and 3,876,393 shares issued at September 30, 2014 and December 31, 2013, respectively	97,180	52,105
Retained earnings	9,735	5,976
Accumulated other comprehensive income	602	424
Total shareholders’ equity	118,497	69,485

Total liabilities and shareholders’ equity	$895,515	$779,618

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Income – (Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest and dividend income
Interest and fees on loans	$8,054	$6,748	$23,040	$19,619
Interest and dividends on securities	569	355	1,417	1,040
Interest on cash and cash equivalents	45	18	116	39
Total interest income	8,668	7,121	24,573	20,698

Interest expense
Interest expense on deposits	905	600	2,257	1,553
Interest on Borrowings	168	127	427	417
Total interest expense	1,073	727	2,684	1,970

Net interest income	7,595	6,394	21,889	18,728

Provision for loan losses	566	47	847	489

Net interest income after provision for loan losses	7,029	6,347	21,042	18,239

Noninterest income
Gains and fees from sales of loans	366	972	1,008	1,737
Service charges and fees	153	100	420	297
Bank owned life insurance	135	-	305	-
Net gain on sale of available for sale securities	-	-	-	648
Gain (loss) on sale of foreclosed real estate, net	-	(16)	-	49
Other	103	27	475	141
Total noninterest income	757	1,083	2,208	2,872

Noninterest expense
Salaries and employee benefits	2,786	2,894	9,412	8,146
Occupancy and equipment	1,066	836	3,162	2,410
Professional services	394	422	1,035	1,212
Data processing	314	280	949	787
Director fees	177	142	460	426
Merger and acquisition related expenses	145	-	408	64
Marketing	135	378	463	776
FDIC insurance	120	36	345	267
Amortization of intangibles	27	-	80	-
Foreclosed real estate	9	1	21	4
Other	357	342	1,134	950
Total noninterest expense	5,530	5,331	17,469	15,042

Income before income tax expense	2,256	2,099	5,781	6,069

Income tax expense	765	780	1,940	2,270

Net income	$1,491	$1,319	$3,841	$3,799

Net income attributable to common shareholders	$1,441	$1,271	$3,677	$3,660

Earnings per common share - basic	$0.22	$0.38	$0.72	$1.12
Earnings per common share - diluted	0.22	0.37	0.72	1.10

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Comprehensive Income  – (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$1,491	$1,319	$3,841	$3,799

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available for sale securities	(253)	(13)	180	(920)
Reclassification adjustment for (gain) loss realized in net income	-	-	-	(648)
Net change in unrealized gain (loss)	(253)	(13)	180	(1,568)
Tax effect - (expense) benefit	99	5	(70)	610
Unrealized gains (losses) on securities, net of tax	(154)	(8)	110	(958)
Unrealized gains (losses) on interest rate swap:
Unrealized gains (losses) on interest rate swaps designated as cash flow hedge	218	-	111	-
Tax effect - (expense) benefit	(85)	-	(43)	-
Unrealized gains (losses) on interest rate swap	133	-	68	-
Total other comprehensive income (loss)	(21)	(8)	178	(958)
Comprehensive income	$1,470	$1,311	$4,019	$2,841

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders’ Equity  – (Unaudited)
(In thousands, except share data)

	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2012	$10,980	$38,117	$926	$1,511	$51,534
Net income	-	-	3,799	-	3,799
Other comprehensive loss, net of tax	-	-	-	(958)	(958)
Preferred stock dividends	-	-	(84)	-	(84)
Stock based compensation expense	-	205	-	-	205
Capital from exercise of stock options	-	471	-	-	471
Capital from private placement	-	13,178	-	-	13,178

Balance at September 30, 2013	$10,980	$51,971	$4,641	$553	$68,145

	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2013	$10,980	$52,105	$5,976	$424	$69,485
Net income	-	-	3,841	-	3,841
Other comprehensive income, net of tax	-	-	-	178	178
Preferred stock dividends	-	-	(82)	-	(82)
Stock based compensation expense	-	164	-	-	164
Capital from exercise of stock options	-	207	-	-	207
Issuance of 2,702,703 shares, net of expenses	-	44,704	-	-	44,704

Balance at September 30, 2014	$10,980	$97,180	$9,735	$602	$118,497

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows – (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$3,841	$3,799
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on investment securities	82	151
Provision for loan losses	847	489
Benefit for deferred taxes	(213)	(43)
Net gain on sales of available for sale securities	-	(648)
Depreciation and amortization	835	440
Increase in cash surrender value of bank-owned life insurance	(305)	-
Loans originated for sale	(22,465)	(59,580)
Proceeds from sales of loans	23,572	61,316
Net gain on sales of loans	(1,008)	(1,737)
Equity-based compensation	164	205
Net accretion of purchase accounting adjustments	(352)	-
Gain on sale of foreclosed real estate	-	(49)
Net change in:
Deferred loan fees	583	297
Accrued interest receivable	(311)	(55)
Other assets	(3,524)	(71)
Accrued expenses and other liabilities	167	(1,390)
Net cash provided by operating activities	1,913	3,124

Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	3,307	638
Proceeds from principal repayments on held to maturity securities	2,308	145
Net proceeds from sales and calls of available for sale securities	1,620	10,194
Purchases of held to maturity securities	-	(7,700)
Purchase of available for sale securities	(43,763)	-
Purchase of bank-owned life insurance	(12,500)	-
Net increase in loans	(109,323)	(54,334)
Purchases of premises and equipment	(1,562)	(450)
Purchase of Federal Home Loan Bank stock	-	(134)
Proceeds from sale of foreclosed real estate	-	1,011
Net cash used by investing activities	(159,913)	(50,630)

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Cash Flows- (Continued)
(In thousands)
	Nine Months Ended
	September 30,
	2014	2013
Cash flows from financing activities
Net change in time certificates of deposit	$38,569	$68,400
Net change in other deposits	(4,845)	13,643
Net proceeds (repayments) from short term FHLB advances	40,000	(13,000)
Net proceeds (repayments) from long term FHLB advances	(7,000)	(13,000)
Proceeds from issuance of common stock	44,704	13,178
Proceeds from exercise of options	207	471
Dividends paid on preferred stock	(82)	(84)
Net cash provided by financing activities	111,553	69,608
Net increase (decrease) in cash and cash equivalents	(46,447)	22,102
Cash and cash equivalents:
Beginning of year	82,013	28,927
End of period	$35,566	$51,029

Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$2,742	$1,872
Income taxes	450	2,042
Noncash investing and financing activities	-	-

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

1.	Nature of Operations and Summary of Significant Accounting Policies

Bankwell Financial Group, Inc. (the “Company” or “Bankwell”) is a bank holding company headquartered in New Canaan, Connecticut. The Company offers a broad range of financial services through its banking subsidiary, Bankwell Bank, (the “Bank”).  The Bank was originally chartered as two separate banks, The Bank of New Canaan (“BNC”) and The Bank of Fairfield (“TBF”). In September 2013, BNC and TBF were merged and rebranded as “Bankwell Bank.”  In November 2013, the Bank acquired The Wilton Bank (“Wilton”), which added one branch and approximately $25.1 million in loans and $64.2 million in deposits.  See Note 12, Mergers and Acquisitions, for further information on the acquisition.

The Bank is a Connecticut state chartered commercial bank, founded in 2002, whose deposits are insured under the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank provides a full range of banking services to commercial and consumer customers, primarily concentrated in the Fairfield County region of Connecticut, with branch locations in New Canaan, Stamford, Fairfield and Wilton Connecticut. The Company has received approval from its regulators to establish a branch location in Norwalk, Connecticut, which is expected to open in the first quarter of 2015. In addition, The Company acquired Quinnipiac Bank and Trust Company on October 1, 2014. The acquisition expanded the Company’s branch locations to New Haven County, Connecticut, adding a branch in Hamden Connecticut and North Haven, Connecticut. See note 13, Subsequent Events for further information about the merger with Quinnipiac Bank and Trust Company.

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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

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

ASU No. 2013-11-Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).

As a result of applying this ASU, an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss (“NOL”) or other tax credit carryforward when settlement in this manner is available under the tax law. The assessment of whether settlement is available under the tax law would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events (e.g., upcoming expiration of related NOL carryforwards). This classification should not affect an entity’s analysis of the realization of its deferred tax assets. Gross presentation in the roll forward of unrecognized tax positions in the notes to the financial statements will still be required. For the Company, the update was effective prospectively for annual reporting periods beginning on or after January 1, 2014, and interim periods within those annual periods. Retrospective application is permitted. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

ASU No. 2014-04 - Troubled Debt Restructuring by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).

The amendments in this update apply to all creditors who obtain physical possession (resulting from an in substance repossession or foreclosure) of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable.  The objective of the amendments in this update is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to requirements of the applicable jurisdiction.  The amendments in this update are effective for the Company for annual reporting periods beginning on or after January 1, 2015, and interim periods within those annual periods. Adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 660).

This update requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

ASU No. 2014-12 - Compensation-Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period a consensus of the FASB Emerging Issues Task Force.

The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The amendments in this update are effective for the Company for annual periods and interim periods beginning on or after January 1, 2016. Earlier adoption is permitted. Adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

ASU No. 2014-14 - Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure a Consensus of the FASB Emerging Issues Task Force.

The objective of this update is to reduce the diversity in classification of government-guaranteed mortgage loans, including FHA or VA guaranteed loans, upon foreclosure. The amendments in this update are effective for the Company for annual periods and interim periods beginning on or after January 1, 2016. Earlier adoption is permitted. Adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

2.	Investment Securities

The amortized cost, gross unrealized gains and losses and fair values of available for sale and held to maturity securities at September 30, 2014 were as follows:

	September 30, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Due from one through five years	$4,994	$5	$(59)	$4,940
Due from five through ten years	20,995	15	(174)	20,836
Due after ten years	7,961	2	(4)	7,959
	33,950	22	(237)	33,735
State agency and municipal obligations
Due from five through ten years	9,314	248	(63)	9,499
Due after ten years	7,244	562	(4)	7,802
	16,558	810	(67)	17,301
Corporate bonds
Due in less than one year	1,000	6	-	1,006
Due from one through five years	8,206	338	(9)	8,535
Due from five through ten years	6,126	-	(70)	6,056
	15,332	344	(79)	15,597

Government-sponsored mortgage-backed securities	822	82	-	904

Total available for sale securities	$66,662	$1,258	$(383)	$67,537

Held to maturity securities:
U.S. Government and agency obligations Due from one through five years	$1,013	$1	$-	$1,014
State agency and municipal obligations Due after ten years	9,210	-	-	9,210
Corporate bonds Due from five through ten years	1,000	2	-	1,002
Government-sponsored mortgage-backed securities	279	34	-	313

Total held to maturity securities	$11,502	$37	$-	$11,539

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

There were no sales of, or realized gains or losses on investment securities during the three and nine months ended September 30, 2014. The realized gain on the sale of investment securities totaled $0 and $648 thousand for the three and nine months ended September 30, 2013, respectively.

At September 30, 2014 and December 31, 2013, securities with approximate fair values of $6.8 million and $6.2 million, respectively, were pledged as collateral for public deposits.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following table provides information regarding investment securities with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
September 30, 2014
U.S. Government and agency obligations	$16,947	$(54)	$5,815	$(183)	$22,762	$(237)
State agency & municipal obligations	3,024	(67)	-	-	3,024	(67)
Corporate bonds	7,053	(73)	993	(6)	8,046	(79)
Total investment securities	$27,024	$(194)	$6,808	$(189)	$33,832	$(383)

December 31, 2013
U.S. Government and agency obligations	$5,797	$(222)	$910	$(89)	$6,707	$(311)
Corporate bonds	-	-	1,961	(38)	1,961	(38)
Total investment securities	$5,797	$(222)	$2,871	$(127)	$8,668	$(349)

There were thirty one and eight individual investment securities as of September 30, 2014 and December 31 2013, respectively, in which the fair value of the security was less than the amortized cost of the security. Management believes the unrealized losses are temporary and are the result of recent market conditions, and determined that there has been no deterioration in credit quality subsequent to purchase.

The U.S. Government and agency obligations owned are either direct obligations of the U.S. Government or are issued by one of the shareholder-owned corporations chartered by the U.S. Government and therefore the contractual cash flows are guaranteed. The Company continually monitors its municipal bond portfolio and at this time this portfolio has minimal default risk because corporate and municipal bonds are all rated above investment grade. The U.S. Government and agency obligations, state agency and municipal bonds, and corporate bonds have experienced declines due to general market conditions. Management determined that there has been no deterioration in credit quality subsequent to purchase and believes that unrealized losses are temporary, resulting from recent market conditions.

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

The following table sets forth a summary of the loan portfolio at September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total

Real estate loans:
Residential	$167,362	$-	$167,362	$155,874	$-	$155,874
Commercial	394,004	6,911	400,915	305,823	9,939	315,762
Construction	52,387	893	53,280	44,187	7,308	51,495
Home equity	9,539	3,294	12,833	9,625	3,872	13,497
	623,292	11,098	634,390	515,509	21,119	536,628
Commercial business	105,123	2,038	107,161	92,173	2,374	94,547

Consumer	190	343	533	225	612	837
Total loans	728,605	13,479	742,084	607,907	24,105	632,012

Allowance for loan losses	(9,552)	-	(9,552)	(8,382)	-	(8,382)
Deferred loan origination fees, net	(2,400)	-	(2,400)	(1,785)	(31)	(1,816)
Unamortized loan premiums	16	-	16	16	-	16
Loans receivable, net	$716,669	$13,479	$730,148	$597,756	$24,074	$621,830

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

The following table summarizes activity in the accretable yields for the acquired loan portfolio for the three and nine months ended September 30, 2014:

(In thousands)	Three Months Ended September 30, 2014
Balance at beginning of period	$817
Acquisition	-
Accretion	(81)
Other (a)	-
Balance at end of period	$736

(In thousands)	Nine Months Ended September 30, 2014
Balance at beginning of period	$1,418
Acquisition	-
Accretion	(338)
Other (a)	(344)
Balance at end of period	$736

a)	Represents changes in cash flows expected to be collected due to loan sales or payoffs.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Risk management

The Company has established credit policies applicable to each type of lending activity in which it engages.  The Company evaluates the creditworthiness of each customer and, in most cases, extends credit of up to 80% of the market value of the collateral, depending on the borrowers’ creditworthiness and the type of collateral. The market value of collateral is monitored on an ongoing basis and additional collateral is obtained when warranted. Real estate is the primary form of collateral. Other important forms of collateral are business assets, time deposits and marketable securities. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment to be based on the borrower’s ability to generate continuing cash flows. The Company's policy for residential lending allows that, generally, the amount of the loan may not exceed 80% of the original appraised value of the property. In certain situations, the amount may be up to 90-95% LTV either with private mortgage insurance being required for that portion of the residential loan in excess of 80% of the appraised value of the property or where secondary financing is provided by a housing authority program second mortgage, a community's low/moderate income housing program, or a religious or civic organization. Private mortgage insurance is required for that portion of the residential loan in excess of 80% of the appraised value of the property.

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

An unallocated component is maintained, when needed, to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date. The unallocated allowance was $0 at September 30, 2014 and December 31, 2013, respectively.

Allowance for loan losses

The following tables set forth the activity in the Company’s allowance for loan losses for the three and nine months ended September 30, 2014 and 2013, by portfolio segment:

	Residential Real Estate	Commercial Real Estate	Construction	Home Equity	Commercial Business	Consumer	Unallocated	Total
	(In thousands)

Three Months Ended September 30, 2014
Originated
Beginning balance	$1,392	$4,024	$776	$188	$2,291	$6	$307	$8,984
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	1	-	1
Provisions	19	637	115	3	100	-	(307)	567
Ending balance	$1,411	$4,661	$891	$191	$2,391	$7	$-	$9,552

Acquired
Beginning balance	$-	$-	$-	$-	$1	$-	$-	$1
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	-	-	-	-	(1)	-	-	(1)
Ending balance	$-	$-	$-	$-	$-	$-	$-	$-

Total
Beginning balance	$1,392	$4,024	$776	$188	$2,292	$6	$307	$8,985
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	1	-	1
Provisions	19	637	115	3	99	-	(307)	566
Ending balance	$1,411	$4,661	$891	$191	$2,391	$7	$-	$9,552

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Residential Real Estate	Commercial Real Estate	Construction	Home Equity	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended September 30, 2013

Beginning balance	$1,326	$3,672	$1,013	$213	$1,766	$91	$143	8,224
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	6	-	6
Provisions	143	(81)	(85)	(1)	286	(87)	(128)	47
Ending balance	$1,469	$3,591	$928	$212	$2,052	$10	$15	$8,277

	Residential Real Estate	Commercial Real Estate	Construction	Home Equity	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Nine Months Ended September 30, 2014
Originated
Beginning balance	$1,310	$3,616	$1,032	$190	$2,225	$9	$-	$8,382
Charge-offs	-	-	-	-	-	(1)	-	(1)
Recoveries	-	-	-	-	-	424	-	424
Provisions	101	1,045	(141)	1	166	(425)	-	747
Ending balance	$1,411	$4,661	$891	$191	$2,391	$7	$-	$9,552

Acquired
Beginning balance	$-	$-	$-	$-	$-	$-	$-	$-
Charge-offs	-	-	(100)	-	-	-	-	(100)
Recoveries	-	-	-	-	-	-	-	-
Provisions	-	-	100	-	-	-	-	100
Ending balance	$-	$-	$-	$-	$-	$-	$-	$-

Total
Beginning balance	$1,310	$3,616	$1,032	$190	$2,225	$9	$-	$8,382
Charge-offs	-	-	(100)	-	-	(1)	-	(101)
Recoveries	-	-	-	-	-	424	-	424
Provisions	101	1,045	(41)	1	166	(425)	-	847
Ending balance	$1,411	$4,661	$891	$191	$2,391	$7	$-	$9,552

	Residential Real Estate	Commercial Real Estate	Construction	Home Equity	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Nine Months Ended September 30, 2013

Beginning balance	$1,230	$3,842	$929	$220	$1,718	$2	$-	$7,941
Charge-offs	-	(166)	-	-	-	(3)	-	(169)
Recoveries	-	-	-	-	-	16	-	16
Provisions	239	(85)	(1)	(8)	334	(5)	15	489
Ending balance	$1,469	$3,591	$928	$212	$2,052	$10	$15	$8,277

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

With respect to the originated portfolio, the allocation to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

The following tables are a summary, by portfolio segment and impairment methodology, of the allowance for loan losses and related portfolio balances at September 30, 2014 and December 31, 2013:

	Originated Loans		Acquired Loans		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In thousands)
September 30, 2014
Loans individually evaluated for impairment:
Residential real estate	$864	$-	$-	$-	$864	$-
Commercial real estate	2,895	22	-	-	2,895	22
Construction	-	-	-	-	-	-
Home equity	94	-	-	-	94	-
Commercial business	1,977	17	631	-	2,608	17
Consumer	-	-	-	-	-	-
Subtotal	$5,830	$39	$631	$-	$6,461	$39
Loans collectively evaluated for impairment:
Residential real estate	$166,498	$1,411	$-	$-	$166,498	$1,411
Commercial real estate	391,109	4,639	6,911	-	398,020	4,639
Construction	52,387	891	893	-	53,280	891
Home equity	9,445	191	3,294	-	12,739	191
Commercial business	103,146	2,374	1,407	-	104,553	2,374
Consumer	190	7	343	-	533	7
Subtotal	$722,775	$9,513	$12,848	$-	$735,623	$9,513
Unallocated Allowance	-	-	-	-	-	-
Total	$728,605	$9,552	$13,479	$-	$742,084	$9,552

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Originated Loans		Acquired Loans		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In thousands)
December 31, 2013
Loans individually evaluated for impairment:
Residential real estate	$1,867	$73	$-	$-	$1,867	$73
Commercial real estate	1,117	56	-	-	1,117	56
Construction	-	-	-	-	-	-
Home equity	97	4	-	-	97	4
Commercial business	642	12	-	-	642	12
Consumer	-	-	-	-	-	-
Subtotal	$3,723	$145	$-	$-	$3,723	$145
Loans collectively evaluated for impairment:
Residential real estate	$154,007	$1,237	$-	$-	$154,007	$1,237
Commercial real estate	304,706	3,560	9,939	-	314,645	3,560
Construction	44,187	1,032	7,308	-	51,495	1,032
Home equity	9,528	187	3,872	-	13,400	187
Commercial business	91,531	2,212	2,374	-	93,905	2,212
Consumer	225	9	612	-	837	9
Subtotal	$604,184	$8,237	$24,105	$-	$628,289	$8,237

Total	$607,907	$8,382	$24,105	$-	$632,012	$8,382

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

The following tables are a summary of the loan portfolio quality indicators by portfolio segment at September 30, 2014 and December 31, 2013:

	Commercial Credit Quality Indicators
	At September 30, 2014			At December 31, 2013
	Commercial		Commercial	Commercial		Commercial
	Real Estate	Construction	Business	Real Estate	Construction	Business
	(In thousands)
Originated loans:
Pass	$387,877	$52,387	$99,354	$304,469	$44,187	$91,093
Special mention	1,571	-	5,191	237	-	438
Substandard	4,556	-	578	1,117	-	642
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total originated loans	394,004	52,387	105,123	305,823	44,187	92,173
Acquired loans:
Pass	5,878	-	1,138	9,580	4,639	1,806
Special mention	-	-	53	24	161	252
Substandard	1,033	893	847	335	2,508	316
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total acquired loans	6,911	893	2,038	9,939	7,308	2,374
Total	$400,915	$53,280	$107,161	$315,762	$51,495	$94,547

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Residential and Consumer Credit Quality Indicators
	At September 30, 2014			At December 31, 2013
	Residential			Residential
	Real Estate	Home Equity	Consumer	Real Estate	Home Equity	Consumer
	(In thousands)
Originated loans:
Pass	$166,498	$9,372	$190	$153,443	$9,447	$225
Special mention	864	167	-	2,431	178	-
Substandard	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total originated loans	167,362	9,539	190	155,874	9,625	225
Acquired loans:
Pass	-	3,294	343	-	3,826	469
Special mention	-	-	-	-	-	143
Substandard	-	-	-	-	46	-
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total acquired loans	-	3,294	343	-	3,872	612
Total	$167,362	$12,833	$533	$155,874	$13,497	$837

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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following tables set forth certain information with respect to our loan portfolio delinquencies by portfolio segment and amount as of September 30, 2014 and December 31, 2013:

	As of September 30, 2014
						Carrying
						Amount > 90
	31-60 Days	61-90 Days	Greater Than	Total Past		Days and
	Past Due	Past Due	90 Days	Due	Current	Accruing
			(In thousands)
Originated Loans
Real estate loans:
Residential real estate	$-	$-	$-	$-	$167,362	$-
Commercial real estate	-	-	1,102	1,102	392,902	-
Construction	-	-	-	-	52,387	-
Home equity	-	-	-	-	9,539	-
Commercial business	-	-	-	-	105,123	-
Consumer	-	1	-	1	189	-
Total originated loans	-	1	1,102	1,103	727,502	-
Acquired Loans
Real estate loans:
Residential real estate	-	-	-	-	-	-
Commercial real estate	-	-	416	416	6,495	416
Construction	-	-	893	893	-	893
Home equity	-	-	-	-	3,294	-
Commercial business	-	-	-	-	2,038	-
Consumer	1	-	-	1	342	-
Total acquired loans	1	-	1,309	1,310	12,169	1,309
Total loans	$1	$1	$2,411	$2,413	$739,671	$1,309

	As of December 31, 2013
						Carrying
						Amount > 90
	31-60 Days	61-90 Days	Greater Than	Total Past		Days and
	Past Due	Past Due	90 Days	Due	Current	Accruing
	(In thousands)
Originated Loans
Real estate loans:
Residential real estate	$-	$-	$1,003	$1,003	$154,871	$-
Commercial real estate	-	-	-	-	305,823	-
Construction	-	-	-	-	44,187	-
Home equity	-	-	-	-	9,625	-
Commercial business	-	-	-	-	92,173	-
Consumer	-	-	-	-	225	-
Total originated loans	-	-	1,003	1,003	606,904	-
Acquired Loans
Real estate loans:
Residential real estate	-	-	-	-	-	-
Commercial real estate	-	-	797	797	9,142	797
Construction	-	-	2,508	2,508	4,800	2,508
Home equity	-	-	-	-	3,872	-
Commercial business	-	-	315	315	2,059	315
Consumer	-	-	-	-	612	-
Total acquired loans	-	-	3,620	3,620	20,485	3,620
Total loans	$-	$-	$4,623	$4,623	$627,389	$3,620

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Loans on nonaccrual status

The following is a summary of nonaccrual loans by portfolio segment as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
	(In thousands)
Residential real estate	$-	$1,003
Commercial real estate	1,246	-
Total	$1,246	$1,003

The amount of income that was contractually due but not recognized on originated nonaccrual loans totaled $51 thousand, and $67 thousand, respectively for the nine months ended September 30, 2014, and 2013. The amount of income that was contractually due but not recognized on originated nonaccrual loans totaled $18 thousand, and $27 thousand, respectively for the three months ended September 30, 2014 and 2013. There was $4 thousand and $8 thousand actual interest income recognized on these loans for the nine months ended September 30, 2014, and 2013.

At September 30, 2014 and December 31, 2013, there were no commitments to lend additional funds to any borrower on nonaccrual status.

The preceding table excludes acquired loans that are accounted for as purchased credit impaired loans totaling $1.9 million and $6.2 million, respectively at September 30, 2014 and December 31, 2013. Such loans otherwise meet the Company’s definition of a nonperforming loan but are excluded because the loans are included in loan pools that are considered performing. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are accounted for on either a pool or individual basis and the accretable yield is being recognized as interest income over the life of the loans based on expected cash flows.

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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following table summarizes impaired loans by portfolio segment as of September 30, 2014 and December 31, 2013:

	Carrying		Unpaid Principal		Associated
	Amount		Balance		Allowance
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2014	2013	2014	2013	2014	2013
	(In thousands)
Originated
Impaired loans without a valuation allowance:
Residential real estate	$864	$-	$864	$-	$-	$-
Commercial real estate	2,440	-	2,455	-	-	-
Home equity	94	-	94	-	-	-
Commercial business	1,344	-	1,350	-	-	-
Total impaired loans without a valuation allowance	$4,742	$-	$4,763	$-	$-	$-
Impaired loans with a valuation allowance:
Residential real estate	$-	$1,867	$-	$1,880	$-	$73
Commercial real estate	455	1,117	455	1,117	22	56
Home equity	-	97	-	97	-	4
Commercial business	633	642	633	642	17	12
Total impaired loans with a valuation allowance	$1,088	$3,723	$1,088	$3,736	$39	$145
Total originated impaired loans	$5,830	$3,723	$5,851	$3,736	$39	$145
Acquired
Impaired loans without a valuation allowance:
Commercial business	$631	$-	$631	$-	$-	$-
Total impaired loans without a valuation allowance	$631	$-	$631	$-	$-	$-
Total acquired impaired loans	$631	$-	$631	$-	$-	$-

The following table summarizes the average recorded investment balance of impaired loans and interest income recognized on impaired loans by portfolio segment for the nine months ended September 30, 2014 and 2013:

	Average Recorded Investment		Interest Income Recognized
Nine months ended September 30,	2014	2013	2014	2013
	(In thousands)
Originated
Impaired loans without a valuation allowance:
Residential real estate	$864	$-	$21	$-
Commercial real estate	1,714	-	21	-
Home equity	96	-	2	-
Commercial business	1,434	-	48	-
Total impaired loans without a valuation allowance	$4,108	$-	$92	$-
Impaired loans with a valuation allowance:
Residential real estate	$-	$1,900	$-	$29
Commercial real estate	459	1,131	24	38
Home equity	665	246	-	6
Commercial business	-	690	27	28
Total impaired loans with a valuation allowance	$1,124	$3,967	$51	$101
Total originated impaired loans	$5,232	$3,967	$143	$101
Acquired
Impaired loans without a valuation allowance:
Commercial business	$599	$-	$20	$-
Total impaired loans without a valuation allowance	$599	$-	$20	$-
Total acquired impaired loans	$599	$-	$20	$-

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

The recorded investment in TDRs was $2.1 million at September 30, 2014 and $1.6 million at December 31, 2013.

The following table presents loans whose terms were modified as TDRs during the periods presented:

			Outstanding Recorded Investment
	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2014	2013	2014	2013	2014	2013
Three months ended September 30,
Commercial business	1	-	$241	$-	$241	$-
Total	1	-	$241	$-	$241	$-

			Outstanding Recorded Investment
	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2014	2013	2014	2013	2014	2013
Nine months ended September 30,
Commercial real estate	2	-	$1,324	$-	$1,324	$-
Home equity	-	1	-	94	-	94
Commercial business	4	-	796	-	796	-
Total	6	1	$2,120	$94	$2,120	$94

All TDRs at September 30, 2014 and December 31, 2013 were performing in compliance under their modified terms.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following table provides information on how loans were modified as a TDR during the three and nine months ended September 30, 2014 and 2013.

	Three months		Nine months
Periods ended September 30,	2014	2013	2014	2013
	(In thousands)
Maturity/amortization concession	$241	$-	$962	$94
Payment concession	$-	$-	$1,158	$-
Total	$241	$-	$2,120	$94

There was $1.1 million and no loans modified in a troubled debt restructuring, for which there was a payment default during the three or nine months ended September 30, 2014 and 2013, respectively.

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

Warrants

The initial and secondary offerings completed in 2002 and 2007 each call for the issuance of Units. Each Unit issued pursuant to these two offerings represented one share of common stock and one non-transferable Warrant. The Warrants were exercisable at any time from and including October 1, 2009 and prior to or on November 30, 2009, unless extended or accelerated by the board of directors in their discretion. The board of directors has extended the exercise period to October 1, 2015 through December 1, 2015. Each Warrant allows a holder to purchase. 3221 shares of common stock at an exercise price of $14.00 per share. None of the Warrants have been exercised as of September 30, 2014. Assuming that all of the Warrants issued are exercised in full during the exercise period, the Company would receive $4.3 million in gross capital and issue 304,640 shares of common stock.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Dividends

The Company’s shareholders are entitled to dividends when and if declared by the board of directors, out of funds legally available. The ability of the Company to pay dividends depends, in part, on the ability of the Bank to pay dividends to the Company. In accordance with Connecticut statutes, regulatory approval is required to pay dividends in excess of the Bank’s profits retained in the current year plus retained profits from the previous two years. The bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements.

The payment of dividends is subject to additional restrictions in connection with the SBLF preferred stock.

For the nine months ended September 30, 2014 and 2013, the Company declared and paid cash dividends on preferred stock of $82 thousand and $84 thousand, respectively. To date, the Company has not declared or paid dividends on its common stock, nor has it repurchased any of its common stock.

5.  Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net gains or losses on derivatives accounted for as cash flow hedges. The Company’s total comprehensive income or loss for the three and nine months ended September 30, 2014 and 2013 is reported in the Consolidated Statements of Comprehensive Income.

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax for the three and nine months ended September 30, 2014 and 2013:

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swap	Total
	(In thousands)
Balance at June 30, 2014	$689	$(66)	$623
Other comprehensive income (loss) before reclassifications	(154)	133	(21)
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net other comprehensive income (loss)	(154)	133	(21)
Balance at September 30, 2014	$535	$67	$602

	Net Unrealized Gain	Net Unrealized Gain
	(Loss) on Available	(Loss) on Interest
	for Sale Securities	Rate Swap	Total
	(In thousands)
Balance at December 31, 2013	$424	$-	$424
Other comprehensive income (loss) before reclassifications	110	68	178
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net other comprehensive income (loss)	110	68	178
Balance at September 30, 2014	$534	$68	$602

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Net Unrealized Gain
(Loss) on Available
for Sale Securities
(In thousands)
Balance at June 30, 2013	$561
Other comprehensive loss before reclassifications	(8)
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive loss	(8)
Balance at September 30, 2013	$553

Net Unrealized Gain
(Loss) on Available
for Sale Securities
(In thousands)
Balance at December 31, 2012	$1,511
Other comprehensive loss before reclassifications	(958)
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive loss	(958)
Balance at September 30, 2013	$553

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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following is a reconciliation of earnings available to common shareholders and basic weighted-average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)

Net income	$1,491	$1,319	$3,841	$3,799
Preferred stock dividends	(27)	(29)	(82)	(84)
Dividends and undistributed earnings allocated to participating securities	(23)	(19)	(82)	(55)
Net income available to common shareholders	$1,441	$1,271	$3,677	$3,660
Weighted average shares outstanding, basic	6,483	3,355	5,099	3,278
Effect of dilutive equity-based awards	19	58	25	60
Weighted average shares outstanding, diluted	6,502	3,413	5,124	3,338
Net earnings per common share:
Basic earnings per common share	$0.22	$0.38	$0.72	$1.12
Diluted earnings per common share	0.22	0.37	0.72	1.10

7.	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and Company to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets, as defined by regulation. Management believes, as of September 30, 2014, the Bank and Company meet all capital adequacy requirements to which they are subject. As of September 30, 2014, the Bank was well capitalized under the regulatory framework for prompt corrective action, as shown in the following schedules. There are no conditions or events since then that management believes have changed this category.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The capital amounts and ratios for the Bank and Company at September 30, 2014 and December 31, 2013, were as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Capital		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
September 30, 2014
Total Capital to Risk-Weighted Assets	$112,989	15.27%	$59,199	8.00%	$73,999	10.00%
Tier I Capital to Risk-Weighted Assets	103,735	14.02%	29,599	4.00%	44,399	6.00%
Tier I Capital to Average Assets	103,735	11.93%	34,793	4.00%	43,491	5.00%
Bankwell Financial Group, Inc.
September 30, 2014
Total Capital to Risk-Weighted Assets	$126,846	16.96%	$59,829	8.00%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	117,495	15.71%	29,914	4.00%	N/A	N/A
Tier I Capital to Average Assets	117,495	13.38%	35,131	4.00%	N/A	N/A

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Capital		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
December 31, 2013
Total Capital to Risk-Weighted Assets	$66,674	10.74%	$49,682	8.00%	$62,103	10.00%
Tier I Capital to Risk-Weighted Assets	58,908	9.49%	24,841	4.00%	37,262	6.00%
Tier I Capital to Average Assets	58,908	7.91%	29,772	4.00%	37,215	5.00%
Bankwell Financial Group, Inc.
December 31, 2013
Total Capital to Risk-Weighted Assets	$76,537	12.32%	$49,683	8.00%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	68,766	11.07%	24,841	4.00%	N/A	N/A
Tier I Capital to Average Assets	68,766	9.15%	30,068	4.00%	N/A	N/A

Restrictions on dividends

The ability of the Company to pay dividends depends, in part, on the ability of the Bank to pay dividends to the Company. In accordance with Connecticut statutes, regulatory approval is required to pay dividends in excess of the Bank’s profits retained in the current year plus retained profits from the previous two years.  The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

8.	Stock-Based Compensation

Equity award plans

The Company has five equity award plans, which are collectively referred to as the “Plan.”  The current plan under which any future issuances of equity awards will be made is the 2012 BNC Financial Group, Inc. Stock Plan, or the “2012 Plan,” amended on June 26, 2013.  All equity awards made under the 2012 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of share options or restricted stock. At September 30, 2014, there were 448,885 shares reserved for future issuance under the 2012 Plan.

Share Options:  The Company accounts for stock options based on the fair value at the date of grant over the vesting period of such awards on a straight line basis.  For the nine months ended September 30, 2014 and 2013, the Company recorded expense related to options granted under the various plans of approximately $24 thousand and $62 thousand, respectively.

There were no options granted during the nine months ended September 30, 2014.

A summary of the status of outstanding stock options as of and for the nine months ended September 30, 2014 is presented below:

	Nine Months Ended
	September 30, 2014
		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Options outstanding at beginning of period	208,568	$16.67
Granted	-	-
Forfeited	(4,270)	18.32
Exercised	(20,305)	10.17
Expired	(480)	10.00
Options outstanding at end of period	183,513	17.37
Options exercisable at end of period	172,152	17.51
Weighted-average fair value of options granted during the period		N/A

Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date.  The total intrinsic value of share options exercised during the nine months ended September 30, 2014 was $214 thousand.

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period and certain performance goals.  Shares of unvested restricted stock are considered participating securities.  Restricted stock awards generally vest over one to five years.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following table presents the activity for restricted stock for the nine months ended September 30, 2014:

	Nine Months Ended
	September 30, 2014
		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Unvested at beginning of period	122,140	$15.98
Granted	10,510	17.12
Vested	(6,456)	14.66
Forfeited	(49,916)	15.89
Unvested at end of period	76,278	16.31

The Company’s restricted stock expense for the nine months ended September 30, 2014 and 2013 was $141 thousand and $143 thousand, respectively.

9.	Derivative Instruments

The Company entered into a derivative transaction in February, 2014.  Information about derivative instruments at September 30, 2014 is as follows:

	Notional				Fair
(Dollars in thousands)	Amount	Maturity	Received	Paid	Value

Cash flow hedge:
Interest rate swap on FHLB advance	$25,000	4.7 years	0.23%	1.62%	$111

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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Changes in the consolidated statements of comprehensive income related to interest rate derivatives designated as hedges of cash flows were as follows for the three and nine months ended September 30, 2014:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2014	September 30, 2014

Interest rate swap on FHLB advance:
Unrealized loss recognized in accumulated other comprehensive income	$218	$111
Income tax benefit on items recognized in accumulated other comprehensive income	(85)	(43)
Other comprehensive income	$133	$68
Interest expense recognized on hedged FHLB advance	$88	$176

10.	Fair Value of Financial Instruments

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at either September 30, 2014 or December 31, 2013. The estimated fair value amounts have been measured as of the respective period-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$35,566	$35,566	$35,566	$-	$-
Available for sale securities	67,537	67,537	-	67,537	-
Held to maturity securities	11,502	11,539	-	11,539	-
Loans held for sale	-	-	-	-	-
Loans receivable, net	730,148	731,394	-	-	731,394
Accrued interest receivable	2,670	2,670	-	-	2,670
FHLB stock	4,834	4,834	-	-	4,834
Derivative Asset	111	111	-	111	-

Financial Liabilities:
Demand deposits	151,146	151,146	-	-	151,146
NOW and money market	233,994	233,994	-	-	233,994
Savings	74,556	74,556	-	-	74,556
Time deposits	235,567	236,834	-	-	236,834
Advances from the FHLB	77,000	76,780	-	-	76,780

	December 31, 2013
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$82,013	$82,013	$82,013	$-	$-
Available for sale securities	28,597	28,597	-	28,597	-
Held to maturity securities	13,816	13,815	-	13,815	-
Loans held for sale	100	100	-	100	-
Loans receivable, net	621,830	623,876	-	-	623,876
Accrued interest receivable	2,360	2,360	-	-	2,360
FHLB stock	4,834	4,834	-	-	4,834

Financial Liabilities:
Demand deposits	118,618	118,618	-	-	118,618
NOW and money market	238,231	238,231	-	-	238,231
Savings	107,692	107,692	-	-	107,692
Time deposits	197,004	197,762	-	-	197,762
Advances from the FHLB	44,000	43,902	-	-	43,902

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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Financial instruments measured at fair value on a recurring basis

The following tables detail the financial instruments carried at fair value on a recurring basis at September 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the nine months ended September 30, 2014 and the year ended December 31, 2013.

	Fair Value
	Level 1	Level 2	Level 3
		(In thousands)
September 30, 2014:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$33,735	$-
State agency and municipal obligations	-	17,301	-
Corporate bonds	-	15,597	-
Mortgage backed securities	-	904	-
Derivative asset	-	111	-

December 31, 2013:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$5,688	$-
State agency and municipal obligations	-	12,132	-
Corporate bonds	-	9,566	-
Mortgage backed securities	-	1,211	-

Available for sale investment securities: The fair value of the Company’s investment securities are estimated by using pricing models or quoted prices of securities with similar characteristics (i.e. matrix pricing) and are classified within Level 2 of the valuation hierarchy.

Derivative asset:  The Company’s derivative asset is an interest rate swap, initiated in February 2014 as part of management’s strategy to manage interest rate risk. The valuation of the Company’s interest rate swap is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. The Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy.

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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following table details the financial instruments carried at fair value on a nonrecurring basis at September 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

		Fair Value
	Level 1	Level 2	Level 3
		(In thousands)
September 30, 2014:
Impaired loans	$-	$-	$6,461
Foreclosed real estate	-	-	829

December 31, 2013:
Impaired loans	$-	$-	$3,723
Foreclosed real estate	-	-	829

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at September 30, 2014 and December 31, 2013:

	Fair	Valuation	Unobservable	Range
(Dollars in thousands)	Value	Methodology	Input	(Weighted Average)

September 30, 2014:
Impaired loans	$6,461	Appraisals	Discount for dated appraisals	0%
		Discounted cash flows	Discount rate	3.25% to 7.0%
Foreclosed real estate	$829	Appraisals	Discount for dated appraisals	34.8% to 66.6%

December 31, 2013:
Impaired loans	$3,723	Appraisals	Discount for dated appraisals	0% to 20.0%
		Discounted cash flows	Discount rate	6.0%
Foreclosed real estate	$829	Appraisals	Discount for dated appraisals	34.8% to 66.6%

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

Foreclosed real estate: The Company classifies property acquired through foreclosure or acceptance of deed-in-lieu of foreclosure as foreclosed real estate and repossessed assets in its financial statements. Upon foreclosure, the property securing the loan is written down to fair value less selling costs. The write-down is based upon differences between the appraised value and the book value. Appraisals are based on observable market data such as comparable sales, however assumptions made in determining comparability are unobservable and therefore these assets are classified as Level 3 within the valuation hierarchy

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

12.  Mergers and Acquisitions

On November 5, 2013, the Company acquired all of the outstanding common shares of Wilton.  This business combination expanded the Bank’s presence in Fairfield County and enhanced opportunities for businesses, customer relationships, employees and the communities served by the Bank.

On the acquisition date, Wilton had 372,985 outstanding common shares, net of 108,260 shares of treasury stock, and shareholders’ equity of $6.3 million.  Wilton shareholders received $13.50 per share in cash resulting in a consideration value of $5.0 million.

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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

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

On October 1, 2014, the Company acquired all of the outstanding common shares of Quinnipiac Bank & Trust Company (“Quinnipiac”).  Quinnipiac had two banking offices primarily serving south-central Connecticut and has merged with and into Bankwell Bank.

Quinnipiac shareholders received 510,122 shares of the Company common stock and $3.6 million in cash. As of September 30, 2014, Quinnipiac had assets with a carrying value of approximately $117.8 million, including loans outstanding with a carrying value of approximately $97.1 million, as well as deposits with a carrying value of approximately $100.4 million and a book value of $10.1 million. The results of Quinnipiac’s operations will be included in the Company’s Consolidated Statement of Income from the date of acquisition. The Company incurred $343 thousand of merger and acquisition expenses related to the Quinnipiac merger for the nine months ended September 30, 2014. The Company anticipates that it will incur approximately an additional $1.1 million of merger and acquisition expenses in the quarter ended December 31, 2014.

As a result of the proximity of the closing of the merger with Quinnipiac to the date these consolidated financial statements are available to be issued, the Company is still evaluating the estimated fair values of the assets acquired and the liabilities assumed. Accordingly, the amount of any goodwill and other intangible assets to be recognized in connection with this transaction is also yet to be determined.

The effect of the merger will be reflected in the Company’s results beginning with the fourth quarter of 2014.

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

General

Bankwell Financial Group, Inc. is a bank holding company headquartered in New Canaan, Connecticut.  Through our wholly owned subsidiary, Bankwell Bank, or the Bank, we serve small and medium-sized businesses and retail customers in greater Fairfield County, Connecticut and New Haven County, Connecticut as of October 1, 2014 as a result of the merger with Quinnipiac Bank and Trust Company.  We have a history of building long-term customer relationships and attracting new customers through what we believe is our strong customer service and our ability to deliver a diverse product offering.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our results of operations and financial condition are based on our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of financial statements in conformity with GAAP requires us to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from our current estimates, as a result of changing conditions and future events. The current economic environment has increased the degree of uncertainty inherent in these significant estimates.

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
●     Disciplined focus on risk management; and
●     Organic growth.

On November 5, 2013 we completed the merger of Wilton into Bankwell Bank. The results discussed below for the three and nine months ended September 30, 2013 do not reflect any results from Wilton.

On March 31, 2014, we entered into a merger agreement with Quinnipiac Bank & Trust Company, or Quinnipiac, located in New Haven County, Connecticut.  Quinnipiac had one branch located in Hamden, Connecticut and a second branch located in the neighboring town of North Haven, Connecticut. On October 1, 2014 we completed the merger and Quinnipiac merged with and into Bankwell Bank. The results discussed below for the three and nine months ended September 30, 2014 do not reflect any results from Quinnipiac.

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

Earnings Overview

Net income available to common shareholders was $1.4 million, or $0.22 per diluted share, and $1.3 million, or $0.37 per diluted share, respectively, for the three months ended September 30, 2014 and 2013.  Returns on average equity and average assets for the three months ended September 30, 2014 were 5.02% and 0.67%, respectively, compared to 8.23% and 0.75%, respectively, for the same period in 2013.

Net income available to common shareholders was $3.7 million, or $0.72 per diluted share, and $3.7 million, or $1.10 per diluted share, respectively, for the nine months ended September 30, 2014 and 2013.  Returns on average equity and average assets for the nine months ended September 30, 2014 were 5.84% and 0.62%, respectively, compared to 8.30% and 0.78%, respectively, for the same period in 2013.

For the three months ended September 30, 2014, we had net interest income of $7.6 million, an increase of $1.2 million, or 18.8%, over the three months ended September 30, 2013. Our net interest margin (fully taxable equivalent basis) for the three months ended September 30, 2014 and 2013 was 3.69% and 4.00%, respectively. We experienced a decline in our non-interest income, which totaled $757 thousand for the three months ended September 30, 2014 representing 8.03% of our total revenue, down from $1.1 million, or 13.2% of total revenue, for the three months ended September 30, 2013. The decline in our non-interest income was driven by a reduction in gains and fees from sales of loans of $606 thousand.

For the nine months ended September 30, 2014, we had net interest income of $21.9 million, an increase of $3.2 million, or 16.9%, over the nine months ended September 30, 2013. Our net interest margin (fully taxable equivalent basis) for the nine months ended September 30, 2014 and 2013 was 3.78% and 4.04%, respectively. We experienced decline in our non-interest income, which totaled $2.2 million for  the nine months ended September 30, 2014 representing 8.24% of our total revenue, down from $2.9 million, or 12.2% of total revenue, for the nine months ended September 30, 2013. The decline in our non-interest income was driven by a reduction of gains and fees from sales of loans of $729 thousand and a net gain on sale of available for sale securities recognized in 2013 of $648 thousand.

Results of Operations
Net Interest Income

Net interest income is the difference between interest earned on loans and securities and interest paid on deposits and other borrowings, and is the primary source of our operating income. Net interest income is affected by the level of interest rates, changes in interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities.  Included in interest income are certain loan fees, such as deferred origination fees and late charges.  The following tables and discussion present net interest income on a fully taxable equivalent, or FTE basis, by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities.  We convert tax-exempt income to a FTE basis using the statutory federal income tax rate adjusted for applicable state income taxes net of the related federal tax benefit.  The average balances are principally daily averages. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments. Premium amortization and discount accretion are included in the respective interest income and interest expense amounts.

FTE net interest income for the three months ended September 30, 2014 and 2013 was $7.7 million and $6.5 million, respectively. FTE net interest income for the nine months ended September 30, 2014 and 2013 was $22.2 million and $19.0 million, respectively. Our net interest margin declined 31 basis points to 3.69% for the three months ended September 30, 2014, compared to the same period in 2013 due primarily to the effects of the low interest rate environment and an increase in cash and fed funds sold as a result of the capital raised from the IPO. Our net interest margin declined 26 basis points to 3.78% for the nine months ended September 30, 2014, compared to the same period in 2013 due primarily to the effects of the low interest rate environment and an increase in cash and fed funds sold as a result of the capital raised from the IPO. While we have experienced significant growth in average loan balances, in the current low interest rate environment, market yields on new loan originations are below the average yield of our existing loan portfolio. Due to the combined effect of new loan growth and the runoff of higher yielding loan balances, we anticipate that interest rates on total earning assets will continue to decline. The impact of this trend is likely to exceed the benefit to be realized in reduced funding costs, resulting in modestly lower net interest margin results in the near term.

FTE basis interest income for the three months ended September 30, 2014 increased by $1.5 million, or 22%, to $8.8 million, compared to FTE basis interest income for the three months ended September 30, 2013 due primarily to loan growth in our commercial real estate and commercial business portfolios and growth in our securities portfolio, offset by lower yields on earning assets. Average interest-earning assets were $835.5 million for the three months ended September 30, 2014, up by $185.3 million from the same period in 2013.  The average balance of total loans increased $120.3 million, or 21%, contributing $1.3 million to the increase in interest income.  Commercial real estate and commercial business loan average balances grew by $67.0 million and $30.3 million, respectively. The average yield on interest earning assets declined from 4.35% for the three months ended September 30, 2013 to 4.11% for the three months ended September 30, 2014.

FTE basis interest income for the nine months ended September 30, 2014 increased by $3.9 million, or 19%, to $24.9 million, compared to FTE basis interest income for the nine months ended September 30, 2013 due primarily to loan growth in our commercial real estate and commercial business portfolios and growth in our securities portfolio, offset by lower yields on earning assets. Average interest-earning assets were $782.0 million for the nine months ended September 30, 2014, up by $154.9 million from the same period in 2013.  The average balance of total loans increased $106.4 million, or 19%, contributing  $3.4 million to the increase in interest income. Commercial real estate and commercial business loan average balances grew by $45.7 million and $34.5 million, respectively. The average yield on interest earning assets declined from 4.41% for the nine months ended September 30, 2013 to 4.20% for the nine months ended September 30, 2014.

Interest expense for the three months ended September 30, 2014, increased by $346 thousand, or 48%, compared to interest expense for the three months ended September 30, 2013 due to a $117 million increase in the average balances of interest-bearing liabilities due to higher average balances in money market and time accounts, increased rates on time deposits and the impact of higher rates paid on deposit accounts.

Interest expense for the nine months ended September 30, 2014, increased by $713 thousand, or 36%, compared to interest expense for the nine months ended September 30, 2013 due to a $107 million increase in the average balances of interest-bearing liabilities due to higher average balances in money market and time accounts, increased rates on time deposits and borrowings.

Average Balance Sheet, FTE basis Interest and Average Yields/Rates

The following tables present the average balances and yields earned on interest-earning assets and the average balances and weighted average rates paid on our funding liabilities for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014			2013
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Cash and Fed funds sold	$64,752	$45	0.28%	$31,569	$18	0.22%
Securities (1)	71,536	666	3.73	39,993	451	4.51
Loans:
Commercial real estate	365,042	4,473	4.79	298,085	3,789	4.97
Residential real estate	166,123	1,499	3.61	156,580	1,429	3.65
Construction (2)	47,261	570	4.72	38,018	461	4.74
Commercial business	101,184	1,296	5.01	70,843	968	5.35
Home equity	12,786	121	3.75	10,511	100	3.80
Consumer	698	15	8.75	39	2	17.98
Acquired Loan Portfolio Non accrual loans (net of mark)	1,327	81	24.15	-	-	-
Total loans	694,421	8,055	4.54	574,076	6,749	4.60
Federal Home Loan Bank stock	4,834	18	1.49	4,587	4	0.37
Total earning assets	835,543	$8,784	4.11%	650,225	$7,222	4.35%
Other assets	47,383			49,160
Total assets	$882,926			$699,385

Liabilities and shareholders’ equity:
Interest -bearing liabilities:
NOW	$52,298	$15	0.11%	$31,933	$9	0.12%
Money market	175,111	218	0.49	118,705	138	0.46
Savings	79,505	65	0.33	110,510	128	0.46
Time	257,616	607	0.93	170,246	325	0.76
Total interest-bearing deposits	564,530	905	0.64	431,394	600	0.55
Borrowed Money	47,333	168	1.41	63,903	127	0.79
Total interest bearing liabilities	611,863	$1,073	0.70%	495,297	$727	0.58%
Noninterest-bearing deposits	138,272			97,574
Other liabilities	14,918			42,915
Total Liabilities	765,053			635,786
Shareholders’ equity	117,873			63,599
Total liabilities and shareholders’ equity	$882,926			$699,385
Net interest income (3)		$7,711			$6,495
Interest rate spread			3.41%			3.77%
Net interest margin (4)			3.69%			4.00%

(1)	Average balances and yields for securities are based on amortized cost.
(2)	Includes commercial and residential real estate construction.
(3)	The adjustment for securities and loans taxable equivalency amounted to $116 thousand and $101 thousand, respectively, for the three months ended September 30, 2014 and 2013.
(4)	Annualized net interest income as a percentage of earning assets.

	Nine Months Ended September 30,
	2014			2013
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Cash and Fed funds sold	$58,699	$116	0.26%	$23,547	$39	0.22%
Securities (1)	53,723	1,697	4.21	40,654	1,294	4.25
Loans:
Commercial real estate	341,480	12,523	4.84	295,752	11,206	5.00
Residential real estate	161,049	4,362	3.61	150,957	4,214	3.72
Construction (2)	46,317	1,615	4.60	36,149	1,317	4.80
Commercial business	99,113	3,705	4.93	64,576	2,576	5.26
Home equity	13,373	370	3.70	10,624	298	3.75
Consumer	640	42	8.88	282	13	6.14
Acquired Loan Portfolio Non accrual loans (net of mark)	2,753	425	20.64	-	-	-
Total loans	664,725	23,042	4.57	558,340	19,624	4.63
Federal Home Loan Bank stock	4,834	54	1.48	4,516	13	0.37
Total earning assets	781,981	$24,909	4.20%	627,057	$20,970	4.41%
Other assets	39,993			20,134
Total assets	$821,974			$647,191

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
NOW	$52,544	$43	0.11%	$34,030	$33	0.13%
Money market	173,104	564	0.44	106,279	338	0.43
Savings	93,328	216	0.31	121,088	421	0.47
Time	224,765	1,434	0.85	147,138	761	0.69
Total interest-bearing deposits	543,741	2,257	0.55	408,535	1,553	0.51
Borrowed Money	48,370	427	1.18	76,612	418	0.73
Total interest bearing liabilities	592,111	$2,684	0.61%	485,147	$1,971	0.54%
Noninterest-bearing deposits	129,074			87,312
Other liabilities	12,808			13,546
Total liabilities	733,993			586,005
Shareholders’ equity	87,981			61,186
Total liabilities and shareholders’ equity	$821,974			$647,191
Net interest income (3)		$22,225			$18,999
Interest rate spread			3.59%			3.87%
Net interest margin (4)			3.78%			4.04%

(1)	Average balances and yields for securities are based on amortized cost.
(2)	Includes commercial and residential real estate construction.
(3)	The adjustment for securities and loans taxable equivalency amounted to $336 thousand and $271 thousand, respectively, for the nine months ended September 30, 2014 and 2013.
(4)	Annualized net interest income as a percentage of earning assets.

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

	Three Months Ended September 30, 2014 vs 2013 Increase (Decrease)			Nine Months Ended September 30, 2014 vs 2013 Increase (Decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Cash and Fed funds sold	$22	$5	$27	$68	$9	$77
Securities	304	(89)	215	413	(10)	403
Loans:
Commercial real estate	825	(141)	684	1,686	(370)	1,316
Residential real estate	86	(16)	70	276	(128)	148
Construction	111	(3)	108	357	(59)	298
Commercial business	392	(64)	328	1,301	(172)	1,129
Home equity	22	(1)	21	76	(4)	72
Consumer	15	(1)	14	22	8	30
Wilton Non accrual loans (net of mark)	81	-	81	425	-	425
Total loans	1,532	(226)	1,306	4,143	(725)	3,418
Federal Home Loan Bank stock	1	13	14	1	40	41
Total change in interest and dividend income	1,859	(297)	1,562	4,625	(686)	3,939
Interest expense:
Deposits:
NOW	6	-	6	16	(6)	10
Money market	69	11	80	217	9	226
Savings	(31)	(32)	(63)	(83)	(122)	(205)
Time	194	88	282	466	207	673
Total deposits	238	67	305	616	88	704
Borrowed Money	(39)	80	41	(190)	199	9
Total change in interest expense	199	147	346	426	287	713
Change in net interest income	$1,660	$(444)	$1,216	$4,199	$(973)	$3,226

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

Under accounting standards for business combinations, acquired loans are recorded at fair value with no loan loss allowance on the date of acquisition.  A provision for loan losses will be recorded for the emergence of new probable and estimable losses on acquired loans which were not impaired as of the acquisition date. As of and for the three and nine months ended September 30, 2014, there was a $0 provision or allowance for loan losses related to the loan portfolio that we acquired from The Wilton Bank on November 5, 2013.

The provision for loan losses for the three months ended September 30, 2014 was $566 thousand compared to $47 thousand provision for loan losses for the three months ended September 30, 2013. The provision for loan losses for the nine months ended September 30, 2014 was $847 thousand compared to $489 thousand provision for loan losses for the nine months ended September 30, 2013. For further information, see sections titled Asset Quality and Allowance for Loan Losses.

Noninterest Income

The following tables compare noninterest income for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2014	2013	$	%
Gains and fees from sales of loans	$366	$972	$(606)	(62)%
Service charges and fees	153	100	53	53
Bank owned life insurance	135	-	135	100
Gain (loss) on sale of foreclosed real estate, net	-	(16)	16	100
Other	103	27	76	281
Total noninterest income	$757	$1,083	$(326)	(30)%

Noninterest income decreased $326 thousand to $757 thousand for the three months ended September 30, 2014 compared to the same period in 2013, reflecting a decrease in gains recorded on sales of loans. During the three months ended September 30, 2014, the Company recorded $21 thousand in gains on the sale of $1.6 million of residential real estate loans and $345 thousand of gains on the sale of $2.7 million of SBA loans. During the three months ended September 30, 2013, the Company recorded income of $866 thousand on the sale of $32 million of commercial real estate loans, $71 thousand on the sale of $1.2 million of SBA loans and $35 thousand on the sale of $2.7 million of residential real estate loans. The Company did not have any bank owned life insurance income in the prior year because the Company did not start purchasing bank owned life insurance until the fourth quarter of 2013. In the fourth quarter of 2013, the Company purchased $10.0 million in bank-owned life insurance coverage and for the quarter ended September 30, 2014, the Company purchased an additional $12.5 million in bank-owned life insurance coverage and the cash surrender value increased by $135 thousand. Other income increased $76 thousand from $27 thousand for the three months ended September 30, 2013 to $103 thousand for the three months ended September 30, 2014, primarily driven by increases in rental income and investments services income.

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2014	2013	$	%
Gains and fees from sales of loans	$1,008	$1,737	$(729)	(42)%
Service charges and fees	420	297	123	41
Bank owned life insurance	305	-	305	100
Net gain on sale of available for sale securities	-	648	(648)	(100)
Gain (loss) on sale of foreclosed real estate, net	-	49	(49)	(100)
Other	475	141	334	237
Total noninterest income	$2,208	$2,872	$(664)	(23)%

Noninterest income decreased $664 thousand to $2.2 million for the nine months ended September 30, 2014 compared to the same period in 2013 reflecting a decrease in gains recorded on sales of loans and net gains recognized on the sale of securities for the nine months ended September 30, 2013 not repeated in 2014. During the nine months ended September 30, 2014, the Company recorded income of $413 thousand on the sale of $14.9 million of commercial real estate loans, $43 thousand on the sale of $3.2 million of residential real estate loans and $552 thousand on the sale of $4.5 million of SBA loans. During the nine months ended September 30, 2013, the Company recorded income of $1.6 million on the sale of $54 million commercial real estate loans, $71 thousand on the sale of $1.2 million of SBA loans and $68 thousand on the sale of $5.5 million of residential real estate loans. The Company did not have any bank owned life insurance income in the prior year because the Company did not start purchasing bank owned life insurance until the fourth quarter of 2013. In the fourth quarter of 2013, the Company purchased $10.0 million in bank-owned life insurance coverage and for the nine-months ended September 30, 2014, the Company purchased an additional $12.5 million in bank-owned life insurance coverage and the cash surrender value increased by $305 thousand. Other income increased $334 thousand from $141 thousand as of September 30, 2013 to $475 thousand as of September 30, 2014, primarily driven by increases in rental income and investments services income.

Noninterest Expense

The following tables compare noninterest expense for the three and nine months ended September 30, 2014, and 2013:

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2014	2013	$	%
Salaries and employee benefits	$2,786	$2,894	$(108)	(4)%
Occupancy and equipment	1,066	836	230	28
Professional services	394	422	(28)	(7)
Data processing	314	280	34	12
Director fees	177	142	35	25
Merger and acquisition related expenses	145	-	145	100
Marketing	135	378	(243)	(64)
FDIC insurance	120	36	84	233
Amortization of intangibles	27	-	27	100
Foreclosed real estate	9	1	8	800
Other	357	342	15	4
Total noninterest expense	$5,530	$5,331	$199	4%

Noninterest expense increased $199 thousand to $5.5 million for the three months ended September 30, 2014 compared to the same period in 2013. The increase in occupancy and equipment largely reflects investments related to technology and other equipment as well as costs related to our new Wilton location acquired in November, 2013 and the relocation of two branch locations. Merger and acquisition related expenses reflect costs associated with the merger agreement with Quinnipiac Bank and Trust Company. The decrease in salaries and employee benefits is largely driven by open positions, timing of hiring employees and reductions in incentive accruals. The decrease in marketing expenses is largely driven by rebranding costs incurred during 2013.

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2014	2013	$	%
Salaries and employee benefits	$9,412	$8,146	$1,266	16%
Occupancy and equipment	3,162	2,410	752	31
Professional services	1,035	1,212	(177)	(15)
Data processing	949	787	162	21
Director fees	460	426	34	8
Merger and acquisition related expenses	408	64	344	538
Marketing	463	776	(313)	(40)
FDIC insurance	345	267	78	29
Amortization of intangibles	80	-	80	100
Foreclosed real estate	21	4	17	425
Other	1,134	950	184	19
Total noninterest expense	$17,469	$15,042	$2,427	16%

Noninterest expense increased $2.4 million to $17.5 million for the nine months ended September 30, 2014 compared to the same period in 2013.  The largest component of the total increase was salaries and employee benefits, primarily reflecting higher staffing levels and increases in incentive accruals. The increase in occupancy and equipment expense largely reflects investments related to technology and other equipment as well as costs related to our new Wilton location acquired in November, 2013 and the relocation of two branch locations.  Data processing costs have increased reflecting higher transaction volume. Merger and acquisition related expenses during the nine months ended September 2014 primarily reflect costs associated with the merger agreement with Quinnipiac Bank and Trust Company and the Bank of Wilton. Professional services declined $177 thousand from $1.2 million as of September 30, 2013 to $1.0 million as of September 30, 2014, primarily driven by a reduction in the fees paid to consultants. The decrease in marketing expenses is largely driven by rebranding costs incurred during 2013.

Income Tax Expense

Income tax expense for the three months ended September 30, 2014 and 2013 totaled $765 thousand and $780 thousand, respectively.  The effective tax rates for the three months ended September 30, 2014 and 2013 were 33.9%, and 37.2%, respectively. The decrease in the effective tax rate reflects increases in nontaxable income, mainly bank-owned life insurance income.

Income tax expense for the nine months ended September 30, 2014 and 2013 totaled $1.9 million and $2.3 million, respectively.  The effective tax rates for the nine months ended September 30, 2014 and 2013 were 33.6%, and 37.4%, respectively. The decrease in the effective tax rate reflects increases in nontaxable income, mainly bank-owned life insurance income.

Financial Condition
Summary

At September 30, 2014, total assets were $895.5 million, a $115.9 million, or 15%, increase over December 31, 2013.  Total loans outstanding and total deposits totaled $730.1 million and $695.3 million, respectively at September 30, 2014.  Our credit quality remained strong, with nonperforming assets to total assets of 0.23% and the allowance for loan losses to total loans was 1.28%. Total shareholders’ equity at September 30, 2014 and December 31, 2013 was $118.5 million and $69.5 million, respectively. Tangible book value was $16.52 per share at September 30, 2014 compared to $15.46 per share at December 31, 2013.

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

Total loans before deferred loan fees were $742.1 million at September 30, 2014, up by $110.1 million, or 17%, from December 31, 2013.  Commercial real estate loans have experienced the most significant growth, up by $85.2 million.

The following table compares the composition of our loan portfolio for the dates indicated:

(In thousands)	September 30, 2014			December 31, 2013			Change
	Originated	Acquired	Total	Originated	Acquired	Total	Total
Real estate loans:
Residential	$167,362	$-	$167,362	$155,874	$-	$155,874	$11,488
Commercial	394,004	6,911	400,915	305,823	9,939	315,762	85,153
Construction	52,387	893	53,280	44,187	7,308	51,495	1,785
Home equity	9,539	3,294	12,833	9,625	3,872	13,497	(664)
	623,292	11,098	634,390	515,509	21,119	536,628	97,762
Commercial business	105,123	2,038	107,161	92,173	2,374	94,547	12,614
Consumer	190	343	533	225	612	837	(304)
Total loans	$728,605	$13,479	$742,084	$607,907	$24,105	$632,012	$110,072

Asset Quality

Asset quality metrics remained strong through the third quarter of 2014. Nonperforming assets totaled $2.1 million and represented 0.23% of total assets at September 30, 2014, compared to $1.8 million and 0.23% of total assets at December 31, 2013. Nonaccrual loans totaled $1.2 million at September 30, 2014, an increase of $0.2 million from December 31, 2013. The balance of foreclosed real estate remained unchanged and was $829 thousand at September 30, 2014 and December 31, 2013, consisting of four residential lots that were acquired with Wilton.

The following table presents nonperforming assets and additional asset quality data for the dates indicated:

	At September 30, 2014			At December 31, 2013
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total
Nonaccrual loans:
Real estate loans:
Residential	$-	$-	$-	$1,003	$-	$1,003
Commercial	1,246	-	1,246	-	-	-
Total non accrual loans	$1,246	$-	$1,246	$1,003	$-	$1,003
Property acquired through foreclosure or repossession, net	-	829	829	-	829	829
Total nonperforming assets	$1,246	$829	$2,075	$1,003	$829	$1,832

Nonperforming assets to total assets	0.14%	0.09%	0.23%	0.13%	0.11%	0.23%
Nonaccrual loans to total loans	0.17%	0.00%	0.17%	0.16%	0.00%	0.16%
Total past due loans to total loans	0.18%	9.72%	0.35%	0.16%	15.02%	0.73%
Accruing loans 90 days or more past due	$-	$1,309	$1,309	$-	$3,620	$3,620

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

At September 30, 2014, our allowance for loan losses was $9.6 million and represented 1.28% of total loans, compared to $8.4 million, or 1.33% of total loans, at December 31, 2013. The net increase in the allowance primarily reflects a provision of $847 thousand and net recoveries of $323 thousand.  The carrying amount of total impaired loans at September 30, 2014 and December 31, 2013 was $6.5 million and $3.7 million, respectively and the amount of related allowance totaled $39 thousand and $145 thousand, respectively. At September 30, 2014 impaired loans consisted of 1 residential real estate loan, 5 commercial real estate loans, 1 home equity loan and 10 commercial business loans and at December 31, 2013 impaired loans consisted of one residential mortgage loan, one substandard commercial mortgage loan and three performing troubled debt restructured loans.

The following tables present the activity in our allowance for loan losses and related ratios for the dates indicated, and include both originated and acquired allowance activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Balance at beginning of period	$8,985	$8,224	$8,382	$7,941
Charge-offs:
Commercial real estate	-	-	-	(166)
Construction	-	-	(100)	-
Consumer	-	-	(1)	(3)
Total charge-offs	-	-	(101)	(169)
Recoveries:
Consumer	1	6	424	16
Total recoveries	1	6	424	16
Net recoveries (charge-offs)	1	6	323	(153)
Provision charged to earnings	566	47	847	489
Balance at end of period	$9,552	$8,277	$9,552	$8,277
Net recoveries (charge-offs) to average loans	0.00%	0.00%	0.05%	-0.03%
Allowance for loan losses to total loans	1.28%	1.42%	1.28%	1.42%

The following tables present the allocation of the allowance for loan losses and the percentage of these loans to total loans for the dates indicated:

	At September 30,		At December 31,
	2014		2013
		Percent of		Percent of
		Loan		Loan
(Dollars in thousands)	Amount	Portfolio	Amount	Portfolio
Residential real estate	$1,411	22.55%	$1,310	24.66%
Commercial real estate	4,661	54.03	3,616	50.08
Construction	891	7.18	1,032	8.16
Home equity	191	1.73	190	2.20
Commercial business	2,391	14.44	2,225	14.80
Consumer	7	0.07	9	0.10
Unallocated	-	-	-	-
Total allowance for loan losses	$9,552	100.00%	$8,382	100.00%

The allocation of the allowance for loan losses at September 30, 2014 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the allowance for loan losses at September 30, 2014 is appropriate to cover probable losses.

Investment Securities

At September 30, 2014, the carrying value of our investment securities portfolio totaled $79.0 million and represented 9% of total assets, compared to $42.4 million and 5% of total assets at December 31, 2013.  The increase of $36.6 million, or 86%, primarily reflects purchases of U.S. Government agency obligations, corporate and municipal bonds totaling $43.8 million. We purchase investment grade securities with a focus on earnings, duration exposure and for use as collateral for public funds. There were no sales of available-for-sale investment securities during the third quarter of 2014.

The net unrealized gain position on our investment portfolio at September 30, 2014 and December 31, 2013 was $912 thousand and $695 thousand, respectively and included gross unrealized losses of $383 thousand and $349 thousand, respectively.  The gross unrealized losses were concentrated in U.S. Government, agency obligations and corporate bonds, reflecting interest rate fluctuation. At September 30, 2014, we determined that there had been no deterioration in credit quality subsequent to purchase and believe that all unrealized losses are temporary.  All of our investment securities are investment grade.

Sources of Funds

Total deposits were $695.3 million at September 30, 2014, an increase of $33.7 million, or 5%, from the balance at December 31, 2013 reflecting growth in noninterest bearing deposits and time deposits.

We utilize advances from the Federal Home Loan Bank of Boston, or FHLBB, as part of our overall funding strategy and to meet short-term liquidity needs.  Total FHLBB advances were $77.0 million at September 30, 2014 compared to $44.0 million at December 31, 2013. The increase of $33.0 million, or 75%, reflects normal operating fluctuation in our borrowings.

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

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments.  As of September 30, 2014, the Company had cash and cash equivalents of $35.6 million and available-for-sale securities of $67.5 million. At September 30, 2014, outstanding commitments to originate loans totaled $59.9 million and undisbursed funds from approved lines of credit, home equity lines of credit and secured commercial lines of credit totaled $105.2 million. Time deposits scheduled to mature in one year or less at September 30, 2014 totaled $164.4 million. Historically, the Company’s deposit flow history has been that a significant portion of such deposits remain with the Company.

Capital Resources

Total shareholders’ equity was $118.5 million at September 30, 2014 compared to $69.5 million at December 31, 2013.  The increase of $49.0 million primarily reflected net capital raised from the IPO of $44.7 million and net income of $3.8 million for the nine months ended September 30, 2014.  The ratio of total equity to total assets was 13% at September 30, 2014, which compares to 9% at December 31, 2013.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  At September 30, 2014, the Bank, met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action.  At September 30, 2014, the Bank’s ratio of total capital to risk-weighted assets was 15.27%, Tier 1 capital to risk-weighted assets was 14.02% and Tier 1 capital to average assets was 11.93%.

On May 15, 2014, Bankwell Financial Group, Inc. priced 2,702,703 common shares in its initial public offering at $18.00 per share, and on May 15, 2014, Bankwell common shares began trading on the Nasdaq Stock Market.  The net proceeds from the IPO were approximately $44.7 million, after deducting the underwriting discount of approximately $2.5 million and approximately $1.3 million of expenses.

Interest Rate Sensitivity Analysis

We measure interest rate risk using simulation analysis to calculate earnings and equity at risk.  These risk measures are quantified using simulation software from one of the leading firms in the field of asset/liability modeling.  Key assumptions relate to the behavior of interest rates and spreads, prepayment speeds and the run-off of deposits.  From such simulations, interest rate risk, or IRR, is quantified and appropriate strategies are formulated and implemented.  We manage IRR by using two primary risk measurement techniques: simulation of net interest income and simulation of economic value of equity. These two measurements are complementary and provide both short-term and long-term risk profiles for the Company. Because income simulations assume that our balance sheet will remain static over the simulation horizon, the results do not reflect adjustments in strategy that the Asset and Liability Committee could implement in response to rate shifts.

We use two sets of standard scenarios to measure net interest income at risk.  For the Parallel Ramp scenario, rate changes are ramped over a twelve-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. The Parallel shock scenario assumes instantaneous parallel movements in the yield curve compared to a flat yield curve scenario.  Simulation analysis involves projecting a future balance sheet structure and interest income and expense under the various rate scenarios.  Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net income at risk for the subsequent one-year period should not decline by more than: 6% for a 100 basis point shift; 12% for a 200 basis point shift and 18% for a 300 basis point shift.

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning September 30, 2014 and December 31, 2013:

Parallel Ramp	Estimated Percent Change
	in Net Interest Income
	September 30,	December 31,
Rate Changes (basis points)	2014	2013
-100	(1.19)%	(0.73)%
+200	(3.54)	(3.63)

Parallel Shock	Estimated Percent Change
	in Net Interest Income
	September 30,	December 31,
Rate Changes (basis points)	2014	2013
-100	(3.52)%	(1.97)%
+100	(2.50)	(3.18)
+200	(4.46)	(5.93)
+300	(7.07)	(10.20)

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

The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:

Parallel Shock	Estimated Percent Change
	in Economic Value of Equity
	September 30,	December 31,
Rate Changes (basis points)	2014	2013
-100	(0.30)%	(4.30)%
+100	(7.60)	(9.30)
+200	(16.30)	(20.10)
+300	(23.90)	(29.20)

The interest rate risk position remains liability sensitive. The sensitivity intensified for the quarter ended September 30, 2014 due to the decreased cash position and the addition of short-term FHLB advances.  The Bank remains within all internally established policies for interest rate risk and the economic value of equity calculation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk Management

Interest rate risk management is our primary market risk. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Sensitivity Analysis” herein for a discussion of our management of our interest rate risk.

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

Part ii — Other Information

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

Effective August 7, 2014, Peyton R. Patterson resigned as the Chief Executive Officer and President of BWFG and the Chief Executive Officer of Bankwell Bank. Although BWFG is engaged in a comprehensive search for a permanent Chief Executive Officer, it is possible that the disruption caused by the resignation of BWFG’s and Bankwell Bank’s chief executive could adversely affect BWFG’s future results of operations or BWFG’s ability to maintain relationships with clients, customers, depositors and employees. Chairman Blake S. Drexler has been appointed executive chairman by the Board of Directors and has assumed Ms. Patterson’s responsibilities. Blake S. Drexler does not have any previous experience as an executive officer of a depository institution.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed herewith:

10.18	Blake S. Drexler, Executive Chairman Compensation Letter and management contract on compensatory plan or arrangement.

31.1	Certification of Blake S. Drexler pursuant to Rule 13a-14(a)

31.2	Certification of Ernest J. Verrico, Sr. pursuant to Rule 13a-14(a)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Bankwell Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statement of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankwell Financial Group, Inc.

Date: November 14, 2014	/s/ Blake S. Drexler
Blake S. Drexler
Executive Chairman

Date: November 14, 2014	/s/ Ernest J. Verrico, Sr.
Ernest J. Verrico, Sr.
Executive Vice President and Chief
Financial Officer

