Form 10-K
period 2014-12-31
Bankwell Financial Group, Inc.
filed 2015-03-16
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2014 based on the closing price of the common stock as reported on the NASDAQ Global Market: $79,901,394

     As of February 28, 2015, there were 7,243,252 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders, expected to be filed pursuant to Regulation 14A within 120 days after the end of the 2014 fiscal year, are incorporated by reference into Part III of this report on form 10-K

Bankwell Financial Group, Inc.
Form 10-K

BANKWELL FINANCIAL GROUP, INC.

FORM 10-K

PART 1

Item 1. Business

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or the Securities Act, and Section 21E of the Exchange Act. These statements are often, but not always, made with the words or phrases such as “may,” “should,” “believe,” “likely result in,” “expect,” “would” “intend,” “could,” “predict,” “potential,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “plan,” “projection,” and “outlook” or the negative version of those words or other similar words of a forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these forward-looking statements. Important factors that may cause actual results to differ from those contemplated by these forward-looking statements include, but are not limited to, those disclosed under “Risk Factors” in Part I Item 1A as well as the following factors:

●	local, regional and national business or economic conditions may differ from those expected;

●	we are subject to credit risk and could incur losses in our loan portfolio;

●	our allowance for loan losses may not be adequate to absorb loan losses;

●	changes in real estate values could also increase our credit risk;

●	we could experience changes in our key management personnel;

●	we may not be able to successfully execute our management team’s strategic initiatives;

●	our ability to successfully execute our growth initiatives such as branch openings and acquisitions;

●	volatility and direction of market interest rates;

●	increased competition within our market area may limit our growth and profitability;

●	economic, market, operational, liquidity, credit and interest rate risks associated with our business;

●	the effects of and changes in trade, monetary and fiscal policies and laws, including the Federal Reserve Board’s interest rate policies;

●	changes in accounting policies and practices, as may be adopted by regulatory agencies, the Public Accounting Oversight Board or the Financial Accounting Standards Board;

●	changes in law and regulatory requirements (including those concerning taxes, banking, securities and insurance);

●	further governmental intervention in the U.S. financial system; and

●	difficulties and delays in integrating Quinnipiac Bank and Trust Company.

The foregoing factors should not be construed as exhaustive. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

General

Bankwell Financial Group, Inc. (the Company, we, our, us) is a bank holding company, headquartered in New Canaan, Connecticut and offers a broad range of financial services through our banking subsidiary, Bankwell Bank (the Bank), a Connecticut state non-member bank founded in 2002. Our primary market is the greater Fairfield County, Connecticut area, which we serve from our main banking office located in New Canaan, Connecticut and six other branch offices located throughout the Fairfield County area. In addition, two additional branches were added as a result of the merger with Quinnipiac Bank and Trust Company (“Quinnipiac”) in the fourth quarter of 2014 located in New Haven County, Connecticut. On March 1, 2015 the Company opened a branch in Norwalk, Connecticut. As of December 31, 2014, on a consolidated basis, we had total assets of approximately $1.1 billion, net loans of approximately $916.0 million, total deposits of approximately $835.4 million, and shareholders’ equity of approximately $129.2 million.

We are committed to becoming the premier “Hometown” bank in Fairfield and New Haven Counties and surrounding areas. We believe that our market exhibits highly attractive demographic attributes and presents favorable competitive dynamics, thereby offering long-term opportunities for growth. We have a history of building long-term customer relationships and attracting new customers through what we believe is our superior customer service and our ability to deliver a diverse product offering. In addition, we believe that our strong capital position and extensive local ownership, coupled with a highly respected and experienced executive management team and board of directors, give us credibility with our customers and potential customers in our market. Our focus is on building a franchise with meaningful market share and consistent revenue growth complemented by operational efficiencies that we believe will produce attractive risk-adjusted returns for our shareholders.

On May 15, 2014, Bankwell Financial Group, Inc. priced 2,702,703 common shares in its IPO at $18.00 per share, and on May 15, 2014, Bankwell common shares began trading on the Nasdaq Stock Market. The net proceeds from the IPO were approximately $44.7 million, after deducting the underwriting discount of approximately $2.5 million and approximately $1.3 million of expenses.

Our History and Growth

Bankwell Bank was originally chartered as two separate banks, The Bank of New Canaan (including a separate division, Stamford First Bank) and The Bank of Fairfield, which were subsequently merged and rebranded as “Bankwell Bank”. It was chartered with a commitment to building the premier community bank in the market we serve. We began operations in April 2002 with an initial capitalization of $8.6 million. On November 5, 2013, we acquired The Wilton Bank, and it was merged into Bankwell Bank. On October 1, 2014, we acquired Quinnipiac Bank and Trust Company and it was merged into Bankwell Bank.

With the efforts of our strong management team, we continued our growth and maintained a strong track record of performance. From December 31, 2009 through December 31, 2014, our total assets grew from $328.2 million to approximately $1.1 billion; our loans outstanding grew from $252.8 million to approximately $916.0 million and our noninterest bearing deposits grew from $42.9 million to approximately $166.0 million. We believe this growth was driven by our ability to provide superior service to our customers and our financial stability. This loan growth was achieved while maintaining our focus on our strong underwriting standards, which has been reflected in our low net charge-off levels.

Business Strategy

We are focused on becoming the “Hometown” bank and banking provider of choice in our highly attractive market area through:

●
Responsive, Customer-Centric Products and Services and a Community Focus. We offer a broad array of products and services which we customize to allow us to focus on building long-term relationships with our customers through high-quality, responsive and personal customer service. By focusing on the entire customer relationship, we build the trust of our customers which leads to long-term relationships and generates our organic growth. In addition, we are committed to meeting the needs of the communities that we serve. Our employees are involved in many civic and community organizations which we support through sponsorships. As a result, customers and potential customers within our market know about us and frequently interact with our employees which allows us to develop long-term customer relationships without extensive advertising.

●
Strategic Acquisitions. To complement our organic growth, we focus on strategic acquisitions in or around our existing markets that further our objectives. We believe there are many banking institutions that continue to face credit challenges, capital constraints and liquidity issues and that lack the scale and management expertise to manage the increasing regulatory burden and will likely need to partner with an institution like ours. On March 31, 2014, we entered into a merger agreement with Quinnipiac. Quinnipiac had one branch located in Hamden, Connecticut and a second branch in the neighboring town of North Haven. The transaction closed on October 1, 2014 and Quinnipiac merged with and into Bankwell Bank. As we evaluate potential acquisitions, we will continue to seek acquisitions that provide meaningful financial benefits, long-term organic growth opportunities and expense reductions, without compromising our risk profile.

●
Utilization of Efficient and Scalable Infrastructure. We employ a systematic and calculated approach to increasing our profitability and improving our efficiencies. We recently upgraded our operating infrastructure particularly in the areas of technology, data processing, compliance and personnel. We believe that our scalable infrastructure provides us with an efficient operating platform from which to grow in the near term, and without incurring significant incremental noninterest expenses, while continuing to deliver our high-quality, responsive customer service, which will enhance our ability to grow and increase our returns.

●
Disciplined Focus on Risk Management. Effective risk management is a key component of our strong corporate culture. We use our strong risk management infrastructure to monitor our existing loan and investment securities portfolios, support operational decision-making and improve our ability to generate earning assets with strong credit quality. To maintain our strong credit quality, we use a comprehensive underwriting process and we seek to maintain a diversified loan portfolio and a conservative investment securities portfolio. Board-approved policies contain approval authorities, as appropriate, and are reviewed at least annually. We have a Risk Management Steering Committee comprised of executive officers who oversee new business initiatives and other activities that warrant oversight of risk and related mitigants. Internal review procedures are performed regarding anti-money laundering and consumer compliance requirements. Our Chief Risk Officer reports directly to the Chair of our Audit Committee.

Our Competitive Strengths

We believe that we are especially well-positioned to create value for our shareholders as a result of the following competitive strengths:

●
Our Market. Our current market has been defined as the greater Fairfield County area, which is part of the second most affluent metropolitan statistical area in the United States, the Bridgeport-Stamford-Norwalk, Connecticut MSA, according to the U.S. Department of Commerce. In addition, our current market has expanded to New Haven County Connecticut with the acquisition of Quinnipiac. The Stamford market area includes numerous affluent suburban communities of professionals who work and commute into New York City, approximately 50 miles from our headquarters, and many small to mid-sized businesses which support these communities. Fairfield County is the wealthiest county in Connecticut, with a 2009 – 2013 median household income of $82,283 according to estimates from United States Census Bureau. We believe that this market has economic and competitive dynamics that are favorable to executing our growth strategy.

●
Experienced and Respected Management Team with a Proven and Successful Track Record. Our executive management team, is comprised of seasoned professionals with significant banking experience, a history of high performance at local financial institutions and success in identifying, acquiring and integrating financial institutions. Our senior management team includes Christopher Gruseke, Chief Executive Officer (since February 2015) Heidi S. DeWyngaert, Executive Vice President, Chief Lending Officer (ten years with us), Ernest J. Verrico, Sr., Executive Vice President, Chief Financial Officer (five years with us), Gail E.D. Brathwaite, Executive Vice President, Chief Operating Officer (two years with us), Diane Knetzger, Senior Vice President, Director of Marketing (ten years with us), Christine A. Chivily, Senior Vice President and Chief Credit Officer (two years with us) and Michele Johnson, Senior Vice President and Chief Risk Officer (six years with us).

●
Dedicated Board of Directors with Strong Community Involvement. Our board of directors is comprised of a group of local business leaders who understand the need for strong community banks that focus on serving the financial needs of their customers. One of our directors, Frederick R. Afragola was instrumental in our organization and growth. Mr. Afragola was the Chief Executive Officer and President of The Bank of New Canaan from its opening in 2002 until his retirement in 2008 and played an integral role in building our foundation and guiding our growth. The interests of our executive management team and directors are aligned with those of our shareholders through common stock ownership. By capitalizing on the close community ties and business relationships of our executive management team and directors, we are positioned to continue taking advantage of the market opportunity present in our primary market.

●
Strong Capital Position. At December 31, 2014, we had a 10.47% tangible common equity ratio, and the Bank had a 11.12% tier 1 leverage ratio and a 12.47% tier 1 risk-based ratio. Our ability to attract capital has facilitated our growth and is an integral component to the execution of our business plan.

●
Scalable Operating Platform. We provide banking technology, including remote deposit capture, internet banking and mobile banking, to provide our customers with maximum flexibility and create a scalable platform to accommodate our future growth aspirations. We believe that our advanced technology combined with responsive and personal service provides our customers with a superior banking experience.

Employees

At December 31, 2014, we had a total of 123 full-time employees, 6 part-time employees and 1 temporary employee. None of our employees is subject to a collective bargaining agreement.

Company Website and Availability of Securities and Exchange Commission Filings

Information regarding the Company is available through the Investor Relations tab at mybankwell.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge at sec.gov and at mybankwell.com under the Investor Relations tab. Information on the website is not incorporated by reference and is not a part of this annual report on Form 10-K.

Competition

The financial services industry in our market and the surrounding area is highly competitive. We compete with commercial banks, savings banks, savings associations, money market funds, mortgage brokers, finance companies, credit unions, insurance companies, investment firms and private lenders in various segments of our business. Many of these competitors have more assets, capital and lending limits, and resources than we do and may be able to conduct more intensive and broader based promotional efforts to reach both commercial and individual customers. Competition for deposit products can depend heavily on pricing because of the ease with which customers can transfer deposits from one institution to another.

We focus our marketing efforts on small to medium-sized businesses, professionals and individuals and their employees. This focus includes retail, service, wholesale distribution, manufacturing and international businesses. We attract these customers based on relationships and contacts that our management and our board of directors have within and beyond the market area. We do not expect to compete with large institutions for the primary banking relationships of large corporations. Rather, we compete for niches in this business segment and for the consumer business of employees of such entities. Many of our larger commercial bank competitors have greater name recognition and offer certain services that we do not. However, we believe that our presence in our primary market area and focus on providing superior service to professionals at small to medium sized businesses and individual employees of such businesses are instrumental to our success.

We emphasize personalized banking services and the advantage of local decision-making in our banking businesses, and this emphasis has been well received by the public in our market area. We derive a majority of our business from our local market area which includes its primary market area of Fairfield and New Haven Counties.

Lending Activities

General. Our primary lending focus is to serve commercial and middle-market businesses and their executives, high net worth individuals, not-for-profit organizations and consumers with a variety of financial products and services, while maintaining strong and disciplined credit policies and procedures. We offer a full array of commercial and retail lending products to serve the needs of our customers. Commercial lending products include owner-occupied commercial real estate loans, commercial real estate investment loans, commercial loans (such as business term loans, equipment financing and lines of credit) to small and mid-sized businesses and real estate construction and development loans. Retail lending products include residential mortgage loans, home equity lines of credit and consumer installment loans. Our retail lending products are offered to the community in general and as an accommodation to our commercial customers, and their executives and employees. We focus our lending activities on loans that we originate from borrowers located in our market. We have established an informal, internal lending limit of $25MM to one borrower/relationship subject to the statutory maximum of 15% of our unimpaired capital and reserves for loan loss and up to 50% for commercial real estate-secured loans.

We market our lending products and services to qualified borrowers through conveniently located banking offices, relationship networks and high touch personal service. We target our business development and marketing strategy primarily on small to medium businesses with between $2 million and $30 million in annual revenue. Our relationship managers actively solicit the business of companies entering our market areas as well as long-standing businesses operating in the communities we serve. We seek to attract new lending customers through professional service, relationship networks, competitive pricing and innovative structure, including the utilization of federal and state tax incentives. We pride ourselves on smart, efficient underwriting and timely decision making for new loan requests due to our leaner approval structure and local decision-making. We believe this gives us a competitive advantage over larger institutions that are not as nimble.

Total loans before deferred loan fees and the allowance for loan losses were $929.8 million at December 31, 2014. Since December 31, 2010, total loans have increased $641.4 million from $288.4 million, reflecting expansion of our branch network, including $108.3 million of acquired loans from The Wilton Bank and Quinnipiac Bank and Trust Company. The following table summarizes the composition of our loan portfolio for the dates indicated.

	At December 31,
	2014		2013		2012
		Percent of		Percent of		Percent of
		Loan		Loan		Loan
(In thousands)	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio

Real estate loans:
Residential	$175,031	18.83%	$155,874	24.66%	$144,288	27.22%
Commercial	521,181	56.06	316,533	50.08	284,763	53.72
Construction	63,229	6.80	51,545	8.16	33,148	6.26
Home equity	18,166	1.95	13,892	2.20	11,030	2.08
	777,607	83.64	537,844	85.10	473,229	89.28

Commercial business	149,259	16.05	93,566	14.80	56,764	10.71
Consumer	2,896	0.31	602	0.10	57	0.01
Total loans	$929,762	100.00%	$632,012	100.00%	$530,050	100.00%

	At December 31,
	2011		2010
		Percent of		Percent of
		Loan		Loan
(In thousands)	Amount	Portfolio	Amount	Portfolio

Real estate loans:
Residential	$104,754	28.37%	$104,053	36.08%
Commercial	173,951	47.10	111,271	38.58
Construction	40,422	10.95	38,072	13.20
Home equity	14,815	4.01	16,657	5.77
	333,942	90.43	270,053	93.63

Commercial business	35,041	9.49	17,713	6.14
Consumer	311	0.08	659	0.23
Total loans	$369,294	100.00%	$288,425	100.00%

Commercial loans. We offer a wide range of commercial loans, including business term loans, equipment financing and lines of credit to small and midsized businesses. Our target commercial loan market is retail and professional establishments and small- to medium-sized businesses. The terms of these loans vary by purpose and by type of underlying collateral. The commercial loans primarily are underwritten on the basis of the borrower’s ability to service the loan from cash flow. We make equipment loans with conservative margins generally for a term of ten years or less, supported by the useful life of the equipment, at fixed or variable rates, with the loan fully amortizing over the term. Loans to support working capital typically have terms not exceeding one year and usually are secured by accounts receivable, inventory and personal guarantees of the principals of the business and often by the commercial real estate of the borrower. For loans secured by accounts receivable or inventory, principal typically is repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is typically due at maturity. The quality of the commercial borrower’s management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower’s creditworthiness. Risks associated with our commercial loan portfolio include those related to the strength of the borrower’s business, which may be affected not only by local, regional and national market conditions, but also changes in the borrower’s management and other factors beyond the borrower’s control; those related to fluctuations in value of any collateral securing the loan; and those related to terms of the commercial loan, which may include balloon payments that must be refinanced or paid off at the end of the term of the loan. Our commercial loan portfolio presents a higher risk profile than our consumer real estate and consumer loan portfolios.

Commercial real estate loans. We offer real estate loans for commercial property that is owner-occupied as well as commercial property owned by real estate investors. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are also included in this category of loan. Commercial real estate loan terms generally are limited to ten years or less, although payments may be structured on a longer amortization basis of 20 to 25 years. The interest rates on our commercial real estate loans may be fixed or adjustable, although rates typically are not fixed for a period exceeding five to ten years. We generally charge an origination fee for our services. We typically require personal guarantees from the principal owners of the business or real estate supported by a review of the principal owners’ personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, the overall strength of the economy, new job creation trends, tenant vacancy rates, environmental contamination, and the quality of the borrower’s management. We make efforts to limit our risk by analyzing borrowers’ cash flow and collateral value as well as all of the sponsors’ investment activities. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as owner-occupied offices/warehouses/production facilities, office buildings, industrial, mixed-use residential/commercial, retail centers and multifamily properties. Our commercial real estate loan portfolio presents a higher risk profile than our consumer real estate and consumer loan portfolios.

Construction loans. Our construction portfolio includes loans to small and midsized businesses to construct owner-user properties, loans to developers of commercial real estate investment properties and residential developments and, to a lesser extent, loans to individual clients for construction of single family homes in our market. Construction and development loans are generally made with a term of one to two years and interest is paid monthly. The ratio of the loan principal to the value of the collateral, as established by independent appraisal, typically will not exceed industry standards. Loan proceeds are disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector. Risks associated with construction loans include fluctuations in the value of real estate, project completion risk and change in market trends. We are also exposed to risk based on the ability of the construction loan borrower to refinance the debt or sell the property upon completion of the project, which may be affected by changes in market trends since the time that we funded the construction loan.

Consumer real estate loans. We offer first lien one-to-four family mortgage loans, as well as home equity lines of credit, in each case primarily on owner-occupied primary residences. We also originate for resale one-to-four family mortgage loans, which are classified as loans held for sale until sold to investors. Although our consumer real estate loan portfolio presents lower levels of risk than our commercial, commercial real estate and construction loan portfolios, we are exposed to risk based on fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrower’s financial condition, which could be affected by numerous factors, including divorce, job loss, illness or other personal hardship.

Consumer loans. We offer consumer loans as an accommodation to our existing customers, but do not market consumer loans to persons who do not have a pre-existing relationship with us. As of December 31, 2014, our consumer loans represented less than 1% of our total loan portfolio. We do not expect our consumer loans to become a material component of our loan portfolio at any time in the foreseeable future. Although we do not engage in any material amount of consumer lending, our consumer loans, which are underwritten primarily based on the borrower’s financial condition and, in many cases, are unsecured credits, subject us to risk based on changes in the borrower’s financial condition, which could be affected by numerous factors, including those discussed above.

Credit Policy and Procedures

General. We adhere to what we believe are disciplined underwriting standards, but also remain cognizant of the need to serve the credit needs of customers in our primary market areas by offering flexible loan solutions in a responsive and timely manner. We also seek to maintain a broadly diversified loan portfolio across customer, product and industry types. However, our lending policies do not provide for any loans that are highly speculative, subprime, or that have high loan-to-value ratios. These components, together with active credit management, are the foundation of our credit culture, which we believe is critical to enhancing the long term value of our organization to our customers, employees, shareholders and communities.

We have a service-driven, relationship-based, business-focused credit culture, rather than a price-driven, transaction-based culture. Accordingly, substantially all of our loans are made to borrowers located or operating in our primary market with whom we have ongoing relationships across various product lines. The limited number of loans secured by properties located in out-of-market areas that we have made are generally to borrowers who are well-known to us. These borrowers typically have strong deposit relationships with the Bank.

Credit concentrations. In connection with the management of our credit portfolio, we actively manage the composition of our loan portfolio, including credit concentrations. We monitor borrower and loan product concentrations on at least a quarterly basis. Loan product concentrations are reviewed annually in conjunction with the portfolio’s credit quality and the business plan for the coming year. All concentrations are monitored by our Chief Credit Officer and our Loan Committee. We have also established an informal, internal lending limit of $25MM to one borrower/relationship subject to the statutory maximum of 15% of our unimpaired capital and reserves for loan loss and up to 50% for commercial real estate-secured loans. Our top 20 borrowing relationships range in exposure from $7.3 million to $27.7 million and are monitored on an on-going basis.

Loan approval process. We seek to achieve an appropriate balance between prudent, disciplined underwriting, on the one hand, and flexibility in our decision-making and responsiveness to our customers, on the other hand. Our credit approval policies have a tiered approval process, with larger exposures referred to the Bank’s internal loan committee and the Board Loan Committee, as appropriate, based on the size of the loan. Smaller exposures are approved under a three-signature system. Loans with policy exceptions require the next higher level of approval authority, the highest of which is the Loan Committee, depending on dollar amount. These authorities are periodically reviewed and updated by our board of directors. We believe that our credit approval process provides for thorough underwriting and efficient decision making.

Credit risk management. Credit risk management involves a partnership between our relationship managers and our credit approval, credit administration and collections personnel. Portfolio monitoring and early problem recognition are an important aspect of maintaining our high credit quality standards. Past due reports are reviewed daily, as well as insurance and tax payment monitoring. Our evaluation and compensation program for our relationship managers includes significant goals that we believe motivate the relationship managers to focus on high quality credit consistent with our strategic focus on asset quality.

It is our policy to review all amortizing commercial loans in excess of $300 thousand on an annual basis, or more frequently through the receipt of interim financial statements and borrowing base certificates. Our policies require rapid notification of delinquency and prompt initiation of collection actions. Relationship managers, credit administration personnel and senior management proactively support collection activities in order to maximize accountability and efficiency.

As part of these annual review procedures, we analyze recent financial statements of the collateral property, business and/or borrower to determine the current level of occupancy, revenues and expenses and to investigate any deterioration in the value of the real estate collateral or in the borrower’s or Company’s financial condition. Upon completion, we update the risk rating grade assigned to each loan. Relationship managers are encouraged to bring potential credit issues to the attention of our Chief Credit Officer immediately upon any sign of deterioration in the performance of the borrower. We maintain a list of loans that receive additional attention if we believe there may be a potential credit risk via our Watch List report.

Loans that are downgraded are reviewed by our Chief Credit Officer, while classified loans undergo a detailed quarterly analysis prepared by the lending officer and reviewed by management and our internal loan committee. This review includes an evaluation of the market conditions, the property’s or company’s trends, the borrower and guarantor status, the level of reserves required and loan accrual status. Additionally, we have an independent, third-party review performed on our loan grades and our credit administration functions each year. Finally, we perform an annual stress test of our commercial real estate portfolio, in which we evaluate the impact on the portfolio of declining economic conditions, including lower values and decline in net operating income which may result from lower rental rates, lower occupancy rates and higher interest rates. Management reviews these reports and presents them to our Loan Committee. These asset review procedures provide management with additional information for assessing our asset quality.

Investment Activities

We manage our investment portfolio primarily for liquidity purposes, with a secondary focus on returns through the use of a liquidity portfolio and an earnings portfolio. Our liquidity portfolio’s primary purpose is to provide adequate liquidity necessary to meet any reasonable decline in deposits and any anticipated increase in the loan portfolio. The majority of these securities are classified as available-for-sale. Our earnings portfolio’s primary purpose is to generate earnings adequate to provide and contribute to stable income and to generate a profitable return while minimizing risk. Additionally, our investment portfolio is used to provide adequate collateral for various regulatory or statutory requirements and to manage our interest rate risk. We invest in a variety of high-grade securities, including government agency securities, government guaranteed mortgage backed securities, highly rated corporate bonds and municipal securities. We regularly evaluate the composition of our portfolio as changes occur with respect to the interest rate yield curve. Although we may sell investment securities from time to time to take advantage of changes in interest rate spreads, it is our policy not to sell investment securities unless we can reinvest the proceeds at a similar or higher spread, so as not to take gains to the detriment of future income.

The investment policy is reviewed annually by our board of directors. Overall investment goals are established by our board of directors, Chief Financial Officer and our asset/liability management committee, or ALCO. Our board of directors has delegated the responsibility of monitoring our investment activities to ALCO. Day-to-day activities pertaining to the investment portfolio are conducted within our accounting department under the supervision of our Chief Financial Officer.

Deposits

Deposits are our primary source of funds to support our earning assets. We offer traditional depository products, including checking, savings, money market and certificates of deposit with a variety of rates. Deposits at the Bank are insured by the FDIC up to statutory limits. We price our deposit products with a view to maximizing our share of each customer’s financial services business, and our loan pricing gives value to deposits from our loan customers.

We have built out a network of eight deposit-taking branch offices and attracted significant transaction account business through our relationship-based approach. As a result of our significant deposit growth in transaction accounts, which we define as demand, NOW and money market deposits, we have achieved a favorable deposit mix between transaction accounts and certificates of deposit.

Borrowed Funds

The Bank is a member of the Federal Home Loan Bank of Boston (FHLBB), which is part of a twelve district Federal Home Loan Bank System. Members are required to own capital stock of the FHLBB, and borrowings are collateralized by qualifying assets not otherwise pledged (principally single-family residential mortgage loans and securities). The maximum amount of credit that the FHLBB will extend varies from time to time, depending on its policies and the amount of qualifying collateral the member can pledge. We utilize advances from the FHLBB as part of our overall funding strategy and to meet short-term liquidity needs

Investment Services

On October 15, 2013, we launched Bankwell Investment Services, which provides a range of services, including, but not limited to: 401k rollover planning, retirement planning, asset allocation planning, financial planning, business planning, estate planning, mutual funds, fixed and variable annuities, exchange traded funds, separate managed accounts, stocks and bonds, traditional and Roth IRAs and brokerage certificates of deposits. These services are handled through Kingston Wealth Management Group and Investacorp, Inc. and are not obligations of Bankwell and are not endorsed nor recommended by us. We earn a fixed percentage of the revenue generated on products sold through Kingston Wealth Management Group and Investacorp, Inc., net of commissions paid to the financial advisors. These products and services are not savings accounts, deposits, or other obligations of the Bank and are not insured or guaranteed by the FDIC or any other governmental agency.

Small Business Lending Fund Program

Since 2011, we have participated in the Small Business Lending Fund program, or SBLF, offered by the United States Department of the Treasury, a dedicated investment fund designed to encourage lending to small businesses by providing capital to qualified community banks and community development loan funds with assets of less than $10 billion. In connection with SBLF, the Treasury purchased shares of our preferred stock on August 4, 2011 for an aggregate purchase price of approximately $11.0 million. We used the proceeds from the SBLF funding to repurchase the preferred stock issued by us to the Treasury in connection with its Capital Purchase Program, as well as to provide additional capital to the Bank, allowing the Bank to expand its small business lending programs. In a recent report, the U.S. Treasury Department ranked Bankwell Financial Group first in the nation for growth in qualified small business lending in its Small Business Lending Fund at June 30, 2014. As a result of our success in making loans through the program, we were allowed to pay dividends at a 1% interest rate. The SBLF funds must be repaid by February 4, 2016 or the interest rate on the preferred stock will automatically increase to 9% per year.

Enterprise Risk Management

We place significant emphasis on risk mitigation as an integral component of our organizational culture. We believe that our emphasis on risk management is manifested in our solid asset quality statistics. Risk management with respect to our lending philosophy focuses, among other things, on structuring credits to provide for multiple sources of repayment, coupled with strong underwriting undertaken by experienced bank officers and credit policy personnel. We perform quarterly loan impairment analyses on criticized loans and criticized asset action plans for those borrowers who display deteriorating financial conditions in order to monitor those relationships and implement corrective measures on a timely basis to minimize losses. In addition, we perform an annual stress test of our commercial real estate portfolio, in which we evaluate the impact on the portfolio of declining property values and lower net operating incomes as a result of economic conditions, including lower rental rates and lower occupancy rates. The stress test focuses only on the cash flow and valuation of the properties and ignores the liquidity, net worth and cash flow of any guarantors related to the credits.

We also focus on risk management in other areas throughout our organization. The Chief Risk Officer oversees the Risk Management function and chairs a Risk Management Steering Committee. We currently outsource our asset/liability management process to a reputable third party, and on a quarterly basis, we run the full interest rate risk model. Results of the model are reviewed and validated by our ALCO. Additionally, we are in the process of developing our regulatory compliance and internal control procedures in accordance with FDICIA requirements.

Supervision and Regulation

General

The Bank, a Connecticut state-chartered commercial bank, is subject to extensive regulation by the Connecticut Department of Banking, as its chartering agency, and by the FDIC, as its deposit insurer. The Bank’s deposits are insured up to applicable limits by the FDIC through the Deposit Insurance Fund. The Bank is required to file reports with, and is periodically examined by, the FDIC and the Connecticut Department of Banking concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other financial institutions.

The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. This scheme is intended primarily for the protection of the Deposit Insurance Fund and bank depositors, rather than our shareholders and creditors. The banking agencies have broad enforcement power over bank holding companies and banks, including the authority, among other things, to enjoin “unsafe or unsound” practices, require affirmative action to correct any violation or practice, issue administrative orders that can be judicially enforced, direct increases in capital, direct the sale of subsidiaries or other assets, limit dividends and distributions, restrict growth, assess civil money penalties, remove officers and directors, and, with respect to banks, terminate deposit insurance or place the bank into conservatorship or receivership. In general, these enforcement actions may be initiated for violations of laws and regulations or unsafe or unsound practices.

The following discussion is a summary of the material laws and regulations applicable to our operations, but does not purport to be a complete summary of all applicable laws, rules and regulations. These laws and regulations may change from time to time and the regulatory agencies often have broad discretion in interpreting them. Any change in such laws or regulations, whether by the Connecticut Department of Banking, the FDIC or the Federal Reserve Board could have a material adverse impact on the financial markets in general, and our operations and activities, financial condition, results of operations, growth plans and future prospects specifically.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act has significantly changed the current bank regulatory structure and will affect into the immediate future the lending and investment activities and general operations of depository institutions and their holding companies.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with extensive powers to implement and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings associations including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings associations with more than $10 billion in assets. Banks and savings associations with $10 billion or less in assets will continue to be examined for compliance with federal consumer protection and fair lending laws by their applicable primary federal bank regulators. The Dodd-Frank Act also weakens the federal preemption available for national banks and federal savings associations and gives state attorneys general certain authority to enforce applicable federal consumer protection laws.

The Dodd-Frank Act made many other changes to banking regulation including authorizing depository institutions, for the first time, to pay interest on business checking accounts, requiring originators of securitized loans to retain a percentage of the risk for transferred loans, establishing regulatory rate-setting for certain debit card interchange fees, establishing a number of reforms for mortgage originations, requiring bank holding companies and banks to be “well capitalized” and “well managed” in order to acquire banks located outside of their home state, requiring any bank holding company electing to be treated as a financial holding company to be “well capitalized” and “well managed” and authorizing national and state banks to establish de novo branches in any state that would permit a bank chartered in that state to open a branch at that location.

The Dodd-Frank Act also broadened the base for the FDIC insurance assessments. The FDIC was required to promulgate rules revising its assessment system so that insurance assessments are based on the average consolidated total assets less tangible equity capital of an insured depository institution instead of deposits. That rule took effect April 1, 2011. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008.

The Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the SEC to promulgate rules that would allow shareholders to nominate and solicit votes for their own candidates using a company’s proxy materials.

Many of the provisions of the Dodd-Frank Act are not yet effective, and the Dodd-Frank Act requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. It is therefore challenging to predict at this time what impact the Dodd-Frank Act and implementing regulations will have on community banks and their holding companies. Although the substance and scope of many of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the Consumer Financial Protection Bureau, may increase our operating and compliance costs.

Connecticut Banking Laws and Supervision

Connecticut Department of Banking. The Connecticut Department of Banking regulates internal organization as well as the deposit, lending and investment activities of state-chartered banks, including the Bank. The approval of the Connecticut Department of Banking is required for, among other things, the establishment of branch offices and business combination transactions. The Connecticut Department of Banking conducts periodic examinations of Connecticut chartered banks. The FDIC also regulates many of the areas regulated by the Connecticut Department of Banking, and federal law may limit some of the authority provided to Connecticut chartered banks by Connecticut law.

Lending Activities. Connecticut banking laws grant banks broad lending authority. With certain limited exceptions, fully secured and unsecured loans of any one obligor under this statutory authority may not exceed 10% and 15%, respectively, of a bank’s equity capital and allowance for loan losses.

Dividends. The Bank may pay cash dividends out of its net profits. For purposes of this restriction, “net profits” represents the remainder of all earnings from current operations. Further, the total amount of all dividends declared by a bank in any year may not exceed the sum of a bank’s net profits for the year in question combined with its retained net profits from the preceding two years. Federal law also prevents an institution from paying dividends or making other capital distributions that, if by doing so, would cause it to become “undercapitalized”. The FDIC may further limit a bank’s ability to pay dividends. Moreover, the federal agencies have issued policy statements that provide that insured banks should generally only pay dividends out of current operating earnings.

Powers. Connecticut law permits Connecticut banks to sell insurance and fixed and variable rate annuities if licensed to do so by the Connecticut Insurance Department. With the prior approval of the Connecticut Department of Banking, Connecticut banks are also authorized to engage in a broad range of activities related to the business of banking, or that are financial in nature or that are permitted under the Bank Holding Company Act or the Home Owners’ Loan Act, both federal statutes, or the regulations promulgated as a result of these statutes. Connecticut banks are also authorized to engage in any activity permitted for a national bank or a federal savings association upon filing notice with the Connecticut Department of Banking unless the Connecticut Department of Banking disapproves the activity.

Assessments. Connecticut banks are required to pay annual assessments to the Connecticut Department of Banking to fund the Connecticut Department of Banking’s operations. The general assessments are paid pro-rata based upon a bank’s asset size.

Enforcement. Under Connecticut law, the Connecticut Department of Banking has extensive enforcement authority over Connecticut banks and, under certain circumstances, affiliated parties, insiders, and agents. The Connecticut Department of Banking’s enforcement authority includes cease and desist orders, fines, receivership, conservatorship, removal of officers and directors, emergency closures, dissolution and liquidation.

Federal Bank Holding Company Regulation

General. As a bank holding company, we are subject to comprehensive regulation and regular examinations by the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a bank holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

Under Federal Reserve Board policy which has been codified by the Dodd-Frank Act, a bank holding company must serve as a source of strength for its subsidiary bank. Under this policy, the Federal Reserve Board may require, and has required in the past, a bank holding company to contribute additional capital to an undercapitalized subsidiary bank. A bank holding company must obtain Federal Reserve Board approval before: (1) acquiring, directly or indirectly, ownership or control of any voting securities of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such securities (unless it already owns or controls the majority of such securities); (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. Under Connecticut banking law, no person may acquire beneficial ownership of more than 10% of any class of voting securities of a Connecticut chartered bank, or any bank holding company of such a bank, without prior notification of, and lack of disapproval by, the Connecticut Department of Banking.

The Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the Federal Reserve Board includes, among other things: (1) operating a savings institution, mortgage company, finance company, credit card company or factoring company; (2) performing certain data processing operations; (3) providing certain investment and financial advice; (4) underwriting and acting as an insurance agent for certain types of credit-related insurance; (5) leasing property on a full-payout, non-operating basis; (6) selling money orders, travelers’ checks and United States savings bonds; (7) real estate and personal property appraising; (8) providing tax planning and preparation services; (9) financing and investing in certain community development activities; and (10) subject to certain limitations, providing securities brokerage services for customers.

Dividends. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the Bank Holding Company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the Bank Holding Company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends.

Substantially all of our income is derived from, and the principal source of our liquidity is, dividends from the Bank. The ability of the Bank to pay dividends to us is also restricted by federal and state laws, regulations and policies. The Bank may pay cash dividends out of its net profits. For purposes of this restriction, “net profits” represents the remainder of all earnings from current operations. Further, the total amount of all dividends declared by a bank in any year may not exceed the sum of a bank’s net profits for the past two fiscal years, plus the portion of the year in which the dividend is paid.

Under federal law, the Bank may not pay any dividend to us if the Bank is undercapitalized or the payment of the dividend would cause it to become undercapitalized. The FDIC may further restrict the payment of dividends by requiring the Bank to maintain a higher level of capital than would otherwise be required for it to be adequately capitalized for regulatory purposes. Moreover, if, in the opinion of the FDIC, the Bank is engaged in an unsafe or unsound practice (which could include the payment of dividends), the FDIC may require, generally after notice and hearing, it to cease such practice. The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe banking practice. The FDIC has also issued policy statements providing that insured depository institutions generally should pay dividends only out of current operating earnings.

Redemption. Bank holding companies are required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the consolidated net worth of the Bank Holding Company. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve Board order or any condition imposed by, or written agreement with, the Federal Reserve Board. This notification requirement does not apply to any bank holding company that meets the well capitalized standard for commercial banks, is “well managed” within the meaning of the Federal Reserve Board regulations and is not subject to any unresolved supervisory issues.

Federal Bank Regulation

Safety and Soundness. The federal banking agencies, including the FDIC, have implemented rules and guidelines concerning standards for safety and soundness required pursuant to Section 39 of the Federal Deposit Insurance Corporation Improvement Act, or FDICIA. In general, the standards relate to (1) operational and managerial matters; (2) asset quality and earnings; and (3) compensation. The operational and managerial standards cover (a) internal controls and information systems, (b) internal audit systems, (c) loan documentation, (d) credit underwriting, (e) interest rate exposure, (f) asset growth, and (g) compensation, fees and benefits. Under the asset quality and earnings standards, the Bank is required to establish and maintain systems to (i) identify problem assets and prevent deterioration in those assets, and (ii) evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital reserves. Finally, the compensation standard states that compensation will be considered excessive if it is unreasonable or disproportionate to the services actually performed by the individual being compensated. If an insured state-chartered bank fails to meet any of the standards promulgated by regulation, then such institution will be required to submit a plan within 30 days to the FDIC specifying the steps it will take to correct the deficiency. In the event that an insured state-chartered bank fails to submit or fails in any material respect to implement a compliance plan within the time allowed by the federal banking agency, Section 39 of the FDICIA provides that the FDIC must order the institution to correct the deficiency and may (1) restrict asset growth; (2) require the bank to increase its ratio of tangible equity to assets; (3) restrict the rates of interest that the bank may pay; or (4) take any other action that would better carry out the purpose of prompt corrective action. We believe that the Bank has been and will continue to be in compliance with each of the standards as they have been adopted by the FDICIA.

Capital Requirements. The Federal Reserve Board monitors our capital adequacy, on a consolidated basis, and the FDIC and Connecticut Department of Banking monitor the capital adequacy of the Bank.

FDIC and Federal Reserve regulations currently require banks and bank holding companies generally to maintain three minimum capital standards: (1) a Tier I capital to adjusted total assets ratio, or Leverage Capital Ratio, of at least 4% (for certain banking organizations, of at least 3%), (2) a Tier I capital to risk-weighted assets ratio, or Tier I Risk-Based Capital Ratio, of at least 4% and (3) a total risk-based capital (Tier I plus Tier 2) to risk-weighted assets ratio, Total Risk-Based Capital Ratio, of at least 8%. Tier I capital is the sum of common shareholders’ equity, qualifying non-cumulative perpetual preferred stock, retained earnings and minority investments in certain subsidiaries, less goodwill and other intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

The FDIC regulations require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of regulatory capital to regulatory risk-weighted assets is referred to as a bank’s risk-based capital ratio. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items (including recourse obligations, direct credit substitutes and residual interests) to five risk-weighted categories ranging from 0% to 200%, with higher levels of capital being required for the categories perceived as representing greater risk. For example, under the FDIC’s risk-weighting system, cash and securities backed by the full faith and credit of the U.S. government are given a 0% risk weight, loans secured by one-to-four family residential properties generally have a 50% risk weight, and commercial loans have a risk weighting of 100%.

State non-member banks such as the Bank, must maintain a minimum ratio of total capital to risk-weighted assets of 8%, of which at least one-half must be Tier I capital. Total capital consists of Tier I capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative perpetual preferred stock, qualifying subordinated debt and certain other capital instruments, and a portion of the net unrealized holding gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier I capital. Banks that engage in specified levels of trading activities are subject to adjustments in their risk based capital calculation to ensure the maintenance of sufficient capital to support market risk.

In July 2013, the Federal Reserve Board promulgated a final rule and the FDIC promulgated an interim final rule implementing Basel III. Basel III is a comprehensive set of reform measures, developed by the Basel Committee on Banking Supervision, to strengthen the regulation, supervision and risk management of the banking sector. These new requirements were effective on January 1, 2015 for us. In general, the new rules revise regulatory capital definitions and minimum ratios, redefine Tier I capital, create a new capital ratio (common equity Tier I risk-based capital ratio), require a capital conservation buffer, revise prompt corrective action thresholds to add a new ratio to these thresholds (discussed in more detail below) and revise risk weighting for certain asset categories and off-balance sheet exposures. Under the new regulations effective January 1, 2015, (1) a new requirement to maintain a ratio of common equity Tier I capital to total risk-based assets of not less than 4.5% will be implemented, (2) the minimum Leverage Capital Ratio for all financial institutions will be at least 4%, (3) the minimum Tier I Risk-Based Capital Ratio has been increased from 4% to 6% and (4) the Total Risk-Based Capital Ratio has been maintained at 8%. In addition, the new regulations impose certain limitations on dividends, share buybacks, discretionary payments on Tier I instruments and discretionary bonuses to executive officers if the organization fails to maintain a capital conservation buffer of common equity Tier I capital in an amount greater than 2.5% of its total risk-weighted assets. When the capital conservation buffer is fully phased-in, institutions will need to hold an additional 2.5% capital over the percentages listed above. The new regulations will be phased in over a period of time. The capital conservation buffer will be phased-in over a five year period with the full 2.5% requirement starting as of January 1, 2019.

Additionally, under the new regulations, the method for calculating the ratios has been revised to generally enhance risk sensitivity as well as provide alternatives to credit ratings for calculating risk-weighted assets.

FDICIA required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. The FDIC, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. As mentioned above, in July 2013, the Federal Reserve Board promulgated a final rule and the FDIC promulgated an interim final rule implementing Basel III, providing revised prompt corrective action ratios effective on January 1, 2015.

Currently, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater, and generally a leverage ratio of 4% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2014, Bankwell was a well-capitalized institution.

Under the new regulations effective on January 1, 2015, certain changes to the prompt corrective action ratios will be implemented, including an increase in the Tier I risk-based capital ratios as follows: “well capitalized” an increase from 6% or greater to 8% or greater, “adequately capitalized” an increase from 4% or greater to 6% or greater, “undercapitalized” an increase from less than 4% to less than 6% and “significantly undercapitalized” an increase from less than 3% to less than 4%. Additionally, an institution’s common equity Tier I risk based capital ratio would be required to be 6.5% or greater to be deemed “well capitalized,” 4.5% or greater to be considered “adequately capitalized,” 4.5% or less to be deemed “undercapitalized,” 3% or less to be deemed “significantly undercapitalized” and equal to or less than 2% to be deemed “critically undercapitalized.” Further, if an institution’s ratio of tangible equity to total assets is equal to or less than 2%, the institution would be deemed “critically undercapitalized”.

“Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan to regulators. A bank’s compliance with such a plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

Liquidity. We are required to maintain a sufficient amount of liquid assets to ensure our safe and sound operation.

The final Basel III framework also requires banks and bank holding companies to measure their liquidity against specific liquidity tests. Although similar in some respects to liquidity measures historically applied by banks and banking agencies for management and supervisory purposes, the Basel III framework would require specific liquidity tests by rule. On November 18, 2014 the Federal Reserve Board, the Federal Deposit Insurance Corporation, and the office of the Comptroller of the Currency proposed clarifications to the revised regulatory capital rules adopted by the agencies in July 2013.

Transactions with Affiliates. Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act, or FRA, and the Federal Reserve Board’s Regulation W. In a holding company context, at a minimum, the parent holding company of a bank and any companies which are controlled by such parent holding company is an affiliate of the bank. Generally, Section 23A limits the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to 10% of such bank’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to 20% of capital stock and surplus. The term “covered transaction” includes, among other things, the making of loans or other extensions of credit to an affiliate and the purchase of assets from an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the bank or its subsidiary as similar transactions with non-affiliates. The Dodd-Frank Act has expanded the definition of covered transactions and increased the timing and other aspects of the collateral requirements associated with covered transactions, including an expansion of the covered transactions to include credit exposures related to derivatives, repurchase agreements and securities lending arrangements and an increase in the amount of time for which collateral requirements regarding covered transactions must be satisfied.

Loans to Insiders. Further, Section 22(h) of the FRA restricts a depository institution with respect to loans to directors, executive officers, and principal shareholders (or insiders). Under Section 22(h), loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the depository institution’s total unimpaired capital and unimpaired surplus. Loans to insiders above specified amounts must receive the prior approval of the board of directors. Further, under Section 22(h), loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the depository institution’s employees and does not give preference to the insider over the employees. Section 22(g) of the FRA places additional limitations on loans to executive officers. In addition to enhancing restrictions on insider transactions, the Dodd-Frank Act increases the types of transactions with insiders subject to restrictions, including certain asset sales with insiders.

Enforcement. The FDIC has extensive enforcement authority over insured banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

The FDIC has authority under federal law to appoint a conservator or receiver for an insured bank under limited circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state nonmember bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” The FDIC may also appoint itself as conservator or receiver for an insured state non-member institution under specific circumstances on the basis of the institution’s financial condition or upon the occurrence of other events, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; and (4) insufficient capital, or the incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

Insurance of Deposit Accounts. Deposit accounts at the Bank are insured by the Deposit Insurance Fund, generally up to a maximum of $250,000 per separately insured depositor, pursuant to changes made permanent by the Dodd-Frank Act. The FDIC assesses insured depository institutions to maintain the Deposit Insurance Fund. No institution may pay a dividend if in default of its deposit insurance assessment.

Under the FDIC’s risk-based assessment system, insured depository institutions are assigned to a risk category based on supervisory evaluations, regulatory capital levels and other factors. A depository institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by the FDIC, with less risky institutions paying lower assessments.

On February 7, 2011, as required by the Dodd-Frank Act, the FDIC published a final rule to revise the deposit insurance assessment system. The rule, which took effect April 1, 2011, changed the assessment base used for calculating deposit insurance assessments from deposits to average consolidated total assets less average tangible equity capital. Since the new base is larger than the previous base, the FDIC also lowered assessment rates so that the rule would not significantly alter the total amount of revenue collected from the industry. The range of adjusted assessment rates is now 2.5 to 45 basis points of the new assessment base. The rule is expected to benefit smaller financial institutions, which typically rely more on deposits for funding, and shift more of the burden for supporting the Deposit Insurance Fund to larger financial institutions, which are thought to have greater access to nondeposit funding.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. In setting the assessments necessary to achieve the 1.35% ratio, the FDIC is supposed to offset the effect of the increased ratio on insured institutions with assets of less than $10 billion. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC. The FDIC has exercised that discretion by establishing a long range fund ratio of 2%.

A material increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that a depository institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

Deposit Operations. In addition to the regulations above, the Bank’s deposit operations are subject to other federal laws applicable to depository accounts, such as the:

●	Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts;

●
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●
Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

●	Rules and regulations of the various federal banking agencies charged with the responsibility of implementing these federal laws.

Federal Reserve System. The Federal Reserve Board regulations require depository institutions to maintain noninterest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts. We are in compliance with these requirements.

Federal Home Loan Bank of Boston (FHLBB). The Bank is a member of the FHLBB, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. The Bank, as a member of the FHLBB, is required to acquire and hold shares of capital stock in the FHLBB.

Community Reinvestment Act (CRA). Under the CRA, as amended by FDIC regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the FDIC, in connection with its examination of a bank, to assess the bank’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such bank, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of a bank’s CRA performance utilizing a four-tiered descriptive rating system. In particular, the system focuses on three tests:

●	A lending test, to evaluate the bank’s record of making loans in its assessment areas;

●	An investment test, to evaluate the bank’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and

●	A service test, to evaluate the bank’s delivery of services through its branches, ATMs, and other offices.

Connecticut has its own statutory counterpart to the CRA which is applicable to the Bank. The Connecticut version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Connecticut law requires the Connecticut Department of Banking to consider, but not be limited to, a bank’s record of performance under Connecticut law in considering any application by the Bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. In our most recent evaluation under Connecticut law both The Bank of New Canaan and The Bank of Fairfield received a CRA rating of “satisfactory”.

Consumer Protection and Fair Lending Regulations. We are subject to a variety of federal and Connecticut statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations.

At the federal level, these laws include, among others, the following:

●	Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

●	Fair Credit Reporting Act of 1978, governing the use of consumer credit reports and the provision of information to credit reporting agencies;

●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

●	Real Estate Settlement Procedures Act, governing closing costs and settlement procedures and disclosures to consumers related thereto;

●	Servicemembers Civil Relief Act of 2004, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

●	Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Additional Considerations

Regulatory Enforcement Authority. Federal banking agencies have substantial enforcement authority over the financial institutions that they regulate including, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Except under certain circumstances, federal law requires public disclosure of final enforcement actions by the federal banking agencies.

Incentive Compensation Guidance. The federal banking agencies have released comprehensive guidance on incentive compensation policies focused on ensuring that financial institutions’ incentive compensation policies do not undermine the safety and soundness of those institutions by encouraging excessive risk taking. The incentive compensation guidance sets expectations for financial institutions concerning their incentive compensation arrangements and related risk-management, control and governance processes. All employees that have the ability to materially affect the risk profile of a financial institution, either individually or as part of a group, are covered by the guidance. The guidance is based upon three core concepts: (1) balanced risk-taking incentives; (2) effective controls and risk management compatibility; and (3) strong corporate governance. Deficiencies in compensation practices that are identified may be incorporated into the institution’s supervisory ratings, which can affect the organization’s ability to take certain actions, including ability to make acquisitions or take other actions. Enforcement actions by the institution’s primary federal banking agency may be initiated if the institution’s incentive compensation programs pose a risk to the safety and soundness of the organization.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 generally established a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors. Among other things, the legislation (1) created the Public Company Accounting Oversight Board, which is empowered to set auditing, quality control and ethics standards, to inspect registered public accounting firms, to conduct investigations and to take disciplinary actions, subject to SEC oversight and review; (2) strengthened auditor independence from corporate management by, among other things, limiting the scope of consulting services that auditors can offer their public company audit clients; (3) heightened the responsibility of public company directors and senior managers for the quality of the financial reporting and disclosure made by their companies; (4) adopted a number of provisions to deter wrongdoing by corporate management; (5) imposed a number of new corporate disclosure requirements; (6) adopted provisions which generally seek to limit and expose to public view possible conflicts of interest affecting securities analysts; and (7) imposed a range of new criminal penalties for fraud and other wrongful acts, as well as extended the period during which certain types of lawsuits can be brought against a company or its insiders. The Sarbanes-Oxley Act applies generally to all companies that file or are required to file periodic reports with the SEC under the Exchange Act.

Financial Modernization. The Gramm-Leach-Bliley Act, or the GLB Act, permits greater affiliation among banks, securities firms, insurance companies, and other companies under a type of financial services company known as a “financial holding company”. A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The GLB also permits the Federal Reserve Board and the Treasury Department to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a “satisfactory” CRA rating. A financial holding company must provide notice to the Federal Reserve Board within 30 days after commencing activities previously determined by statute or by the Federal Reserve Board and Department of the Treasury to be permissible. We have not submitted notice to the Federal Reserve Board of our intent to be deemed a financial holding company. However, we are not precluded from submitting a notice in the future should we wish to engage in activities only permitted to financial holding companies.

Privacy Requirements. Under the Gramm-Leach-Bliley Act, or the GLB Act, all financial institutions are required to establish policies and procedures to restrict the sharing of non-public customer data with non-affiliated parties and to protect customer data from unauthorized access. In addition, the Fair Credit Reporting Act of 1970, or FCRA, includes many provisions concerning national credit reporting standards and permits consumers, including customers of the Bank, to opt out of information-sharing for marketing purposes among affiliated companies. The Fair and Accurate Credit Transactions Act of 2004 amended certain provisions of FCRA and requires banks and other financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The Bank currently has a privacy protection policy in place and believes such policy is in compliance with the regulations.

The Bank Secrecy Act and Related Anti-Money Laundering and Anti-Terrorist Financing Legislation. The Bank Secrecy Act, or the BSA, provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (1) requiring standards for verifying customer identification at account opening; (2) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (3) reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; (4) filing suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations; and (5) requiring enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.

Title III of the USA PATRIOT Act of 2001 amended the BSA and incorporates anti-terrorist financing provisions into the requirements of the BSA and its implementing regulations. Among other things, the USA PATRIOT Act requires all financial institutions, including us, to institute and maintain a risk-based anti-money laundering compliance program that includes a customer identification program, provides for information sharing with law enforcement and between certain financial institutions by means of an exemption from the privacy provisions of the GLB Act, prohibits U.S. banks and broker-dealers from maintaining accounts with foreign “shell” banks, establishes due diligence and enhanced due diligence requirements for certain foreign correspondent banking and foreign private banking accounts and imposes additional record keeping requirements for certain correspondent banking arrangements. The USA PATRIOT Act also grants broad authority to the Secretary of the Treasury to take actions to combat money laundering, and federal bank regulators are required to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve any application submitted by a financial institution.

The Office of Foreign Assets Control, or OFAC, which is a division of the Treasury Department, is responsible for helping to ensure that U.S. entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, the Bank must freeze such account, file a suspicious activity report and notify OFAC. We have established policies and procedures to ensure compliance with the federal anti-laundering provisions.

Proposed Legislation and Regulatory Action. New statutes, regulations and guidance are regularly proposed that contain wide-ranging potential changes to the statutes, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Policies. Our earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the U.S. government and its agencies. The Federal Reserve Board’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board affect the levels of bank loans, investments and deposits through its control over the issuance of U.S. government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Taxation

Federal Taxation

General: We are subject to federal income taxation in the same general manner as other corporations, with limited exceptions. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to us.

Method of Accounting: For Federal income tax purposes, we report income and expenses on the accrual method of accounting and use tax year ending December 31 for filing federal income tax returns.

Alternative Minimum Tax: The Internal Revenue Code of 1986, as amended (the “Code”), imposes an alternative minimum tax (“AMT”) at a rate of 20.0% on a base of regular taxable income plus certain tax preferences which we refer to as “alternative minimum taxable income.” The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90.0% of alternative minimum taxable income. Certain AMT payments may be used as credits against regular tax liabilities in future years. We have not been subject to the AMT and have no such amounts available as credits for carryover.

Net Operating Loss Carryovers: A corporation may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2014, we had $3.2 million of net operating loss carryforwards for federal income tax purposes. The carryovers were transferred to the Company upon the merger with the Wilton Bank.

Corporate Dividends-Received Deduction: The Company may exclude from its income 100.0% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is 80.0% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20.0% of the stock of a corporation distributing a dividend may deduct only 70.0% of dividends received or accrued on their behalf.

The Company and the Bank are not currently under audit with respect to their federal tax returns. In the past five years, an audit of the Company’s 2009 federal tax return was conducted, there were no findings as a result of the audit.

State Taxation

Connecticut

We are subject to the Connecticut corporation business tax. The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (7.5% for the fiscal years ending December 31, 2014 and 2013) to arrive at Connecticut income tax.

The Company and the Bank are not currently under audit with respect to their state tax returns, and their state tax returns have not been audited for the past five years.

Item 1A. Risk Factors

Risks Relating to Our Business

As a business operating in the financial services industry, our business and operations may be adversely affected in numerous and complex ways by weak economic conditions.

Our businesses and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium and long term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries, including uncertainty over the stability of the euro currency, could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment is also characterized by interest rates at historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our investment portfolio. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not be able to adequately measure and limit our credit risk, which could lead to unexpected losses.

The business of lending is inherently risky, including risks that the principal of or interest on any loan will not be repaid timely or at all or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. These risks may be affected by the strength of the borrower’s business sector and local, regional and national market and economic conditions. Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. Finally, many of our loans are made to middle market businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers. A failure to effectively measure and limit the credit risk associated with our loan portfolio could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our allowance for loan losses may not be adequate to absorb losses inherent in our loan portfolio, which could have a material adverse effect on our financial condition and results of operations.

We maintain an allowance for loan losses to provide for nonperforming loans. Maintaining an adequate allowance for loan losses is critical to our financial results and condition. The level of our allowance for loan losses reflects management’s continuing evaluation of general economic  conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, continuing deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. In addition, our regulators, as an integral part of their examination process, review our loans and the adequacy of our allowance for loan losses and may direct us to make additions to our allowance for loan losses based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to our allowance for loan losses, we may need additional provision for loan losses to restore the adequacy of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could have a material adverse effect on our business, financial condition, results of operations and future prospects.

At December 31, 2014, our allowance for loan losses as a percentage of total loans was 1.17% and as a percentage of total non-accrual loans was 323.02%. Although we believe that our allowance for loan losses is adequate to cover known and probable incurred losses included in the portfolio, we cannot assure you that we will not further increase our allowance for loan losses or that our regulators will not require us to increase it. Either of these occurrences could adversely affect our earnings. If delinquencies and defaults increase, we could experience an increase in delinquencies and charge-offs and we may be required to increase our allowance for loan losses, which could materially adversely affect our business, financial condition, results of operations and prospects.

Our concentration of large loans to certain borrowers may increase our credit risk.

Our growth over the last several years has been partially attributable to our ability to originate and retain loans. Many of these loans have been made to a small number of borrowers, resulting in a high concentration of large loans to certain borrowers. We have established an informal, internal lending limit of $25MM to one borrower/relationship subject to the statutory maximum of 15% of our unimpaired capital and reserves for loan loss and up to 50% for commercial real estate-secured loans. However, we may, under certain circumstances, consider going above this internal limit in situations where we are confident that (1) the loan to value ratio, other characteristics or the structure of the loan is such that it is a lower risk than standard, (2) we will be able to sell to another institution some portion of the relationship debt as either a whole loan or participation, (3) there is sufficient diversification in the ownership structure of the proposed borrowing entity that the involvement of one party to whom we have extended other debt will not significantly negatively impact the proposed loan’s performance in a downturn or (4) the proposed loan is secured by particularly strong collateral, for example, a commercial real estate loan secured by strong tenants with long-term leases, thereby reducing the reliance on the principals of the borrowing entity. As of December 31, 2014, our five largest relationships ranged from approximately $14.0 million to $27.7 million, and comprised in the aggregate, approximately 11% of our loan portfolio. In addition to other typical risks related to any loan, such as deterioration of the collateral securing the loans, this high concentration of borrowers presents a risk to our lending operations. If any of one of these borrowers becomes unable to repay their loan obligations for any reason, our nonperforming loans and our allowance for loan losses could increase significantly, which could adversely and materially affect our business, financial condition and results of operations.

Our commercial real estate loan, commercial loan and construction loan portfolios expose us to risks that may be greater than the risks related to our other mortgage loans.

Our loan portfolio includes non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties. As of December 31, 2014, our non-owner-occupied commercial real estate loans totaled $396.2 million, or 43% of our total loan portfolio. There was 1 nonperforming non-owner-occupied commercial real estate loan totaling $3.2 million as of December 31, 2014. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, in addition to the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

These loans expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate. If we foreclose on these loans, our holding period for the collateral typically is longer than for a 1 – 4 family residential property because there are fewer potential purchasers of the collateral. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

Commercial loans are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. In addition, the assets securing the loans have the following characteristics: (a) they depreciate over time, (b) they are difficult to appraise and liquidate, and (c) they fluctuate in value based on the success of the business.

Risk of loss on a construction loan depends largely upon whether our initial estimate of the property’s value at completion of construction equals or exceeds the cost of the property construction (including interest), the availability of permanent takeout financing and the builder’s ability to ultimately sell the property. During the construction phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral.

Our underwriting, review and monitoring cannot eliminate all of the risks related to these loans. Unexpected deterioration in the credit quality of our commercial real estate loan, commercial loan or construction loan portfolios would require us to increase our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition, results of operations and future prospects.

Lack of seasoning of our loan portfolio could increase risk of credit defaults in the future.

As a result of our growth over the past recent years, a large portion of loans in our loan portfolio and of our lending relationships are of relatively recent origin. As of December 31, 2014, we had $719.3 million in commercial loans outstanding. Approximately 93%, or $667.5 million, of these loans, were originated in the last four years. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning”. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because a large portion of our portfolio is relatively new, the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned and may not serve as a reliable basis for predicting the health and nature of our loan portfolio, including net charge-offs and the ratio of nonperforming assets in the future. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of our loan portfolio. If delinquencies and defaults increase, we could experience an increase in delinquencies and charge-offs and we may be required to increase our allowance for loan losses, which could materially adversely affect our business, financial condition, results of operations and prospects.

A prolonged downturn in the real estate market could result in losses and adversely affect our profitability.

As of December 31, 2014, approximately 84% of our loan portfolio was composed of commercial and consumer real estate loans. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. The recent recession has adversely affected real estate market values across the country, and values may continue to decline. A further decline in real estate values could further impair the value of our collateral and our ability to sell the collateral upon any foreclosure, which would likely require us to increase our provision for loan losses. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. If we are required to re-value the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability could be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We are subject to interest rate risk that could negatively impact our profitability.

Our profitability, like that of most financial institutions, depends to a large extent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings. Our interest rate sensitivity profile was liability sensitive as of December 31, 2014, meaning that we estimate our net interest income would decrease more from rising interest rates than from falling interest rates.

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the U.S. Federal Reserve Board, or the Federal Reserve, or the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore net income, could be adversely affected. A continuation of the current levels of historically low interest rates could cause the spread between our loan yields and our deposit rates paid to compress our net interest margin and our net income could be adversely affected. Further, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our business, financial condition, results of operations and future prospects.

In addition, an increase in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations. These circumstances could not only result in increased loan defaults, foreclosures and charge-offs, but also necessitate further increases to our allowance for loan losses, each of which could have a material adverse effect on our business, results of operations, financial condition and future prospects.

Our business is concentrated in Fairfield and New Haven Counties, Connecticut, and we are more sensitive than our more geographically diversified competitors to adverse changes in the local economy.

We conduct substantially all of our operations in Fairfield and New Haven Counties, Connecticut. Substantially all of the real estate loans in our loan portfolio are secured by properties located in Fairfield County and a smaller number in New Haven County and the New York metropolitan area. In addition, as of December 31, 2014, the vast majority of the loans in our loan portfolio (measured by dollar amount) were made to borrowers who live or conduct business in the New York metropolitan area. We compete against a number of financial institutions who maintain significant operations located outside of the New York metropolitan area and outside the State of Connecticut. Accordingly, any regional or local economic downturn, or natural or man-made disaster, that affects Connecticut or the New York metropolitan area or existing or prospective property or borrowers in Connecticut or the New York metropolitan area may affect us and our profitability more significantly and more adversely than our more geographically diversified competitors, which could cause a material adverse effect on our business, financial condition, results of operations and prospects.

Strong competition within our market area could reduce our profits and slow growth.

Competition in the financial services industry in our market and the surrounding area is strong. Numerous commercial banks, savings banks and savings associations maintain offices or are headquartered in or near our primary market area. Commercial banks, savings banks, savings associations, money market funds, mortgage brokers, finance companies, credit unions, insurance companies, investment firms and private lenders compete with us for various segments of our business. These competitors often have far greater resources than we do and are able to conduct more intensive and broader based promotional efforts to reach both commercial and individual customers.

Our ability to compete successfully will depend on a number of factors, including, among other things:

●	Our ability to build and maintain long-term customer relationships while ensuring high ethical standards and safe and sound banking practices;

●	The scope, relevance and pricing of products and services that we offer;

●	Customer satisfaction with our products and personalized services;

●	Industry and general economic trends; and

●	Our ability to keep pace with technological advances and to invest in new technology.

Increased competition could require us to increase the rates we pay on deposits or lower the rates we offer on loans, which could reduce our profitability. We derive a majority of our business from our primary market area, of Fairfield County, Connecticut, which includes the Town of New Canaan and the neighboring communities of Wilton, Stamford, Fairfield, Easton, Weston and Westport as well as New Haven County, Connecticut as a result of the Quinnipiac acquisition. Our failure to compete effectively in our primary market could cause us to lose market share and could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We are a community bank and our ability to maintain our reputation is critical to the success of our business.

We are a community bank, and our reputation is one of the most valuable components of our business. In September 2013, following the merger of The Bank of Fairfield into The Bank of New Canaan, we combined these brands as well as Stamford First Bank under one single name, Bankwell Bank. Although we believe that operating under a single name will help us to achieve operational efficiencies, strengthen our brand and grow our institution, there can be no assurance that this brand change will be successful or that integration of the banks will not compromise customer confidence or provide marketing opportunities for our competitors. We strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially adversely affected.

We may not be able to execute our management team’s growth strategy.

As part of our management team’s growth strategy, we pursue a business plan focused on the development and growth of our franchise in our existing market and surrounding areas. In addition to pursuing organic growth, a significant element of our management team’s strategy will be to acquire other branches, whole financial institutions or related lines of business. We intend to actively seek potential acquisition opportunities. There are numerous risks that may make it difficult for us to execute this growth strategy and we cannot assure you that we will be successful in executing any part of our management team’s strategy or that we will be able to maintain our historical rate of growth. Challenges we will face include obtaining regulatory approvals with respect to acquisitions, assuring that we will not become subject to regulatory actions in the future that could restrict our growth, identifying appropriate targets for acquisitions, negotiating acquisitions on terms that are acceptable to us, and encountering competition for acquisitions from financial institutions and other entities with similar business strategies that have greater financial resources, relevant experience and more personnel than us. Accordingly, there can be no assurance that we will be successful in completing future acquisitions at all or on terms that are acceptable to us. Our ability to grow will be limited if we are unable to successfully make acquisitions in the future.

Some institutions we may acquire may have distressed assets and there can be no assurance that we would be able to realize the value we predict from these assets or that we would make sufficient provision for future losses in the value of, or accurately estimate the future write-downs taken in respect of, these assets.

The decline in home prices in many markets across the United States and weakening general economic conditions may result in increases in delinquencies and losses in the loan portfolios and other assets of financial institutions that we may acquire in amounts that exceed our initial forecasts developed during the due diligence investigation prior to acquiring those institutions. In addition, the allowance for loan losses of institutions we may acquire may prove inadequate or be negatively affected, and asset values may be impaired, in the future due to factors we cannot predict, including significant deterioration in economic conditions and further declines in collateral values and credit quality indicators. Any of these events could adversely affect the financial condition, liquidity, capital position and value of any institutions that we acquire and of the Bank as a whole.

We may not be able to overcome the integration and other risks associated with acquisitions, which could adversely affect our growth and profitability.

We may from time to time consider acquisition opportunities that we believe complement our activities and have the ability to enhance our profitability. In addition to the Wilton Bank and Quinnipiac transactions completed in 2013 and 2014, our acquisition activities could be material to our business and involve a number of risks, including the following:

●
incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business;

●	using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;

●	intense competition from other banking organizations and other inquirers for acquisitions;

●	potential exposure to unknown or contingent liabilities of banks and businesses we acquire;

●	the time and expense required to integrate the operations and personnel of the combined businesses;

●	experiencing higher operating expenses relative to operating income from the new operations;

●	creating an adverse short-term effect on our results of operations;

●	losing key employees and customers as a result of an acquisition that is poorly received;

●	significant problems relating to the conversion of the financial and customer data of the entity;

●
inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the acquisition;

●	diversion of our management’s attention and resources;

●	integration of acquired customers into our financial and customer product systems; or

●	risks of impairment to goodwill or other than temporary impairment.

Depending on the condition of any institution or assets or liabilities that we may acquire, that acquisition may, at least in the near term, adversely affect our capital and earnings and, if not successfully integrated with our organization, may continue to have such effects over a longer period. We may not be successful in overcoming these risks or any other problems encountered in connection with pending or potential acquisitions, and any acquisition we may consider will be subject to prior regulatory approval. Our inability to overcome these risks could have an adverse effect on our profitability, return on equity and return on assets, our ability to implement our business strategy and enhance shareholder value, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and prospects. Further, if we experience difficulties with the integration process, the anticipated benefits of the investment or acquisition transaction may not be realized fully or at all or may take longer to realize than expected. For instance, we do not yet know the full impact of our transactions with the Wilton Bank and Quinnipiac Bank and Trust Company.

As a result of an investment or acquisition transaction, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition and results of operations, which could cause you to lose some or all of your investment.

We must conduct due diligence investigations of target institutions we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target institution with which we combine, this diligence may not reveal all material issues that may affect a particular target institution, and factors outside the control of the target institution and outside of our control may later arise. If, during our diligence process, we fail to identify issues specific to a target institution or the environment in which the target institution operates, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. These charges may also occur if we are not successful in integrating and managing the operations of the target institution with which we combine. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming preexisting debt held by a target institution or by virtue of our obtaining debt financing.

Resources could be expended in considering or evaluating potential acquisitions that are not consummated, which could materially and adversely affect subsequent attempts to locate and acquire or merge with another business.

We anticipate that the process of identifying and investigating institutions for potential acquisitions and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific acquisition transaction, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target institution, we may fail to consummate the transaction for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially and adversely affect subsequent attempts to locate and acquire or merge with another institution.

Our lending limit may restrict our growth and prevent us from effectively implementing our business strategy.

We are limited in the amount we can loan to a single borrower by the amount of our capital. Under Connecticut banking law, the total direct or indirect liabilities of any one obligor that are not fully secured, however incurred, to any Connecticut bank, exclusive of such bank’s investment in the investment securities of such obligor, shall not exceed at the time incurred 15% of the equity capital and reserves for loan and lease losses of such bank. The total direct or indirect liabilities of any one obligor that are fully secured, however incurred, to any Connecticut bank, exclusive of such bank’s investment in the investment securities of such obligor, shall not exceed at the time incurred 10% of the equity capital and reserves for loan and lease losses of such bank, provided this limitation shall be separate from and in addition to the limitation on liabilities that are not fully secured. We have also established an informal, internal lending limit of $25MM to one borrower/relationship subject to the statutory maximum of 15% of our unimpaired capital and reserves for loan loss and up to 50% for commercial real estate-secured loans. Based upon our current capital levels and our informal, internal limit on loans, the amount we may lend both in the aggregate and to any one borrower is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our lending limit from doing business with us. We accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy may not always be available. If we are unable to compete effectively for loans from our target customers, we may not be able to effectively implement our business strategy, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Regulatory changes allowing the payment of interest on commercial accounts may negatively affect our deposits and our net interest income.

Our noninterest-bearing commercial accounts lower our cost of funds. One of the changes imposed by The Dodd-Frank Act permits the payment of interest on such accounts, which was previously prohibited. If we determine to make available interest-bearing commercial accounts, this will increase our interest expense and our cost of funds and, as a result, decrease our net interest income which would adversely impact our results of operations.

We are dependent on our executive management team and other key employees and we could be adversely affected by the unexpected loss of their services.

We are led by an experienced core management team with substantial experience in the market that we serve, and our operating strategy focuses on providing products and services through long-term relationship managers. Accordingly, our success depends in large part on the performance of our key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. In particular, we believe that retaining the services and skills of our management team, including Mr. Gruseke, Ms. DeWyngaert, Ms. Brathwaite and Mr. Verrico is important to our success. The unexpected loss of services of any of these or other key personnel could have an adverse impact on us because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, which could cause a material adverse effect on our business, financial condition, results of operations and prospects.

The fair value of our investment securities can fluctuate due to factors outside of our control.

As of December 31, 2014, the fair value of our investment securities portfolio was approximately $76.5 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

We may be required to repurchase mortgage loans or indemnify buyers against losses in some circumstances, which could harm liquidity, results of operations and financial condition.

When mortgage loans are sold, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to purchasers, guarantors and insurers, including government-sponsored entities, about the mortgage loans and the manner in which they were originated. Whole loan sale agreements require us to repurchase or substitute mortgage loans, or indemnify buyers against losses, in the event we breach these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan. If repurchase and indemnity demands increase and such demands are valid claims and are in excess of our provision for potential losses, our liquidity, results of operations and financial condition may be adversely affected.

Our financial results depend on management’s selection of accounting methods and certain assumptions and estimates.

Our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with Accounting Principles Generally Accepted in the United States, or GAAP, and with general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of related revenues and expenses. Certain accounting policies inherently are based to a greater extent on estimates, assumptions and judgments of management and, as such, have a greater possibility of producing results that could be materially different than originally reported. They require management to make subjective or complex judgments, estimates or assumptions, and changes in those estimates or assumptions could have a significant impact on our consolidated financial statements. These critical accounting policies include the fair value of acquired assets, the allowance for loan losses, stock-based compensation and derivative instrument valuation. Because of the uncertainty of estimates involved in these matters, we may be required to significantly increase the allowance for loan losses or sustain loan losses that are significantly higher than the reserve provided or otherwise incur charges that could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We may be adversely affected by the soundness of other financial institutions.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks, and other financial intermediaries. Further, our private banking channel relies on relationships with a number of other financial institutions for referrals. As a result, declines in the financial condition of, or even rumors or questions about, one or more financial institutions, financial service companies or the financial services industry generally, may lead to market-wide liquidity, asset quality or other problems and could lead to losses or defaults by us or by other institutions. These problems, losses or defaults could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We rely on third parties to provide key components of our business infrastructure, and failure of these parties to perform for any reason could disrupt our operations.

Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We face various technological risks that could adversely affect our business.

We rely on communication and information systems to conduct business. Potential failures, interruptions or breaches in system security could result in disruptions or failures in our key systems, such as general ledger, deposit or loan systems. The risk of electronic fraudulent activity within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting bank accounts and other customer information is on the rise. We have developed policies and procedures aimed at preventing and limiting the effect of failure, interruption or security breaches, including cyber-attacks of information systems; however, there can be no assurance that these incidences will not occur, or if they do occur, that they will be appropriately addressed. The occurrence of any failures, interruptions or security breaches, including cyber-attacks of our information systems could damage our reputation, result in the loss of business, subject us to increased regulatory scrutiny or subject us to civil litigation and possible financial liability, any of which could have an adverse effect on our results of operation and financial condition.

We are subject to losses due to fraudulent and negligent acts on the part of loan applicants, our borrowers, other vendors and our employees.

When we originate mortgage loans, we rely heavily upon information supplied by third parties, including the information contained in the loan application, property appraisal, title information and employment and income documentation. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, the borrower, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsaleable or subject to repurchase if it is sold prior to detection of the misrepresentation, and the persons and entities involved are often difficult to locate and it is often difficult to collect any monetary losses that we have suffered from them. We have controls and processes designed to help us identify misrepresented information in our loan origination operations. We cannot assure you, however, that we have detected or will detect all misrepresented information in our loan originations.

Unauthorized access, cyber-crime and other threats to data security may require significant resources, harm our reputation, and adversely affect our business.

We necessarily collect, use and hold personal and financial information concerning individuals and businesses with which we have a banking relationship. Threats to data security, including unauthorized access, and cyber-attacks, rapidly emerge and change, exposing us to additional costs for protection or remediation and competing time constraints to secure our data in accordance with customer expectations and statutory and regulatory privacy and other requirements. It is difficult or impossible to defend against every risk being posed by changing technologies, as well as criminal intent on committing cyber-crime. Increasing sophistication of cyber-criminals and terrorists make keeping up with new threats difficult and could result in a breach. Controls employed by our information technology department and our other employees and vendors could prove inadequate. We could also experience a breach due to intentional or negligent conduct on the part of employees or other internal sources, software bugs or other technical malfunctions, or other causes. As a result of any of these threats, our customer accounts may become vulnerable to account takeover schemes or cyber-fraud. Our systems and those of our third-party vendors may also become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses and malware.

A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs, and reputational damage, any of which could have a material adverse effect on our business, results of operations, financial condition and future prospects.

We are subject to environmental liability risk associated with our lending activities.

In the course of our business, we may purchase real estate, or we may foreclose on and take title to real estate. As a result, we could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. Any significant environmental liabilities could cause a material adverse effect on our business, financial condition, results of operations and future prospects.

Risks Applicable to the Regulation of our Industry

We operate in a highly regulated environment, which could have a material and adverse impact on our operations and activities, financial condition, results of operations, growth plans and future prospects.

Banking is highly regulated under federal and state law. We are subject to extensive regulation and supervision that governs almost all aspects of our operations. As a registered bank holding company, we are subject to supervision, regulation and examination by the Federal Reserve. As a commercial bank chartered under the laws of Connecticut, the Bank is subject to supervision, regulation and examination by the State of Connecticut Department of Banking and the FDIC.

The primary goals of the bank regulatory system are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. This system is intended primarily for the protection of the FDIC’s Deposit Insurance Fund and bank depositors, rather than our shareholders and creditors. The banking agencies have broad enforcement power over bank holding companies and banks, including the authority, among other things, to enjoin “unsafe or unsound” practices, require affirmative action to correct any violation or practice, issue administrative orders that can be judicially enforced, direct increases in capital, direct the sale of subsidiaries or other assets, limit dividends and distributions, restrict growth, assess civil monetary penalties, remove officers and directors, and, with respect to banks, terminate our charter, terminate our deposit insurance or place the Bank into conservatorship or receivership. In general, these enforcement actions may be initiated for violations of laws and regulations or unsafe or unsound practices.

Compliance with the myriad laws and regulations applicable to our organization can be difficult and costly. In addition, these laws, regulations and policies are subject to continual review by governmental authorities, and changes to these laws, regulations and policies, including changes in interpretation or implementation of these laws, regulations and policies, could affect us in substantial and unpredictable ways and often impose additional compliance costs. Further, any new laws, rules and regulations, such as the Dodd-Frank Act, could make compliance more difficult or expensive. All of these laws and regulations, and the supervisory framework applicable to our industry, could have a material adverse impact on our operations and activities, financial condition, results of operations, growth plans and future prospects.

Federal and state regulators periodically examine our business and we may be required to remediate adverse examination findings.

The Federal Reserve, the FDIC and the Connecticut Department of Banking periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a regulatory agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have a material adverse effect on our business, results of operations, financial condition and future prospects.

The Bank’s FDIC deposit insurance premiums and assessments may increase.

The deposits of the Bank are insured by the FDIC up to legal limits and, consequently, subject it to the payment of FDIC deposit insurance assessments. The Bank’s regular assessments are determined by its risk classification, which is based on its regulatory capital levels and the level of supervisory concern that it poses. The Deposit Insurance Fund has been put under significant pressure as a result of the financial crisis that began in 2008. The FDIC increased deposit insurance assessment rates and charged a special assessment to all FDIC-insured financial institutions, in order to maintain a strong funding position and restore the reserve ratios of the Deposit Insurance Fund. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could materially and adversely affect our business, financial condition, results of operations and prospects.

New capital rules that were recently issued generally require insured depository institutions and their holding companies to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.

On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework and, on July 9, 2013, the OCC also adopted a final rule and the FDIC adopted the same provisions in the form of an “interim final rule”. These rules substantially amend the regulatory risk-based capital rules applicable to us. The rules phase in overtime beginning in 2015 and will become fully effective in 2019. The rules apply to the Company as well as the Bank. See “Supervision and Regulation” under Item I Business for further details.

The federal banking agencies have proposed new liquidity standards that could result in our having to lengthen the term of our funding, restructure our business lines by forcing us to seek new sources of liquidity for them, and/or increase our holdings of liquid assets.

As part of the Basel III capital process, the Basel Committee on Banking Supervision has finalized a new liquidity standard, a liquidity coverage ratio, which requires a banking organization to hold sufficient “high quality liquid assets” to meet liquidity needs for a 30 calendar day liquidity stress scenario. A net stable funding ratio, which imposes a similar requirement over a one-year period, is under consideration. The U.S. banking regulators have proposed a liquidity coverage ratio for systemically important banks. Although the proposal would not apply directly to us, the substance of the proposal may inform the regulators’ assessment of our liquidity. We could be required to reduce our holdings of illiquid assets, which may adversely affect our results and financial condition.

The Bank may become subject to further reporting requirements under FDIC regulations.

We are subject to further reporting requirements under the rules of the FDIC for the year ended December 31, 2015 as the Bank’s total assets exceeded $1.0 billion, including a requirement for management to prepare a report that contains an assessment by management of the Bank’s effectiveness of internal control structure and procedures for financial reporting as of the end of such fiscal year. In addition, we will be required to obtain an independent public accountant’s attestation report concerning its internal control structure over financial reporting. The rules for management to assess the Bank’s internal controls over financial reporting are complex, and require significant documentation, testing and possible remediation. The effort to comply with regulatory requirements relating to internal controls will likely cause us to incur increased expenses and will cause a diversion of management’s time and other internal resources. If the Bank cannot favorably assess the effectiveness of its internal controls over financial reporting, or if its independent registered public accounting firm is unable to provide an unqualified attestation report on the Bank’s internal controls, the price of our common stock as well as investor confidence could be adversely affected and we may be subject to additional regulatory scrutiny.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act, or CRA, and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

Various laws impose nondiscriminatory lending requirements on financial institutions, including the CRA, the Equal Credit Opportunity Act and the Fair Housing Act. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and prospects.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

Financial institutions are required to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate under The Bank Secrecy Act, The USA PATRIOT ACT of 2001 and certain other laws and regulations. Significant civil penalties can be assessed by a variety of regulators and governmental agencies for violations of these laws and regulations. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could materially and adversely affect our business, financial condition, results of operations and prospects.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

The Bank’s main office is located at 208 Elm Street in New Canaan, Connecticut. The property is leased by us until 2016, with three remaining five-year renewal options. In July 2012, we leased additional space adjacent to 208 Elm Street at 220 Elm Street primarily for our executive management offices. The initial term expires in 2018, with one five-year renewal option.

We also lease office space for each of our branch offices in New Canaan, Stamford, Fairfield and North Haven Connecticut, and our loan production office in Bridgeport. The leases for our facilities have terms expiring at dates ranging from 2015 to 2028, although certain of the leases contain options to extend beyond these dates. We own the Wilton and Hamden branch offices. We believe that our current facilities are adequate for our current level of operations. Each lease is at market rate based on similar properties in the applicable market area. We believe that we have the necessary infrastructure in place to support our projected growth.

Item 3. Legal Proceedings

From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock has traded on the NASDAQ Global Market under the Symbol “BWFG” since the completion of its initial public offering on May 15, 2014.

Prior to the initial public offering, our common stock was quoted on the OTC Bulletin Board, or OTCBB, under the symbol “BWFG”. High and low bid prices reported on the OTCBB reflect inter-dealer quotations without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

The following table sets forth the high and low sales price and the dividends per share of the Company’s Common Stock for the last two fiscal years for each quarter as reported on the NASDAQ Global Market subsequent to the initial public offering and on the OTCBB based upon information provided by OTCBBB or other reliable sources prior to the initial public offering.

	December 31, 2014			December 31, 2013
			Cash			Cash
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared
March 31	$22.00	$18.80	$-	$22.00	$13.50	$-
June 30	17.40	16.55	-	23.00	20.00	-
September 30	18.99	18.75	-	23.00	19.00	-
December 31	21.00	20.60	-	22.00	19.00	-

There were approximately 341 shareholders of record of BWFG Common Stock as of December 31, 2014. This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms or other nominees.

The Company’s shareholders are entitled to dividends when and if declared by the board of directors, out of funds legally available. The ability of the Company to pay dividends depends, in part, on the ability of the Bank to pay dividends to the Company. In accordance with Connecticut statutes, regulatory approval is required for the Bank to pay dividends in excess of the Bank’s profits retained in the current year plus retained profits from the previous two years. The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements. The payment of dividends is subject to additional restrictions in connection with the SBLF preferred stock.

Common Stock Performance Graph

The performance graph below compares the Company’s cumulative shareholder return on its common stock since May 15, 2014, the IPO date to the cumulative return of the NASDAQ Composite Index and the NASDAQ Bank Index. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

There can be no assurance that our stock performance in the future will continue with the same or similar trend depicted in the graph below. We will not make or endorse any predictions as to future stock performance.

Bankwell Financial Group, Inc.

Index	05/15/14	06/30/14	09/30/14	12/31/14
Bankwell Financial Group, Inc.	100.00	94.44	105.39	116.67
Nasdaq Composite Index	100.00	108.33	110.42	116.39
Nasdaq Bank Index	100.00	107.01	101.91	109.89

In accordance with the rules of the SEC, this section captioned “Common Stock Performance Graph”, shall not be incorporated by reference into any of our future filings made under the Securities Exchange Act of 1934 or the Securities Act of 1933. The Common Stock Performance Graph, including its accompanying table and footnotes, is not deemed to be soliciting material or to be filed under the Exchange Act or the Securities Act.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data as of the dates and for the periods presented. The selected consolidated statement of financial condition data as of December 31, 2014 and 2013 and the selected consolidated statement of income data for the years ended December 31, 2014, 2013 and 2012 have been derived mainly from our audited consolidated financial statements and related notes that we have included elsewhere in this Annual Report. The selected consolidated statement of financial condition data as of December 31, 2012, 2011 and 2010 and the selected consolidated statement of income data for the years ended December 31, 2011 and 2010 have been derived mainly from audited consolidated financial statements that are not presented in this Annual Report.

The selected historical consolidated financial data as of any date and for any period are not necessarily indicative of the results that may be achieved as of any future date or for any future period. You should read the following selected statistical and financial data in conjunction with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes that we have presented elsewhere in this Annual Report.

	At or For the Years Ended December 31,
(Dollars in thousands, except per share data)	2014		2013	2012	2011	2010
Statements of Income:
Interest income	$35,589		$28,092	$24,397	$20,587	$16,877
Interest expense	3,929		2,765	3,192	2,870	3,209
Net interest income	31,660		25,327	21,205	17,717	13,668
Provision for loan losses	2,152		585	1,821	1,049	1,311
Net interest income after provision for loan losses	29,508		24,742	19,384	16,668	12,357
Noninterest income	3,041		4,723	345	1,134	1,695
Noninterest expense	25,812		22,120	17,858	14,601	13,331
Income before income tax	6,737		7,345	1,871	3,201	721
Income tax expense	2,169		2,184	657	997	214
Net income	4,568		5,161	1,214	2,204	507
Net income attributable to common shareholders	$4,458		$5,050	$1,082	$1,998	$246
Per Share Data:
Basic earnings per share	$0.78		$1.46	$0.39	$0.72	$0.10
Diluted earnings per share	0.78		1.44	0.38	0.71	0.09
Book value per share (end of period) (a)	16.84		15.58	14.50	13.85	12.81
Tangible book value per share (end of period) (a) (b)	16.35		15.46	14.50	13.85	12.81
Shares outstanding (end of period) (a)	7,019,620		3,754,253	2,797,200	2,758,200	2,756,200
Weighted average shares outstanding - basic	5,577,942		3,395,779	2,767,850	2,757,000	2,531,000
Weighted average shares outstanding - diluted	5,605,512		3,451,393	2,864,700	2,811,000	2,588,000
Performance Ratios:
Return on average assets (c)	0.52%		0.77%	0.22%	0.50%	0.14%
Return on average common shareholders’ equity	5.13%		9.68%	2.73%	6.70%	0.75%
Return on average shareholders’ equity (c)	4.66%		8.17%	2.40%	5.03%	1.33%
Average shareholders’ equity to average assets	11.14%		9.32%	9.34%	10.01%	10.37%
Net interest margin	3.84%		3.94%	4.11%	4.27%	4.12%
Efficiency ratio (b)	69.09%		75.71%	82.76%	78.50%	84.93%
Asset Quality Ratios:
Total past due loans to total loans (d)	0.86%		0.73%	0.75%	1.01%	0.79%
Nonperforming loans to total loans (d)	0.36%		0.16%	0.75%	1.01%	0.79%
Nonperforming assets to total assets (e)	0.39%		0.23%	0.81%	0.78%	0.57%
Allowance for loan losses to nonperforming loans	323.02%		835.69%	200.84%	171.88%	239.23%
Allowance for loan losses to total loans (d)	1.17%		1.33%	1.50%	1.74%	1.87%
Net (recoveries) charge-off’s to average loans (d)	(0.05	) %	0.03%	0.07%	0.02%	0.09%
Statements of Financial Condition:
Total assets	$1,099,531		$779,618	$610,016	$477,355	$395,708
Gross portfolio loans (d)	929,762		632,012	530,050	369,294	288,425
Investment securities	76,463		42,413	46,412	94,972	58,152
Deposits	835,439		661,545	462,081	367,115	309,137
Borrowings	129,000		44,000	91,000	58,000	44,000
Total equity	129,210		69,485	51,534	49,188	40,354
Capital Ratios:
Tier 1 capital to average assets (f)
Bankwell Bank	11.12%		7.91%	-%	-%	-%
The Bank of New Canaan	-%		-%	7.88%	8.71%	8.15%
The Bank of Fairfield	-%		-%	8.39%	11.30%	13.25%
Tier 1 capital to risk-weighted assets (f)
Bankwell Bank	12.47%		9.49%	-%	-%	-%
The Bank of New Canaan	-%		-%	9.09%	11.07%	11.86%
The Bank of Fairfield	-%		-%	10.80%	13.66%	16.41%
Total capital to risk-weighted assets (f)
Bankwell Bank	13.55%		10.74%	-%	-%	-%
The Bank of New Canaan	-%		-%	10.34%	12.33%	13.12%
The Bank of Fairfield	-%		-%	12.05%	14.91%	17.10%
Total shareholders’ equity to total assets	11.75%		8.91%	8.45%	10.30%	10.20%
Tangible common equity ratio (b)	10.47%		7.45%	6.65%	8.00%	8.93%

(a)	Excludes preferred stock and unvested restricted stock awards
(b)
This measure is not a measure recognized under GAAP and is therefore considered to be a non-GAAP financial measure. See “Non-GAAP Financial M easures” for a description of this measure and a reconciliation of this measure to its most directly comparable GAAP measure.

(c)	Calculated based on net income before preferred stock dividends
(d)	Calculated using the principal amounts outstanding on loans
(e)	Nonperforming assets consist of nonperforming loans and other real estate owned
(f)	Represents bank ratios. During 2013, The Bank of New Canaan and The Bank of Fairfield were merged into Bankwell Bank.

NON-GAAP FINANCIAL MEASURES

We identify “efficiency ratio”, “tangible common equity ratio”, “tangible book value per share” and “total revenue” as “non-GAAP financial measures.” In accordance with the SEC’s rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles as in effect from time to time in the United States in our statements of income, balance sheet or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non-GAAP financial measures or both.

The non-GAAP financial measures that we discuss in this annual report should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that we discuss in this annual report may differ from that of other companies reporting measures with similar names. You should understand how such other banking organizations calculate their financial measures similar or with names similar to the non-GAAP financial measures we have discussed in this annual report when comparing such non-GAAP financial measures.

Efficiency ratio is defined as non-interest expenses, less merger and acquisition related expenses and other real estate owned expenses, divided by our operating revenue, which is equal to net interest income plus non-interest income excluding gains and losses on sales of securities, gains and losses on other real estate owned and gain on bargain purchase. In our judgment, the adjustments made to operating revenue allow investors and analysts to better assess our operating expenses in relation to our core operating revenue by removing the volatility that is associated with certain one-time items and other discrete items that are unrelated to our core business.

Tangible common equity is defined as total shareholders’ equity, excluding preferred stock, less goodwill and other intangible assets. We believe that this measure is important to many investors in the marketplace who are interested in changes from period to period in common shareholders’ equity exclusive of changes in intangible assets. Goodwill, an intangible asset that is recorded in a purchase business combination, has the effect of increasing both common equity and assets while not increasing our tangible common equity or tangible assets.

Tangible common equity ratio is defined as the ratio of tangible common equity divided by total assets less goodwill and other intangible assets. We believe that this measure is important to many investors in the marketplace who are interested in relative changes from period to period in common equity and total assets, each exclusive of changes in intangible assets. We believe that the most directly comparable GAAP financial measure is total shareholders’ equity to total assets.

Tangible book value per share is defined as book value, excluding the impact of goodwill and other intangible assets, if any, divided by shares of our common stock outstanding.

Total revenue is defined as the sum of net interest income before provision of loan losses and noninterest income.

The information provided below presents a reconciliation of each of our non-GAAP financial measures to the most directly comparable GAAP financial measure.

	Years Ended December 31,
	2014	2013	2012
Efficiency Ratio
Noninterest expense	$25,812	$22,120	$17,858
Less: foreclosed real estate expenses	36	8	9
Less: merger and acquisition expenses	1,801	908	-
Adjusted noninterest expense (numerator)	$23,975	$21,204	$17,849
Net interest income	$31,660	$25,327	$21,205
Noninterest income	3,041	4,723	345
Less: gains (losses) on sales of securities	-	648	(18)
Less: gains on sale of foreclosed real estate	-	64	-
Less: gain on bargain purchase	-	1,333	-
Adjusted operating revenue (denominator)	$34,701	$28,005	$21,568
Efficiency ratio	69.09%	75.71%	82.76%
Tangible Common Equity and
Tangible Common Equity/Tangible Assets
Total shareholders' equity	$129,210	$69,485	$51,534
Less: preferred stock	10,980	10,980	10,980
Common shareholders' equity	118,230	58,505	40,554
Less: Intangible assets	3,437	481	-
Tangible Common shareholders' equity	$114,793	$58,024	$40,554
Total assets	$1,099,531	$779,618	$610,016
Less: Intangible assets	3,437	481	-
Tangible assets	$1,096,094	$779,137	$610,016
Tangible common shareholders' equity to tangible assets	10.47%	7.45%	6.65%
Tangible Book Value per Share
Total shareholders' equity	$129,210	$69,485	$51,534
Less: preferred stock	10,980	10,980	10,980
Common shareholders' equity	118,230	58,505	40,554
Less: Intangible assets	3,437	481	-
Tangible common shareholders' equity	$114,793	$58,024	$40,554
Common shares issued	7,185,482	3,876,393	2,846,700
Less: shares of unvested restricted stock	165,862	122,140	49,500
Common shares outstanding	7,019,620	3,754,253	2,797,200
Book value per share	$16.84	$15.58	$14.50
Less: effects of intangible assets	0.49	0.12	-
Tangible Book Value per Common Share	$16.35	$15.46	$14.50
Total Revenue
Net Interest income	$31,660	$25,327	$21,205
Add: noninterest income	3,041	4,723	345
Total Revenue	34,701	30,050	21,550
Noninterest income as a percentage of total revenue	8.76%	15.72%	1.60%
Return on Average Common Shareholders' Equity
Net Income Attributable to Common Shareholders	$4,458	$5,050	$1,082
Total average shareholders' equity	$97,921	$63,142	$50,572
Less: average preferred stock	10,980	10,980	10,980
Average common shareholders' equity	$86,941	$52,162	$39,592
Return on Average Common Shareholders' Equity	5.13%	9.68%	2.73%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this annual report. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”. We assume no obligation to update any of these forward-looking statements.

General

Bankwell Financial Group, Inc. is a bank holding company headquartered in New Canaan, Connecticut.  Through our wholly owned subsidiary, Bankwell Bank, or the Bank, we serve small and medium-sized businesses and retail customers in greater Fairfield County, Connecticut.  We also serve similar customers in greater New Haven County, Connecticut as a result of the merger with Quinnipiac Bank and Trust Company. We have a history of building long-term customer relationships and attracting new customers through what we believe is our strong customer service and our ability to deliver a diverse product offering.

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

On November 5, 2013 we completed the merger of Wilton Bank into Bankwell Bank.

On May 15, 2014, Bankwell Financial Group, Inc. priced 2,702,703 common shares in its IPO at $18.00 per share, and on May 15, 2014, Bankwell common shares began trading on the Nasdaq Stock Market. The net proceeds from the IPO were approximately $44.7 million, after deducting the underwriting discount of approximately $2.5 million and approximately $1.3 million of expenses.  We intend to use the net proceeds for general corporate purposes, which may include maintaining liquidity at the holding company, providing equity capital to the Bank to fund balance sheet growth, our working capital needs, and funding acquisitions of branches, whole financial institutions and related lines of businesses in or around our existing market that further our objectives.

On October 1, 2014 we completed the merger of Quinnipiac Bank and Trust Company into Bankwell Bank. Quinnipiac had one branch located in Hamden, Connecticut and a second branch located in the neighboring town of North Haven, Connecticut.

The primary measures we use to evaluate and manage our financial results are set forth in the table below. Although we believe these measures are meaningful in evaluating our results and financial condition, they may not be directly comparable to similar measures used by other financial services companies and may not provide an appropriate basis to compare our results or financial condition to the results or financial condition of our competitors. The following table sets forth the key financial measures we use to evaluate the success of our business and our financial position and operating performance.

	Key Financial Measures (a)
	At or For the Years Ended December 31,
(Dollars in thousands, except per share data)	2014	2013	2012
Selected balance sheet measures:
Total assets	$1,099,531	$779,618	$610,016
Gross portfolio loans (b)	929,762	632,012	530,050
Deposits	835,439	661,545	462,081
Borrowings	129,000	44,000	91,000
Total equity	129,210	69,485	51,534
Selected statement of income measures:
Total revenue (c)	34,701	30,050	21,550
Net interest income before provision for loan losses	31,660	25,327	21,205
Income before income tax	6,737	7,345	1,871
Net income	4,568	5,161	1,214
Basic earnings per share	0.78	1.46	0.39
Diluted earnings per share	0.78	1.44	0.38
Other financial measures and ratios:
Return on average assets (d)	0.52%	0.77%	0.22%
Return on average common shareholders' equity	5.13%	9.68%	2.73%
Net interest margin	3.84%	3.94%	4.11%
Efficiency ratio (c)	69.09%	75.71%	82.76%
Tangible book value per share (end of period) (c) (e)	$16.35	$15.46	$14.50
Net (recoveries) charge-off's to average loans (b)	(0.05)%	0.03%	0.07%
Nonperforming assets to total assets (f)	0.39%	0.23%	0.81%
Allowance for loan losses to nonperforming loans	323.02%	835.69%	200.84%
Allowance for loan losses to total loans (b)	1.17%	1.33%	1.50%

(a)	We have derived the selected balance sheet measures as of December 31, 2014 and 2013 and the selected statement of income measures for the years ended December 31, 2014, 2013 and 2012 from our audited consolidated financial statements included elsewhere in this annual report. We have derived the selected balance sheet measures as of December 31, 2012 from our audited consolidated statement of financial condition not included in this annual report. Average balances have been computed using daily averages. Our historical results may not be indicative of our results for any future period.

(b)	Calculated using the principal amounts outstanding on loans.

(c)	This measure is not a measure recognized under GAAP and is therefore considered to be a non-GAAP financial measure. See "Non-GAAP Financial Measures" for a description of this measure and a reconciliation of this measure to its most directly comparable GAAP measure.

(d)	Calculated based on net income before preferred stock dividends.

(e)	Excludes preferred stock and unvested restricted stock awards.

(f)	Nonperforming assets consist of nonperforming loans and other real estate owned.

Quinnipiac Acquisition
On October 1, 2014, the Company acquired all of the outstanding common shares of Quinnipiac Bank & Trust Company (“Quinnipiac”). Quinnipiac had one branch located in Hamden, Connecticut, and a second branch in the neighboring town of North Haven. Both towns are in New Haven County, Connecticut, which represented a new market for us.

Quinnipiac shareholders received 510,122 shares of the Company common stock and $3.6 million in cash. As of September 30, 2014, Quinnipiac had assets with a carrying value of approximately $117.8 million, including loans outstanding with a carrying value of approximately $97.1 million, as well as deposits with a carrying value of approximately $100.4 million and a book value of $10.1 million. The results of Quinnipiac’s operations are included in the Company’s Consolidated Statement of Income from the date of acquisition. The Company incurred $1.7 million of merger and acquisition expenses related to the Quinnipiac merger for the year ended December 31, 2014. As a result of the merger the Company recorded $2.6 million of goodwill.

The Wilton Bank Acquisition

On November 5, 2013, we acquired all of the outstanding common shares of The Wilton Bank. The Wilton Bank was a state chartered commercial bank located in Wilton, Connecticut, which operated as one branch. As a result of the transaction, The Wilton Bank merged into the Bank. This business combination expanded our presence in Fairfield County and enhanced opportunities for businesses, customer relationships, employees and the communities we serve.

On the acquisition date, The Wilton Bank had shareholders’ equity of $6.3 million, with a book value per share of $17.00. As part of the acquisition, The Wilton Bank shareholders received $13.50 per share resulting in an aggregate deal value of $5.0 million. In accordance with applicable accounting guidance, the amount paid was allocated to the fair value of the net assets acquired, with any excess amounts recorded as goodwill. If the fair value of the net assets is greater than the amount paid, the excess amount is recorded to noninterest income as a gain on the purchase. We recorded a gain of $1.3 million in conjunction with the acquisition, representing the amount that the net assets exceeded the amount paid. Fair values of certain balance sheet items were cash of $35.9 million, loans of $25.1 million and deposits of $64.2 million. The results of The Wilton Bank’s operations have been included in our Consolidated Statement of Income from the acquisition date.

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

We believe that accounting estimates for the fair value of acquired assets, the allowance for loan losses, stock-based compensation and derivative instrument valuation are particularly critical and susceptible to significant near-term change.

Fair Value of Acquired Assets

Loans that the Company acquired in acquisitions are initially recorded at fair value with no carryover of the related allowance for credit losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest.

For loans which meet the criteria stipulated in Accounting Standards Codification (“ASC”) 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, the Company recognizes an accretable yield, which is defined as the excess of all cash flows expected at acquisition over the initial fair value of the loan, as interest income on a level-yield basis over the expected remaining life of the loan. The excess of the loan’s contractually required payments over the cash flows expected to be collected is the nonaccretable difference. The nonaccretable difference is not recognized as an adjustment of yield, a loss accrual, or a valuation allowance. After the initial acquisition, the Company continues to evaluate whether the timing and the amount of cash to be collected are reasonably estimated. Subsequent significant increases in cash flows the Company expects to collect will first reduce previously recognized valuation allowance and then be reflected prospectively as an increase to the level yield. Subsequent decreases in expected cash flows may result in the loan being considered impaired. Interest income is not recognized to the extent that the net investment in the loan would increase to an amount greater than the estimated payoff amount.

For ASC 310-30 loans, the expected cash flows reflect anticipated prepayments, determined on a loan by loan basis, according to the anticipated collection plan of these loans. Prepayments result in the recognition of the nonaccretable balance as current period yield. Changes in prepayment assumptions may change the amount of interest income and principal expected to be collected. The expected prepayments used to determine the accretable yield are consistent between the cash flows expected to be collected and projections of contractual cash flows so as to not affect the nonaccretable difference.

For loans that do not meet the ASC 310-30 criteria, the Company records interest income on a level yield basis using the contractually required cash flows. The Company subjects loans that do not meet the ASC 310-30 criteria to ASC Topic 450, “Contingencies”, by collectively evaluating these loans for an allowance for loan loss, using the same methodology as loans originated by the Company.

Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition are considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if the Company can reasonably estimate the timing and amount of the expected cash flows on such loans and if the Company expects to fully collect the new carrying value of the loans. As such, the Company may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable yield. The Company has determined that it can reasonably estimate future cash flows on the Company’s current portfolio of acquired loans that are past due 90 days or more, and on which the Company is accruing interest and the Company expects to fully collect the carrying value of the loans.

In accordance with applicable accounting guidance, the amount paid for acquired assets is allocated to the fair value of the net assets acquired, with any excess amounts recorded as goodwill. If the fair value of the net assets is greater than the amount paid, the excess amount is recorded to noninterest income as a gain on the purchase. Goodwill and identifiable intangible assets are evaluated for impairment annually or whenever events or changes in circumstances indicate the carrying value of these assets may not be recoverable. When these assets are evaluated for impairment, if the carrying amount exceeds fair value, an impairment charge is recorded to income. The fair value is based on observable market prices, when practicable. Other valuation techniques may be used when market prices are unavailable, including estimated discounted cash flows. This type of analysis contains uncertainties because it requires management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. In the event of future changes in fair value, the Company may be exposed to an impairment charge that could be material.

Allowance for Loan Losses

Determining an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. We use a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements:

(1)       Loss allocations are identified for individual loans deemed to be impaired in accordance with GAAP. Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreements, including non-accrual loans and all loans restructured in a troubled debt restructuring. Impaired loans do not include large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, which consist of most residential mortgage loans and consumer loans. Impairment is measured on a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or if the loan is collateral dependent, at the fair value of the collateral less costs to sell. For collateral dependent loans, management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of circumstances associated with the property.

(2)      Loss allocations for non-impaired loans are based on peer bank data,  historical loss experience, credit, grade, delinquency factors and other similar credit quality indicators, adjusted for qualitative factors. Qualitative factors include, but are not limited to, the value of underlying collateral, concentrations of credit, current economic conditions, the state of the business cycle and competitive and regulatory issues.

Individual commercial loans and commercial mortgage loans not deemed to be impaired are evaluated using an internal rating system and the application of loss allocation factors. The loan rating system is described under the caption “Credit quality indicators” in Note 7 of the Notes to Consolidated Financial Statements. The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral. The loss allocation factors also take into account general and regional economic statistics, trends, and portfolio characteristics such as age of portfolio and the Bank’s experience with a particular loan product.   We periodically reassess and revise the loss allocation factors used in the assignment of loss exposure to appropriately reflect our analysis of migrational loss experience.

Portfolios of more homogeneous populations of loans, including the various categories of residential mortgages and consumer loans are analyzed as groups taking into account delinquency ratios and other indicators and our historical loss experience for each type of credit product. We analyze historical loss experience over periods deemed to be relevant to the inherent risk of loss in loan portfolios as of the balance sheet date. We periodically update these analyses and adjust the loss allocations for various factors that we believe are not adequately presented in historical loss experience including trends in real estate values, changes in unemployment levels and increases in delinquency levels. These factors are also evaluated taking into account the geographic location of the underlying loans.

(3)      An unallocated allowance may or may not be required and is for measurement imprecision attributable to uncertainty in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Because the methodology is based upon peer bank data and trends, current economic data as well as management’s judgment, factors may arise that result in different estimations. Adversely different conditions or assumptions could lead to increases in the allowance. In addition, various regulatory agencies periodically review the allowance for loans losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination. As of December 31, 2014, management believes that the allowance is adequate and consistent with asset quality and delinquency indicators.

Stock-based Compensation

Stock-based compensation expense is measured as of the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.

Derivative Instrument Valuation

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

Emerging Growth Company

The JOBS Act permits us, as an “emerging growth company”, to take advantage of an extended transition period to comply with new or revised accounting standards and not commence complying with new or revised accounting standards until private companies must do so. Under the JOBS Act, we may make an irrevocable election to “opt out” of that extended transition period and comply with new or revised accounting standards when public companies that are not emerging growth companies must commence complying with those standards. We have elected to “opt out” of the extended transition period.

Earnings Overview
2014 Earnings Overview

Our net income for the year ended December 31, 2014 was $4.6 million, a decrease of $0.6 million, or 11.49%, compared to the year ended December 31, 2013. Our returns on average equity and average assets for the year ended December 31, 2014, were 4.66% and 0.52%, respectively, compared to 8.17% and 0.77%, respectively for the year ended December 31, 2013. Net income available to common shareholders for the year ended December 31, 2014, was $4.5 million, or $0.78 per diluted share, compared to net income available to common shareholders of $5.1 million, or $1.44 per diluted share, for the year ended December 31, 2013.

The decline in net income for 2014 compared to 2013 was primarily due to merger and acquisition related expenses of $1.8 million primarily associated with the acquisition of Quinnipiac Bank and Trust Company. Net interest income for the year ended December 31, 2014 was $31.7 million, an increase of $6.3 million compared to the year ended December 31, 2013 due to strong loan growth. Our net interest margin decreased 10 basis points to 3.84% for the year ended December 31, 2014 compared to the year ended December 31, 2013 reflecting the current interest rate environment in which market yields on new loan growth have been below the average yield of the existing portfolio. The increase in noninterest  expenses was mainly due to higher salaries and employee benefits, reflecting staffing additions and higher incentive accruals and merger and acquisition related expenses, attributable to the acquisition of Quinnipiac Bank and Trust Company.

Our efficiency ratio was 69.09% for the year ended December 31, 2014 compared to 75.71% for the year ended December 31, 2013. The improvement in our efficiency ratio was attributable to our focus on expense control and achieving economies of scale.

2013 Earnings Overview
Our net income for the year ended December 31, 2013 was $5.2 million, an increase of $3.9 million, or 325%, compared to the year ended December 31, 2012. Our returns on average equity and average assets for the year ended December 31, 2013, were 8.17% and 0.77%, respectively, compared to 2.40% and 0.22%, respectively for the year ended December 31, 2012. Net income available to common shareholders for the year ended December 31, 2013, was $5.1 million, or $1.44 per diluted share, compared to net income available to common shareholders of $1.1 million, or $0.38 per diluted share, for the year ended December 31, 2012.

Our strong improvement in net income for 2013 compared to 2012 was due primarily to strong commercial loan growth, solid asset quality metrics, gains recorded on sales of investment securities and efforts to diversify our revenue sources through sales of commercial loans for the first time during 2013. The increase in net income reflects these factors through increases in net interest income and noninterest income as well as a lower provision for loan losses, partially offset by higher noninterest expenses. While our net interest income increased due to strong loan growth and a reduction in our cost of funds, our net interest margin decreased 17 basis points to 3.94% for the year ended December 31, 2013 compared to the year ended December 31, 2012 reflecting the current interest rate environment in which market yields on new loan growth have been below the average yield of the existing portfolio. The increase in noninterest expenses was mainly due to higher salaries and employee benefits, reflecting staffing additions and higher incentive accruals, occupancy and equipment expense, attributable to costs related to branch relocations and investments in technology and equipment as well as marketing expenses, including our rebranding efforts. Additionally, in connection with our purchase of The Wilton Bank, we recorded a bargain purchase gain in the amount of $1.3 million, which more than offset the merger and acquisition-related expenses of $908 thousand that we recognized in 2013.

Our efficiency ratio was 75.71% for the year ended December 31, 2013 compared to 82.76% for the year ended December 31, 2012. The improvement in our efficiency ratio was attributable to our increased operating leverage as we continued to grow our asset base and expand our noninterest income sources despite increases in our noninterest expense. See “Non-GAAP Financial Measures” for a reconciliation of efficiency ratio to comparable GAAP financial measures.

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

Year ended December 31, 2014 compared to year ended December 31, 2013

FTE net interest income for the years ended December 31, 2014 and 2013 was $32.1 million and $25.7 million, respectively. Net interest income increased due to increases in earning assets offset by our net interest margin declining 10 basis points to 3.84% for the year ended December 31, 2014, compared to the year ended December 31, 2013 due primarily to the effects of the low interest rate environment. While we have experienced significant growth in average earning assets, in the current low interest rate environment, market yields are below the average yield of our existing assets. Due to the combined effect of new loan growth and the runoff of higher yielding loan balances, we anticipate that interest rates on total earning assets will continue to decline. The impact of this trend is likely to exceed the benefit to be realized in reduced funding costs, resulting in modestly lower net interest margin results in the near term.

FTE basis interest income for the year ended December 31, 2014 increased by $7.6 million to $36.0 million, or 27%, compared to FTE basis interest income for the year ended December 31, 2013 due primarily to loan growth in our commercial real estate and commercial business portfolios partially offset by lower yields. Average interest-earning assets were $835.4 million for the year ended December 31, 2014, up by $183.7 million from the year ended December 31, 2013. The average balance of total loans increased $149.2 million, or 26%, contributing $6.8 million to the increase in interest income. Commercial real estate loan average balances grew by $79.2 million due to strong origination activity reflecting our ability to source quality opportunities and continued economic improvement in our market. Total average balance of securities for the year ended December 31, 2014 increased by $20.5 million, or 50%, from the year ended December 31, 2013, reflecting purchases outpacing maturities.

Interest expense for the year ended December 31, 2014, increased by $1.2 million, or 42%, compared to interest expense for 2013 due to an increase in time deposits and higher funding costs. The weighted average cost of deposits increased 15 basis points to 0.58% due to a slight increase in rates and shifting of deposits to higher costing time deposits. The weighted average cost of borrowed money increased by 23 basis points to 0.96%, due to interest expense on FHLB borrowings we swapped for a higher fixed rate to hedge against rising interest rates. Average funding liabilities for the year ended December 31, 2014, increased by $169.0 million, or 28%, from the year ended December 31, 2013, primarily due to higher average balances of $79.7 million in time deposits, $66.4 million in money market accounts and $40.7 million in noninterest-bearing deposits.

Year ended December 31, 2013 compared to year ended December 31, 2012

FTE net interest income for the years ended December 31, 2013 and 2012 was $25.7 million and $21.6 million, respectively. Net interest income increased due to increases in earning assets offset by our net interest margin declining 17 basis points to 3.94% for the year ended December 31, 2013, compared to the year ended December 31, 2012 due primarily to the effects of the low interest rate environment. While we have experienced significant growth in average loan balances, in the current low interest rate environment, market yields on new loan originations are below the average yield of our existing loan portfolio.

FTE basis interest income for the year ended December 31, 2013 increased by $3.7 million to $28.5 million, or 15%, compared to FTE basis interest income for the year ended December 31, 2012 due primarily to loan growth in our commercial real estate and commercial business portfolios. Average interest-earning assets were $651.7 million for the year ended December 31, 2013, up by $126.7 million from the year ended December 31, 2012. The average balance of total loans increased $122.4 million, or 27%, contributing $4.3 million to the increase in interest income. Commercial real estate loan average balances grew by $62.2 million due to strong origination activity reflecting our ability to source quality opportunities and continued economic improvement in our market. Partially offsetting the increase in interest income due to volume was a 33 basis point decrease in the weighted average yield earned on our loan portfolio due to a lower interest rate environment, which caused a reduction of $1.6 million in interest income. Total average balance of securities for the year ended December 31, 2013 decreased by $15.4 million, or 27%, from the same period in 2012, reflecting maturities, principal paydowns and sales of $9.4 million of longer-term U.S. Government and agency obligations, partially offset by our purchase of municipal bonds.

Interest expense for the year ended December 31, 2013, was reduced by $427 thousand, or 13%, compared to interest expense for 2012 due to a continued reduction in our funding costs resulting from the sustained low interest rate environment. The weighted average cost of deposits declined 13 basis points to 0.43% due to our measured approach of reducing deposit rates while still experiencing significant deposit growth. The weighted average cost of Federal Home Loan Bank of Boston, or FHLBB, advances declined by 60 basis points to 0.73%, also reflecting the low interest rate environment as higher cost advances matured or were paid off and new advances were utilized. Average funding liabilities for the year ended December 31, 2013, increased by $112.1 million, or 23%, from the year ended December 31, 2012, primarily due to higher average balances of $36.6 million in time deposits, $26.0 million in money market accounts and $17.6 million in noninterest-bearing deposits.

Average balance sheet, FTE basis interest income, interest expense, average yields earned and rates paid

The following table presents average balance sheet information, FTE basis interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2014, 2013 and 2012. Tax-exempt income is converted to a FTE basis using the statutory federal income tax rate adjusted for applicable state income taxes net of the related federal tax benefit. The average balances are principally daily averages. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments. Premium amortization and discount accretion are included in the respective interest income and interest expense amounts.

	Years Ended December 31,
	2014			2013			2012
	Average		Yield /	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Cash and Fed funds sold	$49,152	$127	0.26%	$35,599	$84	0.24%	$16,933	$35	0.21%
Securities (1)	61,398	2,424	3.95	40,932	1,766	4.31	56,321	2,366	4.20
Loans:
Commercial real estate	378,345	18,515	4.83	299,142	15,124	5.06	236,934	12,919	5.45
Residential real estate	164,598	5,911	3.59	152,498	5,577	3.66	119,960	4,826	4.02
Construction (2)	49,212	2,300	4.61	38,073	1,763	4.63	34,177	1,752	5.13
Commercial business	109,121	5,496	4.97	69,252	3,699	5.34	44,220	2,370	5.36
Home equity	14,529	564	3.88	11,287	423	3.74	12,789	465	3.64
Consumer	1,270	81	6.35	308	18	5.98	80	10	12.50
Acquired Loan Portfolio Non accrual loans (net of mark)	2,707	545	20.14	-	-	-	-	-	-
Total loans	719,782	33,412	4.59	570,560	26,604	4.66	448,160	22,342	4.99
Federal Home Loan Bank stock	5,078	73	1.45	4,624	17	0.36	3,615	18	0.49
Total earning assets	835,410	$36,036	4.25%	651,715	$28,471	4.37%	525,029	$24,761	4.72%
Other assets	43,535			17,782			16,297
Total assets	$878,945			$669,497			$541,326

Liabilities and shareholders’ equity:
Interest -bearing liabilities:
NOW	$53,041	58	0.11%	$40,554	49	0.12%	$31,490	45	0.14%
Money market	182,676	836	0.46	116,323	498	0.45	90,342	612	0.68
Savings	91,058	302	0.33	117,388	543	0.46	102,641	846	0.82
Time	238,710	2,099	0.88	158,996	1,143	0.72	122,350	864	0.71
Total interest-bearing deposits	565,485	3,295	0.58	433,261	2,233	0.43	346,823	2,367	0.56
Borrowed Money	65,953	634	0.96	69,912	532	0.73	61,836	825	1.33
Total interest bearing liabilities	631,438	$3,929	0.62%	503,173	$2,765	0.47%	408,659	$3,192	0.66%
Noninterest-bearing deposits	136,748			96,009			78,453
Other liabilities	12,838			7,173			3,642
Total Liabilities	781,024			606,355			490,754
Shareholders’ equity	97,921			63,142			50,572
Total liabilities and shareholders’ equity	$878,945			$669,497			$541,326
Net interest income (3)		$32,107			$25,706			$21,569
Interest rate spread			3.63%			3.90%			4.06%
Net interest margin (4)			3.84%			3.94%			4.11%

(1)	Average balances and yields for securities are based on amortized cost
(2)	Includes commercial and residential real estate construction loans
(3)	The adjustment for securities and loans taxable equivalency was $447 thousand, $379 thousand and $364 thousand, respectively, for the years ended December 31, 2014, 2013 and 2012.
(4)	Net interest income as a percentage of total earning assets

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

	Year Ended			Year Ended
	December 31, 2014 vs 2013			December 31, 2013 vs 2012
	Increase (Decrease)			Increase (Decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Cash and Fed funds sold	$35	$9	$44	$44	$5	$49
Securities	818	(161)	657	(662)	62	(600)
Loans:
Commercial real estate	3,904	(513)	3,391	3,198	(993)	2,205
Residential real estate	436	(102)	334	1,220	(469)	751
Construction	520	17	537	189	(178)	11
Commercial business	2,026	(229)	1,797	1,337	(8)	1,329
Home equity	125	16	141	(56)	14	(42)
Consumer	61	1	62	16	(8)	8
Acquired Non accrual loans (net of mark)	545	-	545	-	-	-
Total loans	7,617	(810)	6,807	5,904	(1,642)	4,262
Federal Home Loan Bank stock	2	55	57	4	(5)	(1)
Total change in interest and dividend income	8,472	(907)	7,565	5,290	(1,580)	3,710
Interest expense:
Deposits:
NOW	14	(5)	9	12	(8)	4
Money market	303	35	338	148	(262)	(114)
Savings	(106)	(135)	(241)	108	(411)	(303)
Time	662	294	956	263	16	279
Total deposits	873	189	1,062	531	(665)	(134)
Borrowed Money	(30)	132	102	97	(390)	(293)
Total change in interest expense	843	321	1,164	628	(1,055)	(427)
Change in net interest income	$7,629	$(1,228)	$6,401	$4,662	$(525)	$4,137

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

Under accounting standards for business combinations, acquired loans are recorded at fair value with no loan loss allowance on the date of acquisition. A provision for loan losses will be recorded for the emergence of new probable and estimable losses on acquired loans which were not impaired as of the acquisition date. As of and for the year ended December 31, 2014, there was no provision or allowance for loan losses related to the loan portfolio that we acquired.

The provision for loan losses for the year ended December 31, 2014 was $2.2 million compared to a $585 thousand provision for loan losses for the year ended December 31, 2013. The higher 2014 provision for loan losses is attributable to significant growth in our loan portfolio. The 2013 provision for loan losses reflected a low level of net charge-offs, nonperforming and past due loans and an overall improvement in our credit quality compared to 2012. The provision charged to earnings in 2012 was $1.8 million.

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of fees generated from loan and deposit relationships with our customers, fees generated from sales and referrals of loans and gains on sales of our investment securities. The following table compares noninterest income for the years ended December 31, 2014, 2013 and 2012.

	Years Ended			2014/2013			2013/2012
	December 31,			Change			Change
(Dollars in thousands)	2014	2013	2012	$	%		$	%
Gains and fees from sales of loans	$1,313	$2,020	$18	$(707)	(35	) %	$2,002	11,122%
Service charges and fees	643	416	314	227	55		102	32
Bank owned life insurance	497	31	-	466	1,503		31	100
Net gain on sale of available for sale securities	-	648	(18)	(648)	(100)		666	3,700
Gain (loss) on sale of foreclosed real estate, net	-	64	-	(64)	(100)		64	100
Gain on bargain purchase	-	1,333	-	(1,333)	(100)		1,333	100
Other	588	211	31	377	179		180	581
Total noninterest income	$3,041	$4,723	$345	$(1,682)	(36	) %	$4,378	1,269%

Year ended December 31, 2014 compared to year ended December 31, 2013

Noninterest income totaled $3.0 million for the year ended December 31, 2014, compared to $4.7 million for the year ended December 31, 2013. This decrease was primarily due to the gain on bargain purchase from the Wilton Bank acquisition and the net gain on sale of available for sale securities recognized in 2013.

Gains and fees from sales and referrals of loans. Loan sales are dependent on origination volume and are sensitive to interest rates, housing and market conditions. During the year ended December 31, 2014, the Company recorded $61 thousand in gains on the sale of $4.5 million of residential real estate loans, $413 thousand of gains on the sale of $14.9 million of commercial real estate loans and $839 thousand of gains on sales of $7.4 million of SBA loans. For the year ended December 31, 2014, gains and fees from sales of loans totaled $1.3 million, a decrease of $0.7 million compared to the year ended December 31, 2013 due to a decline in the volume of loan sales.

Service charges and fees. We earn fees from our customers for deposit-related services. For the year ended December 31, 2014, service charges and fees totaled $643 thousand. The increase of $227 thousand, or 55%, over the year ended December 31, 2013 was primarily due to increases in ATM and debit card fees and non-sufficient fund charges, as well as  higher volume levels.

Bank Owned Life Insurance. In the fourth quarter of 2013 the Company purchased $10.0 million in bank-owned life insurance coverage and in the third quarter of 2014 the Company purchased an additional $12.5 million in bank-owned life insurance coverage and the cash surrender value increased by $466  thousand for the year ended December 31, 2014 compared to the year ended December 31, 2013. Prior to the fourth quarter of 2013, the Company did not own bank owned life insurance.

Other. We recorded other income of $588 thousand during the year ended December 31, 2014, an increase of $377 thousand compared to the year ended December 31, 2013. The increase is primarily due to increases in investment services income, servicing fees and rental income.

Year ended December 31, 2013 compared to year ended December 31, 2012

Noninterest income totaled $4.7 million for the year ended December 31, 2013, compared to $345 thousand for the year ended December 31, 2012. This increase was primarily due to gains we recorded on sales of commercial loans and available for sale securities as well as a one-time bargain purchase gain of $1.3 million recorded in connection with our acquisition of the Wilton Bank.

Service charges and fees. We earn fees from our customers for deposit-related services. For the year ended December 31, 2013, service charges and fees totaled $416 thousand. The increase of $102 thousand, or 32%, over the year ended December 31, 2012 was primarily due to increases in ATM and debit card fees and non-sufficient fund charges caused by an increase in our pricing schedule at the beginning of 2013 and, to a lesser extent, higher volume levels.

Gains and fees from sales and referrals of loans. Loan sales are dependent on origination volume and are sensitive to interest rates, housing and market conditions. During the year ended December 31, 2013, we recorded income of $1.8 million on the sale of $65.0 million of commercial mortgage loans, $93 thousand on the sale of $1.0 million of small business administration commercial loans and $84 thousand on sales of residential mortgage loans. We sold the loans described above in response to favorable market conditions as well as our desire to reduce our ratio of commercial mortgage loans to total risk-based capital. As part of the commercial mortgage loan sales, we incurred fees to a third party of $258 thousand, which were recorded under professional fees in noninterest expense.

Gain on bargain purchase. We recorded a gain of $1.3 million in conjunction with our acquisition of the Wilton Bank. In accordance with applicable accounting guidance, the amount paid is allocated to the fair value of the net assets acquired, with any excess amounts recorded as goodwill. If the fair value of the net assets is greater than the amount paid, the excess amount is recorded to noninterest income as a gain on the purchase.

Net gain (loss) on sale of available for sale securities. We sell available-for-sale investment securities from time to time for various business purposes, including funding loan demand and managing asset / liability sensitivity. Net gains on the sale of available-for-sale securities totaled $648 thousand for the year ended December 31, 2013 compared to a net loss of $18 thousand for the same period in 2012 due to market conditions at the time as well as the type of securities sold. Investment grade securities were sold in the first half of the year to shorten the duration of the portfolio and to capitalize on favorable market conditions.

Gain on sale of foreclosed real estate. During 2012, we took possession of two properties that we later sold in 2013. In addition, in 2013 we sold a foreclosed property that we attained in our acquisition of the Wilton Bank. Net gains on the sale of foreclosed real estate of $64 thousand were recorded in 2013, reflecting these sales.

Other. We recorded other income of $211 thousand during the year ended December 31, 2013, primarily reflecting the partial recovery of a wire fraud loss, which occurred in 2012. The increase in other income also reflected rental income of $18 thousand. Included in the acquisition of the Wilton Bank was the building, of which a portion is rented.

Noninterest Expense

The following table compares noninterest expense for the years ended December 31, 2014, 2013 and 2012.

	Years Ended			2014/2013		2013/2012
	December 31,			Change		Change
(Dollars in thousands)	2014	2013	2012	$	%	$	%
Salaries and employee benefits	$13,534	$11,578	$9,451	$1,956	17%	$2,127	23%
Occupancy and equipment	4,422	3,420	3,004	1,002	29	416	14
Merger and acquisition related expenses	1,801	908	-	893	98	908	100
Data processing	1,289	1,349	1,209	(60)	(4)	140	12
Professional services	1,194	1,595	1,546	(401)	(25)	49	3
Marketing	674	927	333	(253)	(27)	594	178
Director fees	650	330	381	320	97	(51)	(13)
FDIC insurance	488	333	365	155	47	(32)	(9)
Amortization of intangibles	133	18	-	115	639	18	100
Foreclosed real estate	36	8	9	28	350	(1)	(11)
Other	1,591	1,654	1,560	(63)	(4)	94	6
Total noninterest expense	$25,812	$22,120	$17,858	$3,692	17%	$4,262	24%

Year ended December 31, 2014 compared to year ended December 31, 2013

Noninterest expense was $25.8 million for the year ended December 31, 2014, compared to $22.1 million for the year ended December 31, 2013. The increase of $3.7 million, or 17%, largely reflects higher salaries and employee benefits, reflecting staffing additions and higher incentive accruals and higher merger and acquisition related expenses, attributable to the acquisition of Quinnipiac Bank and Trust Company.

Salaries and employee benefits. Salaries and employee benefit costs are the largest component of noninterest expense and include employee payroll expense, equity and non-equity incentive compensation, health insurance, benefit plans and payroll taxes. Salaries and employee benefits increased by $2.0 million, or 17%, for the year ended December 31, 2014 compared to the year ended December 31, 2013, largely reflecting higher staffing levels and incentive accruals. Staffing increased to 123 full time employees at December 31, 2014 from 106 full time employees at December 31, 2013.

Occupancy and equipment. Rent, depreciation and maintenance costs comprise the majority of occupancy and equipment expenses, which increased by $1.0 million, or 29%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase primarily related to costs associated with the two branches added as a result of the Quinnipiac Bank acquisition and investments related to technology and other equipment.

Professional services. Professional services include legal, audit and professional fees paid to external parties. For the year ended December 31, 2014 professional services decreased by $401 thousand, or 25%, compared to the year ended December 31, 2013. The decrease in the 2014 expense is primarily driven by a reduction in fees paid to consultants.

Marketing. Marketing expenses for the years ended December 31, 2014 and 2013 totaled $674 thousand and $927 thousand, respectively. The decrease of $253 thousand, or 27%, reflects costs associated with consolidating and rebranding the Bank of New Canaan and the Bank of Fairfield under a single entity with the Bankwell name and BNC Financial Group was also rebranded as Bankwell Financial Group in 2013.

Director fees. Director fees totaled $650 thousand for the year ended December 31, 2014 and $330 thousand for the year ended December 31, 2013, representing fees paid to Board members to attend meetings. The increase in Director fees is a result of an increase in the number of meetings and increased number of directors.

FDIC insurance. We are subject to risked-based assessment fees by the FDIC for deposit insurance. For the years ended December 31, 2014 and 2013, FDIC insurance expense was $488 thousand and $333 thousand, respectively. The increase in FDIC insurance expense is driven by increased assessments as a result of increases in our asset base and deposits largely driven by mergers and acquisitions.

Amortization of intangibles. Amortization of intangibles for the years ended December 31, 2014 and 2013 totaled $133 thousand and $18 thousand, respectively. The increase in amortization of intangibles largely reflects amortization of the core deposit intangible recorded as a result of the Wilton and Quinnipiac acquisitions.

Merger and acquisition related expenses. Merger and acquisition related expenses primarily relate to legal, consulting, system conversion, severance and marketing expenses incurred as a result of our Quinnipiac acquisition. For the year ended December 31, 2014, these expenses totaled $1.8 million. The increase in merger and acquisition expenses is driven by costs associated with the acquisition of Quinnipiac Bank being higher than such costs incurred in 2013 related to the Wilton acquisition.

Year ended December 31, 2013 compared to year ended December 31, 2012

Noninterest expense was $22.1 million for the year ended December 31, 2013, compared to $17.9 million for the year ended December 31, 2012. The increase of $4.3 million, or 24%, largely reflects our ongoing strategic initiative efforts that began in 2012. These efforts have included hiring of some of our senior management team, evaluating and investing in core systems, maximizing core competencies, assessing loan and fee income diversification avenues and exploring alternative investment strategies to prepare for future growth. Additionally, we recorded one-time expenses of $908 thousand related to the Wilton Bank acquisition.

Salaries and employee benefits. Salaries and employee benefit costs are the largest component of noninterest expense and include employee payroll expense, equity and non-equity incentive compensation, health insurance, benefit plans and payroll taxes. Salaries and employee benefits increased by $2.1 million, or 23%, for the year ended December 31, 2013 compared to the same period in 2012, largely reflecting higher staffing levels and incentive accruals. Staffing increased to 106 full-time employees at December 31, 2013 from 85 at December 31, 2012, which included a new Chief Operating Officer position in April 2013 and the opening of a loan production office in July 2012. Additionally, the costs of employee benefits have risen significantly including a $243 thousand, or 73%, increase in medical and dental expenses.

Occupancy and equipment. Rent, depreciation and maintenance costs comprise the majority of occupancy and equipment expenses, which increased by $416 thousand, or 14%, in the year ended December 31, 2013, compared to the year ended December 31, 2012. The increase primarily related to costs associated with the relocation of two branch locations, which included approximately $300 thousand of fixed asset write-offs, a loan production office opened in July 2012, expansion of the corporate premises and investments related to technology and other equipment.

Data processing. Data processing expense for our core systems totaled $1.3 million for the year ended December 31, 2013, compared to $1.2 million for the year ended December 31, 2012.

Marketing. Marketing expenses for the years ended December 31, 2013 and 2012 totaled $927 thousand and $333 thousand, respectively. In addition to supporting loan and deposit growth, the increase of $594 thousand, or 178%, also reflects costs associated with consolidating and rebranding the Bank of New Canaan and the Bank of Fairfield under a single entity with the Bankwell Bank name. BNC Financial Group was also rebranded as Bankwell Financial Group. These changes became effective in September 2013.

Merger and acquisition related expenses. Merger and acquisition related expenses primarily relate to legal, consulting, system conversion, severance and marketing expenses incurred as a result of our the Wilton Bank acquisition. For the year ended December 31, 2013, these expenses totaled $908 thousand.

Income Taxes

Income tax expense for the years ended December 31, 2014, 2013 and 2012 totaled $2.2 million, $2.2 million and $657 thousand, respectively. The effective tax rates for the years ended December 31, 2014, 2013 and 2012, were 32.2%, 29.7% and 35.1%, respectively. The increase in the effective tax rate for the year ended December 31, 2014 is due to the gain on bargain purchase recognized in 2013. The decrease in the effective tax rate for the year ended December 31, 2013 reflects increases in nontaxable income, mainly the gain realized on the Wilton Bank acquisition.

Our net deferred tax asset at December 31, 2014, was $7.2 million, compared to $5.8 million, at December 31, 2013. The increase in the deferred tax asset at December 31, 2014 is primarily related to increases in deferred tax assets associated with the allowance for loan losses and deferred expenses. At December 31, 2014 and 2013, a valuation allowance against the deferred tax benefits of the state operating loss carry forwards and other state deferred tax assets totaled $806 thousand and $682 thousand, respectively, reflecting that it is more likely than not that some of these deferred tax assets will not be realized. At December 31, 2014, there were net operating loss carry forwards of approximately $9.3 million for state tax purposes that were available to reduce future state taxable income. See Note 12 to our Consolidated Financial Statements for further information regarding income taxes.

Financial Condition

Summary

Total assets at December 31, 2014 were $1.1 billion, an increase of $319.9 million, or 41%, from the December 31, 2013 balance of $779.6 million. This increase was primarily due to strong loan growth driven by the acquisition of Quinnipiac Bank and Trust Company and organic growth. Loans were $916.0 million at December 31, 2014, up by $294.2 million from December 31, 2013. Cash balances decreased by $33.5 million during 2014, reflecting deployment of capital raised in the IPO and purchases of investment securities. Also in the third quarter of 2014, we purchased $12.5 million of bank-owned life insurance to diversify our revenue sources and yield tax-free earnings.

Total liabilities at December 31, 2014 were $970.3 million, an increase of $260.2 million from the December 31, 2013 balance of $710.1 million. This increase was primarily due to an increase in deposits and FHLB advances. Shareholders’ equity totaled $129.2 million at December 31, 2014, an increase of $59.7 million, or 86%, from December 31, 2013, largely due to capital raised through the IPO and stock issued as a result of the Quinnipiac Bank acquisition. The Bank exceeded the regulatory minimum capital levels to be considered well-capitalized with total risk-based capital of 13.55% at December 31, 2014.

The Bank also had Tier 1 risk-based capital of 12.47% and Tier 1 capital to average assets ratio of 11.12% at December 31, 2014.

Loan Portfolio

The following table compares the composition of our loan portfolio for the dates indicated:

(In thousands)	2014		2013		Change
	Total	%	Total	%
Real estate loans:
Residential	$175,031	18.83%	$155,874	24.66%	$19,157
Commercial	521,181	56.06	316,533	50.08	204,648
Construction	63,229	6.80	51,545	8.16	11,684
Home equity	18,166	1.95	13,892	2.20	4,274
	777,607	83.64	537,844	85.10	239,763
Commercial business	149,259	16.05	93,566	14.80	55,693
Consumer	2,896	0.31	602	0.10	2,294
Total loans	$929,762	100.00%	$632,012	100.00%	$297,750

Primary loan categories

Residential real estate. Residential real estate loans increased by $19.2 million, or 12% at December 31, 2014 compared to December 31, 2013 and amounted to $175.0 million, representing 19% of total loans at December 31, 2014. We originate residential real estate mortgages for our loan portfolio and for sale in the secondary market. Loans may be sold with servicing retained or released. The mix and volume of residential mortgage loan originations vary in response to changes in market interest rates and customer preferences. During the years ended December 31, 2014 and 2013, the majority of our mortgage originations were comprised of adjustable-rate loans for our loan portfolio. The improving economy, sustained low interest rate environment and increased marketing efforts are all key factors in our ongoing strategy to grow our portfolio of residential real estate loans.

Interest only adjustable-rate mortgage loans comprise 38% of residential real estate loans and 7% of total loans. These loans are underwritten to the same standards as amortizing residential mortgage loans and generally have the same risk profile. We do not believe that these loans present any special risk due, in part, to borrower demographic (geographic location and per capita income), the high percentage of current appraisal values and our performance of stress testing prior to converting to an amortizing loan.

Commercial real estate. Commercial real estate loans were $521.2 million and represented 56% of our total loan portfolio, at December 31, 2014, a net increase of $204.6 million, or 65%, from December 31, 2013. Partially offsetting strong origination activity was the sale of $14.9 million of commercial real estate loans during 2014. We executed these sales to reduce our ratio of commercial real estate loans to total risk-based capital and to take advantage of favorable market conditions. Commercial real estate loan growth during these periods largely reflects experienced lenders in the marketplace and the ability to source quality opportunities, enhanced lending to existing customers and continued economic improvement in our market. Commercial real estate loans are secured by a variety of property types, including office buildings, retail facilities, commercial mixed use and multi-family dwellings.

Commercial business. Commercial business loans were $149.3 million and represented 16% of our total loan portfolio at December 31, 2014, compared to $93.6 million and 15%, of the total portfolio at December 31, 2013. Growth in our commercial business loans has been significant, largely reflecting our commitment to this segment, including small business lending. Commercial business loans primarily provide working capital, equipment financing, financing for leasehold improvements and financing for expansion and are generally secured by assignments of corporate assets, real estate and personal guarantees of the business owners.

Construction. Construction loans were $63.2 million at December 31 2014, up by $11.7 million from December 31, 2013, with $48.9 million attributable to commercial construction and $14.3 million attributable to residential construction. Construction loans totaled $51.5 million at December 31, 2013, of which $33.6 million were commercial construction and $17.9 million were residential construction. Commercial construction loans consist of commercial development projects, such as condominiums, apartment building and single-family subdivisions as well as office buildings, retail and other income producing properties and land loans, while residential construction loans are to individuals to finance the construction of residential dwellings for personal use.

Home equity. Home equity loans increased by $4.3 million, or 31%, during the year ended December 31, 2014 and totaled $18.2 million at December 31, 2014. The increase from the December 31, 2013 balance of $13.9 million primarily reflecting loans acquired from the Quinnipiac Bank and Trust Company. Total home equity loans consist of home equity lines of credit, which are secured by owner-occupied one- to four-family residential properties.

Consumer. Consumer loans totaled $2.9 million at December 31, 2014 compared to $602 thousand at December 31, 2013, reflecting loans acquired from the Quinnipiac Bank and Trust Company. Consumer loans are secured by passbook or certificate accounts, or automobiles, as well as unsecured personal loans and overdraft lines of credit.

We evaluate the appropriateness of our underwriting standards in response to changes in national and regional economic conditions, including such matters as market interest rates, energy prices, trends in real estate values, and employment levels. Based on our assessment of these matters, underwriting standards and credit monitoring activities are enhanced from time to time in response to changes in these conditions.

The following table presents an analysis of the maturity of our commercial real estate, construction and commercial business loan portfolios as of December 31, 2014.

	December 31, 2014
	Commercial	Commercial	Commercial
(In thousands)	Real Estate	Construction	Business	Total
Amounts due:
One Year or less	$15,694	$13,322	$25,918	$54,934
After one year:
One to five years	100,506	13,224	58,834	172,564
Over five years	404,981	22,335	64,507	491,823
Total due after one year	505,487	35,559	123,341	664,387
Total	$521,181	$48,881	$149,259	$719,321

The following table presents an analysis of the interest rate sensitivity of our commercial real estate, construction and commercial business loan portfolios due after one year of December 31, 2014.

	December 31, 2014
	Adjustable	Fixed Interest
(In thousands)	Interest Rate	Rate	Total
Commercial Real Estate	$209,905	$295,582	$505,487
Construction	3,359	32,200	35,559
Commercial Business	45,484	77,857	123,341
Total loans due after one year	$258,748	$405,639	$664,387

Asset Quality

We actively manage asset quality through our underwriting practices and collection operations. Our board of directors monitors credit risk management through two committees, the loan committee and the audit committee. The loan committee has primary oversight responsibility for the credit granting function including approval authority for credit granting policies, review of management’s credit granting activities and approval of large exposure credit requests. The audit committee oversees management’s systems and procedures to monitor the credit quality of our loan portfolio, conduct a loan review program, maintain the integrity of the loan rating system and determine the adequacy of the allowance for loan losses. These committees report the results of their respective oversight functions to our board of directors. In addition, our board of directors receives information concerning asset quality measurements and trends on a monthly basis. While we continue to adhere to prudent underwriting standards, our loan portfolio is not immune to potential negative consequences arising as a result of general economic weakness such as, a prolonged downturn in the housing market on a national scale. Decreases in real estate values could adversely affect the value of property used as collateral for loans. In addition, adverse changes in the economy could have a negative effect on the ability of borrowers to make scheduled loan payments, which would likely have an adverse impact on earnings.

The Company has established credit policies applicable to each type of lending activity in which it engages. The Company evaluates the creditworthiness of each customer and, in most cases, extends credit of up to 80% of the market value of the collateral, depending on the borrowers’ creditworthiness and the type of collateral. The market value of collateral is monitored on an ongoing basis and additional collateral is obtained when warranted. Real estate is the primary form of collateral. Other important forms of collateral are business assets, time deposits and marketable securities. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment to be based on the borrower’s ability to generate continuing cash flows. The Company’s policy for residential lending allows that, generally, the amount of the loan may not exceed 80% of the original appraised value of the property. In certain situations, the amount may be up to 90-95% LTV either with private mortgage insurance being required for that portion of the residential loan in excess of 80% of the appraised value of the property or where secondary financing is provided by a housing authority program second mortgage, a community’s low/moderate income housing program, a religious or civic organization. Private mortgage insurance is required for that portion of the residential first mortgage loan in excess of 80% of the appraised value of the property.

Credit risk management involves a partnership between our relationship managers and our credit approval, credit administration and collections personnel. Disciplined underwriting, portfolio monitoring and early problem recognition are important aspects of maintaining our high credit quality standards and low levels of nonperforming assets since our inception in 2002.

Acquired Loans. Loans acquired in acquisitions are initially recorded at fair value with no carryover of the related allowance for credit losses. Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that all contractually required payments will not be collected are initially recorded at fair value without recording an allowance for loan losses. Determining the fair value of the loans is determined using market participant assumptions in estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest.

Under the accounting model for acquired loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield”, is accreted into interest income over the life of the loans using the effective yield method. Accordingly, acquired loans are not subject to classification as nonaccrual in the same manner as originated loans. Rather, acquired loans are considered to be accruing loans because their interest income relates to the accretable yield recognized and not to contractual interest payments. The excess of the loan’s contractually required payments over the cash flows expected to be collected is the nonaccretable difference. As such, chargeoffs on acquired loans are first applied to the nonaccretable difference and then to any allowance for loan losses recognized subsequent to the acquisition. A decrease in expected cash flows in subsequent periods may indicate that the loan pool is impaired, which would require the establishment of an allowance for loan losses by a charge to the provision for loan losses.

Nonperforming Assets. Nonperforming assets include nonaccrual loans and property acquired through foreclosures or repossession. The following tables present nonperforming assets and additional asset quality data for the dates indicated:

	At December 31,
(In thousands)	2014	2013	2012	2011	2010
Nonaccrual loans:
Real estate loans:
Residential	$-	$1,003	$2,137	$2,166	$974
Commercial	3,220	-	1,817	307	-
Construction	-	-	-	1,175	1,300
Home equity	-	-	-	90	-
Commercial business	142	-	-	-	-
Total non accrual loans	3,362	1,003	3,954	3,738	2,274
Property acquired through foreclosure or repossession, net	950	829	962	-	-
Total nonperforming assets	$4,312	$1,832	$4,916	$3,738	$2,274

Nonperforming assets to total assets	0.39%	0.23%	0.81%	0.78%	0.57%
Nonaccrual loans to total loans	0.36%	0.16%	0.75%	1.01%	0.79%
Total past due loans to total loans	0.86%	0.73%	0.75%	1.01%	0.79%

Accruing loans 90 days or more past due	$1,998	$3,620	$-	$-	$-

Non-performing assets exclude acquired loans that are accounted for as purchased credit impaired loans, which totaled $1.9 million at December 31, 2014. Such loans otherwise meet our definition of a nonperforming loan but are excluded because the loans are included in loan pools that are considered performing. These loans are, however, 90 days or more past due and reflected as such in the table. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are accounted for on either a pool or individual basis and the accretable yield is being recognized as interest income over the life of the loans based on expected cash flows.

Nonperforming assets totaled $4.3 million and represented 0.39% of total assets at December 31, 2014, compared to $1.8 million and 0.23% of total assets at December 31, 2013.

Nonaccrual loans totaled $3.4 million at December 31, 2014, an increase of $2.4 million from December 31, 2013, a direct result of significant growth in our loan portfolio. Foreclosed real estate was $950 thousand at December 31, 2014 an increase of $121 thousand compared to December 31, 2013, reflecting foreclosed real estate acquired from Wilton Bank and Quinnipiac Bank and Trust Company.

Nonaccrual Loans. Loans greater than 90 days past due are put on nonaccrual status. Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful. Interest previously accrued, but uncollected, is reversed against current period income. Subsequent interest payments received on nonaccrual loans are recognized as interest income, or recorded as a reduction of principal if full collection of the loan is doubtful or if impairment of the collateral is identified. A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt. Total nonaccrual loans were $3.4 million at December 31, 2014, consisting of one commercial real estate mortgage loan and one residential mortgage loan.

At December 31, 2014, there were no commitments to lend additional funds to any borrower on nonaccrual status.

Interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the years ended December 31, 2014, 2013 and 2012 was $8 thousand, $23 thousand and $276 thousand, respectively. The amount of actual interest income recognized on these loans was $190 thousand, $8 thousand and $113 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

Past Due Loans. When a loan is 15 days past due, we send the borrower a late notice. We also contact the borrower by phone if the delinquency is not corrected promptly after the notice has been sent. When the loan is 30 days past due, we mail the borrower a letter reminding the borrower of the delinquency, and attempt to contact the borrower personally to determine the reason for the delinquency and ensure the borrower understands the terms of the loan. If necessary, subsequent delinquency notices are issued and the account will be monitored on a regular basis thereafter. By the 90th day of delinquency, we will send the borrower a final demand for payment and may recommend foreclosure. A summary report of all loans 30 days or more past due is provided to our board of directors each month. Generally, loans greater than 90 days past due are put on nonaccrual status. The delinquency status of acquired loans accounted for as purchased credit impaired loans are determined in accordance with their contractual repayment terms. At December 31, 2014, accruing purchased credit impaired loans greater than 90 days past due totaled $1.9 million.

The following table presents past due loans as of December 31, 2014 and 2013:

	31-60 Days	61-90 Days	Greater Than	Total Past
(In thousands)	Past Due	Past Due	90 Days	Due
As of December 31, 2014
Originated Loans
Residential real estate	$-	$-	$-	$-
Commercial real estate	-	-	3,436	3,436
Commercial business	-	-	-	-
Consumer	-	-	-	-
Total originated loans	-	-	3,436	3,436
Acquired Loans
Residential real estate	339	-	294	633
Commercial real estate	685	677	836	2,198
Construction	-	-	835	835
Home Equity	-	40	-	40
Commercial business	178	386	305	869
Consumer	3	-	-	3
Total acquired loans	1,205	1,103	2,270	4,578
Total loans	$1,205	$1,103	$5,706	$8,014

As of December 31, 2013
Originated Loans
Residential real estate	$-	$-	$1,003	$1,003
Total originated loans	-	-	1,003	1,003
Acquired Loans
Commercial real estate	-	-	797	797
Construction	-	-	2,508	2,508
Commercial business	-	-	315	315
Total acquired loans	-	-	3,620	3,620
Total loans	$-	$-	$4,623	$4,623

At December 31, 2014, total past due loans totaled $8.0 million and consisted of two originated commercial mortgage loans and 35 acquired loans. At December 31, 2013, total past due loans totaled $4.6 million and consisted of one originated loan for a residential property in the midst of the probate process and 14 acquired loans. The past due acquired loans primarily consist of residential construction loans including a four unit condominium property and a single family residence.

Troubled Debt Restructurings. Loans are considered restructured in a troubled debt restructuring when we have granted concessions to a borrower due to the borrower’s financial condition that we otherwise would not have considered. These concessions may include modifications of the terms of the debt such as reduction of the stated interest rate other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, rather than aggressively enforcing the collection of the loan, may benefit us by increasing the ultimate probability of collection.

Restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan. Loans which are already on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers such loans for return to accruing status. Accruing restructured loans are placed into nonaccrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term. Through December 31, 2014, all troubled debt restructured loans were accruing at the time of the restructure.

Troubled debt restructurings are reported as such for at least one year from the date of the restructuring. In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement. As of December 31, 2014 there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The following table presents information on troubled debt restructured loans:

	December 31,
(In thousands)	2014	2013	2012	2011	2010
Accruing troubled debt restructured loans:
Residential real estate	$1,965	$864	$864	$-	$-
Commercial real estate	216	-	194	203	2,218
Construction	-	-	-	-	1,415
Home equity	92	97	-	-	-
Commercial business	1,338	642	794	57	-
Accruing troubled debt restructured loans	3,611	1,603	1,852	260	3,633
Nonaccrual troubled debt restructured loans:
Commercial real estate	-	-	-	-	-
Nonaccrual troubled debt restructured loans	-	-	-	-	-
Total troubled debt restructured loans	$3,611	$1,603	$1,852	$260	$3,633

As of December 31, 2014 and 2013, loans classified as troubled debt restructurings totaled $3.6 million and $1.6 million, respectively. The $3.6 million balance at December 31, 2014 consists of 9 loans. The TDR additions for 2014 consisted of 2 commercial real estate loans and 4 commercial business loans. The $1.6 million balance at December 31, 2013 consists of three loans. The largest troubled debt restructured loan is a residential real estate loan, which included a modification of certain payment terms and a below market interest rate reduction on the portion of the loan which exceeded 80% of the loan to value ratio. The second largest troubled debt restructured loan is a commercial business loan secured by business assets and included the modification of certain payment terms to extend the loan amortization period and a below market interest rate reduction.

Potential Problem Loans. We classify certain loans as “special mention”, “substandard”, or “doubtful”, based on criteria consistent with guidelines provided by our banking regulators. Potential problem loans represent loans that are currently performing, but for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. These loans are not included in the amounts of nonaccrual or restructured loans presented above. We cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses. We have identified approximately $9.3 million in potential problem loans at December 31, 2014. Potential problem loans are assessed for loss exposure using the methods described in Note 7 to our Consolidated Financial Statements under the caption “Credit Quality Indicators”.

We expect the levels of non-performing assets and potential problem loans to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with our degree of success in resolving problem assets. We take a proactive approach with respect to the identification and resolution of problem loans. However, given the current state of the U.S. economy and, more specifically, the real estate market, the level of non-performing assets may increase in future periods.

Allowance for Loan Losses

Establishing an appropriate level of allowance for loan losses, necessarily involves a high degree of judgment. We use a methodology to systematically measure the amount of estimated loan loss exposure inherent in our loan portfolio for purposes of establishing a sufficient allowance for loan losses. We evaluate the adequacy of the allowance at least quarterly, and in determining our allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of our allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates and subsequent recoveries, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. See additional discussion regarding our allowance for loan losses under the caption “— Critical Accounting Policies and Estimates”.

Our allowance for loan losses is our best estimate of the probable loan losses inherent in our loan portfolio as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.

Our general practice is to identify problem credits early and recognize full or partial charge-offs as promptly as practicable when it is determined that it is probable that the loan will not be repaid according to its original contractual terms, including principal and interest. Full or partial charge-offs on collateral dependent impaired loans are recognized when the collateral is deemed to be insufficient to support the carrying value of the loan. We do not recognize a recovery when an updated appraisal indicates a subsequent increase in value of the collateral.

Our charge-off policies, which comply with standards established by our banking regulators, are consistently applied from period to period. Charge-offs are recorded on a monthly basis, as incurred. Partially charged-off loans continue to be evaluated on a monthly basis and additional charge-offs or loan loss provisions may be recorded on the remaining loan balance based on the same criteria.

The estimation of loan loss exposure inherent in our loan portfolio includes, among other procedures, identification of loss allocations for individual loans deemed to be impaired in accordance with GAAP, and loss allocation factors for non-impaired loans based on Peer bank data, historical loss experience, credit grade, delinquency factors and other similar credit quality indicators, adjusted for qualitative factors. We periodically reassess and revise the loss allocation factors used in the assignment of loss exposure to appropriately reflect our analysis of migrational loss experience. We analyze historical loss experience in the various portfolios over periods deemed to be relevant to the inherent risk of loss in the respective portfolios as of the balance sheet date. Revisions to loss allocation factors are not retroactively applied.

The methodology we use to measure the amount of estimated loan loss exposure includes an analysis of individual loans deemed to be impaired. Impaired loans are loans for which it is probable that we will not be able to collect all amounts due according to the contractual terms of the loan agreements and all loans restructured in a troubled debt restructuring. Impaired loans do not include large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, which consist of most residential mortgage loans and consumer loans. Impairment is measured on a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or if the loan is collateral dependent, at the fair value of the collateral less costs to sell. For collateral dependent loans, we may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from our knowledge of circumstances associated with the property.

The following table presents the activity in our allowance for loan losses and related ratios:

	December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Balance at beginning of period	$8,382	$7,941	$6,425	$5,440	$4,380
Charge-offs:
Residential real estate	-	-	(261)	-	-
Commercial real estate	-	(166)	-	-	-
Construction	(100)	-	(60)	(84)	(254)
Home equity	-	-	-	-	-
Consumer	(3)	(4)	(5)	-	(6)
Total charge-offs	(103)	(170)	(326)	(84)	(260)
Recoveries:
Consumer	425	26	21	20	9
Commercial Business	4	-	-	-	-
Total recoveries	429	26	21	20	9
Net (recoveries) charge-offs	(326)	144	305	64	251
Provision charged to earnings	2,152	585	1,821	1,049	1,311
Balance at end of period	$10,860	$8,382	$7,941	$6,425	$5,440
Net (recoveries) charge-offs to average loans	(0.05)%	0.03%	0.07%	0.02%	0.09%
Allowance for loan losses to total loans	1.17%	1.33%	1.50%	1.74%	1.87%

At December 31, 2014, our allowance for loan losses was $10.9 million and represented 1.17% of total loans, compared to $8.4 million and 1.33% of total loans, at December 31, 2013. The decline in the ratio of allowance for loan losses to total loans is driven by loans acquired from the Quinnipiac bank acquisition that were recorded at fair value with no carryover of the related allowance for loan losses. For the years ended December 31, 2014, 2013 and 2012, the provision for loan losses charged to earnings totaled $2.2 million, $585 thousand and $1.8 million, respectively. Net recoveries for the year ended December 31, 2014 were $326 thousand and represented 0.05% of average loans, primarily reflecting a recovery on a consumer loan. For the year ended December 31, 2013, net charge-offs were $144 thousand and represented 0.03% of average loans, primarily reflecting a charge-off associated with an impaired commercial real estate loan that was paid off.

The carrying amount of total impaired loans at December 31, 2014 was $8.3 million and consisted of 8 commercial business loans, 5 commercial real estate loans, 1 residential real estate loan and 1 home equity loan. This compares to a carrying amount of $3.7 million for total impaired loans at December 31, 2013. The amount of allowance for loan losses related to impaired loans was $33 thousand and $145 thousand, respectively, at December 31, 2014 and 2013.

The following tables present the allocation of the allowance for loan losses and the percentage of these loans to total loans. The allocation below is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of any future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb any losses in any category.

	At December 31,
	2014		2013		2012
		Percent of		Percent of		Percent of
		Loan		Loan		Loan
(Dollars in thousands)	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
Residential real estate	$1,431	18.83%	$1,310	24.66%	$1,230	27.22%
Commercial real estate	5,480	56.06	3,616	49.96	3,842	53.73
Construction	1,102	6.80	1,032	8.15	929	6.25
Home equity	205	1.95	190	2.14	220	2.08
Commercial business	2,638	16.05	2,225	14.96	1,718	10.71
Consumer	4	0.31	9	0.13	2	0.01
Unallocated	-	-	-	-	-	-
Total allowance for loan losses	$10,860	100.00%	$8,382	100.00%	$7,941	100.00%

	At December 31,
	2011		2010
		Percent of		Percent of
		Loan		Loan
(Dollars in thousands)	Amount	Portfolio	Amount	Portfolio

Residential real estate	$1,290	28.37%	$1,053	36.08%
Commercial real estate	2,519	47.10	1,806	38.58
Construction	1,007	10.95	951	13.20
Home equity	274	4.01	313	5.77
Commercial business	1,317	9.49	744	6.14
Consumer	11	0.08	20	0.23
Unallocated	7	-	553	-
Total allowance for loan losses	$6,425	100.00%	$5,440	100.00%

The allocation of the allowance for loan losses at December 31, 2014 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the allowance for loan losses at December 31, 2014 is appropriate to cover probable losses.

Investment Securities

We manage our investment securities portfolio to provide a readily available source of liquidity for balance sheet management, to generate interest income and to implement interest rate risk management strategies. Investment securities are designated as either available-for-sale, held to maturity or trading at the time of purchase. We do not currently maintain a portfolio of trading securities. Investment securities available-for-sale may be sold in response to changes in market conditions, prepayment risk, rate fluctuations, liquidity, or capital requirements. Investment securities available-for-sale are reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of tax, until realized. Investment securities held to maturity are reported at amortized cost.

The amortized cost and fair value of investment securities as of the dates indicated are presented in the following table:

	December 31,
	2014		2013		2012
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available for sale:
U.S Government and agency obligations	$24,554	$24,418	$5,997	$5,688	$5,997	$6,005
State agency and municipal obligations	17,797	18,584	11,605	12,132	17,036	18,531
Corporate bonds	16,035	16,325	9,166	9,566	13,681	14,556
Government mortgage-backed securities	5,567	5,682	1,133	1,211	1,872	1,966
Total securities available for sale	$63,953	$65,009	$27,901	$28,597	$38,586	$41,058

Securities held to maturity:
U.S Government and agency obligations	$1,010	$1,010	$1,021	$1,019	$-	$-
State agency and municipal obligations	9,179	9,179	11,461	11,461	3,903	3,903
Corporate bonds	1,000	985	1,000	973	1,000	904
Government mortgage-backed securities	265	296	334	362	451	485
Total securities held to maturity	$11,454	$11,470	$13,816	$13,815	$5,354	$5,292

At December 31, 2014, the carrying value of our investment securities portfolio totaled $76.5 million and represented 7% of total assets, compared to $42.4 million and 5% of total assets at December 31, 2013. This increase of $34.1 million, or 80%, primarily reflects purchases outpacing maturities. There were no Sales of available-for-sale securities during the year ended December 31, 2014.

The net unrealized gain position on our investment portfolio at December 31, 2014 and 2013 was $1.1 million and $695 thousand, respectively and included gross unrealized losses of $290 thousand and $349 thousand, respectively, as of December 31, 2014 and 2013. The gross unrealized losses at December 31, 2014 and 2013 were concentrated in U.S. Government and agency obligations reflecting interest rate fluctuation. At December 31, 2014, we determined that there had been no deterioration in credit quality subsequent to purchase and believes that all unrealized losses are temporary. All of our investment securities are investment grade.

The following tables summarize the amortized cost and weighted average yield of debt securities in our investment securities portfolio as of December 31, 2014 and 2013, based on remaining period to contractual maturity. Information for mortgage-backed securities is based on the final contractual maturity dates without considering repayments and prepayments.

At December 31, 2014	Due Within 1 Year		Due 1 - 5 Years		Due 5 - 10 Years		Due After 10 Years
(In thousands)	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
Securities available for sale:
U.S Government and agency obligations	$497	2.24%	$3,998	1.43%	$17,055	2.50%	$3,004	2.56%
State agency and municipal obligations	-	-	-	-	9,297	3.13	8,500	3.83
Corporate bonds	5,764	1.77	4,150	4.26	6,121	2.38	-	-
Government mortgage-backed securities	-	-	99	2.64	-	-	5,468	2.36
Total securities available for sale	$6,261	1.81%	$8,247	2.87%	$32,473	2.66%	$16,972	3.13%

Securities held to maturity:
U.S Government and agency obligations	$1,010	0.27%	$-	-%	$-	-%	$-	-%
State agency and municipal obligations	-	-	-	-	-	-	9,179	4.50
Corporate bonds	-	-	-	-	1,000	2.69	-	-
Government mortgage-backed securities	-	-	-	-	-	-	265	5.06
Total securities held to maturity	$1,010	0.27%	$-	-%	$1,000	2.69%	$9,444	4.52%

At December 31, 2013	Due Within 1 Year		Due 1 - 5 Years		Due 5 - 10 Years		Due After 10 Years
(In thousands)	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
Securities available for sale:
U.S Government and agency obligations	$-	-%	$1,000	1.29%	$4,997	1.51%	$-	-%
State agency and municipal obligations	-	-	-	-	3,125	4.07	8,480	4.20
Corporate bonds	-	-	9,166	4.28	-	-	-	-
Government mortgage-backed securities	-	-	-	-	-	-	1,133	5.23
Total securities available for sale	$-	-%	$10,166	3.99%	$8,122	2.49%	$9,613	4.32%

Securities held to maturity:
U.S Government and agency obligations	$-	-%	$1,021	1.38%	$-	-%	$-	-%
State agency and municipal obligations	-	-	-	-	-	-	11,461	4.50
Corporate bonds	-	-	-	-	1,000	2.90	-	-
Government mortgage-backed securities	-	-	-	-	-	-	334	5.50
Total securities held to maturity	$-	-%	$1,021	1.38%	$1,000	2.90%	$11,795	4.53%

Bank Owned Life Insurance or BOLI

BOLI amounted to $23.0 million as of December 31, 2014, reflecting our purchase of $10.0 million and $12.5 million in life insurance coverage in the fourth quarter of 2013 and the third quarter of 2014, respectively. The purchase of life insurance policies results in an income-earning asset on our consolidated balance sheet that provides monthly tax-free income to us and also provides a means to mitigate increasing employee benefit costs. We expect to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. BOLI is included in our Consolidated Balance Sheets at its cash surrender value. Increases in the cash surrender value are reported as a component of noninterest income in our Consolidated Statements of Income.

Deposit Activities and Other Sources of Funds

Our sources of funds include deposits, brokered certificates of deposit, FHLBB borrowings and proceeds from the sales, maturities and payments of loans and investment securities. Total deposits represented 76% of our total assets at December 31, 2014. While scheduled loan and securities repayments are a relatively stable source of funds, loan and investment security prepayments and deposit inflows are influenced by prevailing interest rates and local economic conditions and are inherently uncertain.

Deposits

We offer a wide variety of deposit products and rates to consumer and business customers consistent with FDIC regulations. Our pricing committee meets regularly to determine pricing and marketing initiatives. In addition to being an important source of funding for us, deposits also provide an ongoing stream of fee revenue.

We participate in the Certificate of Deposit Account Registry Service, or CDARS, program. We use CDARS to place customer funds into certificate of deposit accounts issued by other participating banks. These transactions occur in amounts that are less than FDIC insurance limits to ensure that deposit customers are eligible for FDIC insurance on the full amount of their deposits. Reciprocal amounts of deposits are received from other participating banks that do the same with their customer deposits, and, to a lesser extent, we also execute one-way buy transactions. CDARS deposits are considered to be brokered deposits for bank regulatory purposes. We consider the reciprocal deposit balances to be in-market deposits as distinguished from traditional out-of-market brokered deposits.

Time deposits may also be generated through the use of a listing service. We subscribe to a listing service, accessible to financial institutions, in which we may advertise our time deposit rates in exchange for a set subscription fee. Interested financial institutions then contact us directly to acquire a time certificate of deposit. There is no third party brokerage service involved in this transaction.

The following table sets forth the composition of our deposits for the dates indicated:

			At December 31,
		2014			2013
			Weighted			Weighted
			Average			Average
(Dollars in thousands)	Amount	Percent	Rate	Amount	Percent	Rate
Noninterest-bearing demand	$166,030	19.87%	-%	$118,618	17.93%	-%
NOW	60,321	7.22	0.11	73,652	11.13	0.12
Money Market	216,180	25.88	0.46	164,579	24.88	0.45
Savings	84,457	10.11	0.33	107,692	16.28	0.46
Time	308,451	36.92	0.88	197,004	29.78	0.72
Total Deposits	$835,439	100.00%	0.58%	$661,545	100.00%	0.43%

74

		2012
			Weighted
			Average
(Dollars in thousands)	Amount	Percent	Rate
Noninterest-bearing demand	$78,120	16.91%	-%
NOW	33,722	7.30	0.14
Money Market	94,090	20.36	0.68
Savings	136,101	29.45	0.82
Time	120,048	25.98	0.71
Total Deposits	$462,081	100.00%	0.56%

Total deposits were $835.4 million at December 31, 2014, an increase of $173.9 million, or 26%, from the year ended December 31, 2013. Of the total increase, $100.6 million, or 58%, was attributable to deposits acquired as a result of the Quinnipiac Bank and Trust Company acquisition.

Time deposits, excluding CDARS, increased by $64.9 million, or 39%, from year-end 2013, reflecting time deposits acquired from Quinnipiac Bank and Trust Company. Time deposits, excluding CDARS were $232.4 million at December 31, 2014 compared to the December 31, 2013 balance of $167.4 million and CDARS deposits were $76.1 million at December 31, 2014 compared to $29.6 million at December 31, 2013. Reciprocal customer deposits comprised $25.9 million, or 35%, of our total CDARS balance at December 31, 2014.

During 2014, money market accounts increased $51.6 million, or 31%, reflecting promotions for our premium money market accounts including an attractive guaranteed rate for six months. Noninterest-bearing demand deposits grew by $47.4 million, or 40%, and NOW accounts decreased $13.3 million, or 18% due to customer withdrawals outpacing new deposits. Savings accounts were $84.5 million at December 31, 2014, down by $23.2 million, or 22%, from December 31, 2013.

At December 31, 2014 and 2013, time deposits and CDARS, with a denomination of $100 thousand or more totaled $239.8 million and $150.8 million, respectively, maturing during the periods indicated in the table below:

	December 31,
(Dollars in thousands)	2014	2013
Maturing:
Within 3 months	$47,918	$71,221
After 3 but within 6 months	49,511	22,236
After 6 months but within 1 year	92,502	40,204
After 1 year	49,885	17,152
Total	$239,816	$150,813

The Bank is a member of the FHLBB, which is part of a twelve district Federal Home Loan Bank System. Members are required to own capital stock of the FHLBB, and borrowings are collateralized by qualifying assets not otherwise pledged (principally single-family residential mortgage loans and securities). The maximum amount of credit that the FHLBB will extend varies from time to time, depending on its policies and the amount of qualifying collateral the member can pledge. The Bank had satisfied its collateral requirement at December 31, 2014.

We utilize advances from the FHLBB as part of our overall funding strategy and to meet short-term liquidity needs. Total FHLBB advances were $129.0 million at December 31, 2014 compared to $44.0 million at December 31, 2013. The increase of $85.0 million reflects increased demand for FHLBB borrowings to meet short term liquidity needs.

Advances payable to the FHLBB include short-term advances with original maturity dates of one year or less. The following table sets forth certain information concerning short-term FHLBB advances as of and for the periods indicated in the following table:

(Dollars in thousands)	Year Ended December 31,
As of and for the period ending:	2014	2013	2012
Average amount outstanding during the period	$37,129	$39,167	$29,250
Amount outstanding at end of period	107,000	12,000	51,000
Highest month end balance during the period	107,000	60,000	51,000
Weighted average interest rate at end of period	0.26%	0.41%	0.21%
Weighted average interest rate during the period	0.23%	0.28%	0.23%

Derivative Instruments

The Company uses interest rate swap instruments to fix the interest rate on its FHLB borrowings, all of which are designated as cash flow hedges. The hedge strategy converts the LIBOR based rate of interest on certain FHLB advances to fixed interest rates, thereby protecting the Bank from floating interest rate variability. At December 31, 2014, the Company held derivative financial instruments with a total notional amount of $50 million.

Information about derivative instruments at December 31, 2014 was as follows:

	Notional				Fair
(Dollars in thousands)	Amount	Maturity	Received	Paid	Value

Cash flow hedge:
Interest rate swap on FHLB advance	$25,000	4.7 years	0.26%	1.62%	$(73)
Interest rate swap on forward -starting FHLB advance	$25,000	5.0 years	0.26%	1.83%	$(113)

Liquidity and Capital Resources

Liquidity Management

Liquidity is defined as the ability to generate sufficient cash flows to meet all present and future funding requirements at reasonable costs. Our primary source of liquidity is deposits. While our generally preferred funding strategy is to attract and retain low cost deposits, our ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term advances and other borrowings), cash flows from our investment securities portfolios, loan repayments and earnings. Investment securities designated as available-for-sale may also be sold in response to short-term or long-term liquidity needs.

Our and the Bank’s liquidity positions are monitored daily by management. The Bank’s board of directors has authorized our ALCO, as ALCO for the Bank’s board of directors. ALCO establishes guidelines to ensure maintenance of prudent levels of liquidity. ALCO reports to the Bank’s board of directors, as well as our board of directors.

The Bank has a detailed liquidity funding policy and a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity. We employ a stress testing methodology to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of “business as usual” cash flows. The Bank has established collateralized borrowing capacity with the Bankers’ Bank Northeast and also maintains additional collateralized borrowing capacity with the FHLBB in excess of levels used in the ordinary course of business. Our sources of liquidity include cash, unpledged investment securities, borrowings from the FHLBB and the brokered deposit market. At December 31, 2014, our liquidity sources totaled $578.7 million and represented 53% of total assets, compared to $424.1 million and 54% of total assets at December 31, 2013 and $194.0 million and 32% of total assets at December 31, 2012.

Capital Resources

Total shareholders’ equity was $129.2 million at December 31, 2014, compared to $69.5 million at December 31, 2013. The $59.7 million, or 86%, increase is primarily a result of the approximately $45 million net raised in the IPO and from shares issued as a result of the Quinnipiac Bank and Trust Company acquisition. The ratio of total equity to total assets was 11.75% at December 31, 2014, which compares to 8.91% at December 31, 2013. Tangible book value per common share at December 31, 2014 and 2013 was $16.35 and $15.46, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets, as defined by regulation. At December 31, 2014, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At December 31, 2014, the Bank’s ratio of total capital to risk-weighted assets was 13.55%, Tier 1 capital to risk-weighted assets was 12.47% and Tier 1 capital to average assets was 11.12%.

In 2011, we elected to participate in the Treasury’s Small Business Lending Fund Program, or SBLF. The SBLF is a $30 billion fund established under the Small Business Jobs Act of 2010 to encourage lending to small businesses by providing Tier 1 Capital to qualified community banks with assets of less than $10 billion. The SBLF funding expanded our ability to lend to small businesses, which will in turn help stimulate the economy and promote job growth.

On August 4, 2011, the Treasury approved our request to repay the Treasury’s preferred stock investment through participation in the SBLF. We sold 10,980 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series C, no par value, or Series C Preferred Stock, having a liquidation preference of $1,000 per preferred share, to the Treasury and simultaneously repurchased all of the Series A Preferred Stock and Series B Preferred Stock sold to the Treasury in 2009. The transaction resulted in net capital proceeds to us of $5.9 million, of which at least 90% was invested in the Banks as Tier 1 Capital.

Our shareholders are entitled to dividends when and if declared by our board of directors out of funds legally available. Connecticut law prohibits us from paying cash dividends except from our net profits, which are defined by state statutes. The payment of dividends is subject to additional restrictions in connection with our Series C Preferred Stock. In the years ended December 31, 2014, 2013 and 2012, we paid cash dividends on our Series C Preferred Stock of $110 thousand, $111 thousand and $132 thousand, respectively. To date, we have not declared or paid dividends on our common stock. We did not repurchase any of our common stock during the years ended December 31, 2014, 2013 or 2012.

Contractual Obligations

The following table summarizes our contractual obligations to make future payments as of December 31, 2014. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

(in thousands)		Payments Due by Period
		Less Than	1-3	4-5	After
Contractual Obligations:	Total	1 Year	Years	Years	5 Years
FHLB advances	$129,000	$109,000	$20,000	$-	$-
Operating lease agreements	9,286	1,788	2,926	1,636	2,936
Time deposits with stated maturity dates	308,451	244,674	44,119	19,658	-
Total contractual obligations	$446,737	$355,462	$67,045	$21,294	$2,936

Off-Balance Sheet Instruments

In the normal course of business, we are a party to financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements. The contractual amounts of these instruments reflect the extent of involvement we have in particular classes of financial instruments.

We enter into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Bank’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Bank minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

Commitments to extend credit totaled $156.4 million and $117.9 million, respectively at December 31, 2014 and 2013. The following table summarizes our commitments to extend credit as of the dates indicated. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. We manage our liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that we will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.

As of December 31, 2014
(in thousands)	Amount of Commitment Expiration per Period
		Less Than	1-3	4-5	After
Other Commitments:	Total	1 Year	Years	Years	5 Years
Loan Commitments	$83,013	$52,370	$14,791	$2,556	$13,296
Undisbursed construction loans	61,095	9,218	11,104	-	40,773
Unused home equity lines of credit	12,340	138	799	781	10,622
Total other commitments	$156,448	$61,726	$26,694	$3,337	$64,691

As of December 31, 2013
(in thousands)	Amount of Commitment Expiration per Period
		Less Than	1-3	4-5	After
Other Commitments:	Total	1 Year	Years	Years	5 Years
Loan Commitments	$61,633	$35,236	$7,528	$5,267	$13,602
Undisbursed construction loans	44,670	7,613	6,600	-	30,457
Unused home equity lines of credit	11,575	143	823	1,061	9,548
Total other commitments	$117,878	$42,992	$14,951	$6,328	$53,607

Recently Issued Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements for details of recently issued accounting pronouncements and their expected impact on our financial statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Asset/Liability Management and Interest Rate Risk

An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action. Our ALCO facilitates and manages this process with the primary goal of maximizing net income and net economic value over time in changing interest rate environments, subject to board of director approved risk limits. ALCO regularly reviews various earnings at risk scenarios for changes in rates, as well as longer-term earnings at risk greater than five years.

The principal strategies we use to manage interest rate risk include (i) emphasizing the origination, purchase and retention of adjustable rate loans, and the origination and purchase of loans with maturities matched with those of the deposits and borrowings funding the loans, (ii) investing in debt securities with relatively short maturities and/or average lives and (iii) classifying a significant portion of its investment portfolio as available for sale so as to provide sufficient flexibility in liquidity management. By our strategy of limiting the Bank’s risk to rising interest rates, we are also limiting the benefit of falling interest rates.

We measure interest rate risk using simulation analysis to calculate earnings and equity at risk. These risk measures are quantified using simulation software from one of the leading firms in the field of asset/liability modeling. Key assumptions relate to the behavior of interest rates and spreads, prepayment speeds and the run-off of deposits. From such simulations, interest rate risk, or IRR, is quantified and appropriate strategies are formulated and implemented. We manage IRR by using two primary risk measurement techniques: simulation of net interest income and simulation of economic value of equity. These two measurements are complementary and provide both short-term and long-term risk profiles for us. Because income simulations assume that our balance sheet will remain static over the simulation horizon, the results do not reflect adjustments in strategy that ALCO could implement in response to rate shifts.

We use net interest income at risk simulation to measure the sensitivity of net interest income to changes in market rates over a forward twelve-month period. This simulation captures underlying product behaviors, such as asset and liability repricing dates, balloon dates, interest rate indices and spreads, rate caps and floors, as well as other behavioral attributes. The simulation of net interest income also requires a number of key assumptions such as: (i) future balance sheet volume and mix assumptions that are management judgments based on estimates and historical experience; (ii) prepayment projections for loans and securities that are projected under each interest rate scenario using internal and external mortgage analytics; (iii) new business loan rates that are based on recent new business origination experience; and (iv) deposit pricing assumptions that are based on Office of the Comptroller of the Currency, or OCC, guidelines for non-maturity deposits reflecting the Bank’s limited history and management judgment. Combined, these assumptions can be inherently uncertain, and as a result, actual results may differ from simulation forecasts due to the timing, magnitude and frequency of interest rate changes, future business conditions, as well as unanticipated changes in management strategies.

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

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning December 31, 2014 and 2013:

Parallel Ramp	Estimated Percent Change
	in Net Interest Income
	At December 31,
Rate Changes (basis points)	2014	2013
-100	(0.95)%	(0.73)%
+200	(4.00)	(3.63)

Parallel Shock	Estimated Percent Change
	in Net Interest Income
	At December 31,
Rate Changes (basis points)	2014	2013
-100	(3.26)%	(1.97)%
+100	(3.07)	(3.18)
+200	(5.61)	(5.93)
+300	(9.00)	(10.20)

The net interest income at risk simulation results indicate that as of December 31, 2014, we remain liability sensitive. The liability sensitivity is due to the expansion in the balance sheet due to the Quinnipiac Bank and Trust acquisition and the addition of short-term FHLB advances .

We conduct economic value of equity at risk simulation in tandem with net interest income simulations, to ascertain a longer term view of our interest rate risk position by capturing longer-term re-pricing risk and options risk embedded in the balance sheet. It measures the sensitivity of economic value of equity to changes in interest rates. Economic value of equity at risk simulation values only the current balance sheet and does not incorporate the growth assumptions used in income simulation. As with the net interest income simulation, this simulation captures product characteristics such as loan resets, repricing terms, maturity dates, rate caps and floors. Key assumptions include loan prepayment speeds, deposit pricing elasticity and non-maturity deposit attrition rates. These assumptions can have significant impacts on valuation results as the assumptions remain in effect for the entire life of each asset and liability. We conduct non-maturity deposit behavior studies on a periodic basis to support deposit assumptions used in the valuation process. All key assumptions are subject to a periodic review.

Base case economic value of equity at risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates. The base case scenario assumes that future interest rates remain unchanged.

The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:

Parallel Shock	Estimated Percent Change
	in Economic Value of Equity
	At December 31,
Rate Changes (basis points)	2014	2013
-100	(0.50)%	(4.30)%
+100	(8.50)	(9.30)
+200	(18.20)	(20.10)
+300	(26.90)	(29.20)

While ALCO reviews and updates simulation assumptions and also periodically back-tests the simulation results to ensure that the assumptions are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk or future net interest margin. Over time, the repricing, maturity and prepayment characteristics of financial instruments and the composition of our balance sheet may change to a different degree than estimated. Simulation modeling assumes a static balance sheet, with the exception of certain modeled deposit mix shifts from low-cost core savings deposits to higher-cost time deposits in rising rate scenarios as noted above. Due to the low current level of market interest rates, the banking industry has experienced relatively strong growth in low-cost FDIC-insured core savings deposits over the past several years. ALCO recognizes that a portion of these increased levels of low-cost balances could shift into higher yielding alternatives in the future, particularly if interest rates rise and as confidence in financial markets strengthens, and has modeled increased amounts of deposit shifts out of these low-cost categories into higher-cost alternatives in the rising rate simulation scenarios presented above.

It should be noted that the static balance sheet assumption does not necessarily reflect our expectation for future balance sheet growth, which is a function of the business environment and customer behavior. Another significant simulation assumption is the sensitivity of core savings deposits to fluctuations in interest rates. Income simulation results assume that changes in both core savings deposit rates and balances are related to changes in short-term interest rates. The assumed relationship between short-term interest rate changes and core deposit rate and balance changes used in income simulation may differ from ALCO’s estimates. Lastly, mortgage-backed securities and mortgage loans involve a level of risk that unforeseen changes in prepayment speeds may cause related cash flows to vary significantly in differing rate environments. Such changes could affect the level of reinvestment risk associated with cash flow from these instruments, as well as their market value. Changes in prepayment speeds could also increase or decrease the amortization of premium or accretion of discounts related to such instruments, thereby affecting interest income.

Impact of Inflation

Our financial statements and related data contained in this annual report have been prepared in accordance with GAAP, which require the measure of financial position and operating results in terms of historic dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Inflation generally increases the costs of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on the performance of a financial institution than the effects of general levels of inflation. In addition, inflation affects a financial institution’s cost of goods and services purchased, the cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings and shareholders’ equity.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are presented in the order shown below:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Bankwell Financial Group, Inc. and Subsidiaries
New Canaan, Connecticut

We have audited the accompanying consolidated balance sheets of Bankwell Financial Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bankwell Financial Group, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Whittlesey & Hadley, P.C.

Hartford Connecticut
March 13, 2015

Bankwell Financial Group, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	December 31,
	2014	2013

ASSETS
Cash and due from banks	$48,559	$82,013
Held to maturity investment securities, at amortized cost	11,454	13,816
Available for sale investment securities, at fair value	65,009	28,597
Loans held for sale	586	100
Loans receivable (net of allowance for loan losses of $10,860 and $8,382 at December 31, 2014 and 2013, respectively)	915,981	621,830
Foreclosed real estate	950	829
Accrued interest receivable	3,323	2,360
Federal Home Loan Bank stock, at cost	6,109	4,834
Premises and equipment, net	11,910	7,060
Bank-owned life insurance	23,028	10,031
Goodwill	2,589	-
Other intangible assets	848	481
Deferred income taxes, net	7,156	5,845
Other assets	2,029	1,822
Total assets	$1,099,531	$779,618

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$166,030	$118,618
Interest bearing deposits	669,409	542,927
Total deposits	835,439	661,545

Advances from the Federal Home Loan Bank	129,000	44,000
Accrued expenses and other liabilities	5,882	4,588
Total liabilities	970,321	710,133

Commitments and contingencies (Note 11)

Shareholders’ equity
Preferred stock, senior noncumulative perpetual, Series C, no par; 10,980 shares issued at December 31, 2014 and 2013, respectively; liquidation value of $1,000 per share	10,980	10,980
Common stock, no par value; 10,000,000 shares authorized, 7,185,482 and 3,876,393 shares issued at December 31, 2014 and 2013, respectively	107,265	52,105
Retained earnings	10,434	5,976
Accumulated other comprehensive income	531	424
Total shareholders’ equity	129,210	69,485

Total liabilities and shareholders’ equity	$1,099,531	$779,618

See notes to consolidated financial statements

Bankwell Financial Group, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Interest and dividend income
Interest and fees on loans	$33,409	$26,599	$22,329
Interest and dividends on securities	2,052	1,409	2,033
Interest on cash and cash equivalents	128	84	35
Total interest income	35,589	28,092	24,397

Interest expense
Interest expense on deposits	3,295	2,233	2,367
Interest on borrowings	634	532	825
Total interest expense	3,929	2,765	3,192

Net interest income	31,660	25,327	21,205

Provision for loan losses	2,152	585	1,821

Net interest income after provision for loan losses	29,508	24,742	19,384

Noninterest income
Gains and fees from sales of loans	1,313	2,020	18
Gain on bargain purchase	-	1,333	-
Net gain (loss) on sale of available for sale securities	-	648	(18)
Service charges and fees	643	416	314
Bank owned life insurance	497	31	-
Gain on sale of foreclosed real estate, net	-	64	-
Other	588	211	31
Total noninterest income	3,041	4,723	345

Noninterest expense
Salaries and employee benefits	13,534	11,578	9,451
Occupancy and equipment	4,422	3,420	3,004
Merger and acquisition related expenses	1,801	908	-
Data processing	1,289	1,349	1,209
Professional services	1,194	1,595	1,546
Marketing	674	927	333
Director fees	650	330	381
FDIC insurance	488	333	365
Amortization of intangibles	133	18	-
Foreclosed real estate	36	8	9
Other	1,591	1,654	1,560
Total noninterest expense	25,812	22,120	17,858

Income before income tax expense	6,737	7,345	1,871

Income tax expense	2,169	2,184	657

Net income	$4,568	$5,161	$1,214

Net income attributable to common shareholders	$4,458	$5,050	$1,082

Earnings Per Common Share:
Basic	$0.78	$1.46	$0.39
Diluted	$0.78	$1.44	$0.38

Weighted Average Common Shares Outstanding:
Basic	5,577,942	3,395,779	2,767,850
Diluted	5,605,512	3,451,393	2,864,700

See notes to consolidated financial statements

Bankwell Financial Group, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2014	2013	2012

Net income	$4,568	$5,161	$1,214

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available for sale securities	361	(1,129)	1,130
Reclassification adjustment for (gain) loss realized in net income	-	(648)	18
Net change in unrealized gain (loss)	361	(1,777)	1,148
Tax effect - (expense) benefit	(141)	690	(447)

Unrealized gains (losses) on securities, net of tax	220	(1,087)	701
Unrealized losses on interest rate swap:
Unrealized losses on interest rate swaps designated as cash flow hedge	(186)	-	-
Tax effect - benefit	73	-	-
Unrealized losses on interest rate swap, net of tax	(113)	-	-
Total other comprehensive income (loss)	107	(1,087)	701
Comprehensive income	$4,675	$4,074	$1,915

See notes to consolidated financial statements

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands, except share amounts)

				Retained	Accumulated
	Number of			Earnings	Other
	Outstanding	Preferred	Common	(Accumulated	Comprehensive
	Shares	Stock	Stock	Deficit)	Income (Loss)	Total

Balance at January 1, 2012	2,797,200	$10,980	$37,554	$(156)	$810	$49,188
Net income	-	-	-	1,214	-	1,214
Other comprehensive income, net of tax	-	-	-	-	701	701
preferred stock cash dividends	-	-	-	(132)	-	(132)
Stock-based compensation expense	-	-	563	-	-	563
Issuance of restricted stock	49,500	-	-	-	-	-

Balance at December 31, 2012	2,846,700	10,980	38,117	926	1,511	51,534
Net income	-	-	-	5,161	-	5,161
Other comprehensive income, net of tax	-	-	-	-	(1,087)	(1,087)
Preferred stock cash dividends	-	-	-	(111)	-	(111)
Stock-based compensation expense	-	-	343	-	-	343
Capital from exercise of stock options	-	-	467	-	-	467
Capital from private placement	-	-	13,178	-	-	13,178
Issuance of restricted stock	87,456	-	-	-	-	-
Forfeitures of restricted stock	(1,916)	-	-	-	-	-
Stock options exercised	46,640	-	-	-	-	-
Stock issuance from private placement	897,513	-	-	-	-	-

Balance at December 31, 2013	3,876,393	10,980	52,105	5,976	424	69,485
Net income		-	-	4,568	-	4,568
Other comprehensive income, net of tax		-	-	-	107	107
Preferred stock cash dividends		-	-	(110)	-	(110)
Stock-based compensation expense		-	573	-	-	573
Capital from exercise of stock options		-	207	-	-	207
Issuance of 2,702,703 shares, net of expenses	2,702,703	-	44,704	-	-	44,704
Issuance of restricted stock	127,610	-	-	-	-	-
Forfeitures of restricted stock	(51,651)	-	-	-	-	-
Stock options exercised	20,305	-	-	-	-	-
Stock issuance from acquisition of Quinnipiac Bank and Trust Company	510,122	-	9,676	-	-	9,676

Balance at December 31, 2014	7,185,482	$10,980	$107,265	$10,434	$531	$129,210

See notes to consolidated financial statements

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$4,568	$5,161	$1,214
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on investment securities	124	97	130
Provision for loan losses	2,152	585	1,821
Benefit for deferred taxes	(696)	(357)	(777)
Net (gain) loss on sales of available for sale securities	-	(648)	18
Depreciation and amortization	1,239	666	612
Increase in cash surrender value of bank-owned life insurance	(497)	-	-
Loan principal sold	(27,282)	(72,589)	(575)
Proceeds from sales of loans	28,109	74,509	1,765
Net gain on sales of loans	(1,313)	(2,020)	(18)
Equity-based compensation	573	343	563
Net amortization (accretion) of purchase accounting adjustments	656	(80)	-
Gain on sale of foreclosed real estate	-	(64)	-
Gain on bargain purchase	-	(1,333)	-
Net change in:
Deferred loan fees	1,120	479	539
Accrued interest receivable	(619)	(185)	206
Other assets	58	(501)	(1,432)
Accrued expenses and other liabilities	978	(1,114)	4,101
Net cash provided by operating activities	9,170	2,949	8,167

Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	10,189	723	1,103
Proceeds from principal repayments on held to maturity securities	2,353	180	480
Net proceeds from sales and calls of available for sale securities	15,920	10,514	54,973
Purchases of available for sale securities	(53,772)	-	(6,997)
Purchase of held to maturity securities	-	(7,623)	-
Purchase of bank-owned life insurance	(12,500)	(10,031)	-
Acquisition, net of cash paid	2,546	30,883	-
Net increase in loans	(200,118)	(77,004)	(162,026)
Purchases of premises and equipment	(2,042)	(908)	(684)
Purchase of Federal Home Loan Bank stock	(1,275)	(134)	(1,034)
Proceeds from sale of foreclosed real estate	-	1,693	-
Net cash used by investing activities	(238,699)	(51,707)	(114,185)

See notes to consolidated financial statements

Consolidated Statements of Cash Flows - (Continued)
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from financing activities
Net change in time certificates of deposit	$111,247	$66,538	$(230)
Net change in other deposits	(37,973)	68,772	95,216
Net proceeds (repayments) from short term FHLB advances	85,000	(47,000)	33,000
Net repayments from long term FHLB advances	(7,000)	-	-
Proceeds from issuance of common stock	44,704	13,178	-
Proceeds from exercise of options	207	467	-
Dividends paid on preferred stock	(110)	(111)	(132)
Net cash provided by financing activities	196,075	101,844	127,854
Net (decrease) increase in cash and cash equivalents	(33,454)	53,086	21,836
Cash and cash equivalents:
Beginning of year	82,013	28,927	7,091
End of period	$48,559	$82,013	$28,927
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	3,985	$2,527	$3,208
Income taxes	2,222	2,872	1,984
Acquisition of noncash assets and liabilities:
Assets acquired	112,498	34,869	-
Liabilities assumed	(107,958)	(64,446)	-
Noncash investing and financing activities
Loans transferred to foreclosed real estate	-	52	962

See notes to consolidated financial statements

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Summary of Significant Accounting Policies

Bankwell Financial Group, Inc. (the “Company” or “Bankwell”) is a bank holding company headquartered in New Canaan, Connecticut. The Company offers a broad range of financial services through its banking subsidiary, Bankwell Bank, (the “Bank”). The Bank was originally chartered as two separate banks, The Bank of New Canaan (“BNC”) and The Bank of Fairfield (“TBF”). In September 2013, BNC and TBF were merged and rebranded as “Bankwell Bank.”  In November 2013, the Bank acquired The Wilton Bank (“Wilton”), which added one branch and approximately $25.1 million in loans and $64.2 million in deposits. In addition, in October 2014, the Bank acquired Quinnipiac Bank and Trust Company (Quinnipiac) which added two branches and approximately $97.8 million in loans and $100.6 million in deposits.  See Note 4, Mergers and Acquisitions, for further information on the acquisitions.

The Bank is a Connecticut state chartered commercial bank, founded in 2002, whose deposits are insured under the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank provides a full range of banking services to commercial and consumer customers, primarily concentrated in the Fairfield County region of Connecticut, with branch locations in New Canaan, Stamford, Fairfield and Wilton Connecticut. The Company has opened a branch in Norwalk, Connecticut on March 1, 2015. In addition, The Company acquired Quinnipiac Bank and Trust Company on October 1, 2014. The acquisition expanded the Company’s branch locations to New Haven County, Connecticut, adding a branch in Hamden Connecticut and North Haven, Connecticut. See Note 4, Mergers and Acquisitions, for further information on the acquisition.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities as of the date of the balance sheet and revenue and expenses for the period.  Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the fair value of acquired assets, the allowance for loan losses, stock-based compensation and derivative instrument valuation.

Segments

The Company has one reportable segment. All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, lending is dependent upon the ability of the Company to fund itself with deposits and borrowings while managing the interest rate and credit risk. Accordingly, all significant operating decisions are based upon analysis of the Bank as one segment or unit.

Basis of consolidated financial statement presentation

The consolidated financial statements as of December 31, 2014 and 2013 and for the years ending December 31, 2014, 2013 and 2012 have been prepared in accordance with GAAP and general practices within the banking industry. Such policies have been followed on a consistent basis.

Management has evaluated subsequent events for potential recognition or disclosure in the consolidated financial statements through March 13, 2015, the date upon which the Company’s consolidated financial statements were available to be issued. No subsequent events were identified that would have required a change to the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents and Statement of Cash Flows

Cash and due from banks and federal funds sold are recognized as cash equivalents in the consolidated statements of cash flows. Federal funds sold generally mature in one day. For purposes of reporting cash flows, all highly liquid debt instruments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash flows from loans and deposits are reported net. The balances of cash and due from banks and federal funds sold, at times, may exceed federally insured limits. The Company has not experienced any losses from such concentrations.

Investment Securities

Management determines the appropriate classifications of investment securities at the date individual investment securities are acquired, and the appropriateness of such classifications is reaffirmed at each balance sheet date. The Company’s investment securities are categorized as either available for sale or held to maturity. Held to maturity investments are carried at amortized cost; available for sale securities are carried at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss) as a separate component of capital, net of estimated income taxes.

Fair value of investment securities is determined by applying the valuation framework in accordance with GAAP, which specifies a hierarchy of valuation techniques based on whether the inputs to those techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.

Investment securities are reviewed regularly for other-than-temporary impairment. For debt securities, other-than-temporary impairment is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the security. The credit loss component of an other-than-temporary impairment write-down is recorded in earnings, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided the Company does not intend to sell the underlying debt security and it is more likely than not that the Company will not be required to sell the debt security prior to recovery.

In determining whether a credit loss exists and the period over which the fair value of the debt security is expected to recover, management considers the following factors: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, any external credit ratings, the level of excess cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities, the level of credit enhancement provided by the structure and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

The sale of a held to maturity security within three months of its maturity date or after collection of at least 85% of the principal outstanding at the time the security was acquired is considered a maturity for purposes of classification and disclosure.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains or losses on the sales of securities are recognized at trade date utilizing the specific identification method.

Bank Owned Life Insurance

The investment in bank owned life insurance (“BOLI”) represents the cash surrender value of life insurance policies on the lives of certain Bank employees who have provided positive consent allowing the Bank to be the beneficiary of such policies. Increases in the cash value of the policies, as well as insurance proceeds received, are recorded in noninterest income, and are not subject to income taxes. The financial strength of the insurance carrier is reviewed prior to the purchase of BOLI and annually thereafter.

Federal Home Loan Bank Stock

Federal Home Loan Bank of Boston (“FHLB”) stock is a non-marketable equity security that is carried at cost.

Loans Held For Sale

Loans held for sale are those loans which management has the intent to sell in the foreseeable future, and are carried at the lower of aggregate cost or market value. Net unrealized losses, if any, are recognized by a valuation allowance through a charge to noninterest income. Realized gains and losses on the sale of loans are recognized on the settlement date and are determined by the difference between the sale proceeds and the carrying value of the loans.

Loans may be sold with servicing rights released or retained. At the time of the sale, management determines the value of any retained servicing rights, which represents the present value of the differential between the contractual servicing fee and adequate compensation, defined as the fee a sub-servicer would require to assume the role of servicer, after considering the estimated effects of prepayments. If material, a portion of the gain on the sale of the loan is recognized as due to the value of the servicing rights, and a servicing asset is recorded.

Loans Receivable

Loans receivable that management has the ability and intent to hold for the foreseeable future or until maturity or payoff are stated at their current unpaid principal balances, net of the allowance for loan losses, net deferred loan origination fees and unamortized loan premiums.

A loan is considered impaired when it is probable that all contractual principal or interest payments due will not be collected in accordance with the terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are recorded as adjustments to the allowance for loan losses.

Management reviews all nonaccrual loans, other loans past due 90 days or more, and restructured loans for impairment. In most cases, loan payments that are past due less than 90 days are considered minor collection delays and the related loans are not considered to be impaired. Consumer installment loans are considered to be pools of small balance homogeneous loans, which are collectively evaluated for impairment.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Modifications to a loan are considered to be a troubled debt restructuring (“TDR”) when two conditions are met: 1) the borrower is experiencing financial difficulties and 2) the modification constitutes a concession. Modified terms are dependent upon the financial position and needs of the individual borrower. Debt may be bifurcated with separate terms for each tranche of the restructured debt. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit the Company by increasing the ultimate probability of collection.

If a performing loan is restructured into a TDR it remains in performing status. If a nonperforming loan is restructured into a TDR, it continues to be carried in nonaccrual status. Initially, all TDRs are reported as impaired. Nonaccrual classification may be removed if the borrower demonstrates compliance with the modified terms for a minimum of six months. TDR’s are reported as such for at least one year from the date of restructuring. In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring and the loan is not deemed to be impaired based on the modified terms.

Acquired Loans

Loans that the Company acquires in acquisitions are initially recorded at fair value with no carryover of the related allowance for credit losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest.

For loans which meet the criteria stipulated in Accounting Standards Codification (“ASC”) 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, the Company recognizes an accretable yield, which is defined as the excess of all cash flows expected at acquisition over the initial fair value of the loan, as interest income on a level-yield basis over the expected remaining life of the loan. The excess of the loan’s contractually required payments over the cash flows expected to be collected is the nonaccretable difference. The nonaccretable difference is not recognized as an adjustment of yield, a loss accrual, or a valuation allowance. After the initial acquisition, the Company continues to evaluate whether the timing and the amount of cash to be collected are reasonably estimated. Subsequent significant increases in cash flows the Company expects to collect will first reduce previously recognized valuation allowance and then be reflected prospectively as an increase to the level yield. Subsequent decreases in expected cash flows may result in the loan being considered impaired. Interest income is not recognized to the extent that the net investment in the loan would increase to an amount greater than the estimated payoff amount.

For ASC 310-30 loans, the expected cash flows reflect anticipated prepayments, determined on a loan by loan basis, according to the anticipated collection plan of these loans. Prepayments result in the recognition of the nonaccretable balance as current period yield. Changes in prepayment assumptions may change the amount of interest income and principal expected to be collected. The expected prepayments used to determine the accretable yield are consistent between the cash flows expected to be collected and projections of contractual cash flows so as to not affect the nonaccretable difference.

For loans that do not meet the ASC 310-30 criteria, the Company records interest income on a level yield basis using the contractually required cash flows. The Company subjects loans that do not meet the ASC 310-30 criteria to ASC Topic 450, “Contingencies”, by collectively evaluating these loans for an allowance for loan loss, using the same methodology as loans originated by the Company.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition are considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if the Company can reasonably estimate the timing and amount of the expected cash flows on such loans and if the Company expects to fully collect the new carrying value of the loans. As such, the Company may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable yield. The Company has determined that it can reasonably estimate future cash flows on the Company’s current portfolio of acquired loans that are past due 90 days or more, and on which the Company is accruing interest and the Company expects to fully collect the carrying value of the loans.

Allowance For Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance for loan losses when management believes the non-collectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance for loan losses consists of specific and general components. The specific component relates to impaired loans that are classified as doubtful, substandard or special mention. For these loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors, and includes unallocated components maintained to cover uncertainties that could affect management’s estimation of probable losses, and reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Management believes the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies have the authority to require additions to the allowance or charge-offs based on the agencies’ judgments about information available to them at the time of their examination.

Goodwill and Intangibles

Goodwill and identifiable intangible assets are evaluated for impairment annually or whenever events or changes in circumstances indicate the carrying value of these assets may not be recoverable. When these assets are evaluated for impairment, if the carrying amount exceeds fair value, an impairment charge is recorded to income. The fair value is based on observable market prices, when practicable. Other valuation techniques may be used when market prices are unavailable, including estimated discounted cash flows. This type of analysis contains uncertainties because it requires management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. In the event of future changes in fair value, the Company may be exposed to an impairment charge that could be material.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest and Fees on Loans

Interest on loans is accrued and included in income based on contractual rates applied to principal amounts outstanding. Accrual of interest is discontinued when loan payments are 90 days or more past due, based on contractual terms, or when, in the judgment of management, collectability of the loan or loan interest becomes uncertain. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. Subsequent recognition of income occurs only to the extent payment is received subject to management’s assessment of the collectability of the remaining interest and principal. A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt.

Loan origination fees, net of direct loan origination costs, are deferred and amortized as an adjustment to the loan’s yield generally over the contractual life of the loan, utilizing the interest method.

Foreclosed Real Estate

Assets acquired through deed in lieu or loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

Premises and Equipment

Premises and equipment are stated at cost, net of accumulated depreciation and amortization. Leasehold improvements are capitalized and amortized over the shorter of the terms of the related leases or the estimated economic lives of the improvements. Depreciation and amortization is charged to operations using the straight-line method over the estimated useful lives of the related assets which range from 3 to 39 years. Gains and losses on dispositions are recognized upon realization. Maintenance and repairs are expensed as incurred and improvements are capitalized.

Income Taxes

The Company accounts for certain income and expense items differently for financial reporting purposes than for income tax purposes. Provisions for deferred taxes are being made in recognition of these temporary differences. The Company examines its financial statements, income tax provision and federal and state income tax returns and analyzes its tax positions, including permanent and temporary differences, as well as the major components of income and expense to determine whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. It is the Company’s policy to recognize interest and penalties related to unrecognized tax liabilities within income tax expense in the consolidated statements of income.

Related Party Transactions

The Company’s Directors, Officers and their affiliates have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Management believes that all deposits accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, and on substantially the same terms, including interest rates, as those prevailing at the time for comparable transactions with other customers who are not Directors or Officers.

Stock Compensation

Stock-based compensation expense is measured as of the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the stockholders’ equity section of the balance sheets, such items, along with net income, are components of comprehensive income.

Fair Values of Financial Instruments

The following methods and assumptions were used by management in estimating the fair value of its financial instruments:

Cash and due from banks, federal funds sold, accrued interest receivable and mortgagors’ escrow accounts: The carrying amount is a reasonable estimate of fair value.

Investment securities: Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The fair value of securities is further classified in accordance with the framework specified in GAAP as discussed in Note 19, Fair Value Measurements.

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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ASU No. 2014-01 - Investments - Equity Method and Joint Ventures (Topic 323) - “Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)”. The ASU permits an entity to make an accounting policy election to account for its investment in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportionate amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The decision to apply the proportionate amortization method of accounting should be applied consistently to all qualifying affordable housing project investments. A reporting entity that uses the effective yield or other method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply such method to those preexisting investments. The amendments are effective for annual and interim periods beginning after January 1, 2015. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)”. The ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar agreement. In addition, the amendments require disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure in accordance with local requirements of the applicable jurisdiction. An entity can elect to adopt the amendments using either a modified retrospective method or a prospective transition method. The amendments are effective for annual and interim periods beginning after January 1, 2015. The Company does not expect the application of this guidance to have a material impact on the Company's financial statements.

ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606). The ASU establishes a single comprehensive model for an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, and will supersede nearly all existing revenue recognition guidance, to clarify and converge revenue recognition principles under US GAAP and IFRS. The update outlines five steps to recognizing revenue: (i) identify the contracts with the customer; (ii) identify the separate performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the separate performance obligations; (v) recognize revenue when each performance obligation is satisfied. The update requires more comprehensive disclosures, relating to quantitative and qualitative information for amounts, timing, the nature and uncertainty of revenue, and cash flows arising from contracts with customers, which will mainly impact construction and high-tech industries. The most significant potential impact to banking entities relates to less prescriptive derecognition requirements on the sale of OREO property. The amendments are effective for annual and interim periods beginning after January 1, 2017. An entity may elect either a full retrospective or a modified retrospective application. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

ASU No. 2014-12, Compensation-Stock Compensation (Topic 718) - “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force)”. The ASU provides explicit guidance to account for a performance target that could be achieved after the requisite service period as a performance condition. For awards within the scope of this Update, the Task Force decided that an entity should apply existing guidance in Topic 718 as it relates to share-based payments with performance conditions that affect vesting. Consistent with that guidance, performance conditions that affect vesting should not be reflected in estimating the fair value of an award at the grant date. Compensation cost should be recognized when it is probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The amendments are effective for annual and interim periods beginning after January 1, 2016. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU No. 2014-14, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40) - “Classification of Certain Government-Guaranteed Residential Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)”. The ASU has been issued to reduce diversity in practice in the classification of foreclosed residential mortgage loans held by creditors that are fully guaranteed under certain government programs, including the Federal Housing Administration guarantees. A residential mortgage loan would be derecognized and a separate other receivable would be recognized upon foreclosure if the loan has both of the following characteristics: (i) the loan has a government guarantee that is not separable from the loan before foreclosure entitling the creditor to the full unpaid principal balance of the loan; and (ii) at the time of foreclosure, the creditor has the intent to make a claim on the guarantee and the ability to recover the full unpaid principal balance of the loan through the guarantee. Notably, upon foreclosure, the separate other receivable would be measured based on the current amount of the loan balance expected to be recovered under the guarantee. The amendments are effective for annual and interim periods beginning after January 1, 2015. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

ASU No. 2014-17, Business Combinations (Topic 805) – “Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force)”.  Current generally accepted accounting principles (GAAP) offer limited guidance for determining whether and at what threshold an acquiree (acquired entity) can reflect the acquirer’s  accounting and reporting basis (pushdown accounting) in its separate financial statements.  The objective of this ASU is to provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements.  The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.  The amendments in this ASU were effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event.  This ASU did not impact the Company’s financial statements and the Company does not expect the application of this guidance will have a material impact on the Company’s financial statements in the future.

ASU No. 2015-01, Income Statement Extraordinary and Unusual Items (Subtopic 225-20) – “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”.  Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently.  Under this ASU, separate, net-of-tax presentation (and corresponding earnings per share impact) will no longer be allowed. The existing requirement to separately present items that are of an unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained. The new guidance also requires similar separate presentation of items that are both unusual and infrequent.   The standard is effective for both public and private companies for periods beginning after December 15, 2015. Early adoption is permitted, but only as of the beginning of the fiscal year of adoption. Upon adoption, a reporting entity may elect prospective or retrospective application. If adopted prospectively, both the nature and amount of any subsequent adjustments to previously reported extraordinary items must be disclosed.  The Company does not expect the application of this guidance will have a material impact on the Company’s financial statements.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Shareholders’ Equity

Preferred stock

In 2011, the Company elected to participate in Treasury’s Small Business Lending Fund Program (“SBLF”). The SBLF is a $30 billion fund established under the Small Business Jobs Act of 2010 to encourage lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. The SBLF is intended to expend the ability to lend to small businesses, in order to help stimulate the economy and promote job growth.

The Company sold 10,980 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series C, no par (the “Series C Preferred Stock”), having a liquidation preference of $1,000 per preferred share, to the Treasury. The transaction resulted in net capital proceeds to the Company of $5.9 million, of which at least 90% was invested in the Bank as Tier 1 Capital.

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

Common stock

On March 23, 2007, the Company completed a secondary offering, begun in October 2006, and raised a total of $15.5 million ($15.4 million, net of expenses). The purpose of the offering was to capitalize the Company and through it, capitalize TBF during its de novo period, and allow for the continued growth of BNC.

On July 10, 2007, the Company began a Private Placement for the sale of Units similar to those offered in the secondary offering. The purpose of the Private Placement was to attract investors from the Town of Fairfield who would be willing to support TBF during its de novo period. The Private Placement raised a total of $1.7 million ($1.6 million, net of expenses). The net proceeds of these funds were added to the Company’s capital in the first quarter of 2008.

For both the 2006 Secondary Offering and the 2007 Private Placement, the Company issued 945,789 units and received $17.2 million in total capital ($17.1 million, net of expenses).

On December 20, 2010, the Company completed a Private Placement for the sale of its common stock. The purpose of the offering was to raise additional capital for future growth. The Company issued 300,321 shares and received $4.2 million in total capital ($4.16 million, net of expenses).

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 30, 2013, the Company completed a Private Placement for the sale of its common stock, which began in the fourth quarter of 2012, for the purpose of raising additional capital for future growth. On January 11, 2013, the Company issued 527,513 shares and received $7.3 million in total capital ($7.3 million, net of expenses) and on September 30, 2013, the Company issued 370,000 shares and received $6.2 million in total capital ($5.9 million, net of expenses).

Regarding the September 30, 2013 issuance of 370,000 shares, the purchaser executed an agreement that, among other things, provides it with “pre-emptive” rights for a period of three years. This entitles the investor to be afforded the opportunity to acquire from the Company, for the same price and on the same terms as such Company securities are offered, in the aggregate up to the amount of such securities required to enable the investor group to maintain its ownership percentage of Company stock (measured immediately prior to such offering).

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

For the years ended December 31, 2014, 2013 and 2012, the Company paid cash dividends on preferred stock of $110 thousand, $111 thousand, and $132 thousand, respectively. For the years ended December 31, 2014, 2013 and 2012, the Company did not declare or pay dividends on its common stock. The Company did not repurchase any of its common stock during 2014, 2013 or 2012.

Warrants

BNC’s October 26, 2006 Stock Offering and the July 10, 2007 Private Placement (the “Offerings”) call for the issuance of Units. Each Unit issued pursuant to the Offerings represented one share of common stock and one nontransferable warrant. The warrants were exercisable at any time from and including October 1, 2009 and prior to or on November 30, 2009, unless extended or accelerated by the board of directors in their discretion. The board of directors  extended the exercise period to October 1, 2015 through December 1, 2015. Each warrant allows a holder to purchase .3221 shares of common stock at an exercise price of $14.00 per share. None of the warrants have been exercised as of December 31, 2014. Assuming that all of the warrants issued are exercised in full during the exercise period, the Company would receive $4,264,941 in gross capital and issue 304,640 shares of common stock.

As a result of the acquisition of Quinnipiac on October 1, 2014 the Company issued 68,600 warrants to former Quinnipiac warrant holders in accordance with the merger agreement. Each warrant was automatically converted into a warrant to purchase 0.56 shares of the Company’s common stock for an exercise price of $17.56. None of the warrants have been exercised as of December 31, 2014.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Restrictions on cash and due from banks

The Bank is required to maintain $125 thousand in the Federal Reserve Bank for clearing purposes.

4. Mergers and acquisitions

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

The assets and liabilities in the Wilton acquisition were recorded at their fair value based on management’s best estimate using information available at the date of acquisition.  Consideration paid and fair values of Wilton’s assets acquired and liabilities assumed are summarized in the following tables:

Consideration paid: (In thousands)				Amount
Cash consideration paid to Wilton shareholders				$5,035

Recognized amounts of identifiable assets acquired and (liabilities) assumed: (In thousands)	As Acquired	Fair Value Adjustments		As Recorded at Acquisition
Cash	$35,919	$-		$35,919
Held to maturity investments securities	1,022	-		1,022
Loans	27,097	(2,008)	a	25,089
Premises and equipment	4,303	-		4,303
Other real estate owned	1,895	(450)	b	1,445
Core deposit intangibles	-	499	c	499
Deferred tax assets, net	-	1,997	d	1,997
Other assets	587	-		587
Deposits	(64,145)	(12)	e	(64,157)
Other liabilities	(336)	-		(336)
Total identifiable net assets	$6,342	$26		6,368

Gain on purchase				$(1,333)

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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Quinnipiac shareholders received 510,122 shares of the Company common stock and $3.6 million in cash. As of September 30, 2014, Quinnipiac had assets with a carrying value of approximately $117.8 million, including loans outstanding with a carrying value of approximately $97.1 million, as well as deposits with a carrying value of approximately $100.4 million and a book value of $10.1 million. The results of Quinnipiac’s operations are included in the Company’s Consolidated Statement of Income from the date of acquisition.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consideration paid: (In thousands)				Amount
Cash consideration paid to Quinnipiac shareholders				$3,648
Equity consideration paid to Quinnipiac shareholders				9,676
Total Consideration paid				13,324

Recognized amounts of identifiable assets acquired and (liabilities) assumed: (In thousands)	As Acquired	Fair Value Adjustments		As Recorded at Acquisition
Cash	$6,195	$-		$6,195
Available for sale investments securities	8,533	(29)	a	8,504
Loans	97,103	748	b	97,851
Premises and equipment	4,046	-		4,046
Other real estate owned	129	-		129
Core deposit intangibles	-	530	c	530
Deferred tax assets, net	1,070	(388)	d	682
Other assets	756	-		756
Deposits	(100,391)	(252)	e	(100,643)
FHLB advances	(7,000)	-		(7,000)
Other liabilities	(315)	-		(315)
Total identifiable net assets	$10,126	$609		10,735

Goodwill				$2,589

Explanation of fair value adjustments:

a)	The adjustment represents the mark to market adjustment on available for sale investment securities

b)
The adjustment represents the adjustment of the book value of loans to their estimated fair value based on current interest rates and expected cash flows, which includes an estimate of expected loan loss inherent in the portfolio.

c)
Represents the economic value of the acquired core deposit base (total deposits less jumbo time deposits).  The core deposit intangible will be amortized over an estimated life of 8.8 years based on the double declining balance method of amortization.

d)	Represents net deferred tax assets resulting from the fair value adjustments related to the acquired assets and liabilities, identifiable intangibles and other purchase accounting adjustments.

e)	The adjustment represents the fair value of time deposits, which were valued at a premium of 0.57% as they bore somewhat higher rates than the prevailing market.

Except for collateral dependent loans with deteriorated credit quality, the fair values for loans acquired from Quinnipiac were estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. For collateral dependent loans with deteriorated credit quality, to estimate the fair value, the Company analyzed the value of the underlying collateral of the loans, assuming the fair values of the loans were derived from the eventual sale of the collateral. Those values were discounted using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral. There was no carryover of the Quinnipiacs allowance for credit losses associated with the loans that were acquired as the loans were initially recorded at fair value.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about the acquired loan portfolio subject to purchased credit impaired accounting guidance (ASC 310-30) as of October 1, 2014 was as follows:

October 1,
(In thousands)	2014
Contractually required principal and interest at acquisition	$1,729
Contractual cash flows not expected to be collected (nonaccretable discount)	(6)
Expected cash flows at acquisition	1,723
Interest component of expected cash flows (accretable discount)	(478)
Fair value of acquired loans	$1,245

5. Goodwill and Other Intangible Assets

As discussed in Note 4, Mergers and Acquisitions, the Company completed its acquisition of the Wilton Bank during the fourth quarter of 2013 and Quinnipiac Bank and Trust Company during the fourth quarter of 2014. In accordance with applicable accounting guidance, the amount paid is allocated to the fair value of the net assets acquired, with any excess amounts recorded as goodwill. If the fair value of the net assets is greater than the amount paid, the excess amount is recorded to noninterest income as a gain on the purchase.

The Company recorded a gain of $1.3 million in conjunction with the Wilton acquisition, the amount that the net assets exceeded the amount paid. Therefore, there is no goodwill as a result of this acquisition. An other intangible asset of $499 thousand was recorded, representing the economic value of the acquired core deposit base.

At December 31, 2014, the Company had recorded $2.6 million of goodwill as a result of the Quinnipiac acquisition. An other intangible asset of $530 thousand was recorded, representing the economic value of the acquired core deposit base.

The increase in goodwill in 2014 is as follows:
Year Ended
(In thousands)	December 31, 2014

Balance, beginning of the period	$-
Goodwill acquired:
Quinnipiac Bank and Trust Company	2,589
Balance, end of the period	$2,589

The Company tests goodwill annually in the fourth quarter. No impairment was recorded on goodwill for 2014.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below provided information regarding the carrying amounts and accumulated amortization of amortized intangible assets as of the dates set forth below.

	Gross Intangible	Accumulated	Net Intangible
	Asset	Amortization	Asset
		(In thousands)
December 31, 2014
Core deposit intangible	$1,029	$181	$848

December 31, 2013
Core deposit intangible	$499	$18	$481

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Investment Securities

The amortized cost, gross unrealized gains and losses and fair values of available for sale and held to maturity securities at December 31, 2014 were as follows:

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Due in less than one year	$497	$9	$-	$506
Due from one through five years	3,998	-	(69)	3,929
Due from five through ten years	17,055	27	(79)	17,003
Due after ten years	3,004	4	(28)	2,980
	24,554	40	(176)	24,418

State agency and municipal obligations
Due from five through ten years	9,297	295	(48)	9,544
Due after ten years	8,500	544	(4)	9,040
	17,797	839	(52)	18,584

Corporate bonds
Due in less than one year	5,764	44	(6)	5,802
Due from one through five years	4,150	268	-	4,418
Due from five through ten years	6,121	8	(24)	6,105
	16,035	320	(30)	16,325

Government-sponsored mortgage backed securities
Due from one through five years	99	1	-	100
Due after ten years	5,468	131	(17)	5,582
	5,567	132	(17)	5,682

Total available for sale securities	$63,953	$1,331	$(275)	$65,009
Held to maturity securities:
U.S. Government and agency obligations
Due in less than one year	$1,010	$-	$-	$1,010
State agency and municipal obligations
Due after ten years	9,179	-	-	9,179
Corporate bonds
Due from five through ten years	1,000	-	(15)	985
Government-sponsored mortgage backed securities
Due after ten years	265	31	-	296
Total held to maturity securities	$11,454	$31	$(15)	$11,470

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost, gross unrealized gains and losses and fair values of available for sale and held to maturity securities at December 31, 2013 were as follows:

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Due from one through five years	$1,000	$-	$(17)	$983
Due from five through ten years	4,997	-	(292)	4,705
	5,997	-	(309)	5,688
State agency and municipal obligations
Due from five through ten years	3,125	152	-	3,277
Due after ten years	8,480	375	-	8,855
	11,605	527	-	12,132
Corporate bonds
Due from one through five years	9,166	411	(11)	9,566
Government-sponsored mortgage backed securities
Due after ten years	1,133	78	-	1,211
Total available for sale securities	$27,901	$1,016	$(320)	$28,597
Held to maturity securities:
U.S. Government and agency obligations
Due from one through five years	$1,021	$-	$(2)	$1,019
State agency and municipal obligations
Due after ten years	11,461	-	-	11,461
Corporate bonds
Due from five through ten years	1,000	-	(27)	973
Government-sponsored mortgage backed securities
Due after ten years	334	28	-	362
Total held to maturity securities	$13,816	$28	$(29)	$13,815

There were no sales of, or realized gains or losses on, investment securities for the year ended December 31, 2014. For the years ended December 31, 2013 and 2012, the Company realized gross gains of $648 thousand and $76 thousand from the sales of investment securities, respectively. For the years ended December 31, 2013 and 2012, gross losses on the sale of investment securities were $0 and $95 thousand, respectively. These amounts were reclassified out of accumulated other comprehensive income and included in net income under the line item “net gain (loss) on sale of available for sale securities” in noninterest income.

At December 31, 2014 and 2013, securities with approximate fair values of $5.9 million and $6.2 million, respectively, were pledged as collateral for public deposits.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding investment securities with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at December 31, 2014 and 2013:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
			(In thousands)
December 31, 2014
U.S. Government and agency obligations	$4,515	$(56)	$5,878	$(120)	$10,393	$(176)
State agency and municipal obligations	1,771	(52)	-	-	1,771	(52)
Corporate bonds	6,783	(40)	995	(5)	7,778	(45)
Government-sponsored mortgage backed securities	1,406	(17)	-	-	1,406	(17)
Total investment securities	$14,475	$(165)	$6,873	$(125)	$21,348	$(290)

December 31, 2013
U.S. Government and agency obligations	$5,797	$(222)	$910	$(89)	$6,707	$(311)
Corporate bonds	-	-	1,961	(38)	1,961	(38)
Total investment securities	$5,797	$(222)	$2,871	$(127)	$8,668	$(349)

There were 42 and eight individual investment securities, respectively, in which the fair value of the security was less than the amortized cost of the security at December 31, 2014 and December 31, 2013.

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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Loans Receivable and Allowance for Loan Losses

Loans acquired in connection with the Wilton acquisition in November 2013 and the Quinnipiac acquisition in October 2014 are referred to as “acquired” loans as a result of the manner in which they are accounted for. All other loans are referred to as “originated” loans. Accordingly, selected credit quality disclosures that follow are presented separately for the originated loan portfolio and the acquired loan portfolio.

The following table sets forth a summary of the loan portfolio at December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total

Real estate loans:
Residential	$169,833	$5,198	$175,031	$155,874	$-	$155,874
Commercial	458,506	62,675	521,181	305,823	10,710	316,533
Construction	62,258	971	63,229	44,187	7,358	51,545
Home equity	10,226	7,940	18,166	9,625	4,267	13,892
	700,823	76,784	777,607	515,509	22,335	537,844

Commercial business	120,360	28,899	149,259	92,173	1,393	93,566

Consumer	243	2,653	2,896	225	377	602
Total loans	821,426	108,336	929,762	607,907	24,105	632,012

Allowance for loan losses	(10,860)	-	(10,860)	(8,382)	-	(8,382)
Deferred loan origination fees, net	(2,937)	-	(2,937)	(1,785)	(31)	(1,816)
Unamortized loan premiums	16	-	16	16	-	16
Loans receivable, net	$807,645	$108,336	$915,981	$597,756	$24,074	$621,830

Lending activities are conducted principally in the Fairfield and New Haven County region of Connecticut, and consist of residential and commercial real estate loans, commercial business loans and a variety of consumer loans. Loans may also be granted for the construction of residential homes and commercial properties. All residential and commercial mortgage loans are collateralized by first or second mortgages on real estate.

The following table summarizes activity in the accretable yields for the acquired loan portfolio for the years ended December 31, 2014 and 2013:

(In thousands)	2014	2013
Balance at beginning of period	$1,418	$-
Acquisition	478	1,513
Accretion	(136)	(95)
Other (a)	(378)	-
Balance at end of period	$1,382	$1,418

a)    Represents changes in cash flows expected to be collected due to loan sales or payoffs.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Risk management

The Company has established credit policies applicable to each type of lending activity in which it engages. The Company evaluates the creditworthiness of each customer and, in most cases, extends credit of up to 80% of the market value of the collateral, depending on the borrowers’ creditworthiness and the type of collateral. The market value of collateral is monitored on an ongoing basis and additional collateral is obtained when warranted. Real estate is the primary form of collateral. Other important forms of collateral are business assets, time deposits and marketable securities. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment to be based on the borrower’s ability to generate continuing cash flows. The Company’s policy for residential lending allows that, generally, the amount of the loan may not exceed 80% of the original appraised value of the property. In certain situations, the amount may be up to 90-95% LTV either with private mortgage insurance being required for that portion of the residential loan in excess of 80% of the appraised value of the property or where secondary financing is provided by a housing authority program second mortgage, a community’s low/moderate income housing program, a religious or civic organization. Private mortgage insurance is required for that portion of the residential first mortgage loan in excess of 80% of the appraised value of the property.

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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date. The unallocated allowance was $0 at December 31, 2014 and December 31, 2013, respectively.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for loan losses

The following tables set forth the activity in the Company’s allowance for loan losses for the years ended December 31, 2014, 2013 and 2012, by portfolio segment:

	Residential	Commercial			Commercial
	Real Estate	Real Estate	Construction	Home Equity	Business	Consumer	Unallocated	Total
	(In thousands)
December 31, 2014 Originated
Beginning balance	$1,310	$3,616	$1,032	$190	$2,225	$9	$-	$8,382
Charge-offs	-	-	-	-	-	(3)	-	(3)
Recoveries	-	-	-	-	4	425	-	429
Provisions	121	1,864	70	15	409	(427)	-	2,052
Ending balance	$1,431	$5,480	$1,102	$205	$2,638	$4	$-	$10,860

Acquired
Beginning balance	$-	$-	$-	$-	$-	$-	$-	$-
Charge-offs	-	-	(100)	-	-	-	-	(100)
Recoveries	-	-	-	-	-	-	-	-
Provisions	-	-	100	-	-	-	-	100
Ending balance	$-	$-	$-	$-	$-	$-	$-	$-

Total
Beginning balance	$1,310	$3,616	$1,032	$190	$2,225	$9	$-	$8,382
Charge-offs	-	-	(100)	-	-	(3)	-	(103)
Recoveries	-	-	-	-	4	425	-	429
Provisions	121	1,864	170	15	409	(427)	-	2,152
Ending balance	$1,431	$5,480	$1,102	$205	$2,638	$4	$-	$10,860

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Residential	Commercial			Commercial
	Real Estate	Real Estate	Construction	Home Equity	Business	Consumer	Unallocated	Total
	(In thousands)
December 31, 2013 Originated
Beginning balance	$1,230	$3,842	$929	$220	$1,718	$2	$-	$7,941
Charge-offs	-	(166)	-	-	-	(4)	-	(170)
Recoveries	-	-	-	-	-	26	-	26
Provisions	80	(60)	103	(30)	507	(15)	-	585
Ending balance	$1,310	$3,616	$1,032	$190	$2,225	$9	$-	$8,382

Acquired
Beginning balance	$-	$-	$-	$-	$-	$-	$-	$-
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	-	-	-	-	-	-	-	-
Ending balance	$-	$-	$-	$-	$-	$-	$-	$-

Total
Beginning balance	$1,230	$3,842	$929	$220	$1,718	$2	$-	$7,941
Charge-offs	-	(166)	-	-	-	(4)	-	(170)
Recoveries	-	-	-	-	-	26	-	26
Provisions	80	(60)	103	(30)	507	(15)	-	585
Ending balance	$1,310	$3,616	$1,032	$190	$2,225	$9	$-	$8,382

	Residential	Commercial			Commercial
	Real Estate	Real Estate	Construction	Home Equity	Business	Consumer	Unallocated	Total
	(In thousands)
December 31, 2012
Beginning balance	$1,290	$2,519	$1,007	$274	$1,317	$11	$7	$6,425
Charge-offs	(261)	-	(60)	-	-	(5)	-	(326)
Recoveries	-	-	-	-	-	21	-	21
Provisions	201	1,323	(18)	(54)	401	(25)	(7)	1,821
Ending balance	$1,230	$3,842	$929	$220	$1,718	$2	$-	$7,941

With respect to the originated portfolio, the allocation to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables are a summary, by portfolio segment and impairment methodology, of the allowance for loan losses and related portfolio balances at December 31, 2014 and 2013:

	Originated Loans		Acquired Loans		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In thousands)
December 31, 2014
Loans individually evaluated for impairment:
Residential real estate	$864	$-	$-	$-	$864	$-
Commercial real estate	4,996	23	-	-	4,996	23
Construction	-	-	-	-	-	-
Home equity	91	-	-	-	91	-
Commercial business	1,701	10	629	-	2,330	10
Consumer	-	-	-	-	-	-
Subtotal	$7,652	$33	$629	$-	$8,281	$33
Loans collectively evaluated for impairment:
Residential real estate	$168,969	$1,431	$5,198	$-	$174,167	$1,431
Commercial real estate	453,510	5,457	62,675	-	516,185	5,457
Construction	62,258	1,102	971	-	63,229	1,102
Home equity	10,135	205	7,940	-	18,075	205
Commercial business	118,659	2,628	28,270	-	146,929	2,628
Consumer	243	4	2,653	-	2,896	4
Subtotal	$813,774	$10,827	$107,707	$-	$921,481	$10,827

Total	$821,426	$10,860	$108,336	$-	$929,762	$10,860

	Originated Loans		Acquired Loans		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In thousands)
December 31, 2013
Loans individually evaluated for impairment:
Residential real estate	$1,867	$73	$-	$-	$1,867	$73
Commercial real estate	1,117	56	-	-	1,117	56
Construction	-	-	-	-	-	-
Home equity	97	4	-	-	97	4
Commercial business	642	12	-	-	642	12
Consumer	-	-	-	-	-	-
Subtotal	$3,723	$145	$-	$-	$3,723	$145
Loans collectively evaluated for impairment:
Residential real estate	$154,007	$1,237	$-	$-	$154,007	$1,237
Commercial real estate	304,706	3,560	10,710	-	315,416	3,560
Construction	44,187	1,032	7,358	-	51,545	1,032
Home equity	9,528	187	4,267	-	13,795	187
Commercial business	91,531	2,212	1,393	-	92,924	2,212
Consumer	225	9	377	-	602	9
Subtotal	$604,184	$8,237	$24,105	$-	$628,289	$8,237

Total	$607,907	$8,382	$24,105	$-	$632,012	$8,382

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

The following tables are a summary of the loan portfolio quality indicators by portfolio segment at December 31, 2014 and 2013:

	Commercial Credit Quality Indicators
	At December 31, 2014			At December 31, 2013
	Commercial		Commercial	Commercial		Commercial
	Real Estate	Construction	Business	Real Estate	Construction	Business
	(In thousands)
Originated loans:
Pass	$452,974	$62,258	$115,323	$304,469	$44,187	$91,093
Special mention	2,096	-	5,037	237	-	438
Substandard	3,436	-	-	1,117	-	642
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total originated loans	458,506	62,258	120,360	305,823	44,187	92,173
Acquired loans:
Pass	61,017	136	27,074	10,351	4,689	825
Special mention	-	-	659	24	161	252
Substandard	1,658	835	1,166	335	2,508	316
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total acquired loans	62,675	971	28,899	10,710	7,358	1,393
Total	$521,181	$63,229	$149,259	$316,533	$51,545	$93,566

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Residential and Consumer Credit Quality Indicators
	At December 31, 2014			At December 31, 2013
	Residential			Residential
	Real Estate	Home Equity	Consumer	Real Estate	Home Equity	Consumer
	(In thousands)
Originated loans:
Pass	$168,969	$10,135	$243	$153,443	$9,447	$225
Special mention	864	91	-	2,431	178	-
Substandard	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total originated loans	169,833	10,226	243	155,874	9,625	225
Acquired loans:
Pass	5,022	7,925	2,653	-	4,221	234
Special mention	-	-	-	-	-	143
Substandard	176	15	-	-	46	-
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total acquired loans	5,198	7,940	2,653	-	4,267	377
Total	$175,031	$18,166	$2,896	$155,874	$13,892	$602

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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain information with respect to our loan portfolio delinquencies by portfolio segment and amount as of December 31, 2014 and December 31, 2013:

	As of December 31, 2014
						Carrying
						Amount > 90
	31-60 Days	61-90 Days	Greater Than	Total Past		Days and
	Past Due	Past Due	90 Days	Due	Current	Accruing
	(In thousands)
Originated Loans
Real estate loans:
Residential real estate	$-	$-	$-	$-	$169,833	$-
Commercial real estate	-	-	3,436	3,436	455,070	216
Construction	-	-	-	-	62,258	-
Home equity	-	-	-	-	10,226	-
Commercial business	-	-	-	-	120,360	-
Consumer	-	-	-	-	243	-
Total originated loans	-	-	3,436	3,436	817,990	216
Acquired Loans
Real estate loans:
Residential real estate	339	-	294	633	4,565	176
Commercial real estate	685	677	836	2,198	60,477	466
Construction	-	-	835	835	136	835
Home equity	-	40	-	40	7,900	-
Commercial business	178	386	305	869	28,030	305
Consumer	3	-	-	3	2,650	-
Total acquired loans	1,205	1,103	2,270	4,578	103,758	1,782
Total loans	$1,205	$1,103	$5,706	$8,014	$921,748	$1,998

	As of December 31, 2013
						Carrying
						Amount > 90
	31-60 Days	61-90 Days	Greater Than	Total Past		Days and
	Past Due	Past Due	90 Days	Due	Current	Accruing
	(In thousands)
Originated Loans
Real estate loans:
Residential real estate	$-	$-	$1,003	$1,003	$154,871	$-
Commercial real estate	-	-	-	-	305,823	-
Construction	-	-	-	-	44,187	-
Home equity	-	-	-	-	9,625	-
Commercial business	-	-	-	-	92,173	-
Consumer	-	-	-	-	225	-
Total originated loans	-	-	1,003	1,003	606,904	-
Acquired Loans
Real estate loans:
Residential real estate	-	-	-	-	-	-
Commercial real estate	-	-	797	797	9,913	797
Construction	-	-	2,508	2,508	4,850	2,508
Home equity	-	-	-	-	4,267	-
Commercial business	-	-	315	315	1,078	315
Consumer	-	-	-	-	377	-
Total acquired loans	-	-	3,620	3,620	20,485	3,620
Total loans	$-	$-	$4,623	$4,623	$627,389	$3,620

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans on nonaccrual status

The following is a summary of nonaccrual loans by portfolio segment as of December 31, 2014 and 2013:

	December 31,
	2014	2013
	(In thousands)

Residential real estate	$-	$1,003
Commercial real estate	3,220	-
Commercial business	142	-

Total	$3,362	$1,003

The amount of income that was contractually due but not recognized on originated nonaccrual loans totaled $8 thousand, $23 thousand and $276 thousand for the years ended December 31, 2014, 2013 and 2012, respectively. The amount of actual interest income recognized on these loans was $190 thousand, $8 thousand and $113 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

At December 31, 2014 and 2013, there were no commitments to lend additional funds to any borrower on nonaccrual status.

The preceding table excludes acquired loans that are accounted for as purchased credit impaired loans totaling $1.9 million and $6.2 million, respectively at December 31, 2014 and 2013. Such loans otherwise meet the Company’s definition of a nonperforming loan but are excluded because the loans are included in loan pools that are considered performing. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are accounted for on either a pool or individual basis and the accretable yield is being recognized as interest income over the life of the loans based on expected cash flows.

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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes impaired loans by portfolio segment and the average carrying amount and interest income recognized on impaired loans by portfolio segment as of December 31, 2014, 2013 and 2012:

	As of and for the Year Ended December 31, 2014
		Unpaid		Average	Interest
	Carrying	Principal	Associated	Carrying	Income
	Amount	Balance	Allowance	Amount	Recognized
Originated			(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$864	$864	$-	$864	$28
Commercial real estate	4,543	4,544	-	4,034	223
Home equity	91	91	-	95	3
Commercial business	1,145	1,153	-	1,226	52
Total impaired loans without a valuation allowance	$6,643	$6,652	$-	$6,219	$306

Impaired loans with a valuation allowance:
Commercial real estate	$453	$453	$23	$457	$29
Commercial business	556	556	10	596	32
Total impaired loans with a valuation allowance	$1,009	$1,009	$33	$1,053	$61
Total originated impaired loans	$7,652	$7,661	$33	$7,272	$367

Acquired
Impaired loans without a valuation allowance:
Commercial business	$629	$629	$-	$607	$28
Total impaired loans without a valuation allowance	$629	$629	$-	$607	$28

Impaired loans with a valuation allowance:
Total impaired loans with a valuation allowance	$-	$-	$-	$-	$-
Total acquired impaired loans	$629	$629	$-	$607	$28

	As of and for the Year Ended December 31, 2013
		Unpaid		Average	Interest
	Carrying	Principal	Associated	Carrying	Income
	Amount	Balance	Allowance	Amount	Recognized
Originated			(In thousands)
Impaired loans without a valuation allowance:
Total impaired loans without a valuation allowance	$-	$-	$-	$-	$-

Impaired loans with a valuation allowance:
Residential real estate	$1,867	$1,880	$73	$1,896	$36
Commercial real estate	1,117	1,117	56	1,127	56
Home equity	97	97	4	221	7
Commercial business	642	642	12	680	37
Total impaired loans with a valuation allowance	$3,723	$3,736	$145	$3,924	$136
Total originated impaired loans	$3,723	$3,736	$145	$3,924	$136

Acquired
Impaired loans without a valuation allowance:
Total impaired loans without a valuation allowance	$-	$-	$-	$-	$-

Impaired loans with a valuation allowance:
Total impaired loans with a valuation allowance	$-	$-	$-	$-	$-
Total acquired impaired loans	$-	$-	$-	$-	$-

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of and for the Year Ended December 31, 2012
		Unpaid		Average	Interest
	Carrying	Principal	Associated	Carrying	Income
	Amount	Balance	Allowance	Amount	Recognized
Impaired loans without a valuation allowance:
Residential real estate	$2,137	$2,137	$-	$2,273	$47

Impaired loans with a valuation allowance:
Commercial real estate	1,817	1,817	249	2,461	44
Commercial business	194	194	9	198	14
Total impaired loans with a valuation allowance	$2,011	$2,011	$258	$2,659	$58
Total impaired loans	$4,148	$4,148	$258	$4,932	$105

Troubled debt restructurings (TDRs)

Modifications to a loan are considered to be a troubled debt restructuring when one or both of the following conditions is met: 1) the borrower is experiencing financial difficulties and/or 2) the modification constitutes a concession that is not in line with market rates and/or terms. Modified terms are dependent upon the financial position and needs of the individual borrower. Troubled debt restructurings are classified as impaired loans.

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

The recorded investment in TDRs was $3.6 million at December 31, 2014 and $1.6 million at December 31, 2013.

The following table presents loans whose terms were modified as TDRs during the periods presented:

			Outstanding Recorded Investment
	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2014	2013	2014	2013	2014	2013

Years ended December 31,
Commercial real estate	2	-	$1,317	$-	$1,317	$-
Home equity	-	1	-	97	-	97
Commercial business	4	-	782	-	782	-
Total	6	1	$2,099	$97	$2,099	$97

All TDRs at December 31, 2014 and 2013 were performing in compliance under their modified terms and therefore, were on accrual status.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information on how loans were modified as a TDR for the years ended December 31, 2014 and 2013.

	December 31,
	2014	2013
	(In thousands)
Maturity/amortization concession	$946	$97
Payment concession	1,153	-
Total	$2,099	$97

There was no loans modified in a troubled debt restructuring, for which there was a payment default during the years ended December 31, 2014 and 2013, respectively.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Premises and Equipment

At December 31, 2014 and 2013, premises and equipment consisted of the following:

	December 31,
	2014	2013
	(In thousands)

Land	$2,300	$1,450
Building	6,346	3,544
Leasehold improvements	4,280	3,157
Furniture and fixtures	1,842	1,456
Equipment	3,221	2,090
	17,989	11,697
Accumulated depreciation and amortization	(6,079)	(4,637)
Premises and equipment, net	$11,910	$7,060

For the years ended December 31, 2014, 2013 and 2012, depreciation and amortization expense related to premises and equipment totaled $1.2 million, $666 thousand and $612 thousand, respectively.

9.	Deposits

At December 31, 2014 and 2013, deposits consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Noninterest bearing demand deposit accounts	$166,030	$118,618
Interest bearing accounts:
NOW and money market	276,501	238,231
Savings	84,457	107,692
Time certificates of deposit	308,451	197,004
Total interest bearing accounts	669,409	542,927
Total deposits	$835,439	$661,545

Contractual maturities of time certificates of deposit as of December 31, 2014 and 2013 are summarized below:

	December 31,
	2014	2013
	(In thousands)
2014	-	173,265
2015	244,674	12,294
2016	29,462	5,707
2017	14,657	5,738
2018	9,968	-
2019	9,690	-
	$308,451	$197,004

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Time certificates of deposit in denominations of $100,000 or more were approximately $239.8 million, and $150.8 million at December 31, 2014 and 2013, respectively. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), signed into law on July 21, 2010, permanently raised the maximum deposit insurance amount to $250,000, retroactive to January 1, 2008. The aggregate amount of individual certificate accounts with balances of $250,000 or more were approximately $61.7 million and $40.5 million at December 31, 2014 and 2013, respectively.

The following table summarizes interest expense by account type for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
		(In thousands)

NOW and money market	$894	$547	$657
Savings	302	543	846
Time certificates of deposit	2,099	1,143	864

Total interest expense on deposits	$3,295	$2,233	$2,367

10.	Federal Home Loan Bank Advances and Other Borrowings

The following is a summary of FHLB advances with maturity dates and weighted average rates at December 31, 2014 and 2013:

	December 31,
	2014		2013
		Weighted		Weighted
	Amount	Average	Amount	Average
(Dollars in thousands)	Due	Rate	Due	Rate

Year of Maturity:
2014	-	-	22,000	0.50
2015	109,000	0.31	2,000	2.75
2017	20,000	0.99	20,000	0.99

Total advances	$129,000	0.42%	$44,000	0.83%

$25.0 million of the above mentioned FHLB advances are subject to interest rate swap transactions.

The Bank has additional borrowing capacity at the FHLB, in excess of outstanding advances, up to a certain percentage of the value of qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. As of December 31, 2014 the Company has immediate availability to borrow $123.8 million based on qualified collateral.

Additionally, the Bank has access to a pre-approved secured line of credit of $450 thousand with the FHLB, none of which was outstanding at December 31, 2014 and 2013.

The Bank has an unsecured line of credit with Bankers’ Bank Northeast of $7.5 million and $2.0 million at December 31, 2014 and 2013, respectively,  none of which was outstanding at December 31, 2014 and 2013.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal Home Loan Bank Stock

As a member of the FHLB, the Bank is required to maintain investments in their capital stock. The Bank owned 63,486 and 48,342 shares at December 31, 2014 and 2013, respectively. There is no ready market or quoted market values for the stock. The shares have a par value of $100 and are carried on the consolidated balance sheets at cost, as the stock is only redeemable at par subject to the redemption practices of the FHLB.

11.	Commitments and Contingencies

Leases

The Company leases its corporate office space, as well as all but two branch locations, plus certain equipment under operating lease agreements, which expire at various dates through 2028. In addition to rental payments, the leases require payment of property taxes and certain common area maintenance fees. At December 31, 2014 and 2013, future minimum rental commitments under the terms of these leases by year were as follows:

	2014	2013
Period Ending December 31,	(In thousands)
2014	$-	$1,718
2015	1,788	1,714
2016	1,767	1,196
2017	1,159	1,165
2018	829	914
Thereafter	3,743	4,190
	$9,286	$10,897

Total rental expense approximated $1.6 million, $1.5 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Legal matters

The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.

Off-balance sheet instruments

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements. The contractual amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The contractual amounts of commitments to extend credit represents the amounts of potential accounting loss should the contract be fully drawn upon, the customer’s default, and the value of any existing collateral becomes worthless. Management uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments and evaluates each customer’s creditworthiness on a case-by-case basis. Management believes that they control the credit risk of these financial instruments through credit approvals, credit limits, monitoring procedures and the receipt of collateral as deemed necessary.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial instruments whose contract amounts represented credit risk at December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
	(In thousands)
Commitments to extend credit:
Loan commitments	$83,013	$61,633
Undisbursed construction loans	61,095	44,670
Unused home equity lines of credit	12,340	11,575
	$156,448	$117,878

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies, but may include residential and commercial property, deposits and securities.

12.	Income Taxes

Income tax expense for the years ended December 31, 2014, 2013 and 2012 consisted of:

	2014	2013	2012
	(In thousands)
Current provision:
Federal	$2,147	$1,944	$1,018
State	718	597	416
Total current	2,865	2,541	1,434

Deferred provision:
Federal	(557)	(385)	(508)
State	(139)	28	(269)
Total deferred	(696)	(357)	(777)
Total income tax expense	$2,169	$2,184	$657

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the anticipated income tax expense, computed by applying the statutory federal income tax rate of 34% to the income before income taxes, to the amount reported in the consolidated statements of income for the years ended December 31, 2014, 2013 and 2012 was as follows:

	December 31,
	2014	2013	2012
	(In thousands)

Income tax expense at statutory federal rate	$2,291	$2,497	$636
State tax expense, net of federal tax effect	259	239	161
Gain from bargain purchase	-	(453)	-
Income exempt from tax	(523)	(294)	(281)
Other items, net	19	21	205
Income tax expense before change in valuation allowance	2,046	2,010	721
Change in valuation allowance	123	174	(64)
Income tax expense	$2,169	$2,184	$657

At December 31, 2014 and 2013, the components of deferred tax assets and liabilities were as follows:

	December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$4,314	$3,348
Net operating loss carryforwards	1,539	1,479
Purchase accounting adjustments	504	1,094
Deferred fees	1,144	707
Deferred Expenses	916	271
Start-up costs	346	213
Unrealized loss on derivatives	73	-
Other	647	512
Gross deferred tax assets	9,483	7,624
Valuation allowance	(806)	(682)
Deferred tax receivable, net of valuation allowance	8,677	6,942

Deferred tax liabilities:
Tax bad debt reserve	740	499
Depreciation	370	327
Unrealized gain on available for sale securities	411	271
Gross deferred tax liabilities	1,521	1,097
Net deferred tax asset	$7,156	$5,845

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2014, the Company had federal net operating loss carryovers of $3.2 million. The carryovers were transferred to the Company upon the merger with the Wilton Bank. The losses will expire after 2032 and are subject to certain annual limitations which amount to $176 thousand per year.

In addition, at December 31, 2014 and 2013, there were net operating loss carry forwards of approximately $9.3 million and $6.0 million, respectively, for state tax purposes that were available to reduce future state taxable income. A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2014 and 2013, management recorded a valuation allowance against the deferred tax benefits of the state operating loss carry forwards and other state deferred tax assets for the Bank Holding Company.

Management regularly analyzes their tax positions and at December 31, 2014, does not believe that the Company has taken any tax positions where future deductibility is not certain. As of December 31, 2014, the Company is subject to unexpired statutes of limitation for examination of its tax returns for U.S. federal and Connecticut income taxes for the years 2011 through 2013.

13. 401(K) Profit Sharing Plan

The Company’s employees are eligible to participate in The Bankwell Financial Group, Inc. and its Subsidiaries and Affiliates 401(k) Plan (the “401k Plan”). The 401k Plan covers substantially all employees who are 21 years of age. Under the terms of the 401k Plan, participants can contribute up to a certain percentage of their compensation, subject to federal limitations. The Company matches eligible contributions and may make discretionary matching and/or profit sharing contributions. Participants are immediately vested in their contributions and become fully vested in the Company’s contributions after completing five years of service. The Company contributed $151 thousand, $127 thousand and $102 thousand to the 401k Plan during the years ended December 31, 2014, 2013 and 2012, respectively.

14. Earnings Per Share

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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of earnings available to common shareholders and basic weighted-average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Net income	$4,568	$5,161	$1,214
Preferred stock dividends and net accretion	(110)	(111)	(132)
Dividends and undistributed earnings allocated to participating securities	(81)	(89)	-
Net income for earnings per share calculation	$4,377	$4,961	$1,082
Weighted average shares outstanding, basic	5,578	3,395	2,768
Effect of dilutive equity-based awards	28	56	97
Weighted average shares outstanding, diluted	5,606	3,451	2,865
Net earnings per common share:
Basic earnings per common share	$0.78	$1.46	$0.39
Diluted earnings per common share	0.78	1.44	0.38

15. Stock-Based Compensation Plans

Equity award plans

The Company has five equity award plans, which are collectively referred to as the “Plan”.

Any future issuances of equity awards will be made under the 2012 Plan and/or any new plan adopted by the Company and its shareholders in the future. All equity awards made under the 2012 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. At December 31, 2014, there were 424,292 shares reserved for future issuance under the 2012 Plan.

Share Options: As discussed in Note 1, the Company accounts for stock options based on the fair value at the date of grant and records expense over the vesting period of such awards on a straight line basis. Options vest over periods up to 5 years. For the years ended December 31, 2014, 2013, and 2012, the Company recorded expense related to options granted under the various plans of approximately $32 thousand, $41 thousand, and $82 thousand, respectively.

There were no options granted during the years ended December 31, 2014 and 2013. The fair value of options granted during the year ended December 31, 2012 was estimated at the grant date using the minimum value option-pricing model with the following weighted average assumptions for the grants:

Year Ended December 31, 2012

Weighted average expected lives, in years	7.5
Risk-free interest rate	1.81%
Expected stock price volatility	35.00%
Expected annual forfeiture rate	6.00%

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of outstanding stock options at December 31, 2014, 2013 and 2012, and changes during the periods then ended, were as follows:

			December 31,
	2014		2013		2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Options outstanding at beginning of period	208,568	$16.67	272,358	$15.23	277,558	$14.60
Granted	-	-	-	-	9,650	15.00
Issued resulting from Acquisitions	61,040	17.86	-	-	-	-
Forfeited	(4,270)	18.32	(4,080)	17.42	(14,850)	13.13
Exercised	(20,305)	10.17	(46,640)	10.02	-	-
Expired	(40,240)	17.77	(13,070)	10.00	-	-
Options outstanding at end of period	204,793	17.42	208,568	16.67	272,358	15.23

Options exercisable at end of period	193,432	17.55	188,852	16.84	241,237	15.23
Weighted-average fair value of options granted during the period		N/A		N/A		$6.54

Total intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. The total intrinsic value of share options exercised during the years ended December 31, 2014, 2013 and 2012 was $214 thousand, $544 thousand and $0, respectively.

Restricted Stock: Service condition restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are participating securities and considered outstanding. Service condition restricted stock awards generally vest over one to five years. The following table presents the activity for restricted stock for the years ended December 31, 2014, 2013 and 2012:

			December 31,
	2014		2013		2012
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	122,140	$15.98	49,500	$15.00	30,000	$15.96
Granted	127,610	19.09	87,456	16.38	49,500	15.00
Vested	(32,237)	17.62	(12,900)	14.92	(30,000)	15.96
Forfeited	(51,651)	15.89	(1,916)	15.95	-	-
Unvested at end of period	165,862	18.08	122,140	15.98	49,500	15.00

The Company’s restricted stock expense for the years ended December 31, 2014, 2013 and 2012 was $542 thousand, $268 thousand and $481 thousand, respectively.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Market Conditions Restricted Stock: On December 9, 2014 the Company issued restricted stock with market and service conditions pursuant to the Company’s 2012 Stock Plan. The maximum number of shares that can vest is 49,400. The actual number of shares to be vested will be based on market criteria over a five-year period ending on December 1, 2019 based on the Company’s stock price being at or above $25.00, $27.00 and $29.00 per share over a 60-day consecutive period. These shares may vest over a period from December 1, 2017 to December 1, 2019 based on meeting the price targets. In addition, the grantees must be employed with the Company on the vesting date to receive the shares. The Company determined the fair value of these market condition awards in accordance with ASC 718 – Stock Compensation using the Monte Carlo simulation model deemed appropriate for this type of grant. The grant date fair value for these grants was $11.63 for the awards that vest at the $25 stock price, $10.30 for the awards that vest at the $27 stock price and $9.10 for the awards that vest at the $29 stock price. The grant date fair value for the Company’s stock was $18.99 per share. The Company recognized $14 thousand in stock compensation expense for the year ended December 31, 2014 for these restricted stock awards.

16. Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net gains or losses on derivatives accounted for as cash flow hedges. The Company’s total comprehensive income or loss for the year ended December 31, 2014, 2013 and 2012 is reported in the Consolidated Statements of Comprehensive Income.

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax for the year ended December 31, 2014, 2013 and 2012:

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swap	Total
		(In thousands)
Balance at December 31, 2013	$424	$-	$424
Other comprehensive income (loss) before reclassifications	220	(113)	107
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net other comprehensive income (loss)	220	(113)	107
Balance at December 31, 2014	$644	$(113)	$531

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Unrealized Gain (Loss) on Available for Sale Securities
(In thousands)
Balance at December 31, 2011	$810
Other comprehensive loss before reclassifications	701
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive loss	701
Balance at December 31, 2012	$1,511
Other comprehensive loss before reclassifications	(1,087)
Amounts reclassified from accumulated other comprehensive income	-
Net other comprehensive loss	(1,087)
Balance at December 31, 2013	$424

17. Derivative Instruments

The Company entered into derivative transactions in February, 2014 and December, 2014. Information about derivative instruments at December 31, 2014 was as follows:

(Dollars in thousands)	Notional Amount	Maturity	Received	Paid	Fair Value

Cash flow hedge:
Interest rate swap on FHLB advance	$25,000	4.7 years	0.26%	1.62%	$(73)
Interest rate swap on forward -starting FHLB advance	$25,000	5.0 years	0.26%	1.83%	$(113)

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

The Bank’s cash flow hedge positions are all forward starting interest rate swap transactions. The Bank entered into the following forward starting interest rate swap transactions:

(Dollars in thousands)	Notional Amount	Effective Date of Hedged Borrowing	Duration of Borrowing	Counterparty

Type of borrowing:
FHLB 90-day advance	$25,000	April 1, 2014	4.7 years	Bank of Montreal
FHLB 90-day advance	$25,000	January 2, 2015	5.0 years	Bank of Montreal

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This hedge strategy converts the LIBOR based rate of interest on certain FHLB advances to fixed interest rates, thereby protecting the Bank from floating interest rate variability.

Changes in the consolidated statements of comprehensive income related to interest rate derivatives designated as hedges of cash flows were as follows for the year ended December 31, 2014:

(In thousands)	December 31, 2014

Interest rate swap on FHLB advance:
Unrealized loss recognized in accumulated other comprehensive income	$(186)
Income tax benefit on items recognized in accumulated other comprehensive income	73
Other comprehensive income	$(113)
Interest expense recognized on hedged FHLB advance	$264

18. Fair Value of Financial Instruments

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction. The estimated fair value amounts have been measured as of the respective period-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments at December 31, 2014 and 2013 were as follows:

	December 31, 2014
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
		(In thousands)
Financial Assets:
Cash and due from banks	$48,559	$48,559	$48,559	$-	$-
Available for sale securities	65,009	65,009	-	65,009	-
Held to maturity securities	11,454	11,470	-	11,470	-
Loans held for sale	586	586	-	586	-
Loans receivable, net	915,981	920,031	-	-	920,031
Accrued interest receivable	3,323	3,323	-	-	3,323
FHLB stock	6,109	6,109	-	-	6,109

Financial Liabilities:
Demand deposits	$166,030	$166,030	$-	$-	$166,030
NOW and money market	276,501	276,501	-	-	276,501
Savings	84,457	84,457	-	-	84,457
Time deposits	308,451	310,165	-	-	310,165
Advances from the FHLB	129,000	128,961	-	-	128,961
Derivative liability	186	186	-	186	-

	December 31, 2013
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
			(In thousands)
Financial Assets:
Cash and due from banks	$82,013	$82,013	$82,013	$-	$-
Available for sale securities	28,597	28,597	-	28,597	-
Held to maturity securities	13,816	13,815	-	13,815	-
Loans held for sale	100	100	-	100	-
Loans receivable, net	621,830	623,876	-	-	623,876
Accrued interest receivable	2,360	2,360	-	-	2,360
FHLB stock	4,834	4,834	-	-	4,834

Financial Liabilities:
Demand deposits	$118,618	$118,618	$-	$-	$118,618
NOW and money market	238,231	238,231	-	-	238,231
Savings	107,692	107,692	-	-	107,692
Time deposits	197,004	197,762	-	-	197,762
Advances from the FHLB	44,000	43,902	-	-	43,902

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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

19. Fair Value Measurements

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

Assets and Liabilities measured at fair value on a recurring basis

The following tables detail the financial instruments carried at fair value on a recurring basis at December 31, 2014 and 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the years ended December 31, 2014 and 2013.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value
(In thousands)	Level 1	Level 2	Level 3

December 31, 2014:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$24,418	$-
State agency and municipal obligations	-	18,584	-
Corporate bonds	-	16,325	-
Mortgage backed securities	-	5,682	-
Derivative Liability	-	(186)	-

December 31, 2013:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$5,688	$-
State agency and municipal obligations	-	12,132	-
Corporate bonds	-	9,556	-
Mortgage backed securities	-	1,211	-

Available for sale investment securities: The fair value of the Company’s investment securities are estimated by using pricing models or quoted prices of securities with similar characteristics (i.e. matrix pricing) and are classified within Level 2 of the valuation hierarchy.

Derivative liabilities: The Company’s derivative liabilities consist of an interest rate swap initiated in February 2014 and an interest rate swap initiated in December 2014 as part of management’s strategy to manage interest rate risk. The valuation of the Company’s interest rate swaps are obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. The Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy.

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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details the financial instruments carried at fair value on a nonrecurring basis at December 31, 2014 and 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
(In thousands)	Level 1	Level 2	Level 3

December 31, 2014:
Impaired loans	$-	$-	$8,281
Foreclosed real estate	-	-	950

December 31, 2013:
Impaired loans	$-	$-	$3,723
Foreclosed real estate	-	-	829

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at December 31, 2014 and 2013:

	Fair	Valuation	Unobservable	Range
(Dollars in thousands)	Value	Methodology	Input	(Weighted Average)

December 31, 2013:

Impaired loans	$8,281	Appraisals	Discount for dated appraisals	-
		Discounted cash flows	Discount rate	3.25% to 8.25%

Foreclosed real estate	$950	Appraisals	Discount for dated appraisals	7.34% to 66.6%

December 31, 2013:

Impaired loans	$3,723	Appraisals	Discount for dated appraisals	0% to 20.0%
		Discounted cash flows	Discount rate	6.0%

Foreclosed real estate	$829	Appraisals	Discount for dated appraisals	34.8% to 66.6%

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

Foreclosed real estate: The Company classifies property acquired through foreclosure or acceptance of deed-in-lieu of foreclosure as foreclosed real estate and repossessed assets in its financial statements. Upon foreclosure, the property securing the loan is written down to fair value less selling costs. The write-down is based upon differences between the appraised value and the book value. Appraisals are based on observable market data such as comparable sales, however assumptions made in determining comparability are unobservable and therefore these assets are classified as Level 3 within the valuation hierarchy

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and Company to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets, as defined by regulation. Management believes, as of December 31, 2014, the Bank and Company meet all capital adequacy requirements to which they are subject. As of December 31, 2014, the Bank was well capitalized under the regulatory framework for prompt corrective action, as shown in the following schedules. There are no conditions or events since then that management believes have changed this category.

The capital amounts and ratios for the Bank and Company at December 31, 2014 and 2013, were as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Capital		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Bankwell Bank
December 31, 2014
Total Capital to Risk-Weighted Assets	$125,339	13.55%	$74,003	8.00%	$92,503	10.00%
Tier I Capital to Risk-Weighted Assets	115,359	12.47%	37,001	4.00%	55,502	6.00%
Tier I Capital to Average Assets	115,359	11.12%	41,485	4.00%	51,856	5.00%
Bankwell Financial Group, Inc.
December 31, 2014
Total Capital to Risk-Weighted Assets	$135,223	14.59%	$74,136	8.00%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	125,243	13.51%	37,068	4.00%	N/A	N/A
Tier I Capital to Average Assets	125,243	11.78%	42,516	4.00%	N/A	N/A

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In July 2013, the Federal Reserve Board, Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation approved final rules to implement the Basel III Capital Framework (Basel III). Basel III will be effective for the Company on January 1, 2015 and phased-in over a multiple year period becoming fully effective on January 1, 2019. Basel III calls for higher quality capital with higher minimum capital level requirements. Consistent with the International Basel Framework, Basel III includes a new minimum ratio of Common Equity Tier I capital to Risk-weighted Assets of 4.5 percent, and a Common Equity Tier I capital conservation buffer of 2.5 percent of risk-weighted assets. Basel III also raises the minimum ratio of Tier I Capital to Risk-weighted Assets from 4.0 percent to 6.0 percent and includes a minimum Leverage Ratio of 4.0 percent. The Company expects to meet all minimum Basel III capital requirements under the final rule when it becomes effective.

Regulatory Restrictions on dividends

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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Related Party Transactions

In the normal course of business, the Company may grant loans to executive officers, directors and members of their immediate families, as defined, and to entities in which these individuals have more than a 10% equity ownership. Such loans are transacted at terms including interest rates, similar to those available to unrelated customers. Changes in loans outstanding to such related parties during the years ending December 31, 2014, 2013 and 2012 were as follows:

	December 31,
	2014	2013	2012
	(In thousands)
Balance, beginning of year	$7,346	$5,260	$5,098
Additional loans	6,606	13,775	3,769
Repayments and changes in status	(6,443)	(11,689)	(3,607)
Balance, end of year	$7,509	$7,346	$5,260

Related party deposits aggregated approximately $34.5 million, $44.7 million, and $27.0 million at December 31, 2014, 2013, and 2012, respectively.

During the years ended December 31, 2014, 2013 and 2012, the Company paid approximately $62 thousand, $862 thousand and $123 thousand, respectively, to related parties for services provided to the Company. The payments were primarily for consulting and legal services.

22. Parent Corporation Only Financial Statements

The Parent Company operates its wholly-owned subsidiary, Bankwell Bank. The earnings of this subsidiary are recognized by the Company using the equity method of accounting. Accordingly, earnings are recorded as increases in the Company’s investment in the subsidiary and dividends paid reduce the investment in the subsidiary.

Condensed financial statements of the Parent Company only are as follows:

Condensed Statements of Financial Condition

	December 31,
	2014	2013
	(Dollars in Thousands)
ASSETS
Cash and due from banks	$6,640	$7,962
Investment in subsidiary	119,326	59,627
Premises and equipment, net	204	289
Deferred income taxes, net	3,256	2,410
Other assets	1,644	416
Total assets	$131,070	$70,704

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued expenses and other liabilities	$1,860	$1,219
Stockholders’ equity	129,210	69,485
Total liabilities and stockholders’ equity	$131,070	$70,704

Condensed Statements of Income

	Year Ended December 31,
	2014	2013	2012
	(Dollars in Thousands)
Interest income	$45	$26	$15
Other income	-	4,167	2,264
Total income	45	4,193	2,279
Expenses	1,728	5,711	4,261
Loss before equity in undistributed earnings of subsidiaries	(1,683)	(1,518)	(1,982)
Equity in undistributed earnings of subsidiaries	6,251	6,679	3,196
Net Income	$4,568	$5,161	$1,214

Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2014	2013	2012
	(Dollars in Thousands)
Cash flows from operating activities
Net income	$4,568	$5,161	$1,214
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings	(6,251)	(6,679)	(3,196)
Increase in other assets	(1,245)	(97)	(203)
(Decrease) Increase in premises and equipment, net	85	6	(283)
Increase in deferred income taxes, net	(846)	(452)	(1,508)
Increase in other liabilities	641	491	234
Stock-based compensation	573	259	481
Net cash used by operating activities	(2,475)	(1,311)	(3,261)

Cash flows from investing activities
Cash paid for acquisitions	(3,648)	(5,035)	-
Capital contribution to Bankwell Bank	(40,000)	-	-
Net cash used by investing activities	(43,648)	(5,035)	-

Cash flows from financing activities
Proceeds from exercise of options	207	467	-
Dividends paid on preferred stock	(110)	(111)	(132)
Proceeds from stock offering	44,704	13,178	-
Net cash provided by financing activities	44,801	13,534	(132)
Net (decrease) increase in cash and cash equivalents	(1,322)	7,188	(3,393)
Cash and cash equivalents:
Beginning of year	7,962	774	4,167
End of period	$6,640	$7,962	$774
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	-	-	-

23. Quarterly Financial Information of Bankwell Financial Group, Inc.
(Unaudited)

The following table presents selected quarterly financial information (unaudited):

	2014
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Total interest income	$11,016	$8,668	$8,044	$7,861
Total interest expense	1,245	1,073	896	715
Net interest income	9,771	7,595	7,148	7,146
Provision for loan losses	1,305	566	70	211
Non-interest income	833	757	682	769
Non-interest expense	8,344	5,530	5,897	6,041
Income before income taxes	955	2,256	1,863	1,663
Provision from income taxes	228	765	636	540
Net income	$727	$1,491	$1,227	$1,123
Net income attributable to common stockholders	$698	$1,464	$1,200	$1,096

Earnings per share:
Basic	$0.10	$0.22	$0.23	$0.28
Diluted	$0.10	$0.22	$0.23	$0.28

	2013
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Total interest income	$7,394	$7,121	$6,901	$6,676
Total interest expense	794	727	653	591
Net interest income	6,600	6,394	6,248	6,085
Provision for loan losses	96	47	252	190
Non-interest income	1,832	1,083	1,524	284
Non-interest expense	7,060	5,331	5,131	4,598
Income before income taxes	1,276	2,099	2,389	1,581
Provision (benefit) from income taxes	(86)	780	921	569
Net income	$1,362	$1,319	$1,468	$1,012
Net income attributable to common stockholders	$1,334	$1,290	$1,441	$985

Earnings per share:
Basic	$0.34	$0.38	$0.43	$0.31
Diluted	$0.34	$0.37	$0.42	$0.30

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9a. Controls and Procedures
Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of the end of the period covered by this report.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report on Form 10-K does not include a report on management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9b. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2015 Annual Meeting of Stockholders, to be filed with the Commission no later than April 30, 2015.

Item 11. Executive Compensation

The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2015 Annual Meeting of Stockholders, to be filed with the Commission no later than April 30, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2015 Annual Meeting of Stockholders, to be filed with the Commission no later than April 30, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2015 Annual Meeting of Stockholders, to be filed with the Commission no later than April 30, 2015.

Item 14. Principal Accounting Fees and Services

The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2015 Annual Meeting of Stockholders, to be filed with the Commission no later than April 30, 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBIT INDEX

Number	Description
Exhibit 3.1	Certificate of Incorporation as amended to date(1)
Exhibit 3.2	Amended and Restated Bylaws(1)
Exhibit 10.1†	Employment Agreement of Christopher Gruseke dated February 25, 2015
Exhibit 10.2†	Employment Agreement of Gail E.D. Brathwaite dated April 1, 2013(1)
Exhibit 10.3†	Employment Agreement of Ernest J. Verrico, Sr. dated April 23, 2013(1)
Exhibit 10.4†	Employment Agreement of Heidi S. DeWyngaert dated January 30, 2013(1)
Exhibit 10.5†	2002 Bank Management, Director and Founder Stock Option Plan(1)
Exhibit 10.6†	2006 Bank of New Canaan Stock Option Plan(1)
Exhibit 10.7†	2007 Bank of New Canaan Stock Option and Equity Award Plan(1)
Exhibit 10.8†	2011 BNC Financial Group, Inc. Stock Option and Equity Award Plan(1)
Exhibit 10.9†	2012 BNC Financial Group, Inc. Stock Plan(1)
Exhibit 10.10†	Amendment to the 2012 BNC Financial Group, Inc. Stock Plan(1)
Exhibit 10.11†	BNC Financial Group, Inc. and Affiliates Deferred Compensation Plan for Directors, January 23, 2008(1)
Exhibit 10.12	Small Business Lending Fund Securities Purchase Agreement with the Secretary of the Treasury dated August 4, 2011(1)
Exhibit 10.13	Agreement and Plan of Merger by and among BNC Financial Group, Inc., The Bank of New Canaan and The Wilton Bank dated as of June 14, 2013(1)
Exhibit 10.14	Securities Purchase Agreement dated September 30, 2013(1)
Exhibit 10.15	Agreement and Plan of Merger by and among Bankwell Financial Group, Inc. and Quinnipiac Bank & Trust Company dated March 31, 2014(1)
Exhibit 10.16	Form of Director Indemnification Agreement(2)
Exhibit 10.17	Form of Executive Officer Indemnification Agreement(2)
Exhibit 21.1	Subsidiaries of the Registrant(1)
Exhibit 23.2	Consent of Whittlesey & Hadley, P.C.
Exhibit 31.1	Certification of Christopher Gruseke Pursuant to Rule 13a-14(a)
Exhibit 31.2	Certification of Ernest J. Verrico, Sr. pursuant to Rule 13a-14(a)
Exhibit 32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Bankwell Financial Group, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Income; (iii) Consolidated statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

† Management contract or compensatory plan or arrangement
(1) Filed as part of the Registrant’s Registration Statement on Form S-1 filed on April 4, 2014.
(2) Filed as part of the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed on May 5, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

BANKWELL FINANCIAL GROUP, INC.

By:	/s/ Christopher Gruseke
Christopher Gruseke
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature & Title	Date

/s/ Christopher Gruseke	March 16, 2015
Christopher Gruseke
President and Chief Executive Officer

/s/ Ernest J. Verrico, Sr.	March 16, 2015
Ernest J. Verrico, Sr.
Executive Vice President & Chief Financial Officer

/s/ Frederick R. Afragola	March 16, 2015
Frederick R. Afragola
Director

/s/ George P. Bauer	March 16, 2015
George P. Bauer
Director

/s/ Michael Brandt	March 16, 2015
Michael Brandt
Director

/s/ Richard Castiglioni	March 16, 2015
Richard Castiglioni
Director

/s/ Eric J. Dale	March 16, 2015
Eric J. Dale
Director

/s/ Blake S. Drexler	March 16, 2015
Blake S. Drexler
Director

/s/ James A. Fieber	March 16, 2015
James A. Fieber
Director

/s/ William J. Fitzpatrick III	March 16, 2015
William J. Fitzpatrick III
Director

/s/ Daniel S. Jones	March 16, 2015
Daniel S. Jones
Director

/s/ Carl R. Kuehner III	March 16, 2015
Carl R. Kuehner III
Director

/s/ Todd Lampert	March 16, 2015
Todd Lampert
Director

/s/ Victor S. Liss	March 16, 2015
Victor S. Liss
Director

/s/ Raymond W. Palumbo	March 16, 2015
Raymond W. Palumbo
Director

