Form 10-Q
period 2015-03-31
Bankwell Financial Group, Inc.
filed 2015-05-11
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________to________

Commission File Number: 001-36448

Bankwell Financial Group, Inc.
(Exact Name of Registrant as specified in its Charter)

Connecticut	20-8251355
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

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

As of April 30, 2015, there were 7,241,686 shares of the registrant’s common stock outstanding.

Bankwell Financial Group, Inc.
Form 10-Q

Table Of Contents

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
Bankwell Financial Group, Inc.
Consolidated Balance Sheets - (Unaudited)
(Dollars in thousands, except share data)

	March 31,	December 31,
	2015	2014

ASSETS
Cash and due from banks	$19,428	$48,559
Held to maturity investment securities, at amortized cost	11,398	11,454
Available for sale investment securities, at fair value	50,736	65,009
Loans held for sale	-	586
Loans receivable (net of allowance for loan losses of $11,596 at March 31, 2015 and $10,860 at December 31, 2014)	964,034	915,981
Foreclosed real estate	830	950
Accrued interest receivable	3,342	3,323
Federal Home Loan Bank stock, at cost	6,794	6,109
Premises and equipment, net	12,120	11,910
Bank-owned life insurance	23,211	23,028
Goodwill	2,589	2,589
Other intangible assets	797	848
Deferred income taxes, net	7,436	7,156
Other assets	1,748	2,029
Total assets	$1,104,463	$1,099,531

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$142,920	$166,030
Interest bearing deposits	691,783	669,409
Total deposits	834,703	835,439

Advances from the Federal Home Loan Bank	133,000	129,000
Accrued expenses and other liabilities	5,352	5,882
Total liabilities	973,055	970,321

Commitments and Contingencies	-	-

Shareholders’ equity
Preferred stock, senior noncumulative perpetual, Series C, no par; 10,980 shares issued at March 31, 2015 and December 31, 2014, respectively; liquidation value of $1,000 per share	10,980	10,980
Common stock, no par value; 10,000,000 shares authorized, 7,243,252 and 7,185,482 shares issued at March 31, 2015 and December 31, 2014, respectively	107,765	107,265
Retained earnings	12,280	10,434
Accumulated other comprehensive income	383	531
Total shareholders’ equity	131,408	129,210

Total liabilities and shareholders’ equity	$1,104,463	$1,099,531

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements Of Income – (Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014

Interest and dividend income
Interest and fees on loans	$10,757	$7,428
Interest and dividends on securities	504	411
Interest on cash and cash equivalents	12	22
Total interest income	11,273	7,861

Interest expense
Interest expense on deposits	1,038	622
Interest on borrowings	341	93
Total interest expense	1,379	715

Net interest income	9,894	7,146

Provision for loan losses	733	211

Net interest income after provision for loan losses	9,161	6,935

Noninterest income
Service charges and fees	208	124
Bank owned life insurance	183	85
Gains and fees from sales of loans	89	428
Gain on sale of foreclosed real estate, net	18	-
Other	101	132
Total noninterest income	599	769

Noninterest expense
Salaries and employee benefits	3,962	3,342
Occupancy and equipment	1,349	1,065
Data processing	336	335
Professional services	325	369
FDIC insurance	158	118
Director fees	148	139
Marketing	148	110
Amortization of intangibles	51	27
Foreclosed real estate	5	14
Merger and acquisition related expenses	-	141
Other	490	381
Total noninterest expense	6,972	6,041
Income before income tax expense	2,788	1,663
Income tax expense	915	540
Net income	$1,873	$1,123
Net income attributable to common shareholders	$1,846	$1,096

Earnings Per Common Share:
Basic	$0.26	$0.28
Diluted	$0.26	$0.28

Weighted Average Common Shares Outstanding:
Basic	7,028,499	3,762,080
Diluted	7,056,141	3,795,946

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements Of Comprehensive Income – (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2015	2014

Net income	$1,873	$1,123

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains on available for sale securities	326	245
Reclassification adjustment for (gain) loss realized in net income	-	-
Net change in unrealized gain	326	245
Income tax expense	(127)	(95)
Unrealized gains on securities, net of tax	199	150
Unrealized (losses) gains on interest rate swaps:
Unrealized (losses) gains on interest rate swaps designated as cash flow hedge	(568)	87
Income tax benefit (expense)	221	(53)
Unrealized (losses) gains on interest rate swap, net of tax	(347)	34
Total other comprehensive (loss) income	(148)	184
Comprehensive income	$1,725	$1,307

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders’ Equity – (Unaudited)
(In thousands, except share data)

					Accumulated
	Number of				Other
	Outstanding	Preferred	Common	Retained	Comprehensive
	Shares	Stock	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2013	3,876,393	$10,980	$52,105	$5,976	$424	$69,485
Net income	-	-	-	1,123	-	1,123
Other comprehensive income, net of tax	-	-	-	-	184	184
Preferred stock cash dividends	-	-	-	(27)	-	(27)
Stock-based compensation expense	-	-	150	-	-	150
Forfeitures of restricted stock	(3,608)	-	-	-	-	-
Stock options exercised	18,905	-	191	-	-	191
Balance at March 31, 2014	3,891,690	$10,980	$52,446	$7,072	$608	$71,106

					Accumulated
	Number of				Other
	Outstanding	Preferred	Common	Retained	Comprehensive
	Shares	Stock	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2014	7,185,482	$10,980	$107,265	$10,434	$531	$129,210
Net income	-	-	-	1,873	-	1,873
Other comprehensive income, net of tax	-	-	-	-	(148)	(148)
Preferred stock cash dividends	-	-	-	(27)	-	(27)
Stock-based compensation expense	-	-	242	-	-	242
Issuance of restricted stock	40,000	-	-	-	-	-
Stock options exercised	17,770	-	258	-	-	258
Balance at March 31, 2015	7,243,252	$10,980	$107,765	$12,280	$383	$131,408

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows – (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities
Net income	$1,873	$1,123
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on investment securities	38	24
Provision for loan losses	733	211
(Provision) benefit for deferred taxes	(229)	89
Depreciation and amortization	403	206
Increase in cash surrender value of bank-owned life insurance	(183)	(85)
Loan principal sold	(3,122)	(16,040)
Proceeds from sales of loans	3,797	16,569
Net gain on sales of loans	(89)	(428)
Equity-based compensation	242	150
Net accretion of purchase accounting adjustments	(41)	(204)
Gain on sale of foreclosed real estate	(18)	-
Net change in:
Deferred loan fees	96	174
Accrued interest receivable	(19)	16
Other assets	(142)	265
Accrued expenses and other liabilities	(530)	(1,864)
Net cash provided by operating activities	2,809	206

Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	284	110
Proceeds from principal repayments on held to maturity securities	53	34
Net proceeds from sales and calls of available for sale securities	14,280	400
Purchases of available for sale securities	-	(7,247)
Net increase in loans	(48,936)	(24,911)
Purchases of premises and equipment	(613)	(1,205)
Purchase of Federal Home Loan Bank stock	(685)	-
Proceeds from sale of foreclosed real estate	138	-
Net cash used by investing activities	(35,479)	(32,819)

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Cash Flows- (Continued)
(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from financing activities
Net change in time certificates of deposit	$(7,242)	$13,571
Net change in other deposits	6,550	4,111
Net proceeds from FHLB advances	4,000	15,000
Proceeds from exercise of options	258	191
Dividends paid on preferred stock	(27)	(27)
Net cash provided by financing activities	3,539	32,846
Net (decrease) increase in cash and cash equivalents	(29,131)	233
Cash and cash equivalents:
Beginning of year	48,559	82,013
End of period	$19,428	$82,246
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$1,258	$885
Income taxes	$1,020	$200

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bankwell Financial Group, Inc. (the “Company” or “Bankwell”) is a bank holding company headquartered in New Canaan, Connecticut. The Company offers a broad range of financial services through its banking subsidiary, Bankwell Bank, (the “Bank”). The Bank was originally chartered as two separate banks, The Bank of New Canaan (“BNC”) and The Bank of Fairfield (“TBF”). In September 2013, BNC and TBF were merged and rebranded as “Bankwell Bank.” In November 2013, the Bank acquired The Wilton Bank (“Wilton”), which added one branch and approximately $25.1 million in loans and $64.2 million in deposits. In October 2014, the Bank acquired Quinnipiac Bank and Trust Company (“Quinnipiac”) which added two branches and approximately $97.8 million in loans and $100.6 million in deposits.

The Bank is a Connecticut state chartered commercial bank, founded in 2002, whose deposits are insured under the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank provides a full range of banking services to commercial and consumer customers, primarily concentrated in the Fairfield County and New Haven County regions of Connecticut, with branch locations in New Canaan, Stamford, Fairfield, Wilton, Norwalk, Hamden and North Haven, Connecticut.

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

Basis of consolidated financial statement presentation

The unaudited consolidated financial statements presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Rule 10-1 of Regulation S-X and do not include all of the information and note disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying unaudited interim consolidated financial statements have been included. Interim results are not necessarily reflective of the results that may be expected for the year ending December 31, 2015. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included on Form 10-K for the year ended December 31, 2014.

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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Reclassification

Certain prior period amounts have been reclassified to conform to the 2015 financial statement presentation. These reclassifications only changed the reporting categories and did not affect the results of operations or consolidated financial position.

Recent accounting pronouncements

The following section includes changes in accounting principles and potential effects of new accounting guidance and pronouncements.

ASU No. 2014-01 - Investments - Equity Method and Joint Ventures (Topic 323) – “Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)”. The ASU permits an entity to make an accounting policy election to account for its investment in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportionate amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The decision to apply the proportionate amortization method of accounting should be applied consistently to all qualifying affordable housing project investments. A reporting entity that uses the effective yield or other method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply such method to those preexisting investments. The amendments were effective for the Company on January 1, 2015. This ASU did not impact the Company’s financial statements and the Company does not expect the application of this guidance will have a material impact on the Company’s financial statements in the future.

ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) –“Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)”. The ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar agreement. In addition, the amendments require disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure in accordance with local requirements of the applicable jurisdiction. An entity can elect to adopt the amendments using either a modified retrospective method or a prospective transition method. The amendments were effective for the Company on January 1, 2015. This ASU did not impact the Company’s financial statements and the Company does not expect the application of this guidance will have a material impact on the Company’s financial statements in the future.

ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606). The ASU establishes a single comprehensive model for an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, and will supersede nearly all existing revenue recognition guidance, to clarify and converge revenue recognition principles under US GAAP and IFRS. The update outlines five steps to recognizing revenue: (i) identify the contracts with the customer; (ii) identify the separate performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the separate performance obligations; (v) recognize revenue when each performance obligation is satisfied. The update requires more comprehensive disclosures, relating to quantitative and qualitative information for amounts, timing, the nature and uncertainty of revenue, and cash flows arising from contracts with customers, which will mainly impact construction and high-tech industries. The most significant potential impact to banking entities relates to less prescriptive derecognition requirements on the sale of OREO property. The amendments are effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted for annual and interim reporting periods beginning after December 15, 2016. An entity may elect either a full retrospective or a modified retrospective application. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

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

ASU No. 2014-14, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40) –“Classification of Certain Government-Guaranteed Residential Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)”. The ASU has been issued to reduce diversity in practice in the classification of foreclosed residential mortgage loans held by creditors that are fully guaranteed under certain government programs, including the Federal Housing Administration guarantees. A residential mortgage loan would be derecognized and a separate other receivable would be recognized upon foreclosure if the loan has both of the following characteristics: (i) the loan has a government guarantee that is not separable from the loan before foreclosure entitling the creditor to the full unpaid principal balance of the loan; and (ii) at the time of foreclosure, the creditor has the intent to make a claim on the guarantee and the ability to recover the full unpaid principal balance of the loan through the guarantee. Notably, upon foreclosure, the separate other receivable would be measured based on the current amount of the loan balance expected to be recovered under the guarantee. The amendments were effective for the Company on January 1, 2015. This ASU did not impact the Company’s financial statements and the Company does not expect the application of this guidance will have a material impact on the Company’s financial statements in the future.

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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20) – “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. Under this ASU, separate, net-of-tax presentation (and corresponding earnings per share impact) will no longer be allowed. The existing requirement to separately present items that are of an unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained. The new guidance also requires similar separate presentation of items that are both unusual and infrequent. The standard is effective for both public and private companies for periods beginning after December 15, 2015. Early adoption is permitted, but only as of the beginning of the fiscal year of adoption. Upon adoption, a reporting entity may elect prospective or retrospective application. If adopted prospectively, both the nature and amount of any subsequent adjustments to previously reported extraordinary items must be disclosed. The Company does not expect the application of this guidance will have a material impact on the Company’s financial statements.

ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Account Standards Codification (ASC) and improves current GAAP by: 1) placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met; 2) reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE); and 3) changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. The amendments are effective for annual and interim periods beginning after December 15, 2015. An entity can elect to adopt the amendments using either a full retrospective method or a modified retrospective method. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-20): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for annual and interim periods beginning after December 15, 2015. The amendments should be applied on a retrospective basis and the necessary disclosures for a change in an accounting principle should be made. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

2.	INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and fair values of available for sale and held to maturity securities at March 31, 2015 were as follows:

		March 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
		(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Due in less than one year	$498	$7	$-	$505
Due from one through five years	4,099	-	(21)	4,078
Due from five through ten years	5,583	25	(13)	5,595
Due after ten years	800	5	(12)	793
	10,980	37	(46)	10,971

State agency and municipal obligations
Due from five through ten years	9,762	355	(127)	9,990
Due after ten years	8,025	579	(1)	8,603
	17,787	934	(128)	18,593

Corporate bonds
Due in less than one year	5,052	50	(4)	5,098
Due from one through five years	4,137	266	-	4,403
Due from five through ten years	6,116	136	-	6,252
	15,305	452	(4)	15,753

Government-sponsored mortgage backed securities
Due from one through five years	88	1	-	89
Due after ten years	5,194	147	(11)	5,330
	5,282	148	(11)	5,419

Total available for sale securities	$49,354	$1,571	$(189)	$50,736

Held to maturity securities:
U.S. Government and agency obligations Due in less than one year	$1,007	$1	$-	$1,008
State agency and municipal obligations Due after ten years	9,139	-	-	9,139
Corporate bonds Due from five through ten years	1,000	-	(26)	974
Government-sponsored mortgage backed securities Due after ten years	252	30	-	282

Total held to maturity securities	$11,398	$31	$(26)	$11,403

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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

There were no sales of, or realized gains or losses on investment securities during the three months ended March 31, 2015 and 2014.

At March 31, 2015 and December 31, 2014, securities with approximate fair values of $6.0 million and $5.9 million, respectively, were pledged as collateral for public deposits.

The following table provides information regarding investment securities with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
			(In thousands)
March 31, 2015
U.S. Government and agency obligations	$3,925	$(23)	$1,977	$(22)	$5,902	$(45)
State agency and municipal obligations	1,046	(128)	-	-	1,046	(128)
Corporate bonds	974	(26)	996	(4)	1,970	(30)
Government-sponsored mortgage backed securities	1,120	(12)	-	-	1,120	(12)
Total investment securities	$7,065	$(189)	$2,973	$(26)	$10,038	$(215)

December 31, 2014
U.S. Government and agency obligations	$4,515	$(56)	$5,878	$(120)	$10,393	$(176)
State agency and municipal obligations	1,771	(52)	-	-	1,771	(52)
Corporate bonds	6,783	(40)	995	(5)	7,778	(45)
Government-sponsored mortgage backed securities	1,406	(17)	-	-	1,406	(17)
Total investment securities	$14,475	$(165)	$6,873	$(125)	$21,348	$(290)

There were 28 and 42 investment securities as of March 31, 2015 and December 31 2014, respectively, in which the fair value of the security was less than the amortized cost of the security. Management believes the unrealized losses are temporary and are the result of recent market conditions, and determined that there has been no deterioration in credit quality subsequent to purchase.

The U.S. Government and agency obligations owned are either direct obligations of the U.S. Government or are issued by one of the shareholder-owned corporations chartered by the U.S. Government and therefore the contractual cash flows are guaranteed. The Company continually monitors its municipal bond and corporate bond portfolios and at this time these portfolios have minimal default risk because corporate and municipal bonds are all rated above investment grade. Government-sponsored mortgage backed securities are fully guaranteed by U.S. Government agencies.

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

The following table sets forth a summary of the loan portfolio at March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total

Real estate loans:
Residential	$168,016	$4,613	$172,629	$169,833	$5,198	$175,031
Commercial	508,459	57,660	566,119	458,506	62,675	521,181
Construction	67,654	1,070	68,724	62,258	971	63,229
Home equity	10,515	7,897	18,412	10,226	7,940	18,166
	754,644	71,240	825,884	700,823	76,784	777,607

Commercial business	118,493	31,833	150,326	120,360	28,899	149,259

Consumer	55	2,382	2,437	243	2,653	2,896
Total loans	873,192	105,455	978,647	821,426	108,336	929,762

Allowance for loan losses	(11,581)	(15)	(11,596)	(10,860)	-	(10,860)
Deferred loan origination fees, net	(3,033)	-	(3,033)	(2,937)	-	(2,937)
Unamortized loan premiums	16	-	16	16	-	16
Loans receivable, net	$858,594	$105,440	$964,034	$807,645	$108,336	$915,981

Lending activities are conducted principally in the Fairfield County and New Haven county regions of Connecticut, and consist of residential and commercial real estate loans, commercial business loans and a variety of consumer loans. Loans may also be granted for the construction of residential homes and commercial properties. All residential and commercial mortgage loans are collateralized by first or second mortgages on real estate.

The following table summarizes activity in the accretable yields for the acquired loan portfolio for the three months ended March 31, 2015 and 2014:

(In thousands)	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$1,382	$1,418
Acquisition	-	-
Accretion	(94)	(140)
Other (a)	(63)	(50)
Balance at end of period	$1,225	$1,228

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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Home Equity: This portfolio segment primarily includes home equity loans and home equity lines of credit secured by owner occupied one-to four-family residential properties. Loans of this type are written at a maximum of 80% of the appraised value of the property and the Company requires a first or second lien position on the property. These loans can be affected by economic conditions and the values of the underlying properties.

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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Allowance for loan losses

The following tables set forth the activity in the Company’s allowance for loan losses for the three months ended March 31, 2015 and 2014, by portfolio segment:

	Residential	Commercial		Home	Commercial
	Real Estate	Real Estate	Construction	Equity	Business	Consumer	Unallocated	Total
	(In thousands)

Three Months Ended March 31, 2015
Originated
Beginning balance	$1,431	$5,480	$1,102	$205	$2,638	$4	$-	$10,860
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	1	-	1
Provisions	(25)	587	118	(2)	44	(2)	-	720
Ending balance	$1,406	$6,067	$1,220	$203	$2,682	$3	$-	$11,581

Acquired
Beginning balance	$-	$-	$-	$-	$-	$-	$-	$-
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	2	-	2
Provisions	-	-	-	-	12	1	-	13
Ending balance	$-	$-	$-	$-	$12	$3	$-	$15

Total
Beginning balance	$1,431	$5,480	$1,102	$205	$2,638	$4	$-	$10,860
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	3	-	3
Provisions	(25)	587	118	(2)	56	(1)	-	733
Ending balance	$1,406	$6,067	$1,220	$203	$2,694	$6	$-	$11,596

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Residential	Commercial		Home	Commercial
	Real Estate	Real Estate	Construction	Equity	Business	Consumer	Unallocated	Total
	(In thousands)

Three Months Ended March 31, 2014
Originated
Beginning balance	$1,310	$3,616	$1,032	$190	$2,225	$9	$-	$8,382
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	10	-	10
Provisions	(12)	151	(20)	2	106	(16)	-	211
Ending balance	$1,298	$3,767	$1,012	$192	$2,331	$3	$-	$8,603

Acquired
Beginning balance	$-	$-	$-	$-	$-	$-	$-	$-
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	-	-	-	-	-	-	-	-
Ending balance	$-	$-	$-	$-	$-	$-	$-	$-

Total
Beginning balance	$1,310	$3,616	$1,032	$190	$2,225	$9	$-	$8,382
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	10	-	10
Provisions	(12)	151	(20)	2	106	(16)	-	211
Ending balance	$1,298	$3,767	$1,012	$192	$2,331	$3	$-	$8,603

With respect to the originated portfolio, the allocation to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following tables are a summary, by portfolio segment and impairment methodology, of the allowance for loan losses and related portfolio balances at March 31, 2015 and December 31, 2014:

	Originated Loans		Acquired Loans		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In thousands)
March 31, 2015
Loans individually evaluated for impairment:
Residential real estate	$864	$2	$-	$-	$864	$2
Commercial real estate	4,975	22	513	-	5,488	22
Construction	-	-	-	-	-	-
Home equity	89	-	40	-	129	-
Commercial business	1,669	9	847	6	2,516	15
Consumer	-	-	7	1	7	1
Subtotal	7,597	33	1,407	7	9,004	40
Loans collectively evaluated for impairment:
Residential real estate	167,152	1,404	4,613	-	171,765	1,404
Commercial real estate	503,484	6,045	57,147	-	560,631	6,045
Construction	67,654	1,220	1,070	-	68,724	1,220
Home equity	10,426	203	7,857	-	18,283	203
Commercial business	116,824	2,673	30,986	6	147,810	2,679
Consumer	55	3	2,375	2	2,430	5
Subtotal	865,595	11,548	104,048	8	969,643	11,556

Total	$873,192	$11,581	$105,455	$15	$978,647	$11,596

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Originated Loans		Acquired Loans		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In thousands)
December 31, 2014
Loans individually evaluated for impairment:
Residential real estate	$864	$-	$-	$-	$864	$-
Commercial real estate	4,996	23	-	-	4,996	23
Home equity	91	-	-	-	91	-
Commercial business	1,701	10	629	-	2,330	10
Subtotal	7,652	33	629	-	8,281	33
Loans collectively evaluated for impairment:
Residential real estate	168,969	1,431	5,198	-	174,167	1,431
Commercial real estate	453,510	5,457	62,675	-	516,185	5,457
Construction	62,258	1,102	971	-	63,229	1,102
Home equity	10,135	205	7,940	-	18,075	205
Commercial business	118,659	2,628	28,270	-	146,929	2,628
Consumer	243	4	2,653	-	2,896	4
Subtotal	813,774	10,827	107,707	-	921,481	10,827

Total	$821,426	$10,860	$108,336	$-	$929,762	$10,860

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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following tables are a summary of the loan portfolio quality indicators by portfolio segment at March 31, 2015 and December 31, 2014:

	Commercial Credit Quality Indicators
	At March 31, 2015			At December 31, 2014

	Commercial		Commercial	Commercial		Commercial
	Real Estate	Construction	Business	Real Estate	Construction	Business
	(In thousands)
Originated loans:
Pass	$502,952	$67,654	$112,972	$452,974	$62,258	$115,323
Special mention	2,076	-	4,891	2,096	-	5,037
Substandard	3,431	-	630	3,436	-	-
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total originated loans	508,459	67,654	118,493	458,506	62,258	120,360
Acquired loans:
Pass	56,142	210	29,639	61,017	136	27,074
Special mention	-	-	831	-	-	659
Substandard	1,518	860	1,363	1,658	835	1,166
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total acquired loans	57,660	1,070	31,833	62,675	971	28,899
Total	$566,119	$68,724	$150,326	$521,181	$63,229	$149,259

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Residential and Consumer Credit Quality Indicators
	At March 31, 2015			At December 31, 2014
	Residential	Home		Residential	Home
	Real Estate	Equity	Consumer	Real Estate	Equity	Consumer
	(In thousands)
Originated loans:
Pass	$167,153	$10,424	$55	$168,969	$10,135	$243
Special mention	863	91	-	864	91	-
Substandard	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total originated loans	168,016	10,515	55	169,833	10,226	243
Acquired loans:
Pass	4,499	7,840	2,382	5,022	7,925	2,653
Special mention	114	-	-	-	-	-
Substandard	-	57	-	176	15	-
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total acquired loans	4,613	7,897	2,382	5,198	7,940	2,653
Total	$172,629	$18,412	$2,437	$175,031	$18,166	$2,896

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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following tables set forth certain information with respect to our loan portfolio delinquencies by portfolio segment and amount as of March 31, 2015 and December 31, 2014:

	As of March 31, 2015
						Carrying
						Amount >
			Greater			90 Days
	31-60 Days	61-90 Days	Than 90	Total Past		and
	Past Due	Past Due	Days	Due	Current	Accruing
	(In thousands)
Originated Loans
Real estate loans:
Residential real estate	$2,595	$-	$-	$2,595	$165,421	$-
Commercial real estate	-	-	-	-	508,459	-
Construction	-	-	-	-	67,654	-
Home equity	268	-	-	268	10,247	-
Commercial business	179	-	-	179	118,314	-
Consumer	-	-	-	-	55	-
Total originated loans	3,042	-	-	3,042	870,150	-
Acquired Loans
Real estate loans:
Residential real estate	114	-	-	114	4,499	-
Commercial real estate	1,222	-	994	2,216	55,444	481
Construction	-	-	860	860	210	860
Home equity	-	-	9	9	7,888	-
Commercial business	239	-	310	549	31,284	261
Consumer	23	-	-	23	2,359	-
Total acquired loans	1,598	-	2,173	3,771	101,684	1,602
Total loans	$4,640	$-	$2,173	$6,813	$971,834	$1,602

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

			As of December 31, 2014
						Carrying
						Amount >
			Greater			90 Days
	31-60 Days	61-90 Days	Than 90	Total Past		and
	Past Due	Past Due	Days	Due	Current	Accruing
			(In thousands)
Originated Loans
Real estate loans:
Residential real estate	$-	$-	$-	$-	$169,833	$-
Commercial real estate	-	-	3,436	3,436	455,070	216
Construction	-	-	-	-	62,258	-
Home equity	-	-	-	-	10,226	-
Commercial business	-	-	-	-	120,360	-
Consumer	-	-	-	-	243	-
Total originated loans	-	-	3,436	3,436	817,990	216
Acquired Loans
Real estate loans:
Residential real estate	339	-	294	633	4,565	176
Commercial real estate	685	677	836	2,198	60,477	466
Construction	-	-	835	835	136	835
Home equity	-	40	-	40	7,900	-
Commercial business	178	386	305	869	28,030	305
Consumer	3	-	-	3	2,650	-
Total acquired loans	1,205	1,103	2,270	4,578	103,758	1,782
Total loans	$1,205	$1,103	$5,706	$8,014	$921,748	$1,998

Loans on nonaccrual status

The following is a summary of nonaccrual loans by portfolio segment as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
	(In thousands)
Residential real estate	$154	$-
Commercial real estate	1,984	3,220
Commercial business	312	142
Consumer	1	-
Total	$2,451	$3,362

The amount of income that was contractually due but not recognized on originated nonaccrual loans totaled $78 thousand and $23 thousand, respectively for the three months ended March 31, 2015, and 2014. There was $1 thousand and no actual interest income recognized on these loans for the three months ended March 31, 2015, and 2014.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

At March 31, 2015 and December 31, 2014, there were $169 thousand and no commitments to lend additional funds to any borrower on nonaccrual status, respectively.

The preceding table excludes acquired loans that are accounted for as purchased credit impaired loans totaling $1.8 million and $1.9 million, respectively at March 31, 2015 and December 31, 2014. Such loans otherwise meet the Company’s definition of a nonperforming loan but are excluded because the loans are included in loan pools that are considered performing. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are accounted for on either a pool or individual basis and the accretable yield is being recognized as interest income over the life of the loans based on expected cash flows.

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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following table summarizes impaired loans by portfolio segment as of March 31, 2015 and December 31, 2014:

	Carrying Amount		Unpaid Principal Balance		Associated Allowance
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
			(In thousands)
Originated
Impaired loans without a valuation allowance:
Residential real estate	$-	$864	$-	$864	$-	$-
Commercial real estate	4,525	4,543	4,525	4,544	-	-
Home equity	89	91	88	91	-	-
Commercial business	1,135	1,145	1,136	1,153	-	-
Total impaired loans without a valuation allowance	5,749	6,643	5,749	6,652	-	-

Impaired loans with a valuation allowance:
Residential real estate	864	-	864	-	2	-
Commercial real estate	450	453	450	453	22	23
Commercial business	534	556	534	556	9	10
Total impaired loans with a valuation allowance	1,848	1,009	1,848	1,009	33	33
Total originated impaired loans	$7,597	$7,652	$7,597	$7,661	$33	$33

Acquired
Impaired loans without a valuation allowance:
Commercial real estate	$513	$-	$534	$-	$-	$-
Commercial business	444	629	444	629	-	-
Home equity	40	-	40	-	-	-
Total impaired loans without a valuation allowance	997	629	1,018	629	-	-

Impaired loans with a valuation allowance:
Commercial business	403	-	407	-	6	-
Consumer	7	-	7	-	1	-
Total impaired loans with a valuation allowance	410	-	414	-	7	-
Total acquired impaired loans	$1,407	$629	$1,432	$629	$7	$-

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following table summarizes the average recorded investment balance of impaired loans and interest income recognized on impaired loans by portfolio segment as of March 31, 2015 and December 31, 2014:

	Average Recorded Investment		Interest Income Recognized
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(In thousands)
Originated
Impaired loans without a valuation allowance:
Residential real estate	$-	$864	$-	$28
Commercial real estate	4,530	4,034	17	223
Home equity	90	95	1	3
Commercial business	1,140	1,226	11	52
Total impaired loans without a valuation allowance	5,760	6,219	29	306

Impaired loans with a valuation allowance:
Residential real estate	864	-	7	-
Commercial real estate	451	457	7	29
Commercial business	543	596	7	32
Total impaired loans with a valuation allowance	1,858	1,053	21	61
Total originated impaired loans	$7,618	$7,272	$50	$367

Acquired
Impaired loans without a valuation allowance:
Commercial real estate	$519	$-	$-	$-
Commercial business	447	607	5	28
Home equity	40	-	-	-
Total impaired loans without a valuation allowance	1,006	607	5	28

Impaired loans with a valuation allowance:
Commercial business	418	-	5	-
Consumer	8	-	-	-
Total impaired loans with a valuation allowance	426	-	5	-
Total acquired impaired loans	$1,432	$607	$10	$28

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

The recorded investment in TDRs was $6.8 million at March 31, 2015 and $3.6 million at December 31, 2014.

The following table presents loans whose terms were modified as TDRs during the periods presented:

			Outstanding Recorded Investment
	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2015	2014	2015	2014	2015	2014
Three Months Ended March 31,
Commercial real estate	2	-	$3,220	$-	$3,220	$-
Commercial business	1	-	54	-	54	-
Total	3	-	$3,274	$-	$3,274	$-

All TDRs at March 31, 2015 and December 31, 2014 were performing in compliance under their modified terms.

The following table provides information on how loans were modified as a TDR during the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Maturity and payment concession	$3,220	$-
Maturity concession	54	-
Total	$3,274	$-

There were no loans modified in a troubled debt restructuring, for which there was a payment default during the three months ended March 31, 2015 and 2014, respectively.

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

Warrants

The initial and secondary offerings completed in 2002 and 2007 each call for the issuance of Units. Each Unit issued pursuant to these two offerings represented one share of common stock and one non-transferable Warrant. The Warrants were exercisable at any time from and including October 1, 2009 and prior to or on November 30, 2009, unless extended or accelerated by the board of directors in their discretion. The board of directors has extended the exercise period to October 1, 2015 through December 1, 2015. Each Warrant allows a holder to purchase .3221 shares of common stock at an exercise price of $14.00 per share. None of the Warrants has been exercised as of March 31, 2015. Assuming that all of the Warrants issued are exercised in full during the exercise period, the Company would receive $4.3 million in gross capital and issue 304,640 shares of common stock.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

As a result of the acquisition of Quinnipiac on October 1, 2014 the Company issued 68,600 warrants to former Quinnipiac warrant holders in accordance with the merger agreement. Each warrant was automatically converted into a warrant to purchase 0.56 shares of the Company’s common stock for an exercise price of $17.56. None of the warrants have been exercised as of March 31, 2015.

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

For the three months ended March 31, 2015 and 2014, the Company paid cash dividends on preferred stock of $27 thousand. To date, the Company has not declared or paid dividends on its common stock, nor has it repurchased any of its common stock.

5.  Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net gains or losses on derivatives accounted for as cash flow hedges. The Company’s total comprehensive income or loss for the three months ended March 31, 2015 and 2014 is reported in the Consolidated Statements of Comprehensive Income.

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax for the three months ended March 31, 2015 and 2014:

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swap	Total
		(In thousands)
Balance at December 31, 2014	$644	$(113)	$531
Other comprehensive income (loss) before reclassifications	199	(347)	(148)
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net other comprehensive income (loss)	199	(347)	(148)
Balance at March 31, 2015	$843	$(460)	$383

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swap	Total
		(In thousands)
Balance at December 31, 2013	$424	$-	$424
Other comprehensive income (loss) before reclassifications	150	34	184
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net other comprehensive income (loss)	150	34	184
Balance at March 31, 2014	$574	$34	$608

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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following is a reconciliation of earnings available to common shareholders and basic weighted-average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)
Net income	$1,873	$1,123
Preferred stock dividends and net accretion	(27)	(27)
Dividends and undistributed earnings allocated to participating securities	(46)	(34)
Net income for earnings per share calculation	$1,800	$1,062

Weighted average shares outstanding, basic	7,028	3,762
Effect of dilutive equity-based awards	28	34
Weighted average shares outstanding, diluted	7,056	3,796
Net earnings per common share:
Basic earnings per common share	$0.26	$0.28
Diluted earnings per common share	0.26	0.28

7.  Regulatory Matters

The Federal Reserve, the FDIC and the other federal and state bank regulatory agencies establish regulatory capital guidelines for U.S. banking organizations.

As of January 1, 2015, the Company and the Bank became subject to new capital rules set forth by the Federal Reserve, the FDIC and the other federal and state bank regulatory agencies. The new capital rules revise the banking agencies’ leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act (the Basel III Capital Rules).

The Basel III Capital Rules establish a new minimum common equity Tier 1 capital requirement of 4.5% of risk-weighted assets; set the minimum leverage ratio at 4% of total assets; increased the minimum Tier 1 capital to risk-weighted assets requirement from 4% to 6%; and retained the minimum total capital to risk-weighted assets requirement at 8.0%. A “well-capitalized” institution must generally maintain capital ratios 200 basis points higher than the minimum guidelines.

The Basel III Capital Rules also change the risk weights assigned to certain assets. The Basel III Capital Rules assigned a higher risk weight (150%) to loans that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The Basel III Capital Rules also alter the risk weighting for other assets, including marketable equity securities that are risk weighted generally at 300%. The Basel III Capital Rules require certain components of accumulated other comprehensive income (loss) to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. The Bank did exercise its opt-out option and will exclude the unrealized gain (loss) on investment securities component of accumulated other comprehensive income (loss) from regulatory capital.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The Basel III Capital Rules limit a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The “capital conservation buffer” is being phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.

Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.

Management believes, as of March 31, 2015, the Bank and Company meet all capital adequacy requirements to which they are subject. There are no conditions or events since then that management believes have changed this conclusion.

The capital amounts and ratios for the Bank and the Company at March 31, 2015 were as follows:

(Dollars in thousands)	Actual Capital		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
March 31, 2015
Common Equity Tier 1 Capital to Risk-Weighted Assets	$118,351	12.08%	$44,090	4.50%	$63,685	6.50%
Total Capital to Risk-Weighted Assets	129,947	13.26%	78,382	8.00%	97,977	10.00%
Tier I Capital to Risk-Weighted Assets	118,351	12.08%	58,786	6.00%	78,382	8.00%
Tier I Capital to Average Assets	118,351	10.99%	43,061	4.00%	53,826	5.00%

Bankwell Financial Group, Inc.
March 31, 2015
Common Equity Tier 1 Capital to Risk-Weighted Assets	$117,138	11.88%	$44,364	4.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	139,714	14.17%	78,869	8.00%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	128,118	13.00%	59,152	6.00%	N/A	N/A
Tier I Capital to Average Assets	128,118	11.84%	43,278	4.00%	N/A	N/A

As of December 31, 2014, the Bank and Company were subject to different regulatory capital requirements administered by federal and state banking agencies. Quantitative measures established by regulation to ensure capital adequacy required the Bank and Company to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets, as defined by regulation.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The capital amounts and ratios for the Bank and Company at December 31, 2014, were as follows:

	Actual Capital		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
December 31, 2014
Total Capital to Risk-Weighted Assets	$125,339	13.55%	$74,003	8.00%	$92,503	10.00%
Tier I Capital to Risk-Weighted Assets	115,359	12.47%	37,001	4.00%	55,502	6.00%
Tier I Capital to Average Assets	115,359	11.12%	41,485	4.00%	51,856	5.00%

Bankwell Financial Group, Inc.
December 31, 2014
Total Capital to Risk-Weighted Assets	$135,223	14.59%	$74,136	8.00%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	125,243	13.51%	37,068	4.00%	N/A	N/A
Tier I Capital to Average Assets	125,243	11.78%	42,516	4.00%	N/A	N/A

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

8. STOCK-BASED COMPENSATION

Equity award plans

The Company has five equity award plans, which are collectively referred to as the “Plan.” The current plan under which any future issuances of equity awards will be made is the 2012 BNC Financial Group, Inc. Stock Plan, or the “2012 Plan,” amended on June 26, 2013. All equity awards made under the 2012 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of share options or restricted stock. At March 31, 2015, there were 464,189 shares reserved for future issuance under the 2012 Plan.

Share Options: The Company accounts for stock options based on the fair value at the date of grant over the vesting period of such awards on a straight line basis. For the three months ended March 31, 2015 and 2014, the Company recorded expense related to options granted under the various share option plans of approximately $4 thousand and $8 thousand, respectively.

There were no options granted during the three months ended March 31, 2015.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

A summary of the status of outstanding share options as of and for the three months ended March 31, 2015 is presented below:

	Three Months Ended March 31, 2015
	Number of Shares	Weighted Average Exercise Price

Options outstanding at beginning of period	204,793	$17.42
Exercised	(17,770)	14.50
Expired	(1,225)	14.50
Options outstanding at end of period	185,798	17.72
Options exercisable at end of period	180,998	17.79
Weighted-average fair value of options granted during the period		N/A

Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. The total intrinsic value of share options exercised during the three months ended March 31, 2015 was $89 thousand.

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period and certain performance goals. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.

The following table presents the activity for restricted stock for the three months ended March 31, 2015:

	Three Months Ended March 31, 2015
	Number of Shares	Weighted Average Grant Date Fair Value

Unvested at beginning of period	165,862	$18.08
Granted	40,000	18.94
Vested	(4,900)	14.80
Unvested at end of period	200,962	18.33

The Company’s restricted stock expense for the three months ended March 31, 2015 and 2014 was $238 thousand and $142 thousand, respectively.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Market Conditions Restricted Stock: On December 9, 2014 the Company issued restricted stock with market and service conditions pursuant to the Company’s 2012 Stock Plan. The maximum number of shares that can vest is 49,400. The actual number of shares to be vested will be based on market criteria over a five-year period ending on December 1, 2019 based on the Company’s stock price being at or above $25.00, $27.00 and $29.00 per share over a 60-day consecutive period. These shares may vest over a period from December 1, 2017 to December 1, 2019 based on meeting the price targets. In addition, the grantees must be employed with the Company on the vesting date to receive the shares. The Company determined the fair value of these market condition awards in accordance with ASC 718 Stock Compensation using the Monte Carlo simulation model deemed appropriate for this type of grant. The grant date fair value for these grants was $11.63 for the awards that vest at the $25 stock price, $10.30 for the awards that vest at the $27 stock price and $9.10 for the awards that vest at the $29 stock price. The grant date fair value for the Company’s stock was $18.99 per share. The Company recognized $43 thousand in stock compensation expense for the three months ended March 31, 2015 for these restricted stock awards.

9. Derivative Instruments

Information about derivative instruments at March 31, 2015 and December 31, 2014 is as follows:

March 31, 2015:

(Dollars in thousands)	Notional Amount	Maturity	Received	Paid	Fair Value

Cash flow hedge:
Interest rate swap on FHLB advance	$25,000	4.7 years	0.27%	1.62%	$(325)
Interest rate swap on FHLB advance	$25,000	5.0 years	0.27%	1.83%	(430)
					$(755)

December 31, 2014:

(Dollars in thousands)	Notional Amount	Maturity	Received	Paid	Fair Value

Cash flow hedge:
Interest rate swap on FHLB advance	$25,000	4.7 years	0.26%	1.62%	$(73)
Interest rate swap on forward-starting FHLB advance	$25,000	5.0 years	0.26%	1.83%	(113)
					$(186)

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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The Bank’s cash flow hedge positions are all forward starting interest rate swap transactions. The Bank entered into the following forward starting interest rate swap transactions:

		Effective Date of
	Notional	Hedged	Duration of
(Dollars in thousands)	Amount	Borrowing	Borrowing	Counterparty

Type of borrowing:
FHLB 90-day advance	$25,000	April 1, 2014	4.7 years	Bank of Montreal
FHLB 90-day advance	$25,000	January 2, 2015	5.0 years	Bank of Montreal

This hedge strategy converts the LIBOR based rate of interest on certain FHLB advances to fixed interest rates, thereby protecting the Bank from floating interest rate variability.

Changes in the consolidated statements of comprehensive income related to interest rate derivatives designated as hedges of cash flows were as follows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(In thousands)	2015	2014

Interest rate swap on FHLB advance:
Unrealized (loss) gain recognized in accumulated other comprehensive income	$(568)	$87
Income tax benefit (expense) on items recognized in accumulated other comprehensive income	221	(53)
Other comprehensive (loss) income	$(347)	$34
Interest expense recognized on hedged FHLB advance	$182	$-

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at either March 31, 2015 or December 31, 2014. The estimated fair value amounts have been measured as of the respective period-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$19,428	$19,428	$19,428	$-	$-
Available for sale securities	50,736	50,736	-	50,736	-
Held to maturity securities	11,398	11,403	-	11,403	-
Loans held for sale	-	-	-	-	-
Loans receivable, net	964,034	969,245	-	-	969,245
Accrued interest receivable	3,342	3,342	-	-	3,342
FHLB stock	6,794	6,794	-	-	6,794

Financial Liabilities:
Demand deposits	$142,920	$142,920	$-	$-	$142,920
NOW and money market	303,907	303,907	-	-	303,907
Savings	86,502	86,502	-	-	86,502
Time deposits	301,374	302,684	-	-	302,684
Advances from the FHLB	133,000	132,952	-	-	132,952
Derivative liability	755	755	-	755	-

	December 31, 2014
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$48,559	$48,559	$48,559	$-	$-
Available for sale securities	65,009	65,009	-	65,009	-
Held to maturity securities	11,454	11,470	-	11,470	-
Loans held for sale	586	586	-	586	-
Loans receivable, net	915,981	920,031	-	-	920,031
Accrued interest receivable	3,323	3,323	-	-	3,323
FHLB stock	6,109	6,109	-	-	6,109

Financial Liabilities:
Demand deposits	$166,030	$166,030	$-	$-	$166,030
NOW and money market	276,501	276,501	-	-	276,501
Savings	84,457	84,457	-	-	84,457
Time deposits	308,451	310,165	-	-	310,165
Advances from the FHLB	129,000	128,961	-	-	128,961
Derivative liability	186	186	-	186	-

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

Derivative asset (liability): The valuation of the Company’s interest rate swaps is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves.

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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

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

Financial instruments measured at fair value on a recurring basis

The following tables detail the financial instruments carried at fair value on a recurring basis at March 31, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the three months ended March 31, 2015 and the year ended December 31, 2014.

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
March 31, 2015:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$10,971	$-
State agency and municipal obligations	-	18,593	-
Corporate bonds	-	15,753	-
Mortgage backed securities	-	5,419	-
Derivative liability	-	(755)	-

December 31, 2014:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$24,418	$-
State agency and municipal obligations	-	18,584	-
Corporate bonds	-	16,325	-
Mortgage backed securities	-	5,682	-
Derivative liability	-	(186)	-

Available for sale investment securities: The fair value of the Company’s investment securities are estimated by using pricing models or quoted prices of securities with similar characteristics (i.e. matrix pricing) and are classified within Level 2 of the valuation hierarchy.

Derivative liabilities: The Company’s derivative liabilities consist of an interest rate swap initiated in February 2014 and an interest rate swap initiated in December 2014 as part of management’s strategy to manage interest rate risk. The valuation of the Company’s interest rate swaps is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. The Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy.

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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following table details the financial instruments carried at fair value on a nonrecurring basis at March 31, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
March 31, 2015:
Impaired loans	$-	$-	$9,004
Foreclosed real estate	-	-	830

December 31, 2014:
Impaired loans	$-	$-	$8,281
Foreclosed real estate	-	-	950

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at March 31, 2015 and December 31, 2014:

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Input	Range
March 31, 2015:
Impaired loans	$9,004	Appraisals	Discount for dated appraisals	8.00%
		Discounted cash flows	Discount rate	3.25% to 8.25%
Foreclosed real estate	$830	Appraisals	Discount for dated appraisals	34.8% to 66.6%

December 31, 2014:
Impaired loans	$8,281	Appraisals	Discount for dated appraisals	-
		Discounted cash flows	Discount rate	3.25% to 8.25%
Foreclosed real estate	$950	Appraisals	Discount for dated appraisals	7.34% to 66.6%

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

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

The assets and liabilities in the Quinnipiac acquisition were recorded at their fair value based on management’s best estimate using information available at the date of acquisition. Consideration paid and fair values of Quinnipiac’s assets acquired and liabilities assumed are summarized in the following tables:

Consideration paid: (In thousands)	Amount
Cash consideration paid to Quinnipiac shareholders	$3,648
Equity consideration paid to Quinnipiac shareholders	9,676
Total Consideration paid	13,324

Recognized amounts of identifiable assets acquired and (liabilities) assumed: (In thousands)	As Acquired	Fair Value Adjustments		As Recorded at Acquisition
Cash	$6,195	$-		$6,195
Available for sale investments securities	8,533	(29)	a	8,504
Loans	97,103	748	b	97,851
Premises and equipment	4,046	-		4,046
Other real estate owned	129			129
Core deposit intangibles	-	530	c	530
Deferred tax assets, net	1,070	(388)	d	682
Other assets	756	-		756
Deposits	(100,391)	(252)	e	(100,643)
FHLB advances	(7,000)			(7,000)
Other liabilities	(315)	-		(315)
Total identifiable net assets	$10,126	$609		10,735
Goodwill				$2,589

Explanation of fair value adjustments:

(a)	The adjustment represents the mark to market adjustment on available for sale investment securities.

(b)	The adjustment represents the adjustment of the book value of loans to their estimated fair value based on current interest rates and expected cash flows, which includes an estimate of expected loan loss inherent in the portfolio.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

(c)	Represents the economic value of the acquired core deposit base (total deposits less jumbo time deposits). The core deposit intangible will be amortized over an estimated life of 8.8 years based on the double declining balance method of amortization.

(d)	Represents net deferred tax assets resulting from the fair value adjustments related to the acquired assets and liabilities, identifiable intangibles and other purchase accounting adjustments.

(e)	The adjustment represents the fair value of time deposits, which were valued at a premium of 0.57% as they bore somewhat higher rates than the prevailing market.

Except for collateral dependent loans with deteriorated credit quality, the fair values for loans acquired from Quinnipiac were estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. For collateral dependent loans with deteriorated credit quality, to estimate the fair value, the Company analyzed the value of the underlying collateral of the loans, assuming the fair values of the loans were derived from the eventual sale of the collateral. Those values were discounted using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral. There was no carryover of Quinnipiac’s allowance for credit losses associated with the loans that were acquired as the loans were initially recorded at fair value.

Information about the acquired loan portfolio subject to purchased credit impaired accounting guidance (ASC 310-30) as of October 1, 2014 was as follows:

(In thousands)	October 1, 2014
Contractually required principal and interest at acquisition	$1,729
Contractual cash flows not expected to be collected (nonaccretable discount)	(6)
Expected cash flows at acquisition	1,723
Interest component of expected cash flows (accretable discount)	(478)
Fair value of acquired loans	$1,245

13.  Subsequent events

Management has evaluated subsequent events for potential recognition or disclosure in the consolidated financial statements through May 11, 2015, the date upon which the Company’s consolidated financial statements were available to be issued. No subsequent events were identified that would have required a change to the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and related notes contained elsewhere in this report on Form 10-Q. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in Company’s Form 10-K filed for the year ended December 31, 2014 in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” We assume no obligation to update any of these forward-looking statements.

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

We believe that accounting estimates for the fair value of acquired assets, the allowance for loan losses, stock-based compensation and derivative instrument valuation are particularly critical and susceptible to significant near-term change. These accounting estimates are discussed further in the Company’s Form 10-K filed for the year ended December 31, 2014 in the section “Critical Accounting Policies and Estimates” under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

We are focused on becoming the “Hometown” bank and the banking provider of choice in our highly attractive market area, and to serve as a locally based alternative to our larger competitors. We aim to do this through:

•	responsive, customer-centric products and services and a community focus;
•	strategic acquisitions;
•	utilization of efficient and scalable infrastructure;
•	disciplined focus on risk management; and
•	organic growth.

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

On October 1, 2014 Quinnipiac merged with and into Bankwell Bank. Quinnipiac had one branch located in Hamden, Connecticut and a second branch located in the neighboring town of North Haven, Connecticut. The results discussed below for the three months ended March 31, 2014 do not reflect any results from Quinnipiac.

Earnings Overview

Net income available to common shareholders was $1.8 million, or $0.26 per diluted share, and $1.1 million, or $0.28 per diluted share, for the three months ended March 31, 2015 and 2014, respectively. Returns on average equity and average assets for the three months ended March 31, 2015 were 5.81% and 0.70%, respectively, compared to 6.48% and 0.59%, respectively, for the three months ended March 31, 2014.

For the three months ended March 31, 2015, we had net interest income of $9.9 million, an increase of $2.7 million, or 38.46%, over the three months ended March 31, 2014. Our net interest margin (fully taxable equivalent basis) for the three months ended March 31, 2015 and 2014 was 3.89% and 3.97%, respectively. We experienced a decline in our non-interest income, which totaled $599 thousand for the three months ended March 31, 2015 representing 5.71% of our total revenue, down from $769 thousand, or 9.72% of total revenue, for the three months ended March 31, 2014. The decline in our non-interest income was driven by a reduction in gains and fees from sales of loans of $339 thousand.

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

FTE net interest income for the three months ended March 31, 2015 and 2014 was $10.0 million and $7.3 million, respectively. Our net interest margin declined 8 basis points to 3.89% for the three months ended March 31, 2015, compared to the three months ended March 31, 2014 due primarily to the effects of the low interest rate environment and increases in interest rates for funding liabilities.

FTE basis interest income for the three months ended March 31, 2015 increased by $3.4 million, or 42.87%, to $11.4 million, compared to FTE basis interest income for the three months ended March 31, 2014 due primarily to loan growth in our commercial real estate and commercial business portfolios and growth in our securities portfolio, offset by lower discount accretion. Average interest-earning assets were $1.0 billion for the three months ended March 31, 2015, up by $296.2 million from the three months ended March 31, 2014. The average balance of total loans increased $289.7 million, or 44.87%, contributing $3.3 million to the increase in interest income. Commercial real estate and commercial business loan average balances grew by $200.1 million and $48.0 million, respectively. The average yield on interest earning assets increased from 4.36% from the three months ended March 31, 2014 to 4.43% for the three months ended March 31, 2015.

Interest expense for the three months ended March 31, 2015, increased by $664 thousand, or 92.87%, compared to interest expense for the three months ended March 31, 2014 due to a $223.9 million increase in the average balances of interest-bearing liabilities due to higher average balances in money market, time accounts and borrowed money and increased rates on time deposits and borrowed money.

Average Balance Sheet, FTE basis Interest and Average Yields/Rates

The following tables present the average balances and yields earned on interest-earning assets and average balances and weighted average rates paid on our funding liabilities for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015			2014
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Cash and Fed funds sold	$18,868	$12	0.25%	$32,699	$22	0.27%
Securities (1)	66,508	592	3.56	47,782	501	4.20
Loans:
Commercial real estate	524,215	6,270	4.78	324,137	3,965	4.89
Residential real estate	173,304	1,579	3.65	156,069	1,395	3.58
Construction (2)	67,885	794	4.68	49,318	531	4.30
Commercial business	146,056	1,856	5.08	98,061	1,170	4.77
Home equity	18,067	170	3.82	14,207	127	3.62
Consumer	2,806	34	4.85	545	13	9.32
Acquired Loan Portfolio Non accrual loans (net of mark)	3,106	54	7.06	3,375	228	27.39
Total loans	935,439	10,757	4.60	645,712	7,429	4.60
Federal Home Loan Bank stock	6,440	26	1.59	4,834	18	1.50
Total earning assets	1,027,255	11,387	4.43%	731,027	7,970	4.36%
Other assets	52,634			38,273
Total assets	$1,079,889			$769,300

Liabilities and shareholders’ equity:
Interest -bearing liabilities:
NOW	$52,568	15	0.11%	$52,596	13	0.10%
Money market	229,984	281	0.50	170,901	180	0.43
Savings	79,958	86	0.44	107,971	82	0.31
Time	306,072	656	0.87	183,664	347	0.77
Total interest-bearing deposits	668,582	1,038	0.63	515,132	622	0.40
Borrowed Money	120,217	341	1.15	49,733	93	0.76
Total interest bearing liabilities	788,799	1,379	0.71%	564,865	715	0.42%
Noninterest-bearing deposits	153,674			123,232
Other liabilities	6,604			10,887
Total Liabilities	949,077			698,984
Shareholders’ equity	130,812			70,316
Total liabilities and shareholders’equity	$1,079,889			$769,300
Net interest income (3)		$10,008			$7,255
Interest rate spread			3.72%			3.94%
Net interest margin (4)			3.89%			3.97%

(1)	Average balances and yields for securities are based on amortized cost.
(2)	Includes commercial and residential real estate construction.
(3)	The adjustment for securities and loans taxable equivalency amounted to $114 thousand and $109 thousand, respectively, for the three months ended March 31, 2015 and 2014.
(4)	Annualized net interest income as a percentage of earning assets.

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

	Three Months Ended
	March 31, 2015 vs 2014
	Increase (Decrease)
(In thousands)	Volume	Rate	Total
Interest and dividend income:
Cash and Fed funds sold	$(9)	$(1)	$(10)
Securities	175	(84)	91
Loans:
Commercial real estate	2,395	(90)	2,305
Residential real estate	157	27	184
Construction	214	49	263
Commercial business	605	81	686
Home equity	36	7	43
Consumer	30	(9)	21
Acquired non accrual loans (net of mark)	(17)	(157)	(174)
Total loans	3,420	(92)	3,328
Federal Home Loan Bank stock	7	1	8
Total change in interest and dividend income	3,593	(176)	3,417
Interest expense:
Deposits:
NOW	-	2	2
Money market	69	32	101
Savings	(24)	28	4
Time	257	52	309
Total deposits	302	114	416
Borrowed Money	181	67	248
Total change in interest expense	483	181	664
Change in net interest income	$3,110	$(357)	$2,753

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

Under accounting standards for business combinations, acquired loans are recorded at fair value with no loan loss allowance on the date of acquisition. A provision for loan losses will be recorded for the emergence of new probable and estimable losses on acquired loans which were not impaired as of the acquisition date. As of and for the three months ended March 31, 2015, there was a $15 thousand provision or allowance for loan losses related to the loan portfolios that we acquired.

The provision for loan losses for the three months ended March 31, 2015 was $733 thousand compared to $211 thousand provision for loan losses for the three months ended March 31, 2014. For further information, see sections titled Asset Quality and Allowance for Loan Losses.

Noninterest Income

The following tables compare noninterest income for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2015	2014	$	%
Service charges and fees	$208	$124	$84	68%
Bank owned life insurance	183	85	98	115
Gains and fees from sales of loans	89	428	(339)	(79)
Gain on sale of foreclosed real estate, net	18	-	18	100
Other	101	132	(31)	(23)
Total noninterest income	$599	$769	$(170)	(22)%

Noninterest income decreased $170 thousand to $599 thousand for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, reflecting a decrease in gains recorded on sales of loans. During the three months ended March 31, 2015, the Company recorded $31 thousand in gains on the sale of $3.3 million of residential real estate loans and $58 thousand of gains on the sale of $0.5 million of SBA loans. During the three months ended March 31, 2014, the Company recorded income of $413 thousand on the sale of $14.9 million of commercial real estate loans and $15 thousand on the sale of $1.1 million of residential real estate loans. The cash surrender value of bank owned life insurance increased by $98 thousand due to the purchase of an additional tranche of $12.5 million in the third quarter of 2014. Other income decreased $31 thousand from $132 thousand for the three months ended March 31, 2014 to $101 thousand for the three months ended March 31, 2015, primarily driven by decreases in investment services income.

Noninterest Expense

The following tables compare noninterest expense for the three months ended March 31, 2015, and 2014:

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2015	2014	$	%
Salaries and employee benefits	$3,962	$3,342	$620	19%
Occupancy and equipment	1,349	1,065	284	27
Data processing	336	335	1	0
Professional services	325	369	(44)	(12)
FDIC insurance	158	118	40	34
Director fees	148	139	9	6
Marketing	148	110	38	35
Amortization of intangibles	51	27	24	89
Foreclosed real estate	5	14	(9)	(64)
Merger and acquisition related expenses	-	141	(141)	(100)
Other	490	381	109	29
Total noninterest expense	$6,972	$6,041	$931	15%

Noninterest expense increased $931 thousand to $7.0 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was primarily driven by a $620 thousand increase in salaries and employee benefits. The increase in salaries and employee benefits was driven by higher staffing levels and incentive accruals. In addition, the increase was driven by a $284 thousand increase in occupancy and equipment. The increase in occupancy and equipment was driven by increased costs associated with the addition of the two branches added as a result of the Quinnipiac Bank acquisition and the opening of a branch in Norwalk Connecticut.

Income Tax Expense

Income tax expense for the three months ended March 31, 2015 and 2014 totaled $915 thousand and $540 thousand, respectively. The effective tax rates for the three months ended March 31, 2015 and 2014 were 32.8%, and 32.5%, respectively. The slight increase in the effective tax rate reflects decreases in nontaxable income.

Financial Condition

Summary

At March 31, 2015, total assets were $1.1 billion, a $4.9 million, or 0.45%, increase over December 31, 2014. Total loans outstanding and total deposits totaled $964.0 million and $834.7 million, respectively at March 31, 2015. Our credit quality remained strong, with nonperforming assets to total assets of 0.30% and the allowance for loan losses to total loans was 1.18%. Total shareholders’ equity at March 31, 2015 and December 31, 2014 was $131.4 million and $129.2 million, respectively. Tangible book value was $16.62 per share at March 31, 2015 compared to $16.35 per share at December 31, 2014.

Loan Portfolio

We originate commercial and residential real estate loans, including construction loans, commercial business loans, home equity and other consumer loans. Lending activities are primarily conducted within our market of Fairfield and New Haven Counties and the surrounding Connecticut region. Our loan portfolio is the largest category of our earning assets. Loans acquired in connection with the Wilton acquisition in November 2013 and the Quinnipiac acquisition in October 2014 are referred to as “acquired” loans as a result of the manner in which they are accounted for. All other loans are referred to as “originated” loans. Accordingly, selected disclosures that follow are presented separately for the originated loan portfolio and the acquired loan portfolio.

Total loans before deferred loan fees and the allowance for loan losses were $978.6 million at March 31, 2015, up by $48.9 million, or 5.2%, from December 31, 2014. Commercial real estate loans have experienced the most significant growth, up by $44.9 million.

The following table compares the composition of our loan portfolio for the dates indicated:

(In thousands)	March 31, 2015			December 31, 2014			Change
	Originated	Acquired	Total	Originated	Acquired	Total	Total
Real estate loans:
Residential	$168,016	$4,613	$172,629	$169,833	$5,198	$175,031	$(2,402)
Commercial	508,459	57,660	566,119	458,506	62,675	521,181	44,938
Construction	67,654	1,070	68,724	62,258	971	63,229	5,495
Home equity	10,515	7,897	18,412	10,226	7,940	18,166	246
	754,644	71,240	825,884	700,823	76,784	777,607	48,277
Commercial business	118,493	31,833	150,326	120,360	28,899	149,259	1,067
Consumer	55	2,382	2,437	243	2,653	2,896	(459)
Total loans	$873,192	$105,455	$978,647	$821,426	$108,336	$929,762	$48,885

Asset Quality

Asset quality metrics remained strong through the first quarter of 2015. Nonperforming assets totaled $3.3 million and represented 0.30% of total assets at March 31, 2015, compared to $4.3 million and 0.39% of total assets at December 31, 2014. Nonaccrual loans totaled $2.5 million at March 31, 2015, a decrease of $0.9 million from December 31, 2014. The balance of foreclosed real estate decreased $120 thousand and totaled $830 thousand at March 31, 2015 when compared to December 31, 2014.

The following table presents nonperforming assets and additional asset quality data for the dates indicated:

	At March 31, 2015			At December 31, 2014
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total
Nonaccrual loans:
Real estate loans:
Residential	$-	$154	$154	$-	$-	$-
Commercial	1,110	874	1,984	3,220	-	3,220
Commercial business	97	215	312	142	-	142
Consumer	-	1	1	-	-	-
Total non accrual loans	1,207	1,244	2,451	3,362	-	3,362
Property acquired through foreclosure or repossession, net	-	830	830	-	950	950
Total nonperforming assets	$1,207	$2,074	$3,281	$3,362	$950	$4,312

Nonperforming assets to total assets	0.11%	0.19%	0.30%	0.31%	0.09%	0.39%
Nonaccrual loans to total loans	0.14%	1.18%	0.25%	0.41%	0.00%	0.36%
Total past due loans to total loans	0.35%	3.58%	0.70%	0.42%	4.23%	0.86%
Accruing loans 90 days or more past due	$-	$1,602	$1,602	$216	$1,782	$1,998

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

At March 31, 2015, our allowance for loan losses was $11.6 million and represented 1.18% of total loans, compared to $10.9 million, or 1.17% of total loans, at December 31, 2014. The net increase in the allowance primarily reflects a provision of $733 thousand. The carrying amount of total impaired loans at March 31, 2015 and December 31, 2014 was $9.0 million and $8.3 million, respectively and the amount of related allowance totaled $40 thousand and $33 thousand, respectively. At March 31, 2015 impaired loans consisted of 1 residential real estate loan, 7 commercial real estate loans, 2 home equity loan, 9 commercial business loans and 2 consumer loans and at December 31, 2014 impaired loans consisted of 8 commercial business loans, 5 commercial real estate loans, 1 residential real estate loan and 1 home equity loan.

The following tables present the activity in our allowance for loan losses and related ratios for the dates indicated, and include both originated and acquired allowance activity:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Balance at beginning of period	$10,860	$8,382
Recoveries:
Consumer	3	10
Total recoveries	3	10
Net (recoveries) charge-offs	(3)	(10)
Provision charged to earnings	733	211
Balance at end of period	$11,596	$8,603
Net charge-offs (recoveries) to average loans	0.00%	(0.01)%
Allowance for loan losses to total loans	1.18%	1.31%

The following tables present the allocation of the allowance for loan losses and the percentage of these loans to total loans for the dates indicated:

	At March 31, 2015		At December 31, 2014
(Dollars in thousands)	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
Residential real estate	$1,406	17.64%	$1,431	18.83%
Commercial real estate	6,067	57.85	5,480	56.06
Construction	1,220	7.02	1,102	6.80
Home equity	203	1.88	205	1.95
Commercial business	2,694	15.36	2,638	16.05
Consumer	6	0.25	4	0.31
Unallocated	-	-	-	-
Total allowance for loan losses	$11,596	100.00%	$10,860	100.00%

The allocation of the allowance for loan losses at March 31, 2015 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the allowance for loan losses at March 31, 2015 is appropriate to cover probable losses.

Investment Securities

At March 31, 2015, the carrying value of our investment securities portfolio totaled $62.1 million and represented 6% of total assets, compared to $76.5 million and 7% of total assets at December 31, 2014. The decrease of $14.4 million, or 23%, primarily reflects early calls and scheduled maturities of U.S. Government agency obligations. We purchase investment grade securities with a focus on earnings, duration exposure and for use as collateral for public funds. There were no purchases or sales of available-for-sale investment securities during the first quarter of 2015.

The net unrealized gain position on our investment portfolio at March 31, 2015 and December 31, 2014 was $1.4 million and $1.1 million, respectively and included gross unrealized losses of $215 thousand and $290 thousand, respectively. The gross unrealized losses were concentrated in U.S. Government, agency obligations and State agency and municipal obligations, reflecting interest rate fluctuation. At March 31, 2015, we determined that there had been no deterioration in credit quality subsequent to purchase and believe that all unrealized losses are temporary. All of our investment securities are investment grade.

Sources of Funds

Total deposits were $834.7 million at March 31, 2015, a decrease of $0.7 million, from the balance at December 31, 2014 reflecting declines in noninterest bearing deposits.

We utilize advances from the Federal Home Loan Bank of Boston, or FHLBB, as part of our overall funding strategy and to meet short-term liquidity needs. Total FHLBB advances were $133.0 million at March 31, 2015 compared to $129.0 million at December 31, 2014. The increase of $4.0 million, or 3%, reflects normal operating fluctuation in our borrowings.

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

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of March 31, 2015, the Company had cash and cash equivalents of $19.4 million and available-for-sale securities of $50.7 million. At March 31, 2015, outstanding commitments to originate loans totaled $41.3 million and undisbursed funds from approved lines of credit, home equity lines of credit and secured commercial lines of credit totaled $122.1 million. Time deposits scheduled to mature in one year or less at March 31, 2015 totaled $253.8 million. Historically, the Company’s deposit flow history has been that a significant portion of such deposits remain with the Company.

Capital Resources

Total shareholders’ equity was $131.4 million at March 31, 2015 compared to $129.2 million at December 31, 2014. The increase of $2.2 million primarily reflected net income of $1.9 million for the three months ended March 31, 2015. The ratio of total equity to total assets was 11.90% at March 31, 2015, which compares to 11.75% at December 31, 2014.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At March 31, 2015, the Bank, met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At March 31, 2015, the Bank’s ratio of total common equity tier 1 capital to risk-weighted assets was 12.08%, total capital to risk-weighted assets was 13.26%, Tier 1 capital to risk-weighted assets was 12.08% and Tier 1 capital to average assets was 10.99%.

In July 2013, the Federal Reserve published Basel III rules establishing a new comprehensive capital framework of U.S. banking organizations. Under the rules, effective January 1, 2015 for the Company and Bank, the minimum capital ratios will be a) 4.5% “Common Equity Tier 1” to risk-weighted assets, b) 6.0% Tier 1 capital to risk weighted assets and c) 8.0% total capital to risk-weighted assets. In addition, the new regulations will impose certain limitations on dividends, share buy-backs, discretionary payments on Tier 1 instruments and discretionary bonuses to executive officers if the organization does not maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of its risk-weighted assets, in addition to the amount needed to meet its minimum risk-based capital requirements, phased in over a 5 year period until January 1, 2019. Accordingly, while these proposed rules are slated for phase in commencing January 1, 2015 (and the capital conservation buffer beginning January 1, 2016), the Company believes it is well positioned to meet the requirements as they become effective.

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

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning March 31, 2015 and December 31, 2014:

Parallel Ramp	Estimated Percent Change in Net Interest Income
Rate Changes (basis points)	March 31, 2015	December 31, 2014
-100	(0.95)%	(0.95)%
+200	(3.65)	(4.00)

Parallel Shock	Estimated Percent Change in Net Interest Income
Rate Changes (basis points)	March 31, 2015	December 31, 2014
-100	(2.85)%	(3.26)%
+100	(3.02)	(3.07)
+200	(5.47)	(5.61)
+300	(9.01)	(9.00)

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

The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:

Parallel Shock	Estimated Percent Change in Economic Value of Equity
Rate Changes (basis points)	March 31, 2015	December 31, 2014
-100	(2.30)%	(0.50)%
+100	(6.50)	(8.50)
+200	(14.40)	(18.20)
+300	(21.30)	(26.90)

The interest rate risk position remains liability sensitive. The sensitivity has slightly lessened this quarter due to the extension of FHLB borrowings, partially offset by the inflow of rate sensitive short term deposits. The Bank remains within all internally established policies for interest rate risk and the economic value of equity calculation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 4. Controls and Procedures

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

(b)	Change in internal controls:

There has been no change in the Company’s internal controls over financial reporting during the quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company and the Bank are periodically involved in various legal proceedings as normal incident to their businesses. In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 1A. Risk Factors

There has been no material changes in risk factors previously disclosed in the Company’s Form 10-K dated March 16, 2015, filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

31.1	Certification of Christopher R. Gruseke pursuant to Rule 13a-14(a)

31.2	Certification of Ernest J. Verrico, Sr. pursuant to Rule 13a-14(a)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Bankwell Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statement of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankwell Financial Group, Inc.

Date: May 11, 2015	/s/ Christopher R. Gruseke
Christopher R. Gruseke
President and Chief Executive Officer

Date: May 11, 2015	/s/ Ernest J. Verrico, Sr.
Ernest J. Verrico, Sr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

