Form 10-Q
period 2015-06-30
Bankwell Financial Group, Inc.
filed 2015-08-10
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to_____________

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

As of July 31, 2015, there were 7,240,704 shares of the registrant’s common stock outstanding.

Bankwell Financial Group, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
Bankwell Financial Group, Inc.
Consolidated Balance Sheets - (unaudited)
(Dollars in thousands, except share data)

	June 30,	December 31,
	2015	2014

ASSETS
Cash and due from banks	$75,550	$48,559
Held to maturity investment securities, at amortized cost	11,341	11,454
Available for sale investment securities, at fair value	46,883	65,009
Loans held for sale	-	586
Loans receivable (net of allowance for loan losses of $12,230 at June 30, 2015 and $10,860 at December 31, 2014)	1,021,693	915,981
Foreclosed real estate	830	950
Accrued interest receivable	3,575	3,323
Federal Home Loan Bank stock, at cost	6,918	6,109
Premises and equipment, net	11,868	11,910
Bank-owned life insurance	23,395	23,028
Goodwill	2,589	2,589
Other intangible assets	745	848
Deferred income taxes, net	7,869	7,156
Other assets	1,418	2,029
Total assets	$1,214,674	$1,099,531

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$162,546	$166,030
Interest bearing deposits	789,035	669,409
Total deposits	951,581	835,439

Advances from the Federal Home Loan Bank	124,000	129,000
Accrued expenses and other liabilities	5,424	5,882
Total liabilities	1,081,005	970,321

Commitments and Contingencies	-	-

Shareholders’ equity
Preferred stock, senior noncumulative perpetual, Series C, no par; 10,980 shares issued at June 30, 2015 and December 31, 2014, respectively; liquidation value of $1,000 per share	10,980	10,980
Common stock, no par value; 10,000,000 shares authorized, 7,240,704 and 7,185,482 shares issued at June 30, 2015 and December 31, 2014, respectively	108,038	107,265
Retained earnings	14,538	10,434
Accumulated other comprehensive income	113	531
Total shareholders’ equity	133,669	129,210

Total liabilities and shareholders’ equity	$1,214,674	$1,099,531

Bankwell Financial Group, Inc.
Consolidated Statements of Income – (unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Interest and dividend income
Interest and fees on loans	$11,897	$7,558	$22,653	$14,986
Interest and dividends on securities	474	437	978	848
Interest on cash and cash equivalents	17	49	29	71
Total interest income	12,388	8,044	23,660	15,905

Interest expense
Interest expense on deposits	1,231	730	2,269	1,352
Interest on borrowings	416	166	757	259
Total interest expense	1,647	896	3,026	1,611

Net interest income	10,741	7,148	20,634	14,294

Provision for loan losses	654	70	1,387	282

Net interest income after provision for loan losses	10,087	7,078	19,247	14,012

Noninterest income
Gains and fees from sales of loans	349	213	438	642
Service charges and fees	233	143	441	267
Bank owned life insurance	185	86	368	171
Gain on sale of foreclosed real estate, net	-	-	18	-
Other	87	240	187	372
Total noninterest income	854	682	1,452	1,452

Noninterest expense
Salaries and employee benefits	4,057	3,284	8,019	6,625
Occupancy and equipment	1,310	1,030	2,659	2,096
Data processing	405	300	741	639
Professional services	369	272	694	641
Marketing	271	218	418	328
FDIC insurance	163	107	321	225
Director fees	141	143	289	282
Amortization of intangibles	51	27	102	54
Foreclosed real estate	6	-	10	12
Merger and acquisition related expenses	-	122	-	263
Other	607	394	1,097	774
Total noninterest expense	7,380	5,897	14,350	11,939
Income before income tax expense	3,561	1,863	6,349	3,525
Income tax expense	1,275	636	2,190	1,175
Net income	$2,286	$1,227	$4,159	$2,350
Net income attributable to common shareholders	$2,259	$1,200	$4,104	$2,295

Earnings Per Common Share:
Basic	$0.31	$0.23	$0.57	$0.51
Diluted	$0.31	$0.23	$0.57	$0.51

Weighted Average Common Shares Outstanding:
Basic	7,042,290	5,022,836	7,035,432	4,395,914
Diluted	7,056,916	5,045,003	7,056,566	4,423,931

Bankwell Financial Group, Inc.
Consolidated Statements of Comprehensive Income – (unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$2,286	$1,227	$4,159	$2,350
Other comprehensive income (loss):
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on available for sale securities	(778)	188	(452)	433
Reclassification adjustment for (gain) loss realized in net income	-	-	-	-
Net change in unrealized (loss) gain	(778)	188	(452)	433
Income tax benefit (expense)	303	(73)	176	(168)
Unrealized (losses) gains on securities, net of tax	(475)	115	(276)	265
Unrealized gains (losses) on interest rate swaps:
Unrealized gains (losses) on interest rate swaps designated as cash flow hedge	336	(195)	(232)	(108)
Income tax (expense) benefit	(131)	76	90	42
Unrealized gains (losses) on interest rate swap, net of tax	205	(119)	(142)	(66)
Total other comprehensive (loss) income	(270)	(4)	(418)	199
Comprehensive income	$2,016	$1,223	$3,741	$2,549

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders’ Equity – (unaudited)
(In thousands, except share data)

	Number of Outstanding Shares	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2014	7,185,482	$10,980	$107,265	$10,434	$531	$129,210
Net income	-	-	-	4,159	-	4,159
Other comprehensive loss, net of tax	-	-	-	-	(418)	(418)
Preferred stock cash dividends	-	-	-	(55)	-	(55)
Stock-based compensation expense	-	-	515	-	-	515
Forfeitures of restricted stock	(2,548)	-	-	-	-	-
Issuance of restricted stock	40,000	-	-	-	-	-
Stock options exercised	17,770	-	258	-	-	258
Balance at June 30, 2015	7,240,704	$10,980	$108,038	$14,538	$113	$133,669

	Number of Outstanding Shares	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2013	3,876,393	$10,980	$52,105	$5,976	$424	$69,485
Net income	-	-	-	2,350	-	2,350
Other comprehensive income, net of tax	-	-	-	-	199	199
Preferred stock cash dividends	-	-	-	(55)	-	(55)
Stock-based compensation expense	-	-	280	-	-	280
Forfeitures of restricted stock	(5,916)	-	-	-	-	-
Stock options exercised	20,305	-	207	-	-	207
Issuance of 2,702,703 shares, net of expenses	2,702,703	-	44,704	-	-	44,704
Balance at June 30, 2014	6,593,485	$10,980	$97,296	$8,271	$623	$117,170

Bankwell Financial Group, Inc.
Consolidated Statements of Cash flows – (unaudited)
(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$4,159	$2,350
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on investment securities	66	46
Provision for loan losses	1,387	282
(Provision) benefit for deferred taxes	(536)	116
Depreciation and amortization	833	497
Increase in cash surrender value of bank-owned life insurance	(367)	(171)
Loan principal sold	(7,174)	(20,266)
Proceeds from sales of loans	8,198	18,878
Net gain on sales of loans	(438)	(642)
Equity-based compensation	515	280
Net accretion of purchase accounting adjustments	(77)	(296)
Gain on sale of foreclosed real estate	(18)	-
Net change in:
Deferred loan fees	347	332
Accrued interest receivable	(251)	(104)
Other assets	673	(614)
Accrued expenses and other liabilities	(458)	315
Net cash provided by operating activities	6,859	1,003

Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	583	202
Proceeds from principal repayments on held to maturity securities	108	70
Net proceeds from sales and calls of available for sale securities	17,030	400
Purchases of available for sale securities	-	(18,200)
Net increase in loans	(107,551)	(49,940)
Purchases of premises and equipment	(791)	(1,515)
Purchase of Federal Home Loan Bank stock	(809)	-
Proceeds from sale of foreclosed real estate	138	-
Net cash used by investing activities	(91,292)	(68,983)

Consolidated Statements of Cash flows - (continued)
(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from financing activities
Net change in time certificates of deposit	$39,449	$63,018
Net change in other deposits	76,772	5,628
Net change in FHLB advances	(5,000)	3,000
Proceeds from issuance of common stock	-	44,704
Proceeds from exercise of options	258	207
Dividends paid on preferred stock	(55)	(55)
Net cash provided by financing activities	111,424	116,502
Net increase in cash and cash equivalents	26,991	48,522
Cash and cash equivalents:
Beginning of year	48,559	82,013
End of period	$75,550	$130,535
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$2,878	$1,720
Income taxes	$2,491	$630

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

ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) – “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)”. The ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar agreement. In addition, the amendments require disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure in accordance with local requirements of the applicable jurisdiction. An entity can elect to adopt the amendments using either a modified retrospective method or a prospective transition method. The amendments were effective for the Company on January 1, 2015. This ASU did not impact the Company’s financial statements and the Company does not expect the application of this guidance will have a material impact on the Company’s financial statements in the future.

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

ASU No. 2014-14, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40) – “Classification of Certain Government-Guaranteed Residential Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)”. The ASU has been issued to reduce diversity in practice in the classification of foreclosed residential mortgage loans held by creditors that are fully guaranteed under certain government programs, including the Federal Housing Administration guarantees. A residential mortgage loan would be derecognized and a separate other receivable would be recognized upon foreclosure if the loan has both of the following characteristics: (i) the loan has a government guarantee that is not separable from the loan before foreclosure entitling the creditor to the full unpaid principal balance of the loan; and (ii) at the time of foreclosure, the creditor has the intent to make a claim on the guarantee and the ability to recover the full unpaid principal balance of the loan through the guarantee. Notably, upon foreclosure, the separate other receivable would be measured based on the current amount of the loan balance expected to be recovered under the guarantee. The amendments were effective for the Company on January 1, 2015. This ASU did not impact the Company’s financial statements and the Company does not expect the application of this guidance will have a material impact on the Company’s financial statements in the future.

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

The amortized cost, gross unrealized gains and losses and fair values of available for sale and held to maturity securities at June 30, 2015 were as follows:

	June 30, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Due in less than one year	$499	$4	$-	$503
Due from one through five years	4,099	-	(41)	4,058
Due from five through ten years	2,828	11	(27)	2,812
Due after ten years	799	1	(27)	773
	8,225	16	(95)	8,146

State agency and municipal obligations
Due from one through five years	522	40	-	562
Due from five through ten years	8,279	149	(269)	8,159
Due after ten years	8,989	438	(54)	9,373
	17,790	627	(323)	18,094

Corporate bonds
Due in less than one year	3,991	11	(2)	4,000
Due from one through five years	6,093	226	-	6,319
Due from five through ten years	5,208	18	-	5,226
	15,292	255	(2)	15,545

Government-sponsored mortgage backed securities
Due from one through five years	83	-	-	83
Due after ten years	4,890	135	(10)	5,015
	4,973	135	(10)	5,098

Total available for sale securities	$46,280	$1,033	$(430)	$46,883

Held to maturity securities:
U.S. Government and agency obligations
Due in less than one year	$1,005	$1	$-	$1,006
State agency and municipal obligations
Due after ten years	9,101	-	-	9,101
Corporate bonds
Due from five through ten years	1,000	-	(35)	965
Government-sponsored mortgage backed securities
Due after ten years	235	30	-	265

Total held to maturity securities	$11,341	$31	$(35)	$11,337

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

There were no sales of, or realized gains or losses on investment securities during the three and six months ended June 30, 2015 and 2014.

At both June 30, 2015 and December 31, 2014, securities with approximate fair values of $5.9 million were pledged as collateral for public deposits.

The following table provides information regarding investment securities with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)

June 30, 2015
U.S. Government and agency obligations	$5,186	$(59)	$1,964	$(36)	$7,150	$(95)
State agency and municipal obligations	4,934	(323)	-	-	4,934	(323)
Corporate bonds	1,000	(35)	998	(2)	1,998	(37)
Government-sponsored mortgage backed securities	1,100	(10)	-	-	1,100	(10)
Total investment securities	$12,220	$(427)	$2,962	$(38)	$15,182	$(465)

December 31, 2014
U.S. Government and agency obligations	$4,515	$(56)	$5,878	$(120)	$10,393	$(176)
State agency and municipal obligations	1,771	(52)	-	-	1,771	(52)
Corporate bonds	6,783	(40)	995	(5)	7,778	(45)
Government-sponsored mortgage backed securities	1,406	(17)	-	-	1,406	(17)
Total investment securities	$14,475	$(165)	$6,873	$(125)	$21,348	$(290)

There were 40 and 42 investment securities as of June 30, 2015 and December 31 2014, respectively, in which the fair value of the security was less than the amortized cost of the security.

The U.S. Government and agency obligations owned are either direct obligations of the U.S. Government or are issued by one of the shareholder-owned corporations chartered by the U.S. Government and therefore the contractual cash flows are guaranteed and as a result the unrealized losses in this portfolio are not considered other than temporarily impaired.

The Company continually monitors its municipal bond and corporate bond portfolios and at this time these portfolios have minimal default risk because corporate and municipal bonds are all rated above investment grade except for one municipal bond with a face value of $1.0 million that is rated two notches below investment grade. The Company has determined that all unrealized losses on all securities that are investment grade are not other than temporarily impaired. The Company has determined that the unrealized loss on the municipal bond that is below investment grade is not other than temporarily impaired due to the short duration of loss and the small amount of the unrealized loss in relation to the cost basis.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Government-sponsored mortgage backed securities are fully guaranteed by U.S. Government agencies and as a result the unrealized losses in this portfolio are not considered other than temporarily impaired.

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

The following table sets forth a summary of the loan portfolio at June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total

Real estate loans:
Residential	$172,541	$3,809	$176,350	$169,833	$5,198	$175,031
Commercial	573,995	52,947	626,942	458,506	62,675	521,181
Construction	63,431	1,120	64,551	62,258	971	63,229
Home equity	8,526	8,312	16,838	10,226	7,940	18,166
	818,493	66,188	884,681	700,823	76,784	777,607

Commercial business	121,435	28,841	150,276	120,360	28,899	149,259

Consumer	293	1,942	2,235	243	2,653	2,896
Total loans	940,221	96,971	1,037,192	821,426	108,336	929,762

Allowance for loan losses	(12,220)	(10)	(12,230)	(10,860)	-	(10,860)
Deferred loan origination fees, net	(3,284)	-	(3,284)	(2,937)	-	(2,937)
Unamortized loan premiums	15	-	15	16	-	16
Loans receivable, net	$924,732	$96,961	$1,021,693	$807,645	$108,336	$915,981

Lending activities are conducted principally in the Fairfield and New Haven county regions of Connecticut, and consist of residential and commercial real estate loans, commercial business loans and a variety of consumer loans. Loans may also be granted for the construction of residential homes and commercial properties. All residential and commercial mortgage loans are collateralized by first or second mortgages on real estate.

Certain acquired loans were determined to have evidence of credit deterioration at the acquisition date. Such loans are accounted for in accordance with ASC 310-30.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following tables summarize activity in the accretable yields for the acquired loan portfolio that falls under the purview of ASC 310-30:

(In thousands)	Three Months Ended June 30,
	2015	2014
Balance at beginning of period	$1,225	$1,228
Acquisition	-	-
Accretion	(21)	(117)
Other (a)	(70)	(294)
Balance at end of period	$1,134	$817

a)	Represents changes in cash flows expected to be collected due to loan sales or payoffs.

(In thousands)	Six Months Ended June 30,
	2015	2014
Balance at beginning of period	$1,382	$1,418
Acquisition	-	-
Accretion	(116)	(257)
Other (a)	(132)	(344)
Balance at end of period	$1,134	$817

a)	Represents changes in cash flows expected to be collected due to loan sales or payoffs.

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Allowance for loan losses

The following tables set forth the activity in the Company’s allowance for loan losses for the three and six months ended June 30, 2015 and 2014, by portfolio segment:

	Residential Real Estate	Commercial Real Estate	Construction	Home Equity	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended June 30, 2015
Originated
Beginning balance	$1,406	$6,067	$1,220	$203	$2,682	$3	$-	$11,581
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	48	765	(82)	(34)	(64)	6	-	639
Ending balance	$1,454	$6,832	$1,138	$169	$2,618	$9	$-	$12,220

Acquired
Beginning balance	$-	$-	$-	$-	$12	$3	$-	$15
Charge-offs	-	-	-	-	(15)	(6)	-	(21)
Recoveries	-	-	-	-	-	1	-	1
Provisions	-	-	-	-	13	2	-	15
Ending balance	$-	$-	$-	$-	$10	$-	$-	$10

Total
Beginning balance	$1,406	$6,067	$1,220	$203	$2,694	$6	$-	$11,596
Charge-offs	-	-	-	-	(15)	(6)	-	(21)
Recoveries	-	-	-	-	-	1	-	1
Provisions	48	765	(82)	(34)	(51)	8	-	654
Ending balance	$1,454	$6,832	$1,138	$169	$2,628	$9	$-	$12,230

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Residential Real Estate	Commercial Real Estate	Construction	Home Equity	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended June 30, 2014
Originated
Beginning balance	$1,298	$3,767	$1,012	$192	$2,331	$3	$-	$8,603
Charge-offs	-	-	-	-	-	(1)	-	(1)
Recoveries	-	-	-	-	-	413	-	413
Provisions	94	257	(236)	(4)	(40)	(409)	307	(31)
Ending balance	$1,392	$4,024	$776	$188	$2,291	$6	$307	$8,984

Acquired
Beginning balance	$-	$-	$-	$-	$-	$-	$-	$-
Charge-offs	-	-	(100)	-	-	-	-	(100)
Recoveries	-	-	-	-	-	-	-	-
Provisions	-	-	100	-	1	-	-	101
Ending balance	$-	$-	$-	$-	$1	$-	$-	$1

Total
Beginning balance	$1,298	$3,767	$1,012	$192	$2,331	$3	$-	$8,603
Charge-offs	-	-	(100)	-	-	(1)	-	(101)
Recoveries	-	-	-	-	-	413	-	413
Provisions	94	257	(136)	(4)	(39)	(409)	307	70
Ending balance	$1,392	$4,024	$776	$188	$2,292	$6	$307	$8,985

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Residential Real Estate	Commercial Real Estate	Construction	Home Equity	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Six Months Ended June 30, 2015
Originated
Beginning balance	$1,431	$5,480	$1,102	$205	$2,638	$4	$-	$10,860
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	23	1,352	36	(36)	(20)	5	-	1,360
Ending balance	$1,454	$6,832	$1,138	$169	$2,618	$9	$-	$12,220

Acquired
Beginning balance	$-	$-	$-	$-	$-	$-	$-	$-
Charge-offs	-	-	-	-	(15)	(6)	-	(21)
Recoveries	-	-	-	-	-	4	-	4
Provisions	-	-	-	-	25	2	-	27
Ending balance	$-	$-	$-	$-	$10	$-	$-	$10

Total
Beginning balance	$1,431	$5,480	$1,102	$205	$2,638	$4	$-	$10,860
Charge-offs	-	-	-	-	(15)	(6)	-	(21)
Recoveries	-	-	-	-	-	4	-	4
Provisions	23	1,352	36	(36)	5	7	-	1,387
Ending balance	$1,454	$6,832	$1,138	$169	$2,628	$9	$-	$12,230

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Residential Real Estate	Commercial Real Estate	Construction	Home Equity	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Six Months Ended June 30, 2014
Originated
Beginning balance	$1,310	$3,616	$1,032	$190	$2,225	$9	$-	$8,382
Charge-offs	-	-	-	-	-	(1)	-	(1)
Recoveries	-	-	-	-	-	422	-	422
Provisions	82	408	(256)	(2)	66	(424)	307	181
Ending balance	$1,392	$4,024	$776	$188	$2,291	$6	$307	$8,984

Acquired
Beginning balance	$-	$-	$-	$-	$-	$-	$-	$-
Charge-offs	-	-	(100)	-	-	-	-	(100)
Recoveries	-	-	-	-	-	-	-	-
Provisions	-	-	100	-	1	-	-	101
Ending balance	$-	$-	$-	$-	$1	$-	$-	$1

Total
Beginning balance	$1,310	$3,616	$1,032	$190	$2,225	$9	$-	$8,382
Charge-offs	-	-	(100)	-	-	(1)	-	(101)
Recoveries	-	-	-	-	-	422	-	422
Provisions	82	408	(156)	(2)	67	(424)	307	282
Ending balance	$1,392	$4,024	$776	$188	$2,292	$6	$307	$8,985

With respect to the originated portfolio, the allocation to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

The following tables are a summary, by portfolio segment and impairment methodology, of the allowance for loan losses and related portfolio balances at June 30, 2015 and December 31, 2014:

	Originated Loans		Acquired Loans		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In thousands)
June 30, 2015

Loans individually evaluated for impairment:
Residential real estate	$864	$2	$-	$-	$864	$2
Commercial real estate	4,753	22	498	-	5,251	22
Home equity	86	-	240	-	326	-
Commercial business	1,637	8	826	5	2,463	13
Consumer	-	-	6	-	6	-
Subtotal	7,340	32	1,570	5	8,910	37
Loans collectively evaluated for impairment:
Residential real estate	171,677	1,452	3,809	-	175,486	1,452
Commercial real estate	569,242	6,810	52,449	-	621,691	6,810
Construction	63,431	1,138	1,120	-	64,551	1,138
Home equity	8,440	169	8,072	-	16,512	169
Commercial business	119,798	2,610	28,015	5	147,813	2,615
Consumer	293	9	1,936	-	2,229	9
Subtotal	932,881	12,188	95,401	5	1,028,282	12,193

Total	$940,221	$12,220	$96,971	$10	$1,037,192	$12,230

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

	Originated Loans		Acquired Loans		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In thousands)
December 31, 2014
Loans individually evaluated for impairment:
Residential real estate	$864	$-	$-	$-	$864	$-
Commercial real estate	4,996	23	-	-	4,996	23
Home equity	91	-	-	-	91	-
Commercial business	1,701	10	629	-	2,330	10
Subtotal	7,652	33	629	-	8,281	33
Loans collectively evaluated for impairment:
Residential real estate	168,969	1,431	5,198	-	174,167	1,431
Commercial real estate	453,510	5,457	62,675	-	516,185	5,457
Construction	62,258	1,102	971	-	63,229	1,102
Home equity	10,135	205	7,940	-	18,075	205
Commercial business	118,659	2,628	28,270	-	146,929	2,628
Consumer	243	4	2,653	-	2,896	4
Subtotal	813,774	10,827	107,707	-	921,481	10,827

Total	$821,426	$10,860	$108,336	$-	$929,762	$10,860

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

The following tables are a summary of the loan portfolio quality indicators by portfolio segment at June 30, 2015 and December 31, 2014:

	Commercial Credit Quality Indicators
	At June 30, 2015			At December 31, 2014

	Commercial Real Estate	Construction	Commercial Business	Commercial Real Estate	Construction	Commercial Business
	(In thousands)
Originated loans:
Pass	$568,712	$63,431	$117,879	$452,974	$62,258	$115,323
Special mention	2,063	-	2,952	2,096	-	5,037
Substandard	3,220	-	604	3,436	-	-
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total originated loans	573,995	63,431	121,435	458,506	62,258	120,360
Acquired loans:
Pass	51,097	235	27,152	61,017	136	27,074
Special mention	-	-	1,002	-	-	659
Substandard	1,850	885	687	1,658	835	1,166
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total acquired loans	52,947	1,120	28,841	62,675	971	28,899
Total	$626,942	$64,551	$150,276	$521,181	$63,229	$149,259

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

	Residential and Consumer Credit Quality Indicators
	At June 30, 2015			At December 31, 2014
	Residential Real Estate	Home Equity	Consumer	Residential Real Estate	Home Equity	Consumer
	(In thousands)
Originated loans:
Pass	$171,677	$8,440	$293	$168,969	$10,135	$243
Special mention	864	86	-	864	91	-
Substandard	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total originated loans	172,541	8,526	293	169,833	10,226	243
Acquired loans:
Pass	3,698	8,056	1,936	5,022	7,925	2,653
Special mention	111	-	-	-	-	-
Substandard	-	256	6	176	15	-
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total acquired loans	3,809	8,312	1,942	5,198	7,940	2,653
Total	$176,350	$16,838	$2,235	$175,031	$18,166	$2,896

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

The following tables set forth certain information with respect to our loan portfolio delinquencies by portfolio segment and amount as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015
	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Carrying Amount > 90 Days and Accruing
	(In thousands)
Originated Loans
Real estate loans:
Residential real estate	$-	$-	$-	$-	$172,541	$-
Commercial real estate	-	1,571	969	2,540	571,455	-
Construction	-	-	-	-	63,431	-
Home equity	357	-	-	357	8,169	-
Commercial business	969	-	231	1,200	120,235	-
Consumer	1	-	-	1	292	-
Total originated loans	1,327	1,571	1,200	4,098	936,123	-
Acquired Loans
Real estate loans:
Residential real estate	-	-	111	111	3,698	-
Commercial real estate	519	-	1,484	2,003	50,944	594
Construction	-	-	885	885	235	885
Home equity	79	-	171	250	8,062	-
Commercial business	-	1,324	152	1,476	27,365	-
Consumer	3	-	-	3	1,939	-
Total acquired loans	601	1,324	2,803	4,728	92,243	1,479
Total loans	$1,928	$2,895	$4,003	$8,826	$1,028,366	$1,479

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	As of December 31, 2014
	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Carrying Amount > 90 Days and Accruing
	(In thousands)
Originated Loans
Real estate loans:
Residential real estate	$-	$-	$-	$-	$169,833	$-
Commercial real estate	-	-	3,436	3,436	455,070	216
Construction	-	-	-	-	62,258	-
Home equity	-	-	-	-	10,226	-
Commercial business	-	-	-	-	120,360	-
Consumer	-	-	-	-	243	-
Total originated loans	-	-	3,436	3,436	817,990	216
Acquired Loans
Real estate loans:
Residential real estate	339	-	294	633	4,565	176
Commercial real estate	685	677	836	2,198	60,477	466
Construction	-	-	835	835	136	835
Home equity	-	40	-	40	7,900	-
Commercial business	178	386	305	869	28,030	305
Consumer	3	-	-	3	2,650	-
Total acquired loans	1,205	1,103	2,270	4,578	103,758	1,782
Total loans	$1,205	$1,103	$5,706	$8,014	$921,748	$1,998

Loans on nonaccrual status

The following is a summary of nonaccrual loans by portfolio segment as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
	(In thousands)
Commercial real estate	1,468	3,220
Home equity	240	-
Commercial business	386	142
Total	$2,094	$3,362

The amount of income that was contractually due but not recognized on originated nonaccrual loans totaled $37 thousand and $44 thousand, respectively for the three months ended June 30, 2015, and 2014. The amount of income that was contractually due but not recognized on originated nonaccrual loans totaled $72 thousand and $67 thousand, respectively for the six months ended June 30, 2015, and 2014. There was no actual interest income recognized on these loans for the three months ended June 30, 2015, and 2014. There was $1 thousand and no actual interest income recognized on these loans for the six months ended June 30, 2015, and 2014.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

At June 30, 2015 and December 31, 2014, there were $169 thousand and no commitments to lend additional funds to any borrower on nonaccrual status, respectively.

The preceding table excludes acquired loans that are accounted for as purchased credit impaired loans totaling $1.5 million and $1.9 million, respectively at June 30, 2015 and December 31, 2014. Such loans otherwise meet the Company’s definition of a nonperforming loan but are excluded because the loans are included in loan pools that are considered performing. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are accounted for on either a pool or individual basis and the accretable yield is being recognized as interest income over the life of the loans based on expected cash flows.

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following table summarizes impaired loans by portfolio segment as of June 30, 2015 and December 31, 2014:

	Carrying Amount		Unpaid Principal Balance		Associated Allowance
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(In thousands)
Originated
Impaired loans without a valuation allowance:
Residential real estate	$-	$864	$-	$864	$-	$-
Commercial real estate	4,306	4,543	4,306	4,544	-	-
Home equity	86	91	86	91	-	-
Commercial business	1,126	1,145	1,140	1,153	-	-
Total impaired loans without a valuation allowance	5,518	6,643	5,532	6,652	-	-

Impaired loans with a valuation allowance:
Residential real estate	864	-	864	-	2	-
Commercial real estate	447	453	447	453	22	23
Commercial business	511	556	511	556	8	10
Total impaired loans with a valuation allowance	1,822	1,009	1,822	1,009	32	33
Total originated impaired loans	$7,340	$7,652	$7,354	$7,661	$32	$33

Acquired
Impaired loans without a valuation allowance:
Commercial real estate	$498	$-	$534	$-	$-	$-
Commercial business	436	629	436	629	-	-
Home equity	240	-	240	-	-	-
Consumer	6	-	6	-	-	-
Total impaired loans without a valuation allowance	1,180	629	1,216	629	-	-

Impaired loans with a valuation allowance:
Commercial business	390	-	392	-	5	-
Total impaired loans with a valuation allowance	390	-	392	-	5	-
Total acquired impaired loans	$1,570	$629	$1,608	$629	$5	$-

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following table summarizes the average recorded investment balance of impaired loans and interest income recognized on impaired loans by portfolio segment as of June 30, 2015 and December 31, 2014:

	Average Recorded Investment		Interest Income Recognized
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Originated	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$—	$864	$—	$28
Commercial real estate	4,313	4,034	35	223
Home equity	88	95	1	3
Commercial business	1,136	1,226	22	52
Total impaired loans without a valuation allowance	5,537	6,219	58	306

Impaired loans with a valuation allowance:
Residential real estate	864	—	14	—
Commercial real estate	449	457	14	29
Commercial business	532	596	14	32
Total impaired loans with a valuation allowance	1,845	1,053	42	61
Total originated impaired loans	$7,382	$7,272	$100	$367

Acquired
Impaired loans without a valuation allowance:
Commercial real estate	$438	$—	$—	$—
Commercial business	445	607	10	28
Home equity	240	—	2	—
Consumer	7	—	—	—
Total impaired loans without a valuation allowance	1,130	607	12	28

Impaired loans with a valuation allowance:
Commercial business	410	—	8	—
Total impaired loans with a valuation allowance	410	—	8	—
Total acquired impaired loans	$1,540	$607	$20	$28

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

The recorded investment in TDRs was $7.4 million at June 30, 2015 and $3.6 million at December 31, 2014.

The following tables present loans whose terms were modified as TDRs during the periods presented:

			Outstanding Recorded Investment
	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2015	2014	2015	2014	2015	2014
Three Months Ended June 30,
Commercial real estate	1	2	$825	$1,333	$825	$1,336
Commercial business	-	3	-	466	-	466
Total	1	5	$825	$1,799	$825	$1,802

			Outstanding Recorded Investment
	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2015	2014	2015	2014	2015	2014
Six Months Ended June 30,
Commercial real estate	3	2	$4,045	$1,333	$4,045	$1,336
Commercial business	1	3	49	466	49	466
Total	4	5	$4,094	$1,799	$4,094	$1,802

All TDRs at June 30, 2015 and December 31, 2014 were performing in compliance under their modified terms.

The following table provides information on how loans were modified as a TDR during the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Maturity/amortization concession	$825	$631	$874	$631
Payment concession	-	1,171	-	1,171
Maturity and payment concession	-	-	3,220	-
Total	$825	$1,802	$4,094	$1,802

There were no loans modified in a troubled debt restructuring, for which there was a payment default during the three and six months ended June 30, 2015 and 2014, respectively.

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

Warrants

The initial and secondary offerings completed in 2002 and 2007 each call for the issuance of Units. Each Unit issued pursuant to these two offerings represented one share of common stock and one non-transferable Warrant. The Warrants were exercisable at any time from and including October 1, 2009 and prior to or on November 30, 2009, unless extended or accelerated by the board of directors in their discretion. The board of directors has extended the exercise period to October 1, 2015 through December 1, 2015. Each Warrant allows a holder to purchase .3221 shares of common stock at an exercise price of $14.00 per share. None of the Warrants has been exercised as of June 30, 2015. Assuming that all of the Warrants issued are exercised in full during the exercise period, the Company would receive $4.3 million in gross capital and issue 304,640 shares of common stock.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

As a result of the acquisition of Quinnipiac on October 1, 2014 the Company issued 68,600 warrants to former Quinnipiac warrant holders in accordance with the merger agreement. Each warrant was automatically converted into a warrant to purchase 0.56 shares of the Company’s common stock for an exercise price of $17.56. None of the warrants have been exercised as of June 30, 2015.

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

For the six months ended June 30, 2015 and 2014, the Company paid cash dividends on preferred stock of $55 thousand. To date, the Company has not declared or paid dividends on its common stock, nor has it repurchased any of its common stock.

5. Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net gains or losses on derivatives accounted for as cash flow hedges. The Company’s total comprehensive income or loss for the three and six months ended June 30, 2015 and 2014 is reported in the Consolidated Statements of Comprehensive Income.

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax for the three and six months ended June 30, 2015 and 2014:

	Net Unrealized Gain	Net Unrealized Gain
	(Loss) on Available	(Loss) on Interest
	for Sale Securities	Rate Swap	Total
	(In thousands)
Balance at March 31, 2015	$843	$(460)	$383
Other comprehensive income (loss) before reclassifications	(475)	205	(270)
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net other comprehensive income (loss)	(475)	205	(270)
Balance at June 30, 2015	$368	$(255)	$113

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Net Unrealized Gain	Net Unrealized Gain
	(Loss) on Available	(Loss) on Interest
	for Sale Securities	Rate Swap	Total
	(In thousands)
Balance at March 31, 2014	$574	$53	$627
Other comprehensive income (loss) before reclassifications	115	(119)	(4)
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net other comprehensive income (loss)	115	(119)	(4)
Balance at June 30, 2014	$689	$(66)	$623

	Net Unrealized Gain	Net Unrealized Gain
	(Loss) on Available	(Loss) on Interest
	for Sale Securities	Rate Swap	Total
	(In thousands)
Balance at December 31, 2014	$644	$(113)	$531
Other comprehensive income (loss) before reclassifications	(276)	(142)	(418)
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net other comprehensive income (loss)	(276)	(142)	(418)
Balance at June 30, 2015	$368	$(255)	$113

	Net Unrealized Gain	Net Unrealized Gain
	(Loss) on Available	(Loss) on Interest
	for Sale Securities	Rate Swap	Total
	(In thousands)
Balance at December 31, 2013	$424	$-	$424
Other comprehensive income (loss) before reclassifications	265	(66)	199
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net other comprehensive income (loss)	265	(66)	199
Balance at June 30, 2014	$689	$(66)	$623

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following is a reconciliation of earnings available to common shareholders and basic weighted-average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)		(In thousands, except per share data)
Net income	$2,286	$1,227	$4,159	$2,350
Preferred stock dividends	(27)	(27)	(55)	(55)
Dividends and undistributed earnings allocated to participating securities	(62)	(27)	(108)	(60)
Net income for earnings per share calculation	$2,197	$1,173	$3,996	$2,235

Weighted average shares outstanding, basic	7,042	5,023	7,035	4,396
Effect of dilutive equity-based awards	15	22	21	28
Weighted average shares outstanding, diluted	7,057	5,045	7,056	4,424
Net earnings per common share:
Basic earnings per common share	$0.31	$0.23	$0.57	$0.51
Diluted earnings per common share	0.31	0.23	0.57	0.51

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

Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.

Management believes, as of June 30, 2015, the Bank and Company meet all capital adequacy requirements to which they are subject. There are no conditions or events since then that management believes have changed this conclusion.

The capital amounts and ratios for the Bank and the Company at June 30, 2015 were as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Capital		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
June 30, 2015
Common Equity Tier 1 Capital to Risk-Weighted Assets	$124,277	11.44%	$47,719	4.50%	$68,928	6.50%
Total Capital to Risk-Weighted Assets	133,506	12.59%	84,834	8.00%	106,043	10.00%
Tier I Capital to Risk-Weighted Assets	121,276	11.44%	63,626	6.00%	84,834	8.00%
Tier I Capital to Average Assets	121,276	10.71%	45,314	4.00%	56,643	5.00%

Bankwell Financial Group, Inc.
June 30, 2015
Common Equity Tier 1 Capital to Risk-Weighted Assets	$119,688	11.22%	$48,023	4.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	142,898	13.39%	85,375	8.00%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	130,668	12.24%	64,031	6.00%	N/A	N/A
Tier I Capital to Average Assets	130,668	11.26%	46,406	4.00%	N/A	N/A

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The capital amounts and ratios for the Bank and Company at December 31, 2014, were as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Capital		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
December 31, 2014
Total Capital to Risk-Weighted Assets	$125,339	13.55%	$74,003	8.00%	$ 92,503	10.00%
Tier I Capital to Risk-Weighted Assets	115,359	12.47%	37,001	4.00%	55,502	6.00%
Tier I Capital to Average Assets	115,359	11.12%	41,485	4.00%	51,856	5.00%

Bankwell Financial Group, Inc.
December 31, 2014
Total Capital to Risk-Weighted Assets	$135,223	14.59%	$74,136	8.00%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	125,243	13.51%	37,068	4.00%	N/A	N/A
Tier I Capital to Average Assets	125,243	11.78%	42,516	4.00%	N/A	N/A

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

Equity award plans

The Company has five equity award plans, which are collectively referred to as the “Plan.” The current plan under which any future issuances of equity awards will be made is the 2012 BNC Financial Group, Inc. Stock Plan, or the “2012 Plan,” amended on June 26, 2013. All equity awards made under the 2012 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of share options or restricted stock. At June 30, 2015, there were 467,037 shares reserved for future issuance under the 2012 Plan.

Share Options: The Company accounts for stock options based on the fair value at the date of grant over the vesting period of such awards on a straight line basis. For the six months ended June 30, 2015 and 2014, the Company recorded expense related to options granted under the various share option plans of approximately $7 thousand and $16 thousand, respectively.

There were no options granted during the six months ended June 30, 2015.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

A summary of the status of outstanding share options as of and for the six months ended June 30, 2015 is presented below:

	Six Months Ended
	June 30, 2015
		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Options outstanding at beginning of period	204,793	$17.42
Exercised	(17,770)	14.50
Forfeited	(300)	15.00
Expired	(1,225)	14.50
Options outstanding at end of period	185,498	17.73

Options exercisable at end of period	180,998	17.79

Weighted-average fair value of options
granted during the period		N/A

Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. The total intrinsic value of share options exercised during the six months ended June 30, 2015 was $89 thousand.

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period and certain performance goals. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.

The following table presents the activity for restricted stock for the six months ended June 30, 2015:

	Six Months Ended June 30, 2015
		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Unvested at beginning of period	165,862	$18.08
Granted	40,000	18.94
Vested	(4,900)	14.80
Forfeited	(2,548)	17.75
Unvested at end of period	198,414	18.34

The Company’s restricted stock expense for the six months ended June 30, 2015 and 2014 was $515 thousand and $264 thousand, respectively.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Market Conditions Restricted Stock: On December 9, 2014 the Company issued restricted stock with market and service conditions pursuant to the Company’s 2012 Stock Plan. The maximum number of shares that can vest is 49,400. The actual number of shares to be vested will be based on market criteria over a five-year period ending on December 1, 2019 based on the Company’s stock price being at or above $25.00, $27.00 and $29.00 per share over a 60-day consecutive period. These shares may vest over a period from December 1, 2017 to December 1, 2019 based on meeting the price targets. In addition, the grantees must be employed with the Company on the vesting date to receive the shares. The Company determined the fair value of these market condition awards in accordance with ASC 718 – Stock Compensation using the Monte Carlo simulation model deemed appropriate for this type of grant. The grant date fair value for these grants was $11.63 for the awards that vest at the $25 stock price, $10.30 for the awards that vest at the $27 stock price and $9.10 for the awards that vest at the $29 stock price. The grant date fair value for the Company’s stock was $18.99 per share. The Company recognized $85 thousand in stock compensation expense for the six months ended June 30, 2015 for these restricted stock awards.

9.	Derivative Instruments

Information about derivative instruments at June 30, 2015 and December 31, 2014 is as follows:

June 30, 2015:

(Dollars in thousands)	Notional Amount	Maturity	Received	Paid	Fair Value Asset (Liability)

Cash flow hedge:
Interest rate swap on FHLB advance	$25,000	4.7 years	0.28%	1.62%	$(291)
Interest rate swap on FHLB advance	$25,000	5.0 years	0.28%	1.83%	(310)
					$(601)

December 31, 2014:

(Dollars in thousands)	Notional Amount	Maturity	Received	Paid	Fair Value Asset (Liability)

Cash flow hedge:
Interest rate swap on FHLB advance	$25,000	4.7 years	0.26%	1.62%	$(73)
Interest rate swap on forward-starting FHLB advance	$25,000	5.0 years	0.26%	1.83%	(113)
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

Changes in the consolidated statements of comprehensive income related to interest rate derivatives designated as hedges of cash flows were as follows for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014

Interest rate swap on FHLB advance:
Unrealized gain (loss) recognized in accumulated other
comprehensive income	$336	$(195)	$(232)	$(108)
Income tax (expense) benefit on items recognized in
accumulated other comprehensive income	(131)	76	90	42
Other comprehensive income (loss)	$205	$(119)	$(142)	$(66)
Interest expense recognized on hedged FHLB advance	$183	$88	$365	$88

10.      Fair Value of Financial Instruments

GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at either June 30, 2015 or December 31, 2014. The estimated fair value amounts have been measured as of the respective period-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$75,550	$75,550	$75,550	$-	$-
Available for sale securities	46,883	46,883	-	46,883	-
Held to maturity securities	11,341	11,337	-	11,337	-
Loans held for sale	-	-	-	-	-
Loans receivable, net	1,021,693	1,026,890	-	-	1,026,890
Accrued interest receivable	3,575	3,575	-	-	3,575
FHLB stock	6,918	6,918	-	-	6,918

Financial Liabilities:
Demand deposits	$162,546	$162,546	$-	$-	$162,546
NOW and money market	334,561	334,561	-	-	334,561
Savings	106,445	106,445	-	-	106,445
Time deposits	348,029	349,797	-	-	349,797
Advances from the FHLB	124,000	124,175	-	-	124,175
Derivative liability	601	601	-	601	-

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	December 31, 2014
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$48,559	$48,559	$48,559	$-	$-
Available for sale securities	65,009	65,009	-	65,009	-
Held to maturity securities	11,454	11,470	-	11,470	-
Loans held for sale	586	586	-	586	-
Loans receivable, net	915,981	920,031	-	-	920,031
Accrued interest receivable	3,323	3,323	-	-	3,323
FHLB stock	6,109	6,109	-	-	6,109

Financial Liabilities:
Demand deposits	$166,030	$166,030	$-	$-	$166,030
NOW and money market	276,501	276,501	-	-	276,501
Savings	84,457	84,457	-	-	84,457
Time deposits	308,451	310,165	-	-	310,165
Advances from the FHLB	129,000	128,961	-	-	128,961
Derivative liability	186	186	-	186	-

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Financial instruments measured at fair value on a recurring basis

The following tables detail the financial instruments carried at fair value on a recurring basis at June 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the three and six months ended June 30, 2015 and the year ended December 31, 2014.

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
June 30, 2015:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$8,146	$-
State agency and municipal obligations	-	18,094	-
Corporate bonds	-	15,545	-
Mortgage backed securities	-	5,098	-
Derivative liability	-	(601)	-

December 31, 2014:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$24,418	$-
State agency and municipal obligations	-	18,584	-
Corporate bonds	-	16,325	-
Mortgage backed securities	-	5,682	-
Derivative liability	-	(186)	-

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following table details the financial instruments carried at fair value on a nonrecurring basis at June 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
June 30, 2015:
Impaired loans	$-	$-	$8,910
Foreclosed real estate	-	-	830

December 31, 2014:
Impaired loans	$-	$-	$8,281
Foreclosed real estate	-	-	950

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at June 30, 2015 and December 31, 2014:

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Input	Range
June 30, 2015:

Impaired loans	$8,910	Appraisals	Discount for dated appraisals	8.00%
		Discounted cash flows	Discount rate	3.25% - 8.00%

Foreclosed real estate	$830	Appraisals	Discount for dated appraisals	34.8% - 66.6%

December 31, 2014:

Impaired loans	$8,281	Appraisals	Discount for dated appraisals	-

		Discounted cash flows	Discount rate	3.25% to 8.25%

Foreclosed real estate	$950	Appraisals	Discount for dated appraisals	7.34% to 66.6%

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

The assets and liabilities in the Quinnipiac acquisition were recorded at their fair value based on management’s best estimate using information available at the date of acquisition. Consideration paid and fair values of Quinnipiac’s assets acquired and liabilities assumed are summarized in the following tables:

Consideration paid: (In thousands)	Amount
Cash consideration paid to Quinnipiac shareholders	$3,648
Equity consideration paid to Quinnipiac shareholders	9,676
Total Consideration paid	13,324

Recognized amounts of identifiable assets acquired and (liabilities) assumed: (In thousands)	As Acquired	Fair Value Adjustments		As Recorded at Acquisition
Cash	$6,195	$-		$6,195
Available for sale investments securities	8,533	(29	) a	8,504
Loans	97,103	748	b	97,851
Premises and equipment	4,046	-		4,046
Other real estate owned	129			129
Core deposit intangibles	-	530	c	530
Deferred tax assets, net	1,070	(388	) d	682
Other assets	756	-		756
Deposits	(100,391)	(252	) e	(100,643)
FHLB advances	(7,000)			(7,000)
Other liabilities	(315)	-		(315)
Total identifiable net assets	$10,126	$609		10,735

Goodwill				$2,589

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

13. SUBSEQUENT EVENTS

Management has evaluated subsequent events for potential recognition or disclosure in the consolidated financial statements through August 10, 2015, the date upon which the Company’s consolidated financial statements were available to be issued. No subsequent events were identified that would have required a change to the consolidated financial statements or disclosure in the notes to the consolidated financial statements. The Company filed a registration statement under the Securities Act of 1933 on Form S-3 with the Securities and Exchange Commission on July 29, 2015. The Registration Statement was filed so that, when declared effective the Company may sell debt securities, preferred stock, depository shares, common stock, stock purchase contracts, stock purchase units, warrants and units in one or more offerings up to a total dollar amount of $50.0 million of securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and related notes contained elsewhere in this report on Form 10-Q. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the Company’s Form 10-K filed for the year ended December 31, 2014 in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” We assume no obligation to update any of these forward-looking statements.

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

On October 1, 2014 Quinnipiac merged with and into Bankwell Bank. Quinnipiac had one branch located in Hamden, Connecticut and a second branch located in the neighboring town of North Haven, Connecticut. The results discussed below for the three and six months ended June 30, 2014 do not reflect any results from Quinnipiac.

Earnings Overview

Net income available to common shareholders was $2.3 million, or $0.31 per diluted share, and $1.2 million, or $0.23 per diluted share, for the three months ended June 30, 2015 and 2014, respectively. Returns on average equity and average assets for the three months ended June 30, 2015 were 6.91% and 0.80%, respectively, compared to 5.46% and 0.58%, respectively, for the three months ended June 30, 2014.

Net income available to common shareholders was $4.1 million, or $0.57 per diluted share, and $2.3 million, or $0.51 per diluted share, for the six months ended June 30, 2015 and 2014, respectively. Returns on average equity and average assets for the six months ended June 30, 2015 were 6.36% and 0.75%, respectively, compared to 5.93% and 0.59%, respectively, for the six months ended June 30, 2014.

For the three months ended June 30, 2015, we had net interest income of $10.7 million, an increase of $3.6 million, or 50.3%, over the three months ended June 30, 2014. Our net interest margin (fully taxable equivalent basis) for the three months ended June 30, 2015 and 2014 was 3.97% and 3.68%, respectively. We experienced an increase in our non-interest income, which totaled $854 thousand for the three months ended June 30, 2015 representing 7.4% of our total revenue, up from $682 thousand, or 8.7% of total revenue, for the three months ended June 30, 2014.

For the six months ended June 30, 2015, we had net interest income of $20.6 million, an increase of $6.3 million, or 44.4%, over the six months ended June 30, 2014. Our net interest margin (fully taxable equivalent basis) for the six months ended June 30, 2015 and 2014 was 3.93% and 3.82%, respectively. Non-interest income remained flat when comparing the six months ended June 30, 2015 to the six months ended June 30, 2014, which totaled $1.5 million.

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

FTE net interest income for the three months ended June 30, 2015 and 2014 was $10.9 million and $7.3 million, respectively. FTE net interest income for the six months ended June 30, 2015 and 2014 was $20.9 million and $14.5 million, respectively. Our net interest margin increased 29 basis points to 3.97% for the three months ended June 30, 2015, compared to the three months ended June 30, 2014 due primarily to higher loan pre-payment penalties concentrated in the second quarter of 2015 and a shift in the loan portfolio to higher yielding commercial real estate loans, offset by an increase in rates on interest bearing deposits driven by promotional rate increases to remain competitive in the marketplace and to attract additional deposits. Our net interest margin increased 11 basis points to 3.93% for the six months ended June 30, 2015, compared to the six months ended June 30, 2014 due primarily to higher pre-payment penalties realized in the second quarter of 2015 and a shift in the loan portfolio to higher yielding commercial real estate loans, offset by an increase in rates on interest bearing deposits driven by promotional rate increases to remain competitive in the marketplace and to attract additional deposits.

FTE basis interest income for the three months ended June 30, 2015 increased by $4.3 million, or 53.3%, to $12.5 million, compared to FTE basis interest income for the three months ended June 30, 2014 due primarily to loan growth in our commercial real estate and commercial business portfolios. Average interest-earning assets were $1.1 billion for the three months ended June 30, 2015, up by $305.1 million from the three months ended June 30, 2014. The average balance of total loans increased $344.1 million, or 52.6%, contributing $4.3 million to the increase in interest income. Commercial real estate and commercial business loan average balances grew by $247.8 million and $51.0 million, respectively. The average yield on interest earning assets increased from 4.09% from the three months ended June 30, 2014 to 4.52% for the three months ended June 30, 2015 due mainly to a change in portfolio mix towards higher yielding commercial and commercial real estate loans.

FTE basis interest income for the six months ended June 30, 2015 increased by $7.8 million, or 48.1%, to $23.9 million, compared to FTE basis interest income for the six months ended June 30, 2014 due primarily to loan growth in our commercial real estate and commercial business portfolios, offset by lower discount accretion. Average interest-earning assets were $1.1 billion for the six months ended June 30, 2015, up by $302.2 million from the six months ended June 30, 2014. The average balance of total loans increased $318.4 million, or 49.0%, contributing $7.7 million to the increase in interest income. Commercial real estate and commercial business loan average balances grew by $225.6 million and $49.5 million, respectively. The average yield on interest earning assets increased from 4.22% from the six months ended June 30, 2014 to 4.47% for the six months ended June 30, 2015 due mainly to a change in portfolio mix towards higher yielding commercial and commercial real estate loans.

Interest expense for the three months ended June 30, 2015, increased by $750 thousand, or 83.6%, compared to interest expense for the three months ended June 30, 2014 due to a $255.5 million increase in the average balances of interest-bearing liabilities due to higher average balances in money market, time accounts and borrowed money and increased rates on deposits, primarily due to promotional rates on money markets and certificates of deposits to remain competitive in the marketplace.

Interest expense for the six months ended June 30, 2015, increased by $1.4 million, or 87.8%, compared to interest expense for the six months ended June 30, 2014 due to a $239.2 million increase in the average balances of interest-bearing liabilities due to higher average balances in money market, time accounts and borrowed money and increased rates on time deposits and borrowed money.

Average Balance Sheet, FTE basis Interest and Average Yields/Rates

The following tables present the average balances and yields earned on interest-earning assets and average balances and weighted average rates paid on our funding liabilities for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
	2015			2014
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Assets:
Cash and Fed funds sold	$29,339	$16	0.22%	$78,646	$49	0.25%
Securities (1)	60,049	559	3.68	51,755	529	4.05
Loans:
Commercial real estate	583,036	7,333	4.98	335,263	4,086	4.82
Residential real estate	174,021	1,578	3.59	160,899	1,467	3.61
Construction (2)	68,073	803	4.66	42,377	515	4.80
Commercial business	149,067	1,935	5.13	98,113	1,239	4.99
Home equity	18,176	169	3.73	13,124	122	3.74
Consumer	2,478	30	4.84	714	15	8.17
Acquired Loan Portfolio Non accrual loans (net of mark)	2,968	50	6.81	3,220	116	14.49
Total loans	997,819	11,898	4.72	653,710	7,560	4.57
Federal Home Loan Bank stock	6,859	27	1.57	4,881	18	1.47
Total earning assets	1,094,066	12,500	4.52%	788,992	8,156	4.09%
Other assets	53,120			57,416
Total assets	$1,147,186			$846,408

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
NOW	$62,331	17	0.11%	$52,605	15	0.11%
Money market	241,183	324	0.54	173,202	167	0.39
Savings	101,903	192	0.76	92,501	68	0.30
Time	315,820	698	0.89	233,044	481	0.83
Total interest-bearing deposits	721,237	1,231	0.68	551,352	731	0.53
Borrowed money	133,744	416	1.25	48,089	166	1.39
Total interest bearing liabilities	854,981	1,647	0.77%	599,441	897	0.60%
Noninterest-bearing deposits	149,418			127,051
Other liabilities	10,049			29,799
Total Liabilities	1,014,448			756,291
Shareholders’ equity	132,738			90,117
Total liabilities and shareholders’ equity	$1,147,186			$846,408
Net interest income (3)		$10,853			$7,259
Interest rate spread			3.75%			3.49%
Net interest margin (4)			3.97%			3.68%

(1)   Average balances and yields for securities are based on amortized cost.

(2)   Includes commercial and residential real estate construction.

(3)   The adjustment for securities and loans taxable equivalency amounted to $112 thousand and $111 thousand, respectively, for the three months ended June 30, 2015 and 2014.

(4)   Annualized net interest income as a percentage of earning assets.

	Six Months Ended June 30,
	2015			2014
(Dollars in thousands)	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
Assets:
Cash and Fed funds sold	$24,131	$28	0.24%	$55,672	$71	0.26%
Securities (1)	63,262	1,150	3.64	49,751	1,031	4.14
Loans:
Commercial real estate	555,277	13,603	4.87	329,700	8,051	4.86
Residential real estate	173,665	3,158	3.64	158,508	2,863	3.61
Construction (2)	67,979	1,596	4.67	45,854	1,045	4.53
Commercial business	147,568	3,791	5.11	98,087	2,408	4.88
Home equity	18,124	339	3.77	13,666	249	3.68
Consumer	2,641	64	4.85	610	27	8.80
Acquired Loan Portfolio Non accrual loans (net of mark)	3,037	104	6.93	3,466	344	20.03
Total loans	968,291	22,655	4.65	649,891	14,987	4.59
Federal Home Loan Bank stock	6,651	54	1.61	4,834	36	1.49
Total earning assets	1,062,335	23,887	4.47%	760,148	16,125	4.22%
Other assets	49,358			47,324
Total assets	$1,111,693			$807,472

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
NOW	$57,458	32	0.11%	$52,668	28	0.11%
Money market	235,595	605	0.52	172,859	346	0.40
Savings	91,003	278	0.62	100,240	151	0.30
Time	310,931	1,353	0.88	208,151	827	0.80
Total interest-bearing deposits	694,987	2,268	0.66	533,918	1,352	0.51
Borrowed money	127,053	757	1.20	48,901	259	1.07
Total interest bearing liabilities	822,040	3,025	0.74%	582,819	1,611	0.56%
Noninterest-bearing deposits	151,516			124,475
Other liabilities	6,355			20,265
Total Liabilities	979,911			727,559
Shareholders’ equity	131,782			79,913
Total liabilities and shareholders’ equity	$1,111,693			$807,472
Net interest income (3)		$20,862			$14,514
Interest rate spread			3.73%			3.66%
Net interest margin (4)			3.93%			3.82%

(1)   Average balances and yields for securities are based on amortized cost.

(2)   Includes commercial and residential real estate construction.

(3)   The adjustment for securities and loans taxable equivalency amounted to $228 thousand and $220 thousand, respectively, for the six months ended June 30, 2015 and 2014.

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

	Three Months Ended June 30, 2015 vs 2014 Increase (Decrease)			Six Months Ended June 30, 2015 vs 2014 Increase (Decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Cash and Fed funds sold	$(28)	$(5)	$(33)	$(37)	$(6)	$(43)
Securities	80	(50)	30	256	(137)	119
Loans:
Commercial real estate	3,112	135	3,247	5,526	26	5,552
Residential real estate	119	(8)	111	275	20	295
Construction	304	(16)	288	519	32	551
Commercial business	660	36	696	1,266	117	1,383
Home equity	47	-	47	83	7	90
Consumer	23	(8)	15	54	(17)	37
Acquired non accrual loans (net of mark)	(9)	(57)	(66)	(38)	(202)	(240)
Total loans	4,256	82	4,338	7,685	(17)	7,668
Federal Home Loan Bank stock	7	2	9	14	4	18
Total change in interest and dividend income	4,315	29	4,344	7,918	(156)	7,762
Interest expense:
Deposits:
NOW	2	-	2	3	1	4
Money market	78	79	157	145	114	259
Savings	7	117	124	(15)	142	127
Time	181	36	217	441	85	526
Total deposits	268	232	500	574	342	916
Borrowed money	268	(18)	250	462	36	498
Total change in interest expense	536	214	750	1,036	378	1,414
Change in net interest income	$3,779	$(185)	$3,594	$6,882	$(534)	$6,348

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

Under accounting standards for business combinations, acquired loans are recorded at fair value with no loan loss allowance on the date of acquisition. A provision for loan losses will be recorded for the emergence of new probable and estimable losses on acquired loans which were not impaired as of the acquisition date. As of and for the three and six months ended June 30, 2015, there was a $10 thousand provision or allowance for loan losses related to the loan portfolios that we acquired.

The provision for loan losses for the three months ended June 30, 2015 was $654 thousand compared to $70 thousand provision for loan losses for the three months ended June 30, 2014. The provision for loan losses for the six months ended June 30, 2015 was $1.4 million compared to $282 thousand provision for loan losses for the six months ended June 30, 2014. For further information, see sections titled Asset Quality and Allowance for Loan Losses.

Noninterest Income

The following tables compare noninterest income for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Change
(Dollars in thousands)	2015	2014	$	%
Gains and fees from sales of loans	$349	$213	$136	64%
Service charges and fees	233	143	90	63
Bank owned life insurance	185	86	99	115
Other	87	240	(153)	(64)
Total noninterest income	$854	$682	$172	25%

Noninterest income increased $172 thousand to $854 thousand for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, reflecting an increase in gains recorded on sales of loans. During the three months ended June 30, 2015, the Company recorded $349 thousand of gains on the sale of $4.0 million of loans. During the three months ended June 30, 2014, the Company recorded $213 thousand in gains on the sale of $2.2 million of loans. Service charges and fees increased $90 thousand from $143 thousand for the three months ended June 30, 2014 to $233 thousand for the three months ended June 30, 2015, primarily driven by increased service charges on checking accounts and increased ATM and debit card fees. The cash surrender value of bank owned life insurance increased by $99 thousand due to the purchase of an additional tranche of $12.5 million in the third quarter of 2014. Other income decreased $153 thousand from $240 thousand for the three months ended June 30, 2014 to $87 thousand for the three months ended June 30, 2015, primarily driven by gains recognized on the sale of acquired impaired loans for the three months ended June 30, 2014 and decreases in investment services income.

	Six Months Ended June 30,		Change
(Dollars in thousands)	2015	2014	$	%
Gains and fees from sales of loans	$438	$642	$(204)	(32)%
Service charges and fees	441	267	174	65
Bank owned life insurance	368	171	197	115
Gain on sale of foreclosed real estate, net	18	-	18	100
Other	187	372	(185)	(50)
Total noninterest income	$1,452	$1,452	$-	-%

Noninterest income remained flat at $1.5 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. During the six months ended June 30, 2015, the Company recorded $438 thousand of gains on the sale of $7.8 million of loans. During the six months ended June 30, 2014, the Company recorded $642 thousand in gains on the sale of $16.5 million of loans. Service charges and fees increased $174 thousand from $267 thousand for the six months ended June 30, 2014 to $441 thousand for the six months ended June 30, 2015, primarily driven by increased service charges on checking accounts and increased ATM and debit card fees. The cash surrender value of bank owned life insurance increased by $197 thousand due to the purchase of an additional tranche of $12.5 million in the third quarter of 2014. Other income decreased $185 thousand from $372 thousand for the six months ended June 30, 2014 to $187 thousand for the six months ended June 30, 2015, primarily driven by gains recognized on the sale of acquired impaired loans for the six months ended June 30, 2014 and decreases in investment services income.

Noninterest Expense

The following tables compare noninterest expense for the three and six months ended June 30, 2015, and 2014:

	Three Months Ended June 30,		Change
(Dollars in thousands)	2015	2014	$	%
Salaries and employee benefits	$4,057	$3,284	$773	24%
Occupancy and equipment	1,310	1,030	280	27
Data processing	405	300	105	35
Professional services	369	272	97	36
Marketing	271	218	53	24
FDIC insurance	163	107	56	52
Director fees	141	143	(2)	(1)
Amortization of intangibles	51	27	24	89
Foreclosed real estate	6	-	6	100
Merger and acquisition related expenses	-	122	(122)	(100)
Other	607	394	213	54
Total noninterest expense	$7,380	$5,897	$1,483	25%

Noninterest expense increased $1.5 million to $7.4 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase was primarily driven by a $773 thousand increase in salaries and employee benefits. The increase in salaries and employee benefits was driven by higher staffing levels, stock based compensation, medical costs and incentive accruals. Full time equivalent employees increased 25 employees from 104 full time equivalent employees at June 30, 2014 to 129 full time equivalent employees at June 30, 2015. In addition, the increase was driven by a $280 thousand increase in occupancy and equipment. The increase in occupancy and equipment was driven by increased costs associated with the addition of the two branches added as a result of the Quinnipiac Bank acquisition and the opening of a branch in Norwalk Connecticut.

	Six Months Ended June 30,		Change
(Dollars in thousands)	2015	2014	$	%
Salaries and employee benefits	$8,019	$6,625	$1,394	21%
Occupancy and equipment	2,659	2,096	563	27
Data processing	741	639	102	16
Professional services	694	641	53	8
Marketing	418	328	90	27
FDIC insurance	321	225	96	43
Director fees	289	282	7	2
Amortization of intangibles	102	54	48	89
Foreclosed real estate	10	12	(2)	(17)
Merger and acquisition related expenses	-	263	(263)	(100)
Other	1,097	774	323	42
Total noninterest expense	$14,350	$11,939	$2,411	20%

Noninterest expense increased $2.4 million to $14.4 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was primarily driven by a $1.4 million increase in salaries and employee benefits. The increase in salaries and employee benefits was driven by higher staffing levels, stock based compensation, medical costs and incentive accruals. In addition, the increase was driven by a $563 thousand increase in occupancy and equipment. The increase in occupancy and equipment was driven by increased costs associated with the addition of the two branches added as a result of the Quinnipiac Bank acquisition and the opening of a branch in Norwalk Connecticut.

Income Tax Expense

Income tax expense for the three months ended June 30, 2015 and 2014 totaled $1.3 million and $636 thousand, respectively. The effective tax rates for the three months ended June 30, 2015 and 2014 were 35.8%, and 34.1%, respectively. The increase in the effective tax rate is driven by fully taxable income increasing at a faster rate than tax-preferred or exempt income for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Income tax expense for the six months ended June 30, 2015 and 2014 totaled $2.2 million and $1.2 million, respectively. The effective tax rates for the six months ended June 30, 2015 and 2014 were 34.5%, and 33.3%, respectively. The increase in the effective tax rate is driven by fully taxable income increasing at a faster rate than tax-preferred or exempt income for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Financial Condition

Summary

At June 30, 2015, total assets were $1.2 billion, a $115.1 million, or 10.5%, increase over December 31, 2014. Total loans outstanding and total deposits totaled $1.0 billion and $951.6 million, respectively at June 30, 2015. Our credit quality remained strong, with nonperforming assets to total assets of 0.24% and the allowance for loan losses to total loans was 1.18%. Total shareholders’ equity at June 30, 2015 and December 31, 2014 was $133.7 million and $129.2 million, respectively. Tangible book value was $16.95 per share at June 30, 2015 compared to $16.35 per share at December 31, 2014.

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

Total loans before deferred loan fees and the allowance for loan losses were $1.0 billion at June 30, 2015, up by $107.4 million, or 11.6%, from December 31, 2014. Commercial real estate loans have experienced the most significant growth, up by $105.8 million.

The following table compares the composition of our loan portfolio for the dates indicated:

(In thousands)	June 30, 2015			December 31, 2014			Change
	Originated	Acquired	Total	Originated	Acquired	Total	Total
Real estate loans:
Residential	$172,541	$3,809	$176,350	$169,833	$5,198	$175,031	$1,319
Commercial	573,995	52,947	626,942	458,506	62,675	521,181	105,761
Construction	63,431	1,120	64,551	62,258	971	63,229	1,322
Home equity	8,526	8,312	16,838	10,226	7,940	18,166	(1,328)
	818,493	66,188	884,681	700,823	76,784	777,607	107,074
Commercial business	121,435	28,841	150,276	120,360	28,899	149,259	1,017
Consumer	293	1,942	2,235	243	2,653	2,896	(661)
Total loans	$940,221	$96,971	$1,037,192	$821,426	$108,336	$929,762	$107,430

Asset Quality

Asset quality metrics remained strong through the second quarter of 2015. Nonperforming assets totaled $2.9 million and represented 0.24% of total assets at June 30, 2015, compared to $4.3 million and 0.39% of total assets at December 31, 2014. Nonaccrual loans totaled $2.1 million at June 30, 2015, a decrease of $1.3 million compared to December 31, 2014. The balance of foreclosed real estate decreased $120 thousand and totaled $830 thousand at June 30, 2015 when compared to December 31, 2014.

The following table presents nonperforming assets and additional asset quality data for the dates indicated:

	At June 30, 2015			At December 31, 2014
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total
Nonaccrual loans:
Real estate loans:
Commercial	970	498	1,468	3,220	-	3,220
Home equity	-	240	240	-	-	-
Commercial business	231	155	386	142	-	142
Total non accrual loans	1,201	893	2,094	3,362	-	3,362
Property acquired through foreclosure or repossession, net	-	830	830	-	950	950
Total nonperforming assets	$1,201	$1,723	$2,924	$3,362	$950	$4,312

Nonperforming assets to total assets	0.10%	0.14%	0.24%	0.31%	0.09%	0.39%
Nonaccrual loans to total loans	0.13%	0.92%	0.20%	0.41%	0.00%	0.36%
Total past due loans to total loans	0.44%	4.88%	0.85%	0.42%	4.23%	0.86%
Accruing loans 90 days or more past due	$-	$1,479	$1,479	$216	$1,782	$1,998

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

At June 30, 2015, our allowance for loan losses was $12.2 million and represented 1.18% of total loans, compared to $10.9 million, or 1.17% of total loans, at December 31, 2014. The net increase in the allowance primarily reflects a provision of $1.4 million. The carrying amount of total impaired loans at June 30, 2015 and December 31, 2014 was $8.9 million and $8.3 million, respectively and the amount of related allowance totaled $37 thousand and $33 thousand, respectively. At June 30, 2015 impaired loans consisted of 1 residential real estate loan, 5 commercial real estate loans, 3 home equity loans, 10 commercial business loans and 2 consumer loans and at December 31, 2014 impaired loans consisted of 8 commercial business loans, 5 commercial real estate loans, 1 residential real estate loan and 1 home equity loan.

The following tables present the activity in our allowance for loan losses and related ratios for the dates indicated, and include both originated and acquired allowance activity:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Balance at beginning of period	$11,596	$8,603	$10,860	$8,382
Charge-offs:
Construction	-	(100)	-	(100)
Commercial business	(15)	-	(15)	-
Consumer	(6)	(1)	(6)	(1)
Total charge-offs	(21)	(101)	(21)	(101)
Recoveries:
Consumer	1	413	4	422
Total recoveries	1	413	4	422
Net (recoveries) charge-offs	20	(312)	17	(321)
Provision charged to earnings	654	70	1,387	282
Balance at end of period	$12,230	$8,985	$12,230	$8,985
Net charge-offs (recoveries) to average loans	0.00%	(0.05)%	0.00%	(0.05)%
Allowance for loan losses to total loans	1.18%	1.32%	1.18%	1.32%

The following tables present the allocation of the allowance for loan losses and the percentage of these loans to total loans for the dates indicated:

	At June 30, 2015		At December 31, 2014
(Dollars in thousands)	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
Residential real estate	$1,454	17.00%	$1,431	18.83%
Commercial real estate	6,832	60.45	5,480	56.06
Construction	1,138	6.22	1,102	6.80
Home equity	169	1.62	205	1.95
Commercial business	2,628	14.49	2,638	16.05
Consumer	9	0.22	4	0.31
Unallocated	-	-	-	-
Total allowance for loan losses	$12,230	100.00%	$10,860	100.00%

The allocation of the allowance for loan losses at June 30, 2015 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the allowance for loan losses at June 30, 2015 is appropriate to cover probable losses.

Investment Securities

At June 30, 2015, the carrying value of our investment securities portfolio totaled $58.2 million and represented 5% of total assets, compared to $76.5 million and 7% of total assets at December 31, 2014. The decrease of $18.3 million, or 24%, primarily reflects early calls and scheduled maturities of U.S. Government agency obligations. We purchase investment grade securities with a focus on earnings, duration exposure and for use as collateral for public funds. There were no purchases or sales of available-for-sale investment securities during the first and second quarter of 2015.

The net unrealized gain position on our investment portfolio at June 30, 2015 and December 31, 2014 was $0.6 million and $1.1 million, respectively and included gross unrealized losses of $465 thousand and $290 thousand, respectively. The gross unrealized losses were concentrated in U.S. Government, agency obligations and State agency and municipal obligations, mainly reflecting interest rate fluctuation since date of purchase. At June 30, 2015, we determined that all unrealized losses are temporary.

Sources of Funds

Total deposits were $951.6 million at June 30, 2015, an increase of $116.1 million, from the balance at December 31, 2014 primarily reflecting increases in certificates of deposits and money market accounts. Certificates of deposit increased $39.5 million from $308.5 million at December 31, 2014 to $348.0 million at June 30, 2015. Money markets increased $54.3 million from $216.2 million at December 31, 2014 to $270.5 million at June 30, 2015. Brokered deposits totaled $73.0 million at June 30, 2015 and represent customer money reciprocal deposits for customers that desire FDIC protection and one way CDARS. Brokered deposits are utilized as an additional source of funding.

We utilize advances from the Federal Home Loan Bank of Boston, or FHLBB, as part of our overall funding strategy and to meet short-term liquidity needs. Total FHLBB advances were $124.0 million at June 30, 2015 compared to $129.0 million at December 31, 2014. The decrease of $5.0 million, or 4%, reflects normal operating fluctuation in our borrowings.

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

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of June 30, 2015, the Company had cash and cash equivalents of $75.6 million and available-for-sale securities of $46.9 million. At June 30, 2015, outstanding commitments to originate loans totaled $59.9 million and undisbursed funds from approved lines of credit, home equity lines of credit and secured commercial lines of credit totaled $120.1 million. Time deposits scheduled to mature in one year or less at June 30, 2015 totaled $224.0 million. Historically, the Company’s deposit flow history has been that a significant portion of such deposits remain with the Company.

Capital Resources

Total shareholders’ equity was $133.7 million at June 30, 2015 compared to $129.2 million at December 31, 2014. The increase of $4.5 million primarily reflected net income of $4.2 million for the six months ended June 30, 2015. The ratio of total equity to total assets was 11.0% at June 30, 2015, which compares to 11.8% at December 31, 2014.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At June 30, 2015, the Bank, met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At June 30, 2015, the Bank’s ratio of total common equity tier 1 capital to risk-weighted assets was 11.44%, total capital to risk-weighted assets was 12.59%, Tier 1 capital to risk-weighted assets was 11.44% and Tier 1 capital to average assets was 10.71%.

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

We use two sets of standard scenarios to measure net interest income at risk; Parallel Ramp and Parallel Shock. For the Parallel Ramp scenario, rate changes are ramped over a twelve-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. The Parallel Shock scenario assumes instantaneous parallel movements in the yield curve compared to the current yield curve. Simulation analysis involves projecting a future balance sheet structure and interest income and expense under the various rate scenarios. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net income at risk for the subsequent one-year period should not decline by more than: 6% for a 100 basis point shift; 12% for a 200 basis point shift and 18% for a 300 basis point shift.

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning June 30, 2015 and December 31, 2014:

Parallel Ramp	Estimated Percent Change in Net Interest Income
Rate Changes (basis points)	June 30, 2015	December 31, 2014
-100	(1.00)%	(0.95)%
+200	(4.63)	(4.00)

Parallel Shock	Estimated Percent Change in Net Interest Income
Rate Changes (basis points)	June 30, 2015	December 31, 2014
-100	(2.88)%	(3.26)%
+100	(3.82)	(3.07)
+200	(6.54)	(5.61)
+300	(9.96)	(9.00)

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

Economic value of equity at risk is calculated by estimating the net present value of all future cash flows across various parallel shock scenarios based on existing assets and liabilities compared to current interest rates. The base case scenario assumes that current interest rates remain unchanged in the future.

The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:

	Estimated Percent Change in Economic Value of Equity
Rate Changes (basis points)	June 30, 2015	December 31, 2014
-100	(3.10)%	(0.50)%
+100	(7.00)	(8.50)
+200	(15.60)	(18.20)
+300	(23.00)	(26.90)

The interest rate risk position remains liability sensitive. The sensitivity has increased this quarter primarily due to rate sensitive savings inflows as well as subsequent activity of replacing $25 million of one way brokered certificate of deposits with floating rate brokered accounts. The Bank remains within all internally established policies for interest rate risk and the economic value of equity calculation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

31.1	Certification of Christopher R. Gruseke pursuant to Rule 13a-14(a)

31.2	Certification of Ernest J. Verrico, Sr. pursuant to Rule 13a-14(a)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Bankwell Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statement of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankwell Financial Group, Inc.

Date: August 10, 2015	/s/ Christopher R. Gruseke
Christopher R. Gruseke
President and Chief Executive Officer

Date: August 10, 2015	/s/ Ernest J. Verrico, Sr.
Ernest J. Verrico, Sr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

