Form 10-Q
period 2015-09-30
Bankwell Financial Group, Inc.
filed 2015-11-09
CIK 1505732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015, there were 7,301,785 shares of the registrant’s common stock outstanding.

Bankwell Financial Group, Inc.

Form 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Bankwell Financial Group, Inc.

Consolidated Balance Sheets - (unaudited)

(Dollars in thousands, except share data)

	September 30,	December 31,
	2015	2014

ASSETS
Cash and due from banks	$86,830	$48,559
Held to maturity investment securities, at amortized cost	11,282	11,454
Available for sale investment securities, at fair value	45,023	65,009
Loans held for sale	252	586
Loans receivable (net of allowance for loan losses of $13,720 at September 30, 2015 and $10,860 at December 31, 2014)	1,108,439	915,981
Foreclosed real estate	1,328	950
Accrued interest receivable	3,831	3,323
Federal Home Loan Bank stock, at cost	6,918	6,109
Premises and equipment, net	11,505	11,910
Bank-owned life insurance	23,578	23,028
Goodwill	2,589	2,589
Other intangible assets	694	848
Deferred income taxes, net	8,604	7,156
Other assets	2,472	2,029
Total assets	$1,313,345	$1,099,531

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$148,732	$166,030
Interest bearing deposits	876,957	669,409
Total deposits	1,025,689	835,439

Advances from the Federal Home Loan Bank	120,000	129,000
Subordinated debentures	25,037	-
Accrued expenses and other liabilities	6,831	5,882
Total liabilities	1,177,557	970,321

Commitments and Contingencies	-	-

Shareholders' equity
Preferred stock, senior noncumulative perpetual, Series C, no par; 10,980 shares issued at September 30, 2015 and December 31, 2014, respectively; liquidation value of $1,000 per share	10,980	10,980
Common stock, no par value; 10,000,000 shares authorized, 7,252,429 and 7,185,482 shares issued at September 30, 2015 and December 31, 2014, respectively	108,319	107,265
Retained earnings	16,764	10,434
Accumulated other comprehensive (loss) income	(275)	531
Total shareholders' equity	135,788	129,210

Total liabilities and shareholders' equity	$1,313,345	$1,099,531

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

Consolidated Statements of Income – (unaudited)

(Dollars in thousands, except per share amounts

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Interest and dividend income
Interest and fees on loans	$12,662	$8,054	$35,315	$23,040
Interest and dividends on securities	491	569	1,469	1,417
Interest on cash and cash equivalents	33	45	62	116
Total interest income	13,186	8,668	36,846	24,573

Interest expense
Interest expense on deposits	1,637	905	3,905	2,257
Interest on borrowings	632	168	1,389	427
Total interest expense	2,269	1,073	5,294	2,684

Net interest income	10,917	7,595	31,552	21,889

Provision for loan losses	1,489	566	2,876	847

Net interest income after provision for loan losses	9,428	7,029	28,676	21,042

Noninterest income
Gains and fees from sales of loans	447	366	885	1,008
Service charges and fees	234	153	675	420
Bank owned life insurance	182	135	549	305
Other	348	103	535	475
Total noninterest income	1,211	757	2,644	2,208

Noninterest expense
Salaries and employee benefits	3,798	2,786	11,817	9,412
Occupancy and equipment	1,370	1,066	4,029	3,162
Data processing	416	314	1,157	949
Professional services	339	394	1,033	1,035
Marketing	288	135	707	463
FDIC insurance	166	120	487	345
Director fees	136	177	424	460
Foreclosed real estate	81	9	73	21
Amortization of intangibles	51	27	153	80
Merger and acquisition related expenses	-	145	-	408
Other	513	357	1,610	1,134
Total noninterest expense	7,158	5,530	21,490	17,469
Income before income tax expense	3,481	2,256	9,830	5,781
Income tax expense	1,228	765	3,418	1,940
Net income	$2,253	$1,491	$6,412	$3,841
Net income attributable to common shareholders	$2,226	$1,464	$6,330	$3,759

Earnings Per Common Share:
Basic	$0.31	$0.22	$0.88	$0.72
Diluted	$0.31	0.22	$0.87	0.72

Weighted Average Common Shares Outstanding:
Basic	7,044,586	6,483,210	7,038,517	5,099,325
Diluted	7,059,117	6,501,984	7,057,450	5,124,261

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

Consolidated Statements of Comprehensive Income – (unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$2,253	$1,491	$6,412	$3,841
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available for sale securities	190	(253)	(262)	180
Reclassification adjustment for (gain) loss realized in net income	-	-	-	-
Net change in unrealized gain (loss)	190	(253)	(262)	180
Income tax (expense) benefit	(74)	99	102	(70)
Unrealized gains (losses) on securities, net of tax	116	(154)	(160)	110
Unrealized (losses) gains on interest rate swaps:
Unrealized (losses) gains on interest rate swaps designated as cash flow hedge	(826)	218	(1,058)	111
Income tax benefit (expense)	322	(85)	412	(43)
Unrealized (losses) gains on interest rate swap, net of tax	(504)	133	(646)	68
Total other comprehensive (loss) income	(388)	(21)	(806)	178
Comprehensive income	$1,865	$1,470	$5,606	$4,019

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

Consolidated Statements of Shareholders' Equity – (unaudited)

(In thousands, except share data)

					Accumulated
	Number of				Other
	Outstanding	Preferred	Common	Retained	Comprehensive
	Shares	Stock	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2014	7,185,482	$10,980	$107,265	$10,434	$531	$129,210
Net income	-	-	-	6,412	-	6,412
Other comprehensive loss, net of tax	-	-	-	-	(806)	(806)
Preferred stock cash dividends	-	-	-	(82)	-	(82)
Stock-based compensation expense	-	-	796	-	-	796
Forfeitures of restricted stock	(2,623)	-	-	-	-	-
Issuance of restricted stock	51,800	-	-	-	-	-
Stock options exercised	17,770	-	258	-	-	258
Balance at September 30, 2015	7,252,429	$10,980	$108,319	$16,764	$(275)	$135,788

					Accumulated
	Number of				Other
	Outstanding	Preferred	Common	Retained	Comprehensive
	Shares	Stock	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2013	3,876,393	$10,980	$52,105	$5,976	$424	$69,485
Net income	-	-	-	3,841	-	3,841
Other comprehensive income, net of tax	-	-	-	-	178	178
Preferred stock cash dividends	-	-	-	(82)	-	(82)
Stock-based compensation expense	-	-	164	-	-	164
Forfeitures of restricted stock	(49,916)	-	-	-	-	-
Issuance of restricted stock	10,510	-	-	-	-	-
Stock options exercised	20,305	-	207	-	-	207
Issuance of 2,702,703 shares, net of expenses	2,702,703	-	44,704	-	-	44,704
Balance at September 30, 2014	6,559,995	$10,980	$97,180	$9,735	$602	$118,497

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

Consolidated Statements of Cash Flows – (unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities
Net income	$6,412	$3,841
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on investment securities	89	82
Provision for loan losses	2,876	847
Provision for deferred taxes	(1,074)	(213)
Depreciation and amortization	1,256	835
Increase in cash surrender value of bank-owned life insurance	(549)	(305)
Loan principal sold	(13,082)	(22,465)
Proceeds from sales of loans	14,301	23,572
Net gain on sales of loans	(885)	(1,008)
Equity-based compensation	796	164
Net accretion of purchase accounting adjustments	(104)	(352)
Loss on sale and write-downs of foreclosed real estate	104	-
Net change in:
Deferred loan fees	612	583
Accrued interest receivable	(508)	(311)
Other assets	(1,054)	(3,524)
Accrued expenses and other liabilities	949	167
Net cash provided by operating activities	10,139	1,913

Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	1,612	3,307
Proceeds from principal repayments on held to maturity securities	165	2,308
Net proceeds from sales and calls of available for sale securities	18,030	1,620
Purchases of available for sale securities	-	(43,763)
Purchase of bank-owned life insurance	-	(12,500)
Net increase in loans	(196,984)	(109,323)
Purchases of premises and equipment	(851)	(1,562)
Purchase of Federal Home Loan Bank stock	(809)	-
Proceeds from sale of foreclosed real estate	400	-
Net cash used by investing activities	(178,437)	(159,913)

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Cash Flows- (Continued)

(In thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from financing activities
Net change in time certificates of deposit	$119,805	$38,569
Net change in other deposits	70,551	(4,845)
Increase in subordinated debt	25,037	-
Net change in FHLB advances	(9,000)	33,000
Proceeds from issuance of common stock	-	44,704
Proceeds from exercise of options	258	207
Dividends paid on preferred stock	(82)	(82)
Net cash provided by financing activities	206,569	111,553
Net increase (decrease) in cash and cash equivalents	38,271	(46,447)
Cash and cash equivalents:
Beginning of year	48,559	82,013
End of period	$86,830	$35,566
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$4,825	$2,742
Income taxes	5,076	450
Noncash investing and financing activities
Loans transferred to foreclosed real estate	$883	$-

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

1.	Nature of Operations and Summary of Significant Accounting Policies

Bankwell Financial Group, Inc. (the “Company” or “Bankwell”) is a bank holding company headquartered in New Canaan, Connecticut. The Company offers a broad range of financial services through its banking subsidiary, Bankwell Bank (the “Bank”). The Bank was originally chartered as two separate banks, The Bank of New Canaan (“BNC”) and The Bank of Fairfield (“TBF”). In September 2013, BNC and TBF were merged and rebranded as “Bankwell Bank.” In November 2013, the Bank acquired The Wilton Bank (“Wilton”), which added one branch and approximately $25.1 million in loans and $64.2 million in deposits. In October 2014, the Bank acquired Quinnipiac Bank and Trust Company (“Quinnipiac”) which added two branches and approximately $97.8 million in loans and $100.6 million in deposits.

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

Significant concentrations of credit risk

Most of the Company's activities are with customers located within Fairfield and New Haven Counties and the surrounding region of Connecticut, and declines in property values in these areas could significantly impact the Company. The Company has significant concentrations in commercial real estate loans. Management does not believe they present any special risk. The Company does not have any significant concentrations in any one industry or customer.

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

ASU No. 2014-01 - Investments - Equity Method and Joint Ventures (Topic 323) - "Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)." The ASU permits an entity to make an accounting policy election to account for its investment in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportionate amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The decision to apply the proportionate amortization method of accounting should be applied consistently to all qualifying affordable housing project investments. A reporting entity that uses the effective yield or other method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply such method to those preexisting investments. The amendments were effective for the Company as of January 1, 2015. This ASU did not impact the Company’s financial statements and the Company does not expect the application of this guidance will have a material impact on the Company's financial statements in the future.

ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)." The ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar agreement. In addition, the amendments require disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure in accordance with local requirements of the applicable jurisdiction. An entity can elect to adopt the amendments using either a modified retrospective method or a prospective transition method. The amendments were effective for the Company as of January 1, 2015. This ASU did not impact the Company’s financial statements and the Company does not expect the application of this guidance will have a material impact on the Company's financial statements in the future.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606). The ASU establishes a single comprehensive model for an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, and will supersede nearly all existing revenue recognition guidance, to clarify and converge revenue recognition principles under US GAAP and IFRS. The update outlines five steps to recognizing revenue: (i) identify the contracts with the customer; (ii) identify the separate performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the separate performance obligations; (v) recognize revenue when each performance obligation is satisfied. The update requires more comprehensive disclosures, relating to quantitative and qualitative information for amounts, timing, the nature and uncertainty of revenue, and cash flows arising from contracts with customers, which will mainly impact construction and high-tech industries. The most significant potential impact to banking entities relates to less prescriptive derecognition requirements on the sale of OREO property. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Accordingly, the amendments are effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted for annual and interim reporting periods beginning after December 15, 2016. An entity may elect either a full retrospective or a modified retrospective application. The Company does not expect the application of this guidance to have a material impact on the Company's financial statements.

ASU No. 2014-12, Compensation-Stock Compensation (Topic 718) - “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force).” The ASU provides explicit guidance to account for a performance target that could be achieved after the requisite service period as a performance condition. For awards within the scope of this Update, the Task Force decided that an entity should apply existing guidance in Topic 718 as it relates to share-based payments with performance conditions that affect vesting. Consistent with that guidance, performance conditions that affect vesting should not be reflected in estimating the fair value of an award at the grant date. Compensation cost should be recognized when it is probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The amendments are effective for annual and interim periods beginning after December 15, 2015. The Company does not expect the application of this guidance to have a material impact on the Company's financial statements.

ASU No. 2014-14, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40) - "Classification of Certain Government-Guaranteed Residential Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)." The ASU has been issued to reduce diversity in practice in the classification of foreclosed residential mortgage loans held by creditors that are fully guaranteed under certain government programs, including the Federal Housing Administration guarantees. A residential mortgage loan would be derecognized and a separate other receivable would be recognized upon foreclosure if the loan has both of the following characteristics: (i) the loan has a government guarantee that is not separable from the loan before foreclosure entitling the creditor to the full unpaid principal balance of the loan; and (ii) at the time of foreclosure, the creditor has the intent to make a claim on the guarantee and the ability to recover the full unpaid principal balance of the loan through the guarantee. Notably, upon foreclosure, the separate other receivable would be measured based on the current amount of the loan balance expected to be recovered under the guarantee. The amendments were effective for the Company as of January 1, 2015. This ASU did not impact the Company’s financial statements and the Company does not expect the application of this guidance will have a material impact on the Company's financial statements in the future.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

ASU No. 2014-17, Business Combinations (Topic 805) – "Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force)." Current generally accepted accounting principles (GAAP) offer limited guidance for determining whether and at what threshold an acquiree (acquired entity) can reflect the acquirer’s accounting and reporting basis (pushdown accounting) in its separate financial statements. The objective of this ASU is to provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements. The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this ASU were effective for the Company on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. This ASU did not impact the Company’s financial statements and the Company does not expect the application of this guidance will have a material impact on the Company's financial statements in the future.

ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20) – “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. Under this ASU, separate, net-of-tax presentation (and corresponding earnings per share impact) will no longer be allowed. The existing requirement to separately present items that are of an unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained. The new guidance also requires similar separate presentation of items that are both unusual and infrequent. The standard is effective for both public and private companies for periods beginning after December 15, 2015. Early adoption is permitted, but only as of the beginning of the fiscal year of adoption. Upon adoption, a reporting entity may elect prospective or retrospective application. If adopted prospectively, both the nature and amount of any subsequent adjustments to previously reported extraordinary items must be disclosed. The Company does not expect the application of this guidance will have a material impact on the Company's financial statements.

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

ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-20) – “Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Company elected to early adopt the provisions of ASU 2015-03 upon issuance of its subordinated debentures on August 19, 2015 and record $0.5 million of debt issuance costs incurred as a direct deduction from the debt liability.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

ASU No. 2015-16, Business Combinations (Topic 805) – “Simplifying the Accounting for Measurement-Period Adjustments.” This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not expect the application of this guidance to have a material impact on the Company's financial statements.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

2.	Investment Securities

The amortized cost, gross unrealized gains and losses and fair values of available for sale and held to maturity securities at September 30, 2015 were as follows:

`	September 30, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Due in less than one year	$499	$2	$-	$501
Due from one through five years	5,199	4	(4)	5,199
Due from five through ten years	1,729	18	(11)	1,736
Due after ten years	798	1	(13)	786
	8,225	25	(28)	8,222

State agency and municipal obligations
Due from one through five years	521	42	-	563
Due from five through ten years	9,501	321	(330)	9,492
Due after ten years	7,046	381	(21)	7,406
	17,068	744	(351)	17,461

Corporate bonds
Due in less than one year	2,999	1	-	3,000
Due from one through five years	8,210	256	-	8,466
Due from five through ten years	3,069	33	-	3,102
	14,278	290	-	14,568

Government-sponsored mortgage backed securities
Due from one through five years	77	-	-	77
Due after ten years	4,581	120	(6)	4,695
	4,658	120	(6)	4,772

Total available for sale securities	$44,229	$1,179	$(385)	$45,023

Held to maturity securities:
U.S. Government and agency obligations
Due in less than one year	$1,002	$-	$-	$1,002
State agency and municipal obligations
Due after ten years	9,064	-	-	9,064
Corporate bonds
Due from five through ten years	1,000	-	(5)	995
Government-sponsored mortgage backed securities
Due after ten years	216	24	-	240
Total held to maturity securities	$11,282	$24	$(5)	$11,301

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

There were no sales of, or realized gains or losses on investment securities during the three and nine months ended September 30, 2015 and 2014.

At September 30, 2015 and December 31, 2014, securities with approximate fair values of $6.0 million and $5.9 million were pledged as collateral for public deposits, respectively.

The following table provides information regarding investment securities with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
			(In thousands)
September 30, 2015
U.S. Government and agency obligations	$1,296	$(3)	$2,374	$(25)	$3,670	$(28)
State agency and municipal obligations	1,439	(350)	-	-	1,439	(350)
Corporate bonds	-	-	995	(5)	995	(5)
Government-sponsored mortgage backed securities	458	(4)	246	(3)	704	(7)
Total investment securities	$3,193	$(357)	$3,615	$(33)	$6,808	$(390)

December 31, 2014
U.S. Government and agency obligations	$4,515	$(56)	$5,878	$(120)	$10,393	$(176)
State agency and municipal obligations	1,771	(52)	-	-	1,771	(52)
Corporate bonds	6,783	(40)	995	(5)	7,778	(45)
Government-sponsored mortgage backed securities	1,406	(17)	-	-	1,406	(17)
Total investment securities	$14,475	$(165)	$6,873	$(125)	$21,348	$(290)

There were 22 and 42 investment securities as of September 30, 2015 and December 31 2014, respectively, in which the fair value of the security was less than the amortized cost of the security.

The U.S. Government and agency obligations owned are either direct obligations of the U.S. Government or are issued by one of the shareholder-owned corporations chartered by the U.S. Government and therefore the contractual cash flows are guaranteed and as a result the unrealized losses in this portfolio are not considered other than temporarily impaired.

The Company continually monitors its municipal bond and corporate bond portfolios and at this time these portfolios have minimal default risk because corporate and municipal bonds are all rated above investment grade except for one municipal bond with a face value of $1.0 million that is rated two notches below investment grade. The Company has determined that all unrealized losses on all securities that are investment grade are not other than temporarily impaired. The Company has determined that the unrealized loss on the municipal bond that is below investment grade is not other than temporarily impaired because payments are backed by a senior lien position on cash receipts from sales tax revenue with a strong debt service coverage of over 5.0x. As such, there is no concern in terms of whether there will be enough sales tax revenue in the future to continue to receive all principal and interest payments.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

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

The following table sets forth a summary of the loan portfolio at September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total

Real estate loans:
Residential	$168,830	$2,932	$171,762	$169,833	$5,198	$175,031
Commercial	632,410	51,673	684,083	458,506	62,675	521,181
Construction	83,986	1,007	84,993	62,258	971	63,229
Home equity	8,915	7,365	16,280	10,226	7,940	18,166
	894,141	62,977	957,118	700,823	76,784	777,607

Commercial business	138,621	28,021	166,642	120,360	28,899	149,259

Consumer	30	1,909	1,939	243	2,653	2,896
Total loans	1,032,792	92,907	1,125,699	821,426	108,336	929,762

Allowance for loan losses	(13,675)	(45)	(13,720)	(10,860)	-	(10,860)
Deferred loan origination fees, net	(3,549)	-	(3,549)	(2,937)	-	(2,937)
Unamortized loan premiums	9	-	9	16	-	16
Loans receivable, net	$1,015,577	$92,862	$1,108,439	$807,645	$108,336	$915,981

Lending activities are conducted principally in the Fairfield and New Haven county regions of Connecticut, and consist of residential and commercial real estate loans, commercial business loans and a variety of consumer loans. Loans may also be granted for the construction of residential homes and commercial properties. All residential and commercial mortgage loans are typically collateralized by first or second mortgages on real estate.

Certain acquired loans were determined to have evidence of credit deterioration at the acquisition date. Such loans are accounted for in accordance with ASC 310-30.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following tables summarize activity in the accretable yields for the acquired loan portfolio that falls under the purview of ASC 310-30:

(In thousands)	Three Months Ended September 30,
	2015	2014
Balance at beginning of period	$1,134	$817
Acquisition	-	-
Accretion	(21)	(81)
Other (a)	(145)	-
Balance at end of period	$968	$736

a)	Represents changes in cash flows expected to be collected due to loan sales or payoffs.

(In thousands)	Nine Months Ended September 30,
	2015	2014
Balance at beginning of period	$1,382	$1,418
Acquisition	-	-
Accretion	(137)	(338)
Other (a)	(277)	(344)
Balance at end of period	$968	$736

a)	Represents changes in cash flows expected to be collected due to loan sales or payoffs.

Risk management

The Company has established credit policies applicable to each type of lending activity in which it engages. The Company evaluates the creditworthiness of each customer and, in most cases, extends credit of up to 80% of the market value of the collateral, depending on the borrowers' creditworthiness and the type of collateral. The market value of collateral is monitored on an ongoing basis. Real estate is the primary form of collateral. Other important forms of collateral are business assets, time deposits and marketable securities. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment to be based on the borrower's ability to generate continuing cash flows. The Company’s policy for residential lending allows that, generally, the amount of the loan may not exceed 80% of the original appraised value of the property. In certain situations, the amount may be up to 90-95% LTV either with private mortgage insurance being required for that portion of the residential loan in excess of 80% of the appraised value of the property or where secondary financing is provided by a housing authority program second mortgage, a community’s low/moderate income housing program, a religious or civic organization. Private mortgage insurance is required for that portion of the residential first mortgage loan in excess of 80% of the appraised value of the property.

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

The Company's loan portfolio is segregated into the following portfolio segments:

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

Home Equity: This portfolio segment primarily includes home equity loans and home equity lines of credit secured by owner occupied one-to four-family residential properties. Loans of this type are written at a combined maximum of 80% of the appraised value of the property and the Company requires a first or second lien position on the property. These loans can be affected by economic conditions and the values of the underlying properties.

Commercial Business: This portfolio segment includes commercial business loans secured by assignments of corporate assets and personal guarantees of the business owners. Commercial business loans generally have higher interest rates and shorter terms than other loans, but they also may involve higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower's business.

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Allowance for loan losses

The following tables set forth the activity in the Company’s allowance for loan losses for the three and nine months ended September 30, 2015 and 2014, by portfolio segment:

	Residential	Commercial		Home	Commercial
	Real Estate	Real Estate	Construction	Equity	Business	Consumer	Unallocated	Total
				(In thousands)
Three Months Ended September 30, 2015
Originated
Beginning balance	$1,454	$6,832	$1,138	$169	$2,618	$9	$-	$12,220
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	1	-	1
Provisions	(40)	722	399	11	369	(7)	-	1,454
Ending balance	$1,414	$7,554	$1,537	$180	$2,987	$3	$-	$13,675

Acquired
Beginning balance	$-	$-	$-	$-	$10	$-	$-	$10
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	-	10	-	-	20	5	-	35
Ending balance	$-	$10	$-	$-	$30	$5	$-	$35

Total
Beginning balance	$1,454	$6,832	$1,138	$169	$2,628	$9	$-	$12,230
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	1	-	1
Provisions	(40)	732	399	11	389	(2)	-	1,489
Ending balance	$1,414	$7,564	$1,537	$180	$3,017	$8	$-	$13,720

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Residential	Commercial		Home	Commercial
	Real Estate	Real Estate	Construction	Equity	Business	Consumer	Unallocated	Total
				(In thousands)
Three Months Ended September 30, 2014
Originated
Beginning balance	$1,392	$4,024	$776	$188	$2,291	$6	$307	$8,984
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	1	-	1
Provisions	19	637	115	3	100	-	(307)	567
Ending balance	$1,411	$4,661	$891	$191	$2,391	$7	$-	$9,552

Acquired
Beginning balance	$-	$-	$-	$-	$1	$-	$-	$1
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	-	-	-	-	(1)	-	-	(1)
Ending balance	$-	$-	$-	$-	$-	$-	$-	$-

Total
Beginning balance	$1,392	$4,024	$776	$188	$2,292	$6	$307	$8,985
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	1	-	1
Provisions	19	637	115	3	99	-	(307)	566
Ending balance	$1,411	$4,661	$891	$191	$2,391	$7	$-	$9,552

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Residential	Commercial		Home	Commercial
	Real Estate	Real Estate	Construction	Equity	Business	Consumer	Unallocated	Total
				(In thousands)
Nine Months Ended September 30, 2015
Originated
Beginning balance	$1,431	$5,480	$1,102	$205	$2,638	$4	$-	$10,860
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	1	-	1
Provisions	(17)	2,074	435	(25)	349	(2)	-	2,814
Ending balance	$1,414	$7,554	$1,537	$180	$2,987	$3	$-	$13,675

Acquired
Beginning balance	$-	$-	$-	$-	$-	$-	$-	$-
Charge-offs	-	-	-	-	(15)	(6)	-	(21)
Recoveries	-	-	-	-	-	4	-	4
Provisions	-	10	-	-	45	7	-	62
Ending balance	$-	$10	$-	$-	$30	$5	$-	$45

Total
Beginning balance	$1,431	$5,480	$1,102	$205	$2,638	$4	$-	$10,860
Charge-offs	-	-	-	-	(15)	(6)	-	(21)
Recoveries	-	-	-	-	-	5	-	5
Provisions	(17)	2,084	435	(25)	394	5	-	2,876
Ending balance	$1,414	$7,564	$1,537	$180	$3,017	$8	$-	$13,720

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Residential	Commercial		Home	Commercial
	Real Estate	Real Estate	Construction	Equity	Business	Consumer	Unallocated	Total
				(In thousands)
Nine Months Ended September 30, 2014
Originated
Beginning balance	$1,310	$3,616	$1,032	$190	$2,225	$9	$-	$8,382
Charge-offs	-	-	-	-	-	(1)	-	(1)
Recoveries	-	-	-	-	-	424	-	424
Provisions	101	1,045	(141)	1	166	(425)	-	747
Ending balance	$1,411	$4,661	$891	$191	$2,391	$7	$-	$9,552

Acquired
Beginning balance	$-	$-	$-	$-	$-	$-	$-	$-
Charge-offs	-	-	(100)	-	-	-	-	(100)
Recoveries	-	-	-	-	-	-	-	-
Provisions	-	-	100	-	-	-	-	100
Ending balance	$-	$-	$-	$-	$-	$-	$-	$-

Total
Beginning balance	$1,310	$3,616	$1,032	$190	$2,225	$9	$-	$8,382
Charge-offs	-	-	(100)	-	-	(1)	-	(101)
Recoveries	-	-	-	-	-	424	-	424
Provisions	101	1,045	(41)	1	166	(425)	-	847
Ending balance	$1,411	$4,661	$891	$191	$2,391	$7	$-	$9,552

With respect to the originated portfolio, the allocation to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following tables are a summary, by portfolio segment and impairment methodology, of the allowance for loan losses and related portfolio balances at September 30, 2015 and December 31, 2014:

	Originated Loans		Acquired Loans		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
			(In thousands)
September 30, 2015
Loans individually evaluated for impairment:
Residential real estate	$864	$2	$-	$-	$864	$2
Commercial real estate	4,743	22	633	10	5,376	32
Home equity	426	7	198	-	624	7
Commercial business	1,603	8	1,108	24	2,711	32
Consumer	-	-	5	5	5	5
Subtotal	7,636	39	1,944	39	9,580	78
Loans collectively evaluated for impairment:
Residential real estate	167,966	1,412	2,932	-	170,898	1,412
Commercial real estate	627,667	7,532	51,040	-	678,707	7,532
Construction	83,986	1,537	1,007	-	84,993	1,537
Home equity	8,489	173	7,167	-	15,656	173
Commercial business	137,018	2,979	26,913	6	163,931	2,985
Consumer	30	3	1,904	-	1,934	3
Subtotal	1,025,156	13,636	90,963	6	1,116,119	13,642

Total	$1,032,792	$13,675	$92,907	$45	$1,125,699	$13,720

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Originated Loans		Acquired Loans		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
			(In thousands)
December 31, 2014
Loans individually evaluated for impairment:
Residential real estate	$864	$-	$-	$-	$864	$-
Commercial real estate	4,996	23	-	-	4,996	23
Home equity	91	-	-	-	91	-
Commercial business	1,701	10	629	-	2,330	10
Subtotal	7,652	33	629	-	8,281	33
Loans collectively evaluated for impairment:
Residential real estate	168,969	1,431	5,198	-	174,167	1,431
Commercial real estate	453,510	5,457	62,675	-	516,185	5,457
Construction	62,258	1,102	971	-	63,229	1,102
Home equity	10,135	205	7,940	-	18,075	205
Commercial business	118,659	2,628	28,270	-	146,929	2,628
Consumer	243	4	2,653	-	2,896	4
Subtotal	813,774	10,827	107,707	-	921,481	10,827

Total	$821,426	$10,860	$108,336	$-	$929,762	$10,860

Credit quality indicators

The Company's policies provide for the classification of loans into the following categories: pass, special mention, substandard, doubtful and loss. Consistent with regulatory guidelines, loans that are considered to be of lesser quality are classified as substandard, doubtful, or loss assets. A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans include those loans characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans classified as loss are those considered uncollectible and of such little value that their continuance as loans is not warranted. Loans that do not expose the Company to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are designated as special mention.

Loans that are considered to be impaired are analyzed to determine whether a loss is possible and if so, a calculation is performed to determine the possible loss amount. If it is determined that the loss amount is $0, no reserve is held against the asset. If a loss is calculated, then a specific reserve for that asset is determined.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following tables are a summary of the loan portfolio quality indicators by portfolio segment at September 30, 2015 and December 31, 2014:

	Commercial Credit Quality Indicators
	At September 30, 2015			At December 31, 2014
	Commercial		Commercial	Commercial		Commercial
	Real Estate	Construction	Business	Real Estate	Construction	Business
			(In thousands)
Originated loans:
Pass	$627,140	$83,986	$137,018	$452,974	$62,258	$115,323
Special mention	2,050	-	1,026	2,096	-	5,037
Substandard	3,220	-	577	3,436	-	-
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total originated loans	632,410	83,986	138,621	458,506	62,258	120,360
Acquired loans:
Pass	49,903	233	26,744	61,017	136	27,074
Special mention	-	-	550	-	-	659
Substandard	1,770	774	727	1,658	835	1,166
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total acquired loans	51,673	1,007	28,021	62,675	971	28,899
Total	$684,083	$84,993	$166,642	$521,181	$63,229	$149,259

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Residential and Consumer Credit Quality Indicators
	At September 30, 2015			At December 31, 2014
	Residential	Home		Residential	Home
	Real Estate	Equity	Consumer	Real Estate	Equity	Consumer
			(In thousands)
Originated loans:
Pass	$167,966	$8,489	$30	$168,969	$10,135	$243
Special mention	864	83	-	864	91	-
Substandard	-	343	-	-	-	-
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total originated loans	168,830	8,915	30	169,833	10,226	243
Acquired loans:
Pass	2,823	6,983	1,823	5,022	7,925	2,653
Special mention	109	-	-	-	-	-
Substandard	-	382	86	176	15	-
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total acquired loans	2,932	7,365	1,909	5,198	7,940	2,653
Total	$171,762	$16,280	$1,939	$175,031	$18,166	$2,896

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following tables set forth certain information with respect to our loan portfolio delinquencies by portfolio segment and amount as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015
						Carrying
						Amount >
			Greater			90 Days
	31-60 Days	61-90 Days	Than 90	Total Past		and
	Past Due	Past Due	Days	Due	Current	Accruing
			(In thousands)
Originated Loans
Real estate loans:
Residential real estate	$833	$969	$-	$1,802	$167,028	$-
Commercial real estate	313	1,565	970	2,848	629,562	-
Construction	1,750	-	-	1,750	82,236	-
Home equity	-	-	198	198	8,717	-
Commercial business	105	-	225	330	138,291	-
Consumer	-	-	-	-	30	-
Total originated loans	3,001	2,534	1,393	6,928	1,025,864	-
Acquired Loans
Real estate loans:
Residential real estate	-	-	109	109	2,823	-
Commercial real estate	307	-	1,124	1,431	50,242	224
Construction	135	-	774	909	98	774
Home equity	294	-	183	477	6,888	-
Commercial business	1,371	-	241	1,612	26,409	84
Consumer	2	-	-	2	1,907	-
Total acquired loans	2,109	-	2,431	4,540	88,367	1,082
Total loans	$5,110	$2,534	$3,824	$11,468	$1,114,231	$1,082

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	As of December 31, 2014
						Carrying
						Amount >
			Greater			90 Days
	31-60 Days	61-90 Days	Than 90	Total Past		and
	Past Due	Past Due	Days	Due	Current	Accruing
			(In thousands)
Originated Loans
Real estate loans:
Residential real estate	$-	$-	$-	$-	$169,833	$-
Commercial real estate	-	-	3,436	3,436	455,070	216
Construction	-	-	-	-	62,258	-
Home equity	-	-	-	-	10,226	-
Commercial business	-	-	-	-	120,360	-
Consumer	-	-	-	-	243	-
Total originated loans	-	-	3,436	3,436	817,990	216
Acquired Loans
Real estate loans:
Residential real estate	339	-	294	633	4,565	176
Commercial real estate	685	677	836	2,198	60,477	466
Construction	-	-	835	835	136	835
Home equity	-	40	-	40	7,900	-
Commercial business	178	386	305	869	28,030	305
Consumer	3	-	-	3	2,650	-
Total acquired loans	1,205	1,103	2,270	4,578	103,758	1,782
Total loans	$1,205	$1,103	$5,706	$8,014	$921,748	$1,998

Loans on nonaccrual status

The following is a summary of nonaccrual loans by portfolio segment as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
	(In thousands)
Commercial real estate	1,603	3,220
Home equity	396	-
Commercial business	368	142
Total	$2,367	$3,362

The amount of income that was contractually due but not recognized on originated nonaccrual loans totaled $38 thousand and $18 thousand, respectively for the three months ended September 30, 2015, and 2014. The amount of income that was contractually due but not recognized on originated nonaccrual loans totaled $110 thousand and $51 thousand, respectively for the nine months ended September 30, 2015, and 2014. There was no actual interest income recognized on these loans for the three months ended September 30, 2015, and 2014. There was $3 thousand and $4 thousand actual interest income recognized on these loans for the nine months ended September 30, 2015, and 2014.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

At September 30, 2015 and December 31, 2014, there were $169 thousand and no commitments to lend additional funds to any borrower on nonaccrual status, respectively.

The preceding table excludes acquired loans that are accounted for as purchased credit impaired loans totaling $1.1 million and $1.9 million, respectively at September 30, 2015 and December 31, 2014. Such loans otherwise meet the Company's definition of a nonperforming loan but are excluded because the loans are included in loan pools that are considered performing. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are accounted for on either a pool or individual basis and the accretable yield is being recognized as interest income over the life of the loans based on expected cash flows.

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following table summarizes impaired loans by portfolio segment as of September 30, 2015 and December 31, 2014:

	Carrying Amount		Unpaid Principal Balance		Associated Allowance
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
			(In thousands)
Originated
Impaired loans without a valuation allowance:
Residential real estate	$-	$864	$-	$864	$-	$-
Commercial real estate	4,299	4,543	4,299	4,544	-	-
Home equity	83	91	83	91	-	-
Commercial business	1,115	1,145	1,133	1,153	-	-
Total impaired loans without a valuation allowance	5,497	6,643	1,216	6,652	-	-

Impaired loans with a valuation allowance:
Residential real estate	864	-	864	-	2	-
Commercial real estate	444	453	444	453	22	23
Home Equity	343	-	345	-	7	-
Commercial business	488	556	488	556	8	10
Total impaired loans with a valuation allowance	2,139	1,009	2,141	1,009	39	33
Total originated impaired loans	$7,636	$7,652	$3,357	$7,661	$39	$33

Acquired
Impaired loans without a valuation allowance:
Commercial real estate	$483	$-	$534	$-	$-	$-
Commercial business	424	629	424	629	-	-
Home equity	198	-	200	-	-	-
Total impaired loans without a valuation allowance	1,105	629	1,158	629	-	-

Impaired loans with a valuation allowance:
Commercial Real Estate	150	-	150	-	10	-
Commercial business	684	-	692	-	24	-
Consumer	5	-	5	-	5	-
Total impaired loans with a valuation allowance	839	-	847	-	39	-
Total acquired impaired loans	$1,944	$629	$2,005	$629	$39	$-

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following table summarizes the average recorded investment balance of impaired loans and interest income recognized on impaired loans by portfolio segment as of September 30, 2015 and December 31, 2014:

	Average Recorded Investment		Interest Income Recognized
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
		(In thousands)
Originated
Impaired loans without a valuation allowance:
Residential real estate	$-	$864	$-	$28
Commercial real estate	4,312	4,034	98	223
Home equity	87	95	2	3
Commercial business	1,132	1,226	32	52
Total impaired loans without a valuation allowance	5,531	6,219	132	306

Impaired loans with a valuation allowance:
Residential real estate	864	-	21	-
Commercial real estate	448	457	21	29
Home Equity	344	-	6	-
Commercial business	521	596	21	32
Total impaired loans with a valuation allowance	2,177	1,053	69	61
Total originated impaired loans	$7,708	$7,272	$201	$367

Acquired
Impaired loans without a valuation allowance:
Commercial real estate	$453	$-	$-	$-
Commercial business	440	607	15	28
Home equity	199	-	2	-
Total impaired loans without a valuation allowance	1,092	607	17	28

Impaired loans with a valuation allowance:
Commercial real estate	152	-	3	-
Commercial business	711	-	11	-
Consumer	6	-	-	-
Total impaired loans with a valuation allowance	869	-	14	-
Total acquired impaired loans	$1,961	$607	$31	$28

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

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

The recorded investment in TDRs was $7.4 million at September 30, 2015 and $3.6 million at December 31, 2014.

The following tables present loans whose terms were modified as TDRs during the periods presented:

			Outstanding Recorded Investment
	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2015	2014	2015	2014	2015	2014
Three Months Ended September 30,
Commercial real estate	-	-	$-	$-	$-	$-
Commercial business	-	1	-	241	-	241
Total	-	1	$-	$241	$-	$241

			Outstanding Recorded Investment
	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2015	2014	2015	2014	2015	2014
Nine Months Ended September 30,
Commercial real estate	3	2	$4,044	$1,324	$4,044	$1,324
Commercial business	1	4	44	796	44	796
Total	4	6	$4,088	$2,120	$4,088	$2,120

All TDRs at September 30, 2015 and December 31, 2014 were performing in compliance with their modified terms.

The following table provides information on how loans were modified as a TDR during the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Maturity/amortization concession	$-	$241	$825	$962
Payment concession	-	-	-	1,158
Maturity and payment concession	-	-	3,263	-
Total	$-	$241	$4,088	$2,120

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

There were no loans modified in a troubled debt restructuring, for which there was a payment default during the three and nine months ended September 30, 2015 and 2014, respectively.

4.	Shareholders' Equity

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

Preferred stock

In 2011, the Company elected to participate in the U.S. Treasury's Small Business Lending Fund Program (“SBLF”). The SBLF is a $30 billion fund established under the Small Business Jobs Act of 2010 to encourage lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. The SBLF is intended to expand the ability to lend to small businesses, in order to help stimulate the economy and promote job growth. The transaction resulted in net capital proceeds to the Company of $5.9 million, of which at least 90% was invested in the Bank of New Canaan and the Bank of Fairfield as Tier 1 Capital.

The Series C Preferred stock pays noncumulative dividends. The dividend rate on the Series C Preferred Stock for the initial ten quarterly dividend periods, commencing with the period ended September 30, 2011 and ending with the period ended December 31, 2013, was determined each quarter based on the increase in the Banks' Qualified Small Business Lending over a baseline amount. The Company has paid dividends at a rate of 1.0% since issuance. For the eleventh quarterly dividend payment through four and one-half years after its issuance, the dividend rate on the Series C Preferred Stock will be fixed at the rate in effect at the end of the ninth quarterly dividend period, which is 1.0%. In the second quarter of 2016, four and one-half years from its issuance, the dividend rate will be fixed at 9.0% per annum.

The Series C Preferred Stock has no maturity date and ranks senior to the Company's common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. The Series C Preferred Stock is non-voting, other than voting rights on matters that could adversely affect the Series C Preferred Stock, and is redeemable at any time by the Company, subject to the approval of its federal banking regulator. The redemption price is the aggregate liquidation preference of the SBLF Preferred Stock plus accrued but unpaid dividends and pro rata portion of any lending incentive fee. All redemptions must be in an amount at least equal to 25% of the number of originally issued shares of SBLF Preferred Stock, or 100% of the then-outstanding shares if less than 25% of the number of shares originally issued. In connection with the IPO, the U.S. Treasury exercised its piggyback registration rights under the SBLF and the Series C Preferred Stock held by the U.S. Treasury was registered under the Securities Act of 1933, as amended.

Warrants

The initial and secondary offerings completed in 2002 and 2007 each call for the issuance of Units. Each Unit issued pursuant to these two offerings represented one share of common stock and one non-transferable Warrant. The Warrants were exercisable at any time from and including October 1, 2009 and prior to or on November 30, 2009, unless extended or accelerated by the board of directors in their discretion. The board of directors has extended the exercise period to October 5, 2015 through December 5, 2015. Each Warrant allows a holder to purchase .3221 shares of common stock at an exercise price of $14.00 per share. None of the Warrants have been exercised as of September 30, 2015. Assuming that all of the Warrants issued are exercised in full during the exercise period, the Company would receive $4.3 million in gross capital and issue 304,640 shares of common stock.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

As a result of the acquisition of Quinnipiac on October 1, 2014 the Company issued 68,600 warrants to former Quinnipiac warrant holders in accordance with the merger agreement. Each warrant was automatically converted into a warrant to purchase 0.56 shares of the Company’s common stock for an exercise price of $17.56. None of the warrants have been exercised as of September 30, 2015. The warrants expire on March 6, 2018.

Dividends

The Company's shareholders are entitled to dividends when and if declared by the board of directors, out of funds legally available. The ability of the Company to pay dividends depends, in part, on the ability of the Bank to pay dividends to the Company. In accordance with Connecticut statutes, regulatory approval is required to pay dividends in excess of the Bank’s profits retained in the current year plus retained profits from the previous two years. The bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements.

The payment of dividends is subject to additional restrictions in connection with the SBLF preferred stock.

For the nine months ended September 30, 2015 and 2014, the Company paid cash dividends on preferred stock of $82 thousand. On October 29, 2015 the Company’s Board of Directors declared a $0.05 per share cash dividend, payable December 21, 2015 to shareholders of record on December 11, 2015.

5.	Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives accounted for as cash flow hedges. The Company’s total comprehensive income or loss for the three and nine months ended September 30, 2015 and 2014 is reported in the Consolidated Statements of Comprehensive Income.

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax for the three and nine months ended September 30, 2015 and 2014:

	Net Unrealized Gain	Net Unrealized Gain
	(Loss) on Available	(Loss) on Interest
	for Sale Securities	Rate Swap	Total
		(In thousands)
Balance at June 30, 2015	$368	$(255)	$113
Other comprehensive income (loss) before reclassifications	116	(504)	(388)
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net other comprehensive income (loss)	116	(504)	(388)
Balance at September 30, 2015	$484	$(759)	$(275)

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Net Unrealized Gain	Net Unrealized Gain
	(Loss) on Available	(Loss) on Interest
	for Sale Securities	Rate Swap	Total
		(In thousands)
Balance at June 30, 2014	$689	$(66)	$623
Other comprehensive (loss) income before reclassifications	(154)	133	(21)
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net other comprehensive (loss) income	(154)	133	(21)
Balance at September 30, 2014	$535	$67	$602

	Net Unrealized Gain	Net Unrealized Gain
	(Loss) on Available	(Loss) on Interest
	for Sale Securities	Rate Swap	Total
		(In thousands)
Balance at December 31, 2014	$644	$(113)	$531
Other comprehensive income (loss) before reclassifications	(160)	(646)	(806)
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net other comprehensive (loss)	(160)	(646)	(806)
Balance at September 30, 2015	$484	$(759)	$(275)

	Net Unrealized Gain	Net Unrealized Gain
	(Loss) on Available	(Loss) on Interest
	for Sale Securities	Rate Swap	Total
		(In thousands)
Balance at December 31, 2013	$424	$-	$424
Other comprehensive income before reclassifications	111	67	178
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net other comprehensive income	111	67	178
Balance at September 30, 2014	$535	$67	$602

6.	Earnings per Share

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

The Company's unvested restricted stock awards are participating securities, and therefore, are included in the computation of both basic and diluted earnings per common share. EPS is calculated using the two-class method, under which calculations (1) exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities and (2) exclude from the denominator the dilutive impact of the participating securities.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following is a reconciliation of earnings available to common shareholders and basic weighted-average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)		(In thousands, except per share data)
Net income	$2,253	$1,491	$6,412	$3,841
Preferred stock dividends	(27)	(27)	(82)	(82)
Dividends and undistributed earnings allocated to participating securities	(63)	(23)	(170)	(82)
Net income for earnings per share calculation	$2,163	$1,441	$6,160	$3,677

Weighted average shares outstanding, basic	7,045	6,483	7,039	5,099
Effect of dilutive equity-based awards	14	19	18	25
Weighted average shares outstanding, diluted	7,059	6,502	7,057	5,124
Net earnings per common share:
Basic earnings per common share	$0.31	$0.22	$0.88	$0.72
Diluted earnings per common share	0.31	0.22	0.87	0.72

7.	Regulatory Matters

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

Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements.

Management believes, as of September 30, 2015, the Bank and Company meet all capital adequacy requirements to which they are subject. There are no conditions or events since then that management believes have changed this conclusion.

The capital amounts and ratios for the Bank and the Company at September 30, 2015 were as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Capital		Adequacy Purposes		Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
September 30, 2015
Common Equity Tier 1 Capital to Risk-Weighted Assets	$126,831	10.75%	$52,004	4.50%	$75,116	6.50%
Total Capital to Risk-Weighted Assets	137,959	11.94%	92,451	8.00%	115,564	10.00%
Tier I Capital to Risk-Weighted Assets	124,239	10.75%	69,338	6.00%	92,541	8.00%
Tier I Capital to Average Assets	124,239	9.84%	50,508	4.00%	63,136	5.00%

Bankwell Financial Group, Inc.
September 30, 2015
Common Equity Tier 1 Capital to Risk-Weighted Assets	$122,219	10.51%	$52,308	4.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	171,956	14.79%	92,993	8.00%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	133,199	11.46%	69,744	6.00%	N/A	N/A
Tier I Capital to Average Assets	133,199	10.29%	51,760	4.00%	N/A	N/A

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The capital amounts and ratios for the Bank and Company at December 31, 2014, were as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Capital		Adequacy Purposes		Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
December 31, 2014
Total Capital to Risk-Weighted Assets	$125,339	13.55%	$74,003	8.00%	$92,503	10.00%
Tier I Capital to Risk-Weighted Assets	115,359	12.47%	37,001	4.00%	55,502	6.00%
Tier I Capital to Average Assets	115,359	11.12%	41,485	4.00%	51,856	5.00%

Bankwell Financial Group, Inc.
December 31, 2014
Total Capital to Risk-Weighted Assets	$135,223	14.59%	$74,136	8.00%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	125,243	13.51%	37,068	4.00%	N/A	N/A
Tier I Capital to Average Assets	125,243	11.78%	42,516	4.00%	N/A	N/A

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

Equity award plans

The Company has five equity award plans, which are collectively referred to as the “Plan.” The current plan under which any future issuances of equity awards will be made is the 2012 BNC Financial Group, Inc. Stock Plan, or the “2012 Plan,” amended on June 26, 2013. All equity awards made under the 2012 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of share options or restricted stock. At September 30, 2015, there were 465,582 shares reserved for future issuance under the 2012 Plan.

Share Options: The Company accounts for stock options based on the fair value at the date of grant and records option related expense over the vesting period of such awards on a straight line basis. For the nine months ended September 30, 2015 and 2014, the Company recorded expense related to options granted under the various share option plans of approximately $11 thousand and $24 thousand, respectively.

There were no options granted during the nine months ended September 30, 2015.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

A summary of the status of outstanding share options as of and for the nine months ended September 30, 2015 is presented below:

	Nine Months Ended
	September 30, 2015
		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Options outstanding at beginning of period	204,793	$17.42
Exercised	(17,770)	14.50
Forfeited	(300)	15.00
Expired	(11,495)	16.79
Options outstanding at end of period	175,228	17.76

Options exercisable at end of period	170,728	17.84

Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. The total intrinsic value of share options exercised during the nine months ended September 30, 2015 was $89 thousand.

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.

The following table presents the activity for restricted stock for the nine months ended September 30, 2015:

	Nine Months Ended
	September 30, 2015
		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Unvested at beginning of period	165,862	$18.08
Granted	51,800	18.73
Vested	(8,307)	15.75
Forfeited	(2,623)	17.73
Unvested at end of period	206,732	18.34

The Company's restricted stock expense for the nine months ended September 30, 2015 and 2014 was $796 thousand and $141 thousand, respectively.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Market Conditions Restricted Stock: On December 9, 2014 the Company issued restricted stock with market and service conditions pursuant to the Company’s 2012 Stock Plan. The maximum number of shares that can vest is 49,400. The actual number of shares to be vested will be based on market criteria over a five-year period ending on December 1, 2019 based on the Company's stock price being at or above $25.00, $27.00 and $29.00 per share over a 60-day consecutive period. These shares may vest over a period from December 1, 2017 to December 1, 2019 based on meeting the price targets. In addition, the grantees must be employed with the Company on the vesting date to receive the shares. The Company determined the fair value of these market condition awards in accordance with ASC 718 – Stock Compensation using the Monte Carlo simulation model deemed appropriate for this type of grant. The grant date fair value for these grants was $11.63 for the awards that vest at the $25 stock price, $10.30 for the awards that vest at the $27 stock price and $9.10 for the awards that vest at the $29 stock price. The grant date fair value for the Company’s stock was $18.99 per share. The Company recognized $128 thousand in stock compensation expense for the nine months ended September 30, 2015 for these restricted stock awards.

9.	Derivative Instruments

Information about derivative instruments at September 30, 2015 and December 31, 2014 is as follows:

September 30, 2015:

					Fair Value
(Dollars in thousands)	Notional	Original			Asset
	Amount	Maturity	Received	Paid	(Liability)

Cash flow hedge:
Interest rate swap on FHLB advance	$25,000	4.7 years	0.33%	1.62%	$(476)
Interest rate swap on FHLB advance	$25,000	5.0 years	0.33%	1.83%	(625)
Interest rate swap on FHLB advance	$25,000	5.0 years	0.33%	1.48%	(143)
					$(1,244)

December 31, 2014:

					Fair Value
(Dollars in thousands)	Notional	Original			Asset
	Amount	Maturity	Received	Paid	(Liability)

Cash flow hedge:
Interest rate swap on FHLB advance	$25,000	4.7 years	0.26%	1.62%	$(73)
Interest rate swap on forward-starting FHLB advance	$25,000	5.0 years	0.26%	1.83%	(113)
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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The Bank's cash flow hedge positions are all forward starting interest rate swap transactions. The Bank entered into the following forward starting interest rate swap transactions:

		Effective Date of
(Dollars in thousands)	Notional	Hedged	Duration of
	Amount	Borrowing	Borrowing	Counterparty

Type of borrowing:
FHLB 90-day advance	$25,000	April 1, 2014	4.7 years	Bank of Montreal
FHLB 90-day advance	$25,000	January 2, 2015	5.0 years	Bank of Montreal
FHLB 90-day advance	$25,000	August 26, 2015	5.0 years	Bank of Montreal

This hedge strategy converts the LIBOR based rate of interest on certain FHLB advances to fixed interest rates, thereby protecting the Bank from floating interest rate variability.

Changes in the consolidated statements of comprehensive income related to interest rate derivatives designated as hedges of cash flows were as follows for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014

Interest rate swap on FHLB advance:
Unrealized (loss) gain recognized in accumulated other comprehensive income	$(826)	$218	$(1,058)	$111
Income tax benefit (expense) on items recognized in accumulated other comprehensive income	322	(85)	412	(43)
Other comprehensive (loss) income	$(504)	$133	$(646)	$68
Interest expense recognized on hedged FHLB advance	$213	$88	$578	$176

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at either September 30, 2015 or December 31, 2014. The estimated fair value amounts have been measured as of the respective period-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The carrying values, fair values and placement in the fair value hierarchy of the Company's financial instruments at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$86,830	$86,830	$86,830	$-	$-
Available for sale securities	45,023	45,023	-	45,023	-
Held to maturity securities	11,282	11,301	-	11,301	-
Loans held for sale	252	252	-	252	-
Loans receivable, net	1,108,439	1,114,785	-	-	1,114,785
Accrued interest receivable	3,831	3,831	-	-	3,831
FHLB stock	6,918	6,918	-	-	6,918

Financial Liabilities:
Demand deposits	$148,732	$148,732	$-	$-	$148,732
NOW and money market	346,850	346,850	-	-	346,850
Savings	101,749	101,749	-	-	101,749
Time deposits	428,358	430,602	-	-	430,602
Advances from the FHLB	120,000	120,154	-	-	120,154
Subordinated debentures	25,037	25,037	-	-	25,037
Derivative liability	1,244	1,244	-	1,244	-

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	December 31, 2014
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$48,559	$48,559	$48,559	$-	$-
Available for sale securities	65,009	65,009	-	65,009	-
Held to maturity securities	11,454	11,470	-	11,470	-
Loans held for sale	586	586	-	586	-
Loans receivable, net	915,981	920,031	-	-	920,031
Accrued interest receivable	3,323	3,323	-	-	3,323
FHLB stock	6,109	6,109	-	-	6,109

Financial Liabilities:
Demand deposits	$166,030	$166,030	$-	$-	$166,030
NOW and money market	276,501	276,501	-	-	276,501
Savings	84,457	84,457	-	-	84,457
Time deposits	308,451	310,165	-	-	310,165
Advances from the FHLB	129,000	128,961	-	-	128,961
Derivative liability	186	186	-	186	-

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Borrowings and Subordinated Debentures: The fair value of the Company’s borrowings and subordinated debentures is estimated using a discounted cash flow calculation that applies discount rates currently offered based on similar maturities.

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

Level 1	—	Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2	—	Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3	—	Significant unobservable inputs that reflect a company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Financial instruments measured at fair value on a recurring basis

The following tables detail the financial instruments carried at fair value on a recurring basis at September 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the three and nine months ended September 30, 2015 and the year ended December 31, 2014.

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
September 30, 2015:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$8,222	$-
State agency and municipal obligations	-	17,461	-
Corporate bonds	-	14,568	-
Mortgage backed securities	-	4,772	-
Derivative liability	-	(1,244)	-

December 31, 2014:
Available-for-sale investment securities:
U.S. Government and agency obligations	$-	$24,418	$-
State agency and municipal obligations	-	18,584	-
Corporate bonds	-	16,325	-
Mortgage backed securities	-	5,682	-
Derivative liability	-	(186)	-

Available for sale investment securities: The fair value of the Company's investment securities are estimated by using pricing models or quoted prices of securities with similar characteristics (i.e. matrix pricing) and are classified within Level 2 of the valuation hierarchy.

Derivative liabilities: The Company’s derivative liabilities consist of transactions as part of management’s strategy to manage interest rate risk. The valuation of the Company’s interest rate swaps is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. The Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy.

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following table details the financial instruments carried at fair value on a nonrecurring basis at September 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
September 30, 2015:
Impaired loans	$-	$-	$9,580
Foreclosed real estate	-	-	1,328

December 31, 2014:
Impaired loans	$-	$-	$8,281
Foreclosed real estate	-	-	950

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at September 30, 2015 and December 31, 2014:

		Valuation	Unobservable
(Dollars in thousands)	Fair Value	Methodology	Input	Range
September 30, 2015:

Impaired loans	$9,580	Appraisals	Discount for dated appraisals	8.00% - 10.00%

		Discounted cash flows	Discount rate	3.25% - 7.00%

Foreclosed real estate	$1,328	Appraisals	Discount for dated appraisals	10.00% - 66.00%

December 31, 2014:

Impaired loans	$8,281	Appraisals	Discount for dated appraisals	-

		Discounted cash flows	Discount rate	3.25% to 8.25%

Foreclosed real estate	$950	Appraisals	Discount for dated appraisals	7.34% to 66.6%

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

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

The assets and liabilities in the Quinnipiac acquisition were recorded at their fair value based on management's best estimate using information available at the date of acquisition. Consideration paid and fair values of Quinnipiac's assets acquired and liabilities assumed are summarized in the following tables:

Consideration paid: (In thousands)	Amount
Cash consideration paid to Quinnipiac shareholders	$3,648
Equity consideration paid to Quinnipiac shareholders	9,676
Total Consideration paid	13,324

Recognized amounts of identifiable assets acquired and (liabilities) assumed: (In thousands)	As Acquired	Fair Value Adjustments		As Recorded at Acquisition
Cash	$6,195	$-		$6,195
Available for sale investments securities	8,533	(29	)a	8,504
Loans	97,103	748	b	97,851
Premises and equipment	4,046	-		4,046
Other real estate owned	129			129
Core deposit intangibles	-	530	c	530
Deferred tax assets, net	1,070	(388	)d	682
Other assets	756	-		756
Deposits	(100,391)	(252	)e	(100,643)
FHLB advances	(7,000)			(7,000)
Other liabilities	(315)	-		(315)
Total identifiable net assets	$10,126	$609		10,735

Goodwill				$2,589

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

Except for collateral dependent loans with deteriorated credit quality, the fair values for loans acquired from Quinnipiac were estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. For collateral dependent loans with deteriorated credit quality, to estimate the fair value, the Company analyzed the value of the underlying collateral of the loans, assuming the fair values of the loans were derived from the eventual sale of the collateral. Those values were discounted using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral. There was no carryover of Quinnipiac's allowance for credit losses associated with the loans that were acquired as the loans were initially recorded at fair value.

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

13. Subordinated Debentures

On August 19, 2015 the Company completed a private placement of $25.5 million in aggregate principal amount of fixed rated subordinated notes (the “Notes”) to certain institutional investors. The Notes are non-callable for five years, have a stated maturity of August 15, 2025, and bear interest at a quarterly pay fixed rate of 5.75% per year to the maturity date or the early redemption date.

The Notes have been structured to qualify for the Company as Tier 2 capital under regulatory guidelines. The Company will use the net proceeds from the sales of the Notes for general corporate purposes, including a plan to redeem the $11.0 million outstanding of its Senior Noncumulative Perpetual Preferred Stock issued in 2011 to the U.S. Treasury under the Small Business Lending Fund Program by December 31, 2015. The Notes were assigned an investment grade rating of BBB by Kroll Bond Rating Agency.

14. Subsequent Events

Management has evaluated subsequent events for potential recognition or disclosure in the consolidated financial statements through November 9, 2015, the date upon which the Company’s consolidated financial statements were available to be issued.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

On October 8, 2015, the Bank established a new wholly-owned subsidiary, Bankwell Loan Servicing Group, Inc. (a Passive Investment Company “PIC”). The PIC was organized in accordance with Connecticut statutes to hold and manage certain loans that are collateralized by real estate. Income earned by the PIC is exempt from Connecticut income tax and any dividends paid by the PIC to the Bank are not taxable income for Connecticut income tax purposes.

The impact of forming the PIC will be reflected during the fourth quarter and will result in an immaterial charge to the statement of income reflecting the net impact of writing off state deferred tax assets that will no longer be realized and substantially reducing the state income tax provision.

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

General

Bankwell Financial Group, Inc. is a bank holding company headquartered in New Canaan, Connecticut. Through our wholly owned subsidiary, Bankwell Bank, or the Bank, we serve small and medium-sized businesses and retail customers in greater Fairfield County, Connecticut. We also serve similar customers in greater New Haven County, Connecticut as a result of the merger with Quinnipiac. We have a history of building long-term customer relationships and attracting new customers through what we believe is our strong customer service and our ability to deliver a diverse product offering.

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

On August 19, 2015 the Company completed a private placement of $25.5 million in aggregate principal amount of fixed rated subordinated notes (the “Notes”) to certain institutional investors. The Notes are non-callable for five years, have a stated maturity of August 15, 2025, and bear interest at a quarterly pay fixed rate of 5.75% per year to the maturity date or the early redemption date.

Earnings Overview

Net income available to common shareholders was $2.2 million, or $0.31 per diluted share, and $1.5 million, or $0.22 per diluted share, for the three months ended September 30, 2015 and 2014, respectively. Returns on average equity and average assets for the three months ended September 30, 2015 were 6.92% and 0.69%, respectively, compared to 5.02% and 0.67%, respectively, for the three months ended September 30, 2014.

Net income available to common shareholders was $6.3 million, or $0.87 per diluted share, and $3.8 million, or $0.72 per diluted share, for the nine months ended September 30, 2015 and 2014, respectively. Returns on average equity and average assets for the nine months ended September 30, 2015 were 6.45% and 0.74%, respectively, compared to 5.84% and 0.62%, respectively, for the nine months ended September 30, 2014.

For the three months ended September 30, 2015, we had net interest income of $10.9 million, an increase of $3.3 million, or 43.7%, over the three months ended September 30, 2014. Our net interest margin (fully taxable equivalent basis) for the three months ended September 30, 2015 and 2014 was 3.67% and 3.69%, respectively. We experienced an increase in our non-interest income, which totaled $1.2 million for the three months ended September 30, 2015 representing 10.0% of our total revenue, up from $757 thousand, or 9.1% of total revenue, for the three months ended September 30, 2014.

For the nine months ended September 30, 2015, we had net interest income of $31.6 million, an increase of $9.7 million, or 44.1%, over the nine months ended September 30, 2014. Our net interest margin (fully taxable equivalent basis) for the nine months ended September 30, 2015 and 2014 was 3.83% and 3.78%, respectively. We experienced an increase in our non-interest income, which totaled $2.6 million for the nine months ended September 30, 2015 representing 7.7% of our total revenue, up from $2.2 million, or 9.2% of total revenue, for the nine months ended September 30, 2014.

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

FTE net interest income for the three months ended September 30, 2015 and 2014 was $11.1 million and $7.7 million, respectively. FTE net interest income for the nine months ended September 30, 2015 and 2014 was $31.9 million and $22.2 million, respectively. Our net interest margin decreased 2 basis points to 3.67% for the three months ended September 30, 2015, compared to the three months ended September 30, 2014 due primarily to higher rates on interest bearing deposits, driven by promotional rate increases to remain competitive in the market place and to attract additional deposits and the addition of $25.5 million of 5.75% fixed rate subordinated debentures in the third quarter of 2015, offset by higher loan prepayment penalty income and a shift in earning assets to higher yielding commercial real estate loans. Our net interest margin increased 5 basis points to 3.83% for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014 due primarily to higher loan pre-payment penalty income concentrated in the second quarter and a shift in the earning assets to higher yielding commercial real estate loans, offset by an increase in rates on interest bearing deposits driven by promotional rate increases to remain competitive in the market place and to attract additional deposits and the addition of $25.5 million of 5.75% fixed rate subordinated debentures in the third quarter of 2015.

FTE basis interest income for the three months ended September 30, 2015 increased by $4.5 million, or 51.3%, to $13.3 million, compared to FTE basis interest income for the three months ended September 30, 2014 due primarily to loan growth in our commercial real estate and commercial business portfolios. Average interest-earning assets were $1.2 billion for the three months ended September 30, 2015, up by $371.4 million from the three months ended September 30, 2014. The average balance of total loans increased $385.7 million, or 55.5%, contributing $4.6 million to the increase in interest income. Commercial real estate and commercial business loan average balances grew by $280.4 million and $56.7 million, respectively. The average yield on interest earning assets increased from 4.11% from the three months ended September 30, 2014 to 4.31% for the three months ended September 30, 2015 due mainly to a change in portfolio mix towards higher yielding commercial and commercial real estate loans.

FTE basis interest income for the nine months ended September 30, 2015 increased by $12.3 million, or 49.3%, to $37.2 million, compared to FTE basis interest income for the nine months ended September 30, 2014 due primarily to loan growth in our commercial real estate and commercial business portfolios, offset by lower discount accretion on acquired loans. Average interest-earning assets were $1.1 billion for the nine months ended September 30, 2015, up by $326.3 million from the nine months ended September 30, 2014. The average balance of total loans increased $338.5 million, or 50.9%, contributing $12.3 million to the increase in interest income. Commercial real estate and commercial business loan average balances grew by $241.5 million and $51.9 million, respectively. The average yield on interest earning assets increased from 4.20% from the nine months ended September 30, 2014 to 4.42% for the nine months ended September 30, 2015 due mainly to a change in portfolio mix towards higher yielding commercial and commercial real estate loans.

Interest expense for the three months ended September 30, 2015, increased by $1.2 million, or 107.4%, compared to interest expense for the three months ended September 30, 2014 due to a $361.3 million increase in the average balances of interest-bearing liabilities due to higher average balances in money market accounts, time accounts and borrowed money, and increased rates on deposits, primarily due to promotional rates on money markets and certificates of deposits to remain competitive in the market place and borrowed money as a result of the issuance of the subordinated debt in the third quarter of 2015.

Interest expense for the nine months ended September 30, 2015, increased by $2.6 million, or 97.2%, compared to interest expense for the nine months ended September 30, 2014 due to a $279.6 million increase in the average balances of interest-bearing liabilities due to higher average balances in money market accounts, time accounts and borrowed money, and increased rates on time deposits and borrowed money as a result of the issuance of the subordinated debt in the third quarter of 2015.

Average Balance Sheet, FTE basis Interest and Average Yields/Rates

The following tables present the average balances and yields earned on interest-earning assets and average balances and weighted average rates paid on our funding liabilities for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
	2015			2014
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Cash and Fed funds sold	$62,597	$33	0.21%	$64,752	$45	0.28%
Securities (1)	57,234	549	3.84	71,536	666	3.73
Loans:
Commercial real estate	645,488	7,873	4.77	365,042	4,473	4.79
Residential real estate	175,908	1,569	3.57	166,123	1,499	3.61
Construction (2)	79,722	912	4.48	47,261	570	4.72
Commercial business	157,867	2,075	5.14	101,184	1,296	5.01
Home equity	16,422	155	3.75	12,786	121	3.75
Consumer	2,184	27	4.87	698	15	8.75
Acquired loans (net of mark)	2,558	51	7.91	1,327	81	24.15
Total loans	1,080,149	12,662	4.59	694,421	8,055	4.54
Federal Home Loan Bank stock	6,918	47	2.71	4,834	18	1.49
Total earning assets	1,206,898	13,291	4.31%	835,543	8,784	4.11%
Other assets	89,978			47,383
Total assets	$1,296,876			$882,926

Liabilities and shareholders' equity:
Interest -bearing liabilities:
NOW	$56,104	15	0.11%	$52,298	15	0.11%
Money market	293,150	408	0.55	175,111	218	0.49
Savings	103,555	214	0.82	79,505	65	0.33
Time	401,968	1,005	0.99	257,616	607	0.93
Total interest-bearing deposits	854,777	1,642	0.76	564,530	905	0.64
Borrowed money	118,391	583	1.95	47,333	168	1.41
Total interest bearing liabilities	973,168	2,225	0.91%	611,863	1,073	0.70%
Noninterest-bearing deposits	161,354			138,272
Other liabilities	33,257			14,918
Total Liabilities	1,167,779			765,053
Shareholders' equity	129,097			117,873
Total liabilities and shareholders' equity	$1,296,876			$882,926
Net interest income (3)		$11,066			$7,711
Interest rate spread			3.40%			3.41%
Net interest margin (4)			3.67%			3.69%

(1)	Average balances and yields for securities are based on amortized cost.
(2)	Includes commercial and residential real estate construction.
(3)	The adjustment for securities and loans taxable equivalency amounted to $149 thousand and $116 thousand, respectively, for the three months ended September 30, 2015 and 2014.
(4)	Annualized net interest income as a percentage of earning assets.

	Nine Months Ended September 30,
	2015			2014
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Cash and Fed funds sold	$37,037	$61	0.22%	$58,699	$116	0.26%
Securities (1)	61,233	1,699	3.70	53,723	1,697	4.21
Loans:
Commercial real estate	583,024	21,476	4.86	341,480	12,523	4.84
Residential real estate	174,389	4,727	3.61	161,049	4,362	3.61
Construction (2)	71,900	2,509	4.60	46,317	1,615	4.60
Commercial business	151,017	5,866	5.12	99,113	3,705	4.93
Home equity	17,551	494	3.77	13,373	370	3.70
Consumer	2,487	90	4.85	640	42	8.88
Acquired loans (net of mark)	2,877	155	7.22	2,753	425	20.64
Total loans	1,003,245	35,317	4.64	664,725	23,042	4.57
Federal Home Loan Bank stock	6,741	110	2.17	4,834	54	1.48
Total earning assets	1,108,256	37,187	4.42%	781,981	24,909	4.20%
Other assets	57,388			39,993
Total assets	$1,165,644			$821,974

Liabilities and shareholders' equity:
Interest -bearing liabilities:
NOW	$57,017	48	0.11%	$52,544	43	0.11%
Money market	253,662	1,007	0.53	173,104	564	0.44
Savings	95,242	492	0.69	93,328	216	0.31
Time	341,658	2,358	0.92	224,765	1,434	0.85
Total interest-bearing deposits	747,579	3,905	0.70	543,741	2,257	0.55
Borrowed money	124,129	1,389	1.50	48,370	427	1.18
Total interest bearing liabilities	871,708	5,294	0.81%	592,111	2,684	0.61%
Noninterest-bearing deposits	154,825			129,074
Other liabilities	6,137			12,808
Total Liabilities	1,032,670			733,993
Shareholders' equity	132,974			87,981
Total liabilities and shareholders' equity	$1,165,644			$821,974
Net interest income (3)		$31,893			$22,225
Interest rate spread			3.61%			3.59%
Net interest margin (4)			3.83%			3.78%

(1)	Average balances and yields for securities are based on amortized cost.
(2)	Includes commercial and residential real estate construction.
(3)	The adjustment for securities and loans taxable equivalency amounted to $341 thousand and $336 thousand, respectively, for the nine months ended September 30, 2015 and 2014.
(4)	Annualized net interest income as a percentage of earning assets.

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

	Three Months Ended			Nine Months Ended
	September 30, 2015 vs 2014			September 30, 2015 vs 2014
	Increase (Decrease)			Increase (Decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Cash and Fed funds sold	$(1)	$(11)	$(12)	$(38)	$(17)	$(55)
Securities	(136)	19	(117)	222	(220)	2
Loans:
Commercial real estate	3,420	(20)	3,400	8,897	56	8,953
Residential real estate	88	(18)	70	362	3	365
Construction	372	(30)	342	893	1	894
Commercial business	744	35	779	2,010	151	2,161
Home equity	34	-	34	117	7	124
Consumer	21	(9)	12	75	(27)	48
Acquired loans (net of mark)	46	(76)	(30)	18	(288)	(270)
Total loans	4,725	(118)	4,607	12,372	(97)	12,275
Federal Home Loan Bank stock	10	19	29	26	30	56
Total change in interest and dividend income	4,598	(91)	4,507	12,582	(304)	12,278
Interest expense:
Deposits:
NOW	-	-	-	4	1	5
Money market	162	28	190	302	141	443
Savings	25	124	149	4	272	276
Time	359	39	398	798	126	924
Total deposits	546	191	737	1,108	540	1,648
Borrowed money	330	85	415	822	140	962
Total change in interest expense	876	276	1,152	1,930	680	2,610
Change in net interest income	$3,722	$(367)	$3,355	$10,652	$(984)	$9,668

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

Under accounting standards for business combinations, acquired loans are recorded at fair value with no loan loss allowance on the date of acquisition. A provision for loan losses will be recorded for the emergence of new probable and estimable losses on acquired loans which were not impaired as of the acquisition date. As of and for the three and nine months ended September 30, 2015, there was a $45 thousand provision or allowance for loan losses related to the loan portfolios that we acquired.

The provision for loan losses for the three months ended September 30, 2015 was $1.5 million compared to $566 thousand provision for loan losses for the three months ended September 30, 2014. The provision for loan losses for the nine months ended September 30, 2015 was $2.9 million compared to $847 thousand provision for loan losses for the nine months ended September 30, 2014. For further information, see sections titled Asset Quality and Allowance for Loan Losses.

Noninterest Income

The following tables compare noninterest income for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2015	2014	$	%
Gains and fees from sales of loans	$447	$366	$81	22%
Service charges and fees	234	153	81	53
Bank owned life insurance	182	135	47	35
Other	348	103	245	238
Total noninterest income	$1,211	$757	$454	60%

Noninterest income increased $454 thousand to $1.2 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. During the three months ended September 30, 2015, the Company recorded $447 thousand of gains on the sale of $5.7 million of loans. During the three months ended September 30, 2014, the Company recorded $366 thousand in gains on the sale of $4.3 million of loans. Service charges and fees increased $81 thousand from $153 thousand for the three months ended September 30, 2014 to $234 thousand for the three months ended September 30, 2015, primarily driven by increased service charges on checking accounts and increased ATM and debit card fees. Other income increased $245 thousand from $103 thousand for the three months ended September 30, 2014 to $348 thousand for the three months ended September 30, 2015, primarily driven by income recognized on the pay-off of purchased credit impaired loans.

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2015	2014	$	%
Gains and fees from sales of loans	$885	$1,008	$(123)	(12)%
Service charges and fees	675	420	255	61
Bank owned life insurance	549	305	244	80
Other	535	475	60	13
Total noninterest income	$2,644	$2,208	$436	20%

Noninterest income increased $436 thousand to $2.6 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. During the nine months ended September 30, 2015, the Company recorded $885 thousand of gains on the sale of $13.4 million of loans. During the nine months ended September 30, 2014, the Company recorded $1.0 million in gains on the sale of $22.6 million of loans. Service charges and fees increased $255 thousand from $420 thousand for the nine months ended September 30, 2014 to $675 thousand for the nine months ended September 30, 2015, primarily driven by increased service charges on checking accounts and increased ATM and debit card fees. The cash surrender value of bank owned life insurance increased by $244 thousand due to the purchase of an additional tranche of $12.5 million in the third quarter of 2014.

Noninterest Expense

The following tables compare noninterest expense for the three and nine months ended September 30, 2015, and 2014:

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2015	2014	$	%
Salaries and employee benefits	$3,798	$2,786	$1,012	36%
Occupancy and equipment	1,370	1,066	304	29
Data processing	416	314	102	32
Professional services	339	394	(55)	(14)
Marketing	288	135	153	113
FDIC insurance	166	120	46	38
Director fees	136	177	(41)	(23)
Foreclosed real estate	81	9	72	100
Amortization of intangibles	51	27	24	89
Merger and acquisition related expenses	-	145	(145)	(100)
Other	513	357	156	44
Total noninterest expense	$7,158	$5,530	$1,628	29%

Noninterest expense increased $1.6 million to $7.2 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was primarily driven by a $1.0 million increase in salaries and employee benefits. The increase in salaries and employee benefits was driven by higher staffing levels, stock based compensation, medical costs and incentive accruals. Full time equivalent employees increased 21 employees from 103 full time equivalent employees at September 30, 2014 to 124 full time equivalent employees at September 30, 2015. In addition, the increase was driven by a $304 thousand increase in occupancy and equipment. The increase in occupancy and equipment was driven by increased costs associated with the addition of the two branches added as a result of the Quinnipiac Bank acquisition and the opening of a branch in Norwalk, Connecticut.

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2015	2014	$	%
Salaries and employee benefits	$11,817	$9,412	$2,405	26%
Occupancy and equipment	4,029	3,162	867	27
Data processing	1,157	949	208	22
Professional services	1,033	1,035	(2)	(0)
Marketing	707	463	244	53
FDIC insurance	487	345	142	41
Director fees	424	460	(36)	(8)
Foreclosed real estate	73	21	52	248
Amortization of intangibles	153	80	73	91
Merger and acquisition related expenses	-	408	(408)	(100)
Other	1,610	1,134	476	42
Total noninterest expense	$21,490	$17,469	$4,021	23%

Noninterest expense increased $4.0 million to $21.5 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was primarily driven by a $2.4 million increase in salaries and employee benefits. The increase in salaries and employee benefits was driven by higher staffing levels, stock based compensation, medical costs and incentive accruals. In addition, the increase was driven by an $867 thousand increase in occupancy and equipment. The increase in occupancy and equipment was driven by increased costs associated with the addition of the two branches added as a result of the Quinnipiac Bank acquisition and the opening of a branch in Norwalk Connecticut.

Income Tax Expense

Income tax expense for the three months ended September 30, 2015 and 2014 totaled $1.2 million and $765 thousand, respectively. The effective tax rates for the three months ended September 30, 2015 and 2014 were 35.3%, and 33.9%, respectively. The increase in the effective tax rate is driven by fully taxable income increasing at a faster rate than tax-preferred or exempt income for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Income tax expense for the nine months ended September 30, 2015 and 2014 totaled $3.4 million and $1.9 million, respectively. The effective tax rates for the nine months ended September 30, 2015 and 2014 were 34.8%, and 33.6%, respectively. The increase in the effective tax rate is driven by fully taxable income increasing at a faster rate than tax-preferred or exempt income for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Financial Condition

Summary

At September 30, 2015, total assets were $1.3 billion, a $213.8 million, or 19.4%, increase over December 31, 2014. Total loans outstanding and total deposits totaled $1.1 billion and $1.0 billion, respectively at September 30, 2015. Our credit quality remained strong, with nonperforming assets to total assets of 0.28% and the allowance for loan losses to total loans was 1.22%. Total shareholders’ equity at September 30, 2015 and December 31, 2014 was $135.8 million and $129.2 million, respectively. Tangible book value was $17.25 per share at September 30, 2015 compared to $16.35 per share at December 31, 2014.

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

Total loans before deferred loan fees and the allowance for loan losses were $1.1 billion at September 30, 2015, up by $195.9 million, or 21.07%, from December 31, 2014. Commercial real estate loans have experienced the most significant growth, up by $162.9 million.

The following table compares the composition of our loan portfolio for the dates indicated:

(In thousands)	September 30, 2015			December 31, 2014			Change
	Originated	Acquired	Total	Originated	Acquired	Total	Total
Real estate loans:
Residential	$168,830	$2,932	$171,762	$169,833	$5,198	$175,031	$(3,269)
Commercial	632,410	51,673	684,083	458,506	62,675	521,181	162,902
Construction	83,986	1,007	84,993	62,258	971	63,229	21,764
Home equity	8,915	7,365	16,280	10,226	7,940	18,166	(1,886)
	894,141	62,977	957,118	700,823	76,784	777,607	179,511
Commercial business	138,621	28,021	166,642	120,360	28,899	149,259	17,383
Consumer	30	1,909	1,939	243	2,653	2,896	(957)
Total loans	$1,032,792	$92,907	$1,125,699	$821,426	$108,336	$929,762	$195,937

Asset Quality

Asset quality metrics remained strong through the third quarter of 2015. Nonperforming assets totaled $3.7 million and represented 0.28% of total assets at September 30, 2015, compared to $4.3 million and 0.39% of total assets at December 31, 2014. Nonaccrual loans totaled $2.4 million at September 30, 2015, a decrease of $1.0 million compared to December 31, 2014. The balance of foreclosed real estate increased $378 thousand and totaled $1.3 million at September 30, 2015 when compared to December 31, 2014.

The following table presents nonperforming assets and additional asset quality data for the dates indicated:

	At September 30, 2015			At December 31, 2014
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total
Nonaccrual loans:
Real estate loans:
Commercial	970	633	1,603	3,220	-	3,220
Home equity	-	396	396	-	-	-
Commercial business	225	143	368	142	-	142
Total non accrual loans	1,195	1,172	2,367	3,362	-	3,362
Property acquired through foreclosure or repossession, net	-	1,328	1,328	-	950	950
Total nonperforming assets	$1,195	$2,500	$3,695	$3,362	$950	$4,312

Nonperforming assets to total assets	0.09%	0.19%	0.28%	0.31%	0.09%	0.39%
Nonaccrual loans to total loans	0.12%	1.26%	0.21%	0.41%	0.00%	0.36%
Total past due loans to total loans	0.67%	4.89%	1.02%	0.42%	4.23%	0.86%
Accruing loans 90 days or more past due	$-	$1,082	$1,082	$216	$1,782	$1,998

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

At September 30, 2015, our allowance for loan losses was $13.7 million and represented 1.22% of total loans, compared to $10.9 million, or 1.17% of total loans, at December 31, 2014. The net increase in the allowance primarily reflects a provision of $2.9 million.

The following tables present the activity in our allowance for loan losses and related ratios for the dates indicated, and include both originated and acquired allowance activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Balance at beginning of period	$12,230	$8,985	$10,860	$8,382
Charge-offs:
Construction	-	-	-	(100)
Commercial business	-	-	(15)	-
Consumer	-	-	(6)	(1)
Total charge-offs	-	-	(21)	(101)
Recoveries:
Consumer	1	1	5	424
Total recoveries	1	1	5	424
Net (recoveries) charge-offs	(1)	(1)	16	(323)
Provision charged to earnings	1,489	566	2,876	847
Balance at end of period	$13,720	$9,552	$13,720	$9,552
Net charge-offs (recoveries) to average loans	0.00%	0.00%	0.00%	(0.05)%
Allowance for loan losses to total loans	1.22%	1.28%	1.22%	1.28%

The following tables present the allocation of the allowance for loan losses and the percentage of these loans to total loans for the dates indicated:

	At September 30,		At December 31,
	2015		2014
		Percent of		Percent of
		Loan		Loan
(Dollars in thousands)	Amount	Portfolio	Amount	Portfolio
Residential real estate	$1,414	15.26%	$1,431	18.83%
Commercial real estate	7,564	60.77	5,480	56.06
Construction	1,537	7.55	1,102	6.80
Home equity	180	1.45	205	1.95
Commercial business	3,017	14.80	2,638	16.05
Consumer	8	0.17	4	0.31
Total allowance for loan losses	$13,720	100.00%	$10,860	100.00%

The allocation of the allowance for loan losses at September 30, 2015 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the allowance for loan losses at September 30, 2015 is appropriate to cover probable losses.

Investment Securities

At September 30, 2015, the carrying value of our investment securities portfolio totaled $56.3 million and represented 4% of total assets, compared to $76.5 million and 7% of total assets at December 31, 2014. The decrease of $20.2 million, or 26%, primarily reflects early calls and scheduled maturities of U.S. Government agency obligations. We purchase investment grade securities with a focus on earnings, duration exposure and for use as collateral for public funds. There were no purchases or sales of available-for-sale investment securities during the first, second or third quarters of 2015.

The net unrealized gain position on our investment portfolio at September 30, 2015 and December 31, 2014 was $813 thousand and $1.1 million, respectively and included gross unrealized losses of $390 thousand and $290 thousand, respectively. The gross unrealized losses were concentrated in U.S. Government, agency obligations and State agency and municipal obligations, mainly reflecting interest rate fluctuation since date of purchase. At September 30, 2015, we determined that all unrealized losses are temporary.

Sources of Funds

Total deposits were $1.0 billion at September 30, 2015, an increase of $190.3 million, from the balance at December 31, 2014 primarily reflecting increases in certificates of deposits and money market accounts. Certificates of deposit increased $119.9 million from $308.5 million at December 31, 2014 to $428.4 million at September 30, 2015. Money markets increased $80.7 million from $216.2 million at December 31, 2014 to $296.9 million at September 30, 2015. Brokered deposits totaled $69.6 million at September 30, 2015 and represent customer money reciprocal deposits for customers that desire FDIC protection and one way CDARS. Brokered deposits are utilized as an additional source of funding.

We utilize advances from the Federal Home Loan Bank of Boston, or FHLBB, as part of our overall funding strategy and to meet short-term liquidity needs. Total FHLBB advances were $120.0 million at September 30, 2015 compared to $129.0 million at December 31, 2014. The decrease of $9.0 million, or 7%, reflects normal operating fluctuation in our borrowings.

On August 19, 2015 the Company completed a private placement of $25.5 million in aggregate principal amount of fixed rated subordinated notes (the “Notes”) to certain institutional investors. The Notes are non-callable for five years, have a stated maturity of August 15, 2025, and bear interest at a quarterly pay fixed rate of 5.75% per year to the maturity date or any early redemption date. The Notes have been structured to qualify for the Company as Tier 2 capital under regulatory guidelines. The Company will use the net proceeds from the sales of the Notes for general corporate purposes, including a plan to redeem the $11.0 million outstanding of its Senior Noncumulative Perpetual Preferred Stock issued in 2011 to the U.S. Treasury under the Small Business Lending Fund Program by December 31, 2015. The Notes were assigned an investment grade rating of BBB by Kroll Bond Rating Agency.

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

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of September 30, 2015, the Company had cash and cash equivalents of $86.8 million and available-for-sale securities of $45.0 million. At September 30, 2015, outstanding commitments to originate loans totaled $38.9 million and undisbursed funds from approved lines of credit, home equity lines of credit and secured commercial lines of credit totaled $134.7 million. Time deposits scheduled to mature in one year or less at September 30, 2015 totaled $236.6 million. Historically, the Company’s deposit flow history has been that a significant portion of such deposits remain with the Company.

Capital Resources

Total shareholders’ equity was $135.8 million at September 30, 2015 compared to $129.2 million at December 31, 2014. The increase of $6.6 million primarily reflected net income of $6.4 million for the nine months ended September 30, 2015. The ratio of total equity to total assets was 10.3% at September 30, 2015, which compares to 11.8% at December 31, 2014.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At September 30, 2015, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At September 30, 2015, the Bank’s ratio of total common equity tier 1 capital to risk-weighted assets was 10.75%, total capital to risk-weighted assets was 11.94%, Tier 1 capital to risk-weighted assets was 10.75% and Tier 1 capital to average assets was 9.84%.

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

The Company’s Board of Directors declared a $0.05 per share cash dividend, payable December 21, 2015 to shareholders of record on December 11, 2015.

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

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning September 30, 2015 and December 31, 2014:

Parallel Ramp	Estimated Percent Change
	in Net Interest Income
	September 30,	December 31,
Rate Changes (basis points)	2015	2014
-100	(1.29)%	(0.95)%
+200	(2.08)	(4.00)

Parallel Shock	Estimated Percent Change
	in Net Interest Income
	September 30,	December 31,
Rate Changes (basis points)	2015	2014
-100	(3.33)%	(3.26)%
+100	(1.48)	(3.07)
+200	(1.26)	(5.61)
+300	(1.93)	(9.00)

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

The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:

	Estimated Percent Change
	in Economic Value of Equity
	September 30,	December 31,
Rate Changes (basis points)	2015	2014
-100	(5.70)%	(0.50)%
+100	(4.40)	(8.50)
+200	(10.30)	(18.20)
+300	(15.50)	(26.90)

The interest rate risk position remains liability sensitive in the near-term with an emerging asset sensitive bias throughout the longer-term simulation horizon. The expected exposure over the first two to three years of the simulation has been reduced due to inflated overnight cash positions and an additional $25 million interest rate swap. The Bank remains within all internally established policies for interest rate risk and the economic value of equity calculation.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company and the Bank are periodically involved in various legal proceedings as normal incident their businesses. In the opinion of management, no material loss is expected from any such lawsuit.

Item 1a. Risk Factors

There have been no material changes in risk factors previously disclosed in the Company’s Form 10-K dated March 16, 2015, filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 19, 2015, the Company completed the offering and sale of $25,500,000 aggregate principal amount of its fixed rate 5.75% Subordinated Notes due August 15, 2025 (the "Notes"). The Notes were offered pursuant to a private placement of securities to accredited institutional investors and a Note Purchase Agreement. The Notes provide for quarterly interest payments only with the principal due in full on August 15, 2025, unless paid earlier. The Company, in its discretion, shall have the right to redeem or prepay any or all of the Notes, without premium or penalty prior to August 15, 2025: (a) in whole or in part, at any time on or after August 15, 2020 and prior to August 15, 2025, but in all cases in a principal amount with integral multiples of $1,000, on any interest payment date; or (b) in whole, at any time, upon the occurrence of a Tier 2 Capital Event or a Tax Event as defined in the Notes, or if the Company is required to register as an investment company pursuant to the Investment Company Act of 1940 (15 U.S.C. 80a-1 et seq.). Any such redemption will be at a price equal to 100% of the principal amount of the Note to be redeemed or prepaid on such date, plus interest accrued and unpaid to, but excluding, the date of redemption or prepayment. Keefe, Bruyette & Woods, A Stifel Company, served as the sole placement agent for the private offering, with an underwriting discount of 1.5% ($382,500). The Company plans to use the net proceeds from the sales of the Notes for general corporate purposes, including to redeem the approximately $11.0 million outstanding of its Senior Noncumulative Perpetual Preferred Stock issued in 2011 to the U.S. Treasury under the Small Business Lending Fund Program. The Notes were assigned an investment grade rating of BBB by Kroll Bond Rating Agency.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

31.1	Certification of Christopher R. Gruseke pursuant to Rule 13a-14(a)

31.2	Certification of Ernest J. Verrico, Sr. pursuant to Rule 13a-14(a)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Bankwell Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statement of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankwell Financial Group, Inc.

Date: November 9, 2015	/s/ Christopher R. Gruseke
Christopher R. Gruseke
President and Chief Executive Officer

Date: November 9, 2015	/s/ Ernest J. Verrico, Sr.
Ernest J. Verrico, Sr.
Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting
Officer)

