Form 10-K
period 2015-12-31
Bankwell Financial Group, Inc.
filed 2016-03-15
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to________
Commission File Number: 001-36448
Bankwell Financial Group, Inc.
(Exact Name of Registrant as specified in its Charter)
Connecticut (State or other jurisdiction of Incorporation or organization)	20-8251355 (I.R.S. Employer Identification No.)
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
☐ Yes   ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes   ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☑ No
Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2015 based on the closing price of the common stock as reported on the NASDAQ Global Market: $97,941,281
As of February 29, 2016, there were 7,529,191 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders, expected to be filed pursuant to Regulation 14A within 120 days after the end of the 2015 fiscal year, are incorporated by reference into Part III of this report on Form 10-K

Bankwell Financial Group, Inc.
Form 10-K
i

BANKWELL FINANCIAL GROUP, INC.
FORM 10-K
PART 1
Item 1.
Business

Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or the Securities Act, and Section 21E of the Exchange Act. These statements are often, but not always, made with the words or phrases such as “may,” “should,” “believe,” “likely result in,” “expect,” “would,” “intend,” “could,” “predict,” “potential,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “plan,” “projection,” and “outlook” or the negative version of those words or other similar words of a forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these forward-looking statements. Important factors that may cause actual results to differ from those contemplated by these forward-looking statements include, but are not limited to, those disclosed under “Risk Factors” in Part I Item 1A as well as the following factors:
•
local, regional and national business or economic conditions may differ from those expected;

•
we are subject to credit risk and could incur losses in our loan portfolio;

•
our allowance for loan losses may not be adequate to absorb loan losses;

•
changes in real estate values could also increase our credit risk;

•
we could experience changes in our key management personnel;

•
we may not be able to successfully execute our management team’s strategic initiatives;

•
our ability to successfully execute our growth initiatives such as branch openings and acquisitions;

•
volatility and direction of market interest rates;

•
increased competition within our market area may limit our growth and profitability;

•
economic, market, operational, liquidity, credit and interest rate risks associated with our business;

•
the effects of and changes in trade, monetary and fiscal policies and laws, including the Federal Reserve Board’s interest rate policies;

•
changes in accounting policies and practices, as may be adopted by regulatory agencies, the Public Accounting Oversight Board or the Financial Accounting Standards Board;

•
changes in law and regulatory requirements (including those concerning taxes, banking, securities and insurance); and

•
further governmental intervention in the U.S. financial system.

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

General
Bankwell Financial Group, Inc. (the Company, we, our, us) is a bank holding company, headquartered in New Canaan, Connecticut and offers a broad range of financial services through our banking subsidiary, Bankwell Bank (the Bank), a Connecticut state non-member bank founded in 2002. Our primary market is the greater Fairfield and New Haven County, Connecticut area, which we serve from our main banking office located in New Canaan, Connecticut and eight other branch offices located throughout the Fairfield and New Haven County area. As of December 31, 2015, on a consolidated basis, we had total assets of approximately $1.3 billion, net loans of approximately $1.1 billion, total deposits of approximately $1.0 billion, and shareholders’ equity of approximately $131.8 million.
We are committed to being the premier “Hometown” bank in Fairfield and New Haven Counties and surrounding areas. We believe that our market exhibits highly attractive demographic attributes and presents favorable competitive dynamics, thereby offering long-term opportunities for growth. We have a history of building long-term customer relationships and attracting new customers through what we believe is our superior customer service and our ability to deliver a diverse product offering. In addition, we believe that our strong capital position and extensive local ownership, coupled with a highly respected and experienced executive management team and board of directors, give us credibility with our customers and potential customers in our market. Our focus is on building a franchise with meaningful market share and consistent revenue growth complemented by operational efficiencies that we believe will produce attractive risk-adjusted returns for our shareholders.
On May 15, 2014, Bankwell Financial Group, Inc. priced 2,702,703 common shares in its IPO at $18.00 per share, and on May 15, 2014, Bankwell common shares began trading on the Nasdaq Stock Market. The net proceeds from the IPO were approximately $44.7 million, after deducting the underwriting discount of approximately $2.5 million and approximately $1.3 million of expenses.
Our History and Growth
Bankwell Bank was originally chartered as two separate banks, The Bank of New Canaan (including a separate division, Stamford First Bank) and The Bank of Fairfield, which were subsequently merged and rebranded as “Bankwell Bank.” It was chartered with a commitment to building the premier community bank in the market we serve. We began operations in April 2002 with an initial capitalization of  $8.6 million. On November 5, 2013, we acquired The Wilton Bank, and it was merged into Bankwell Bank. On October 1, 2014, we acquired Quinnipiac Bank and Trust Company and it was merged into Bankwell Bank.
With the efforts of our strong management team, we continued our growth and maintained a strong track record of performance. From December 31, 2010 through December 31, 2015, our total assets grew from $395.7 million to approximately $1.3 billion; our loans outstanding grew from $282.6 million to approximately $1.1 billion and our noninterest bearing deposits grew from $50.2 million to approximately $164.6 million. We believe this growth was driven by our ability to provide superior service to our customers and our financial stability. This loan growth was achieved while maintaining our focus on our strong underwriting standards, which has been reflected in our low net charge-off levels.
Business Strategy
We are focused on being the “Hometown” bank and banking provider of choice in our highly attractive market areas through:
•
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

•
Strategic Acquisitions.   To complement our organic growth, we focus on strategic acquisitions in or around our existing markets that further our objectives. We believe there are banking institutions that continue to face credit challenges, capital constraints and liquidity issues and that lack the scale and management expertise to manage the increasing regulatory burden and will likely need to partner with an institution like ours. As we evaluate potential acquisitions, we will continue to seek acquisitions that provide meaningful financial benefits, long-term organic growth opportunities and expense reductions, without compromising our risk profile.

•
Utilization of Efficient and Scalable Infrastructure.   We employ a systematic and calculated approach to increasing our profitability and improving our efficiencies. We continually upgrade our operating infrastructure particularly in the areas of technology, data processing, compliance and personnel. We believe that our scalable infrastructure provides us with an efficient operating platform from which to grow in the near term, and without incurring significant incremental noninterest expenses, while continuing to deliver our high-quality, responsive customer service, which will enhance our ability to grow and increase our returns.

•
Disciplined Focus on Risk Management.   Effective risk management is a key component of our strong corporate culture. We use our strong risk management process to monitor our existing loan and investment securities portfolios, support operational decision-making and improve our ability to generate earning assets with strong credit quality. To maintain our strong credit quality, we use a comprehensive underwriting process and we seek to maintain a diversified loan portfolio and a conservative investment securities portfolio. Board-approved policies contain approval authorities, as appropriate, and are reviewed at least annually. We have a Risk Management Steering Committee comprised of executive officers who oversee new business initiatives and other activities that warrant oversight of risk and related mitigants. Internal review procedures are performed regarding anti-money laundering and consumer compliance requirements. Our Chief Risk Officer reports directly to the Chair of our Audit Committee.

Our Competitive Strengths
We believe that we are especially well-positioned to create value for our shareholders as a result of the following competitive strengths:
•
Our Market.   Our current market is defined as the greater Fairfield and New Haven County area. The Stamford market area includes numerous affluent suburban communities of professionals who work and commute into New York City, approximately 50 miles from our headquarters, and many small to mid-sized businesses which support these communities. Fairfield County is the wealthiest county in Connecticut, with a 2010 – 2014 median household income of  $83,163 according to estimates from United States Census Bureau. We believe that this market has economic and competitive dynamics that are favorable to executing our growth strategy.

•
Experienced and Respected Management Team with a Proven and Successful Track Record.   Our executive management team, is comprised of seasoned professionals with significant banking experience, a history of high performance at local financial institutions and success in identifying, acquiring and integrating financial institutions. Our senior management team includes Christopher R. Gruseke, Chief Executive Officer (one year with us), Heidi S. DeWyngaert, Executive Vice President, Chief Lending Officer (eleven years with us), Ernest J. Verrico, Sr., Executive Vice President, Chief Financial Officer (six years with us), Christine A. Chivily, Executive Vice President, Chief Credit Officer (three years with us), and Michele Johnson, Senior Vice President, Chief Risk Officer (seven years with us).

•
Dedicated Board of Directors with Strong Community Involvement.   Our board of directors is comprised of a group of local business leaders who understand the need for strong community banks that focus on serving the financial needs of their customers. One of our directors, Frederick R. Afragola, was instrumental in our organization and growth. Mr. Afragola was the Chief Executive Officer and President of Bankwell from its opening in 2002 until his retirement in 2008 and played an integral role in building our foundation and guiding our growth. The interests of our executive management team and directors are aligned with those of our shareholders through common stock ownership. By capitalizing on the close community ties and business relationships of our executive management team and directors, we are positioned to continue taking advantage of the market opportunity present in our primary market.
•
Strong Capital Position.   At December 31, 2015, we had a 9.68% tangible common equity ratio, and the Bank had a 10.84% tier 1 leverage ratio and a 12.18% tier 1 risk-based ratio. We believe that our ability to attract capital has facilitated our growth and is an integral component to the execution of our business plan.

•
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

Employees
At December 31, 2015, we had a total of 123 full-time employees, 2 part-time employees and no temporary employees. None of our employees is subject to a collective bargaining agreement.
Company Website and Availability of Securities and Exchange Commission Filings
Information regarding the Company is available through the Investor Relations tab at www.mybankwell.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge at www.sec.gov and at www.mybankwell.com under the Investor Relations tab. Information on the website is not incorporated by reference and is not a part of this annual report on Form 10-K.
Competition
The financial services industry in our market and the surrounding area is highly competitive. We compete with commercial banks, savings banks, savings associations, money market funds, mortgage brokers, finance companies, credit unions, insurance companies, investment firms and private lenders in various segments of our business. Many of these competitors have more assets, capital and higher lending limits, and more resources than we do and may be able to conduct more intensive and broader-based promotional efforts to reach both commercial and individual customers. Competition for deposit products can depend heavily on pricing because of the ease with which customers can transfer deposits from one institution to another.
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
Lending Activities
General.   Our primary lending focus is to serve commercial and middle-market businesses and their executives, high net worth individuals, not-for-profit organizations and consumers with a variety of financial products and services, while maintaining strong and disciplined credit policies and procedures. We offer a full array of commercial and retail lending products to serve the needs of our customers. Commercial lending products include owner-occupied commercial real estate loans, commercial real estate investment loans, commercial loans (such as business term loans, equipment financing and lines of credit) to small and mid-sized businesses and real estate construction and development loans. Retail lending products include residential mortgage loans, home equity lines of credit and consumer installment loans. Our retail lending products are offered to the community in general and as an accommodation to our commercial customers, and their executives and employees. We focus our lending activities on loans that we originate from borrowers located in our market. We have established an informal, internal lending limit to one borrower/relationship subject to the statutory maximum of 15% of our unimpaired capital and reserves for loan loss and up to 40% for commercial real estate secured loans.
We market our lending products and services to qualified borrowers through conveniently located banking offices, relationship networks and high touch personal service. We target our business development and marketing strategy primarily on small to medium businesses with between $5 million and $50 million in annual revenue. Our relationship managers actively solicit the business of companies entering our market areas as well as long-standing businesses operating in the communities we serve. We seek to attract new lending customers through professional service, relationship networks, competitive pricing and innovative structure, including the utilization of federal and state tax incentives. We pride ourselves on smart, efficient underwriting and timely decision making for new loan requests due to our leaner approval structure and local decision-making. We believe this gives us a competitive advantage over larger institutions that are not as nimble.
Total loans before deferred loan fees and the allowance for loan losses were $1.1 billion at December 31, 2015. Since December 31, 2011, total loans have increased $778.2 million from $369.3 million, reflecting expansion of our branch network, including $87.4 million of acquired loans from The Wilton Bank and Quinnipiac Bank and Trust Company. The following table summarizes the composition of our loan portfolio for the dates indicated.
	At December 31,
	2015		2014		2013
	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
	(In thousands)
Real estate loans:
Residential	$177,184	15.44%	$175,031	18.83%	$155,874	24.66%
Commercial	697,542	60.79	521,181	56.06	316,533	50.08
Construction	82,273	7.17	63,229	6.80	51,545	8.16
Home equity	15,926	1.39	18,166	1.95	13,892	2.20
	972,925	84.79	777,607	83.64	537,844	85.10
Commercial business	172,853	15.06	149,259	16.05	93,566	14.80
Consumer	1,735	0.15	2,896	0.31	602	0.10
Total loans	$1,147,513	100.00%	$929,762	100.00%	$632,012	100.00%

	At December 31,
	2012		2011
	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
	(In thousands)
Real estate loans:
Residential	$144,288	27.22%	$104,754	28.37%
Commercial	284,763	53.72	173,951	47.10
Construction	33,148	6.26	40,422	10.95
Home equity	11,030	2.08	14,815	4.01
	473,229	89.28	333,942	90.43
Commercial business	56,764	10.71	35,041	9.49
Consumer	57	0.01	311	0.08
Total loans	$530,050	100.00%	$369,294	100.00%

Commercial loans.   We offer a wide range of commercial loans, including business term loans, equipment financing and lines of credit to small and midsized businesses. Our target commercial loan market is retail and professional establishments and small to medium sized businesses. The terms of these loans vary by purpose and by type of underlying collateral. The commercial loans primarily are underwritten on the basis of the borrower’s ability to service the loan from cash flow. We make equipment loans with conservative margins generally for a term of ten years or less, supported by the useful life of the equipment, at fixed or variable rates, with the loan fully amortizing over the term. Loans to support working capital typically have terms not exceeding one year and usually are secured by accounts receivable, inventory and personal guarantees of the principals of the business and at times by the commercial real estate of the borrower. For loans secured by accounts receivable or inventory, principal typically is repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is typically due at maturity. The quality of the commercial borrower’s management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower’s creditworthiness. Risks associated with our commercial loan portfolio include those related to the strength of the borrower’s business, which may be affected not only by local, regional and national market conditions, but also changes in the borrower’s management and other factors beyond the borrower’s control; those related to fluctuations in value of any collateral securing the loan; and those related to terms of the commercial loan, which may include balloon payments that must be refinanced or paid off at the end of the term of the loan. Our commercial loan portfolio presents a higher risk than our consumer real estate and consumer loan portfolios.
Commercial real estate loans.   We offer real estate loans for commercial property that is owner occupied as well as commercial property owned by real estate investors. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are also included in this category of loan. Commercial real estate loan terms generally are limited to ten years or less, although payments may be structured on a longer amortization basis of 20 to 30 years. The interest rates on our commercial real estate loans may be fixed or adjustable, although rates typically are not fixed for a period exceeding five to ten years. We generally charge an origination fee for our services. We typically require personal guarantees from the principal owners of the business or real estate supported by a review of the principal owners’ personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, the overall strength of the economy, new job creation trends, tenant vacancy rates, environmental contamination, and the quality of the borrower’s management. We make efforts to limit our risk by analyzing borrowers’ cash flow and collateral value as well as all of the sponsors’ investment activities. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as owner-occupied offices/warehouses/production facilities, office buildings, industrial, mixed-use residential/commercial, retail centers and multifamily properties. Our commercial real estate loan portfolio presents a higher risk than our consumer real estate and consumer loan portfolios.
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
Consumer loans.   We offer consumer loans as an accommodation to our existing customers, but do not market consumer loans to persons who do not have a pre-existing relationship with us. As of December 31, 2015, our consumer loans represented less than 1% of our total loan portfolio. We do not expect our consumer loans to become a material component of our loan portfolio at any time in the foreseeable future. Although we do not engage in any material amount of consumer lending, our consumer loans, which are underwritten primarily based on the borrower’s financial condition and, in many cases, are unsecured credits, subject us to risk based on changes in the borrower’s financial condition, which could be affected by numerous factors, including those discussed above.
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
Credit concentrations.   In connection with the management of our credit portfolio, we actively manage the composition of our loan portfolio, including credit concentrations. We monitor borrower and loan product concentrations on at least a quarterly basis. Loan product concentrations are reviewed annually in conjunction with the portfolio’s credit quality and the business plan for the coming year. All concentrations are monitored by our Chief Credit Officer and our Loan Committee. We have also established an informal, internal lending limit to one borrower/relationship subject to the statutory maximum of 15% of our unimpaired capital and reserves for loan loss and up to 40% for commercial real estate-secured loans. Our top 20 borrowing relationships range in exposure from $9.6 million to $51.0 million and are monitored on an on-going basis.
Loan approval process.   We seek to achieve an appropriate balance between prudent, disciplined underwriting, on the one hand, and flexibility in our decision-making and responsiveness to our customers, on the other hand. Our credit approval policies have a tiered approval process, with larger exposures referred to the Bank’s internal loan committee and the Directors’ Loan Committee, as appropriate, based on the size of the loan. Smaller exposures are approved under a three-signature system. Loans with policy exceptions require the next higher level of approval authority, the highest of which is the Directors’ Loan Committee, depending on dollar amount. These authorities are periodically reviewed and updated by our board of directors. We believe that our credit approval process provides for thorough underwriting and efficient decision making.
Credit risk management.   Credit risk management involves a partnership between our relationship managers and our credit approval, credit administration and collections personnel. Portfolio monitoring and early problem recognition are an important aspect of maintaining our high credit quality standards. Past due reports are reviewed on an ongoing basis and insurance and tax payment monitoring is in place. Our evaluation and compensation program for our relationship managers includes significant goals that we believe motivate the relationship managers to focus on high quality credit consistent with our strategic focus on asset quality.
It is our policy to review all non-amortizing commercial loans in excess of  $50 thousand and amortizing commercial loans in excess of  $750 thousand on an annual basis, or more frequently through the receipt of interim and annual financial statements and borrowing base certificates depending on loan structure and covenants. Our policies require rapid notification of delinquency and prompt initiation of collection actions. Relationship managers, credit administration personnel and senior management proactively support collection activities in order to maximize accountability and efficiency.
As part of these annual review procedures, we analyze recent financial statements of the collateral property, business and/or borrower to determine the current level of occupancy, revenues and expenses and to investigate any deterioration in the value of the real estate collateral or in the borrower’s or Company’s financial condition. Upon completion, we update or confirm the risk rating assigned to each loan. Relationship managers are encouraged to bring potential credit issues to the attention of our Chief Credit Officer immediately upon any sign of deterioration in the performance of the borrower. We maintain a list of loans that receive additional attention if we believe there may be a potential credit risk via our Watch List report.
Loans that are upgraded or downgraded are reviewed by our Chief Credit Officer, while classified loans undergo a detailed quarterly analysis prepared by the lending officer and reviewed by management, our Internal Loan Committee and Directors’ Loan Committee. This review includes an evaluation of the market conditions, the property’s or company’s trends, the borrower and guarantor status, the level of reserves required and loan accrual status. Additionally, we have an independent, third-party loan review performed which includes loan grades and our credit administration functions each year. Finally, we perform an annual stress test of our commercial real estate portfolio, in which we evaluate the impact on the portfolio of declining economic conditions, including lower values and decline in net operating income which may result from lower rental rates, lower occupancy rates and higher interest rates. Management reviews these reports and presents them to our Loan Committees. These asset review procedures provide management with additional information for assessing our asset quality.
Investment Activities
We manage our investment portfolio primarily for liquidity purposes, with a secondary focus on returns through the use of a liquidity portfolio and an earnings portfolio. Our liquidity portfolio’s primary purpose is to provide adequate liquidity necessary to meet any reasonable decline in deposits and any anticipated increase in the loan portfolio. The majority of these securities are classified as available for sale. Our earnings portfolio’s primary purpose is to generate earnings adequate to provide and contribute to stable income and to generate a profitable return while minimizing risk. Additionally, our investment portfolio is used to provide adequate collateral for various regulatory or statutory requirements and to manage our interest rate risk. We invest in a variety of high-grade securities, including government agency securities, government guaranteed mortgage backed securities, highly rated corporate bonds and municipal securities. We regularly evaluate the composition of our portfolio as changes occur with respect to the interest rate yield curve. Although we may sell investment securities from time to time to take advantage of changes in interest rate spreads, it is our policy not to sell investment securities unless we can reinvest the proceeds at a similar or higher spread, so as not to take gains to the detriment of future income.
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
We have built out a network of nine deposit-taking branch offices and attracted significant transaction account business through our relationship-based approach. As a result of our significant deposit growth in transaction accounts, which we define as demand, NOW and money market deposits, we have achieved a favorable deposit mix between transaction accounts and certificates of deposit.
Borrowed Funds
The Bank is a member of the Federal Home Loan Bank of Boston (FHLBB), which is part of a twelve district Federal Home Loan Bank System. Members are required to own capital stock of the FHLBB, and borrowings are collateralized by qualifying assets not otherwise pledged (principally single family residential mortgage loans and securities). The maximum amount of credit that the FHLBB will extend varies from time to time, depending on its policies and the amount of qualifying collateral the member can pledge. We utilize advances from the FHLBB as part of our overall funding strategy and to meet short-term liquidity needs
On August 19, 2015 the Company completed a private placement of  $25.5 million in aggregate principal amount of fixed rate subordinated notes (the “Notes”) to certain institutional investors. The Notes are non-callable for five years, have a stated maturity of August 15, 2025, and bear interest at a quarterly pay fixed rate of 5.75% per annum to the maturity date or the early redemption date.
The Notes have been structured to qualify for the Company as Tier 2 capital under regulatory guidelines. The Company will use the net proceeds from the sales of the Notes for general corporate purposes, including the redemption of the $11.0 million outstanding of its Senior Noncumulative Perpetual Preferred Stock issued in 2011 to the U.S. Treasury under the Small Business Lending Fund Program on November 20, 2015. The Notes were assigned an investment grade rating of BBB by Kroll Bond Rating Agency.
Small Business Lending Fund Program
Starting in 2011, we participated in the Small Business Lending Fund program, or SBLF, offered by the United States Department of the Treasury, a dedicated investment fund designed to encourage lending to small businesses by providing capital to qualified community banks and community development loan funds with assets of less than $10 billion. In connection with SBLF, the Treasury purchased shares of our preferred stock on August 4, 2011 for an aggregate purchase price of approximately $11.0 million. We used the proceeds from the SBLF funding to repurchase the preferred stock issued by us to the Treasury in connection with its Capital Purchase Program, as well as to provide additional capital to the Bank, allowing the Bank to expand its small business lending programs. As a result of our success in making loans through the program, we were allowed to pay dividends at a 1% interest rate. The company repaid the SBLF funds in full on November 20, 2015.
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
The Dodd-Frank Act made many other changes to banking regulations including authorizing depository institutions, for the first time, to pay interest on business checking accounts, requiring originators of securitized loans to retain a percentage of the risk for transferred loans, establishing regulatory rate-setting for certain debit card interchange fees, establishing a number of reforms for mortgage originations, requiring bank holding companies and banks to be “well capitalized” and “well managed” in order to acquire banks located outside of their home state, requiring any bank holding company electing to be treated as a financial holding company to be “well capitalized” and “well managed” and authorizing national and state banks to establish de novo branches in any state that would permit a bank chartered in that state to open a branch at that location.
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
Many of the provisions of the Dodd-Frank Act require various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. It is therefore challenging to predict at this time the full impact the Dodd-Frank Act and implementing regulations will have on community banks and their holding companies. It is expected that the legislation and implementing regulations, particularly those provisions relating to the Consumer Financial Protection Bureau, has and will increase our operating and compliance costs.
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
Dividends.   The Bank may pay cash dividends out of its net profits. For purposes of this restriction, “net profits” represents the remainder of all earnings from current operations. Further, the total amount of all dividends declared by a bank in any year may not exceed the sum of a bank’s net profits for the year in question combined with its retained net profits from the preceding two years. Federal law also prevents an institution from paying dividends or making other capital distributions that, if by doing so, would cause it to become “undercapitalized”. Beginning January 1, 2016, the Basel III Capital Rules limit the amount of dividends the Bank can pay if its capital ratios are below the threshold levels of the capital conservation buffer established by the rules. The capital conservation buffer is being phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer of 2.5% (as a percentage of risk-weighted assets) will be effective. The capital conservation buffer is composed entirely of common equity tier 1 capital and is in addition to the minimum risk-based capital requirement. The FDIC may further limit a bank’s ability to pay dividends. Moreover, the federal agencies have issued policy statements that provide that insured banks should generally only pay dividends out of current operating earnings.
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
Under federal law, the Bank may not pay any dividend to us if the Bank is undercapitalized or the payment of the dividend would cause it to become undercapitalized. Beginning January 1, 2016, the Basel III Capital Rules limit the amount of dividends the Bank can pay to us if its capital ratios are below the threshold levels of the capital conservation buffer established by the rules. The capital conservation buffer is being phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer of 2.5% (as a percentage of risk-weighted assets) will be effective. The capital conservation buffer is composed entirely of common equity tier 1 capital and is in addition to the minimum risk-based capital requirement. The FDIC may further restrict the payment of dividends by requiring the Bank to maintain a higher level of capital than would otherwise be required for it to be adequately capitalized for regulatory purposes. Moreover, if, in the opinion of the FDIC, the Bank is engaged in an unsafe or unsound practice (which could include the payment of dividends), the FDIC may require, generally after notice and hearing, it to cease such practice. The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe banking practice. The FDIC has also issued policy statements providing that insured depository institutions generally should pay dividends only out of current operating earnings.
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
As of January 1, 2015, the Company and the Bank became subject to new capital rules set forth by the Federal Reserve, the FDIC and the other federal and state bank regulatory agencies. The new capital rules revise the banking agencies’ leverage and risk-based capital requirements and the method for calculating risk weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act (the Basel III Capital Rules).
The Basel III Capital Rules establish a new minimum common equity Tier 1 capital requirement of 4.5% of risk-weighted assets; set the minimum leverage ratio at 4% of total assets; increased the minimum Tier 1 capital to risk-weighted assets requirement from 4% to 6%; and retained the minimum total capital to risk weighted assets requirement at 8.0%. A “well-capitalized” institution must generally maintain capital ratios 200 basis points higher than the minimum guidelines.
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
•
Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts;

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•
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
•
A lending test, to evaluate the bank’s record of making loans in its assessment areas;

•
An investment test, to evaluate the bank’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and

•
A service test, to evaluate the bank’s delivery of services through its branches, ATMs, and other offices.

Connecticut has its own statutory counterpart to the CRA which is applicable to the Bank. The Connecticut version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Connecticut law requires the Connecticut Department of Banking to consider, but not be limited to, a bank’s record of performance under Connecticut law in considering any application by the Bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. In our most recent evaluation under Connecticut law Bankwell received a CRA rating of  “satisfactory”.
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
•
Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•
Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•
Fair Credit Reporting Act of 1978, governing the use of consumer credit reports and the provision of information to credit reporting agencies;

•
Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•
Real Estate Settlement Procedures Act, governing closing costs and settlement procedures and disclosures to consumers related thereto;

•
Service members Civil Relief Act of 2004, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•
Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

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
Incentive Compensation Guidance.   The federal banking agencies have released comprehensive guidance on incentive compensation policies focused on ensuring that financial institutions’ incentive compensation policies do not undermine the safety and soundness of those institutions by encouraging excessive risk taking. The incentive compensation guidance sets expectations for financial institutions concerning their incentive compensation arrangements and related risk management, control and governance processes. All employees that have the ability to materially affect the risk profile of a financial institution, either individually or as part of a group, are covered by the guidance. The guidance is based upon three core concepts: (1) balanced risk-taking incentives; (2) effective controls and risk management compatibility; and (3) strong corporate governance.
Deficiencies in compensation practices that are identified may be incorporated into the institution’s supervisory ratings, which can affect the organization’s ability to take certain actions, including the ability to make acquisitions or take other actions. Enforcement actions by the institution’s primary federal banking agency may be initiated if the institution’s incentive compensation programs pose a risk to the safety and soundness of the organization. In addition, beginning January 1, 2016, the Basel III Capital Rules limit discretionary bonus payments to the Bank’s executive officers if its capital ratios are below the threshold levels of the capital conservation buffer established by the rules. The capital conservation buffer is being phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer of 2.5% (as a percentage of risk-weighted assets) will be effective. The capital conservation buffer is composed entirely of common equity tier 1 capital and is in addition to the minimum risk-based capital requirement.
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
Financial Modernization.   The Gramm-Leach-Bliley Act, or the GLB Act, permits greater affiliation among banks, securities firms, insurance companies, and other companies under a type of financial services company known as a “financial holding company”. A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The GLB Act also permits the Federal Reserve Board and the Treasury Department to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a “satisfactory” CRA rating. A financial holding company must provide notice to the Federal Reserve Board within 30 days after commencing activities previously determined by statute or by the Federal Reserve Board and Department of the Treasury to be permissible.

We have not submitted notice to the Federal Reserve Board of our intent to be deemed a financial holding company. However, we are not precluded from submitting a notice in the future should we wish to engage in activities only permitted to financial holding companies.
Privacy Requirements.   Under the Gramm-Leach-Bliley Act, or the GLB Act, all financial institutions are required to establish policies and procedures to restrict the sharing of non-public customer data with non-affiliated parties and to protect customer data from unauthorized access. In addition, the Fair Credit Reporting Act of 1970, or FCRA, includes many provisions concerning national credit reporting standards and permits consumers, including customers of the Bank, to opt out of information-sharing for marketing purposes among affiliated companies. The Fair and Accurate Credit Transactions Act of 2004 amended certain provisions of the FCRA and requires banks and other financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The Bank currently has a privacy protection policy in place and believes such policy is in compliance with the regulations.
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
Net Operating Loss Carryovers:   A corporation may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2015, we had $3.3 million of net operating loss carryforwards for federal income tax purposes. The carryovers were transferred to the Company upon the merger with The Wilton Bank and Quinnipiac Bank & Trust.
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
State Taxation
Connecticut
We are subject to the Connecticut corporation business tax. The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (7.5% for the fiscal years ending December 31, 2015 and 2014) to arrive at Connecticut income tax.
On October 8, 2015, the Bank formed a passive investment company, Bankwell Loan Servicing Group, Inc., in accordance with Connecticut tax laws, which permit transfers of real estate collateralized loans to such subsidiaries. The related earnings of the subsidiary, and any dividends it pays to the parent, are not subject to Connecticut income tax. The formation of the passive investment company will reduce state income taxes in the future.
The Company and the Bank are not currently under audit with respect to their state tax returns.

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
At December 31, 2015, our allowance for loan losses as a percentage of total loans was 1.23% and as a percentage of total non-accrual loans was 373.76%. Although we believe that our allowance for loan losses is adequate to cover known and probable incurred losses included in the portfolio, we cannot assure you that we will not further increase our allowance for loan losses or that our regulators will not require us to increase it. Either of these occurrences could adversely affect our earnings. If delinquencies and defaults increase, we could experience an increase in delinquencies and charge-offs and we may be required to increase our allowance for loan losses, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Our concentration of large loans to certain borrowers may increase our credit risk.
Our growth over the last several years has been partially attributable to our ability to originate and retain loans. Many of these loans have been made to a small number of borrowers, resulting in a high concentration of large loans to certain borrowers. We have established an informal, internal lending limit to one borrower/relationship subject to the statutory maximum of 15% of our unimpaired capital and reserves for loan loss and up to 40% for commercial real estate-secured loans. However, we may, under certain circumstances, consider going above this internal limit in situations where we are confident that (1) the loan to value ratio, other characteristics or the structure of the loan is such that it is a lower risk than standard, (2) we will be able to sell to another institution some portion of the relationship debt as either a whole loan or participation, (3) there is sufficient diversification in the ownership structure of the proposed borrowing entity that the involvement of one party to whom we have extended other debt will not significantly negatively impact the proposed loan’s performance in a downturn or (4) the proposed loan is secured by particularly strong collateral, for example, a commercial real estate loan secured by strong tenants with long-term leases, thereby reducing the reliance on the principals of the borrowing entity. As of December 31, 2015, our five largest relationships ranged from approximately $22.3 million to $51.0 million, and comprised in the aggregate, approximately 14.3% of our loan portfolio. In addition to other typical risks related to any loan, such as deterioration of the collateral securing the loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay their loan obligations for any reason, our nonperforming loans and our allowance for loan losses could increase significantly, which could adversely and materially affect our business, financial condition and results of operations.
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
These loans expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate. If we foreclose on these loans, our holding period for the collateral typically is longer than for a 1 – 4 family residential property because there are fewer potential purchasers of the collateral. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.
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
Our underwriting, review and monitoring cannot eliminate all of the risks related to these loans. Unexpected deterioration in the credit quality of our commercial real estate loan, commercial loan or construction loan portfolios would require us to increase our provision for loan losses, which would reduce our profitability and could have a material adverse effect on our business, financial condition, results of operations and future prospects.
Lack of seasoning of our loan portfolio could increase risk of credit defaults in the future.
As a result of our growth over the past recent years, a large portion of loans in our loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning”. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because a large portion of our portfolio is relatively new, the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned and may not serve as a reliable basis for predicting the health and nature of our loan portfolio, including net charge-offs and the ratio of nonperforming assets in the future. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of our loan portfolio. If delinquencies and defaults increase, we could experience an increase in delinquencies and charge-offs and we may be required to increase our allowance for loan losses, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
A prolonged downturn in the real estate market could result in losses and adversely affect our profitability.
As of December 31, 2015, approximately 85% of our loan portfolio was composed of commercial and consumer real estate loans. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A decline in real estate values could impair the value of our collateral and our ability to sell the collateral upon any foreclosure, which would likely require us to increase our provision for loan losses. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. If we are required to re-value the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability could be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
We are subject to interest rate risk that could negatively impact our profitability.
Our profitability, like that of most financial institutions, depends to a large extent on our net interest income, which is the difference between our interest income on interest earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings. Our interest rate sensitivity profile was liability sensitive as of December 31, 2015, meaning that we estimate our net interest income would decrease from rising interest rates than from falling interest rates.
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
We conduct substantially all of our operations in Fairfield and New Haven Counties, Connecticut. Substantially all of the real estate loans in our loan portfolio are secured by properties located in Fairfield County and a smaller number in New Haven County and the New York metropolitan area. In addition, as of December 31, 2015, the vast majority of the loans in our loan portfolio (measured by dollar amount) were made to borrowers who live or conduct business in the New York metropolitan area. We compete against a number of financial institutions who maintain significant operations located outside of the New York metropolitan area and outside the State of Connecticut. Accordingly, any regional or local economic downturn, or natural or man-made disaster, that affects Connecticut or the New York metropolitan area or existing or prospective property or borrowers in Connecticut or the New York metropolitan area may affect us and our profitability more significantly and more adversely than our more geographically diversified competitors, which could cause a material adverse effect on our business, financial condition, results of operations and prospects.
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
•
Our ability to build and maintain long-term customer relationships while ensuring high ethical standards and safe and sound banking practices;

•
The scope, relevance and pricing of products and services that we offer;

•
Customer satisfaction with our products and personalized services;

•
Industry and general economic trends; and

•
Our ability to keep pace with technological advances and to invest in new technology.

Increased competition could require us to increase the rates we pay on deposits or lower the rates we offer on loans, which could reduce our profitability. We derive a majority of our business from our primary market area, of Fairfield and New Haven Counties, Connecticut. Our failure to compete effectively in our primary market could cause us to lose market share and could have a material adverse effect on our business, financial condition, results of operations and future prospects.
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
Some institutions we may acquire may have distressed assets and there can be no assurance that we would be able to realize the value we predict from these assets or that we would make sufficient provision for future losses in the value of, or accurately estimate the future write downs taken in respect of, these assets.
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

•
Incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business;

•
Using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;

•
Intense competition from other banking organizations and other inquirers for acquisitions;

•
Potential exposure to unknown or contingent liabilities of banks and businesses we acquire;

•
The time and expense required to integrate the operations and personnel of the combined businesses;

•
Experiencing higher operating expenses relative to operating income from the new operations;

•
Creating an adverse short-term effect on our results of operations;

•
Losing key employees and customers as a result of an acquisition that is poorly received;

•
Significant problems relating to the conversion of the financial and customer data of the entity;

•
Inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the acquisition; or

•
Risks of impairment to goodwill or other than temporary impairment.

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
We are limited in the amount we can loan to a single borrower by the amount of our capital. Under Connecticut banking law, the total direct or indirect liabilities of any one obligor that are not fully secured, however incurred, to any Connecticut bank, exclusive of such bank’s investment in the investment securities of such obligor, shall not exceed at the time incurred 15% of the equity capital and reserves for loan and lease losses of such bank. The total direct or indirect liabilities of any one obligor that are fully secured, however incurred, to any Connecticut bank, exclusive of such bank’s investment in the investment securities of such obligor, shall not exceed at the time incurred 10% of the equity capital and reserves for loan and lease losses of such bank, provided this limitation shall be separate from and in addition to the limitation on liabilities that are not fully secured. We have also established an informal, internal lending limit to one borrower/relationship subject to the statutory maximum of 15% of our unimpaired capital and reserves for loan loss and up to 40% for commercial real estate-secured loans. Based upon our current capital levels and our informal, internal limit on loans, the amount we may lend both in the aggregate and to any one borrower is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our lending limit from doing business with us. We accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy may not always be available. If we are unable to compete effectively for loans from our target customers, we may not be able to effectively implement our business strategy, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.
We are dependent on our executive management team and other key employees and we could be adversely affected by the unexpected loss of their services.
We are led by an experienced core management team with substantial experience in the market that we serve, and our operating strategy focuses on providing products and services through long-term relationship managers. Accordingly, our success depends in large part on the performance of our key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. In particular, we believe that retaining the services and skills of our management team, including Mr. Gruseke, Ms. DeWyngaert, Ms. Chivily and Mr. Verrico is important to our success. The unexpected loss of services of any of these or other key personnel could have an adverse impact on us because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, which could cause a material adverse effect on our business, financial condition, results of operations and prospects.
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
When we originate loans, we rely heavily upon information supplied by third parties, including the information contained in the loan application, property appraisal, title information and employment and income documentation. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, the borrower, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsaleable or subject to repurchase if it is sold prior to detection of the misrepresentation, and the persons and entities involved are often difficult to locate and it is often difficult to collect any monetary losses that we have suffered from them. We have controls and processes designed to help us identify misrepresented information in our loan origination operations. We cannot assure you, however, that we have detected or will detect all misrepresented information in our loan originations.
Unauthorized access, cyber-crime and other threats to data security may require significant resources, harm our reputation, and adversely affect our business.
We necessarily collect, use and hold personal and financial information concerning individuals and businesses with which we have a banking relationship. Threats to data security, including unauthorized access and cyber-attacks rapidly emerge and change, exposing us to additional costs for protection or remediation and competing time constraints to secure our data in accordance with customer expectations, statutory and regulatory privacy and other requirements. It is difficult or impossible to defend against every risk being posed by changing technologies, as well as criminal intent on committing cyber-crime. Increasing sophistication of cyber-criminals and terrorists make keeping up with new threats difficult and could result in a breach. Controls employed by our information technology department and our other employees and vendors could prove inadequate. We could also experience a breach due to intentional or negligent conduct on the part of employees or other internal sources, software bugs or other technical malfunctions, or other causes. As a result of any of these threats, our customer accounts may become vulnerable to account takeover schemes or cyber-fraud. Our systems and those of our third-party vendors may also become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses and malware.
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
We may incur impairment to goodwill.
We test our goodwill for impairment at least annually. Significant negative industry or economic trends, reduced estimates of future cash flows or disruptions to our business, could indicate that goodwill might be impaired. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. Projections of future operating results and cash flows may vary significantly from actual results. Additionally, if our analysis results in impairment to our goodwill, we would be required to record a non-cash charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such charge could have a material adverse effect on our results of operations.
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
New capital rules that were issued in 2015 generally require insured depository institutions and their holding companies to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.
On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework and, on July 9, 2013, the OCC also adopted a final rule and the FDIC adopted the same provisions in the form of an “interim final rule”. These rules substantially amend the regulatory risk-based capital rules applicable to us. The rules phase in over time and began in 2015 and will become fully effective in 2019. The rules apply to the Company as well as the Bank. See “Supervision and Regulation” under Item I Business for further details.
The federal banking agencies have proposed new liquidity standards that could result in our having to lengthen the term of our funding, restructure our business lines by forcing us to seek new sources of liquidity for them, and/or increase our holdings of liquid assets.
As part of the Basel III capital process, the Basel Committee on Banking Supervision has finalized a new liquidity standard, a liquidity coverage ratio, which requires a banking organization to hold sufficient “high quality liquid assets” to meet liquidity needs for a 30 calendar day liquidity stress scenario. A net stable funding ratio, which imposes a similar requirement over a one-year period, is under consideration. The U.S. banking regulators have proposed a liquidity coverage ratio for systemically important banks. Although the proposal would not apply directly to us, the substance of the proposal may impact the regulators’ assessment of our liquidity. We could be required to reduce our holdings of illiquid assets, which may adversely affect our results and financial condition.
The Bank is subject to further reporting requirements under FDIC regulations.
We are subject to further reporting requirements under the rules of the FDIC for the year ended December 31, 2015 as the Bank’s total assets exceed $1.0 billion, including a requirement for management to prepare a report that contains an assessment by management of the Bank’s effectiveness of internal control structure and procedures for financial reporting as of the end of such fiscal year. In addition, we are required to obtain an independent public accountant’s attestation report concerning its internal control structure over financial reporting. The rules for management to assess the Bank’s internal controls over financial reporting are complex, and require significant documentation, testing and possible remediation.

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
We also lease office space for each of our branch offices in New Canaan, Stamford, Norwalk, Fairfield and North Haven Connecticut, and our loan production office in Bridgeport. The leases for our facilities have terms expiring at dates ranging from 2016 to 2028, although certain of the leases contain options to extend beyond these dates. We own the Wilton and Hamden branch offices. We believe that our current facilities are adequate for our current level of operations. Each lease is at market rate based on similar properties in the applicable market area. We believe that we have the necessary infrastructure in place to support our projected growth.
Our branch offices are located as follows:
Branch	Address	Owned or Leased
Elm Street	208 Elm Street New Canaan, CT 06840	Lease (expires 2016)
Cherry Street	156 Cherry Street New Canaan, CT 06840	Lease (expires 2016)
Stamford	612 Bedford Street Stamford, CT 06901	Lease (expires 2020)
Sasco Hill	One Sasco Hill Road Fairfield, CT 06824	Lease (expires 2023)
Black Rock	2220 Black Rock Turnpike Fairfield, CT 06825	Lease (expires 2023)
Wilton	47 Old Ridgefield Road Wilton, CT 06897	Own
Norwalk	370 Westport Avenue Norwalk, CT 06851	Lease (expires 2028)
Hamden	2704 Dixwell Avenue Hamden, CT 06518	Own
North Haven	24 Washington Avenue North Haven, CT 06473	Lease (expires 2016)
Item 3.
Legal Proceedings

From time to time we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels.
Item 4.
Mine Safety Disclosures

Not applicable.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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
	2015			2014
	Sales Price		Cash Dividends Declared	Sales Price		Cash Dividends Declared
	High	Low		High	Low
Quarter Ended
March 31	$19.50	$19.26	$—	$22.00	$18.80	$—
June 30	18.29	17.83	—	17.40	16.55	—
September 30	18.39	18.28	—	18.99	18.75	—
December 31	19.92	19.66	0.05	21.00	20.60	—
There were approximately 329 shareholders of record of BWFG Common Stock as of December 31, 2015. This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms or other nominees.
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

Bankwell Financial Group, Inc.
Index	05/15/14	06/30/14	09/30/14	12/31/14	03/31/15	06/30/15	09/30/15	12/31/15
Bankwell Financial Group, Inc.	100.00	94.44	105.39	116.67	107.00	99.03	101.56	110.28
Nasdaq Composite Index	100.00	108.33	110.42	116.39	120.44	122.55	113.54	123.05
Nasdaq Bank Index	100.00	107.01	101.91	109.89	110.06	118.39	113.76	117.17
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
Item 6.
Selected Financial Data

The following table sets forth selected consolidated financial data as of the dates and for the periods presented. The selected consolidated statement of financial condition data as of December 31, 2015 and 2014 and the selected consolidated statement of income data for the years ended December 31, 2015, 2014 and 2013 have been derived mainly from our audited consolidated financial statements and related notes that we have included elsewhere in this Annual Report. The selected consolidated statement of financial condition data as of December 31, 2013, 2012 and 2011 and the selected consolidated statement of income data for the year ended December 31, 2012 and 2011 have been derived mainly from audited consolidated financial statements that are not presented in this Annual Report.
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

Selected Financial Data
	At or For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share data)
Statements of Income:
Interest income	$50,754	$35,589	$28,092	$24,397	$20,587
Interest expense	7,966	3,929	2,765	3,192	2,870
Net interest income	42,788	31,660	25,327	21,205	17,717
Provision for loan losses	3,230	2,152	585	1,821	1,049
Net interest income after provision for loan losses	39,558	29,508	24,742	19,384	16,668
Noninterest income	3,484	3,041	4,723	345	1,134
Noninterest expense	29,171	25,812	22,120	17,858	14,601
Income before income tax	13,871	6,737	7,345	1,871	3,201
Income tax expense	4,841	2,169	2,184	657	997
Net income	9,030	4,568	5,161	1,214	2,204
Net income attributable to common shareholders	$8,905	$4,458	$5,050	$1,082	$1,998
Per Share Data:
Basic earnings per share	$1.23	$0.78	$1.46	$0.39	$0.72
Diluted earnings per share	1.21	0.78	1.44	0.38	0.71
Book value per share (end of period)(a)	17.87	16.84	15.58	14.50	13.85
Tangible book value per share (end of period)(a)(b)	17.43	16.35	15.46	14.50	13.85
Shares outstanding (end of period)(a)	7,372,968	7,019,620	3,754,253	2,797,200	2,758,200
Weighted average shares outstanding – basic	7,071,550	5,577,942	3,395,779	2,767,850	2,757,000
Weighted average shares outstanding – diluted	7,140,558	5,605,512	3,451,393	2,864,700	2,811,000
Performance Ratios:
Return on average assets(c)	0.75%	0.52%	0.77%	0.22%	0.50%
Return on average common shareholders’ equity	6.67%	5.13%	9.68%	2.73%	6.70%
Return on average shareholders’ equity(c)	6.76%	4.66%	8.17%	2.40%	5.03%
Average shareholders’ equity to average assets	11.08%	11.14%	9.32%	9.34%	10.01%
Net interest margin	3.77%	3.84%	3.94%	4.11%	4.27%
Efficiency ratio(b)	62.68%	69.09%	75.71%	82.76%	78.50%
Asset Quality Ratios:
Total past due loans to total loans(d)	0.51%	0.86%	0.73%	0.75%	1.01%
Nonperforming loans to total loans(d)	0.33%	0.36%	0.16%	0.75%	1.01%
Nonperforming assets to total assets(e)	0.38%	0.39%	0.23%	0.81%	0.78%
Allowance for loan losses to nonperforming loans	373.76%	323.02%	835.69%	200.84%	171.88%
Allowance for loan losses to total loans(d)	1.23%	1.17%	1.33%	1.50%	1.74%
Net (recoveries) charge-offs to average loans(d)	(0.01)%	(0.05)%	0.03%	0.07%	0.02%
Statements of Financial Condition:
Total assets	$1,330,372	$1,099,531	$779,618	$610,016	$477,355
Gross portfolio loans(d)	1,147,513	929,762	632,012	530,050	369,294
Investment securities	50,807	76,463	42,413	46,412	94,972
Deposits	1,046,942	835,439	661,545	462,081	367,115
FHLB borrowings	120,000	129,000	44,000	91,000	58,000
Subordinated debt	25,000	—	—	—	—
Total equity	131,769	129,210	69,485	51,534	49,188
Capital Ratios:
Tier 1 capital to average assets(f)
Bankwell Bank	10.84%	11.12%	7.91%	—%	—%
The Bank of New Canaan	—%	—%	—%	7.88%	8.71%
The Bank of Fairfield	—%	—%	—%	8.39%	11.30%
Tier 1 capital to risk-weighted assets(f)
Bankwell Bank	12.18%	12.47%	9.49%	—%	—%
The Bank of New Canaan	—%	—%	—%	9.09%	11.07%
The Bank of Fairfield	—%	—%	—%	10.80%	13.66%
Total capital to risk-weighted assets(f)
Bankwell Bank	13.39%	13.55%	10.74%	—%	—%
The Bank of New Canaan	—%	—%	—%	10.34%	12.33%
The Bank of Fairfield	—%	—%	—%	12.05%	14.91%
Total shareholders’ equity to total assets	9.90%	11.75%	8.91%	8.45%	10.30%
Tangible common equity ratio(b)	9.68%	10.47%	7.45%	6.65%	8.00%

(a)
Excludes preferred stock and unvested restricted stock awards

(b)
This measure is not a measure recognized under GAAP and is therefore considered to be a non-GAAP financial measure. See “Non-GAAP Financial Measures” for a description of this measure and a reconciliation of this measure to its most directly comparable GAAP measure.

(c)
Calculated based on net income before preferred stock dividends

(d)
Calculated using the principal amounts outstanding on loans

(e)
Nonperforming assets consist of nonperforming loans and other real estate owned

(f)
Represents bank ratios. During 2013, The Bank of New Canaan and The Bank of Fairfield were merged into Bankwell Bank.

NON-GAAP FINANCIAL MEASURES
We identify “efficiency ratio”, “tangible common equity ratio”, “tangible book value per share”, “total revenue” and “return on average common shareholders’ equity” as “non-GAAP financial measures.” In accordance with the SEC’s rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles as in effect from time to time in the United States in our statements of income, balance sheet or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non-GAAP financial measures or both.
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
Return on average common shareholders’ equity is defined as net income attributable to common shareholders divided by total average shareholders’ equity less average preferred stock.
The information provided below presents a reconciliation of each of our non-GAAP financial measures to the most directly comparable GAAP financial measure.
	Years Ended December 31,
	2015	2014	2013
Efficiency Ratio
Noninterest expense	$29,171	$25,812	$22,120
Less: foreclosed real estate expenses	168	36	8
Less: merger and acquisition expenses	2	1,801	908
Adjusted noninterest expense (numerator)	$29,001	$23,975	$21,204
Net interest income	$42,788	$31,660	$25,327
Noninterest income	3,484	3,041	4,723
Less: gains (losses) on sales of securities	—	—	648
Less: gains on sale of foreclosed real estate	—	—	64
Less: gain on bargain purchase	—	—	1,333
Adjusted operating revenue (denominator)	$46,272	$34,701	$28,005
Efficiency ratio	62.68%	69.09%	75.71%
Tangible Common Equity and Tangible Common Equity/Tangible Assets
Total shareholders’ equity	$131,769	$129,210	$69,485
Less: preferred stock	—	10,980	10,980
Common shareholders’ equity	131,769	118,230	58,505
Less: Intangible assets	3,241	3,437	481
Tangible Common shareholders’ equity	$128,528	$114,793	$58,024
Total assets	$1,330,372	$1,099,531	$779,618
Less: Intangible assets	3,241	3,437	481
Tangible assets	$1,327,131	$1,096,094	$779,137
Tangible common shareholders’ equity to tangible assets	9.68%	10.47%	7.45%
Tangible Book Value per Share
Total shareholders’ equity	$131,769	$129,210	$69,485
Less: preferred stock	—	10,980	10,980
Common shareholders’ equity	131,769	118,230	58,505
Less: Intangible assets	3,241	3,437	481
Tangible common shareholders’ equity	$128,528	$114,793	$58,024
Common shares issued	7,516,291	7,185,482	3,876,393
Less: shares of unvested restricted stock	143,323	165,862	122,140
Common shares outstanding	7,372,968	7,019,620	3,754,253
Book value per share	$17.87	$16.84	$15.58
Less: effects of intangible assets	0.44	0.49	0.12
Tangible Book Value per Common Share	$17.43	$16.35	$15.46

	Years Ended December 31,
	2015	2014	2013
Total Revenue
Net Interest income	$42,788	$31,660	$25,327
Add: noninterest income	3,484	3,041	4,723
Total Revenue	$46,272	$34,701	$30,050
Noninterest income as a percentage of total revenue	7.53%	8.76%	15.72%
Return on Average Common Shareholders’ Equity
Net Income Attributable to Common Shareholders	$8,905	$4,458	$5,050
Total average shareholders’ equity	$133,553	$97,921	$63,142
Less: average preferred stock	—	10,980	10,980
Average common shareholders’ equity	$133,553	$86,941	$52,162
Return on Average Common Shareholders’ Equity	6.67%	5.13%	9.68%

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this annual report. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of future financial outcomes. In addition to historical information, this discussion contains forward looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”. We assume no obligation to update any of these forward-looking statements.
General
Bankwell Financial Group, Inc. is a bank holding company headquartered in New Canaan, Connecticut. Through our wholly owned subsidiary, Bankwell Bank, or the Bank, we serve small and medium-sized businesses and retail customers in greater Fairfield and New Haven Counties, Connecticut. We have a history of building long-term customer relationships and attracting new customers through what we believe is our strong customer service and our ability to deliver a diverse product offering.
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
Executive Overview
We are focused on being the “Hometown” bank and the banking provider of choice in our highly attractive market area, and to serve as a locally based alternative to our larger competitors. We aim to do this through:
•
Responsive, customer-centric products and services and a community focus;

•
Strategic acquisitions;

•
Utilization of efficient and scalable infrastructure;

•
Disciplined focus on risk management; and

•
Organic growth.

On November 5, 2013 we completed the merger of Wilton Bank into Bankwell Bank. The Wilton Bank had one branch located in Wilton, Connecticut.
On May 15, 2014, Bankwell Financial Group, Inc. priced 2,702,703 common shares in its IPO at $18.00 per share, and on May 15, 2014, Bankwell common shares began trading on the Nasdaq Stock Market.
The net proceeds from the IPO were approximately $44.7 million, after deducting the underwriting discount of approximately $2.5 million and approximately $1.3 million of expenses. We used the net proceeds for general corporate purposes, which included maintaining liquidity at the holding company, providing equity capital to the Bank to fund balance sheet growth, our working capital needs, and funding acquisitions of branches and whole financial institutions in or around our existing market that furthered our objectives.
On October 1, 2014 we completed the merger of Quinnipiac Bank and Trust Company into Bankwell Bank. Quinnipiac had one branch located in Hamden, Connecticut and a second branch located in the neighboring town of North Haven, Connecticut.
On August 19, 2015 the Company completed a private placement of  $25.5 million in aggregate principal amount of fixed rate subordinated notes (the “Notes”) to certain institutional investors. The Notes are non-callable for five years, have a stated maturity of August 15, 2025, and bear interest at a quarterly pay fixed rate of 5.75% per annum to the maturity date or the early redemption date.
On October 29, 2015 the Company’s Board of Directors declared a $0.05 per share cash dividend, payable December 21, 2015 to shareholders of record on December 11, 2015. This marked the Company’s first cash dividend on its outstanding common stock.
On November 20, 2015 the Company redeemed $10.98 million (10,980 shares) of preferred stock issued pursuant to the United States Department of Treasury (“Treasury’’) under the Small Business Lending Fund Program (the “SBLF”). The shares were redeemed at their liquidation value of  $1,000 per share plus accrued dividends through November 20, 2015. The redemption was approved by the Company’s primary federal regulator and was funded with the Company’s surplus capital. With this redemption, the Company has redeemed all of its outstanding SBLF stock.
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

Key Financial Measures
	Key Financial Measures(a)
	At or For the Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except per share data)
Selected balance sheet measures:
Total assets	$1,330,372	$1,099,531	$779,618
Gross portfolio loans	1,147,513	929,762	632,012
Deposits	1,046,942	835,439	661,545
FHLB borrowings	120,000	129,000	44,000
Subordinated debt	25,000	—	—
Total equity	131,769	129,210	69,485
Selected statement of income measures:
Total revenue(c)	46,272	34,701	30,050
Net interest income before provision for loan losses	42,788	31,660	25,327
Income before income tax	13,871	6,737	7,345
Net income	9,030	4,568	5,161
Basic earnings per share	1.23	0.78	1.46
Diluted earnings per share	1.21	0.78	1.44
Other financial measures and ratios:
Return on average assets(d)	0.75%	0.52%	0.77%
Return on average common shareholders’ equity(c)(d)	6.67%	5.13%	9.68%
Net interest margin	3.77%	3.84%	3.94%
Efficiency ratio(c)	62.68%	69.09%	75.71%
Tangible book value per share (end of period)(c)(e)	$17.43	$16.35	$15.46
Net (recoveries) charge-offs to average loans(b)	(0.01)%	(0.05)%	0.03%
Nonperforming assets to total assets(f)	0.38%	0.39%	0.23%
Allowance for loan losses to nonperforming loans	373.76%	323.02%	835.69%
Allowance for loan losses to total loans(b)	1.23%	1.17%	1.33%

(a)
We have derived the selected balance sheet measures as of December 31, 2015 and 2014 and the selected statement of income measures for the years ended December 31, 2015, 2014 and 2013 from our audited consolidated financial statements included elsewhere in this annual report. We have derived the selected balance sheet measures as of December 31, 2013 from our audited consolidated statement of financial condition not included in this annual report. Average balances have been computed using daily averages. Our historical results may not be indicative of our results for any future period.

(b)
Calculated using the principal amounts outstanding on loans.

(c)
This measure is not a measure recognized under GAAP and is therefore considered to be a non-GAAP financial measure. See “Non-GAAP Financial Measures” for a description of this measure and a reconciliation of this measure to its most directly comparable GAAP measure.

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
For loans which meet the criteria stipulated in Accounting Standards Codification (“ASC”) 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, the Company recognizes an accretable yield, which is defined as the excess of all cash flows expected at acquisition over the initial fair value of the loan, as interest income on a level-yield basis over the expected remaining life of the loan. The excess of the loan’s contractually required payments over the cash flows expected to be collected is the nonaccretable difference. The nonaccretable difference is not recognized as an adjustment of yield, a loss accrual, or a valuation allowance. After the initial acquisition, the Company continues to evaluate whether the timing and the amount of cash to be collected are reasonably estimated. Subsequent significant increases in cash flows the Company expects to collect will first reduce any previously recognized valuation allowance and then be reflected prospectively as an increase to the level yield. Subsequent decreases in expected cash flows may result in the loan being considered impaired. Interest income is not recognized to the extent that the net investment in the loan would increase to an amount greater than the estimated payoff amount.
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
Allowance for Loan Losses
Determining an appropriate level of allowance for loan losses involves a high degree of judgment. We use a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements:
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
Because the methodology is based upon peer bank data and trends, current economic data as well as management’s judgment, factors may arise that result in different estimations. Adversely different conditions or assumptions could lead to increases in the allowance. In addition, various regulatory agencies periodically review the allowance for loans losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination. As of December 31, 2015, management believes that the allowance is adequate and consistent with asset quality and delinquency indicators.
Stock-based Compensation
The Company measures and recognizes compensation cost relating to share-based payment transactions based on the grant-date fair value of the equity instruments issued. The fair value of time-based restricted stock is recorded based on the grant date fair value of the Company’s common stock. The fair value of market-based restricted stock is based on values derived using a Monte Carlo based pricing model. The fair value of stock options is determined using the Black-Sholes Option Pricing model. Stock-based compensation costs are recognized over the requisite service period for the awards. Compensation expense reflects the number of awards expected to vest and is adjusted based on awards that ultimately vest.
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
Earnings Overview
2015 Earnings Overview
Our net income for the year ended December 31, 2015 was $9.0 million, an increase of  $4.5 million, or 97.68%, compared to the year ended December 31, 2014. Our returns on average equity and average assets for the year ended December 31, 2015, were 6.76% and 0.75%, respectively, compared to 4.66% and 0.52%, respectively for the year ended December 31, 2014. Net income available to common shareholders for the year ended December 31, 2015, was $8.9 million, or $1.21 per diluted share, compared to net income available to common shareholders of  $4.5 million, or $0.78 per diluted share, for the year ended December 31, 2014.
The increase in net income for 2015 compared to 2014 was primarily due to an increase of interest and fees on loans as a result of strong organic loan growth. Net interest income for the year ended December 31, 2015 was $42.8 million, an increase of  $11.1 million compared to the year ended December 31, 2014. Our net interest margin decreased 7 basis points to 3.77% for the year ended December 31, 2015 compared to the year ended December 31, 2014 reflecting an increase in rates on interest bearing deposits driven by promotional rate increases to remain competitive in the market place and to attract additional deposits and the addition of  $25.5 million of 5.75% fixed rate subordinated debentures in the third quarter of 2015. The increase in noninterest expense was mainly due to higher salaries and employee benefits, reflecting key staffing additions and higher incentive accruals.
Our efficiency ratio was 62.68% for the year ended December 31, 2015 compared to 69.09% for the year ended December 31, 2014. The improvement in our efficiency ratio was attributable to our focus on expense control and achieving economies of scale.
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
The decline in net income for 2014 compared to 2013 was primarily due to merger and acquisition related expenses of  $1.8 million primarily associated with the acquisition of Quinnipiac Bank and Trust Company. Net interest income for the year ended December 31, 2014 was $31.7 million, an increase of  $6.3 million compared to the year ended December 31, 2013 due to strong loan growth. Our net interest margin decreased 10 basis points to 3.84% for the year ended December 31, 2014 compared to the year ended

December 31, 2013 reflecting the current interest rate environment in which market yields on new loan growth were below the average yield of the existing portfolio. The increase in noninterest expenses was mainly due to higher salaries and employee benefits, reflecting staffing additions and higher incentive accruals and merger and acquisition related expenses, attributable to the acquisition of Quinnipiac Bank and Trust Company.
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
Year ended December 31, 2015 compared to year ended December 31, 2014
FTE net interest income for the years ended December 31, 2015 and 2014 was $43.2 million and $32.1 million, respectively. Net interest income increased due to increases in earning assets offset by increases in rates on interest bearing deposits driven by promotional rate increases to remain competitive in the market place and to attract additional deposits and the addition of  $25.5 million of 5.75% fixed rate subordinated debentures in the third quarter of 2015.
FTE basis interest income for the year ended December 31, 2015 increased by $15.2 million to $51.2 million, or 42%, compared to FTE basis interest income for the year ended December 31, 2014 due primarily to growth in interest earning assets, specifically, loan growth in our commercial real estate and commercial business portfolios. Average interest earning assets were $1.1 billion for the year ended December 31, 2015 up by $310.3 million, or 37%, from the year ended December 31, 2014. The average balance of total loans increased $320.6 million, or 45%, contributing $15.3 million to the increase in interest income. The total average balance of securities for the year ended December 31, 2015 decreased by $2.4 million, or 4%, from the year ended December 31, 2014, as a result of maturities and calls. The total yield in earnings assets increased to 4.41% at December 31, 2015 compared to 4.25% at December 31, 2014. The increase in yield was driven by a shift in the loan portfolio to higher yielding commercial real estate loans as well as increased rates on commercial business loans.
Interest expense for the year ended December 31, 2015, increased by $4.0 million, or 103%, compared to interest expense for 2014 due to increases in rates on interest bearing deposits driven by promotional rate increases to remain competitive in the market place and to attract additional deposits and the addition of $25.5 million of 5.75% fixed rate subordinated debentures in the third quarter of 2015. The weighted average cost of deposits increased 15 basis points to 0.73% due to an increase in rates to attract additional deposits. The weighted average cost of borrowed money increased by 81 basis points to 1.77%, due to the addition of the subordinated debt in the third quarter of 2015. Average funding liabilities for the year ended December 31, 2015, increased by $297.8 million, or 39%, from the year ended December 31, 2014, primarily due to higher average balances of  $126.5 million in time deposits, $81.2 million in money market accounts and $63.4 million in borrowed money.

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
FTE basis interest income for the year ended December 31, 2014 increased by $7.6 million to $36.0 million, or 27%, compared to FTE basis interest income for the year ended December 31, 2013 due primarily to loan growth in our commercial real estate and commercial business portfolios partially offset by lower yields. Average interest earning assets were $835.4 million for the year ended December 31, 2014, up by $183.7 million from the year ended December 31, 2013. The average balance of total loans increased $149.2 million, or 26%, contributing $6.8 million to the increase in interest income. Commercial real estate loan average balances grew by $79.2 million due to strong origination activity reflecting our ability to source quality opportunities and continued economic improvement in our market. The total average balance of securities for the year ended December 31, 2014 increased by $20.5 million, or 50%, from the year ended December 31, 2013, reflecting purchases outpacing maturities.
Interest expense for the year ended December 31, 2014, increased by $1.2 million, or 42%, compared to interest expense for 2013 due to an increase in time deposits and higher funding costs. The weighted average cost of deposits increased 15 basis points to 0.58% due to a slight increase in rates and shifting of deposits to higher costing time deposits. The weighted average cost of borrowed money increased by 23 basis points to 0.96%, due to interest expense on FHLB borrowings we swapped for a higher fixed rate to hedge against rising interest rates. Average funding liabilities for the year ended December 31, 2014, increased by $169.0 million, or 28%, from the year ended December 31, 2013, primarily due to higher average balances of  $79.7 million in time deposits, $66.4 million in money market accounts and $40.7 million in noninterest bearing deposits.
Average balance sheet, FTE basis interest income, interest expense, average yields earned and rates paid
The following table presents average balance sheet information, FTE basis interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2015, 2014 and 2013. Tax-exempt income is converted to a FTE basis using the statutory federal income tax rate adjusted for applicable state income taxes net of the related federal tax benefit. The average balances are principally daily averages. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments. Premium amortization and discount accretion are included in the respective interest income and interest expense amounts.

	Years Ended December 31,
	2015			2014			2013
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate	Average Balance	Yield /	Rate
	(Dollars in thousands)
Assets:
Cash and fed funds sold	$39,632	$97	0.25%	$49,152	$127	0.26%	$35,599	$84	0.24%
Securities(1)	59,009	2,243	3.80	61,398	2,424	3.95	40,932	1,766	4.31
Loans:
Commercial real estate	611,289	29,835	4.81	378,345	18,515	4.83	299,142	15,124	5.06
Residential real estate	174,527	6,282	3.60	164,598	5,911	3.59	152,498	5,577	3.66
Construction(2)	76,292	3,505	4.53	49,212	2,300	4.61	38,073	1,763	4.63
Commercial business	156,039	8,089	5.11	109,121	5,496	4.97	69,252	3,699	5.34
Home equity	17,163	649	3.78	14,529	564	3.88	11,287	423	3.74
Consumer	2,350	115	4.88	1,270	81	6.35	308	18	5.98
Acquired loans (net of mark)	2,672	225	8.42	2,707	545	20.14	—	—	—
Total loans	1,040,332	48,700	4.62	719,782	33,412	4.59	570,560	26,604	4.66
Federal Home Loan Bank stock	6,715	168	2.50	5,078	73	1.45	4,624	17	0.36
Total earning assets	1,145,688	$51,208	4.41%	835,410	$36,036	4.25%	651,715	$28,471	4.37%
Other assets	60,191			43,535			17,782
Total assets	$1,205,879			$878,945			$669,497
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
NOW	$55,696	$62	0.11%	$53,041	$58	0.11%	$40,554	$49	0.12%
Money market	263,900	1,411	0.53	182,676	836	0.46	116,323	498	0.45
Savings	96,841	693	0.72	91,058	302	0.33	117,388	543	0.46
Time	365,179	3,515	0.96	238,710	2,099	0.88	158,996	1,143	0.72
Total interest-bearing deposits	781,616	5,681	0.73	565,485	3,295	0.58	433,261	2,233	0.43
Borrowed money	129,390	2,285	1.77	65,953	634	0.96	69,912	532	0.73
Total interest-bearing liabilities	911,006	$7,966	0.87%	631,438	$3,929	0.62%	503,173	$2,765	0.47%
Noninterest-bearing deposits	154,950			136,748			96,009
Other liabilities	6,370			12,838			7,173
Total liabilities	1,072,326			781,024			606,355
Shareholders’ equity	133,553			97,921			63,142
Total liabilities and shareholders’ equity	$1,205,879			$878,945			$669,497
Net interest income(3)		$43,242			$32,107			$25,706
Interest rate spread			3.54%			3.63%			3.90%
Net interest margin(4)			3.77%			3.84%			3.94%

(1)
Average balances and yields for securities are based on amortized cost.

(2)
Includes commercial and residential real estate construction loans.

(3)
The adjustment for securities and loans taxable equivalency was $454 thousand, $447 thousand and $379 thousand, respectively, for the years ended December 31, 2015, 2014 and 2013.

(4)
Net interest income as a percentage of total earning assets.

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

	Year Ended December 31, 2015 vs 2014 Increase (Decrease)			Year Ended December 31, 2014 vs 2013 Increase (Decrease)
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest and dividend income:
Cash and fed funds sold	$(24)	$(6)	$(30)	$35	$9	$44
Securities	(93)	(88)	(181)	818	(161)	657
Loans:
Commercial real estate	11,369	(49)	11,320	3,904	(513)	3,391
Residential real estate	358	13	371	436	(102)	334
Construction	1,245	(40)	1,205	520	17	537
Commercial business	2,427	166	2,593	2,026	(229)	1,797
Home equity	100	(15)	85	125	16	141
Consumer	56	(22)	34	61	1	62
Acquired loans (net of mark)	(7)	(313)	(320)	545	—	545
Total loans	15,548	(260)	15,288	7,617	(810)	6,807
Federal Home Loan Bank stock	29	66	95	2	55	57
Total change in interest and dividend income	15,460	(288)	15,172	8,472	(907)	7,565
Interest expense:
Deposits:
NOW	3	1	4	14	(5)	9
Money market	417	158	575	303	35	338
Savings	20	371	391	(106)	(135)	(241)
Time	1,201	215	1,416	662	294	956
Total deposits	1,641	745	2,386	873	189	1,062
Borrowed money	883	768	1,651	(30)	132	102
Total change in interest expense	2,524	1,513	4,037	843	321	1,164
Change in net interest income	$12,936	$(1,801)	$11,135	$7,629	$(1,228)	$6,401

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
Under accounting standards for business combinations, acquired loans are recorded at fair value with no loan loss allowance on the date of acquisition. A provision for loan losses will be recorded for the emergence of new probable and estimable losses on acquired loans which were not impaired as of the acquisition date. As of and for the year ended December 31, 2015, there was a $41 thousand provision or allowance for loan losses related to the loan portfolio that we acquired.

The provision for loan losses for the year ended December 31, 2015 was $3.2 million compared to a $2.2 million provision for loan losses for the year ended December 31, 2014. The higher 2015 provision for loan losses is attributable to significant growth in our loan portfolio. The 2014 provision for loan losses reflected a low level of net charge-offs, nonperforming and past due loans and an overall improvement in our credit quality compared to 2013. The provision charged to earnings in 2013 was $585 thousand.
Noninterest Income
Noninterest income is a component of our revenue and is comprised primarily of fees generated from loan and deposit relationships with our customers, fees generated from sales and referrals of loans, income earned on bank-owned life insurance and gains on sales of investment securities. The following table compares noninterest income for the years ended December 31, 2015, 2014 and 2013.
	Years Ended December 31,			2015/2014 Change		2014/2013 Change
	2015	2014	2013	$	%	$	%
	(Dollars in thousands)
Gains and fees from sales of loans	$1,113	$1,313	$2,020	$(200)	(15)%	$(707)	(35)%
Service charges and fees	933	643	416	290	45	227	55
Bank owned life insurance	727	497	31	230	46	466	1,503
Net gain on sale of available for sale securities	—	—	648	—	—	(648)	(100)
Gain on sale of foreclosed real estate, net	—	—	64	—	—	(64)	(100)
Gain on bargain purchase	—	—	1,333	—	—	(1,333)	(100)
Other	711	588	211	123	21	377	179
Total noninterest income	$3,484	$3,041	$4,723	$443	15%	$(1,682)	(36)%

Year ended December 31, 2015 compared to year ended December 31, 2014
Noninterest income totaled $3.5 million for the year ended December 31, 2015, compared to $3.0 million for the year ended December 31, 2014. This increase was primarily due to increases in service charges and fees, and income earned from bank owned life insurance.
Gains and fees from sales and referrals of loans.   Loan sales are dependent on origination volume and are sensitive to interest rates, housing and market conditions. During the year ended December 31, 2015, the Company recorded $1.1 million in gains on the sale of  $31.0 million of loans. For the year ended December 31, 2014, gains and fees from sales of loans totaled $1.3 million on the sale of  $26.8 million of loans.
Service charges and fees.   We earn fees from our customers for deposit-related services. For the year ended December 31, 2015, service charges and fees totaled $933 thousand. The increase of  $290 thousand, or 45%, over the year ended December 31, 2014 was primarily due to increases in ATM fees, debit card fees and non-sufficient fund charges, as well as higher volume levels.
Bank Owned Life Insurance.   In the third quarter of 2014 the Company purchased an additional $12.5 million in bank-owned life insurance coverage. Income earned on bank-owned life insurance increased $230 thousand, or 46%, from December 31, 2014 compared to December 31, 2015 due to the full year effect of the purchase executed in the third quarter of 2014.
Other.   We recorded other income of  $711 thousand during the year ended December 31, 2015, an increase of  $123 thousand compared to the year ended December 31, 2014. The increase is primarily due to income recognized on the early pay-off of purchased credit impaired loans.
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
Bank owned life insurance.   In the fourth quarter of 2013 the Company purchased $10.0 million in bank owned life insurance coverage and in the third quarter of 2014 the Company purchased an additional $12.5 million in bank-owned life insurance coverage and the cash surrender value increased by $466 thousand for the year ended December 31, 2014 compared to the year ended December 31, 2013. Prior to the fourth quarter of 2013, the Company did not own bank owned life insurance.
Other.   We recorded other income of  $588 thousand during the year ended December 31, 2014, an increase of  $377 thousand compared to the year ended December 31, 2013. The increase is primarily due to increases in investment services income, servicing fees and rental income.
Noninterest Expense
The following table compares noninterest expense for the years ended December 31, 2015, 2014 and 2013.
	Years Ended December 31,			2015/2014 Change		2014/2013 Change
	2015	2014	2013	$	%	$	%
	(Dollars in thousands)
Salaries and employee benefits	$16,065	$13,534	$11,578	$2,531	19%	$1,956	17%
Occupancy and equipment	5,341	4,422	3,420	919	21	1,002	29
Data processing	1,523	1,289	1,349	234	18	(60)	(4)
Professional services	1,447	1,194	1,595	253	21	(401)	(25)
Marketing	985	674	927	311	46	(253)	(27)
FDIC insurance	672	488	333	184	38	155	47
Director fees	622	650	330	(28)	(4)	320	97
Amortization of intangibles	196	133	18	63	47	115	639
Foreclosed real estate	168	36	8	132	367	28	350
Merger and acquisition related expenses	2	1,801	908	(1,799)	(100)	893	98
Other	2,150	1,591	1,654	559	35	(63)	(4)
Total noninterest expense	$29,171	$25,812	$22,120	$3,359	13%	$3,692	17%

Year ended December 31, 2015 compared to year ended December 31, 2014
Noninterest expense was $29.2 million for the year ended December 31, 2015, compared to $25.8 million for the year ended December 31, 2014. The increase of  $3.4 million, or 13%, largely reflects higher salaries and employee benefits, reflecting key staffing additions and higher incentive accruals; and higher occupancy and equipment expense, reflecting higher depreciation as a result of the properties acquired from The Quinnipiac Bank acquisition and depreciation on leasehold improvements from our Norwalk branch that opened in the first quarter of 2015.
Salaries and employee benefits.   Salaries and employee benefit costs are the largest component of noninterest expense and include employee payroll expense, equity and non-equity incentive compensation, health insurance, benefit plans and payroll taxes. Salaries and employee benefits increased by $2.5 million, or 19%, for the year ended December 31, 2015 compared to the year ended December 31, 2014, largely reflecting a full year of salary expense recognized from the former Quinnipiac employees who had joined the Bank in the fourth quarter of 2014, key staffing additions, increases in stock-based compensation expense and higher incentive accruals. Average full time equivalent employees totaled 127 at December 31, 2015 and 110 at December 31, 2014.
Occupancy and equipment.   Rent, depreciation and maintenance costs comprise the majority of occupancy and equipment expenses, which increased by $919 thousand, or 21%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase primarily related to depreciation associated with the properties acquired from The Quinnipiac Bank, depreciation on leasehold improvements from our Norwalk branch that opened in the first quarter of 2015 and higher rent expense due mainly to the Norwalk Branch.
Professional services.   Professional services include legal, audit and professional fees paid to external parties. For the year ended December 31, 2015 professional services increased by $253 thousand, or 21%, compared to the year ended December 31, 2014. The increase in the 2015 expense is primarily driven by increased internal audit fees.
Marketing.   Marketing expenses for the years ended December 31, 2015 and 2014 totaled $985 thousand and $674 thousand, respectively. The increase of  $311 thousand, or 46%, reflects costs associated with increased advertising.
FDIC insurance.   We are subject to risked-based assessment fees by the FDIC for deposit insurance. For the years ended December 31, 2015 and 2014, FDIC insurance expense was $672 thousand and $488 thousand, respectively. The increase in FDIC insurance expense is driven by increased assessments as a result of increases in our asset base and deposits.
Amortization of intangibles.   Amortization of intangibles for the years ended December 31, 2015 and 2014 totaled $196 thousand and $133 thousand, respectively. The increase in amortization of intangibles largely reflects amortization of the core deposit intangible recorded as a result of the Quinnipiac acquisition.
Merger and acquisition related expenses.   Merger and acquisition expenses for the years ended December 31, 2015 and 2014 totaled $2 thousand and $1.8 million, respectively. The decrease of  $1.8 million reflects legal, consulting, system conversion, severance and marketing expenses incurred as a result of the Quinnipiac acquisition in 2014.
Other expenses.   Other expenses for the years ended December 31, 2015 and 2014 totaled $2.2 million and $1.6 million, respectively. The increase of  $559 thousand reflects increases in operating expenses and insurance.
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
Data processing.   Data processing expense for our core systems totaled $1.3 million for the year ended December 31, 2014 and 2013.
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
Income Taxes
Income tax expense for the years ended December 31, 2015, 2014 and 2013 totaled $4.8 million, $2.2 million and $2.2 million, respectively. The effective tax rates for the years ended December 31, 2015, 2014 and 2013, were 34.9%, 32.2% and 29.7%, respectively. The increase in the effective tax rate for the year ended December 31, 2015 is primarily due to the formation of the Passive Investment Company “PIC” (see below) and the increase in our federal statutory rate from 34% to 35%. The increase in the effective tax rate for the year ended December 31, 2014 is due to the gain on bargain purchase recognized in 2013.
Our net deferred tax asset at December 31, 2015, was $8.3 million, compared to $7.2 million, at December 31, 2014. The increase in the deferred tax asset at December 31, 2015 is primarily related to increases in deferred tax assets associated with the allowance for loan losses and deferred expenses. At December 31, 2015, there were federal net operating loss carry forwards of approximately $3.3 million for which there is no valuation allowance.
On October 8, 2015, the Bank established a new wholly-owned subsidiary, Bankwell Loan Servicing Group, Inc. (a Passive Investment Company “PIC”). The PIC was organized in accordance with Connecticut statutes to hold and manage certain loans that are collateralized by real estate. Income earned by the PIC is exempt from Connecticut income tax and any dividends paid by the PIC to the Bank are not taxable income for Connecticut income tax purposes. See Note 13 to our Consolidated Financial Statements for further information regarding income taxes.
Financial Condition
Summary
Total assets at December 31, 2015 were $1.3 billion, an increase of  $230.8 million, or 21%, from the December 31, 2014 balance of  $1.1 billion. This increase was primarily due to strong organic loan growth.

Loans were $1.1 billion at December 31, 2015, up by $213.8 million from December 31, 2014. Cash balances increased by $40.0 million during 2015, reflecting capital raised as a result of the issuance of subordinated debt and from the exercise of warrants.
Total liabilities at December 31, 2015 were $1.2 billion, an increase of  $228.3 million from the December 31, 2014 balance of  $970.3 million. This increase was primarily due to an increase in deposits and the issuance of subordinated debt. Shareholders’ equity totaled $131.8 million at December 31, 2015, an increase of  $2.6 million from December 31, 2014, largely due to net income of  $9.0 million and capital raised from the exercise of warrants, offset by the redemption of the SBLF preferred stock. The Bank exceeded the regulatory minimum capital levels to be considered well-capitalized with total risk-based capital of 13.39% at December 31, 2015.
The Bank also had Tier 1 risk-based capital of 12.18% and Tier 1 capital to average assets ratio of 10.84% at December 31, 2015.
Loan Portfolio
The following table compares the composition of our loan portfolio for the dates indicated:
	2015		2014		Change
	Total	%	Total	%
	(In thousands)
Real estate loans:
Residential	$177,184	15.44%	$175,031	18.83%	$2,153
Commercial	697,542	60.79	521,181	56.06	176,361
Construction	82,273	7.17	63,229	6.80	19,044
Home equity	15,926	1.39	18,166	1.95	(2,240)
	972,925	84.79	777,607	83.64	195,318
Commercial business	172,853	15.06	149,259	16.05	23,594
Consumer	1,735	0.15	2,896	0.31	(1,161)
Total loans	$1,147,513	100.00%	$929,762	100.00%	$217,751

Primary loan categories
Residential real estate.   Residential real estate loans increased by $2.2 million, or 1% at December 31, 2015 compared to December 31, 2014 and amounted to $177.2 million, representing 15% of total loans at December 31, 2015. We originate residential real estate mortgages for our loan portfolio and for sale in the secondary market. Loans may be sold with servicing retained or released. The mix and volume of residential mortgage loan originations vary in response to changes in market interest rates and customer preferences. During the years ended December 31, 2015 and 2014, the majority of our mortgage originations were comprised of adjustable-rate loans for our loan portfolio.
Interest only adjustable-rate mortgage loans comprise 34% of residential real estate loans and 5% of total loans. These loans are underwritten to the same standards as amortizing residential mortgage loans and generally have the same risk profile. We do not believe that these loans present any special risk due, in part, to borrower demographics (geographic location and per capita income), the high percentage of current appraisal values and our performance of stress testing prior to converting to an amortizing loan.
Commercial real estate.   Commercial real estate loans were $697.5 million and represented 61% of our total loan portfolio, at December 31, 2015, a net increase of  $176.4 million, or 34%, from December 31, 2014. Partially offsetting strong origination activity was the sale of  $12.9 million of commercial real estate loans during 2015. We executed these sales to reduce our ratio of commercial real estate loans to total risk-based capital and to take advantage of favorable market conditions. Commercial real estate loan growth during these periods largely reflects experienced lenders in the marketplace and the ability to source quality opportunities, enhanced lending to existing customers and continued economic improvement in our market. Commercial real estate loans are secured by a variety of property types, including office buildings, retail facilities, commercial mixed use and multi-family dwellings.

Commercial business.   Commercial business loans were $172.9 million and represented 15% of our total loan portfolio at December 31, 2015, compared to $149.3 million and 16%, of the total portfolio at December 31, 2014. Growth in our commercial business loans has been significant, largely reflecting our commitment to this segment, including small business lending. Commercial business loans primarily provide working capital, equipment financing, financing for leasehold improvements and financing for expansion and are generally secured by assignments of corporate assets, real estate and personal guarantees of the business owners.
Construction.   Construction loans were $82.3 million at December 31 2015, up by $19.0 million from December 31, 2014, with $70.2 million attributable to commercial construction and $12.1 million attributable to residential construction. Construction loans totaled $63.2 million at December 31, 2014, of which $48.9 million were commercial construction and $14.3 million were residential construction. Commercial construction loans consist of commercial development projects, such as condominiums, apartment building and single-family subdivisions as well as office buildings, retail and other income producing properties and land loans, while residential construction loans are to individuals to finance the construction of residential dwellings for personal use.
Home equity.   Home equity loans decreased by $2.2 million, or 12%, during the year ended December 31, 2015 and totaled $15.9 million at December 31, 2015. The decrease from the December 31, 2014 balance of  $18.2 million primarily reflects maturities and payoffs outpacing originations. Total home equity loans consist of home equity lines of credit, which are secured by owner-occupied one-to-four family residential properties.
Consumer.   Consumer loans totaled $1.7 million at December 31, 2015 compared to $2.9 million at December 31, 2014. Consumer loans are secured by passbook or certificate accounts, or automobiles, as well as unsecured personal loans and overdraft lines of credit.
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
The following table presents an analysis of the maturity of our commercial real estate, commercial construction and commercial business loan portfolios as of December 31, 2015.
	December 31, 2015
	Commercial Real Estate	Commercial Construction	Commercial Business	Total
	(In thousands)
Amounts due:
One year or less	$12,415	$25,799	$29,080	$67,294
After one year:
One to five years	99,259	14,471	64,062	177,792
Over five years	585,868	29,949	79,711	695,528
Total due after one year	685,127	44,420	143,773	873,320
Total	$697,542	$70,219	$172,853	$940,614

The following table presents an analysis of the interest rate sensitivity of our commercial real estate, commercial construction and commercial business loan portfolios due after one year as of December 31, 2015.
	December 31, 2015
	Adjustable Interest Rate	Fixed Interest Rate	Total
	(In thousands)
Commercial real estate	$255,247	$429,880	$685,127
Commercial construction	9,717	34,703	44,420
Commercial business	55,628	88,145	143,773
Total loans due after one year	$320,592	$552,728	$873,320

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
Under the accounting model for acquired loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield”, is accreted into interest income over the life of the loans using the effective yield method. Accordingly, acquired loans are not subject to classification as nonaccrual in the same manner as originated loans. Rather, acquired loans are considered to be accruing loans because their interest income relates to the accretable yield recognized and not to contractual interest payments. The excess of the loan’s contractually required payments over the cash flows expected to be collected is the nonaccretable difference. As such, charge-offs on acquired loans are first applied to the nonaccretable difference and then to any allowance for loan losses recognized subsequent to the acquisition. A decrease in expected cash flows in subsequent periods may indicate that the loan pool is impaired, which would require the establishment of an allowance for loan losses by a charge to the provision for loan losses.

Nonperforming Assets.   Nonperforming assets include nonaccrual loans and property acquired through foreclosures or repossession. The following tables present nonperforming assets and additional asset quality data for the dates indicated:
	At December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Nonaccrual loans:
Real estate loans:
Residential	$970	$—	$1,003	$2,137	$2,166
Commercial	1,264	3,220	—	1,817	307
Construction	—	—	—	—	1,175
Home equity	395	—	—	—	90
Commercial business	1,160
Consumer	2	142	—	—	—
Total non accrual loans	3,791	3,362	1,003	3,954	3,738
Property acquired through foreclosure or repossession, net	1,248	950	829	962	—
Total nonperforming assets	$5,039	$4,312	$1,832	$4,916	$3,738
Nonperforming assets to total assets	0.38%	0.39%	0.23%	0.81%	0.78%
Nonaccrual loans to total loans	0.33%	0.36%	0.16%	0.75%	1.01%
Total past due loans to total loans	0.51%	0.86%	0.73%	0.75%	1.01%
Accruing loans 90 days or more past due	$1,105	$1,998	$3,620	$—	$—
Non-performing assets exclude acquired loans that are accounted for as purchased credit impaired loans, which totaled $1.1 million at December 31, 2015. Such loans otherwise meet our definition of a nonperforming loan but are excluded because the loans are included in loan pools that are considered performing. These loans are, however, 90 days or more past due and reflected as such in the table. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are accounted for on either a pool or individual basis and the accretable yield is being recognized as interest income over the life of the loans based on expected cash flows.
Nonperforming assets totaled $5.0 million and represented 0.38% of total assets at December 31, 2015, compared to $4.3 million and 0.39% of total assets at December 31, 2014.
Nonaccrual loans totaled $3.8 million at December 31, 2015, an increase of  $0.4 million from December 31, 2014, a direct result of significant growth in our loan portfolio. Foreclosed real estate was $1.2 million at December 31, 2015, an increase of  $298 thousand compared to December 31, 2014, reflecting an increase in foreclosed real estate from loans acquired from The Wilton Bank.
Nonaccrual Loans.   Loans greater than 90 days past due are put on nonaccrual status (excluding certain acquired credit impaired loans). Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful. Interest previously accrued, but uncollected, is reversed against current period income. subsequent payments are recognized on the cash basis or principal recapture basis depending on a number of factors including probability of collection and if impairment is identified. A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt. Total nonaccrual loans were $3.8 million at December 31, 2015, consisting of one residential loan, three commercial real estate loans, two home equity loans, six commercial business loans and one consumer loan.
At December 31, 2015 and 2014, there were $169 thousand and no commitments to lend additional funds to any borrower on nonaccrual status, respectively.

Interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the years ended December 31, 2015, 2014 and 2013 was $25 thousand, $8 thousand and $23 thousand, respectively. The amount of actual interest income recognized on these loans was $43 thousand, $190 thousand and $8 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.
Past Due Loans.   When a loan is 15 days past due, we send the borrower a late notice. We also contact the borrower by phone if the delinquency is not corrected promptly after the notice has been sent. When the loan is 30 days past due, we mail the borrower a letter reminding the borrower of the delinquency, and attempt to contact the borrower personally to determine the reason for the delinquency and ensure the borrower understands the terms of the loan. If necessary, subsequent delinquency notices are issued and the account will be monitored on a regular basis thereafter. By the 90th day of delinquency, we will send the borrower a final demand for payment and may recommend foreclosure. A summary report of all loans 30 days or more past due is provided to our board of directors each month. Generally, loans greater than 90 days past due are put on nonaccrual status. The delinquency status of acquired loans accounted for as purchased credit impaired loans are determined in accordance with their contractual repayment terms. At December 31, 2015, accruing purchased credit impaired loans greater than 90 days past due totaled $1.1 million.
The following table presents past due loans as of December 31, 2015 and 2014:
	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due
	(In thousands)
As of December 31, 2015
Originated Loans
Residential real estate	$—	$—	$969	$969
Commercial real estate	—	311	—	311
Home equity	198	—	—	198
Commercial business	1,078	100	343	1,521
Total originated loans	1,276	411	1,312	2,999
Acquired Loans
Commercial real estate	333	—	762	1,095
Construction	—	—	801	801
Home equity	100	162	191	453
Commercial business	262	71	101	434
Consumer	17	—	—	17
Total acquired loans	712	233	1,855	2,800
Total loans	$1,988	$644	$3,167	$5,799
As of December 31, 2014
Originated Loans
Residential real estate	$—	$—	$—	$—
Commercial real estate	—	—	3,436	3,436
Commercial business	—	—	—	—
Consumer	—	—	—	—
Total originated loans	—	—	3,436	3,436
Acquired Loans
Residential real estate	339	—	294	633
Commercial real estate	685	677	836	2,198
Construction	—	—	835	835
Home equity	—	40	—	40
Commercial business	178	386	305	869
Consumer	3	—	—	3
Total acquired loans	1,205	1,103	2,270	4,578
Total loans	$1,205	$1,103	$5,706	$8,014

At December 31, 2015, total past due loans totaled $5.8 million and consisted of six originated commercial business loans, one commercial real estate loans, one residential real estate loan, one home equity loan and 19 acquired loans. At December 31, 2014, total past due loans totaled $8.0 million and consisted of two originated commercial mortgage loans and 35 acquired loans.
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
Restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan. Loans which are already on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers such loans for return to accruing status. Accruing restructured loans are placed into nonaccrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term. Except for two non-accrual loans totaling $1.1 million, all TDRs at December 31, 2015 were performing in compliance under their modified terms and therefore, were on accrual status.
Troubled debt restructurings are reported as such for at least one year from the date of the restructuring. In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement. As of December 31, 2015 there was a $169 thousand commitment to lend additional funds to a borrower whose loans had been restructured.
The following table presents information on troubled debt restructured loans:
	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Accruing troubled debt restructured loans:
Residential real estate	$864	$1,965	$864	$864	$—
Commercial real estate	4,518	216	—	194	203
Construction	—	—	—	—	—
Home equity	80	92	97	—	—
Commercial business	779	1,338	642	794	57
Accruing troubled debt restructured loans	6,241	3,611	1,603	1,852	260
Nonaccrual troubled debt restructured loans:
Commercial real estate	970	—	—	—	—
Commercial business	90	—	—	—	—
Nonaccrual troubled debt restructured loans	1,060	—	—	—	—
Total troubled debt restructured loans	$7,301	$3,611	$1,603	$1,852	$260

As of December 31, 2015 and 2014, loans classified as troubled debt restructurings totaled $7.3 million and $3.6 million, respectively. The $7.3 million balance at December 31, 2015 consists of 12 loans. The TDR additions for 2015 consisted of 3 commercial real estate loans and 1 commercial business loan. The $3.6 million balance at December 31, 2014 consists of 9 loans. The TDR additions for 2014 consisted of 2 commercial real estate loans and 4 commercial business loans.
Potential Problem Loans.   We classify certain loans as “special mention”, “substandard”, or “doubtful”, based on criteria consistent with guidelines provided by our banking regulators. Potential problem loans represent loans that are currently performing, but for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. These loans are not included in the amounts of nonaccrual or restructured loans presented above. We cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses. We have identified approximately $2.5 million in potential problem loans at December 31, 2015. Potential problem loans are assessed for loss exposure using the methods described in Note 7 to our Consolidated Financial Statements under the caption “Credit Quality Indicators”.
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
Allowance for Loan Losses
Establishing an appropriate level of allowance for loan losses, involves a high degree of judgment. We use a methodology to systematically measure the amount of estimated loan loss exposure inherent in our loan portfolio for purposes of establishing a sufficient allowance for loan losses. We evaluate the adequacy of the allowance at least quarterly, and in determining our allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of our allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates and subsequent recoveries, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. See additional discussion regarding our allowance for loan losses under the caption “— Critical Accounting Policies and Estimates.”
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
The methodology we use to measure the amount of estimated loan loss exposure includes an analysis of individual loans deemed to be impaired. Impaired loans are loans for which it is probable that we will not be able to collect all amounts due according to the contractual terms of the loan agreements and all loans restructured in a troubled debt restructuring. Impaired loans do not include large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, which consist of primarily residential mortgage loans and consumer loans. Impairment is measured on a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or if the loan is collateral dependent, at the fair value of the collateral less costs to sell. For collateral dependent loans, we may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from our knowledge of circumstances associated with the property.
The following table presents the activity in our allowance for loan losses and related ratios:
	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$10,860	$8,382	$7,941	$6,425	$5,440
Charge-offs:
Residential real estate	—	—	—	(261)	—
Commercial real estate	—	—	(166)	—	—
Construction	—	(100)	—	(60)	(84)
Home equity	—	—	—	—	—
Commercial business	(15)	—	—	—	—
Consumer	(15)	(3)	(4)	(5)	—
Total charge-offs	(30)	(103)	(170)	(326)	(84)
Recoveries:
Consumer	9	425	26	21	20
Commercial Business	100	4	—	—	—
Total recoveries	109	429	26	21	20
Net (recoveries) charge-offs	(79)	(326)	144	305	64
Provision charged to earnings	3,230	2,152	585	1,821	1,049
Balance at end of period	$14,169	$10,860	$8,382	$7,941	$6,425
Net (recoveries) charge-offs to average loans	(0.01%)	(0.05%)	0.03%	0.07%	0.02%
Allowance for loan losses to total loans	1.23%	1.17%	1.33%	1.50%	1.74%

At December 31, 2015, our allowance for loan losses was $14.2 million and represented 1.23% of total loans, compared to $10.9 million and 1.17% of total loans, at December 31, 2014. The increase in the ratio of allowance for loan losses to total loans is driven by a shift in the loan portfolio to a higher percentage of commercial loans. For the years ended December 31, 2015, 2014 and 2013, the provision for loan losses charged to earnings totaled $3.2 million, $2.2 million and $585 thousand, respectively. Net recoveries for the year ended December 31, 2015 were $79 thousand and represented 0.01% of average loans, primarily reflecting a recovery on a commercial business loan. For the year ended December 31, 2014, net recoveries were $326 thousand and represented 0.05% of average loans, primarily reflecting a recovery on a consumer loan.
The carrying amount of total impaired loans at December 31, 2015 was $10.9 million and consisted of 15 commercial business loans, eight commercial real estate loans, two residential real estate loans, four home equity loans and two consumer loans. This compares to a carrying amount of  $8.3 million for total impaired loans at December 31, 2014. The amount of allowance for loan losses related to impaired loans was $111 thousand and $33 thousand, respectively, at December 31, 2015 and 2014.

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
	At December 31,
	2015		2014		2013
	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
	(Dollars in thousands)
Residential real estate	$1,444	15.44%	$1,431	18.83%	$1,310	24.66%
Commercial real estate	7,705	60.79	5,480	56.06	3,616	49.96
Construction	1,504	7.17	1,102	6.80	1,032	8.15
Home equity	174	1.39	205	1.95	190	2.14
Commercial business	3,334	15.06	2,638	16.05	2,225	14.96
Consumer	8	0.15	4	0.31	9	0.13
Total allowance for loan losses	$14,169	100.00%	$10,860	100.00%	$8,382	100.00%

	At December 31,
	2012		2011
	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
	(Dollars in thousands)
Residential real estate	$1,230	27.22%	$1,290	28.37%
Commercial real estate	3,842	53.73	2,519	47.10
Construction	929	6.25	1,007	10.95
Home equity	220	2.08	274	4.01
Commercial business	1,718	10.71	1,317	9.49
Consumer	2	0.01	11	0.08
Unallocated	—	—	7	—
Total allowance for loan losses	$7,941	100.00%	$6,425	100.00%

The allocation of the allowance for loan losses at December 31, 2015 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the allowance for loan losses at December 31, 2015 is appropriate to cover probable losses.
Investment Securities
We manage our investment securities portfolio to provide a readily available source of liquidity for balance sheet management, to generate interest income and to implement interest rate risk management strategies. Investment securities are designated as either available for sale, held to maturity or trading at the time of purchase. We do not currently maintain a portfolio of trading securities. Investment securities available for sale may be sold in response to changes in market conditions, prepayment risk, rate fluctuations, liquidity, or capital requirements. Investment securities available for sale are reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of tax, until realized. Investment securities held to maturity are reported at amortized cost.

The amortized cost and fair value of investment securities as of the dates indicated are presented in the following table:
	December 31,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. Government and agency obligations	$7,239	$7,143	$24,554	$24,418	$5,997	$5,688
State agency, U.S. Territories and municipal obligations	17,060	17,504	17,797	18,584	11,605	12,132
Corporate bonds	11,256	11,437	16,035	16,325	9,166	9,566
Government mortgage-backed securities	4,400	4,497	5,567	5,682	1,133	1,211
Total securities available for sale	$39,955	$40,581	$63,953	$65,009	$27,901	$28,597
Securities held to maturity:
U.S. Government and agency obligations	$—	$—	$1,010	$1,010	$1,021	$1,019
State agency, U.S. Territories and municipal obligations	9,026	9,026	9,179	9,179	11,461	11,461
Corporate bonds	1,000	981	1,000	985	1,000	973
Government mortgage-backed securities	200	221	265	296	334	362
Total securities held to maturity	$10,226	$10,228	$11,454	$11,470	$13,816	$13,815

At December 31, 2015, the carrying value of our investment securities portfolio totaled $50.8 million and represented 4% of total assets, compared to $76.5 million and 7% of total assets at December 31, 2014. This decrease of  $25.7 million, or 34%, primarily reflects maturities and calls. There were no sales of available for sale securities during the year ended December 31, 2015.
The net unrealized gain position on our investment portfolio at December 31, 2015 and 2014 was $628 thousand and $1.1 million, respectively and included gross unrealized losses of  $461 thousand and $290 thousand, respectively, as of December 31, 2015 and 2014. The gross unrealized losses at December 31, 2015 and 2014 were concentrated in U.S. Government and agency obligations and state agency, U.S. Territories and municipal obligations reflecting interest rate fluctuation. At December 31, 2015, we determined that there had been no deterioration in credit quality subsequent to purchase and believe that all unrealized losses are temporary. All of our investment securities are investment grade except for one U.S. Territory bond (a Commonwealth of Puerto Rico senior lien sales tax financing corporate bond or “COFINA” bond) with a face value of  $1.0 million that is rated two notches below investment grade. The Company has determined that the unrealized loss on this U.S. Territory bond is not other than temporarily impaired because payments are backed by a senior lien position on cash receipts from sales tax revenue with a strong debt service coverage. As such, management believes there will be enough sales tax revenue in the future to continue to receive all principal and interest payments. In February 2016, the Commonwealth of Puerto Rico proposed a voluntary debt restructuring of all of its outstanding debt. The restructuring proposal could impact the valuation of the bond. The voluntary restructuring proposal has been rejected by creditors and represents one event in the expected multi-year process in working out the Commonwealth of Puerto Rico’s financial problems.

The following tables summarize the amortized cost and weighted average yield of debt securities in our investment securities portfolio as of December 31, 2015 and 2014, based on remaining period to contractual maturity. Information for mortgage-backed securities is based on the final contractual maturity dates without considering repayments and prepayments.
	Due Within 1 Year		Due 1 – 5 Years		Due 5 – 10 Years		Due After 10 Years
At December 31, 2015	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
	(In thousands)
Securities available for sale:
U.S. Government and agency obligations	$—	—%	$6,198	1.49%	$394	2.30%	$647	2.91%
State agency, U.S. Territories and municipal obligations	—	—	520	3.00	9,762	3.38	6,778	3.79
Corporate bonds	1,010	4.27	9,233	3.05	1,013	2.60	—	—
Government mortgage-backed securities	—	—	68	3.36	240	2.62	4,092	2.60
Total securities available for sale	$1,010	4.27%	$16,019	2.44%	$11,409	3.20%	$11,517	3.32%
Securities held to maturity:
U.S. Government and agency obligations	$—	—%	$—	—%	$—	—%	$—	—%
State agency and municipal obligations	—	—	—	—	—	—	9,026	4.65
Corporate bonds	—	—	1,000	2.14	—	—	—	—
Government mortgage-backed securities	—	—	—	—	—	—	200	5.24
Total securities held to maturity	$—	—%	$1,000	2.14%	$—	—%	$9,226	4.89%

	Due Within 1 Year		Due 1 – 5 Years		Due 5 – 10 Years		Due After 10 Years
At December 31, 2014	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
	(In thousands)
Securities available for sale:
U.S. Government and agency obligations	$497	2.24%	$3,998	1.43%	$17,055	2.50%	$3,004	2.56%
State agency, U.S. Territories and municipal obligations	—	—	—	—	9,297	3.13	8,500	3.83
Corporate bonds	5,764	1.77	4,150	4.26	6,121	2.38	—	—
Government mortgage-backed securities	—	—	99	2.64	—	—	5,468	2.36
Total securities available for sale	$6,261	1.81%	$8,247	2.87%	$32,473	2.66%	$16,972	3.13%
Securities held to maturity:
U.S. Government and agency obligations	$1,010	0.27%	$—	—%	$—	—%	$—	—%
State agency and municipal obligations	—	—	—	—	—	—	9,179	4.50
Corporate bonds	—	—	—	—	1,000	2.69	—	—
Government mortgage-backed securities	—	—	—	—	—	—	265	5.06
Total securities held to maturity	$1,010	0.27%	$—	—%	$1,000	2.69%	$9,444	4.52%

Bank Owned Life Insurance or BOLI
BOLI amounted to $23.8 million as of December 31, 2015, reflecting our purchase of  $10.0 million and $12.5 million in life insurance coverage in the fourth quarter of 2013 and the third quarter of 2014, respectively. The purchase of life insurance policies results in an income-earning asset on our consolidated balance sheet that provides monthly tax-free income to us and also provides a means to mitigate increasing employee benefit costs. We expect to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. BOLI is included in our Consolidated Balance Sheets at its cash surrender value. Increases in the cash surrender value are reported as a component of noninterest income in our Consolidated Statements of Income.
Deposit Activities and Other Sources of Funds
Our sources of funds include deposits, brokered certificates of deposit, FHLB borrowings, subordinated debt and proceeds from the sales, maturities and payments of loans and investment securities. Total deposits represented 79% of our total assets at December 31, 2015. While scheduled loan and securities repayments are a relatively stable source of funds, loan and investment security prepayments and deposit inflows are influenced by prevailing interest rates and local economic conditions and are inherently uncertain.
Deposits
We offer a wide variety of deposit products and rates to consumer and business customers consistent with FDIC regulations. Our pricing committee meets regularly to determine pricing and marketing initiatives. In addition to being an important source of funding for us, deposits also provide an ongoing stream of fee revenue.
We participate in the Certificate of Deposit Account Registry Service, or CDARS, program. We use CDARS to place customer funds into certificate of deposit accounts issued by other participating banks. These transactions occur in amounts that are less than FDIC insurance limits to ensure that deposit customers are eligible for FDIC insurance on the full amount of their deposits. Reciprocal amounts of deposits are received from other participating banks that do the same with their customer deposits, and, we also execute one-way buy transactions. CDARS deposits are considered to be brokered deposits for bank regulatory purposes. We consider the reciprocal deposit balances to be in-market deposits as distinguished from traditional out-of-market brokered deposits.
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
The following table sets forth the composition of our deposits for the dates indicated:
	At December 31,
	2015			2014
	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$164,553	15.72%	—%	$166,030	19.87%	—%
NOW	51,008	4.87	0.11	60,321	7.22	0.11
Money market	296,838	28.35	0.53	216,180	25.88	0.46
Savings	97,846	9.35	0.72	84,457	10.11	0.33
Time	436,697	41.71	0.96	308,451	36.92	0.88
Total deposits	$1,046,942	100.00%	0.73%	$835,439	100.00%	0.58%

	At December 31, 2013
	Amount	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$118,618	17.93%	—%
NOW	73,652	11.13	0.12
Money market	164,579	24.88	0.45
Savings	107,692	16.28	0.46
Time	197,004	29.78	0.72
Total deposits	$661,545	100.00%	0.43%

Total deposits were $1.0 billion at December 31, 2015, an increase of  $211.5 million, or 25%, from the year ended December 31, 2014.
Time deposits, excluding CDARS, increased by $148.7 million, or 64%, from year-end 2014, reflecting increased volume driven by promotional rates. Time deposits, excluding CDARS were $381.1 million at December 31, 2015 compared to the December 31, 2014 balance of  $232.4 million and CDARS deposits were $55.6 million at December 31, 2015 compared to $76.1 million at December 31, 2014. Reciprocal customer deposits comprised $26.6 million, or 48%, of our total CDARS balance at December 31, 2015.
During 2015, money market accounts increased $80.7 million, or 37%, reflecting promotions for our premium money market accounts. Noninterest bearing demand deposits decreased by $1.5 million, or 1%, and NOW accounts decreased $9.3 million, or 15% due to customer withdrawals outpacing new deposits. Savings accounts were $97.8 million at December 31, 2015, up by $13.4 million, or 16%, from December 31, 2014.
At December 31, 2015 and 2014, time deposits, with a denomination of  $100 thousand or more totaled $363.3 million and $239.8 million, respectively, maturing during the periods indicated in the table below:
	December 31,
	2015	2014
	(Dollars in thousands)
Maturing:
Within 3 months	$60,630	$47,918
After 3 but within 6 months	56,647	49,511
After 6 months but within 1 year	85,390	92,502
After 1 year	160,672	49,885
Total	$363,339	$239,816

The Bank is a member of the FHLB, which is part of a twelve district Federal Home Loan Bank System. Members are required to own capital stock of the FHLB, and borrowings are collateralized by qualifying assets not otherwise pledged (principally single-family residential mortgage loans and securities). The maximum amount of credit that the FHLB will extend varies from time to time, depending on its policies and the amount of qualifying collateral the member can pledge. The Bank had satisfied its collateral requirement at December 31, 2015.
We utilize advances from the FHLB as part of our overall funding strategy and to meet short-term liquidity needs. Total FHLB advances were $120.0 million at December 31, 2015 compared to $129.0 million at December 31, 2014. The decrease of  $9.0 million reflects normal fluctuations in our borrowings.

Advances payable to the FHLB include short-term advances with original maturity dates of one year or less. The following table sets forth certain information concerning short-term FHLB advances as of and for the periods indicated in the following table:
	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
As of and for the period ending:
Average amount outstanding during the period	$80,248	$37,129	$39,167
Amount outstanding at end of period	75,000	107,000	12,000
Highest month end balance during the period	101,000	107,000	60,000
Weighted average interest rate at end of period	0.46%	0.26%	0.41%
Weighted average interest rate during the period	0.34%	0.23%	0.28%
On August 19, 2015 the Company completed a private placement of  $25.5 million in aggregate principal amount of fixed rate subordinated notes (the “Notes”) to certain institutional investors. The Notes are non-callable for five years, have a stated maturity of August 15, 2025, and bear interest at a quarterly pay fixed rate of 5.75% per annum to the maturity date or the early redemption date.
Derivative Instruments
The Company uses interest rate swap instruments to fix the interest rate on certain FHLB borrowings, all of which are designated as cash flow hedges. The hedge strategy converts the floating rate of interest on certain FHLB advances to fixed interest rates, thereby protecting the Bank from floating interest rate variability. At December 31, 2015, the Company held derivative financial instruments with a total notional amount of  $75 million.
Information about derivative instruments at December 31, 2015 and 2014 was as follows:
December 31, 2015:
	Notional Amount	Original Maturity	Received	Paid	Fair Value Asset (Liability)
	(Dollars in thousands)
Cash flow hedge:
Interest rate swap on FHLB advance	$25,000	4.7 years	0.61%	1.62%	$(181)
Interest rate swap on FHLB advance	$25,000	5.0 years	0.61%	1.83%	(276)
Interest rate swap on FHLB advance	$25,000	5.0 years	0.61%	1.48%	181
					$(276)

December 31, 2014:
	Notional Amount	Original Maturity	Received	Paid	Fair Value Asset (Liability)
	(Dollars in thousands)
Cash flow hedge:
Interest rate swap on FHLB advance	$25,000	4.7 years	0.26%	1.62%	$(73)
Interest rate swap on forward-starting FHLB advance	$25,000	5.0 years	0.26%	1.83%	(113)
					$(186)

Liquidity and Capital Resources
Liquidity Management
Liquidity is defined as the ability to generate sufficient cash flows to meet all present and future funding requirements at reasonable costs. Our primary source of liquidity is deposits. While our generally preferred funding strategy is to attract and retain low cost deposits, our ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from our investment securities portfolios, loan repayments and earnings. Investment securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs.
The Company’s liquidity positions are monitored daily by management. The Asset Liability Committee or ALCO establishes guidelines to ensure maintenance of prudent levels of liquidity. ALCO reports to the Company’s board of directors.
The Bank has a detailed liquidity funding policy and a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity. We employ a stress testing methodology to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of  “business as usual” cash flows. The Bank has established unsecured borrowing capacity with the Bankers’ Bank Northeast and also maintains additional collateralized borrowing capacity with the FHLBB in excess of levels used in the ordinary course of business. Our sources of liquidity include cash, unpledged investment securities, borrowings from the FHLBB and the brokered deposit market. At December 31, 2015, our liquidity sources totaled $697.0 million and represented 52% of total assets, compared to $578.7 million and 53% of total assets at December 31, 2014 and $424.1 million and 54% of total assets at December 31, 2013.
Capital Resources
Total shareholders’ equity was $131.8 million at December 31, 2015, compared to $129.2 million at December 31, 2014. The $2.6 million, or 2%, increase is primarily a result of net income for the year ended December 31, 2015 of  $9.0 million and capital raised from the exercise of warrants in the fourth quarter of 2015 of  $3.8 million, offset by the redemption of the SBLF preferred stock of  $11.0 million. The ratio of total equity to total assets was 9.90% at December 31, 2015, which compares to 11.75% at December 31, 2014. Tangible book value per common share at December 31, 2015 and 2014 was $17.43 and $16.35, respectively.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets, as defined by regulation. At December 31, 2015, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At December 31, 2015, the Bank’s ratio of common equity tier 1 capital to risk-weighted assets was 12.18%, total capital to risk-weighted assets was 13.39%, Tier 1 capital to risk weighted assets was 12.18% and Tier 1 capital to average assets was 10.84%.
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
On November 20, 2015 the Company redeemed $10.98 million (10,980 shares) of preferred stock issued pursuant to the United States Department of Treasury (“Treasury’’) under the Small Business Lending Fund Program (the “SBLF’’). The shares were redeemed at their liquidation value of  $1,000 per share plus accrued dividends through November 20, 2015. The redemption was approved by the Company’s primary federal regulator and was funded with the Company’s surplus capital. With this redemption, the Company has redeemed all of its outstanding SBLF stock.
Our shareholders are entitled to dividends when and if declared by our board of directors out of funds legally available. Connecticut law prohibits us from paying cash dividends except from our net profits, which are defined by state statutes. In the years ended December 31, 2015, 2014 and 2013, we paid cash dividends on our Series C Preferred Stock of  $125 thousand, $110 thousand and $111 thousand, respectively. On October 29, 2015 The Company’s Board of Directors declared a $0.05 per share cash dividend, that was paid on December 21, 2015 to shareholders of record on December 11, 2015. We did not repurchase any of our common stock during the years ended December 31, 2015, 2014 or 2013.
Contractual Obligations
The following table summarizes our contractual obligations to make future payments as of December 31, 2015. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.
	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(in thousands)
Contractual Obligations:
FHLB advances	$120,000	$75,000	$20,000	$25,000	$—
Operating lease agreements	8,196	1,796	2,002	1,526	2,872
Time deposits with stated maturity dates	436,697	238,673	187,868	10,156	—
Total contractual obligations	$564,893	$315,469	$209,870	$36,682	$2,872

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
Commitments to extend credit totaled $153.4 million and $156.4 million, respectively at December 31, 2015 and 2014. The following table summarizes our commitments to extend credit as of the dates indicated. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. We manage our liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that we will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.
As of December 31, 2015
	Amount of Commitment Expiration per Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(in thousands)
Other Commitments:
Loan commitments	$77,181	$44,148	$10,778	$1,110	$21,145
Undisbursed construction loans	66,974	12,110	34,628	2,638	17,598
Unused home equity lines of credit	9,258	562	364	376	7,956
Total other commitments	$153,413	$56,820	$45,770	$4,124	$46,699

As of December 31, 2014
	Amount of Commitment Expiration per Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(in thousands)
Other Commitments:
Loan commitments	$83,013	$52,370	$14,791	$2,556	$13,296
Undisbursed construction loans	61,095	9,218	11,104	—	40,773
Unused home equity lines of credit	12,340	138	799	781	10,622
Total other commitments	$156,448	$61,726	$26,694	$3,337	$64,691

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
We use two sets of standard scenarios to measure net interest income at risk. For the “core” scenario, rate changes are ramped over a twelve-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Simulation analysis involves projecting a future balance sheet structure and interest income and expense under the various rate scenarios. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than: 6% for a 100 basis point shift; 12% for a 200 basis point shift; and 18% for a 300 basis point shift.
The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning December 31, 2015 and 2014:
Parallel Ramp
	Estimated Percent Change in Net Interest Income
	At December 31,
Rate Changes (basis points)	2015	2014
-100	(1.49)%	(0.95)%
+200	(2.49)	(4.00)
Parallel Shock
	Estimated Percent Change in Net Interest Income
	At December 31,
Rate Changes (basis points)	2015	2014
-100	(3.47)%	(3.26)%
+100	(2.36)	(3.07)
+200	(4.94)	(5.61)
+300	(8.65)	(9.00)
The net interest income at risk simulation results indicate that as of December 31, 2015, we remain liability sensitive. The liability sensitivity is due to the fact that there are more liabilities than assets subject to repricing as market rates change.

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
The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:
Parallel Shock
	Estimated Percent Change in Economic Value of Equity
	At December 31,
Rate Changes (basis points)	2015	2014
-100	(3.80)%	(0.50)%
+100	(7.80)	(8.50)
+200	(17.20)	(18.20)
+300	(25.40)	(26.90)
While ALCO reviews and updates simulation assumptions and also periodically back-tests the simulation results to ensure that the assumptions are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk or future net interest margin. Over time, the repricing, maturity and prepayment characteristics of financial instruments and the composition of our balance sheet may change to a different degree than estimated. Simulation modeling assumes a static balance sheet, with the exception of certain modeled deposit mix shifts from low-cost core savings deposits to higher-cost time deposits in rising rate scenarios as noted above. Due to the low current level of market interest rates, the banking industry has experienced relatively strong growth in low-cost FDIC insured core savings deposits over the past several years. ALCO recognizes that a portion of these increased levels of low-cost balances could shift into higher yielding alternatives in the future, particularly if interest rates rise and as confidence in financial markets strengthens, and has modeled increased amounts of deposit shifts out of these low-cost categories into higher-cost alternatives in the rising rate simulation scenarios presented above.
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

Item 8.
Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are presented in the order shown below:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Bankwell Financial Group, Inc. and Subsidiaries
New Canaan, Connecticut
We have audited the accompanying consolidated balance sheets of Bankwell Financial Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bankwell Financial Group, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
/s/ Whittlesey & Hadley, P.C.
Hartford, Connecticut
March 8, 2016

Bankwell Financial Group, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share data)
	December 31,
	2015	2014
ASSETS
Cash and due from banks	$49,562	$48,559
Federal funds sold	39,035	—
Cash and cash equivalents	88,597	48,559
Held to maturity investment securities, at amortized cost	10,226	11,454
Available for sale investment securities, at fair value	40,581	65,009
Loans held for sale	—	586
Loans receivable (net of allowance for loan losses of $14,169 and $10,860 at December 31, 2015 and 2014, respectively)	1,129,748	915,981
Foreclosed real estate	1,248	950
Accrued interest receivable	4,071	3,323
Federal Home Loan Bank stock, at cost	6,554	6,109
Premises and equipment, net	11,163	11,910
Bank-owned life insurance	23,755	23,028
Goodwill	2,589	2,589
Other intangible assets	652	848
Deferred income taxes, net	8,337	7,156
Other assets	2,851	2,029
Total assets	$1,330,372	$1,099,531
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$164,553	$166,030
Interest bearing deposits	882,389	669,409
Total deposits	1,046,942	835,439
Advances from the Federal Home Loan Bank	120,000	129,000
Subordinated debentures	25,000	—
Accrued expenses and other liabilities	6,661	5,882
Total liabilities	1,198,603	970,321
Commitments and contingencies (Note 12)	—	—
Shareholders’ equity
Preferred stock, senior noncumulative perpetual, Series C, no par; 10,980 shares issued at December 31, 2014, liquidation value of $1,000 per share	—	10,980
Common stock, no par value; 10,000,000 shares authorized, 7,516,291 and 7,185,482 shares issued at December 31, 2015 and 2014, respectively	112,579	107,265
Retained earnings	18,963	10,434
Accumulated other comprehensive income	227	531
Total shareholders’ equity	131,769	129,210
Total liabilities and shareholders’ equity	$1,330,372	$1,099,531

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
	Year Ended December 31,
	2015	2014	2013
Interest and dividend income
Interest and fees on loans	$48,698	$33,409	$26,599
Interest and dividends on securities	1,958	2,052	1,409
Interest on cash and cash equivalents	98	128	84
Total interest income	50,754	35,589	28,092
Interest expense
Interest expense on deposits	5,681	3,295	2,233
Interest on borrowings	2,285	634	532
Total interest expense	7,966	3,929	2,765
Net interest income	42,788	31,660	25,327
Provision for loan losses	3,230	2,152	585
Net interest income after provision for loan losses	39,558	29,508	24,742
Noninterest income
Gains and fees from sales of loans	1,113	1,313	2,020
Service charges and fees	933	643	416
Bank owned life insurance	727	497	31
Gain on bargain purchase	—	—	1,333
Net gain on sale of available for sale securities	—	—	648
Gain on sale of foreclosed real estate, net	—	—	64
Other	711	588	211
Total noninterest income	3,484	3,041	4,723
Noninterest expense
Salaries and employee benefits	16,065	13,534	11,578
Occupancy and equipment	5,341	4,422	3,420
Data processing	1,523	1,289	1,349
Professional services	1,447	1,194	1,595
Marketing	985	674	927
FDIC insurance	672	488	333
Director fees	622	650	330
Amortization of intangibles	196	133	18
Foreclosed real estate	168	36	8
Merger and acquisition related expenses	2	1,801	908
Other	2,150	1,591	1,654
Total noninterest expense	29,171	25,812	22,120
Income before income tax expense	13,871	6,737	7,345
Income tax expense	4,841	2,169	2,184
Net income	$9,030	$4,568	$5,161
Net income attributable to common shareholders	$8,905	$4,458	$5,050
Earnings Per Common Share:
Basic	$1.23	$0.78	$1.46
Diluted	$1.21	$0.78	$1.44
Weighted Average Common Shares Outstanding:
Basic	7,071,550	5,577,942	3,395,779
Diluted	7,140,558	5,605,512	3,451,393
Dividends per common share	$0.05	$—	$—
See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
	Year Ended December 31,
	2015	2014	2013
Net income	$9,030	$4,568	$5,161
Other comprehensive income (loss):
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on available for sale securities	(431)	361	(1,129)
Reclassification adjustment for loss realized in net income	—	—	(648)
Net change in unrealized (loss) gain	(431)	361	(1,777)
Tax effect – benefit (expense)	192	(141)	690
Unrealized (losses) gains on securities, net of tax	(239)	220	(1,087)
Unrealized losses on interest rate swap:
Unrealized losses on interest rate swaps designated as cash flow hedge	(89)	(186)	—
Tax effect – benefit	24	73	—
Unrealized losses on interest rate swap, net of tax	(65)	(113)	—
Total other comprehensive (loss) income	(304)	107	(1,087)
Comprehensive income	$8,726	$4,675	$4,074

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)
	Number of Outstanding Shares	Preferred Stock	Common Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2013	2,846,700	$10,980	$38,117	$926	$1,511	$51,534
Net income	—	—	—	5,161	—	5,161
Other comprehensive loss, net of tax	—	—	—	—	(1,087)	(1,087)
Preferred stock cash dividends	—	—	—	(111)	—	(111)
Stock-based compensation expense	—	—	343	—	—	343
Capital from exercise of stock options	—	—	467	—	—	467
Capital from private placement	—	—	13,178	—	—	13,178
Issuance of restricted stock	87,456	—	—	—	—	—
Forfeitures of restricted stock	(1,916)	—	—	—	—	—
Stock options exercised	46,640	—	—	—	—	—
Stock issuance from private placement	897,513	—	—	—	—	—
Balance at December 31, 2013	3,876,393	10,980	52,105	5,976	424	69,485
Net income	—	—	—	4,568	—	4,568
Other comprehensive income, net of tax	—	—	—	—	107	107
Preferred stock cash dividends	—	—	—	(110)	—	(110)
Stock-based compensation expense	—	—	573	—	—	573
Capital from exercise of stock options	—	—	207	—	—	207
Issuance of 2,702,703 shares, net of expenses	2,702,703	—	44,704	—	—	44,704
Issuance of restricted stock	127,610	—	—	—	—	—
Forfeitures of restricted stock	(51,651)	—	—	—	—	—
Stock options exercised	20,305	—	—	—	—	—
Stock issuance from acquisition of Quinnipiac
Bank and Trust Company	510,122	—	9,676	—	—	9,676
Balance at December 31, 2014	7,185,482	10,980	107,265	10,434	531	129,210
Net income	—	—	—	9,030	—	9,030
Other comprehensive loss, net of tax	—	—	—	—	(304)	(304)
Cash dividends declared ($0.05 per share)	—	—	—	(376)	—	(376)
Preferred stock cash dividends	—	—	—	(125)	—	(125)
Redemption of SBLF preferred stock	—	(10,980)	—	—	—	(10,980)
Stock-based compensation expense	—	—	1,033	—	—	1,033
Warrants exercised	269,992	—	3,780	—	—	3,780
Issuance of restricted stock	51,800	—	—	—	—	—
Forfeitures of restricted stock	(25,573)	—	—	—	—	—
Stock options exercised	34,590	—	501	—	—	501
Balance at December 31, 2015	7,516,291	$—	$112,579	$18,963	$227	$131,769

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)
	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$9,030	$4,568	$5,161
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on investment securities	99	124	97
Provision for loan losses	3,230	2,152	585
Provision for deferred taxes	(966)	(696)	(357)
Net gain on sales of available for sale securities	—	—	(648)
Depreciation and amortization	1,685	1,239	666
Increase in cash surrender value of bank-owned life insurance	(727)	(497)	—
Loan principal sold	(30,309)	(27,282)	(72,589)
Proceeds from sales of loans	32,008	28,109	74,509
Net gain on sales of loans	(1,113)	(1,313)	(2,020)
Equity-based compensation	1,033	573	343
Net (accretion) amortization of purchase accounting adjustments	(104)	656	(80)
Loss (gain) on sale and write-downs of foreclosed real estate	184	—	(64)
Gain on bargain purchase	—	—	(1,333)
Net change in:
Deferred loan fees	668	1,120	479
Accrued interest receivable	(748)	(619)	(185)
Other assets	(519)	58	(501)
Accrued expenses and other liabilities	779	978	(1,114)
Net cash provided by operating activities	14,230	9,170	2,949
Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	1,877	10,189	723
Proceeds from principal repayments on held to maturity securities	220	2,353	180
Net proceeds from sales and calls of available for sale securities	22,030	15,920	10,514
Net proceeds from sales and calls of held to maturity securities	1,000	—	—
Purchases of available for sale securities	—	(53,772)	—
Purchase of held to maturity securities	—	—	(7,623)
Purchase of bank-owned life insurance	—	(12,500)	(10,031)
Acquisition, net of cash paid	—	2,546	30,883
Net increase in loans	(218,772)	(200,118)	(77,004)
Purchases of premises and equipment	(938)	(2,042)	(908)
Purchase of Federal Home Loan Bank stock	(445)	(1,275)	(134)
Proceeds from sale of foreclosed real estate	400	—	1,693
Net cash used by investing activities	(194,628)	(238,699)	(51,707)
Cash flows from financing activities
Net change in time certificates of deposit	128,379	111,247	66,538
Net change in other deposits	83,257	(37,973)	68,772
Net change in FHLB advances	(9,000)	78,000	(47,000)
Proceeds from issuance of common stock	3,780	44,704	13,178
Proceeds from exercise of options	501	207	467
Issuance of subordinated debt	25,000	—	—
Redemption of SBLF preferred stock	(10,980)	—	—
Dividends paid on common stock	(376)	—	—
Dividends paid on preferred stock	(125)	(110)	(111)
Net cash provided by financing activities	220,436	196,075	101,844
Net increase (decrease) in cash and cash equivalents	40,038	(33,454)	53,086
Cash and cash equivalents:
Beginning of year	48,559	82,013	28,927
End of period	$88,597	$48,559	$82,013
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$7,544	$3,985	$2,527
Income taxes	6,136	2,222	2,872
Acquisition of noncash assets and liabilities:
Assets acquired	—	112,498	34,869
Liabilities assumed	—	(107,958)	(64,446)
Noncash investing and financing activities
Loans transferred to foreclosed real estate	883	—	52
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
The Bank is a Connecticut state chartered commercial bank, founded in 2002, whose deposits are insured under the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank provides a full range of banking services to commercial and consumer customers, primarily concentrated in the Fairfield and New Haven Counties region of Connecticut, with branch locations in New Canaan, Stamford, Fairfield, Wilton, Norwalk, Hamden and North Haven Connecticut.
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
Basis of consolidated financial statement presentation
The consolidated financial statements as of December 31, 2015 and 2014 and for the years ending December 31, 2015, 2014 and 2013 have been prepared in accordance with GAAP and general practices within the banking industry. Such policies have been followed on a consistent basis.
Significant concentrations of credit risk
Most of the Company’s activities are with customers located within Fairfield and New Haven Counties and the surrounding region of Connecticut, and declines in property values in these areas could significantly impact the Company. The Company has significant concentrations in commercial real estate loans. Management does not believe they present any special risk. The Company does not have any significant concentrations in any one industry or customer.
Cash and Cash Equivalents and Statement of Cash Flows
Cash and due from banks and federal funds sold are recognized as cash equivalents in the consolidated statements of cash flows. Federal funds sold generally mature in one day. For purposes of reporting cash

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Investment securities in the available for sale and held-to-maturity portfolios are reviewed quarterly for other-than-temporary impairment (OTTI). If a debt security is below amortized cost, other-than-temporary impairment is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the security. OTTI is required to be recognized regardless of the credit loss component if the Company intends to sell the security or if it is “more-likely-than-not” that the Company will be required to sell the security before recovery of its amortized cost basis. The credit loss component of an other-than-temporary impairment write-down is recorded in earnings, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided the Company does not intend to sell the underlying debt security and it is more-likely-than-not that the Company will not be required to sell the debt security prior to recovery.
In determining whether a credit loss exists and the period over which the fair value of the debt security is expected to recover, management considers the following factors: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, any external credit ratings, the level of excess cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities and the level of credit enhancement provided by the structure.
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
Federal Home Loan Bank Stock
Federal Home Loan Bank of Boston (“FHLB”) stock is a non-marketable equity security that is carried at cost. There are no quoted market prices for this security and the security is not liquid. The Company can sell these securities back to the FHLB at par.
Loans Held For Sale
Loans held for sale are those loans which management has the intent to sell in the foreseeable future, and are carried at the lower of aggregate cost or market value. Net unrealized losses, if any, are recognized

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

by a valuation allowance through a charge to noninterest income. Realized gains and losses on the sale of loans are recognized on the settlement date and are determined by the difference between the sale proceeds and the carrying value of the loans.
Loans may be sold with servicing rights released or retained. At the time of the sale, management records a servicing asset for the value of any retained servicing rights, which represents the present value of the differential between the contractual servicing fee and adequate compensation, defined as the fee a sub-servicer would require to assume the role of servicer, after considering the estimated effects of prepayments.
Loans Receivable
Loans receivable that management has the ability and intent to hold for the foreseeable future or until maturity or payoff are stated at their current unpaid principal balances, net of the allowance for loan losses, charge-offs, recoveries, net deferred loan origination fees and unamortized loan premiums.
Past due or delinquency status for all loans is based on the number of days past due in accordance with its contractual payment terms.
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

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The allowance for loan losses consists of specific and general components. The specific component relates to impaired loans that are classified as doubtful, substandard or special mention. For these loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non classified loans and is based on historical loss experience adjusted for qualitative factors, and includes unallocated components maintained to cover uncertainties that could affect management’s estimation of probable losses, and reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Goodwill and Intangibles
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Intangible assets are assets acquired in a business combination that lack physical substance but can be distinguished from goodwill because the intangible asset is capable of being sold or exchanged on its own or in combination with related contracts, assets or liabilities. Intangible assets are amortized on a straight-line or accelerated basis over estimated lives. Goodwill is not amortized. Goodwill and identifiable intangible assets are evaluated for impairment annually or whenever events or changes in circumstances indicate the carrying value of these assets may not be recoverable. When these assets are evaluated for impairment, if the carrying amount exceeds fair value, an impairment charge is recorded to income. The fair value is based on observable market prices, when practicable. Other valuation techniques may be used when market prices are unavailable, including estimated discounted cash flows. This type of analysis contains uncertainties because it requires management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. In the event of future changes in fair value, the Company may be exposed to an impairment charge that could be material.
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
Income Taxes
Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable for future years to differences between financial statement and tax

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

bases of existing assets and liabilities. The effect of tax rate changes on deferred taxes is recognized in the income tax provision in the period that includes the enactment date. A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount expected to be realized. In the event it becomes more-likely-than-not that some or all of the deferred tax asset allowances will not be needed, the valuation allowance will be adjusted.
In the ordinary course of business there is inherent uncertainty in quantifying the Company’s income tax positions. Income tax positions and record tax benefits assessed for all years are subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have determined the amount of the tax benefit to be recognized by estimating the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest and penalties have also been recognized. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.
Related Party Transactions
The Company’s Directors, Officers and their affiliates have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Management believes that all deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, and on substantially the same terms, including interest rates, as those prevailing at the time for comparable transactions with other customers who are not Directors or Officers.
Stock Compensation
The Company measures and recognizes compensation cost relating to share-based payment transactions based on the grant-date fair value of the equity instruments issued. The fair value of time-based restricted stock is recorded based on the grant date fair value of the Company’s common stock. The fair value of market-based restricted stock is based on values derived using a Monte Carlo based pricing model. The fair value of stock options is determined using the Black-Sholes Option Pricing model. Stock-based compensation costs are recognized over the requisite service period for the awards. Compensation expense reflects the number of awards expected to vest and is adjusted based on awards that ultimately vest.
Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if dilutive stock options and restricted stock awards were exercised and resulted in the issuance of common stock. Unvested share-based payment awards, that include the right to receive non forfeitable dividends, are considered participating securities and therefore considered to be outstanding in the computation of earnings per share. EPS is calculated using the two class method, under which calculations (1) exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities and (2) exclude from the denominator the dilutive impact of the participating securities.
Comprehensive Income
Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and cash flow hedge transactions, are reported as a separate component of the stockholders’ equity section of the balance sheets, such items, along with net income, are components of comprehensive income.

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Values of Financial Instruments
The Company is required to disclose the fair value for all financial instruments.
The following methods and assumptions were used by management in estimating the fair value of its financial instruments:
Cash and due from banks, federal funds sold, accrued interest receivable and mortgagors’ escrow accounts:   The carrying amount is a reasonable estimate of fair value.
Investment securities:   Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The fair value of securities is further classified in accordance with the framework specified in GAAP as discussed in Note 20, Fair Value Measurements.
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
Derivative asset (liability):   The valuation of the Company’s interest rate swaps is obtained from a third party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves.
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

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
ASU No. 2014-04, Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40) —  “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).”   The ASU clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar agreement. In addition, the amendments require disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure in accordance with local requirements of the applicable jurisdiction. An entity can elect to adopt the amendments using either a modified retrospective method or a prospective transition method. The amendments were effective for the Company as of January 1, 2015. This ASU did not impact the Company’s financial statements and the Company does not expect the application of this guidance will have a material impact on the Company’s financial statements in the future.
ASU No. 2014-09 — Revenue from Contracts with Customers (Topic 606).   The ASU establishes a single comprehensive model for an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, and will supersede nearly all existing revenue recognition guidance, to clarify and converge revenue recognition principles under US GAAP and IFRS. The update outlines five steps to recognizing revenue: (i) identify the contracts with the customer; (ii) identify the separate performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the separate performance obligations; (v) recognize revenue when each performance obligation is satisfied. The update requires more comprehensive disclosures, relating to quantitative and qualitative information for amounts, timing, the nature and uncertainty of revenue, and cash flows arising from contracts with customers, which will mainly impact construction and high-tech industries. The most significant potential impact to banking entities relates to less prescriptive derecognition requirements on the sale of OREO property. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Accordingly, the amendments are effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted for annual and interim reporting periods beginning after December 15, 2016. An entity may elect either a full retrospective or a modified retrospective application. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.
ASU No. 2014-12, Compensation — Stock Compensation (Topic 718) — “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force).”    The ASU provides explicit guidance to account for a performance target that could be achieved after the requisite service

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

period as a performance condition. For awards within the scope of this Update, the Task Force decided that an entity should apply existing guidance in Topic 718 as it relates to share-based payments with performance conditions that affect vesting. Consistent with that guidance, performance conditions that affect vesting should not be reflected in estimating the fair value of an award at the grant date. Compensation cost should be recognized when it is probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The amendments are effective for annual and interim periods beginning after December 15, 2015. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.
ASU No. 2014-14, Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40) —  “Classification of Certain Government-Guaranteed Residential Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).”   The ASU has been issued to reduce diversity in practice in the classification of foreclosed residential mortgage loans held by creditors that are fully guaranteed under certain government programs, including the Federal Housing Administration guarantees. A residential mortgage loan would be derecognized and a separate other receivable would be recognized upon foreclosure if the loan has both of the following characteristics: (i) the loan has a government guarantee that is not separable from the loan before foreclosure entitling the creditor to the full unpaid principal balance of the loan; and (ii) at the time of foreclosure, the creditor has the intent to make a claim on the guarantee and the ability to recover the full unpaid principal balance of the loan through the guarantee. Notably, upon foreclosure, the separate other receivable would be measured based on the current amount of the loan balance expected to be recovered under the guarantee. The amendments were effective for the Company as of January 1, 2015. This ASU did not impact the Company’s financial statements and the Company does not expect the application of this guidance will have a material impact on the Company’s financial statements in the future.
ASU No. 2014-17, Business Combinations (Topic 805) — “Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force).”   Current generally accepted accounting principles (GAAP) offer limited guidance for determining whether and at what threshold an acquiree (acquired entity) can reflect the acquirer’s accounting and reporting basis (pushdown accounting) in its separate financial statements. The objective of this ASU is to provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements. The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this ASU were effective for the Company on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change in control events or to its most recent change-in-control event. This ASU did not impact the Company’s financial statements and the Company does not expect the application of this guidance will have a material impact on the Company’s financial statements in the future.
ASU No. 2015-01, Income Statement — Extraordinary and Unusual Items (Subtopic 225-20) —  “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.”   Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. Under this ASU, separate, net-of-tax presentation (and corresponding earnings per share impact) will no longer be allowed. The existing requirement to separately present items that are of an unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained. The new guidance also requires similar separate presentation of items that are both unusual and infrequent. The standard is effective for both public and private companies for periods beginning after December 15, 2015. Early adoption is permitted, but only as of the beginning of the fiscal

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

year of adoption. Upon adoption, a reporting entity may elect prospective or retrospective application. If adopted prospectively, both the nature and amount of any subsequent adjustments to previously reported extraordinary items must be disclosed. The Company does not expect the application of this guidance will have a material impact on the Company’s financial statements.
ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-20) — “Simplifying the Presentation of Debt Issuance Costs.”   The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Company elected to early adopt the provisions of ASU 2015-03 upon issuance of its subordinated debentures on August 19, 2015 and record $0.5 million of debt issuance costs incurred as a direct deduction from the debt liability.
ASU No. 2015-16, Business Combinations (Topic 805) — “Simplifying the Accounting for Measurement Period Adjustments.”   This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.
ASU No. 2016-01, Financial Instruments — Overall (Subtopic 825-10) — “Recognition and Measurement of Financial Assets and Financial Liabilities.”   The ASU has been issued to improve the recognition and measurement of financial instruments by requiring 1) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; 3) the use of the exit price notion when measuring fair value of financial instruments for disclosure purposes; and 4) separate presentation by the reporting organization in other comprehensive income the portion of the total change in the fair value of a liability resulting from the change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The standard is effective for the Company beginning on January 1, 2018. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.
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

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Series C Preferred stock paid noncumulative dividends. The Company paid dividends at a rate of 1.0% since issuance.
On November 20, 2015 the Company redeemed the $10.98 million (10,980 shares) of preferred stock. The shares were redeemed at their liquidation value of  $1,000 per share plus accrued dividends through November 20, 2015. The redemption was approved by the Company’s primary federal regulator and was funded with the Company’s surplus capital. With this redemption, the Company has redeemed all of its outstanding SBLF stock.
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
Prior to the public offering, the Company issued shares in various offerings.
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
For the years ended December 31, 2015, 2014 and 2013, the Company paid cash dividends on preferred stock of  $125 thousand, $110 thousand, and $111 thousand, respectively. On October 29, 2015 The Company’s Board of Directors declared a $0.05 per share cash dividend, payable December 21, 2015 to shareholders of record on December 11, 2015. This marked the Company’s first cash dividend on its outstanding common stock. The Company did not repurchase any of its common stock during 2015, 2014 or 2013.
Warrants
BNC’s October 26, 2006 Stock Offering and the July 10, 2007 Private Placement (the “Offerings”) call for the issuance of Units. Each Unit issued pursuant to the Offerings represented one share of common stock and one nontransferable warrant. The warrants were exercisable at any time from and including October 1, 2009 and prior to or on November 30, 2009, unless extended or accelerated by the board of directors in their discretion. The board of directors extended the exercise period to October 5, 2015 through December 5, 2015. Each warrant allowed a holder to purchase .3221 shares of common stock at an exercise price of  $14.00 per share. 945,789 Warrants were available to purchase up to 304,639 shares of common stock at $14.00 per share for a maximum offering of  $4,264,946. As a result of the offering, 838,369 Warrants were exercised for 269,992 shares of common stock for total gross proceeds of  $3,779,888. There are no longer any outstanding Warrants following the close of this offering.
As a result of the acquisition of Quinnipiac on October 1, 2014 the Company issued 68,600 warrants to former Quinnipiac warrant holders in accordance with the merger agreement. Each warrant was automatically converted into a warrant to purchase 0.56 shares of the Company’s common stock for an exercise price of  $17.86. None of the warrants have been exercised as of December 31, 2015. The warrants expire on March 6, 2018.

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The assets and liabilities in the Quinnipiac acquisition were recorded at their fair value based on management’s best estimate using information available at the date of acquisition. Consideration paid and fair values of Quinnipiac’s assets acquired and liabilities assumed are summarized in the following tables:
Amount
(In thousands)
Consideration paid:
Cash consideration paid to Quinnipiac shareholders	$3,648
Equity consideration paid to Quinnipiac shareholders	9,676
Total Consideration paid	$13,324

	As Acquired	Fair Value Adjustments	As Recorded at Acquisition
		(In thousands)
Recognized amounts of identifiable assets acquired and (liabilities) assumed:
Cash	$6,195	$—	$6,195
Available for sale investments securities	8,533	(29)(a)	8,504
Loans	97,103	748(b)	97,851
Premises and equipment	4,046	—	4,046
Other real estate owned	129		129
Core deposit intangibles	—	530(c)	530
Deferred tax assets, net	1,070	(388)(d)	682
Other assets	756	—	756
Deposits	(100,391)	(252)(e)	(100,643)
FHLB advances	(7,000)		(7,000)
Other liabilities	(315)	—	(315)
Total identifiable net assets	$10,126	$609	10,735

Goodwill			$2,589

Explanation of certain fair value adjustments:
a)
The adjustment represents the mark to market adjustment on available for sale investment securities.

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Except for collateral dependent loans with deteriorated credit quality, the fair values for loans acquired from Quinnipiac were estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. For collateral dependent loans with deteriorated credit quality, to estimate the fair value, the Company analyzed the value of the underlying collateral of the loans, assuming the fair values of the loans were derived from the eventual sale of the collateral. Those values were discounted using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral. There was no carryover of the Quinnipiac allowance for credit losses associated with the loans that were acquired as the loans were initially recorded at fair value.
Information about the acquired loan portfolio subject to purchased credit impaired accounting guidance (ASC 310-30) as of October 1, 2014 was as follows:
October 1, 2014
(In thousands)
Contractually required principal and interest at acquisition	$1,729
Contractual cash flows not expected to be collected (nonaccretable discount)	(6)
Expected cash flows at acquisition	1,723
Interest component of expected cash flows (accretable discount)	(478)
Fair value of acquired loans	$1,245

5.
Goodwill and Other Intangible Assets

The Company completed one acquisition in 2014 and there were no acquisitions in 2015.
Information on goodwill for the year ended December 31, 2015 and 2014 is as follows:
	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In thousands)
Balance, beginning of the period	$2,589	$—
Goodwill acquired:
Quinnipiac Bank and Trust Company	—	2,589
Impairment	—	—
Balance, end of the period	$2,589	$2,589

The Company tests for goodwill impairment annually as of June 30th. No impairment was recorded on goodwill for 2015 or 2014.

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below provides information regarding the carrying amounts and accumulated amortization of amortized intangible assets as of the dates set forth below.
	Gross Intangible Asset	Accumulated Amortization	Net Intangible Asset
		(In thousands)
December 31, 2015
Core deposit intangible	$1,029	$377	$652
December 31, 2014
Core deposit intangible	$1,029	$181	$848

6.
Investment Securities

The amortized cost, gross unrealized gains and losses and fair values of available for sale and held to maturity securities segregated by contractual maturity at December 31, 2015 were as follows:
	December 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Due from one through five years	$6,198	$—	$(77)	$6,121
Due from five through ten years	394	4	(2)	396
Due after ten years	647	—	(21)	626
	7,239	4	(100)	7,143
State agency, U.S. Territories and municipal obligations
Due from one through five years	520	39	—	559
Due from five through ten years	9,762	361	(322)	9,801
Due after ten years	6,778	367	(1)	7,144
	17,060	767	(323)	17,504
Corporate bonds
Due in less than one year	1,010	22	—	1,032
Due from one through five years	9,233	156	(9)	9,380
Due from five through ten years	1,013	12	—	1,025
	11,256	190	(9)	11,437
Government-sponsored mortgage backed securities
No contractual maturity	4,400	107	(10)	4,497
	4,400	107	(10)	4,497
Total available for sale securities	$39,955	$1,068	$(442)	$40,581
Held to maturity securities:
State agency, U.S. Territories and municipal obligations
Due after ten years	$9,026	$—	$—	$9,026
Corporate bonds
Due from one through five years	1,000	—	(19)	981
Government-sponsored mortgage backed securities
No contractual maturity	200	21	—	221
Total held to maturity securities	$10,226	$21	$(19)	$10,228

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost, gross unrealized gains and losses and fair values of available for sale and held to maturity securities segregated by contractual maturity at December 31, 2014 were as follows:
	December 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Due in less than one year	$497	$9	$—	$506
Due from one through five years	3,998	—	(69)	3,929
Due from five through ten years	17,055	27	(79)	17,003
Due after ten years	3,004	4	(28)	2,980
	24,554	40	(176)	24,418
State agency, U.S. Territories and municipal obligations
Due from five through ten years	9,297	295	(48)	9,544
Due after ten years	8,500	544	(4)	9,040
	17,797	839	(52)	18,584
Corporate bonds
Due in less than one year	5,764	44	(6)	5,802
Due from one through five years	4,150	268	—	4,418
Due from five through ten years	6,121	8	(24)	6,105
	16,035	320	(30)	16,325
Government-sponsored mortgage backed securities
No contractual maturity	5,567	132	(17)	5,682
	5,567	132	(17)	5,682
Total available for sale securities	$63,953	$1,331	$(275)	$65,009
Held to maturity securities:
U.S. Government and agency obligations
Due in less than one year	$1,010	$—	$—	$1,010
State agency, U.S. Territories and municipal obligations
Due after ten years	9,179	—	—	9,179
Corporate bonds
Due from five through ten years	1,000	—	(15)	985
Government-sponsored mortgage backed securities
No contractual maturity	265	31	—	296
Total held to maturity securities	$11,454	$31	$(15)	$11,470

There were no sales of, or realized gains or losses on, investment securities for the year ended December 31, 2015 and 2014. For the year ended December 31, 2013, the Company realized gross gains of $648 thousand from the sales of investment securities.

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2015 and 2014, securities with approximate fair values of  $5.9 million were pledged as collateral for public deposits.
The following table provides information regarding investment securities with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at December 31, 2015 and 2014:
	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
December 31, 2015
U.S. Government and agency obligations	$5,486	$(60)	$1,259	$(40)	$6,745	$(100)
State agency, U.S. Territories and municipal obligations	126	(1)	665	(322)	791	(323)
Corporate bonds	1,970	(28)	—	—	1,970	(28)
Government-sponsored mortgage backed securities	768	(4)	413	(6)	1,181	(10)
Total investment securities	$8,350	$(93)	$2,337	$(368)	$10,687	$(461)
December 31, 2014
U.S. Government and agency obligations	$4,515	$(56)	$5,878	$(120)	$10,393	$(176)
State agency, U.S. Territories and municipal obligations	1,771	(52)	—	—	1,771	(52)
Corporate bonds	6,783	(40)	995	(5)	7,778	(45)
Government-sponsored mortgage backed securities	1,406	(17)	—	—	1,406	(17)
Total investment securities	$14,475	$(165)	$6,873	$(125)	$21,348	$(290)

There were 29 and 42 individual investment securities, respectively, in which the fair value of the security was less than the amortized cost of the security at December 31, 2015 and December 31, 2014.
The U.S. Government and agency obligations owned are either direct obligations of the U.S. Government or are issued by one of the shareholder-owned corporations chartered by the U.S. Government and therefore the contractual cash flows are guaranteed and as a result the unrealized losses in this portfolio are not considered other than temporarily impaired.
The Company continually monitors its state agency, U.S. Territories, municipal and corporate bond portfolios and at this time these portfolios have minimal default risk because state agency, U.S. Territories, municipal and corporate bonds are all rated above investment grade except for one U.S. Territory bond (a Commonwealth of Puerto Rico senior lien sales tax financing corporate bond or “COFINA” bond) with a face value of  $1.0 million that is rated two notches below investment grade. The Company has determined that all unrealized losses on all securities that are investment grade are not other than temporarily impaired. The Company has determined that the unrealized loss on this U.S. Territory bond is not other than temporarily impaired because payments are current and payments are backed by a senior lien position on cash receipts from sales tax revenue with a strong debt service coverage. As such, management believes there will be enough sales tax revenue in the future to continue to receive all principal and interest payments. In February 2016, the Commonwealth of Puerto Rico proposed a voluntary debt restructuring of all of its outstanding debt. The restructuring proposal could impact the valuation of the bond. The voluntary restructuring proposal has been rejected by creditors and represents one event in the expected multi-year process in working out the Commonwealth of Puerto Rico’s financial problems.
Government-sponsored mortgage backed securities are fully guaranteed by U.S. Government agencies and as a result the unrealized losses in this portfolio are not considered other than temporarily impaired.

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following table sets forth a summary of the loan portfolio at December 31, 2015 and 2014:
	December 31, 2015			December 31, 2014
	Originated	Acquired	Total	Originated	Acquired	Total
	(In thousands)
Real estate loans:
Residential	$174,311	$2,873	$177,184	$169,833	$5,198	$175,031
Commercial	643,524	54,018	697,542	458,506	62,675	521,181
Construction	81,242	1,031	82,273	62,258	971	63,229
Home equity	9,146	6,780	15,926	10,226	7,940	18,166
	908,223	64,702	972,925	700,823	76,784	777,607
Commercial business	150,479	22,374	172,853	120,360	28,899	149,259
Consumer	1,361	374	1,735	243	2,653	2,896
Total loans	1,060,063	87,450	1,147,513	821,426	108,336	929,762
Allowance for loan losses	(14,128)	(41)	(14,169)	(10,860)	—	(10,860)
Deferred loan origination fees, net	(3,605)	—	(3,605)	(2,937)	—	(2,937)
Unamortized loan premiums	9	—	9	16	—	16
Loans receivable, net	$1,042,339	$87,409	$1,129,748	$807,645	$108,336	$915,981

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
The following table summarizes activity in the accretable yields for the acquired loan portfolio for the years ended December 31, 2015 and 2014:
	2015	2014
	(In thousands)
Balance at beginning of period	$1,382	$1,418
Acquisition	—	478
Accretion	(157)	(136)
Other(a)	(354)	(378)
Balance at end of period	$871	$1,382

(a)
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

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company’s loan portfolio is segregated into the following portfolio segments:
Residential Real Estate:   This portfolio segment consists of the origination of first mortgage loans secured by one-to-four family owner occupied residential properties and residential construction loans to individuals to finance the construction of residential dwellings for personal use located in our market area.
Commercial Real Estate:   This portfolio segment includes loans secured by commercial real estate, non-owner occupied one-to-four family and multi-family dwellings for property owners and businesses in our market area. Loans secured by commercial real estate generally have larger loan balances and more credit risk than owner occupied one-to-four family mortgage loans.
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
Home Equity:   This portfolio segment primarily includes home equity loans and home equity lines of credit secured by owner occupied one-to-four family residential properties. Loans of this type are written at a maximum of 80% of the appraised value of the property and the Company requires a second lien position on the property. These loans can be affected by economic conditions and the values of the underlying properties.

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The unallocated component of the allowance, if any, reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated allowance is used to provide for an unidentified loss that may exist in emerging problem loans that cannot be fully quantified or may be affected by conditions not fully understood as of the balance sheet date. There was no unallocated allowance at December 31, 2015 and December 31, 2014, respectively.
Allowance for loan losses
The following tables set forth the activity in the Company’s allowance for loan losses for the years ended December 31, 2015, 2014 and 2013, by portfolio segment:
	Residential Real Estate	Commercial Real Estate	Construction	Home Equity	Commercial Business	Consumer	Total
	(In thousands)
December 31, 2015
Originated
Beginning balance	$1,431	$5,480	$1,102	$205	$2,638	$4	$10,860
Charge-offs	—	—	—	—	—	(6)	(6)
Recoveries	—	—	—	—	—	7	7
Provisions	13	2,213	402	(31)	672	(2)	3,267
Ending balance	$1,444	$7,693	$1,504	$174	$3,310	$3	$14,128
Acquired
Beginning balance	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	(15)	(9)	(24)
Recoveries	—	—	—	—	100	2	102
Provisions	—	12	—	—	(61)	12	(37)
Ending balance	$—	$12	$—	$—	$24	$5	$41
Total
Beginning balance	$1,431	$5,480	$1,102	$205	$2,638	$4	$10,860
Charge-offs	—	—	—	—	(15)	(15)	(30)
Recoveries	—	—	—	—	100	9	109
Provisions	13	2,225	402	(31)	611	10	3,230
Ending balance	$1,444	$7,705	$1,504	$174	$3,334	$8	$14,169

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Residential Real Estate	Commercial Real Estate	Construction	Home Equity	Commercial Business	Consumer	Total
	(In thousands)
December 31, 2014
Originated
Beginning balance	$1,310	$3,616	$1,032	$190	$2,225	$9	$8,382
Charge-offs	—	—	—	—	—	(3)	(3)
Recoveries	—	—	—	—	4	425	429
Provisions	121	1,864	70	15	409	(427)	2,052
Ending balance	$1,431	$5,480	$1,102	$205	$2,638	$4	$10,860
Acquired
Beginning balance	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	(100)	—	—	—	(100)
Recoveries	—	—	—	—	—	—	—
Provisions	—	—	100	—	—	—	100
Ending balance	$—	$—	$—	$—	$—	$—	$—
Total
Beginning balance	$1,310	$3,616	$1,032	$190	$2,225	$9	$8,382
Charge-offs	—	—	(100)	—	—	(3)	(103)
Recoveries	—	—	—	—	4	425	429
Provisions	121	1,864	170	15	409	(427)	2,152
Ending balance	$1,431	$5,480	$1,102	$205	$2,638	$4	$10,860

	Residential Real Estate	Commercial Real Estate	Construction	Home Equity	Commercial Business	Consumer	Total
	(In thousands)
December 31, 2013
Originated
Beginning balance	$1,230	$3,842	$929	$220	$1,718	$2	$7,941
Charge-offs	—	(166)	—	—	—	(4)	(170)
Recoveries	—	—	—	—	—	26	26
Provisions	80	(60)	103	(30)	507	(15)	585
Ending balance	$1,310	$3,616	$1,032	$190	$2,225	$9	$8,382
Acquired
Beginning balance	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions	—	—	—	—	—	—	—
Ending balance	$—	$—	$—	$—	$—	$—	$—
Total
Beginning balance	$1,230	$3,842	$929	$220	$1,718	$2	$7,941
Charge-offs	—	(166)	—	—	—	(4)	(170)
Recoveries	—	—	—	—	—	26	26
Provisions	80	(60)	103	(30)	507	(15)	585
Ending balance	$1,310	$3,616	$1,032	$190	$2,225	$9	$8,382

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

With respect to the originated portfolio, the allocation to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.
Loans evaluated for impairment as of December 31, 2015 and 2014 were as follows:
	Originated Loans		Acquired Loans		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In thousands)
December 31, 2015
Loans individually evaluated for impairment:
Residential real estate	$1,833	$2	$—	$—	$1,833	$2
Commercial real estate	4,291	—	762	12	5,053	12
Construction	—	—	—	—	—	—
Home equity	422	—	197	—	619	—
Commercial business	1,977	71	1,433	21	3,410	92
Consumer	—	—	7	5	7	5
Subtotal	8,523	73	2,399	38	10,922	111
Loans collectively evaluated for impairment:
Residential real estate	172,478	1,442	2,873	—	175,351	1,442
Commercial real estate	639,233	7,692	53,256	—	692,489	7,692
Construction	81,242	1,504	1,031	—	82,273	1,504
Home equity	8,724	174	6,583	—	15,307	174
Commercial business	148,502	3,239	20,941	3	169,443	3,242
Consumer	1,361	4	367	—	1,728	4
Subtotal	1,051,540	14,055	85,051	3	1,136,591	14,058
Total	$1,060,063	$14,128	$87,450	$41	$1,147,513	$14,169

	Originated Loans		Acquired Loans		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In thousands)
December 31, 2014
Loans individually evaluated for impairment:
Residential real estate	$864	$—	$—	$—	$864	$—
Commercial real estate	4,996	23	—	—	4,996	23
Construction	—	—	—	—	—	—
Home equity	91	—	—	—	91	—
Commercial business	1,701	10	629	—	2,330	10
Consumer	—	—	—	—	—	—
Subtotal	7,652	33	629	—	8,281	33
Loans collectively evaluated for impairment:
Residential real estate	168,969	1,431	5,198	—	174,167	1,431
Commercial real estate	453,510	5,457	62,675	—	516,185	5,457
Construction	62,258	1,102	971	—	63,229	1,102
Home equity	10,135	205	7,940	—	18,075	205
Commercial business	118,659	2,628	28,270	—	146,929	2,628
Consumer	243	4	2,653	—	2,896	4
Subtotal	813,774	10,827	107,707	—	921,481	10,827
Total	$821,426	$10,860	$108,336	$—	$929,762	$10,860

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following tables are a summary of the loan portfolio quality indicators by portfolio segment at December 31, 2015 and 2014:
	Commercial Credit Quality Indicators
	At December 31, 2015			At December 31, 2014
	Commercial Real Estate	Construction	Commercial Business	Commercial Real Estate	Construction	Commercial Business
	(In thousands)
Originated loans:
Pass	$638,709	$81,242	$148,748	$452,974	$62,258	$115,323
Special mention	1,595	—	1,118	2,096	—	5,037
Substandard	3,220	—	549	3,436	—	—
Doubtful	—	—	—	—	—	—
Loss	—	—	64	—	—	—
Total originated loans	643,524	81,242	150,479	458,506	62,258	120,360
Acquired loans:
Pass	52,427	230	20,794	61,017	136	27,074
Special mention	—	—	598	—	—	659
Substandard	1,591	801	982	1,658	835	1,166
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total acquired loans	54,018	1,031	22,374	62,675	971	28,899
Total	$697,542	$82,273	$172,853	$521,181	$63,229	$149,259

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Residential and Consumer Credit Quality Indicators
	At December 31, 2015			At December 31, 2014
	Residential Real Estate	Home Equity	Consumer	Residential Real Estate	Home Equity	Consumer
	(In thousands)
Originated loans:
Pass	$172,478	$8,725	$1,361	$168,969	$10,135	$243
Special mention	864	80	—	864	91	—
Substandard	969	341	—	—	—	—
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total originated loans	174,311	9,146	1,361	169,833	10,226	243
Acquired loans:
Pass	2,873	6,545	295	5,022	7,925	2,653
Special mention	—	—	—	—	—	—
Substandard	—	235	79	176	15	—
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total acquired loans	2,873	6,780	374	5,198	7,940	2,653
Total	$177,184	$15,926	$1,735	$175,031	$18,166	$2,896

Loan portfolio aging analysis
The following tables set forth certain information with respect to our loan portfolio delinquencies by portfolio segment and amount as of December 31, 2015 and December 31, 2014:
	As of December 31, 2015
	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Carrying Amount > 90 Days and Accruing
	(In thousands)
Originated Loans
Real estate loans:
Residential real estate	$—	$—	$969	$969	$173,342	$—
Commercial real estate	—	311	—	311	643,213	—
Construction	—	—	—	—	81,242	—
Home equity	198	—	—	198	8,948	—
Commercial business	1,078	100	343	1,521	148,958	—
Consumer	—	—	—	—	1,361	—
Total originated loans	1,276	411	1,312	2,999	1,057,064	—
Acquired Loans
Real estate loans:
Residential real estate	—	—	—	—	2,873	—
Commercial real estate	333	—	762	1,095	52,923	218
Construction	—	—	801	801	230	801
Home equity	100	162	191	453	6,327	—
Commercial business	262	71	101	434	21,940	86
Consumer	17	—	—	17	357	—
Total acquired loans	712	233	1,855	2,800	84,650	1,105
Total loans	$1,988	$644	$3,167	$5,799	$1,141,714	$1,105

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2014
	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Carrying Amount > 90 Days and Accruing
	(In thousands)
Originated Loans
Real estate loans:
Residential real estate	$—	$—	$—	$—	$169,833	$—
Commercial real estate	—	—	3,436	3,436	455,070	216
Construction	—	—	—	—	62,258	—
Home equity	—	—	—	—	10,226	—
Commercial business	—	—	—	—	120,360	—
Consumer	—	—	—	—	243	—
Total originated loans	—	—	3,436	3,436	817,990	216
Acquired Loans
Real estate loans:
Residential real estate	339	—	294	633	4,565	176
Commercial real estate	685	677	836	2,198	60,477	466
Construction	—	—	835	835	136	835
Home equity	—	40	—	40	7,900	—
Commercial business	178	386	305	869	28,030	305
Consumer	3	—	—	3	2,650	—
Total acquired loans	1,205	1,103	2,270	4,578	103,758	1,782
Total loans	$1,205	$1,103	$5,706	$8,014	$921,748	$1,998

Loans on nonaccrual status
The following is a summary of nonaccrual loans by portfolio segment as of December 31, 2015 and 2014:
	December 31,
	2015	2014
	(In thousands)
Residential real estate	$970	$—
Commercial real estate	1,264	3,220
Home equity	395	—
Commercial business	1,160	142
Consumer	2	—
Total	$3,791	$3,362

The amount of income that was contractually due but not recognized on originated nonaccrual loans totaled $25 thousand, $8 thousand and $23 thousand for the years ended December 31, 2015, 2014 and 2013, respectively. The amount of actual interest income recognized on these loans was $43 thousand, $190 thousand and $8 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.
At December 31, 2015 and 2014, there were $169 thousand and no commitments to lend additional funds to any borrower on nonaccrual status, respectively.

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The preceding table excludes acquired loans that are accounted for as purchased credit impaired loans totaling $1.1 million and $1.9 million, respectively at December 31, 2015 and 2014. Such loans otherwise meet the Company’s definition of a nonperforming loan but are excluded because the loans are included in loan pools that are considered performing. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are accounted for on either a pool or individual basis and the accretable yield is being recognized as interest income over the life of the loans based on expected cash flows.
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
The following table summarizes impaired loans by portfolio segment and the average carrying amount and interest income recognized on impaired loans by portfolio segment as of December 31, 2015 and 2014:
	As of and for the Year Ended December 31, 2015
	Carrying Amount	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount	Interest Income Recognized
	(In thousands)
Originated
Impaired loans without a valuation allowance:
Residential real estate	$969	$969	$—	$973	$27
Commercial real estate	4,291	4,291	—	4,308	124
Home equity	422	424	—	429	10
Commercial business	1,351	1,372	—	1,374	49
Total impaired loans without a valuation allowance	$7,033	$7,056	$—	$7,084	$210
Impaired loans with a valuation allowance:
Residential real estate	$864	$864	$2	$864	$28
Commercial business	626	690	71	673	34
Total impaired loans with a valuation allowance	1,490	1,554	73	1,537	62
Total originated impaired loans	$8,523	$8,610	$73	$8,621	$272
Acquired
Impaired loans without a valuation allowance:
Commercial real estate	$611	$678	$—	$602	$6
Home Equity	197	200	—	198	2
Commercial Business	963	963	—	999	54
Total impaired loans without a valuation allowance	$1,771	$1,841	$—	$1,799	$62
Impaired loans with a valuation allowance:
Commercial real estate	$151	$151	$12	$151	$3
Commercial business	470	480	21	506	14
Consumer	7	7	5	7	1
Total impaired loans with a valuation allowance	628	638	38	664	18
Total acquired impaired loans	$2,399	$2,479	$38	$2,463	$80

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of and for the Year Ended December 31, 2014
	Carrying Amount	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount	Interest Income Recognized
	(In thousands)
Originated
Impaired loans without a valuation allowance:
Residential real estate	$864	$864	$—	$864	$28
Commercial real estate	4,543	4,544	—	4,034	223
Home equity	91	91	—	95	3
Commercial business	1,145	1,153	—	1,226	52
Total impaired loans without a valuation allowance	$6,643	$6,652	$—	$6,219	$306
Impaired loans with a valuation allowance:
Commercial real estate	$453	$453	$23	$457	$29
Commercial business	556	556	10	596	32
Total impaired loans with a valuation allowance	$1,009	$1,009	$33	$1,053	$61
Total originated impaired loans	$7,652	$7,661	$33	$7,272	$367
Acquired
Impaired loans without a valuation allowance:
Commercial business	$629	$629	$—	$607	$28
Total impaired loans without a valuation allowance	$629	$629	$—	$607	$28
Impaired loans with a valuation allowance:
Total impaired loans with a valuation allowance	$—	$—	$—	$—	$—
Total acquired impaired loans	$629	$629	$—	$607	$28

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
The recorded investment in TDRs was $7.3 million at December 31, 2015 and $3.6 million at December 31, 2014.

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents loans whose terms were modified as TDRs during the periods presented:
			Outstanding Recorded Investment
	Number of Loans		Pre-Modification		Post-Modification
	2015	2014	2015	2014	2015	2014
	(Dollars in thousands)
Years ended December 31,
Commercial real estate	3	2	$4,044	$1,317	$4,044	$1,317
Commercial business	1	4	39	782	39	782
Total	4	6	$4,083	$2,099	$4,083	$2,099

Except for two non-accrual loans totaling $1.1 million, all TDRs at December 31, 2015 were performing in compliance under their modified terms and therefore, were on accrual status. All TDRs at December 31, 2014 were performing in compliance under their modified terms and therefore, were on accrual status.
The following table provides information on how loans were modified as a TDR for the years ended December 31, 2015 and 2014.
	December 31,
	2015	2014
	(In thousands)
Maturity/amortization concession	$825	$946
Maturity and payment concession	3,258	—
Payment concession	—	1,153
Total	$4,083	$2,099

There was no loans modified in a troubled debt restructuring, for which there was a payment default during the years ended December 31, 2015 and 2014, respectively.
8.
Premises and Equipment

At December 31, 2015 and 2014, premises and equipment consisted of the following:
	December 31,
	2015	2014
	(In thousands)
Land	$2,300	$2,300
Building	6,384	6,346
Leasehold improvements	4,544	4,280
Furniture and fixtures	1,964	1,842
Equipment	3,734	3,221
	18,926	17,989
Accumulated depreciation and amortization	(7,763)	(6,079)
Premises and equipment, net	$11,163	$11,910

For the years ended December 31, 2015, 2014 and 2013, depreciation and amortization expense related to premises and equipment totaled $1.7 million, $1.2 million and $666 thousand, respectively.

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.
Deposits

At December 31, 2015 and 2014, deposits consisted of the following:
	December 31,
	2015	2014
	(In thousands)
Noninterest bearing demand deposit accounts	$164,553	$166,030
Interest bearing accounts:
NOW and money market	347,846	276,501
Savings	97,846	84,457
Time certificates of deposit	436,697	308,451
Total interest bearing accounts	882,389	669,409
Total deposits	$1,046,942	$835,439

Contractual maturities of time certificates of deposit as of December 31, 2015 and 2014 are summarized below:
	December 31,
	2015	2014
	(In thousands)
2015	—	244,674
2016	238,673	29,462
2017	152,682	14,657
2018	35,186	9,968
2019	9,810	9,690
2020	346	—
	$436,697	$308,451

Time certificates of deposit in denominations of  $100,000 or more were approximately $363.3 million, and $239.8 million at December 31, 2015 and 2014, respectively. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), signed into law on July 21, 2010, permanently raised the maximum deposit insurance amount to $250,000, retroactive to January 1, 2008. The aggregate amount of individual certificate accounts with balances of  $250,000 or more were approximately $70.7 million and $61.7 million at December 31, 2015 and 2014, respectively.
The following table summarizes interest expense by account type for the years ended December 31, 2015, 2014 and 2013:
	Years Ended December 31,
	2015	2014	2013
	(In thousands)
NOW and money market	$1,473	$894	$547
Savings	693	302	543
Time certificates of deposit	3,515	2,099	1,143
Total interest expense on deposits	$5,681	$3,295	$2,233

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.
Federal Loan Bank Advances and Other Borrowings

The following is a summary of FHLB advances with maturity dates and weighted average rates at December 31, 2015 and 2014:
	December 31,
	2015		2014
	Amount Due	Weighted Average Rate	Amount Due	Weighted Average Rate
	(Dollars in thousands)
Year of Maturity:
2015	$—	—%	$109,000	0.31%
2016	75,000	0.46	—	—
2017	20,000	0.99	20,000	0.99
2020	25,000	1.99	—	—
Total advances	$120,000	0.87%	$129,000	0.42%

$75.0 million of the above mentioned FHLB advances are subject to interest rate swap transactions.
The Bank has additional borrowing capacity at the FHLB, in excess of outstanding advances, up to a certain percentage of the value of qualified collateral, as defined in the FHLB Statement of Products Policy, at the time of the borrowing. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. As of December 31, 2015 the Company has immediate availability to borrow $183.3 million based on qualified collateral.
Additionally, the Bank has access to a pre-approved secured line of credit of  $450 thousand with the FHLB, none of which was outstanding at December 31, 2015 and 2014.
The Bank has an unsecured line of credit with Bankers’ Bank Northeast of  $7.5 million at December 31, 2015 and 2014, none of which was outstanding at December 31, 2015 and 2014.
Federal Home Loan Bank Stock
As a member of the FHLB, the Bank is required to maintain investments in their capital stock. The Bank owned 65,536 and 61,086 shares at December 31, 2015 and 2014, respectively. There is no ready market or quoted market values for the stock. The shares have a par value of  $100 and are carried on the consolidated balance sheets at cost, as the stock is only redeemable at par subject to the redemption practices of the FHLB.
11.
Subordinated Debentures

On August 19, 2015 the Company completed a private placement of  $25.5 million in aggregate principal amount of fixed rate subordinated notes (the “Notes”) to certain institutional investors. The Notes are non-callable for five years, have a stated maturity of August 15, 2025, and bear interest at a quarterly pay fixed rate of 5.75% per annum to the maturity date or the early redemption date.
The Notes have been structured to qualify for the Company as Tier 2 capital under regulatory guidelines. The Company will use the net proceeds from the sales of the Notes for general corporate purposes. The Notes were assigned an investment grade rating of BBB by Kroll Bond Rating Agency.
12.
Commitments and Contingencies

Leases
The Company leases its corporate office space, as well as all but two branch locations, plus certain equipment under operating lease agreements, which expire at various dates through 2028. In addition to

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

rental payments, the leases require payment of property taxes and certain common area maintenance fees. At December 31, 2015 and 2014, future minimum rental commitments under the terms of these leases by year were as follows:
	2015	2014
	(In thousands)
Period Ending December 31,
2015	$—	$1,788
2016	1,796	1,767
2017	1,166	1,159
2018	836	829
2019	807	807
Thereafter	3,591	2,936
	$8,196	$9,286

Total rental expense approximated $1.8 million, $1.6 million and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Financial instruments whose contract amounts represented credit risk at December 31, 2015 and 2014 were as follows:
	December 31,
	2015	2014
	(In thousands)
Commitments to extend credit:
Loan commitments	$77,181	$83,013
Undisbursed construction loans	66,974	61,095
Unused home equity lines of credit	9,258	12,340
	$153,413	$156,448

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
13.
Income Taxes

Income tax expense for the years ended December 31, 2015, 2014 and 2013 consisted of:
	2015	2014	2013
	(In thousands)
Current provision:
Federal	$5,113	$2,147	$1,944
State	694	718	597
Total current	5,807	2,865	2,541

Deferred provision:
Federal	(1,749)	(557)	(385)
State	783	(139)	28
Total deferred	(966)	(696)	(357)
Total income tax expense	$4,841	$2,169	$2,184

In October, 2015, the Company created Bankwell Loan Servicing Group, Inc., a Passive Investment Company (“PIC”) organized for state income tax purposes. The PIC is a wholly-owned subsidiary of the Bank operating in accordance with Connecticut statutes. The PIC’s activities are limited in scope to holding and managing loans that are collateralized by real estate. Income earned by a PIC is exempt from Connecticut income tax. In addition, any dividends paid by the PIC to the Bank are not taxable income for Connecticut income tax purposes. As a result of the formation of the PIC, the Bank no longer expects to be subject to Connecticut income taxes.
A reconciliation of the anticipated income tax expense, computed by applying the statutory federal income tax rate of 35% to the income before income taxes, to the amount reported in the consolidated statements of income for the years ended December 31, 2015, 2014 and 2013 was as follows:
	December 31,
	2015	2014	2013
	(In thousands)
Income tax expense at statutory federal rate	$4,855	$2,291	$2,497
State tax expense, net of federal tax effect	566	259	239
Statutory rate reductions	811	—	—
Gain from bargain purchase	—	—	(453)
Income exempt from tax	(627)	(523)	(294)
Other items, net	42	19	21
Income tax expense before change in valuation allowance	5,647	2,046	2,010
Change in valuation allowance	(806)	123	174
Income tax expense	$4,841	$2,169	$2,184

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2015 and 2014, the components of deferred tax assets and liabilities were as follows:
	December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$5,086	$4,314
Net operating loss carryforwards	1,162	1,539
Purchase accounting adjustments	228	504
Deferred fees	1,262	1,144
Deferred expenses	767	916
Start-up costs	317	346
Unrealized loss on derivatives	96	73
Depreciation	82	—
Other	201	647
Gross deferred tax assets	9,201	9,483
Valuation allowance	—	(806)
Deferred tax receivable, net of valuation allowance	9,201	8,677
Deferred tax liabilities:
Tax bad debt reserve	645	740
Depreciation	—	370
Unrealized gain on available for sale securities	219	411
Gross deferred tax liabilities	864	1,521
Net deferred tax asset	$8,337	$7,156

A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. At December 31, 2014, management recorded a valuation allowance against the deferred tax benefits of the state net operating loss carry forwards and other state deferred tax assets for the Bank Holding Company. During 2015, the Company derecognized its state deferred tax assets, and reversed the related valuation allowances. Management has evaluated its remaining deferred tax assets and believes no valuation allowances are needed at December 31, 2015.
At December 31, 2015, the Company had federal net operating loss carryovers of  $3.3 million. The carryovers were transferred to the Company upon the mergers with The Wilton Bank and Quinnipiac Bank & Trust. The losses will expire after 2032 and are subject to certain annual limitations which amount to $584 thousand per annum.
Management regularly analyzes their tax positions and at December 31, 2015, does not believe that the Company has taken any tax positions where future deductibility is not certain. The tax years 2012 and subsequent, are subject to examination by federal and state taxing authorities. The statute of limitations has expired on the years before 2012. No examinations are currently in process.
14.
401(k) Profit Sharing Plan

The Company’s employees are eligible to participate in The Bankwell Financial Group, Inc. and its Subsidiaries and Affiliates 401(k) Plan (the “401k Plan”). The 401k Plan covers substantially all employees who are 21 years of age. Under the terms of the 401k Plan, participants can contribute up to a certain percentage of their compensation, subject to federal limitations. The Company matches eligible

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contributions and may make discretionary matching and/or profit sharing contributions. Participants are immediately vested in their contributions and become fully vested in the Company’s contributions after completing five years of service. The Company contributed $173 thousand, $151 thousand and $127 thousand to the 401k Plan during the years ended December 31, 2015, 2014 and 2013, respectively.
15.
Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options) were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings. Restricted stock awards include the right to receive non forfeitable dividends, and are therefore, considered to participate with common stock in undistributed earnings for purposes of computing EPS.
The Company’s unvested restricted stock awards are participating securities, and therefore, are included in the computation of both basic and diluted earnings per common share. EPS is calculated using the two class method, under which calculations (1) exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities and (2) exclude from the denominator the dilutive impact of the participating securities.
The following is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:
	For the Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Net income	$9,030	$4,568	$5,161
Preferred stock dividends and net accretion	(125)	(110)	(111)
Dividends to participating securities	(5)	—	—
Undistributed earnings allocated to participating securities	(226)	(81)	(89)
Net income for earnings per share calculation	$8,674	$4,377	$4,961
Weighted average shares outstanding, basic	7,072	5,578	3,395
Effect of dilutive equity-based awards	69	28	56
Weighted average shares outstanding, diluted	7,141	5,606	3,451
Net earnings per common share:
Basic earnings per common share	$1.23	$0.78	$1.46
Diluted earnings per common share	1.21	0.78	1.44
16.
Stock Based Compensation Plans

Equity award plans
The Company has five equity award plans, which are collectively referred to as the “Plan.” The current plan under which any future issuances of equity awards will be made is the 2012 BNC Financial Group, Inc. Stock Plan, or the “2012 Plan,” amended on June 26, 2013. All equity awards made under the 2012 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of share options or restricted stock. At December 31, 2015, there were 488,532 shares reserved for future issuance under the 2012 Plan.

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options:   The Company accounts for stock options based on the fair value at the date of grant and records expense over the vesting period of such awards on a straight line basis. Options vest over periods up to 5 years. For the years ended December 31, 2015, 2014, and 2013, the Company recorded expense related to options granted under the various plans of approximately $14 thousand, $32 thousand, and $41 thousand, respectively.
There were no options granted during the years ended December 31, 2015, 2014 and 2013.
A summary of the status of outstanding stock options at December 31, 2015 and changes during the periods then ended, were as follows:
	December 31, 2015
	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	204,793	$17.42
Forfeited	(300)	15.00
Exercised	(34,590)	14.47
Expired	(11,495)	16.79
Options outstanding at end of period	158,408	18.12
Options exercisable at end of period	153,908	18.21

Total intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. The total intrinsic value of share options exercised during the years ended December 31, 2015, 2014 and 2013 was $170 thousand, $214 thousand and $544, respectively.
Restricted Stock:   Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.
The following table presents the activity for restricted stock for the year ended December 31, 2015:
	December 31, 2015
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	165,862	$15.51
Granted	51,800	18.73
Vested	(48,766)	18.09
Forfeited	(25,573)	14.77
Unvested at end of period	143,323	15.92

The Company’s restricted stock expense for the years ended December 31, 2015, 2014 and 2013 was $1.0 million, $542 thousand and $268 thousand, respectively.
Market Conditions Restricted Stock:    On December 9, 2014 the Company issued restricted stock with market and service conditions pursuant to the Company’s 2012 Stock Plan. The maximum number of shares that can vest is 49,400. The actual number of shares to be vested is based on market criteria over a five-year period ending on December 1, 2019 based on the Company’s stock price being at or above $25.00, $27.00 and $29.00 per share over a 60-day consecutive period. These shares may vest over a period from December 1, 2017 to December 1, 2019 based on meeting the price targets. In addition, the grantees must

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

be employed with the Company on the vesting date to receive the shares. The Company determined the fair value of these market condition awards in accordance with ASC 718 — Stock Compensation using the Monte Carlo simulation model deemed appropriate for this type of grant. The grant date fair value for these grants was $11.63 for the awards that vest at the $25 stock price, $10.30 for the awards that vest at the $27 stock price and $9.10 for the awards that vest at the $29 stock price. The grant date fair value for the Company’s stock was $18.99 per share. The Company recognized $134 thousand and $14 thousand in stock compensation expense for the years ended December 31, 2015 and 2014, respectively, for these restricted stock awards.
17.
Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net gains or losses on derivatives accounted for as cash flow hedges. The Company’s total comprehensive income or loss for the years ended December 31, 2015, 2014 and 2013 is reported in the Consolidated Statements of Comprehensive Income.
The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax for the years ended December 31, 2015, 2014 and 2013:
	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swap	Total
	(In thousands)
Balance at December 31, 2014	$644	$(113)	$531
Other comprehensive loss before reclassifications	(239)	(65)	(304)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(239)	(65)	(304)
Balance at December 31, 2015	$405	$(178)	$227

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swap	Total
	(In thousands)
Balance at December 31, 2013	$424	$—	$424
Other comprehensive income (loss) before reclassifications	220	(113)	107
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive income (loss)	220	(113)	107
Balance at December 31, 2014	$644	$(113)	$531

Net Unrealized Gain (Loss) on Available for Sale Securities
(In thousands)
Balance at December 31, 2012	$1,511
Other comprehensive loss before reclassifications	(1,087)
Amounts reclassified from accumulated other comprehensive income	—
Net other comprehensive loss	(1,087)
Balance at December 31, 2013	$424

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.
Derivative Instruments

Information about derivative instruments for the years ended December 31, 2015 and 2014 were as follows:
December 31, 2015:
	Notional Amount	Maturity	Received	Paid	Fair Value
	(Dollars in thousands)
Cash flow hedge:
Interest rate swap on FHLB advance	$25,000	4.7 years	0.61%	1.62%	$(181)
Interest rate swap on FHLB advance	$25,000	5.0 years	0.61%	1.83%	(276)
Interest rate swap on FHLB advance	$25,000	5.0 years	0.61%	1.48%	181
					$(276)

December 31, 2014:
	Notional Amount	Maturity	Received	Paid	Fair Value
	(Dollars in thousands)
Cash flow hedge:
Interest rate swap on FHLB advance	$25,000	4.7 years	0.26%	1.62%	$(73)
Interest rate swap on forward-starting FHLB advance	$25,000	5.0 years	0.26%	1.83%	(113)
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
The Bank’s cash flow hedge positions are all forward starting interest rate swap transactions. The Bank entered into the following forward starting interest rate swap transactions:
	Notional Amount	Effective Date of Hedged Borrowing	Duration of Borrowing	Counterparty
	(Dollars in thousands)
Type of borrowing:
FHLB 90-day advance	$25,000	April 1, 2014	4.7 years	Bank of Montreal
FHLB 90-day advance	$25,000	January 2, 2015	5.0 years	Bank of Montreal
FHLB 90-day advance	$25,000	August 26, 2015	5.0 years	Bank of Montreal
This hedge strategy converts the floating rate of interest on certain FHLB advances to fixed interest rates, thereby protecting the Bank from floating interest rate variability.

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the consolidated statements of comprehensive income related to interest rate derivatives designated as hedges of cash flows were as follows for the years ended December 31, 2015 and 2014:
	December 31, 2015	December 31, 2014
	(In thousands)
Interest rate swap on FHLB advance:
Unrealized loss recognized in accumulated other comprehensive income	$(89)	$(186)
Income tax benefit on items recognized in accumulated other comprehensive income	24	73
Other comprehensive loss	$(65)	$(113)
Interest expense recognized on hedged FHLB advance	$828	$264

19.
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

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments at December 31, 2015 and 2014 were as follows:
	December 31, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$49,562	$49,562	$49,562	$—	$—
Federal funds sold	39,035	39,035	39,035	—	—
Available for sale securities	40,581	40,581	—	40,581	—
Held to maturity securities	10,226	10,228	—	10,228	—
Loans receivable, net	1,129,748	1,135,227	—	—	1,135,227
Accrued interest receivable	4,071	4,071	—	—	4,071
FHLB stock	6,554	6,554	—	—	6,554
Financial Liabilities:
Demand deposits	$164,553	$164,553	$—	$—	$164,553
NOW and money market	347,846	347,846	—	—	347,846
Savings	97,846	97,846	—	—	97,846
Time deposits	436,697	438,214	—	—	438,214
Advances from the FHLB	120,000	120,025	—	—	120,025
Subordinated debentures	25,000	24,505	—	—	24,505
Derivative liability	276	276	—	276	—
	December 31, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$48,559	$48,559	$48,559	$—	$—
Available for sale securities	65,009	65,009	—	65,009	—
Held to maturity securities	11,454	11,470	—	11,470	—
Loans held for sale	586	586	—	586	—
Loans receivable, net	915,981	920,031	—	—	920,031
Accrued interest receivable	3,323	3,323	—	—	3,323
FHLB stock	6,109	6,109	—	—	6,109
Financial Liabilities:
Demand deposits	$166,030	$166,030	$—	$—	$166,030
NOW and money market	276,501	276,501	—	—	276,501
Savings	84,457	84,457	—	—	84,457
Time deposits	308,451	310,165	—	—	310,165
Advances from the FHLB	129,000	128,961	—	—	128,961
Derivative liability	186	186	—	186	—

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.
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
Assets and Liabilities measured at fair value on a recurring basis
The following tables detail the financial instruments carried at fair value on a recurring basis at December 31, 2015 and 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the years ended December 31, 2015 and 2014.
	Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2015:
Available for sale investment securities:
U.S. Government and agency obligations	$—	$7,143	$—
State agency, U.S. territories and municipal obligations	—	17,504	—
Corporate bonds	—	11,437	—
Mortgage backed securities	—	4,497	—
Derivative Liability	—	(276)	—
December 31, 2014:
Available for sale investment securities:
U.S. Government and agency obligations	$—	$24,418	$—
State agency, U.S. territories and municipal obligations	—	18,584	—
Corporate bonds	—	16,325	—
Mortgage backed securities	—	5,682	—
Derivative Liability	—	(186)	—

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Financial instruments measured at fair value on a nonrecurring basis
Certain assets and liabilities are measured at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These include assets that are measured at the-lower-of-cost-or market that were recognized at fair value below cost at the end of the period as well as assets that are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
The following table details the financial instruments carried at fair value on a nonrecurring basis at December 31, 2015 and 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:
	Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2015:
Impaired loans	$—	$—	$10,922
Foreclosed real estate	—	—	1,248
December 31, 2014:
Impaired loans	$—	$—	$8,281
Foreclosed real estate	—	—	950
The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at December 31, 2015 and 2014:
	Fair Value	Valuation Methodology	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
December 31, 2015:
Impaired loans	$10,922	Appraisals	Discount for dated appraisals	8.00% to 10.00%
		Discounted cash flows	Discount rate	3.25% to 7.00%
Foreclosed real estate	$1,248	Appraisals	Discount for dated appraisals	10.0% to 25.0%
December 31, 2014:
Impaired loans	$8,281	Appraisals	Discount for dated appraisals	—
		Discounted cash flows	Discount rate	3.25% to 8.25%
Foreclosed real estate	$950	Appraisals	Discount for dated appraisals	7.34% to 66.6%

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
21.
Regulatory Matters

The Federal Reserve, the FDIC and the other federal and state bank regulatory agencies establish regulatory capital guidelines for U.S. banking organizations.
As of January 1, 2015, the Company and the Bank became subject to new capital rules set forth by the Federal Reserve, the FDIC and the other federal and state bank regulatory agencies. The new capital rules revise the banking agencies’ leverage and risk-based capital requirements and the method for calculating risk weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act (the Basel III Capital Rules).
The Basel III Capital Rules establish a new minimum common equity Tier 1 capital requirement of 4.5% of risk-weighted assets; set the minimum leverage ratio at 4% of total assets; increased the minimum Tier 1 capital to risk-weighted assets requirement from 4% to 6%; and retained the minimum total capital to risk weighted assets requirement at 8.0%. A “well-capitalized” institution must generally maintain capital ratios 200 basis points higher than the minimum guidelines.
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

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.
Management believes, as of December 31, 2015, the Bank and Company meet all capital adequacy requirements to which they are subject. There are no conditions or events since then that management believes have changed this conclusion.
The capital amounts and ratios for the Bank and the Company at December 31, 2015 were as follows:
	Actual Capital		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bankwell Bank
December 31, 2015
Common Equity Tier 1 Capital to Risk-Weighted Assets	$142,651	12.18%	$52,709	4.50%	$76,135	6.50%
Total Capital to Risk-Weighted Assets	156,820	13.39%	93,705	8.00%	117,131	10.00%
Tier I Capital to Risk-Weighted Assets	142,651	12.18%	70,279	6.00%	93,705	8.00%
Tier I Capital to Average Assets	142,651	10.84%	52,620	4.00%	65,775	5.00%
Bankwell Financial Group, Inc.
December 31, 2015
Common Equity Tier 1 Capital to Risk-Weighted Assets	$128,692	10.92%	$53,052	4.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	167,867	14.24%	94,315	8.00%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	128,692	10.92%	70,736	6.00%	N/A	N/A
Tier I Capital to Average Assets	128,692	9.75%	52,819	4.00%	N/A	N/A
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
	(Dollars in thousands)
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

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
22.
Related Party Transactions

In the normal course of business, the Company may grant loans to executive officers, directors and members of their immediate families, as defined, and to entities in which these individuals have more than a 10% equity ownership. Such loans are transacted at terms including interest rates, similar to those available to unrelated customers. Changes in loans outstanding to such related parties during the years ending December 31, 2015 and 2014 were as follows:
	December 31,
	2015	2014
	(In thousands)
Balance, beginning of year	$7,509	$7,346
Additional loans	5,476	6,606
Repayments and changes in status	(94)	(6,443)
Balance, end of year	$12,891	$7,509

Related party deposits aggregated approximately $23.1 million and $34.5 million at December 31, 2015 and 2014, respectively.
During the years ended December 31, 2015 and 2014, the Company paid approximately $66 thousand and $62 thousand, respectively, to related parties for services provided to the Company. The payments were primarily for consulting and legal services.
23.
Parent Corporation Only Financial Statements

The Parent Company operates its wholly-owned subsidiary, Bankwell Bank. The earnings of this subsidiary are recognized by the Company using the equity method of accounting. Accordingly, earnings are recorded as increases in the Company’s investment in the subsidiary and dividends paid reduce the investment in the subsidiary.

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed financial statements of the Parent Company only are as follows:
Condensed Statements of Financial Condition
	December 31,
	2015	2014
	(Dollars in Thousands)
ASSETS
Cash and due from banks	$5,692	$6,640
Investment in subsidiary	145,729	119,326
Premises and equipment, net	120	204
Deferred income taxes, net	5,448	3,256
Other assets	2,060	1,644
Total assets	$159,049	$131,070
LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debentures	$25,000	$—
Accrued expenses and other liabilities	2,280	1,860
Stockholders' equity	131,769	129,210
Total liabilities and stockholders' equity	$159,049	$131,070

Condensed Statements of Income
	Year Ended December 31,
	2015	2014	2013
	(Dollars in Thousands)
Interest income	$38	$45	$26
Other income	—	—	4,167
Total income	38	45	4,193
Expenses	2,714	1,728	5,711
Loss before equity in undistributed earnings of subsidiaries	(2,676)	(1,683)	(1,518)
Equity in undistributed earnings of subsidiaries	11,706	6,251	6,679
Net Income	$9,030	$4,568	$5,161

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Statements of Cash Flows
	For the Years Ended December 31,
	2015	2014	2013
	(Dollars in Thousands)
Cash flows from operating activities
Net income	$9,030	$4,568	$5,161
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings	(11,706)	(6,251)	(6,679)
Increase in other assets	(418)	(1,245)	(97)
Decrease (increase) in premises and equipment, net	84	85	6
Increase in deferred income taxes, net	(2,192)	(846)	(452)
Increase in other liabilities	421	641	491
Stock-based compensation	1,033	573	259
Net cash used by operating activities	(3,748)	(2,475)	(1,311)
Cash flows from investing activities
Cash paid for acquisitions	—	(3,648)	(5,035)
Capital contribution to Bankwell Bank	(15,000)	(40,000)	—
Net cash used by investing activities	(15,000)	(43,648)	(5,035)
Cash flows from financing activities
Proceeds from issuance of subordinated debt	25,000	—	—
Redemption of SBLF Preferred Stock	(10,980)	—	—
Proceeds from exercise of options	501	207	467
Dividends paid on common stock	(376)	—	—
Dividends paid on preferred stock	(125)	(110)	(111)
Proceeds from stock offering	3,780	44,704	13,178
Net cash provided by financing activities	17,800	44,801	13,534
Net (decrease) increase in cash and cash equivalents	(948)	(1,322)	7,188
Cash and cash equivalents:
Beginning of year	6,640	7,962	774
End of period	$5,692	$6,640	$7,962
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$—	$—	$—
Income taxes	—	—	—

BANKWELL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24.
Quarterly Financial Information of Bankwell Financial Group, Inc. (Unaudited)

The following table presents selected quarterly financial information (unaudited):
	2015
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Total interest income	$13,907	$13,186	$12,388	$11,273
Total interest expense	2,671	2,269	1,647	1,379
Net interest income	11,236	10,917	10,741	9,894
Provision for loan losses	354	1,489	654	733
Non-interest income	820	1,211	854	599
Non-interest expense	7,661	7,158	7,380	6,972
Income before income taxes	4,041	3,481	3,561	2,788
Provision from income taxes	1,423	1,228	1,275	915
Net income	$2,618	$2,253	$2,286	$1,873
Net income attributable to common stockholders	$2,574	$2,226	$2,259	$1,846
Earnings per share:
Basic	$0.35	$0.31	$0.31	$0.26
Diluted	$0.35	$0.31	$0.31	$0.26
	2014
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Total interest income	$11,016	$8,668	$8,044	$7,861
Total interest expense	1,245	1,073	896	715
Net interest income	9,771	7,595	7,148	7,146
Provision for loan losses	1,305	566	70	211
Non-interest income	833	757	682	769
Non-interest expense	8,344	5,530	5,897	6,041
Income before income taxes	955	2,256	1,863	1,663
Provision from income taxes	228	765	636	540
Net income	$727	$1,491	$1,227	$1,123
Net income attributable to common stockholders	$698	$1,464	$1,200	$1,096
Earnings per share:
Basic	$0.10	$0.22	$0.23	$0.28
Diluted	$0.10	$0.22	$0.23	$0.28
Note: Due to rounding, quarterly earnings per share may not sum to reported annual earnings per share.

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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

None.

PART III
Item 10.
Directors, Executive Officers and Corporate Governance

The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2016 Annual Meeting of Stockholders, to be filed with the Commission no later than April 30, 2016.
Item 11.
Executive Compensation

The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2016 Annual Meeting of Stockholders, to be filed with the Commission no later than April 30, 2016.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2016 Annual Meeting of Stockholders, to be filed with the Commission no later than April 30, 2016.
Item 13.
Certain Relationships and Related Transactions, and Director Independence

The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2016 Annual Meeting of Stockholders, to be filed with the Commission no later than April 30, 2016.
Item 14.
Principal Accounting Fees and Services

The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2016 Annual Meeting of Stockholders, to be filed with the Commission no later than April 30, 2016.

PART IV
Item 15.
Exhibits, Financial Statement Schedules

Exhibit Index
Number	Description
Exhibit 3.1	Certificate of Incorporation as amended to date(1)
Exhibit 3.2	Amended and Restated Bylaws(1)
Exhibit 10.1†	Employment Agreement of Christopher R. Gruseke dated February 25, 2015(3)
Exhibit 10.2†	Employment Agreement of Ernest J. Verrico, Sr. dated April 23, 2013(1)
Exhibit 10.3†	Employment Agreement of Heidi S. DeWyngaert dated January 30, 2013(1)
Exhibit 10.4†	2002 Bank Management, Director and Founder Stock Option Plan(1)
Exhibit 10.5†	2006 Bank of New Canaan Stock Option Plan(1)
Exhibit 10.6†	2007 Bank of New Canaan Stock Option and Equity Award Plan(1)
Exhibit 10.7†	2011 BNC Financial Group, Inc. Stock Option and Equity Award Plan(1)
Exhibit 10.8†	2012 BNC Financial Group, Inc. Stock Plan(1)
Exhibit 10.9†	Amendment to the 2012 BNC Financial Group, Inc. Stock Plan(1)
Exhibit 10.10†	BNC Financial Group, Inc. and Affiliates Deferred Compensation Plan for Directors, January 23, 2008(1)
Exhibit 10.11	Securities Purchase Agreement dated September 30, 2013(1)
Exhibit 10.12	Form of Director Indemnification Agreement(2)
Exhibit 10.13	Form of Executive Officer Indemnification Agreement(2)
Exhibit 21.1	Subsidiaries of the Registrant(1)
Exhibit 23.2	Consent of Whittlesey & Hadley, P.C.
Exhibit 31.1	Certification of Christopher R. Gruseke Pursuant to Rule 13a-14(a)
Exhibit 31.2	Certification of Ernest J. Verrico, Sr. pursuant to Rule 13a-14(a)
Exhibit 32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from Bankwell Financial Group, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Income; (iii) Consolidated statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

†
Management contract or compensatory plan or arrangement

(1)
Filed as part of the Registrant’s Registration Statement on Form S-1 filed on April 4, 2014.

(2)
Filed as part of the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed of May 5, 2014.

(3)
Filed as part of the Registrant’s December 31, 2014 Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BANKWELL FINANCIAL GROUP, INC.
By:	/s/ Christopher R. Gruseke Christopher R. Gruseke President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature & Title	Date
/s/ Christopher R. Gruseke Christopher R. Gruseke President and Chief Executive Officer	March 15, 2016
/s/ Ernest J. Verrico, Sr. Ernest J. Verrico, Sr. Executive Vice President & Chief Financial Officer (principal financial and accounting officer)	March 15, 2016
/s/ Frederick R. Afragola Frederick R. Afragola Director	March 15, 2016
/s/ George P. Bauer George P. Bauer Director	March 15, 2016
/s/ Michael Brandt Michael Brandt Director	March 15, 2016
/s/ Richard Castiglioni Richard Castiglioni Director	March 15, 2016
/s/ Eric J. Dale Eric J. Dale Director	March 15, 2016
/s/ Blake S. Drexler Blake S. Drexler Director	March 15, 2016
/s/ James A. Fieber James A. Fieber Director	March 15, 2016
/s/ William J. Fitzpatrick III William J. Fitzpatrick III Director	March 15, 2016

Signature & Title	Date
/s/ Daniel S. Jones Daniel S. Jones Director	March 15, 2016
/s/ Todd Lampert Todd Lampert Director	March 15, 2016
/s/ Victor S. Liss Victor S. Liss Director	March 15, 2016
/s/ Raymond W. Palumbo Raymond W. Palumbo Director	March 15, 2016
/s/ Carl M. Porto Carl M. Porto Director	March 15, 2016