Form 10-Q
period 2016-03-31
Bankwell Financial Group, Inc.
filed 2016-05-10
CIK 1505732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 30, 2016, there were 7,530,791 shares of the registrant’s common stock outstanding.

Bankwell Financial Group, Inc.

Form 10-q

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Bankwell Financial Group, Inc.

Consolidated Balance Sheets - (unaudited)

(Dollars in thousands, except share data)

	March 31,	December 31,
	2016	2015

ASSETS
Cash and due from banks	$69,512	$49,562
Federal funds sold	3,194	$39,035
Cash and cash equivalents	72,706	88,597

Held to maturity investment securities, at amortized cost	17,010	10,226
Available for sale investment securities, at fair value	91,528	40,581
Loans receivable (net of allowance for loan losses of $14,810 at March 31,
2016 and $14,169 at December 31, 2015)	1,177,905	1,129,748
Foreclosed real estate	878	1,248
Accrued interest receivable	4,370	4,071
Federal Home Loan Bank stock, at cost	7,158	6,554
Premises and equipment, net	10,830	11,163
Bank-owned life insurance	23,929	23,755
Goodwill	2,589	2,589
Other intangible assets	612	652
Deferred income taxes, net	8,814	8,337
Other assets	1,881	2,851
Total assets	$1,420,210	$1,330,372

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$165,968	$164,553
Interest bearing deposits	927,766	882,389
Total deposits	1,093,734	1,046,942

Advances from the Federal Home Loan Bank	160,000	120,000
Subordinated debentures	25,012	25,000
Accrued expenses and other liabilities	6,856	6,661
Total liabilities	1,285,602	1,198,603

Commitments and Contingencies	-	-

Shareholders' equity
Common stock, no par value; 10,000,000 shares authorized, 7,530,791 and 7,516,291 shares issued at March 31, 2016 and December 31, 2015, respectively	113,052	112,579
Retained earnings	21,578	18,963
Accumulated other comprehensive (loss) income	(22)	227
Total shareholders' equity	134,608	131,769

Total liabilities and shareholders' equity	$1,420,210	$1,330,372

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

Consolidated Statements of Income – (unaudited)

(Dollars in thousands, except per share amounts

	Three Months Ended March 31,
	2016	2015

Interest and dividend income
Interest and fees on loans	$13,283	$10,757
Interest and dividends on securities	684	504
Interest on cash and cash equivalents	37	12
Total interest income	14,004	11,273

Interest expense
Interest expense on deposits	1,740	1,038
Interest on borrowings	866	341
Total interest expense	2,606	1,379

Net interest income	11,398	9,894

Provision for loan losses	646	733

Net interest income after provision for loan losses	10,752	9,161

Noninterest income
Service charges and fees	245	208
Bank owned life insurance	174	183
Gains and fees from sales of loans	110	89
Gain on sale of foreclosed real estate, net	-	18
Other	143	101
Total noninterest income	672	599

Noninterest expense
Salaries and employee benefits	3,811	3,962
Occupancy and equipment	1,408	1,349
Data processing	407	336
Professional services	366	325
FDIC insurance	169	158
Director fees	155	148
Marketing	139	148
Foreclosed real estate	72	5
Amortization of intangibles	40	51
Other	513	490
Total noninterest expense	7,080	6,972
Income before income tax expense	4,344	2,788
Income tax expense	1,353	915
Net income	$2,991	$1,873
Net income attributable to common shareholders	$2,991	$1,846

Earnings Per Common Share:
Basic	$0.40	$0.26
Diluted	$0.40	$0.26

Weighted Average Common Shares Outstanding:
Basic	7,380,217	7,028,499
Diluted	7,431,747	7,056,141
Dividends per common share	$0.05	$-

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

Consolidated Statements of Comprehensive Income – (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2016	2015

Net income	$2,991	$1,873
Other comprehensive loss:
Unrealized gains on securities:
Unrealized holding gains on available for sale securities	1,024	326
Reclassification adjustment for (gain) loss realized in net income	-	-
Net change in unrealized gain	1,024	326
Income tax expense	(358)	(127)
Unrealized gains on securities, net of tax	666	199
Unrealized losses on interest rate swaps:
Unrealized losses on interest rate swaps designated as cash flow hedges	(1,408)	(568)
Income tax benefit	493	221
Unrealized losses on interest rate swaps, net of tax	(915)	(347)
Total other comprehensive loss	(249)	(148)
Comprehensive income	$2,742	$1,725

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

Consolidated Statements of Shareholders' Equity – (unaudited)

(In thousands, except share data)

				Accumulated
	Number of			Other
	Outstanding	Common	Retained	Comprehensive
	Shares	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2015	7,516,291	$112,579	$18,963	$227	$131,769
Net income	-	-	2,991	-	2,991
Other comprehensive loss, net of tax	-	-	-	(249)	(249)
Cash dividends declared ($0.05 per share)	-	-	(376)	-	(376)
Stock-based compensation expense	-	249	-	-	249
Forfeitures of restricted stock	-	-	-	-	-
Issuance of restricted stock	-	-	-	-	-
Stock options exercised	14,500	224	-	-	224
Balance at March 31, 2016	7,530,791	$113,052	$21,578	$(22)	$134,608

					Accumulated
	Number of				Other
	Outstanding	Preferred	Common	Retained	Comprehensive
	Shares	Stock	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2014	7,185,482	$10,980	$107,265	$10,434	$531	$129,210
Net income	-	-	-	1,873	-	1,873
Other comprehensive loss, net of tax	-	-	-	-	(148)	(148)
Preferred stock cash dividends	-	-	-	(27)	-	(27)
Stock-based compensation expense	-	-	242	-	-	242
Issuance of restricted stock	40,000	-	-	-	-	-
Stock options exercised	17,770	-	258	-	-	258
Balance at March 31, 2015	7,243,252	$10,980	$107,765	$12,280	$383	$131,408

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

Consolidated Statements of Cash Flows – (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net income	$2,991	$1,873
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on investment securities	130	38
Provision for loan losses	646	733
Provision for deferred taxes	(343)	(229)
Depreciation and amortization	428	403
Increase in cash surrender value of bank-owned life insurance	(174)	(183)
Loan principal sold	(1,268)	(3,122)
Proceeds from sales of loans	1,378	3,797
Net gain on sales of loans	(110)	(89)
Equity-based compensation	249	242
Net accretion of purchase accounting adjustments	(35)	(41)
Loss (gain) on sale and write-downs of foreclosed real estate	51	(18)
Net change in:
Deferred loan fees	166	96
Accrued interest receivable	(299)	(19)
Other assets	(358)	(142)
Accrued expenses and other liabilities	195	(530)
Net cash provided by operating activities	3,647	2,809

Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	273	284
Proceeds from principal repayments on held to maturity securities	52	53
Net proceeds from sales and calls of available for sale securities	900	14,280
Purchases of available for sale securities	(51,228)	-
Purchase of held to maturity securities	(6,835)	-
Net increase in loans	(48,995)	(48,936)
Purchases of premises and equipment	(95)	(613)
Purchase of Federal Home Loan Bank stock	(604)	(685)
Proceeds from sale of foreclosed real estate	320	138
Net cash used by investing activities	(106,212)	(35,479)

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Cash Flows- (Continued)

(In thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from financing activities
Net change in time certificates of deposit	$38,025	$(7,242)
Net change in other deposits	8,788	6,550
Amortization of debt issuance costs	13	-
Net change in FHLB advances	40,000	4,000
Proceeds from exercise of options	224	258
Dividends paid on common stock	(376)	-
Dividends paid on preferred stock	-	(27)
Net cash provided by financing activities	86,674	3,539
Net decrease in cash and cash equivalents	(15,891)	(29,131)
Cash and cash equivalents:
Beginning of year	88,597	48,559
End of period	$72,706	$19,428
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$2,616	$1,258
Income taxes	1,063	1,020
Noncash investing and financing activities
Loans transferred to foreclosed real estate	$-	$-

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

Use of estimates

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities as of the date of the balance sheet and revenue and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses, stock-based compensation and derivative instrument valuation.

Basis of consolidated financial statement presentation

The unaudited consolidated financial statements presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Rule 10-1 of Regulation S-X and do not include all of the information and note disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying unaudited interim consolidated financial statements have been included. Interim results are not necessarily reflective of the results that may be expected for the year ending December 31, 2016. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included on Form 10-K for the year ended December 31, 2015.

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Reclassification

Certain prior period amounts have been reclassified to conform to the 2016 financial statement presentation. These reclassifications only changed the reporting categories and did not affect the results of operations or consolidated financial position.

Recent accounting pronouncements

The following section includes changes in accounting principles and potential effects of new accounting guidance and pronouncements.

ASU No. 2014-09 – Revenue from Contracts with Customers (Topic 606). The ASU establishes a single comprehensive model for an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, and will supersede nearly all existing revenue recognition guidance, to clarify and converge revenue recognition principles under US GAAP and IFRS. The update outlines five steps to recognizing revenue: (i) identify the contracts with the customer; (ii) identify the separate performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the separate performance obligations; (v) recognize revenue when each performance obligation is satisfied. The update requires more comprehensive disclosures, relating to quantitative and qualitative information for amounts, timing, the nature and uncertainty of revenue, and cash flows arising from contracts with customers, which will mainly impact construction and high-tech industries. The most significant potential impact to banking entities relates to less prescriptive derecognition requirements on the sale of OREO property. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Accordingly, the amendments are effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted for annual and interim reporting periods beginning after December 15, 2016. An entity may elect either a full retrospective or a modified retrospective application. The Company does not expect the application of this guidance to have a material impact on the Company's financial statements.

ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force).” The ASU provides explicit guidance to account for a performance target that could be achieved after the requisite service period as a performance condition. For awards within the scope of this update, the Task Force decided that an entity should apply existing guidance in Topic 718 as it relates to share-based payments with performance conditions that affect vesting. Consistent with that guidance, performance conditions that affect vesting should not be reflected in estimating the fair value of an award at the grant date. Compensation cost should be recognized when it is probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The amendments were effective for the Company as of January 1, 2016. This ASU did not impact the Company’s financial statements and the Company does not expect the application of this guidance will have a material impact on the Company’s financial statements in the future.

ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. Under this ASU, separate, net-of-tax presentation (and corresponding earnings per share impact) will no longer be allowed. The existing requirement to separately present items that are of an unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained. The new guidance also requires similar separate presentation of items that are both unusual and infrequent. The standard was effective for the Company as of January 1, 2016. This ASU did not impact the Company’s financial statements and the Company does not expect the application of this guidance will have a material impact on the Company’s financial statements in the future.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-20): “Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Company elected to early adopt the provisions of ASU 2015-03 upon issuance of its subordinated debentures on August 19, 2015 and recorded $0.5 million of debt issuance costs incurred as a direct deduction from the debt liability.

ASU No. 2015-16, Business Combinations (Topic 805): “Simplifying the Accounting for Measurement Period Adjustments.” This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. The amendments were effective for the Company as of January 1, 2016. This ASU did not impact the Company’s financial statements and the Company does not expect the application of this guidance will have a material impact on the Company’s financial statements in the future.

ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities.” The ASU has been issued to improve the recognition and measurement of financial instruments by requiring 1) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; 3) the use of the exit price notion when measuring fair value of financial instruments for disclosure purposes; and 4) separate presentation by the reporting organization in other comprehensive income for the portion of the total change in the fair value of a liability resulting from the change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The standard is effective for the Company beginning on January 1, 2018. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

ASU 2016-02, Leases (Topic 842). The amendments in this update require lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. Accounting by lessors will remain largely unchanged. The guidance will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. Adoption will require a modified retrospective transition where the lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

ASU 2016-09, Compensation – Stock Compensation (Topic 718): “Improvements to Employee Share-Based Payment Accounting.” This ASU changes how companies account for certain aspects of share-based payments to employees. Entities will be required to recognize the income tax effects of awards in the statement of income when the awards vest or are settled, the guidance on employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and for forfeitures is changing and the update requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The amendments in this update will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

2.	Investment Securities

The amortized cost, gross unrealized gains and losses and fair values of available for sale and held to maturity securities at March 31, 2016 were as follows:

	March 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
		(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Due from one through five years	$57,316	$685	$(5)	$57,996
Due from five through ten years	294	6	-	300
Due after ten years	400	-	-	400
	58,010	691	(5)	58,696

State agency, U.S. Territories and municipal obligations
Due from one through five years	825	48	-	873
Due from five through ten years	9,694	475	(388)	9,781
Due after ten years	5,995	385	-	6,380
	16,514	908	(388)	17,034

Corporate bonds
Due in less than one year	1,007	17	-	1,024
Due from one through five years	9,215	283	-	9,498
Due from five through ten years	1,012	37	-	1,049
	11,234	337	-	11,571

Government-sponsored mortgage backed securities
No contractual maturity	4,121	113	(7)	4,227
	4,121	113	(7)	4,227

Total available for sale securities	$89,879	$2,049	$(400)	$91,528

Held to maturity securities:

State agency, U.S. Territories and municipal obligations
Due after ten years	$15,823	$-	$-	$15,823
Corporate bonds
Due from one through five years	1,000	-	(40)	960
Government-sponsored mortgage backed securities
No contractual maturity	187	19	-	206
Total held to maturity securities	$17,010	$19	$(40)	$16,989

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The amortized cost, gross unrealized gains and losses and fair values of available for sale and held to maturity securities at December 31, 2015 were as follows:

	December 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
		(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Due from one through five years	$6,198	$-	$(77)	$6,121
Due from five through ten years	394	4	(2)	396
Due after ten years	647	-	(21)	626
	7,239	4	(100)	7,143

State agency, U.S. Territories and municipal obligations
Due from one through five years	520	39	-	559
Due from five through ten years	9,762	361	(322)	9,801
Due after ten years	6,778	367	(1)	7,144
	17,060	767	(323)	17,504

Corporate bonds
Due in less than one year	1,010	22	-	1,032
Due from one through five years	9,233	156	(9)	9,380
Due from five through ten years	1,013	12	-	1,025
	11,256	190	(9)	11,437

Government-sponsored mortgage backed securities
No contractual maturity	4,400	107	(10)	4,497
	4,400	107	(10)	4,497

Total available for sale securities	$39,955	$1,068	$(442)	$40,581

Held to maturity securities:

State agency, U.S. Territories and municipal obligations
Due after ten years	$9,026	$-	$-	$9,026
Corporate bonds
Due from one through five years	1,000	-	(19)	981

Government-sponsored mortgage backed securities
No contractual maturity	200	21	-	221
Total held to maturity securities	$10,226	$21	$(19)	$10,228

There were no sales of, or realized gains or losses on investment securities during the three months ended March 31, 2016 and 2015.

At March 31, 2016 and December 31, 2015, securities with approximate fair values of $6.0 million and $5.9 million were pledged as collateral for public deposits, respectively.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following table provides information regarding investment securities with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
			(In thousands)
March 31, 2016
U.S. Government and agency obligations	$998	$(2)	$1,097	$(3)	$2,095	$(5)
State agency, U.S. Territories and municipal obligations	-	-	608	(388)	608	(388)
Corporate bonds	960	(40)	-	-	960	(40)
Government-sponsored mortgage backed securities	339	(2)	450	(5)	789	(7)
Total investment securities	$2,297	$(44)	$2,155	$(396)	$4,452	$(440)

December 31, 2015
U.S. Government and agency obligations	$5,486	$(60)	$1,259	$(40)	$6,745	$(100)
State agency, U.S. Territories and municipal obligations	126	(1)	665	(322)	791	(323)
Corporate bonds	1,970	(28)	-	-	1,970	(28)
Government-sponsored mortgage backed securities	768	(4)	413	(6)	1,181	(10)
Total investment securities	$8,350	$(93)	$2,337	$(368)	$10,687	$(461)

There were 15 and 29 investment securities as of March 31, 2016 and December 31, 2015, respectively, in which the fair value of the security was less than the amortized cost of the security.

The U.S. Government and agency obligations owned are either direct obligations of the U.S. Government or are issued by one of the shareholder-owned corporations chartered by the U.S. Government and therefore the contractual cash flows are guaranteed and as a result the unrealized losses in this portfolio are not considered other than temporarily impaired.

The Company continually monitors its state agency, U.S. Territories, municipal and corporate bond portfolios and at this time these portfolios have minimal default risk because state agency, U.S. Territories, municipal and corporate bonds are all rated above investment grade except for one U.S. Territory bond (a Commonwealth of Puerto Rico senior lien sales tax financing corporate bond or "COFINA" bond) with a cost of $995.0 thousand and a market value of $607.5 thousand that is rated two levels below investment grade. The Company has determined that the unrealized loss on this U.S. Territory bond is, thus far, not other than temporarily impaired because payments are backed by a senior lien position on dedicated cash receipts from sales tax revenue with a strong debt service coverage. In February 2016, the Commonwealth of Puerto Rico proposed a voluntary debt restructuring of all of its outstanding debt. The voluntary restructuring proposal has been rejected by most creditors. In addition, a "debt moratorium" was announced on May 2, 2016 by the Commonwealth of Puerto Rico and, as a result, it appears that there may be potential litigation and negotiations relating to its debt obligations. These events could impact our assessment and the valuation of this bond in the future. Given the uncertainty surrounding the timing and impact of these events the Company will continue to monitor the ongoing negotiations and review the bond for potential other than temporary impairment as events unfold.

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

The following table sets forth a summary of the loan portfolio at March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total

Real estate loans:
Residential	$181,345	$2,789	$184,134	$174,311	$2,873	$177,184
Commercial	697,600	53,971	751,571	643,524	54,018	697,542
Construction	82,435	93	82,528	81,242	1,031	82,273
Home equity	9,319	6,470	15,789	9,146	6,780	15,926
	970,699	63,323	1,034,022	908,223	64,702	972,925

Commercial business	139,897	21,006	160,903	150,479	22,374	172,853
Consumer	63	1,489	1,552	117	1,618	1,735
Total loans	1,110,659	85,818	1,196,477	1,058,819	88,694	1,147,513

Allowance for loan losses	(14,787)	(23)	(14,810)	(14,128)	(41)	(14,169)
Deferred loan origination fees, net	(3,771)	-	(3,771)	(3,605)	-	(3,605)
Unamortized loan premiums	9	-	9	9	-	9
Loans receivable, net	$1,092,110	$85,795	$1,177,905	$1,041,095	$88,653	$1,129,748

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

The following table summarizes activity in the accretable yields for the acquired loan portfolio that falls under the purview of ASC 310-30:

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

(In thousands)	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$871	$1,382
Acquisition	-	-
Accretion	(49)	(94)
Other (a)	(51)	(63)
Balance at end of period	$771	$1,225

a)	Represents changes in cash flows expected to be collected due to loan sales or payoffs.

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Allowance for loan losses

The following tables set forth the activity in the Company’s allowance for loan losses for the three months ended March 31, 2016 and 2015, by portfolio segment:

	Residential	Commercial		Home	Commercial
	Real Estate	Real Estate	Construction	Equity	Business	Consumer	Total
			(In thousands)
Three Months Ended March 31, 2016
Originated
Beginning balance	$1,444	$7,693	$1,504	$174	$3,310	$3	$14,128
Charge-offs	-	-	-	-	-	(1)	(1)
Recoveries	-	-	-	-	-	5	5
Provisions	59	741	79	4	(224)	(4)	655
Ending balance	$1,503	$8,434	$1,583	$178	$3,086	$3	$14,787

Acquired
Beginning balance	$-	$12	$-	$-	$24	$5	$41
Charge-offs	-	-	(7)	-	-	(2)	(9)
Recoveries	-	-	-	-	-	-	-
Provisions	-	1	7	-	(18)	1	(9)
Ending balance	$-	$13	$-	$-	$6	$4	$23

Total
Beginning balance	$1,444	$7,705	$1,504	$174	$3,334	$8	$14,169
Charge-offs	-	-	(7)	-	-	(3)	(10)
Recoveries	-	-	-	-	-	5	5
Provisions	59	742	86	4	(242)	(3)	646
Ending balance	$1,503	$8,447	$1,583	$178	$3,092	$7	$14,810

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Residential	Commercial		Home	Commercial
	Real Estate	Real Estate	Construction	Equity	Business	Consumer	Total
			(In thousands)
Three Months Ended March 31, 2015
Originated
Beginning balance	$1,431	$5,480	$1,102	$205	$2,638	$4	$10,860
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	1	1
Provisions	(25)	587	118	(2)	44	(2)	720
Ending balance	$1,406	$6,067	$1,220	$203	$2,682	$3	$11,581

Acquired
Beginning balance	$-	$-	$-	$-	$-	$-	$-
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	2	2
Provisions	-	-	-	-	12	1	13
Ending balance	$-	$-	$-	$-	$12	$3	$15

Total
Beginning balance	$1,431	$5,480	$1,102	$205	$2,638	$4	$10,860
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	3	3
Provisions	(25)	587	118	(2)	56	(1)	733
Ending balance	$1,406	$6,067	$1,220	$203	$2,694	$6	$11,596

With respect to the originated portfolio, the allocation to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following tables are a summary, by portfolio segment and impairment methodology, of the allowance for loan losses and related portfolio balances at March 31, 2016 and December 31, 2015:

	Originated Loans		Acquired Loans		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In thousands)
March 31, 2016
Loans individually evaluated for impairment:
Residential real estate	$1,833	$-	$-	$-	$1,833	$-
Commercial real estate	5,813	-	595	-	6,408	-
Home equity	414	-	196	-	610	-
Commercial business	859	70	1,396	1	2,255	71
Consumer	-	-	4	4	4	4
Subtotal	8,919	70	2,191	5	11,110	75
Loans collectively evaluated for impairment:
Residential real estate	179,512	1,503	2,789	-	182,301	1,503
Commercial real estate	691,787	8,435	53,376	13	745,163	8,448
Construction	82,435	1,583	93	-	82,528	1,583
Home equity	8,905	178	6,274	-	15,179	178
Commercial business	139,038	3,015	19,610	5	158,648	3,020
Consumer	63	3	1,485	-	1,548	3
Subtotal	1,101,740	14,717	83,627	18	1,185,367	14,735

Total	$1,110,659	$14,787	$85,818	$23	$1,196,477	$14,810

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Originated Loans		Acquired Loans		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In thousands)
December 31, 2015
Loans individually evaluated for impairment:
Residential real estate	$1,833	$2	$-	$-	$1,833	$2
Commercial real estate	4,291	-	762	12	5,053	12
Home equity	422	-	197	-	619	-
Commercial business	1,977	71	1,433	21	3,410	92
Consumer	-	-	7	5	7	5
Subtotal	8,523	73	2,399	38	10,922	111
Loans collectively evaluated for impairment:
Residential real estate	172,478	1,442	2,873	-	175,351	1,442
Commercial real estate	639,233	7,692	53,256	-	692,489	7,692
Construction	81,242	1,504	1,031	-	82,273	1,504
Home equity	8,724	174	6,583	-	15,307	174
Commercial business	148,502	3,239	20,941	3	169,443	3,242
Consumer	117	4	1,611	-	1,728	4
Subtotal	1,050,296	14,055	86,295	3	1,136,591	14,058

Total	$1,058,819	$14,128	$88,694	$41	$1,147,513	$14,169

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following tables are a summary of the loan portfolio quality indicators by portfolio segment at March 31, 2016 and December 31, 2015:

	Commercial Credit Quality Indicators
	At March 31, 2016			At December 31, 2015
	Commercial		Commercial	Commercial		Commercial
	Real Estate	Construction	Business	Real Estate	Construction	Business
	(In thousands)
Originated loans:
Pass	$691,787	$82,435	$137,764	$638,709	$81,242	$148,748
Special mention	2,593	-	1,547	1,595	-	1,118
Substandard	3,220	-	522	3,220	-	549
Doubtful	-	-	-	-	-	-
Loss	-	-	64	-	-	64
Total originated loans	697,600	82,435	139,897	643,524	81,242	150,479
Acquired loans:
Pass	51,453	93	19,441	52,427	230	20,794
Special mention	1,307	-	635	-	-	598
Substandard	1,211	-	930	1,591	801	982
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total acquired loans	53,971	93	21,006	54,018	1,031	22,374
Total	$751,571	$82,528	$160,903	$697,542	$82,273	$172,853

	Residential and Consumer Credit Quality Indicators
	At March 31, 2016			At December 31, 2015
	Residential			Residential
	Real Estate	Home Equity	Consumer	Real Estate	Home Equity	Consumer
	(In thousands)
Originated loans:
Pass	$179,512	$8,904	$63	$172,478	$8,725	$117
Special mention	864	78	-	864	80	-
Substandard	969	337	-	969	341	-
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total originated loans	181,345	9,319	63	174,311	9,146	117
Acquired loans:
Pass	2,789	6,230	1,419	2,873	6,545	1,539
Special mention	-	-	-	-	-	-
Substandard	-	240	70	-	235	79
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total acquired loans	2,789	6,470	1,489	2,873	6,780	1,618
Total	$184,134	$15,789	$1,552	$177,184	$15,926	$1,735

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following tables set forth certain information with respect to our loan portfolio delinquencies by portfolio segment and amount as of March 31, 2016 and December 31, 2015:

	As of March 31, 2016
						Carrying
						Amount >
			Greater			90 Days
	31-60 Days	61-90 Days	Than 90	Total Past		and
	Past Due	Past Due	Days	Due	Current	Accruing
			(In thousands)
Originated Loans
Real estate loans:
Residential real estate	$-	$-	$969	$969	$180,376	$-
Commercial real estate	-	-	-	-	697,600	-
Construction	1,068	-	-	1,068	81,367	-
Home equity	195	-	-	195	9,124	-
Commercial business	-	-	64	64	139,833	-
Consumer	-	-	4	4	59	-
Total originated loans	1,263	-	1,037	2,300	1,108,359	-
Acquired Loans
Real estate loans:
Residential real estate	-	-	-	-	2,789	-
Commercial real estate	655	-	595	1,250	52,721	89
Construction	-	-	-	-	93	-
Home equity	100	162	190	452	6,018	-
Commercial business	278	-	174	452	20,554	-
Consumer	16	-	-	16	1,473	-
Total acquired loans	1,049	162	959	2,170	83,648	89
Total loans	$2,312	$162	$1,996	$4,470	$1,192,007	$89

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	As of December 31, 2015
						Carrying
						Amount >
			Greater			90 Days
	31-60 Days	61-90 Days	Than 90	Total Past		and
	Past Due	Past Due	Days	Due	Current	Accruing
			(In thousands)
Originated Loans
Real estate loans:
Residential real estate	$-	$-	$969	$969	$173,342	$-
Commercial real estate	-	311	-	311	643,213	-
Construction	-	-	-	-	81,242	-
Home equity	198	-	-	198	8,948	-
Commercial business	1,078	100	343	1,521	148,958	-
Consumer	-	-	-	-	117	-
Total originated loans	1,276	411	1,312	2,999	1,055,820	-
Acquired Loans
Real estate loans:
Residential real estate	-	-	-	-	2,873	-
Commercial real estate	333	-	762	1,095	52,923	218
Construction	-	-	801	801	230	801
Home equity	100	162	191	453	6,327	-
Commercial business	262	71	101	434	21,940	86
Consumer	17	-	-	17	1,601	-
Total acquired loans	712	233	1,855	2,800	85,894	1,105
Total loans	$1,988	$644	$3,167	$5,799	$1,141,714	$1,105

Loans on nonaccrual status

The following is a summary of nonaccrual loans by portfolio segment as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
	(In thousands)
Residential real estate	$969	$970
Commercial real estate	1,113	1,264
Home equity	392	395
Commercial business	918	1,160
Consumer	6	2
Total	$3,398	$3,791

The amount of income that was contractually due but not recognized on originated nonaccrual loans totaled $13 thousand and $25 thousand, respectively for the three months ended March 31, 2016, and 2015. There was no and $1 thousand actual interest income recognized on these loans for the three months ended March 31, 2016, and 2015, respectively.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

At March 31, 2016 and December 31, 2015, there were $169 thousand of commitments to lend additional funds to any borrower on nonaccrual status.

The preceding table excludes acquired loans that are accounted for as purchased credit impaired loans totaling $0.1 million and $1.1 million, respectively at March 31, 2016 and December 31, 2015. Such loans otherwise meet the Company's definition of a nonperforming loan but are excluded because the loans are included in loan pools that are considered performing. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are accounted for on either a pool or individual basis and the accretable yield is being recognized as interest income over the life of the loans based on expected cash flows.

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following table summarizes impaired loans by portfolio segment as of March 31, 2016 and December 31, 2015:

	Carrying Amount		Unpaid Principal Balance		Associated Allowance
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(In thousands)
Originated
Impaired loans without a valuation allowance:
Residential real estate	$1,833	$969	$1,833	$969	$-	$-
Commercial real estate	5,813	4,291	5,813	4,291	-	-
Home equity	414	422	419	424	-	-
Commercial business	353	1,351	378	1,372	-	-
Total impaired loans without a valuation allowance	8,413	7,033	8,443	7,056	-	-

Impaired loans with a valuation allowance:
Residential real estate	-	864	-	864	-	2
Commercial business	506	626	506	690	70	71
Total impaired loans with a valuation allowance	506	1,490	506	1,554	70	73
Total originated impaired loans	$8,919	$8,523	$8,949	$8,610	$70	$73

Acquired
Impaired loans without a valuation allowance:
Commercial real estate	$595	$611	$678	$678	$-	$-
Commercial business	1,277	963	1,281	963	-	-
Home equity	196	197	200	200	-	-
Total impaired loans without a valuation allowance	2,068	1,771	2,159	1,841	-	-

Impaired loans with a valuation allowance:
Commercial Real Estate	-	151	-	151	-	12
Commercial business	119	470	131	480	1	21
Consumer	4	7	4	7	4	5
Total impaired loans with a valuation allowance	123	628	135	638	5	38
Total acquired impaired loans	$2,191	$2,399	$2,294	$2,479	$5	$38

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following table summarizes the average recorded investment balance of impaired loans and interest income recognized on impaired loans by portfolio segment as of March 31, 2016 and December 31, 2015:

	Average Recorded Investment		Interest Income Recognized
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(In thousands)
Originated
Impaired loans without a valuation allowance:
Residential real estate	$1,833	$973	$7	$27
Commercial real estate	5,821	4,308	60	124
Home equity	418	429	2	10
Commercial business	357	1,374	2	49
Total impaired loans without a valuation allowance	8,429	7,084	71	210

Impaired loans with a valuation allowance:
Residential real estate	-	864	-	28
Commercial business	518	673	6	34
Total impaired loans with a valuation allowance	518	1,537	6	62
Total originated impaired loans	$8,947	$8,621	$77	$272

Acquired
Impaired loans without a valuation allowance:
Commercial real estate	$602	$602	$-	$6
Commercial business	1,288	999	14	54
Home equity	197	198	-	2
Total impaired loans without a valuation allowance	2,087	1,799	14	62

Impaired loans with a valuation allowance:
Commercial real estate	-	151	-	3
Commercial business	123	506	-	14
Consumer	4	7	1	1
Total impaired loans with a valuation allowance	127	664	1	18
Total acquired impaired loans	$2,214	$2,463	$15	$80

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring and the loan is not deemed to be impaired based on the modified terms.

The recorded investment in TDRs was $6.4 million at March 31, 2016 and $7.3 million at December 31, 2015.

The following tables present loans whose terms were modified as TDRs during the periods presented:

			Outstanding Recorded Investment
	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2016	2015	2016	2015	2016	2015
Three Months Ended March 31,
Commercial real estate	-	2	$-	$3,220	$-	$3,220
Commercial business	-	1	-	54	-	54
Total	-	3	$-	$3,274	$-	$3,274

All TDRs at March 31, 2016 and December 31, 2015 were performing in compliance with their modified terms, except for two non-accrual loans totaling $1.1 million at March 31, 2016 and December 31, 2015.

The following table provides information on how loans were modified as a TDR during the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Maturity/amortization concession	$-	$54
Maturity and payment concession	-	3,220
Total	$-	$3,274

There were no loans modified in a troubled debt restructuring, for which there was a payment default during the three months ended March 31, 2016 and 2015, respectively.

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Preferred stock

In 2011, the Company elected to participate in the Treasury’s Small Business Lending Fund Program (“SBLF”).

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

On January 27, 2016 The Company’s Board of Directors declared a $0.05 per share cash dividend, payable February 22, 2016 to shareholders of record on February 12, 2016. The Company did not repurchase any of its common stock during 2016 or 2015.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

5.  Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives accounted for as cash flow hedges. The Company’s total comprehensive income or loss for the three months ended March 31, 2016 and 2015 is reported in the Consolidated Statements of Comprehensive Income.

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax for the three months ended March 31, 2016 and 2015:

	Net Unrealized Gain	Net Unrealized Gain
	(Loss) on Available	(Loss) on Interest
	for Sale Securities	Rate Swap	Total
	(In thousands)
Balance at December 31, 2015	$405	$(178)	$227
Other comprehensive income (loss) before reclassifications	666	(915)	(249)
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net other comprehensive income (loss)	666	(915)	(249)
Balance at March 31, 2016	$1,071	$(1,093)	$(22)

	Net Unrealized Gain	Net Unrealized Gain
	(Loss) on Available	(Loss) on Interest
	for Sale Securities	Rate Swap	Total
	(In thousands)
Balance at December 31, 2014	$644	$(113)	$531
Other comprehensive income (loss) before reclassifications	199	(347)	(148)
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net other comprehensive income (loss)	199	(347)	(148)
Balance at March 31, 2015	$843	$(460)	$383

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

The following is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
Net income	$2,991	$1,873
Preferred stock dividends	-	(27)
Dividends to participating securities	(6)	-
Undistributed earnings allocated to participating securities	(49)	(46)
Net income for earnings per share calculation	$2,936	$1,800

Weighted average shares outstanding, basic	7,380	7,028
Effect of dilutive equity-based awards	52	28
Weighted average shares outstanding, diluted	7,432	7,056
Net earnings per common share:
Basic earnings per common share	$0.40	$0.26
Diluted earnings per common share	0.40	0.26

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

The Basel III Capital Rules establish a new minimum common equity Tier 1 capital requirement of 4.5% of risk-weighted assets; set the minimum leverage ratio at 4% of total assets; increased the minimum Tier 1 capital to risk-weighted assets requirement from 4% to 6%; and retained the minimum total capital to risk weighted assets requirement at 8.0%. A “well-capitalized” institution must generally maintain capital ratios 100-200 basis points higher than the minimum guidelines.

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

Management believes, as of March 31, 2016, the Bank and Company meet all capital adequacy requirements to which they are subject and satisfies the criteria for a “well capitalized” institution. There are no conditions or events since then that management believes have changed this conclusion.

The capital amounts and ratios for the Bank and the Company at March 31, 2016 and December 31, 2015 were as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Capital		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Bankwell Bank
March 31, 2016
Common Equity Tier 1 Capital to Risk-Weighted Assets	$146,362	12.24%	$53,797	4.50%	$77,707	6.50%
Total Capital to Risk-Weighted Assets	161,172	13.48%	95,640	8.00%	119,550	10.00%
Tier I Capital to Risk-Weighted Assets	146,362	12.24%	71,730	6.00%	95,640	8.00%
Tier I Capital to Average Assets	146,362	10.85%	53,963	4.00%	67,454	5.00%
Bankwell Financial Group, Inc.
March 31, 2016
Common Equity Tier 1 Capital to Risk-Weighted Assets	$131,673	10.98%	$53,962	4.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	171,495	14.30%	95,933	8.00%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	131,673	10.98%	71,950	6.00%	N/A	N/A
Tier I Capital to Average Assets	131,673	9.59%	54,923	4.00%	N/A	N/A

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

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

8.  Stock-Based Compensation

Equity award plans

The Company has five equity award plans, which are collectively referred to as the “Plan.” The current plan under which any future issuances of equity awards will be made is the 2012 BNC Financial Group, Inc. Stock Plan, or the “2012 Plan,” amended on June 26, 2013. All equity awards made under the 2012 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of share options or restricted stock. At March 31, 2016, there were 537,024 shares reserved for future issuance under the 2012 Plan.

Share Options: The Company accounts for stock options based on the fair value at the date of grant and records option related expense over the vesting period of such awards on a straight line basis. For the three months ended March 31, 2016 and 2015, the Company recorded expense related to options granted under the various share option plans of approximately $2 thousand and $4 thousand, respectively.

There were no options granted during the three months ended March 31, 2016.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

A summary of the status of outstanding share options as of and for the three months ended March 31, 2016 is presented below:

	Three Months Ended
	March 31, 2016
		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Options outstanding at beginning of period	158,408	$18.12
Exercised	(14,500)	15.48
Forfeited	-	-
Expired	(900)	16.00
Options outstanding at end of period	143,008	18.40

Options exercisable at end of period	141,558	18.43

Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. The total intrinsic value of share options exercised during the three months ended March 31, 2016 was $60 thousand.

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.

The following table presents the activity for restricted stock for the three months ended March 31, 2016:

	Three Months Ended
	March 31, 2016
		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Unvested at beginning of period	143,323	$15.92
Granted	-	-
Vested	(4,900)	14.80
Forfeited	-	-
Unvested at end of period	138,423	17.69

The Company's restricted stock expense for the three months ended March 31, 2016 and 2015 was $247 thousand and $238 thousand, respectively.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Market Conditions Restricted Stock: On December 9, 2014 the Company issued restricted stock with market and service conditions pursuant to the Company’s 2012 Stock Plan. At the time of the grant, the maximum number of shares that can vest was 49,400. The actual number of shares to be vested was based on market criteria over a five-year period ending on December 1, 2019 based on the Company's stock price being at or above $25.00, $27.00 and $29.00 per share over a 60-day consecutive period. These shares may have vested over a period from December 1, 2017 to December 1, 2019 based on meeting the price targets. In addition, the grantees must have been employed with the Company on the vesting date to receive the shares. The Company determined the fair value of these market condition awards in accordance with ASC 718 – Stock Compensation using the Monte Carlo simulation model deemed appropriate for this type of grant. The grant date fair value for these grants was $11.63 for the awards that vest at the $25 stock price, $10.30 for the awards that vest at the $27 stock price and $9.10 for the awards that vest at the $29 stock price. The grant date fair value for the Company’s stock was $18.99 per share.

In January 2016 the Company modified the market conditions restricted stock grant. The total shares originally granted for the $29.00 price target have been modified to a time based restricted stock grant. The shares will vest over a four year period with the first installment to vest on December 1, 2016 and the remaining shares to vest on each annual anniversary thereafter. In addition, the shares originally granted for the $25.00 and $27.00 price targets have been modified. These shares may vest over a period from the date of the modification to December 1, 2019 based on meeting the price targets. The price targets will be met when the 30 day average stock price meets or exceeds the price targets. The Company determined the fair market value of the modified awards for the $25.00 and $27.00 price targets in accordance with ASC 718 – Stock Compensation using the Monte Carlo simulation model deemed appropriate for this type of modification. The Company will expense an incremental cost associated with this modification of $2.19 for the awards that vest at the $25 stock price, $2.03 for the awards that vest at the $27 stock price and $13.66 for the awards that were modified to a time based grant. The remaining and incremental expense will be recognized on a straight line basis over the requisite service period. The Company recognized $49 thousand and $43 thousand in stock compensation expense for the three months ended March 31, 2016 and 2015 for these restricted stock awards, respectively.

9.  Derivative Instruments

Information about derivative instruments at March 31, 2016 and December 31, 2015 is as follows:

March 31, 2016:

					Fair Value
(Dollars in thousands)	Notional	Original			Asset
	Amount	Maturity	Received	Paid	(Liability)

Cash flow hedge:
Interest rate swap on FHLB advance	$25,000	4.7 years	0.63%	1.62%	$(490)
Interest rate swap on FHLB advance	$25,000	5.0 years	0.63%	1.83%	(759)
Interest rate swap on FHLB advance	$25,000	5.0 years	0.63%	1.48%	(422)
Interest rate swap on forward-starting FHLB advance	$25,000	5.0 years	0.63%	1.22%	(11)
					$(1,682)

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

December 31, 2015:

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

The Bank's cash flow hedge positions are all forward starting interest rate swap transactions. The Bank entered into the following forward starting interest rate swap transactions:

		Effective Date of
	Notional	Hedged	Duration of
(Dollars in thousands)	Amount	Borrowing	Borrowing	Counterparty

Type of borrowing:
FHLB 90-day advance	$25,000	April 1, 2014	4.7 years	Bank of Montreal
FHLB 90-day advance	$25,000	January 2, 2015	5.0 years	Bank of Montreal
FHLB 90-day advance	$25,000	August 26, 2015	5.0 years	Bank of Montreal
FHLB 90-day advance	$25,000	July 1, 2016	5.0 years	Bank of Montreal

This hedge strategy converts the floating rate of interest on certain FHLB advances to fixed interest rates, thereby protecting the Bank from floating interest rate variability.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Changes in the consolidated statements of comprehensive income related to interest rate derivatives designated as hedges of cash flows were as follows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In thousands)	2016	2015

Interest rate swap on FHLB advance:
Unrealized loss recognized in accumulated other comprehensive income	$(1,408)	$(568)
Income tax benefit on items recognized in accumulated other comprehensive income	493	221
Other comprehensive loss	$(915)	$(347)
Interest expense recognized on hedged FHLB advance	$204	$182

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at either March 31, 2016 or December 31, 2015. The estimated fair value amounts have been measured as of the respective period-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The carrying values, fair values and placement in the fair value hierarchy of the Company's financial instruments at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$69,512	$69,512	$69,512	$-	$-
Federal funds sold	3,194	3,194	3,194	-	-
Available for sale securities	91,528	91,528	-	91,528	-
Held to maturity securities	17,010	16,989	-	16,989	-
Loans held for sale	-	-	-	-	-
Loans receivable, net	1,177,905	1,191,660	-	-	1,191,660
Accrued interest receivable	4,370	4,370	-	-	4,370
FHLB stock	7,158	7,158	-	-	7,158

Financial Liabilities:
Demand deposits	$165,968	$165,968	$-	$-	$165,968
NOW and money market	379,079	379,079	-	-	379,079
Savings	73,987	73,987	-	-	73,987
Time deposits	474,700	476,993	-	-	476,993
Advances from the FHLB	160,000	160,556	-	-	160,556
Subordinated debentures	25,012	25,099	-	-	25,099
Derivative liability	1,682	1,682	-	1,682	-

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	December 31, 2015
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
		(In thousands)
Financial Assets:
Cash and due from banks	$49,562	$49,562	$49,562	$-	$-
Federal funds sold	39,035	39,035	39,035	-	-
Available for sale securities	40,581	40,581	-	40,581	-
Held to maturity securities	10,226	10,228	-	10,228	-
Loans held for sale	-	-	-	-	-
Loans receivable, net	1,129,748	1,135,227	-	-	1,135,227
Accrued interest receivable	4,071	4,071	-	-	4,071
FHLB stock	6,554	6,554	-	-	6,554

Financial Liabilities:
Demand deposits	$164,553	$164,553	$-	$-	$164,553
NOW and money market	347,846	347,846	-	-	347,846
Savings	97,846	97,846	-	-	97,846
Time deposits	436,697	438,214	-	-	438,214
Advances from the FHLB	120,000	120,025	-	-	120,025
Subordinated debentures	25,000	24,505	-	-	24,505
Derivative liability	276	276	-	276	-

The following methods and assumptions were used by management in estimating the fair value of its financial instruments:

Cash and due from banks, federal funds sold and accrued interest receivable: The carrying amount is a reasonable estimate of fair value.

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

Loans receivable: For variable rate loans which reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair value of fixed rate loans are estimated by discounting the future cash flows using rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Derivative asset (liability): The valuation of the Company’s interest rate swaps is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Financial instruments measured at fair value on a recurring basis

The following tables detail the financial instruments carried at fair value on a recurring basis at March 31, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the three months ended March 31, 2016 and the year ended December 31, 2015.

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
March 31, 2016:
Available for sale investment securities:
U.S. Government and agency obligations	$-	$58,696	$-
State agency, U.S. territories and municipal obligations	-	17,034	-
Corporate bonds	-	11,571	-
Mortgage backed securities	-	4,227	-
Derivative Liability	-	(1,682)	-

December 31, 2015:
Available for sale investment securities:
U.S. Government and agency obligations	$-	$7,143	$-
State agency, U.S. territories and municipal obligations	-	17,504	-
Corporate bonds	-	11,437	-
Mortgage backed securities	-	4,497	-
Derivative Liability	-	(276)	-

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following table details the financial instruments carried at fair value on a nonrecurring basis at March 31, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
March 31, 2016:
Impaired loans	$-	$-	$11,110
Foreclosed real estate	-	-	878

December 31, 2015:
Impaired loans	$-	$-	$10,922
Foreclosed real estate	-	-	1,248

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at March 31, 2016 and December 31, 2015:

		Valuation
(Dollars in thousands)	Fair Value	Methodology	Unobservable Input	Range
March 31, 2016:

Impaired loans	$11,110	Appraisals	Discount for dated appraisals	8.00% to 10.00%
		Discounted cash flows	Discount rate	3.25% to 6.25%

Foreclosed real estate	$878	Appraisals	Discount for dated appraisals	10.0% to 20.0%

December 31, 2015:

Impaired loans	$10,922	Appraisals	Discount for dated appraisals	8.00% to 10.00%
		Discounted cash flows	Discount rate	3.25% to 7.00%

Foreclosed real estate	$1,248	Appraisals	Discount for dated appraisals	10.0% to 25.0%

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

12.	Subordinated Debentures

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and related notes contained elsewhere in this report on Form 10-Q. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the Company’s Form 10-K filed for the year ended December 31, 2015 in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” We assume no obligation to update any of these forward-looking statements.

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

We believe that accounting estimates for the allowance for loan losses, stock-based compensation and derivative instrument valuation are particularly critical and susceptible to significant near-term change. These accounting estimates are discussed further in the Company’s Form 10-K filed for the year ended December 31, 2015 in the section “Critical Accounting Policies and Estimates” under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On November 20, 2015 the Company redeemed $10.98 million (10,980 shares) of preferred stock issued pursuant to the United States Department of Treasury (“Treasury”) under the Small Business Lending Fund Program (the “SBLF”). The shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends through November 20, 2015. The redemption was approved by the Company’s primary federal regulator and was funded with the Company’s surplus capital. With this redemption, the Company has redeemed all of its outstanding SBLF stock.

On January 27, 2016 the Company’s Board of Directors declared a $0.05 per share cash dividend, payable February 22, 2016 to shareholders of record on February 12, 2016.

Earnings Overview

Net income available to common shareholders was $3.0 million, or $0.40 per diluted share, and $1.8 million, or $0.26 per diluted share, for the three months ended March 31, 2016 and 2015, respectively. Returns on average equity and average assets for the three months ended March 31, 2016 were 9.01% and 0.89%, respectively, compared to 5.81% and 0.70%, respectively, for the three months ended March 31, 2015.

For the three months ended March 31, 2016, we had net interest income of $11.4 million, an increase of $1.5 million, or 15.2%, over the three months ended March 31, 2015. Our net interest margin (fully taxable equivalent basis) for the three months ended March 31, 2016 and 2015 was 3.54% and 3.89%, respectively. We experienced an increase in our non-interest income, which totaled $672 thousand for the three months ended March 31, 2016 representing 5.6% of our total revenue, up from $599 thousand, or 5.7% of total revenue, for the three months ended March 31, 2015.

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

FTE net interest income for the three months ended March 31, 2016 and 2015 was $11.5 million and $10.0 million, respectively. Our net interest margin decreased 35 basis points to 3.54% for the three months ended March 31, 2016, compared to the three months ended March 31, 2015 due primarily to higher rates on interest bearing deposits, driven by promotional rate increases to remain competitive in the market place and to attract additional deposits and the addition of $25.5 million of 5.75% fixed rate subordinated debentures in the third quarter of 2015.

FTE basis interest income for the three months ended March 31, 2016 increased by $2.8 million, or 24.2%, to $14.1 million, compared to FTE basis interest income for the three months ended March 31, 2015 due primarily to loan growth in our commercial real estate and commercial business portfolios. Average interest-earning assets were $1.3 billion for the three months ended March 31, 2016, up by $275.3 million from the three months ended March 31, 2015. The average balance of total loans increased $225.8 million, or 24.1%, contributing $2.5 million to the increase in interest income. Commercial real estate and commercial business loan average balances grew by $188.4 million and $19.9 million, respectively. The average yield on interest earning assets decreased from 4.43% from the three months ended March 31, 2015 to 4.29% for the three months ended March 31, 2016 due mainly to a lower yield on commercial real estate loans.

Interest expense for the three months ended March 31, 2016, increased by $1.3 million, or 89.0%, compared to interest expense for the three months ended March 31, 2015 due to a $255.7 million increase in the average balances of interest-bearing liabilities due to higher average balances in money market accounts, time accounts and borrowed money, and increased rates on deposits, primarily due to promotional rates on money markets and certificates of deposits to remain competitive in the market place and borrowed money as a result of the issuance of the subordinated debt in the third quarter of 2015.

Average Balance Sheet, FTE basis Interest and Average Yields/Rates

The following tables present the average balances and yields earned on interest-earning assets and average balances and weighted average rates paid on our funding liabilities for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016			2015
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Cash and Fed funds sold	$32,764	$37	0.45%	$18,868	$12	0.25%
Securities (1)	101,987	763	2.99	66,508	592	3.56
Loans:
Commercial real estate	712,628	8,325	4.62	524,215	6,270	4.78
Residential real estate	177,353	1,596	3.60	173,304	1,579	3.65
Construction (2)	86,482	969	4.43	67,885	794	4.68
Commercial business	165,987	2,190	5.22	146,056	1,856	5.08
Home equity	15,603	157	4.03	18,067	170	3.82
Consumer	1,738	21	4.87	2,806	34	4.85
Acquired loans (net of mark)	1,431	25	7.15	3,106	54	7.06
Total loans	1,161,222	13,283	4.53	935,439	10,757	4.60
Federal Home Loan Bank stock	6,560	56	3.44	6,440	26	1.59
Total earning assets	1,302,533	14,139	4.29%	1,027,255	11,387	4.43%
Other assets	54,733			52,634
Total assets	$1,357,266			$1,079,889

Liabilities and shareholders’ equity:
Interest -bearing liabilities:
NOW	$56,617	38	0.27%	$52,568	15	0.11%
Money market	306,105	398	0.52	229,984	281	0.50
Savings	82,061	86	0.42	79,958	86	0.44
Time	454,312	1,218	1.08	306,072	656	0.87
Total interest-bearing deposits	899,095	1,740	0.78	668,582	1,038	0.63
Borrowed money	145,444	866	2.39	120,217	341	1.15
Total interest bearing liabilities	1,044,539	2,606	1.00%	788,799	1,379	0.71%
Noninterest-bearing deposits	172,574			153,674
Other liabilities	6,679			6,604
Total Liabilities	1,223,792			949,077
Shareholders’ equity	133,474			130,812
Total liabilities and shareholders’ equity	$1,357,266			$1,079,889
Net interest income (3)		$11,533			$10,008
Interest rate spread			3.29%			3.72%
Net interest margin (4)			3.54%			3.89%

__________________

(1)	Average balances and yields for securities are based on amortized cost.
(2)	Includes commercial and residential real estate construction.
(3)	The adjustment for securities and loans taxable equivalency amounted to $135 thousand and $114 thousand, respectively, for the three months ended March 31, 2016 and 2015.
(4)	Annualized net interest income as a percentage of earning assets.

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

	Three Months Ended
	March 31, 2016 vs 2015
	Increase (Decrease)
(In thousands)	Volume	Rate	Total
Interest and dividend income:
Cash and Fed funds sold	$12	$13	$25
Securities	277	(106)	171
Loans:
Commercial real estate	2,183	(128)	2,055
Residential real estate	37	(20)	17
Construction	208	(33)	175
Commercial business	259	75	334
Home equity	(24)	11	(13)
Consumer	(13)	-	(13)
Acquired loans (net of mark)	(30)	1	(29)
Total loans	2,620	(94)	2,526
Federal Home Loan Bank stock	-	30	30
Total change in interest and dividend income	2,909	(157)	2,752
Interest expense:
Deposits:
NOW	1	22	23
Money market	98	19	117
Savings	3	(3)	-
Time	369	193	562
Total deposits	471	231	702
Borrowed money	84	441	525
Total change in interest expense	555	672	1,227
Change in net interest income	$2,354	$(829)	$1,525

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

Under accounting standards for business combinations, acquired loans are recorded at fair value with no loan loss allowance on the date of acquisition. A provision for loan losses will be recorded for the emergence of new probable and estimable losses on acquired loans which were not impaired as of the acquisition date. As of and for the three months ended March 31, 2016, there was a $23 thousand provision or allowance for loan losses related to the loan portfolios that we acquired.

The provision for loan losses for the three months ended March 31, 2016 was $646 thousand compared to $733 thousand provision for loan losses for the three months ended March 31, 2015. For further information, see sections titled Asset Quality and Allowance for Loan Losses.

Noninterest Income

The following table compares noninterest income for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2016	2015	$	%
Service charges and fees	$245	$208	$37	18%
Bank owned life insurance	174	183	(9)	(5)
Gains and fees from sales of loans	110	89	21	24
Gain on sale of foreclosed real estate, net	-	18	(18)	(100)
Other	143	101	42	42
Total noninterest income	$672	$599	$73	12%

Noninterest income increased $73 thousand to $672 thousand for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. During the three months ended March 31, 2016, the Company recorded $110 thousand of gains on the sale of $1.3 million of loans. During the three months ended March 31, 2015, the Company recorded $89 thousand in gains on the sale of $3.8 million of loans. Service charges and fees increased $37 thousand from $208 thousand for the three months ended March 31, 2015 to $245 thousand for the three months ended March 31, 2016, primarily driven by increased service charges on checking accounts and increased ATM and debit card fees. Other income increased $42 thousand from $101 thousand for the three months ended March 31, 2015 to $143 thousand for the three months ended March 31, 2016, primarily driven by income recognized on the early pay-off of purchased credit impaired loans.

Noninterest Expense

The following tables compare noninterest expense for the three months ended March 31, 2016, and 2015:

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2016	2015	$	%
Salaries and employee benefits	$3,811	$3,962	$(151)	(4)%
Occupancy and equipment	1,408	1,349	59	4
Data processing	407	336	71	21
Professional services	366	325	41	13
FDIC insurance	169	158	11	7
Director fees	155	148	7	5
Marketing	139	148	(9)	(6)
Foreclosed real estate	72	5	67	1,340
Amortization of intangibles	40	51	(11)	(22)
Merger and acquisition related expenses	-	-	-	-
Other	513	490	23	5
Total noninterest expense	$7,080	$6,972	$108	2%

Noninterest expense increased $108 thousand to $7.1 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily driven by a $71 thousand increase in data processing and a $67 thousand increase in foreclosed real estate. The increase in noninterest expense was offset by a decrease in salaries and employee benefits. Salaries and employee benefits decreased $151 thousand to $3.8 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease in salaries and employee benefits was a result of an increase in open positions. Total full time equivalent employees decreased by 5 employees from 128 employees at March 31, 2015 to 123 employees at March 31, 2016.

Income Tax Expense

Income tax expense for the three months ended March 31, 2016 and 2015 totaled $1.4 million and $915 thousand, respectively. The effective tax rates for the three months ended March 31, 2016 and 2015 were 31.1%, and 32.8%, respectively. The decrease in the effective tax rate is driven by the formation of the passive investment company (PIC) in the fourth quarter of 2015 which reduced state income taxes, the decrease in the effective tax rate is partially offset by an increase in the federal tax rate from 34% to 35% due to the Company’s growth and a reduction in the Bank’s tax preferred income.

Financial Condition

Summary

At March 31, 2016, total assets were $1.4 billion, an $89.8 million, or 6.8%, increase over December 31, 2015. Total loans outstanding and total deposits totaled $1.2 billion and $1.1 billion, respectively at March 31, 2016. Our credit quality remained strong, with nonperforming assets to total assets of 0.30% and the allowance for loan losses to total loans was 1.24%. Total shareholders’ equity at March 31, 2016 and December 31, 2015 was $134.6 million and $131.8 million, respectively. Tangible book value was $17.76 per share at March 31, 2016 compared to $17.43 per share at December 31, 2015.

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

Total loans before deferred loan fees and the allowance for loan losses were $1.2 billion at March 31, 2016, up by $49.0 million, or 4.3%, from December 31, 2015. Commercial real estate loans have experienced the most significant growth, up by $54.0 million.

The following table compares the composition of our loan portfolio for the dates indicated:

(In thousands)	March 31, 2016			December 31, 2015			Change
	Originated	Acquired	Total	Originated	Acquired	Total	Total
Real estate loans:
Residential	$181,345	$2,789	$184,134	$174,311	$2,873	$177,184	$6,950
Commercial	697,600	53,971	751,571	643,524	54,018	697,542	54,029
Construction	82,435	93	82,528	81,242	1,031	82,273	255
Home equity	9,319	6,470	15,789	9,146	6,780	15,926	(137)
	970,699	63,323	1,034,022	908,223	64,702	972,925	61,097
Commercial business	139,897	21,006	160,903	150,479	22,374	172,853	(11,950)
Consumer	63	1,489	1,552	117	1,618	1,735	(183)
Total loans	$1,110,659	$85,818	$1,196,477	$1,058,819	$88,694	$1,147,513	$48,964

Asset Quality

Asset quality metrics remained strong through the first quarter of 2016. Nonperforming assets totaled $4.3 million and represented 0.30% of total assets at March 31, 2016, compared to $5.0 million and 0.38% of total assets at December 31, 2015. Nonaccrual loans totaled $3.4 million at March 31, 2016, a decrease of $0.4 million compared to December 31, 2015. The balance of foreclosed real estate decreased $370 thousand and totaled $0.9 million at March 31, 2016 when compared to December 31, 2015.

The following table presents nonperforming assets and additional asset quality data for the dates indicated:

	At March 31, 2016			At December 31, 2015
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total
Nonaccrual loans:
Real estate loans:
Residential	$969	$-	$969	$970	$-	$970
Commercial	969	144	1,113	970	294	1,264
Construction	-	-	-	-	-	-
Home equity	196	196	392	198	197	395
Consumer	4	2	6	-	2	2
Commercial business	276	642	918	562	598	1,160
Total non accrual loans	2,414	984	3,398	2,700	1,091	3,791
Property acquired through foreclosure or repossession, net	-	878	878	-	1,248	1,248
Total nonperforming assets	$2,414	$1,862	$4,276	$2,700	$2,339	$5,039

Nonperforming assets to total assets	0.17%	0.13%	0.30%	0.20%	0.18%	0.38%
Nonaccrual loans to total loans	0.22%	1.15%	0.28%	0.25%	1.25%	0.33%
Total past due loans to total loans	0.21%	2.53%	0.37%	0.28%	3.20%	0.51%
Accruing loans 90 days or more past due	$-	$89	$89	$-	$1,105	$1,105

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

At March 31, 2016, our allowance for loan losses was $14.8 million and represented 1.24% of total loans, compared to $14.2 million, or 1.23% of total loans, at December 31, 2015. The net increase in the allowance primarily reflects a provision of $646 thousand.

The following tables present the activity in our allowance for loan losses and related ratios for the dates indicated, and include both originated and acquired allowance activity:

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Balance at beginning of period	$14,169	$10,860
Charge-offs:
Construction	(7)	-
Consumer	(3)	-
Total charge-offs	(10)	-
Recoveries:
Consumer	5	3
Total recoveries	5	3
Net charge-offs (recoveries)	5	(3)
Provision charged to earnings	646	733
Balance at end of period	$14,810	$11,596
Net charge-offs (recoveries) to average loans	0.00%	0.00%
Allowance for loan losses to total loans	1.24%	1.18%

The following tables present the allocation of the allowance for loan losses and the percentage of these loans to total loans for the dates indicated:

	At March 31,		At December 31,
	2016		2015
		Percent of		Percent of
		Loan		Loan
(Dollars in thousands)	Amount	Portfolio	Amount	Portfolio
Residential real estate	$1,503	15.39%	$1,406	17.64%
Commercial real estate	8,447	62.82	6,067	57.85
Construction	1,583	6.90	1,220	7.02
Home equity	178	1.32	203	1.88
Commercial business	3,092	13.44	2,694	15.36
Consumer	7	0.13	6	0.25
Total allowance for loan losses	$14,810	100.00%	$11,596	100.00%

The allocation of the allowance for loan losses at March 31, 2016 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the allowance for loan losses at March 31, 2016 is appropriate to cover probable losses.

Investment Securities

At March 31, 2016, the carrying value of our investment securities portfolio totaled $108.5 million and represented 8% of total assets, compared to $50.8 million and represented 4% of total assets at December 31, 2015. The increase of $57.7 million, or 113.6%, primarily reflects purchases of U.S. Government agency obligations totaling $51.2 million and purchases of municipal bonds totaling $6.8 million. We purchase investment grade securities with a focus on earnings, duration exposure and for use as collateral for public funds. There were no sales of available-for-sale investment securities during the first quarter of 2016.

The net unrealized gain position on our investment portfolio at March 31, 2016 and December 31, 2015 was $1.6 million and $628 thousand, respectively and included gross unrealized losses of $440 thousand and $461 thousand, respectively. The gross unrealized losses were concentrated in State agency, U.S. territories and municipal obligations, reflecting the unrealized loss on the Commonwealth of Puerto Rico COFINA bond. The Company continually monitors its state agency, U.S. Territories, municipal and corporate bond portfolios and at this time these portfolios have minimal default risk because state agency, U.S. Territories, municipal and corporate bonds are all rated above investment grade except for one U.S. Territory bond (a Commonwealth of Puerto Rico senior lien sales tax financing corporate bond or "COFINA" bond) with a cost of $995.0 thousand and a market value of $607.5 thousand that is rated two levels below investment grade. The Company has determined that the unrealized loss on this U.S. Territory bond is, thus far, not other than temporarily impaired because payments are backed by a senior lien position on dedicated cash receipts from sales tax revenue with a strong debt service coverage. In February 2016, the Commonwealth of Puerto Rico proposed a voluntary debt restructuring of all of its outstanding debt. The voluntary restructuring proposal has been rejected by most creditors. In addition, a "debt moratorium" was announced on May 2, 2016 by the Commonwealth of Puerto Rico and, as a result, it appears that there may be potential litigation and negotiations relating to its debt obligations. These events could impact our assessment and the valuation of this bond in the future. Given the uncertainty surrounding the timing and impact of these events the Company will continue to monitor the ongoing negotiations and review the bond for potential other than temporary impairment as events unfold.

Sources of Funds

Total deposits were $1.1 billion at March 31, 2016, an increase of $46.8 million, from the balance at December 31, 2015 primarily reflecting increases in certificates of deposits and money market accounts. Certificates of deposit increased $38.0 million from $436.7 million at December 31, 2015 to $474.7 million at March 31, 2016. Money markets increased $19.6 million from $296.8 million at December 31, 2015 to $316.4 million at March 31, 2016. Brokered deposits totaled $74.4 million at March 31, 2016 and represent customer money reciprocal deposits for customers that desire FDIC protection and one way CDARS. Brokered deposits are utilized as an additional source of funding.

We utilize advances from the Federal Home Loan Bank of Boston, or FHLBB, as part of our overall funding strategy and to meet short-term liquidity needs. Total FHLBB advances were $160.0 million at March 31, 2016 compared to $120.0 million at December 31, 2015. The increase of $40.0 million, or 33.3%, reflects normal operating fluctuation in our borrowings.

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

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of March 31, 2016, the Company had cash and cash equivalents of $72.7 million and available-for-sale securities of $91.5 million. At March 31, 2016, outstanding commitments to originate loans totaled $48.1 million and undisbursed funds from approved lines of credit, home equity lines of credit and secured commercial lines of credit totaled $56.5 million. Time deposits scheduled to mature in one year or less at March 31, 2016 totaled $267.0 million. Historically, the Company’s deposit flow history has been that a significant portion of such deposits remain with the Company.

Capital Resources

Total shareholders’ equity was $134.6 million at March 31, 2016 compared to $131.8 million at December 31, 2015. The increase of $2.8 million primarily reflected net income of $3.0 million for the three months ended March 31, 2016. The ratio of total equity to total assets was 9.48% at March 31, 2016, which compares to 9.90% at December 31, 2015.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At March 31, 2016, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At March 31, 2016, the Bank’s ratio of total common equity tier 1 capital to risk-weighted assets was 12.24%, total capital to risk-weighted assets was 13.48%, Tier 1 capital to risk-weighted assets was 12.24% and Tier 1 capital to average assets was 10.85%.

In July 2013, the Federal Reserve published Basel III rules establishing a new comprehensive capital framework of U.S. banking organizations. Under the rules, effective January 1, 2015 for the Company and Bank, the minimum capital ratios became a) 4.5% “Common Equity Tier 1” to risk-weighted assets, b) 6.0% Tier 1 capital to risk weighted assets and c) 8.0% total capital to risk-weighted assets. In addition, the new regulations imposed certain limitations on dividends, share buy-backs, discretionary payments on Tier 1 instruments and discretionary bonuses to executive officers if the organization does not maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of its risk-weighted assets, in addition to the amount needed to meet its minimum risk-based capital requirements, phased in over a 5 year period until January 1, 2019. Accordingly, while these rules started to be phased in on January 1, 2015 (and the capital conservation buffer on January 1, 2016), the Company believes it is well positioned to meet the requirements as they become effective.

On May 15, 2014, Bankwell Financial Group, Inc. priced 2,702,703 common shares in its initial public offering at $18.00 per share, and on May 15, 2014, Bankwell common shares began trading on the Nasdaq Stock Market. The net proceeds from the IPO were approximately $44.7 million, after deducting the underwriting discount of approximately $2.5 million and approximately $1.3 million of expenses.

The Company’s Board of Directors declared a $0.05 per share cash dividend, payable February 22, 2016 to shareholders of record on February 12, 2016.

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

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning March 31, 2016 and December 31, 2015:

Parallel Ramp	Estimated Percent Change
	in Net Interest Income
	March 31,	December 31,
Rate Changes (basis points)	2016	2015
-100	(1.76)%	(1.49)%
+200	(1.20)	(2.49)

Parallel Shock	Estimated Percent Change
	in Net Interest Income
	March 31,	December 31,
Rate Changes (basis points)	2016	2015
-100	(4.04)%	(3.47)%
+100	(0.59)	(2.36)
+200	(1.55)	(4.94)
+300	(3.46)	(8.65)

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

The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:

	Estimated Percent Change
	in Economic Value of Equity
	March 31,	December 31,
Rate Changes (basis points)	2016	2015
-100	(4.90)%	(3.80)%
+100	(7.80)	(7.80)
+200	(17.50)	(17.20)
+300	(26.30)	(25.40)

The net interest income at risk simulation results indicate that as of March 31, 2016, we remain liability sensitive. The liability sensitivity is due to the fact that there are more liabilities than assets subject to repricing as market rates change. The Bank remains within all internally established policies for interest rate risk and the economic value of equity calculation.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company and the Bank are periodically involved in various legal proceedings as normal incident to their businesses. In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 1A. Risk Factors

There have been no material changes in risk factors previously disclosed in the Company’s Form 10-K dated March 15, 2016, filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

31.1	Certification of Christopher R. Gruseke pursuant to Rule 13a-14(a)
31.2	Certification of Ernest J. Verrico, Sr. pursuant to Rule 13a-14(a)
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from Bankwell Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankwell Financial Group, Inc.

Date: May 10, 2016	/s/ Christopher R. Gruseke
Christopher R. Gruseke
President and Chief Executive Officer

Date: May 10, 2016	/s/ Ernest J. Verrico, Sr.
Ernest J. Verrico, Sr.
Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting
Officer)

