Form 10-Q
period 2016-06-30
Bankwell Financial Group, Inc.
filed 2016-08-09
CIK 1505732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 31, 2016, there were 7,552,558 shares of the registrant’s common stock outstanding.

Bankwell Financial Group, Inc.

Form 10-q

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Bankwell Financial Group, Inc.

Consolidated Balance Sheets - (unaudited)

(Dollars in thousands, except share data)

	June 30,	December 31,
	2016	2015

ASSETS
Cash and due from banks	$92,745	$49,562
Federal funds sold	1,932	39,035
Cash and cash equivalents	94,677	88,597

Held to maturity investment securities, at amortized cost	16,959	10,226
Available for sale investment securities, at fair value	83,837	40,581
Loans receivable (net of allowance for loan losses of $16,100 at June 30,
2016 and $14,169 at December 31, 2015)	1,256,949	1,129,748
Foreclosed real estate	492	1,248
Accrued interest receivable	4,708	4,071
Federal Home Loan Bank stock, at cost	7,393	6,554
Premises and equipment, net	10,659	11,163
Bank-owned life insurance	24,103	23,755
Goodwill	2,589	2,589
Other intangible assets	572	652
Deferred income taxes, net	9,487	8,337
Other assets	3,695	2,851
Total assets	$1,516,120	$1,330,372

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$178,917	$164,553
Interest bearing deposits	1,001,674	882,389
Total deposits	1,180,591	1,046,942

Advances from the Federal Home Loan Bank	165,000	120,000
Subordinated debentures	25,025	25,000
Accrued expenses and other liabilities	8,382	6,661
Total liabilities	1,378,998	1,198,603

Commitments and Contingencies	-	-

Shareholders’ equity
Common stock, no par value; 10,000,000 shares authorized, 7,544,458 and 7,516,291 shares
issued at June 30, 2016 and December 31, 2015, respectively	113,309	112,579
Retained earnings	24,097	18,963
Accumulated other comprehensive (loss) income	(284)	227
Total shareholders’ equity	137,122	131,769

Total liabilities and shareholders’ equity	$1,516,120	$1,330,372

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

Consolidated Statements of Income – (unaudited)

(Dollars in thousands, except per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Interest and dividend income
Interest and fees on loans	$13,970	$11,897	$27,253	$22,653
Interest and dividends on securities	711	474	1,395	978
Interest on cash and cash equivalents	30	17	67	29
Total interest income	14,711	12,388	28,715	23,660

Interest expense
Interest expense on deposits	1,962	1,231	3,702	2,269
Interest on borrowings	870	416	1,736	757
Total interest expense	2,832	1,647	5,438	3,026

Net interest income	11,879	10,741	23,277	20,634

Provision for loan losses	1,301	654	1,947	1,387

Net interest income after provision for loan losses	10,578	10,087	21,330	19,247

Noninterest income
Service charges and fees	235	233	480	441
Bank owned life insurance	174	185	348	368
Gain on sale of foreclosed real estate, net	128	-	128	18
Gains and fees from sales of loans	114	349	224	438
Net gain on sale of available for sale securities	92	-	92	-
Other	110	87	253	187
Total noninterest income	853	854	1,525	1,452

Noninterest expense
Salaries and employee benefits	3,817	4,057	7,628	8,019
Occupancy and equipment	1,392	1,310	2,800	2,659
Data processing	377	405	784	741
Professional services	370	369	736	694
Marketing	263	271	402	418
FDIC insurance	168	163	337	321
Director fees	140	141	295	289
Amortization of intangibles	40	51	80	102
Foreclosed real estate	30	6	102	10
Other	618	607	1,131	1,097
Total noninterest expense	7,215	7,380	14,295	14,350
Income before income tax expense	4,216	3,561	8,560	6,349
Income tax expense	1,320	1,275	2,673	2,190
Net income	$2,896	$2,286	$5,887	$4,159
Net income attributable to common shareholders	$2,896	$2,259	$5,887	$4,104

Earnings Per Common Share:
Basic	$0.38	$0.31	$0.78	$0.57
Diluted	$0.38	$0.31	$0.78	$0.57

Weighted Average Common Shares Outstanding:
Basic	7,387,712	7,042,290	7,383,965	7,035,432
Diluted	7,467,954	7,056,916	7,446,456	7,056,566
Dividends per common share	$0.05	$-	$0.10	$-

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

Consolidated Statements of Comprehensive Income – (unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$2,896	$2,286	$5,887	$4,159
Other comprehensive loss:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available for sale securities	332	(778)	1,357	(452)
Reclassification adjustment for (gain) loss realized in net income	(92)	-	(92)	-
Net change in unrealized gains (losses)	240	(778)	1,265	(452)
Income tax (expense) benefit	(84)	303	(443)	176
Unrealized gains (losses) on securities, net of tax	156	(475)	822	(276)
Unrealized (losses) gains on interest rate swaps:
Unrealized (losses) gains on interest rate swaps designated as cash flow hedges	(643)	336	(2,051)	(232)
Income tax benefit (expense)	225	(131)	718	90
Unrealized (losses) gains on interest rate swaps, net of tax	(418)	205	(1,333)	(142)
Total other comprehensive loss, net of tax	(262)	(270)	(511)	(418)
Comprehensive income	$2,634	$2,016	$5,376	$3,741

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

Consolidated Statements of Shareholders’ Equity – (unaudited)

(In thousands, except share data)

				Accumulated
	Number of			Other
	Outstanding	Common	Retained	Comprehensive
	Shares	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2015	7,516,291	$112,579	$18,963	$227	$131,769
Net income	-	-	5,887	-	5,887
Other comprehensive loss, net of tax	-	-	-	(511)	(511)
Cash dividends declared ($0.10 per share)	-	-	(753)	-	(753)
Stock-based compensation expense	-	506	-	-	506
Forfeitures of restricted stock	(633)	-	-	-	-
Issuance of restricted stock	14,300	-	-	-	-
Stock options exercised	14,500	224	-	-	224
Balance at June 30, 2016	7,544,458	$113,309	$24,097	$(284)	$137,122

					Accumulated
	Number of				Other
	Outstanding	Preferred	Common	Retained	Comprehensive
	Shares	Stock	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2014	7,185,482	$10,980	$107,265	$10,434	$531	$129,210
Net income	-	-	-	4,159	-	4,159
Other comprehensive loss, net of tax	-	-	-	-	(418)	(418)
Preferred stock cash dividends	-	-	-	(55)	-	(55)
Stock-based compensation expense	-	-	515	-	-	515
Forfeitures of restricted stock	(2,548)	-	-	-	-	-
Issuance of restricted stock	40,000	-	-	-	-	-
Stock options exercised	17,770	-	258	-	-	258
Balance at June 30, 2015	7,240,704	$10,980	$108,038	$14,538	$113	$133,669

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

Consolidated Statements of Cash Flows – (unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities
Net income	$5,887	$4,159
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on investment securities	369	66
Provision for loan losses	1,947	1,387
Provision for deferred taxes	(875)	(536)
Net gain on sales of available for sale securities	(92)	-
Depreciation and amortization	865	833
Increase in cash surrender value of bank-owned life insurance	(348)	(367)
Loan principal sold	(3,555)	(7,174)
Proceeds from sales of loans	3,779	8,198
Net gain on sales of loans	(224)	(438)
Stock-based compensation	506	515
Net accretion of purchase accounting adjustments	(73)	(77)
Gain (loss) on sale and write-downs of foreclosed real estate	62	(18)
Net change in:
Deferred loan fees	304	347
Accrued interest receivable	(637)	(251)
Other assets	(2,736)	673
Accrued expenses and other liabilities	1,721	(458)
Net cash provided by operating activities	6,900	6,859

Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	650	583
Proceeds from principal repayments on held to maturity securities	104	108
Net proceeds from sales and calls of available for sale securities	8,308	17,030
Purchases of available for sale securities	(51,228)	-
Purchases of held to maturity securities	(6,835)	-
Net increase in loans	(129,494)	(107,551)
Purchases of premises and equipment	(361)	(791)
Purchase of Federal Home Loan Bank stock	(839)	(809)
Proceeds from sale of foreclosed real estate	694	138
Net cash used by investing activities	(179,001)	(91,292)

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Cash Flows- (Continued)

(In thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from financing activities
Net change in time certificates of deposit	$107,009	$39,449
Net change in other deposits	26,675	76,772
Amortization of debt issuance costs	26	-
Net change in FHLB advances	45,000	(5,000)
Proceeds from exercise of options	224	258
Dividends paid on common stock	(753)	-
Dividends paid on preferred stock	-	(55)
Net cash provided by financing activities	178,181	111,424
Net increase in cash and cash equivalents	6,080	26,991
Cash and cash equivalents:
Beginning of year	88,597	48,559
End of period	$94,677	$75,550
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$5,405	$2,878
Income taxes	4,479	2,491
Noncash investing and financing activities
Loans transferred to foreclosed real estate	$-	$-

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

Use of estimates

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities as of the date of the consolidated balance sheet and revenue and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses, stock-based compensation and derivative instrument valuation.

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Reclassification

Certain prior period amounts have been reclassified to conform to the 2016 financial statement presentation. These reclassifications only changed the reporting categories and did not affect the consolidated results of operations or consolidated financial position.

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

ASU 2016-02, Leases (Topic 842). The amendments in this ASU require lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. Accounting by lessors will remain largely unchanged. The guidance will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. Adoption will require a modified retrospective transition where the lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

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

ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments.” The ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and can result in the earlier recognition of credit losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. The amendments in this update will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact of its pending adoption of this guidance on the Company’s financial statements.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

2.	Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at June 30, 2016 were as follows:

	June 30, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Due from one through five years	$54,099	$828	$-	$54,927
Due from five through ten years	31	2	-	33
Due after ten years	100	-	-	100
	54,230	830	-	55,060

State agency, U.S. Territories and municipal obligations
Due from one through five years	825	49	-	874
Due from five through ten years	10,320	556	(300)	10,576
Due after ten years	5,359	366	-	5,725
	16,504	971	(300)	17,175

Corporate bonds
Due in less than one year	1,004	9	-	1,013
Due from one through five years	9,196	336	-	9,532
Due from five through ten years	1,011	45	-	1,056
	11,211	390	-	11,601

Government-sponsored mortgage backed securities
No contractual maturity	1	-	-	1
Total available for sale securities	$81,946	$2,191	$(300)	$83,837
Held to maturity securities:
State agency, U.S. Territories and municipal obligations
Due from one through five years	$2,135	$-	$-	$2,135
Due after ten years	13,652	-	-	13,652
	15,787	-	-	15,787
Corporate bonds
Due from one through five years	1,000	-	(8)	992
Government-sponsored mortgage backed securities
No contractual maturity	172	17	-	189
Total held to maturity securities	$16,959	$17	$(8)	$16,968

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at December 31, 2015 were as follows:

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

The realized gain on the sale of investment securities totaled $92 thousand for the three and six months ended June 30, 2016. There were no sales of or realized gains or losses on investment securities during the three and six months ended June 30, 2015.

At June 30, 2016 and December 31, 2015, securities with approximate fair values of $6.1 million and $5.9 million were pledged as collateral for public deposits, respectively.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following table provides information regarding investment securities with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
June 30, 2016
State agency, U.S. Territories and municipal
obligations	$-	$-	$695	$(300)	$695	$(300)
Corporate bonds	993	(8)	-	-	993	(8)
Total investment securities	$993	$(8)	$695	$(300)	$1,688	$(308)

December 31, 2015
U.S. Government and agency obligations	$5,486	$(60)	$1,259	$(40)	$6,745	$(100)
State agency, U.S. Territories and municipal
obligations	126	(1)	665	(322)	791	(323)
Corporate bonds	1,970	(28)	-	-	1,970	(28)
Government-sponsored mortgage backed securities	768	(4)	413	(6)	1,181	(10)
Total investment securities	$8,350	$(93)	$2,337	$(368)	$10,687	$(461)

There were 2 and 29 investment securities as of June 30, 2016 and December 31, 2015, respectively, in which the fair value of the security was less than the amortized cost of the security.

The Company continually monitors its state agency, U.S. Territories, municipal and corporate bond portfolios and at this time these portfolios have minimal default risk because state agency, U.S. Territories, municipal and corporate bonds are all rated above investment grade except for one U.S. Territory bond (a Commonwealth of Puerto Rico senior lien sales tax financing corporate bond or “COFINA” bond) with a cost of $995.0 thousand and a market value of $695.0 thousand that is rated two levels below investment grade. The Company has determined that the unrealized loss on this U.S. Territory bond is, thus far, not other than temporarily impaired because payments are backed by a senior lien position on dedicated cash receipts from sales tax revenue with a strong debt service coverage. In February 2016, the Commonwealth of Puerto Rico proposed a voluntary debt restructuring of all of its outstanding debt. The voluntary restructuring proposal has been rejected by most creditors. In addition, a “debt moratorium” was announced on May 2, 2016 by the Commonwealth of Puerto Rico and, as a result, it appears that there may be potential litigation and negotiations relating to its debt obligations. On June 30, 2016 the PROMESA (Puerto Rico Oversight, Management and Economic Stability Act) Bill was signed into law by the U.S. Congress. The Bill established a seven member oversight board whose task includes creating a fiscal plan for Puerto Rico and to negotiate with creditors to determine bondholder payment and recoveries. Board members must be appointed by the President of the United States no later than September 15, 2016. These events could impact our assessment and the valuation of this bond in the future. Given the uncertainty surrounding the timing and impact of these events the Company will continue to monitor the ongoing negotiations and review the bond for potential other than temporary impairment as events unfold.

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

The following table sets forth a summary of the loan portfolio at June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total

Real estate loans:
Residential	$178,215	$2,820	$181,035	$174,311	$2,873	$177,184
Commercial	735,713	49,329	785,042	643,524	54,018	697,542
Construction	97,823	442	98,265	81,242	1,031	82,273
Home equity	9,244	6,743	15,987	9,146	6,780	15,926
	1,020,995	59,334	1,080,329	908,223	64,702	972,925

Commercial business	174,871	19,196	194,067	150,479	22,374	172,853
Consumer	1,294	1,259	2,553	117	1,618	1,735
Total loans	1,197,160	79,789	1,276,949	1,058,819	88,694	1,147,513

Allowance for loan losses	(16,039)	(61)	(16,100)	(14,128)	(41)	(14,169)
Deferred loan origination fees,
net	(3,909)	-	(3,909)	(3,605)	-	(3,605)
Unamortized loan premiums	9	-	9	9	-	9
Loans receivable, net	$1,177,221	$79,728	$1,256,949	$1,041,095	$88,653	$1,129,748

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following table summarizes activity in the accretable yields for the acquired loan portfolio that falls under the purview of ASC 310-30:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$771	$1,225	$871	$1,382
Acquisition	-	-	-	-
Accretion	(38)	(21)	(87)	(116)
Other (a)	-	(70)	(51)	(132)
Balance at end of period	$733	$1,134	$733	$1,134

a)       Represents changes in cash flows expected to be collected due to loan sales or payoffs.

Risk management

The Company has established credit policies applicable to each type of lending activity in which it engages. The Company evaluates the creditworthiness of each customer and, in most cases, extends credit of up to 80% of the market value of the collateral, depending on the borrowers’ creditworthiness and the type of collateral. The market value of collateral is monitored on an ongoing basis. Real estate is the primary form of collateral. Other important forms of collateral are business assets, time deposits and marketable securities. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment to be based on the borrower’s ability to generate continuing cash flows. The Company’s policy for residential lending allows that, generally, the amount of the loan may not exceed 80% of the original appraised value of the property. In certain situations, the amount may be up to 90-95% LTV either with private mortgage insurance being required for that portion of the residential loan in excess of 80% of the appraised value of the property or where secondary financing is provided by a housing authority program second mortgage, a community’s low/moderate income housing program, a religious or civic organization. Private mortgage insurance may be required for that portion of the residential first mortgage loan in excess of 80% of the appraised value of the property.

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Allowance for loan losses

The following tables set forth the activity in the Company’s allowance for loan losses for the three and six months ended June 30, 2016 and 2015, by portfolio segment:

	Residential	Commercial		Home	Commercial
	Real Estate	Real Estate	Construction	Equity	Business	Consumer	Total
	(In thousands)
Three Months Ended June 30, 2016
Originated
Beginning balance	$1,503	$8,434	$1,583	$178	$3,086	$3	$14,787
Charge-offs	-	-	-	-	-	(8)	(8)
Recoveries	-	-	-	-	-	1	1
Provisions	(19)	191	337	1	706	43	1,259
Ending balance	$1,484	$8,625	$1,920	$179	$3,792	$39	$16,039

Acquired
Beginning balance	$-	$13	$-	$-	$6	$4	$23
Charge-offs	-	-	-	-	-	(4)	(4)
Recoveries	-	-	-	-	-	-	-
Provisions	-	10	-	11	18	3	42
Ending balance	$-	$23	$-	$11	$24	$3	$61

Total
Beginning balance	$1,503	$8,447	$1,583	$178	$3,092	$7	$14,810
Charge-offs	-	-	-	-	-	(12)	(12)
Recoveries	-	-	-	-	-	1	1
Provisions	(19)	201	337	12	724	46	1,301
Ending balance	$1,484	$8,648	$1,920	$190	$3,816	$42	$16,100

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Residential	Commercial		Home	Commercial
	Real Estate	Real Estate	Construction	Equity	Business	Consumer	Total
	(In thousands)
Three Months Ended June 30, 2015
Originated
Beginning balance	$1,406	$6,067	$1,220	$203	$2,682	$3	$11,581
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-
Provisions	48	765	(82)	(34)	(64)	6	639
Ending balance	$1,454	$6,832	$1,138	$169	$2,618	$9	$12,220

Acquired
Beginning balance	$-	$-	$-	$-	$12	$3	$15
Charge-offs	-	-	-	-	(15)	(6)	(21)
Recoveries	-	-	-	-	-	1	1
Provisions	-	-	-	-	13	2	15
Ending balance	$-	$-	$-	$-	$10	$-	$10

Total
Beginning balance	$1,406	$6,067	$1,220	$203	$2,694	$6	$11,596
Charge-offs	-	-	-	-	(15)	(6)	(21)
Recoveries	-	-	-	-	-	1	1
Provisions	48	765	(82)	(34)	(51)	8	654
Ending balance	$1,454	$6,832	$1,138	$169	$2,628	$9	$12,230

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Residential	Commercial		Home	Commercial
	Real Estate	Real Estate	Construction	Equity	Business	Consumer	Total
	(In thousands)
Six Months Ended June 30, 2016
Originated
Beginning balance	$1,444	$7,693	$1,504	$174	$3,310	$3	$14,128
Charge-offs	-	-	-	-	-	(9)	(9)
Recoveries	-	-	-	-	-	6	6
Provisions	40	932	416	5	482	39	1,914
Ending balance	$1,484	$8,625	$1,920	$179	$3,792	$39	$16,039

Acquired
Beginning balance	$-	$12	$-	$-	$24	$5	$41
Charge-offs	-	-	(7)	-	-	(6)	(13)
Recoveries	-	-	-	-	-	-	-
Provisions	-	11	7	11	-	4	33
Ending balance	$-	$23	$-	$11	$24	$3	$61

Total
Beginning balance	$1,444	$7,705	$1,504	$174	$3,334	$8	$14,169
Charge-offs	-	-	(7)	-	-	(15)	(22)
Recoveries	-	-	-	-	-	6	6
Provisions	40	943	423	16	482	43	1,947
Ending balance	$1,484	$8,648	$1,920	$190	$3,816	$42	$16,100

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Residential	Commercial		Home	Commercial
	Real Estate	Real Estate	Construction	Equity	Business	Consumer	Total
	(In thousands)
Six Months Ended June 30, 2015
Originated
Beginning balance	$1,431	$5,480	$1,102	$205	$2,638	$4	$10,860
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-
Provisions	23	1,352	36	(36)	(20)	5	1,360
Ending balance	$1,454	$6,832	$1,138	$169	$2,618	$9	$12,220

Acquired
Beginning balance	$-	$-	$-	$-	$-	$-	$-
Charge-offs	-	-	-	-	(15)	(6)	(21)
Recoveries	-	-	-	-	-	4	4
Provisions	-	-	-	-	25	2	27
Ending balance	$-	$-	$-	$-	$10	$-	$10

Total
Beginning balance	$1,431	$5,480	$1,102	$205	$2,638	$4	$10,860
Charge-offs	-	-	-	-	(15)	(6)	(21)
Recoveries	-	-	-	-	-	4	4
Provisions	23	1,352	36	(36)	5	7	1,387
Ending balance	$1,454	$6,832	$1,138	$169	$2,628	$9	$12,230

With respect to the originated portfolio, the allocation to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following tables are a summary, by portfolio segment and impairment methodology, of the allowance for loan losses and related portfolio balances at June 30, 2016 and December 31, 2015:

	Originated Loans		Acquired Loans		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In thousands)
June 30, 2016
Loans individually evaluated for impairment:
Residential real estate	$969	$-	$-	$-	$969	$-
Commercial real estate	3,220	-	580	7	3,800	7
Home equity	267	-	456	11	723	11
Commercial business	802	66	1,426	24	2,228	90
Consumer	-	-	3	3	3	3
Subtotal	5,258	66	2,465	45	7,723	111
Loans collectively evaluated for impairment:
Residential real estate	177,246	1,484	2,820	-	180,066	1,484
Commercial real estate	732,493	8,625	48,749	16	781,242	8,641
Construction	97,823	1,920	442	-	98,265	1,920
Home equity	8,977	179	6,287	-	15,264	179
Commercial business	174,069	3,726	17,770	-	191,839	3,726
Consumer	1,294	39	1,256	-	2,550	39
Subtotal	1,191,902	15,973	77,324	16	1,269,226	15,989

Total	$1,197,160	$16,039	$79,789	$61	$1,276,949	$16,100

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Originated Loans		Acquired Loans		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In thousands)
December 31, 2015
Loans individually evaluated for impairment:
Residential real estate	$1,833	$2	$-	$-	$1,833	$2
Commercial real estate	4,291	-	762	12	5,053	12
Home equity	422	-	197	-	619	-
Commercial business	1,977	71	1,433	21	3,410	92
Consumer	-	-	7	5	7	5
Subtotal	8,523	73	2,399	38	10,922	111
Loans collectively evaluated for impairment:
Residential real estate	172,478	1,442	2,873	-	175,351	1,442
Commercial real estate	639,233	7,692	53,256	-	692,489	7,692
Construction	81,242	1,504	1,031	-	82,273	1,504
Home equity	8,724	174	6,583	-	15,307	174
Commercial business	148,502	3,239	20,941	3	169,443	3,242
Consumer	117	4	1,611	-	1,728	4
Subtotal	1,050,296	14,055	86,295	3	1,136,591	14,058

Total	$1,058,819	$14,128	$88,694	$41	$1,147,513	$14,169

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following tables are a summary of the loan portfolio quality indicators by portfolio segment at June 30, 2016 and December 31, 2015:

	Commercial Credit Quality Indicators
	At June 30, 2016			At December 31, 2015
	Commercial		Commercial	Commercial		Commercial
	Real Estate	Construction	Business	Real Estate	Construction	Business
			(In thousands)
Originated loans:
Pass	$729,534	$97,823	$172,284	$638,709	$81,242	$148,748
Special mention	2,959	-	1,873	1,595	-	1,118
Substandard	3,220	-	593	3,220	-	549
Doubtful	-	-	-	-	-	-
Loss	-	-	121	-	-	64
Total originated loans	735,713	97,823	174,871	643,524	81,242	150,479
Acquired loans:
Pass	46,854	442	18,046	52,427	230	20,794
Special mention	1,297	-	180	-	-	598
Substandard	1,178	-	970	1,591	801	982
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total acquired loans	49,329	442	19,196	54,018	1,031	22,374
Total	$785,042	$98,265	$194,067	$697,542	$82,273	$172,853

	Residential and Consumer Credit Quality Indicators
	At June 30, 2016			At December 31, 2015
	Residential			Residential
	Real Estate	Home Equity	Consumer	Real Estate	Home Equity	Consumer
			(In thousands)
Originated loans:
Pass	$177,246	$8,977	$1,294	$172,478	$8,725	$117
Special mention	-	75	-	864	80	-
Substandard	969	192	-	969	341	-
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total originated loans	178,215	9,244	1,294	174,311	9,146	117
Acquired loans:
Pass	2,820	6,287	1,188	2,873	6,545	1,539
Special mention	-	-	-	-	-	-
Substandard	-	456	71	-	235	79
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total acquired loans	2,820	6,743	1,259	2,873	6,780	1,618
Total	$181,035	$15,987	$2,553	$177,184	$15,926	$1,735

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following tables set forth certain information with respect to our loan portfolio delinquencies by portfolio segment and amount as of June 30, 2016 and December 31, 2015:

	As of June 30, 2016
						Carrying
						Amount >
			Greater			90 Days
	31-60 Days	61-90 Days	Than 90	Total Past		and
	Past Due	Past Due	Days	Due	Current	Accruing
			(In thousands)
Originated Loans
Real estate loans:
Residential real estate	$-	$-	$969	$969	$177,246	$-
Commercial real estate	-	-	-	-	735,713	-
Construction	-	-	-	-	97,823	-
Home equity	-	-	-	-	9,244	-
Commercial business	-	-	121	121	174,750	-
Consumer	-	-	-	-	1,294	-
Total originated loans	-	-	1,090	1,090	1,196,070	-
Acquired Loans
Real estate loans:
Residential real estate	-	-	-	-	2,820	-
Commercial real estate	398	-	580	978	48,351	-
Construction	-	-	-	-	442	-
Home equity	-	-	456	456	6,287	-
Commercial business	450	-	171	621	18,575	105
Consumer	14	-	-	14	1,245	-
Total acquired loans	862	-	1,207	2,069	77,720	105
Total loans	$862	$-	$2,297	$3,159	$1,273,790	$105

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	As of December 31, 2015
						Carrying
						Amount >
			Greater			90 Days
	31-60 Days	61-90 Days	Than 90	Total Past		and
	Past Due	Past Due	Days	Due	Current	Accruing
			(In thousands)
Originated Loans
Real estate loans:
Residential real estate	$-	$-	$969	$969	$173,342	$-
Commercial real estate	-	311	-	311	643,213	-
Construction	-	-	-	-	81,242	-
Home equity	198	-	-	198	8,948	-
Commercial business	1,078	100	343	1,521	148,958	-
Consumer	-	-	-	-	117	-
Total originated loans	1,276	411	1,312	2,999	1,055,820	-
Acquired Loans
Real estate loans:
Residential real estate	-	-	-	-	2,873	-
Commercial real estate	333	-	762	1,095	52,923	218
Construction	-	-	801	801	230	801
Home equity	100	162	191	453	6,327	-
Commercial business	262	71	101	434	21,940	86
Consumer	17	-	-	17	1,601	-
Total acquired loans	712	233	1,855	2,800	85,894	1,105
Total loans	$1,988	$644	$3,167	$5,799	$1,141,714	$1,105

Loans on nonaccrual status

The following is a summary of nonaccrual loans by portfolio segment as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
	(In thousands)
Residential real estate	$969	$970
Commercial real estate	1,114	1,264
Home equity	648	395
Commercial business	878	1,160
Consumer	-	2
Total	$3,609	$3,791

The amount of income that was contractually due but not recognized on originated nonaccrual loans totaled $13 thousand and $37 thousand, respectively for the three months ended June 30, 2016, and 2015. The amount of income that was contractually due but not recognized on originated nonaccrual loans totaled $25 thousand and $72 thousand, respectively for the six months ended June 30, 2016, and 2015.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

There was no and $1 thousand actual interest income recognized on these loans for the six months ended June 30, 2016, and 2015, respectively.

At June 30, 2016 and December 31, 2015, there were $169 thousand of commitments to lend additional funds to any borrower on nonaccrual status.

The preceding table excludes acquired loans that are accounted for as purchased credit impaired loans totaling $0.1 million and $1.1 million, respectively at June 30, 2016 and December 31, 2015. Such loans otherwise meet the Company’s definition of a nonperforming loan but are excluded because the loans are included in loan pools that are considered performing. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are accounted for on either a pool or individual basis and the accretable yield is being recognized as interest income over the life of the loans based on expected cash flows.

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following table summarizes impaired loans by portfolio segment as of June 30, 2016 and December 31, 2015:

	Carrying Amount		Unpaid Principal Balance		Associated Allowance
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(In thousands)
Originated
Impaired loans without a valuation allowance:
Residential real estate	$969	$969	$969	$969	$-	$-
Commercial real estate	3,220	4,291	3,220	4,291	-	-
Home equity	267	422	274	424	-	-
Commercial business	263	1,351	272	1,372	-	-
Total impaired loans without a valuation allowance	4,719	7,033	4,735	7,056	-	-

Impaired loans with a valuation allowance:
Residential real estate	-	864	-	864	-	2
Commercial business	539	626	539	690	66	71
Total impaired loans with a valuation allowance	539	1,490	539	1,554	66	73
Total originated impaired loans	$5,258	$8,523	$5,274	$8,610	$66	$73

Acquired
Impaired loans without a valuation allowance:
Commercial real estate	$436	$611	$534	$678	$-	$-
Home equity	294	197	300	200	-	-
Commercial business	712	963	715	963	-	-
Total impaired loans without a valuation allowance	1,442	1,771	1,549	1,841	-	-

Impaired loans with a valuation allowance:
Commercial Real Estate	144	151	144	151	7	12
Home equity	162	-	162	-	11	-
Commercial business	714	470	728	480	24	21
Consumer	3	7	3	7	3	5
Total impaired loans with a valuation allowance	1,023	628	1,037	638	45	38
Total acquired impaired loans	$2,465	$2,399	$2,586	$2,479	$45	$38

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following table summarizes the average recorded investment balance of impaired loans and interest income recognized on impaired loans by portfolio segment as of June 30, 2016 and December 31, 2015:

	Average Recorded Investment		Interest Income Recognized
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(In thousands)
Originated
Impaired loans without a valuation allowance:
Residential real estate	$969	$973	$-	$27
Commercial real estate	3,220	4,308	26	124
Home equity	273	429	1	10
Commercial business	259	1,374	21	49
Total impaired loans without a valuation allowance	4,721	7,084	48	210

Impaired loans with a valuation allowance:
Residential real estate	-	864	-	28
Commercial business	525	673	12	34
Total impaired loans with a valuation allowance	525	1,537	12	62
Total originated impaired loans	$5,246	$8,621	$60	$272

Acquired
Impaired loans without a valuation allowance:
Commercial real estate	$450	$602	$-	$6
Home equity	296	198	1	2
Commercial business	728	999	17	54
Total impaired loans without a valuation allowance	1,474	1,799	18	62

Impaired loans with a valuation allowance:
Commercial real estate	144	151	-	3
Home equity	162	-	2	-
Commercial business	743	506	18	14
Consumer	3	7	-	1
Total impaired loans with a valuation allowance	1,052	664	20	18
Total acquired impaired loans	$2,526	$2,463	$38	$80

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

The recorded investment in TDRs was $4.7 million at June 30, 2016 and $7.3 million at December 31, 2015.

The following tables present loans whose terms were modified as TDRs during the periods presented:

			Outstanding Recorded Investment
	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2016	2015	2016	2015	2016	2015
Three Months Ended June 30,
Commercial real estate	-	1	$-	$825	$-	$825
Commercial business	2	-	259	-	259	-
Total	2	1	$259	$825	$259	$825

			Outstanding Recorded Investment
	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2016	2015	2016	2015	2016	2015
Six Months Ended June 30,
Commercial real estate	-	3	$-	$4,045	$-	$4,045
Commercial business	2	1	259	49	259	49
Total	2	4	$259	$4,094	$259	$4,094

All TDRs at June 30, 2016 and December 31, 2015 were performing in compliance with their modified terms, except for three non-accrual loans totaling $1.1 million at June 30, 2016 and two non-accrual loans totaling $1.1 million at December 31, 2015.

The following table provides information on how loans were modified as a TDR during the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Maturity/amortization concession	$-	$825	$-	$874
Maturity concession	259	-	259	-
Maturity and payment concession	-	-	-	3,220
Total	$259	$825	$259	$4,094

There were no loans modified in a troubled debt restructuring, for which there was a payment default during the three and six months ended June 30, 2016 and 2015, respectively.

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

Warrants

BNC’s October 26, 2006 Stock Offering and the July 10, 2007 Private Placement (the “Offerings”) called for the issuance of Units. Each Unit issued pursuant to the Offerings represented one share of common stock and one nontransferable warrant. The warrants were exercisable at any time from and including October 1, 2009 and prior to or on November 30, 2009, unless extended or accelerated by the board of directors in their discretion. The board of directors extended the exercise period to October 5, 2015 through December 5, 2015. Each warrant allowed a holder to purchase .3221 shares of common stock at an exercise price of $14.00 per share. 945,789 Warrants were available to purchase up to 304,639 shares of common stock at $14.00 per share for a maximum offering of $4,264,946. As a result of the offering, 838,369 warrants were exercised for 269,992 shares of common stock for total gross proceeds of $3,779,888. There are no longer any outstanding warrants following the close of this offering.

As a result of the acquisition of Quinnipiac on October 1, 2014 the Company issued 68,600 warrants to former Quinnipiac warrant holders in accordance with the merger agreement. Each warrant was automatically converted into a warrant to purchase 0.56 shares of the Company’s common stock for an exercise price of $17.86. None of the warrants have been exercised as of June 30, 2016. The warrants expire on March 6, 2018.

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

On January 27, 2016 The Company’s Board of Directors declared a $0.05 per share cash dividend, payable February 22, 2016 to shareholders of record on February 12, 2016. On April 27, 2016 the Company’s Board of Directors declared a $0.05 per share cash dividend, payable May 26, 2016 to shareholders of record on May 16, 2016. The Company did not repurchase any of its common stock during 2016 or 2015.

5.	Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives accounted for as cash flow hedges. The Company’s total comprehensive income or loss for the three and six months ended June 30, 2016 and 2015 is reported in the Consolidated Statements of Comprehensive Income.

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax for the three and six months ended June 30, 2016 and 2015:

	Net Unrealized Gain	Net Unrealized Gain
	(Loss) on Available	(Loss) on Interest
	for Sale Securities	Rate Swap	Total
	(In thousands)
Balance at March 31, 2016	$1,071	$(1,093)	$(22)
Other comprehensive income (loss) before reclassifications	248	(418)	(170)
Amounts reclassified from accumulated other comprehensive income	(92)	-	(92)
Net other comprehensive income (loss)	156	(418)	(262)
Balance at June 30, 2016	$1,227	$(1,511)	$(284)

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Net Unrealized Gain	Net Unrealized Gain
	(Loss) on Available	(Loss) on Interest
	for Sale Securities	Rate Swap	Total
	(In thousands)
Balance at March 31, 2015	$843	$(460)	$383
Other comprehensive (loss) income before reclassifications	(475)	205	(270)
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net other comprehensive (loss) income	(475)	205	(270)
Balance at June 30, 2015	$368	$(255)	$113

	Net Unrealized Gain	Net Unrealized Gain
	(Loss) on Available	(Loss) on Interest
	for Sale Securities	Rate Swap	Total
	(In thousands)
Balance at December 31, 2015	$405	$(178)	$227
Other comprehensive income (loss) before reclassifications	914	(1,333)	(419)
Amounts reclassified from accumulated other comprehensive income	(92)	-	(92)
Net other comprehensive income (loss)	822	(1,333)	(511)
Balance at June 30, 2016	$1,227	$(1,511)	$(284)

	Net Unrealized Gain	Net Unrealized Gain
	(Loss) on Available	(Loss) on Interest
	for Sale Securities	Rate Swap	Total
	(In thousands)
Balance at December 31, 2014	$644	$(113)	$531
Other comprehensive loss before reclassifications	(276)	(142)	(418)
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net other comprehensive loss	(276)	(142)	(418)
Balance at June 30, 2015	$368	$(255)	$113

6.	Earnings Per Share

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

The following is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)		(In thousands, except per share data)
Net income	$2,896	$2,286	$5,887	$4,159
Preferred stock dividends	-	(27)	-	(55)
Dividends to participating securities	(6)	-	(11)	-
Undistributed earnings allocated to participating securities	(49)	(62)	(99)	(108)
Net income for earnings per share calculation	$2,841	$2,197	$5,777	$3,996

Weighted average shares outstanding, basic	7,388	7,042	7,384	7,035
Effect of dilutive equity-based awards	80	15	62	21
Weighted average shares outstanding, diluted	7,468	7,057	7,446	7,056
Net earnings per common share:
Basic earnings per common share	$0.38	$0.31	$0.78	$0.57
Diluted earnings per common share	0.38	0.31	0.78	0.57

7.	Regulatory Matters

The Federal Reserve, the FDIC and the other federal and state bank regulatory agencies establish regulatory capital guidelines for U.S. banking organizations.

As of January 1, 2015, the Company and the Bank became subject to capital rules set forth by the Federal Reserve, the FDIC and the other federal and state bank regulatory agencies. The new capital rules revise the banking agencies’ leverage and risk-based capital requirements and the method for calculating risk weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act (the Basel III Capital Rules).

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

Management believes, as of June 30, 2016, the Bank and Company meet all capital adequacy requirements to which they are subject and satisfies the criteria for a “well capitalized” institution. There are no conditions or events since then that management believes have changed this conclusion.

The capital amounts and ratios for the Bank and the Company at June 30, 2016 and December 31, 2015 were as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Capital		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Bankwell Bank
June 30, 2016
Common Equity Tier 1 Capital to Risk-Weighted Assets	$150,291	11.76%	$57,488	4.50%	$83,039	6.50%
Total Capital to Risk-Weighted Assets	166,261	13.01%	102,201	8.00%	127,752	10.00%
Tier I Capital to Risk-Weighted Assets	150,291	11.76%	76,651	6.00%	102,201	8.00%
Tier I Capital to Average Assets	150,291	10.59%	56,756	4.00%	70,945	5.00%
Bankwell Financial Group, Inc.
June 30, 2016
Common Equity Tier 1 Capital to Risk-Weighted Assets	$134,627	10.50%	$57,691	4.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	175,678	13.70%	102,561	8.00%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	134,627	10.50%	76,921	6.00%	N/A	N/A
Tier I Capital to Average Assets	134,627	9.29%	57,969	4.00%	N/A	N/A

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

Equity award plans

The Company has five equity award plans, which are collectively referred to as the “Plan.” The current plan under which any future issuances of equity awards will be made is the 2012 BNC Financial Group, Inc. Stock Plan, or the “2012 Plan,” amended on June 26, 2013. All equity awards made under the 2012 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of share options or restricted stock. At June 30, 2016, there were 485,837 shares reserved for future issuance under the 2012 Plan.

Stock Options: The Company accounts for stock options based on the fair value at the date of grant and records option related expense over the vesting period of such awards on a straight line basis. For the six months ended June 30, 2016 and 2015, the Company recorded expense related to options granted under the various share option plans of approximately $4 thousand and $7 thousand, respectively.

There were no options granted during the six months ended June 30, 2016.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

A summary of the status of outstanding share options as of and for the six months ended June 30, 2016 is presented below:

	Six Months Ended
	June 30, 2016
		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Options outstanding at beginning of period	195,928	$18.07
Exercised	(14,500)	15.48
Forfeited	-	-
Expired	(900)	16.00
Options outstanding at end of period	180,528	18.29

Options exercisable at end of period	179,078	18.31

Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. The total intrinsic value of share options exercised during the six months ended June 30, 2016 was $60 thousand.

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.

The following table presents the activity for restricted stock for the six months ended June 30, 2016:

	Six Months Ended June 30, 2016
		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Unvested at beginning of period	143,323	$15.92
Granted	14,300	21.60
Vested	(4,900)	14.80
Forfeited	(633)	20.27
Unvested at end of period	152,090	18.05

The Company’s restricted stock expense for the six months ended June 30, 2016 and 2015 was $500 thousand and $515 thousand, respectively.

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

In January 2016 the Company modified the market conditions restricted stock grant. The total shares originally granted for the $29.00 price target have been modified to a time based restricted stock grant. The shares will vest over a four year period with the first installment to vest on December 1, 2016 and the remaining shares to vest on each annual anniversary thereafter. In addition, the shares originally granted for the $25.00 and $27.00 price targets have been modified. These shares may vest over a period from the date of the modification to December 1, 2019 based on meeting the price targets. The price targets will be met when the 30 day average stock price meets or exceeds the price targets. The Company determined the fair market value of the modified awards for the $25.00 and $27.00 price targets in accordance with ASC 718—Stock Compensation using the Monte Carlo simulation model deemed appropriate for this type of modification. The Company will expense an incremental cost associated with this modification of $2.19 for the awards that vest at the $25 stock price, $2.03 for the awards that vest at the $27 stock price and $13.66 for the awards that were modified to a time based grant. The remaining and incremental expense will be recognized on a straight line basis over the requisite service period. The Company recognized $105 thousand and $85 thousand in stock compensation expense for the six months ended June 30, 2016 and 2015 for these restricted stock awards, respectively.

9.	Derivative Instruments

Information about derivative instruments at June 30, 2016 and December 31, 2015 is as follows:

June 30, 2016:

					Fair Value
(Dollars in thousands)	Notional	Original			Asset
	Amount	Maturity	Received	Paid	(Liability)

Cash flow hedge:
Interest rate swap on FHLB advance	$25,000	4.7 years	0.65%	1.62%	$(542)
Interest rate swap on FHLB advance	$25,000	5.0 years	0.65%	1.83%	(869)
Interest rate swap on FHLB advance	$25,000	5.0 years	0.65%	1.48%	(604)
Interest rate swap on forward-starting FHLB advance	$25,000	5.0 years	0.65%	1.22%	(312)
					$(2,327)

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Changes in the consolidated statements of comprehensive income related to interest rate derivatives designated as hedges of cash flows were as follows for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015

Interest rate swap on FHLB advance:
Unrealized (loss) gain recognized in accumulated other comprehensive income	$(643)	$336	$(2,051)	$(232)
Income tax benefit (expense) on items recognized in accumulated other comprehensive income	225	(131)	718	90
Other comprehensive (loss) income	$(418)	$205	$(1,333)	$(142)
Interest expense recognized on hedged FHLB advance	$308	$215	$615	$431

10.	Fair Value Of Financial Instruments

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at either June 30, 2016 or December 31, 2015. The estimated fair value amounts have been measured as of the respective period-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$92,745	$92,745	$92,745	$-	$-
Federal funds sold	1,932	1,932	1,932	-	-
Available for sale securities	83,837	83,837	-	83,837	-
Held to maturity securities	16,959	16,968	-	16,968	-
Loans receivable, net	1,256,949	1,266,199	-	-	1,266,199
Accrued interest receivable	4,708	4,708	-	-	4,708
FHLB stock	7,393	7,393	-	-	7,393

Financial Liabilities:
Demand deposits	$178,917	$178,917	$-	$-	$178,917
NOW and money market	392,559	392,559	-	-	392,559
Savings	65,444	65,444	-	-	65,444
Time deposits	543,671	545,819	-	-	545,819
Advances from the FHLB	165,000	165,433	-	-	165,433
Subordinated debentures	25,025	25,091	-	-	25,091
Derivative liability	2,327	2,327	-	2,327	-

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	December 31, 2015
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$49,562	$49,562	$49,562	$-	$-
Federal funds sold	39,035	39,035	39,035	-	-
Available for sale securities	40,581	40,581	-	40,581	-
Held to maturity securities	10,226	10,228	-	10,228	-
Loans receivable, net	1,129,748	1,135,227	-	-	1,135,227
Accrued interest receivable	4,071	4,071	-	-	4,071
FHLB stock	6,554	6,554	-	-	6,554

Financial Liabilities:
Demand deposits	$164,553	$164,553	$-	$-	$164,553
NOW and money market	347,846	347,846	-	-	347,846
Savings	97,846	97,846	-	-	97,846
Time deposits	436,697	438,214	-	-	438,214
Advances from the FHLB	120,000	120,025	-	-	120,025
Subordinated debentures	25,000	24,505	-	-	24,505
Derivative liability	276	276	-	276	-

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

Loans receivable: For variable rate loans which reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair value of fixed rate loans are estimated by discounting the future cash flows using the rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Financial instruments measured at fair value on a recurring basis

The following tables detail the financial instruments carried at fair value on a recurring basis at June 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the six months ended June 30, 2016 and the year ended December 31, 2015.

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
June 30, 2016:
Available for sale investment securities:
U.S. Government and agency obligations	$-	$55,060	$-
State agency, U.S. territories and municipal obligations	-	17,175	-
Corporate bonds	-	11,601	-
Mortgage backed securities	-	1	-
Derivative liability	-	(2,327)	-

December 31, 2015:
Available for sale investment securities:
U.S. Government and agency obligations	$-	$7,143	$-
State agency, U.S. territories and municipal obligations	-	17,504	-
Corporate bonds	-	11,437	-
Mortgage backed securities	-	4,497	-
Derivative liability	-	(276)	-

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following table details the financial instruments carried at fair value on a nonrecurring basis at June 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
June 30, 2016:
Impaired loans	$-	$-	$7,723
Foreclosed real estate	-	-	492

December 31, 2015:
Impaired loans	$-	$-	$10,922
Foreclosed real estate	-	-	1,248

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at June 30, 2016 and December 31, 2015:

		Valuation
(Dollars in thousands)	Fair Value	Methodology	Unobservable Input	Range
June 30, 2016:

Impaired loans	$7,723	Appraisals	Discount for dated appraisals	8.00% to 18.00%
		Discounted cash flows	Discount rate	4.25% to 7.25%

Foreclosed real estate	$492	Appraisals	Discount for dated appraisals	20.00%

December 31, 2015:

Impaired loans	$10,922	Appraisals	Discount for dated appraisals	8.00% to 10.00%
		Discounted cash flows	Discount rate	3.25% to 7.00%

Foreclosed real estate	$1,248	Appraisals	Discount for dated appraisals	10.0% to 25.0%

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

On January 27, 2016 The Company’s Board of Directors declared a $0.05 per share cash dividend, payable February 22, 2016 to shareholders of record on February 12, 2016. On April 27, 2016 The Company’s Board of Directors declared a $0.05 per share cash dividend, payable May 26, 2016 to shareholders of record on May 16, 2016.

Earnings Overview

Net income available to common shareholders was $2.9 million, or $0.38 per diluted share, and $2.3 million, or $0.31 per diluted share, for the three months ended June 30, 2016 and 2015, respectively. Returns on average equity and average assets for the three months ended June 30, 2016 were 8.54% and 0.82%, respectively, compared to 6.91% and 0.80%, respectively, for the three months ended June 30, 2015.

Net income available to common shareholders was $5.9 million, or $0.78 per diluted share, and $4.1 million, or $0.57 per diluted share, for the six months ended June 30, 2016 and 2015, respectively. Returns on average equity and average assets for the six months ended June 30, 2016 were 8.77% and 0.85%, respectively, compared to 6.36% and 0.75%, respectively, for the six months ended June 30, 2015.

For the three months ended June 30, 2016, we had net interest income of $11.9 million, an increase of $1.1 million, or 10.6%, over the three months ended June 30, 2015. Our net interest margin (fully taxable equivalent basis) for the three months ended June 30, 2016 and 2015 was 3.50% and 3.97%, respectively. We experienced a slight decrease in our non-interest income, which totaled $853 thousand for the three months ended June 30, 2016 representing 6.7% of our total revenue, down from $854 thousand, or 7.4% of total revenue, for the three months ended June 30, 2015.

For the six months ended June 30, 2016, we had net interest income of $23.3 million, an increase of $2.6 million, or 12.8%, over the six months ended June 30, 2015. Our net interest margin (fully taxable equivalent basis) for the six months ended June 30, 2016 and 2015 was 3.52% and 3.93%, respectively. We experienced an increase in our non-interest income, which totaled $1.525 million for the six months ended June 30, 2016 representing 6.1% of our total revenue, up from $1.452 million, or 6.6% of total revenue, for the six months ended June 30, 2015.

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

FTE net interest income for the three months ended June 30, 2016 and 2015 was $12.0 million and $10.9 million, respectively. FTE net interest income for the six months ended June 30, 2016 and 2015 was $23.5 million and $20.9 million, respectively. Our net interest margin decreased 47 basis points to 3.50% for the three months ended June 30, 2016, compared to the three months ended June 30, 2015 and decreased 41 basis points to 3.52% for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The decrease in the net interest margin was primarily due to lower yields on newly originated loans, higher rates on interest bearing deposits driven by promotional rate increases to remain competitive in the market place and the addition of $25.5 million of 5.75% fixed rate subordinated debentures in the third quarter of 2015.

FTE basis interest income for the three months ended June 30, 2016 increased by $2.4 million, or 18.8%, to $14.9 million, compared to FTE basis interest income for the three months ended June 30, 2015 due primarily to loan growth in our commercial real estate and commercial business portfolios. Average interest-earning assets were $1.4 billion for the three months ended June 30, 2016, up by $279.1 million compared to the three months ended June 30, 2015. The average balance of total loans increased $231.2 million, or 23.2%, contributing $2.7 million to the increase in interest income. Commercial real estate and commercial business loan average balances grew by $178.1 million and $24.2 million, respectively. The average yield on interest earning assets decreased from 4.52% for the three months ended June 30, 2015 to 4.28% for the three months ended June 30, 2016 due mainly to lower yields on newly originated loans.

FTE basis interest income for the six months ended June 30, 2016 increased by $5.1 million, or 21.3%, to $29.0 million, compared to FTE basis interest income for the six months ended June 30, 2015 due primarily to growth in our commercial real estate and commercial business portfolios. Average interest-earning assets were $1.3 billion for the six months ended June 30, 2016, up by $275.4 million from the six months ended June 30, 2015. The average balance of total loans increased $226.8 million, or 23.4%, contributing $5.3 million to the increase in interest income. Commercial real estate and commercial business loan average balances grew by $181.6 million and $22.1 million, respectively. The average yield on interest earning assets decreased from 4.47% for the six months ended June 30, 2015 to 4.28% for the six months ended June 30, 2016 due mainly to lower yields on newly originated loans.

Interest expense for the three months ended June 30, 2016, increased by $1.2 million, or 71.9%, compared to interest expense for the three months ended June 30, 2015 due to a $261.4 million increase in the average balances of interest-bearing liabilities due to higher average balances in money market accounts, time accounts and borrowed money, and increased rates on deposits, primarily due to promotional rates on certificates of deposits to remain competitive in the market place and borrowed money as a result of the issuance of the subordinated debt in the third quarter of 2015.

Interest expense for the six months ended June 30, 2016, increased by $2.4 million, or 79.8%, compared to interest expense for the six months ended June 30, 2015 due to a $258.4 million increase in the average balances of interest-bearing liabilities due to higher average balances in money market accounts, time accounts and borrowed money, and increased rates on deposits, primarily due to promotional rates on certificates of deposits to remain competitive in the market place and borrowed money as a result of the issuance of the subordinated debt in the third quarter of 2015.

Average Balance Sheet, FTE basis Interest and Average Yields/Rates

The following tables present the average balances and yields earned on interest-earning assets and average balances and weighted average rates paid on our funding liabilities for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,
	2016			2015
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Cash and Fed funds sold	$30,728	$28	0.37%	$29,339	$16	0.22%
Securities (1)	105,886	795	3.00	60,049	559	3.68
Loans:
Commercial real estate	761,113	8,755	4.55	583,036	7,333	4.98
Residential real estate	180,649	1,612	3.57	174,021	1,578	3.59
Construction (2)	96,122	1,099	4.52	68,073	803	4.66
Commercial business	173,235	2,309	5.27	149,067	1,935	5.13
Home equity	15,313	155	4.08	18,176	169	3.73
Consumer	1,918	24	5.10	2,478	30	4.84
Acquired loans (net of mark)	683	17	9.85	2,968	50	6.81
Total loans	1,229,033	13,971	4.50	997,819	11,898	4.72
Federal Home Loan Bank stock	7,556	58	3.09	6,859	27	1.57
Total earning assets	1,373,203	14,852	4.28%	1,094,066	12,500	4.52%
Other assets	53,637			53,120
Total assets	$1,426,840			$1,147,186

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
NOW	$57,123	32	0.23%	$62,331	17	0.11%
Money market	321,354	449	0.56	241,183	324	0.54
Savings	69,069	66	0.38	101,903	192	0.76
Time	511,086	1,415	1.11	315,820	698	0.89
Total interest-bearing deposits	958,632	1,962	0.82	721,237	1,231	0.68
Borrowed money	157,732	870	2.22	133,744	416	1.25
Total interest bearing liabilities	1,116,364	2,832	1.02%	854,981	1,647	0.77%
Noninterest-bearing deposits	167,190			149,418
Other liabilities	6,897			10,049
Total Liabilities	1,290,451			1,014,448
Shareholders’ equity	136,389			132,738
Total liabilities and shareholders’ equity	$1,426,840			$1,147,186
Net interest income (3)		$12,020			$10,853
Interest rate spread			3.26%			3.75%
Net interest margin (4)			3.50%			3.97%

(1)	Average balances and yields for securities are based on amortized cost.
(2)	Includes commercial and residential real estate construction.
(3)	The adjustment for securities and loans taxable equivalency amounted to $141 thousand and $112 thousand, respectively, for the three months ended June 30, 2016 and 2015.
(4)	Annualized net interest income as a percentage of earning assets.

	Six Months Ended June 30,
	2016			2015
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Cash and Fed funds sold	$31,704	$64	0.41%	$24,131	$28	0.24%
Securities (1)	103,939	1,559	3.00	63,262	1,150	3.64
Loans:
Commercial real estate	736,869	17,080	4.58	555,277	13,603	4.87
Residential real estate	178,998	3,208	3.58	173,665	3,158	3.64
Construction (2)	91,305	2,067	4.48	67,979	1,596	4.67
Commercial business	169,639	4,499	5.25	147,568	3,791	5.11
Home equity	15,458	312	4.05	18,124	339	3.77
Consumer	1,738	21	2.44	2,641	64	4.85
Acquired loans (net of mark)	1,055	42	8.04	3,037	104	6.93
Total loans	1,195,062	27,229	4.51	968,291	22,655	4.65
Federal Home Loan Bank stock	7,058	116	3.28	6,651	54	1.61
Total earning assets	1,337,763	28,968	4.28%	1,062,335	23,887	4.47%
Other assets	54,403			49,358
Total assets	$1,392,166			$1,111,693

Liabilities and shareholders’ equity:
Interest -bearing liabilities:
NOW	$56,855	70	0.25%	$57,458	32	0.11%
Money market	313,727	847	0.54	235,595	605	0.52
Savings	75,565	151	0.40	91,003	278	0.62
Time	482,715	2,634	1.10	310,931	1,353	0.88
Total interest-bearing deposits	928,862	3,702	0.80	694,987	2,268	0.66
Borrowed money	151,604	1,736	2.30	127,053	757	1.20
Total interest bearing liabilities	1,080,466	5,438	1.01%	822,040	3,025	0.74%
Noninterest-bearing deposits	169,853			151,516
Other liabilities	6,914			6,355
Total Liabilities	1,257,233			979,911
Shareholders’ equity	134,933			131,782
Total liabilities and shareholders’ equity	$1,392,166			$1,111,693
Net interest income (3)		$23,530			$20,862
Interest rate spread			3.27%			3.73%
Net interest margin (4)			3.52%			3.93%

(1)	Average balances and yields for securities are based on amortized cost.
(2)	Includes commercial and residential real estate construction.
(3)	The adjustment for securities and loans taxable equivalency amounted to $253 thousand and $228 thousand, respectively, for the six months ended June 30, 2016 and 2015.
(4)	Annualized net interest income as a percentage of earning assets.

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

	Three Months Ended			Six Months Ended
	June 30, 2016 vs 2015			June 30, 2016 vs 2015
	Increase (Decrease)			Increase (Decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Cash and Fed funds sold	$1	$11	$12	$11	$25	$36
Securities	361	(125)	236	639	(230)	409
Loans:
Commercial real estate	2,090	(668)	1,422	4,219	(742)	3,477
Residential real estate	60	(26)	34	96	(46)	50
Construction	321	(25)	296	527	(56)	471
Commercial business	321	53	374	579	129	708
Home equity	(28)	14	(14)	(52)	25	(27)
Consumer	(7)	1	(6)	(18)	(25)	(43)
Acquired loans (net of mark)	(49)	16	(33)	(77)	15	(62)
Total loans	2,708	(635)	2,073	5,274	(700)	4,574
Federal Home Loan Bank stock	3	28	31	3	59	62
Total change in interest and dividend income	3,073	(721)	2,352	5,927	(846)	5,081

Interest expense:
Deposits:
NOW	(2)	17	15	(1)	39	38
Money market	112	13	125	209	33	242
Savings	(49)	(77)	(126)	(42)	(85)	(127)
Time	509	208	717	877	404	1,281
Total deposits	570	161	731	1,043	391	1,434
Borrowed money	85	369	454	170	809	979
Total change in interest expense	655	530	1,185	1,213	1,200	2,413
Change in net interest income	$2,418	$(1,251)	$1,167	$4,714	$(2,046)	$2,668

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

The provision for loan losses for the three months ended June 30, 2016 was $1.3 million compared to $654 thousand provision for loan losses for the three months ended June 30, 2015. The provision for loan losses for the six months ended June 30, 2016 was $1.9 million compared to $1.4 million provision for loan losses for the six months ended June 30, 2015. For further information, see sections titled Asset Quality and Allowance for Loan Losses.

Noninterest Income

The following tables compare noninterest income for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2016	2015	$	%
Service charges and fees	$235	$233	$2	1%
Bank owned life insurance	174	185	(11)	(6)
Gain on sale of foreclosed real estate, net	128	-	128	100
Gains and fees from sales of loans	114	349	(235)	(67)
Net gain on sale of available for sale securities	92	-	92	100
Other	110	87	23	26
Total noninterest income	$853	$854	$(1)	(0)%

Noninterest income decreased $1 thousand to $853 thousand for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. During the three months ended June 30, 2016, the Company recorded $114 thousand of gains on the sale of $2.3 million of loans. During the three months ended June 30, 2015, the Company recorded $349 thousand in gains on the sale of $4.0 million of loans. During the three months ended June 30, 2016, the Company recorded $128 thousand of gains on the sale of foreclosed real estate and $92 thousand of net gains on the sale of available for sale securities.

	Six Months Ended
	June 30,		Change
(Dollars in thousands)	2016	2015	$	%
Service charges and fees	$480	$441	$39	9%
Bank owned life insurance	348	368	(20)	(5)
Gains and fees from sales of loans	224	438	(214)	(49)
Gain on sale of foreclosed real estate, net	128	18	110	611
Net gain on sale of available for sale securities	92	-	92	100
Other	253	187	66	35
Total noninterest income	$1,525	$1,452	$73	5%

Noninterest income increased $73 thousand to $1.5 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. During the six months ended June 30, 2016, the Company recorded $224 thousand of gains on the sale of $3.6 million of loans. During the six months ended June 30, 2015, the Company recorded $438 thousand in gains on the sale of $7.8 million of loans.

During the six months ended June 30, 2016, the Company recorded $128 thousand of gains on the sale of foreclosed real estate compared to $18 thousand for the six months ended June 30, 2015. The Company recorded $92 thousand of net gains on the sale of available for sale securities for the six months ended June 30, 2016.

Noninterest Expense

The following tables compare noninterest expense for the three and six months ended June 30, 2016, and 2015:

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2016	2015	$	%
Salaries and employee benefits	$3,817	$4,057	$(240)	(6)%
Occupancy and equipment	1,392	1,310	82	6
Data processing	377	405	(28)	(7)
Professional services	370	369	1	0
Marketing	263	271	(8)	(3)
FDIC insurance	168	163	5	3
Director fees	140	141	(1)	(1)
Amortization of intangibles	40	51	(11)	(22)
Foreclosed real estate	30	6	24	400
Other	618	607	11	2
Total noninterest expense	$7,215	$7,380	$(165)	(2)%

Noninterest expense decreased $165 thousand to $7.2 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease was primarily driven by a decrease in salaries and employee benefits. Salaries and employee benefits decreased $240 thousand to $3.8 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease in salaries and employee benefits was a result of an increase in open positions. Total full time equivalent employees decreased by eight employees from 129 employees at June 30, 2015 to 121 employees at June 30, 2016.

	Six Months Ended
	June 30,		Change
(Dollars in thousands)	2016	2015	$	%
Salaries and employee benefits	$7,628	$8,019	$(391)	(5)%
Occupancy and equipment	2,800	2,659	141	5
Data processing	784	741	43	6
Professional services	736	694	42	6
Marketing	402	418	(16)	(4)
FDIC insurance	337	321	16	5
Director fees	295	289	6	2
Foreclosed real estate	102	10	92	920
Amortization of intangibles	80	102	(22)	(22)
Other	1,131	1,097	34	3
Total noninterest expense	$14,295	$14,350	$(55)	(0)%

Noninterest expense decreased $55 thousand to $14.3 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease was primarily driven by a decrease in salaries and employee benefits. Salaries and employee benefits decreased $391 thousand to $7.6 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease in salaries and employee benefits was a result of an increase in open positions.

Income Tax Expense

Income tax expense for the three months ended June 30, 2016 and 2015 totaled $1.3 million and $1.3 million, respectively. The effective tax rates for the three months ended June 30, 2016 and 2015 were 31.3%, and 35.8%, respectively. Income tax expense for the six months ended June 30, 2016 and 2015 totaled $2.7 million and $2.2 million, respectively. The effective tax rates for the six months ended June 30, 2016 and 2015 were 31.2%, and 34.5%, respectively. The decrease in the effective tax rate is driven by the formation of the passive investment company (PIC) in the fourth quarter of 2015 which reduced state income taxes, the decrease in the effective tax rate is partially offset by an increase in the federal tax rate from 34% to 35% due to the Company’s growth and a reduction in the Bank’s tax preferred income.

Financial Condition

Summary

At June 30, 2016, total assets were $1.5 billion, an $185.7 million, or 14.0%, increase over December 31, 2015. Total loans and deposits were $1.3 billion and $1.2 billion, respectively at June 30, 2016. Our credit quality remained strong, with nonperforming assets to total assets of 0.27% and the allowance for loan losses to total loans was 1.26%. Total shareholders’ equity at June 30, 2016 and December 31, 2015 was $137.1 million and $131.8 million, respectively. Tangible book value was $18.12 per share at June 30, 2016 compared to $17.43 per share at December 31, 2015.

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

Total loans before deferred loan fees and the allowance for loan losses were $1.3 billion at June 30, 2016, up by $129.4 million, or 11.3%, from December 31, 2015. Commercial real estate loans have experienced the most significant growth, up by $87.5 million.

The following table compares the composition of our loan portfolio for the dates indicated:

(In thousands)	June 30, 2016			December 31, 2015			Change
	Originated	Acquired	Total	Originated	Acquired	Total	Total
Real estate loans:
Residential	$178,215	$2,820	$181,035	$174,311	$2,873	$177,184	$3,851
Commercial	735,713	49,329	785,042	643,524	54,018	697,542	87,500
Construction	97,823	442	98,265	81,242	1,031	82,273	15,992
Home equity	9,244	6,743	15,987	9,146	6,780	15,926	61
	1,020,995	59,334	1,080,329	908,223	64,702	972,925	107,404
Commercial business	174,871	19,196	194,067	150,479	22,374	172,853	21,214
Consumer	1,294	1,259	2,553	117	1,618	1,735	818
Total loans	$1,197,160	$79,789	$1,276,949	$1,058,819	$88,694	$1,147,513	$129,436

Asset Quality

Asset quality metrics remained strong through the second quarter of 2016. Nonperforming assets totaled $4.1 million and represented 0.27% of total assets at June 30, 2016, compared to $5.0 million and 0.38% of total assets at December 31, 2015. Nonaccrual loans totaled $3.6 million at June 30, 2016, a decrease of $0.2 million compared to December 31, 2015. The balance of foreclosed real estate decreased $756 thousand and totaled $0.5 million at June 30, 2016 when compared to December 31, 2015.

The following table presents nonperforming assets and additional asset quality data for the dates indicated:

	At June 30, 2016			At December 31, 2015
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total
Nonaccrual loans:
Real estate loans:
Residential	$969	$-	$969	$970	$-	$970
Commercial	970	144	1,114	970	294	1,264
Construction	-	-	-	-	-	-
Home equity	192	456	648	198	197	395
Consumer	-	-	-	-	2	2
Commercial business	196	682	878	562	598	1,160
Total non accrual loans	2,327	1,282	3,609	2,700	1,091	3,791
Property acquired through foreclosure or repossession, net	-	492	492	-	1,248	1,248
Total nonperforming assets	$2,327	$1,774	$4,101	$2,700	$2,339	$5,039

Nonperforming assets to total assets	0.15%	0.12%	0.27%	0.20%	0.18%	0.38%
Nonaccrual loans to total loans	0.19%	1.61%	0.28%	0.25%	1.25%	0.33%
Total past due loans to total loans	0.09%	2.59%	0.25%	0.28%	3.20%	0.51%
Accruing loans 90 days or more past due	$-	$105	$105	$-	$1,105	$1,105

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

At June 30, 2016, our allowance for loan losses was $16.1 million and represented 1.26% of total loans, compared to $14.2 million, or 1.23% of total loans, at December 31, 2015. The net increase in the allowance primarily reflects a provision of $1.9 million.

The following tables present the activity in our allowance for loan losses and related ratios for the dates indicated, and include both originated and acquired allowance activity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Balance at beginning of period	$14,810	$11,596	$14,169	$10,860
Charge-offs:
Construction	-	-	(7)	-
Commercial business	-	(15)	-	(15)
Consumer	(12)	(6)	(15)	(6)
Total charge-offs	(12)	(21)	(22)	(21)
Recoveries:
Consumer	1	1	6	4
Total recoveries	1	1	6	4
Net charge-offs (recoveries)	11	20	16	17
Provision charged to earnings	1,301	654	1,947	1,387
Balance at end of period	$16,100	$12,230	$16,100	$12,230
Net charge-offs (recoveries) to average loans	0.00%	0.00%	0.00%	0.00%
Allowance for loan losses to total loans	1.26%	1.18%	1.26%	1.18%

The following tables present the allocation of the allowance for loan losses and the percentage of these loans to total loans for the dates indicated:

	At June 30,		At December 31,
	2016		2015
		Percent of		Percent of
		Loan		Loan
(Dollars in thousands)	Amount	Portfolio	Amount	Portfolio
Residential real estate	$1,484	14.18%	$1,444	15.44%
Commercial real estate	8,648	61.48	7,705	60.79
Construction	1,920	7.69	1,504	7.17
Home equity	190	1.25	174	1.39
Commercial business	3,816	15.20	3,334	15.06
Consumer	42	0.20	8	0.15
Total allowance for loan losses	$16,100	100.00%	$14,169	100.00%

The allocation of the allowance for loan losses at June 30, 2016 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the allowance for loan losses at June 30, 2016 is appropriate to cover probable losses.

Investment Securities

At June 30, 2016, the carrying value of our investment securities portfolio totaled $100.8 million and represented 7% of total assets, compared to $50.8 million and represented 4% of total assets at December 31, 2015. The increase of $50.0 million, or 98%, primarily reflects purchases of U.S. Government agency obligations totaling $51.2 million and purchases of municipal bonds totaling $6.8 million. We purchase investment grade securities with a focus on earnings, duration exposure and for use as collateral for public funds.

The net unrealized gain position on our investment portfolio at June 30, 2016 and December 31, 2015 was $1.9 million and $628 thousand, respectively and included gross unrealized losses of $308 thousand and $461 thousand, respectively. The gross unrealized losses were concentrated in State agency, U.S. territories and municipal obligations, reflecting the unrealized loss on the Commonwealth of Puerto Rico COFINA bond. The Company continually monitors its state agency, U.S. Territories, municipal and corporate bond portfolios and at this time these portfolios have minimal default risk because state agency, U.S. Territories, municipal and corporate bonds are all rated above investment grade except for one U.S. Territory bond (a Commonwealth of Puerto Rico senior lien sales tax financing corporate bond or “COFINA” bond) with a cost of $995.0 thousand and a market value of $695.0 thousand that is rated two levels below investment grade. The Company has determined that the unrealized loss on this U.S. Territory bond is, thus far, not other than temporarily impaired because payments are backed by a senior lien position on dedicated cash receipts from sales tax revenue with a strong debt service coverage. In February 2016, the Commonwealth of Puerto Rico proposed a voluntary debt restructuring of all of its outstanding debt. The voluntary restructuring proposal has been rejected by most creditors. In addition, a “debt moratorium” was announced on May 2, 2016 by the Commonwealth of Puerto Rico and, as a result, it appears that there may be potential litigation and negotiations relating to its debt obligations. On June 30, 2016 the PROMESA (Puerto Rico Oversight, Management and Economic Stability Act) Bill was signed into law by the U.S. Congress. The Bill established a seven member oversight board whose task includes creating a fiscal plan for Puerto Rico and to negotiate with creditors to determine bondholder payment and recoveries. Board members must be appointed by the President of the United States no later than September 15, 2016. These events could impact our assessment and the valuation of this bond in the future. Given the uncertainty surrounding the timing and impact of these events the Company will continue to monitor the ongoing negotiations and review the bond for potential other than temporary impairment as events unfold.

Sources of Funds

Total deposits were $1.2 billion at June 30, 2016, an increase of $133.6 million, from the balance at December 31, 2015 primarily reflecting increases in certificates of deposits and money market accounts. Certificates of deposit increased $107.0 million from $436.7 million at December 31, 2015 to $543.7 million at June 30, 2016. Money markets increased $34.3 million from $296.8 million at December 31, 2015 to $331.1 million at June 30, 2016. Brokered deposits totaled $76.6 million at June 30, 2016 and represent customer money reciprocal deposits for customers that desire FDIC protection and one way CDARS. Brokered deposits are utilized as an additional source of funding.

We utilize advances from the Federal Home Loan Bank of Boston, or FHLBB, as part of our overall funding strategy and to meet short-term liquidity needs. Total FHLBB advances were $165.0 million at June 30, 2016 compared to $120.0 million at December 31, 2015. The increase of $45.0 million, or 38%, reflects normal operating fluctuation in our borrowings.

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

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of June 30, 2016, the Company had cash and cash equivalents of $94.7 million and available-for-sale securities of $83.8 million. At June 30, 2016, outstanding commitments to originate loans totaled $51.7 million and undisbursed funds from approved lines of credit, home equity lines of credit and secured commercial lines of credit totaled $138.8 million. Time deposits scheduled to mature in one year or less at June 30, 2016 totaled $305.8 million. Historically, the Company’s deposit flow history has been that a significant portion of such deposits remain with the Company.

Capital Resources

Total shareholders’ equity was $137.1 million at June 30, 2016 compared to $131.8 million at December 31, 2015. The increase of $5.4 million primarily reflected net income of $5.9 million for the six months ended June 30, 2016. The ratio of total equity to total assets was 9.04% at June 30, 2016, which compares to 9.90% at December 31, 2015.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At June 30, 2016, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At June 30, 2016, the Bank’s ratio of total common equity tier 1 capital to risk-weighted assets was 11.76%, total capital to risk-weighted assets was 13.01%, Tier 1 capital to risk-weighted assets was 11.76% and Tier 1 capital to average assets was 10.59%.

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

On January 27, 2016 The Company’s Board of Directors declared a $0.05 per share cash dividend, payable February 22, 2016 to shareholders of record on February 12, 2016. On April 27, 2016 The Company’s Board of Directors declared a $0.05 per share cash dividend, payable May 26, 2016 to shareholders of record on May 16, 2016.

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

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning June 30, 2016 and December 31, 2015:

Parallel Ramp	Estimated Percent Change
	in Net Interest Income
	June 30,	December 31,
Rate Changes (basis points)	2016	2015
-100	(1.45)%	(1.49)%
+200	(1.59)	(2.49)

Parallel Shock	Estimated Percent Change
	in Net Interest Income
	June 30,	December 31,
Rate Changes (basis points)	2016	2015
-100	(3.38)%	(3.47)%
+100	(1.01)	(2.36)
+200	(2.33)	(4.94)
+300	(4.83)	(8.65)

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

The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:

	Estimated Percent Change
	in Economic Value of Equity
	June 30,	December 31,
Rate Changes (basis points)	2016	2015
-100	(2.10)%	(3.80)%
+100	(8.80)	(7.80)
+200	(19.50)	(17.20)
+300	(28.90)	(25.40)

The net interest income at risk simulation results indicate that as of June 30, 2016, we remain liability sensitive. The liability sensitivity is due to the fact that there are more liabilities than assets subject to repricing as market rates change. The Bank remains within all internally established policies for interest rate risk and the economic value of equity calculation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

10.14	Employment Agreement of David Dineen dated July 11, 2016
31.1	Certification of Christopher R. Gruseke pursuant to Rule 13a-14(a)
31.2	Certification of Ernest J. Verrico, Sr. pursuant to Rule 13a-14(a)
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from Bankwell Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankwell Financial Group, Inc.

Date: August 9, 2016	/s/ Christopher R. Gruseke
Christopher R. Gruseke
President and Chief Executive Officer

Date: August 9, 2016	/s/ Ernest J. Verrico, Sr.
Ernest J. Verrico, Sr.
Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting
Officer)

