Form 10-Q
period 2016-09-30
Bankwell Financial Group, Inc.
filed 2016-11-09
CIK 1505732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, there were 7,571,658 shares of the registrant’s common stock outstanding.

Bankwell Financial Group, Inc.

Form 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Bankwell Financial Group, Inc.

Consolidated Balance Sheets - (unaudited)

(Dollars in thousands, except share data)

	September 30,	December 31,
	2016	2015

ASSETS
Cash and due from banks	$94,731	$49,562
Federal funds sold	1,357	39,035
Cash and cash equivalents	96,088	88,597

Held to maturity investment securities, at amortized cost	16,909	10,226
Available for sale investment securities, at fair value	82,752	40,581
Loans held for sale	400	-
Loans receivable (net of allowance for loan losses of $17,250 at
September 30, 2016 and $14,169 at December 31, 2015)	1,305,065	1,129,748
Foreclosed real estate	272	1,248
Accrued interest receivable	4,499	4,071
Federal Home Loan Bank stock, at cost	7,943	6,554
Premises and equipment, net	10,314	11,163
Bank-owned life insurance	24,277	23,755
Goodwill	2,589	2,589
Other intangible assets	532	652
Deferred income taxes, net	9,874	8,337
Other assets	4,072	2,851
Total assets	$1,565,586	$1,330,372

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$176,405	$164,553
Interest bearing deposits	1,040,537	882,389
Total deposits	1,216,942	1,046,942

Advances from the Federal Home Loan Bank	175,000	120,000
Subordinated debentures	25,038	25,000
Accrued expenses and other liabilities	8,034	6,661
Total liabilities	1,425,014	1,198,603

Commitments and Contingencies	-	-

Shareholders' equity
Common stock, no par value; 10,000,000 shares authorized, 7,562,508 and 7,516,291 shares issued at September 30, 2016 and December 31, 2015, respectively	113,650	112,579
Retained earnings	26,859	18,963
Accumulated other comprehensive income	63	227
Total shareholders' equity	140,572	131,769

Total liabilities and shareholders' equity	$1,565,586	$1,330,372

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

Consolidated Statements Of Income – (unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Interest and dividend income
Interest and fees on loans	$14,914	$12,660	$42,167	$35,310
Interest and dividends on securities	688	493	2,083	1,474
Interest on cash and cash equivalents	31	33	98	62
Total interest income	15,633	13,186	44,348	36,846

Interest expense
Interest expense on deposits	2,160	1,637	5,862	3,905
Interest on borrowings	946	632	2,682	1,389
Total interest expense	3,106	2,269	8,544	5,294

Net interest income	12,527	10,917	35,804	31,552

Provision for loan losses	1,219	1,489	3,166	2,876

Net interest income after provision for loan losses	11,308	9,428	32,638	28,676

Noninterest income
Service charges and fees	241	234	721	675
Bank owned life insurance	174	182	522	549
Gains and fees from sales of loans	163	447	387	885
Gain on sale of foreclosed real estate, net	-	-	128	-
Net gain on sale of available for sale securities	-	-	92	-
Other	172	348	425	535
Total noninterest income	750	1,211	2,275	2,644

Noninterest expense
Salaries and employee benefits	3,909	3,798	11,537	11,817
Occupancy and equipment	1,435	1,370	4,235	4,029
Professional services	521	339	1,257	1,033
Data processing	417	416	1,201	1,157
Marketing	242	288	644	707
FDIC insurance	177	166	514	487
Director fees	128	136	423	424
Foreclosed real estate	47	81	149	73
Amortization of intangibles	39	51	119	153
Other	566	513	1,697	1,610
Total noninterest expense	7,481	7,158	21,776	21,490
Income before income tax expense	4,577	3,481	13,137	9,830
Income tax expense	1,437	1,228	4,110	3,418
Net income	$3,140	$2,253	$9,027	$6,412
Net income attributable to common shareholders	$3,140	$2,226	$9,027	$6,330

Earnings Per Common Share:
Basic	$0.42	$0.31	$1.20	$0.88
Diluted	$0.41	$0.31	$1.19	$0.87

Weighted Average Common Shares Outstanding:
Basic	7,397,067	7,044,586	7,388,364	7,038,517
Diluted	7,488,752	7,059,117	7,459,283	7,057,450
Dividends per common share	$0.05	$-	$0.15	$-

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

Consolidated Statements Of Comprehensive Income – (unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$3,140	$2,253	$9,027	$6,412
Other comprehensive income (loss):
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on available for sale securities	(371)	190	986	(262)
Reclassification adjustment for (gain) loss realized in net income	-	-	(92)	-
Net change in unrealized (losses) gains	(371)	190	894	(262)
Income tax benefit (expense)	130	(74)	(313)	102
Unrealized (losses) gains on securities, net of tax	(241)	116	581	(160)
Unrealized gains (losses) on interest rate swaps:
Unrealized gains (losses) on interest rate swaps designated as cash flow hedges	904	(826)	(1,147)	(1,058)
Income tax (expense) benefit	(316)	322	402	412
Unrealized gains (losses) on interest rate swaps, net of tax	588	(504)	(745)	(646)
Total other comprehensive income (loss), net of tax	347	(388)	(164)	(806)
Comprehensive income	$3,487	$1,865	$8,863	$5,606

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

Consolidated Statements Of Shareholders' Equity – (unaudited)

(In thousands, except share data)

				Accumulated
	Number of			Other
	Outstanding	Common	Retained	Comprehensive
	Shares	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2015	7,516,291	$112,579	$18,963	$227	$131,769
Net income	-	-	9,027	-	9,027
Other comprehensive loss, net of tax	-	-	-	(164)	(164)
Cash dividends declared ($0.15 per share)	-	-	(1,131)	-	(1,131)
Stock-based compensation expense	-	788	-	-	788
Forfeitures of restricted stock	(683)	-	-	-	-
Issuance of restricted stock	29,300	-	-	-	-
Stock options exercised	17,600	283	-	-	283
Balance at September 30, 2016	7,562,508	$113,650	$26,859	$63	$140,572

					Accumulated
	Number of				Other
	Outstanding	Preferred	Common	Retained	Comprehensive
	Shares	Stock	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2014	7,185,482	$10,980	$107,265	$10,434	$531	$129,210
Net income	-	-	-	6,412	-	6,412
Other comprehensive loss, net of tax	-	-	-	-	(806)	(806)
Preferred stock cash dividends	-	-	-	(82)	-	(82)
Stock-based compensation expense	-	-	796	-	-	796
Forfeitures of restricted stock	(2,623)	-	-	-	-	-
Issuance of restricted stock	51,800	-	-	-	-	-
Stock options exercised	17,770	-	258	-	-	258
Balance at September 30, 2015	7,252,429	$10,980	$108,319	$16,764	$(275)	$135,788

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

Consolidated Statements Of Cash Flows – (unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities
Net income	$9,027	$6,412
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on investment securities	493	89
Provision for loan losses	3,166	2,876
Provision for deferred taxes	(1,448)	(1,074)
Net gain on sales of available for sale securities	(92)	-
Depreciation and amortization	1,305	1,256
Increase in cash surrender value of bank-owned life insurance	(522)	(549)
Loan principal sold	(6,214)	(13,082)
Proceeds from sales of loans	6,201	14,301
Net gain on sales of loans	(387)	(885)
Stock-based compensation	788	796
Net accretion of purchase accounting adjustments	(107)	(104)
Gain on sale and write-downs of foreclosed real estate	25	104
Net change in:
Deferred loan fees	316	612
Accrued interest receivable	(428)	(508)
Other assets	(2,130)	(1,054)
Accrued expenses and other liabilities	1,374	949
Net cash provided by operating activities	11,367	10,139

Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	734	1,612
Proceeds from principal repayments on held to maturity securities	155	165
Net proceeds from sales and calls of available for sale securities	8,813	18,030
Purchases of available for sale securities	(51,228)	-
Purchases of held to maturity securities	(6,834)	-
Net increase in loans	(178,861)	(196,984)
Purchases of premises and equipment	(456)	(851)
Purchase of Federal Home Loan Bank stock	(1,390)	(809)
Proceeds from sale of foreclosed real estate	951	400
Net cash used by investing activities	(228,116)	(178,437)

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements Of Cash Flows- (Continued)

(In thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from financing activities
Net change in time certificates of deposit	$157,904	$119,805
Net change in other deposits	12,145	70,551
Increase in subordinated debt	-	25,037
Amortization of debt issuance costs	39	-
Net change in FHLB advances	55,000	(9,000)
Proceeds from exercise of options	283	258
Dividends paid on common stock	(1,131)	-
Dividends paid on preferred stock	-	(82)
Net cash provided by financing activities	224,240	206,569
Net increase in cash and cash equivalents	7,491	38,271
Cash and cash equivalents:
Beginning of year	88,597	48,559
End of period	$96,088	$86,830
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$8,429	$4,825
Income taxes	6,379	5,076
Noncash investing and financing activities
Loans transferred to foreclosed real estate	$-	$883

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

ASU No. 2015-03, Interest Imputation of Interest (Subtopic 835-20): “Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Company elected to early adopt the provisions of ASU 2015-03 upon issuance of its subordinated debentures on August 19, 2015 and recorded $0.5 million of debt issuance costs incurred as a direct deduction from the debt liability.

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

ASU 2016-02, Leases (Topic 842). The amendments in this ASU require lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. Accounting by lessors will remain largely unchanged. The guidance will be effective for annual periods, and interim periods within those annual periods, beginning, for the Company, on January 1, 2019, with early adoption permitted. Adoption will require a modified retrospective transition where the lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

ASU 2016-09, Compensation Stock – Compensation (Topic 718): “Improvements to Employee Share-Based Payment Accounting.” This ASU changes how companies account for certain aspects of share-based payments to employees. Entities will be required to recognize the income tax effects of awards in the statement of income when the awards vest or are settled, the guidance on employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and for forfeitures is changing and the update requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The amendments in this update will be effective for the Company on January 1, 2017 and interim periods within that annual period. Early adoption is permitted. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and can result in the earlier recognition of credit losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. The amendments in this update will be effective for the Company on January 1, 2020, including interim periods within that fiscal year. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact of its pending adoption of this guidance on the Company’s financial statements.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

ASU No. 2016-15, Statement of Cash Flows (Topic 230): “Classification of Certain Cash Receipts and Cash Payments.” This ASU changes how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The amendments address the classification of the following eight items in the statement of cash flows; debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the Predominance Principle. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

2.	Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at September 30, 2016 were as follows:

	September 30, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Due from one through five years	$53,980	$600	$(1)	$54,579
Due after ten years	100	-	(1)	99
	54,080	600	(2)	54,678

State agency, U.S. Territories and municipal obligations
Due from one through five years	826	44	-	870
Due from five through ten years	10,216	517	(248)	10,485
Due after ten years	4,923	292	(10)	5,205
	15,965	853	(258)	16,560

Corporate bonds
Due in less than one year	2,023	21	-	2,044
Due from one through five years	9,165	305	-	9,470
	11,188	326	-	11,514
Total available for sale securities	$81,233	$1,779	$(260)	$82,752
Held to maturity securities:
State agency, U.S. Territories and municipal obligations
Due from one through five years	$2,135	$-	$-	$2,135
Due after ten years	13,614	-	-	13,614
	15,749	-	-	15,749
Corporate bonds
Due from one through five years	1,000	-	(25)	975
Government-sponsored mortgage backed securities
No contractual maturity	160	17	-	177
Total held to maturity securities	$16,909	$17	$(25)	$16,901

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

The realized gain on the sale of investment securities totaled $92 thousand for the nine months ended September 30, 2016. There were no sales of or realized gains or losses on investment securities during the three months ended September 30, 2016 and the three and nine months ended September 30, 2015.

At September 30, 2016 and December 31, 2015, securities with approximate fair values of $6.1 million and $5.9 million were pledged as collateral for public deposits, respectively.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following table provides information regarding investment securities with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
September 30, 2016
U.S. Government and agency obligations	$1,098	$(2)	$-	$-	$1,098	$(2)
State agency, U.S. Territories and municipal obligations	402	(10)	748	(248)	1,150	(258)
Corporate bonds	975	(25)	-	-	975	(25)
Total investment securities	$2,475	$(37)	$748	$(248)	$3,223	$(285)

December 31, 2015
U.S. Government and agency obligations	$5,486	$(60)	$1,259	$(40)	$6,745	$(100)
State agency, U.S. Territories and municipal obligations	126	(1)	665	(322)	791	(323)
Corporate bonds	1,970	(28)	-	-	1,970	(28)
Government-sponsored mortgage backed securities	768	(4)	413	(6)	1,181	(10)
Total investment securities	$8,350	$(93)	$2,337	$(368)	$10,687	$(461)

There were 5 and 29 investment securities as of September 30, 2016 and December 31, 2015, respectively, in which the fair value of the security was less than the amortized cost of the security.

The U.S. Government and agency obligations owned are either direct obligations of the U.S. Government or are issued by one of the shareholder-owned corporations chartered by the U.S. Government, therefore the contractual cash flows are guaranteed and as a result the unrealized losses in this portfolio are not considered other than temporarily impaired.

The Company continually monitors its state agency, U.S. Territories, municipal and corporate bond portfolios and at this time these portfolios have minimal default risk because state agency, U.S. Territories, municipal and corporate bonds are all rated above investment grade except for one U.S. Territory bond (a Commonwealth of Puerto Rico senior lien sales tax financing corporate bond or “COFINA” bond) with a cost of $995.0 thousand and a market value of $747.5 thousand as of September 30, 2016 that is rated two levels below investment grade. The Company has determined that the unrealized loss on this U.S. Territory bond is, as of September 30, 2016, not other than temporarily impaired because payments are backed by a senior lien position on dedicated cash receipts from sales tax revenue with strong debt service coverage. Subsequent to September 30, 2016, on November 2, 2016, the Company sold the COFINA bond resulting in a $251.6 thousand realized loss.

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

The following table sets forth a summary of the loan portfolio at September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total

Real estate loans:
Residential	$176,206	$2,790	$178,996	$174,311	$2,873	$177,184
Commercial	770,237	46,769	817,006	643,524	54,018	697,542
Construction	104,801	114	104,915	81,242	1,031	82,273
Home equity	8,791	6,259	15,050	9,146	6,780	15,926
	1,060,035	55,932	1,115,967	908,223	64,702	972,925

Commercial business	188,705	19,895	208,600	150,479	22,374	172,853
Consumer	618	1,042	1,660	117	1,618	1,735
Total loans	1,249,358	76,869	1,326,227	1,058,819	88,694	1,147,513

Allowance for loan losses	(17,215)	(35)	(17,250)	(14,128)	(41)	(14,169)
Deferred loan origination fees, net	(3,921)	-	(3,921)	(3,605)	-	(3,605)
Unamortized loan premiums	9	-	9	9	-	9
Loans receivable, net	$1,228,231	$76,834	$1,305,065	$1,041,095	$88,653	$1,129,748

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following table summarizes activity in the accretable yields for the acquired loan portfolio that falls under the purview of ASC 310-30:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$733	$1,134	$871	$1,382
Acquisition	-	-	-	-
Accretion	(36)	(21)	(123)	(137)
Other (a)	-	(145)	(51)	(277)
Balance at end of period	$697	$968	$697	$968

a)    Represents changes in cash flows expected to be collected due to loan sales or payoffs.

Risk management

The Company has established credit policies applicable to each type of lending activity in which it engages. The Company evaluates the creditworthiness of each customer and extends credit of up to 80% of the market value of the collateral, depending on the borrowers’ creditworthiness and the type of collateral. The borrower’s ability to service the debt is monitored on an ongoing basis. Real estate is the primary form of collateral. Other important forms of collateral are business assets, time deposits and marketable securities. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment to be based on the borrower’s ability to generate continuing cash flows. The Company’s policy for residential lending allows that, generally, the amount of the loan may not exceed 80% of the original appraised value of the property. In certain situations, the amount may exceed 80% LTV either with private mortgage insurance being required for that portion of the residential loan in excess of 80% of the appraised value of the property or where secondary financing is provided by a housing authority program second mortgage, a community’s low/moderate income housing program, a religious or civic organization. Private mortgage insurance may be required for that portion of the residential first mortgage loan in excess of 80% of the appraised value of the property.

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Allowance for loan losses

The following tables set forth the activity in the Company’s allowance for loan losses for the three and nine months ended September 30, 2016 and 2015, by portfolio segment:

	Residential	Commercial		Home	Commercial
	Real Estate	Real Estate	Construction	Equity	Business	Consumer	Total
	(In thousands)
Three Months Ended September 30, 2016
Originated
Beginning balance	$1,484	$8,625	$1,920	$179	$3,792	$39	$16,039
Charge-offs	-	-	-	-	(59)	(2)	(61)
Recoveries	-	-	-	-	-	2	2
Provisions	(4)	472	159	(9)	306	311	1,235
Ending balance	$1,480	$9,097	$2,079	$170	$4,039	$350	$17,215

Acquired
Beginning balance	$-	$23	$-	$11	$24	$3	$61
Charge-offs	-	-	-	-	(10)	-	(10)
Recoveries	-	-	-	-	-	-	-
Provisions	-	6	-	(11)	(11)	-	(16)
Ending balance	$-	$29	$-	$-	$3	$3	$35

Total
Beginning balance	$1,484	$8,648	$1,920	$190	$3,816	$42	$16,100
Charge-offs	-	-	-	-	(69)	(2)	(71)
Recoveries	-	-	-	-	-	2	2
Provisions	(4)	478	159	(20)	295	311	1,219
Ending balance	$1,480	$9,126	$2,079	$170	$4,042	$353	$17,250

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Residential	Commercial		Home	Commercial
	Real Estate	Real Estate	Construction	Equity	Business	Consumer	Total
	(In thousands)
Three Months Ended September 30, 2015
Originated
Beginning balance	$1,454	$6,832	$1,138	$169	$2,618	$9	$12,220
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	1	1
Provisions	(40)	722	399	11	369	(7)	1,454
Ending balance	$1,414	$7,554	$1,537	$180	$2,987	$3	$13,675

Acquired
Beginning balance	$-	$-	$-	$-	$10	$-	$10
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-
Provisions	-	10	-	-	20	5	35
Ending balance	$-	$10	$-	$-	$30	$5	$45

Total
Beginning balance	$1,454	$6,832	$1,138	$169	$2,628	$9	$12,230
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	1	1
Provisions	(40)	732	399	11	389	(2)	1,489
Ending balance	$1,414	$7,564	$1,537	$180	$3,017	$8	$13,720

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Residential	Commercial		Home	Commercial
	Real Estate	Real Estate	Construction	Equity	Business	Consumer	Total
	(In thousands)
Nine Months Ended September 30, 2016
Originated
Beginning balance	$1,444	$7,693	$1,504	$174	$3,310	$3	$14,128
Charge-offs	-	-	-	-	(59)	(10)	(69)
Recoveries	-	-	-	-	-	7	7
Provisions	36	1,404	575	(4)	788	350	3,149
Ending balance	$1,480	$9,097	$2,079	$170	$4,039	$350	$17,215

Acquired
Beginning balance	$-	$12	$-	$-	$24	$5	$41
Charge-offs	-	-	(7)	-	(10)	(6)	(23)
Recoveries	-	-	-	-	-	-	-
Provisions	-	17	7	-	(11)	4	17
Ending balance	$-	$29	$-	$-	$3	$3	$35

Total
Beginning balance	$1,444	$7,705	$1,504	$174	$3,334	$8	$14,169
Charge-offs	-	-	(7)	-	(69)	(16)	(92)
Recoveries	-	-	-	-	-	7	7
Provisions	36	1,421	582	(4)	777	354	3,166
Ending balance	$1,480	$9,126	$2,079	$170	$4,042	$353	$17,250

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Residential	Commercial		Home	Commercial
	Real Estate	Real Estate	Construction	Equity	Business	Consumer	Total
	(In thousands)
Nine Months Ended September 30, 2015
Originated
Beginning balance	$1,431	$5,480	$1,102	$205	$2,638	$4	$10,860
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	1	1
Provisions	(17)	2,074	435	(25)	349	(2)	2,814
Ending balance	$1,414	$7,554	$1,537	$180	$2,987	$3	$13,675

Acquired
Beginning balance	$-	$-	$-	$-	$-	$-	$-
Charge-offs	-	-	-	-	(15)	(6)	(21)
Recoveries	-	-	-	-	-	4	4
Provisions	-	10	-	-	45	7	62
Ending balance	$-	$10	$-	$-	$30	$5	$45

Total
Beginning balance	$1,431	$5,480	$1,102	$205	$2,638	$4	$10,860
Charge-offs	-	-	-	-	(15)	(6)	(21)
Recoveries	-	-	-	-	-	5	5
Provisions	(17)	2,084	435	(25)	394	5	2,876
Ending balance	$1,414	$7,564	$1,537	$180	$3,017	$8	$13,720

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following tables are a summary, by portfolio segment and impairment methodology, of the allowance for loan losses and related portfolio balances at September 30, 2016 and December 31, 2015:

	Originated Loans		Acquired Loans		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In thousands)
September 30, 2016
Loans individually evaluated for impairment:
Residential real estate	$969	$-	$-	$-	$969	$-
Commercial real estate	3,684	2	563	7	4,247	9
Home equity	263	-	454	-	717	-
Commercial business	576	5	1,213	3	1,789	8
Consumer	341	341	3	3	344	344
Subtotal	5,833	348	2,233	13	8,066	361
Loans collectively evaluated for impairment:
Residential real estate	175,237	1,480	2,790	-	178,027	1,480
Commercial real estate	766,553	9,095	46,206	22	812,759	9,117
Construction	104,801	2,079	114	-	104,915	2,079
Home equity	8,528	170	5,805	-	14,333	170
Commercial business	188,129	4,034	18,682	-	206,811	4,034
Consumer	277	9	1,039	-	1,316	9
Subtotal	1,243,525	16,867	74,636	22	1,318,161	16,889

Total	$1,249,358	$17,215	$76,869	$35	$1,326,227	$17,250

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Originated Loans		Acquired Loans		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In thousands)
December 31, 2015
Loans individually evaluated for impairment:
Residential real estate	$1,833	$2	$-	$-	$1,833	$2
Commercial real estate	4,291	-	762	12	5,053	12
Home equity	422	-	197	-	619	-
Commercial business	1,977	71	1,433	21	3,410	92
Consumer	-	-	7	5	7	5
Subtotal	8,523	73	2,399	38	10,922	111
Loans collectively evaluated for impairment:
Residential real estate	172,478	1,442	2,873	-	175,351	1,442
Commercial real estate	639,233	7,692	53,256	-	692,489	7,692
Construction	81,242	1,504	1,031	-	82,273	1,504
Home equity	8,724	174	6,583	-	15,307	174
Commercial business	148,502	3,239	20,941	3	169,443	3,242
Consumer	117	4	1,611	-	1,728	4
Subtotal	1,050,296	14,055	86,295	3	1,136,591	14,058

Total	$1,058,819	$14,128	$88,694	$41	$1,147,513	$14,169

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following tables are a summary of the loan portfolio quality indicators by portfolio segment at September 30, 2016 and December 31, 2015:

	Commercial Credit Quality Indicators
	At September 30, 2016				At December 31, 2015
	Commercial		Commercial		Commercial		Commercial
	Real Estate	Construction	Business	Total	Real Estate	Construction	Business	Total
	(In thousands)
Originated loans:
Pass	$762,916	$104,801	$186,984	$1,054,701	$638,709	$81,242	$148,748	$868,699
Special mention	3,637	-	1,262	4,899	1,595	-	1,118	2,713
Substandard	3,684	-	459	4,143	3,220	-	549	3,769
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	64	64
Total originated loans	770,237	104,801	188,705	1,063,743	643,524	81,242	150,479	875,245
Acquired loans:
Pass	43,770	114	18,962	62,846	52,427	230	20,794	73,451
Special mention	1,847	-	162	2,009	-	-	598	598
Substandard	1,152	-	771	1,923	1,591	801	982	3,374
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total acquired loans	46,769	114	19,895	66,778	54,018	1,031	22,374	77,243
Total loans:
Pass	806,686	104,915	205,946	1,117,547	691,136	81,472	169,542	942,150
Special mention	5,484	-	1,424	6,908	1,595	-	1,716	3,311
Substandard	4,836	-	1,230	6,066	4,811	801	1,531	7,143
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	64	64
Total loans	$817,006	$104,915	$208,600	$1,130,521	$697,542	$82,273	$172,853	$952,668

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Residential and Consumer Credit Quality Indicators
	At September 30, 2016				At December 31, 2015
	Residential				Residential
	Real Estate	Home Equity	Consumer	Total	Real Estate	Home Equity	Consumer	Total
	(In thousands)
Originated loans:
Pass	$175,237	$8,528	$277	$184,042	$172,478	$8,725	$117	$181,320
Special mention	-	72	-	72	864	80	-	944
Substandard	969	191	-	1,160	969	341	-	1,310
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	341	341	-	-	-	-
Total originated loans	176,206	8,791	618	185,615	174,311	9,146	117	183,574
Acquired loans:
Pass	2,790	5,805	1,039	9,634	2,873	6,545	1,539	10,957
Special mention	-	-	-	-	-	-	-	-
Substandard	-	454	3	457	-	235	79	314
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total acquired loans	2,790	6,259	1,042	10,091	2,873	6,780	1,618	11,271
Total loans:
Pass	178,027	14,333	1,316	193,676	175,351	15,270	1,656	192,277
Special mention	-	72	-	72	864	80	-	944
Substandard	969	645	3	1,617	969	576	79	1,624
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	341	341	-	-	-	-
Total loans	$178,996	$15,050	$1,660	$195,706	$177,184	$15,926	$1,735	$194,845

Loan portfolio aging analysis

When a loan is 15 days past due, the Company sends the borrower a late notice. The Company also contacts the borrower by phone if the delinquency is not corrected promptly after the notice has been sent.

When the loan is 30 days past due, the Company mails the borrower a letter reminding the borrower of the delinquency, and attempts to contact the borrower personally to determine the reason for the delinquency and ensure the borrower understands the terms of the loan. If necessary, subsequent delinquency notices are issued and the account will be monitored on a regular basis thereafter. By the 90th day of delinquency, the Company will send the borrower a final demand for payment or may take other appropriate legal action. A summary report of all loans 30 days or more past due is provided to the board of directors of the Company each month. Loans greater than 90 days past due are generally put on nonaccrual status. A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt. A loan is considered to be no longer delinquent when timely payments are made for a period of at least six months (one year for loans providing for quarterly or semi-annual payments) by the borrower in accordance with the contractual terms.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following tables set forth certain information with respect to our loan portfolio delinquencies by portfolio segment and amount as of September 30, 2016 and December 31, 2015:

	As of September 30, 2016
			Greater
	31-60 Days	61-90 Days	Than 90	Total Past
	Past Due	Past Due	Days	Due	Current	Total Loans
	(In thousands)
Originated Loans
Real estate loans:
Residential real estate	$-	$-	$969	$969	$175,237	$176,206
Commercial real estate	303	-	-	303	769,934	770,237
Construction	-	-	-	-	104,801	104,801
Home equity	132	-	-	132	8,659	8,791
Commercial business	941	-	-	941	187,764	188,705
Consumer	341	-	-	341	277	618
Total originated loans	1,717	-	969	2,686	1,246,672	1,249,358
Acquired Loans
Real estate loans:
Residential real estate	-	-	-	-	2,790	2,790
Commercial real estate	167	-	563	730	46,039	46,769
Construction	-	-	-	-	114	114
Home equity	-	-	454	454	5,805	6,259
Commercial business	134	52	-	186	19,709	19,895
Consumer	17	-	-	17	1,025	1,042
Total acquired loans	318	52	1,017	1,387	75,482	76,869
Total loans	$2,035	$52	$1,986	$4,073	$1,322,154	$1,326,227

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	As of December 31, 2015
			Greater
	31-60 Days	61-90 Days	Than 90	Total Past
	Past Due	Past Due	Days	Due	Current	Total Loans
	(In thousands)
Originated Loans
Real estate loans:
Residential real estate	$-	$-	$969	$969	$173,342	$174,311
Commercial real estate	-	311	-	311	643,213	643,524
Construction	-	-	-	-	81,242	81,242
Home equity	198	-	-	198	8,948	9,146
Commercial business	1,078	100	343	1,521	148,958	150,479
Consumer	-	-	-	-	117	117
Total originated loans	1,276	411	1,312	2,999	1,055,820	1,058,819
Acquired Loans
Real estate loans:
Residential real estate	-	-	-	-	2,873	2,873
Commercial real estate	333	-	762	1,095	52,923	54,018
Construction	-	-	801	801	230	1,031
Home equity	100	162	191	453	6,327	6,780
Commercial business	262	71	101	434	21,940	22,374
Consumer	17	-	-	17	1,601	1,618
Total acquired loans	712	233	1,855	2,800	85,894	88,694
Total loans	$1,988	$644	$3,167	$5,799	$1,141,714	$1,147,513

There were no loans delinquent greater than 90 days and still accruing as of September 30, 2016 and there were $1.1 million of loans delinquent greater than 90 days and still accruing as of December 31, 2015.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Loans on nonaccrual status

The following is a summary of nonaccrual loans by portfolio segment as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
	(In thousands)
Residential real estate	$969	$970
Commercial real estate	1,104	1,264
Home equity	645	395
Commercial business	585	1,160
Consumer	341	2
Total	$3,644	$3,791

The amount of income that was contractually due but not recognized on originated nonaccrual loans totaled $15 thousand and $38 thousand, respectively for the three months ended September 30, 2016, and 2015. The amount of income that was contractually due but not recognized on originated nonaccrual loans totaled $39 thousand and $110 thousand, respectively for the nine months ended September 30, 2016, and 2015. There was no and $3 thousand actual interest income recognized on these loans for the nine months ended September 30, 2016, and 2015, respectively.

At September 30, 2016 and December 31, 2015, there were no and $169 thousand of commitments to lend additional funds to any borrower on nonaccrual status, respectively.

The preceding table excludes acquired loans that are accounted for as purchased credit impaired loans totaling $0.0 million and $1.1 million, respectively at September 30, 2016 and December 31, 2015. Such loans otherwise meet the Company’s definition of a nonperforming loan but are excluded because the loans are included in loan pools that are considered performing. The discounts arising from recording these loans at fair value were due, in part, to credit quality. The acquired loans are accounted for on either a pool or individual basis and the accretable yield is being recognized as interest income over the life of the loans based on expected cash flows.

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following table summarizes impaired loans by portfolio segment as of September 30, 2016 and December 31, 2015:

	Carrying Amount		Unpaid Principal Balance		Associated Allowance
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(In thousands)
Originated
Impaired loans without a valuation allowance:
Residential real estate	$969	$969	$969	$969	$-	$-
Commercial real estate	3,202	4,291	3,202	4,291	-	-
Home equity	263	422	272	424	-	-
Commercial business	182	1,351	182	1,372	-	-
Total impaired loans without a valuation allowance	4,616	7,033	4,625	7,056	-	-

Impaired loans with a valuation allowance:
Residential real estate	-	864	-	864	-	2
Commercial real estate	482	-	482	-	2	-
Commercial business	394	626	394	690	5	71
Consumer	341	-	341	-	341	-
Total impaired loans with a valuation allowance	1,217	1,490	1,217	1,554	348	73
Total originated impaired loans	$5,833	$8,523	$5,842	$8,610	$348	$73

Acquired
Impaired loans without a valuation allowance:
Commercial real estate	$420	$611	$534	$678	$-	$-
Home equity	454	197	462	200	-	-
Commercial business	865	963	881	963	-	-
Total impaired loans without a valuation allowance	1,739	1,771	1,877	1,841	-	-

Impaired loans with a valuation allowance:
Commercial Real Estate	143	151	143	151	7	12
Commercial business	348	470	348	480	3	21
Consumer	3	7	3	7	3	5
Total impaired loans with a valuation allowance	494	628	494	638	13	38
Total acquired impaired loans	$2,233	$2,399	$2,371	$2,479	$13	$38

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following table summarizes the average recorded investment balance of impaired loans and interest income recognized on impaired loans by portfolio segment as of September 30, 2016 and December 31, 2015:

	Average Recorded Investment		Interest Income Recognized
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(In thousands)
Originated
Impaired loans without a valuation allowance:
Residential real estate	$969	$973	$-	$27
Commercial real estate	3,217	4,308	77	124
Home equity	270	429	2	10
Commercial business	216	1,374	10	49
Total impaired loans without a valuation allowance	4,672	7,084	89	210

Impaired loans with a valuation allowance:
Residential real estate	-	864	-	28
Commercial real estate	496	-	18	-
Commercial business	431	673	17	34
Consumer	343	-	-	-
Total impaired loans with a valuation allowance	1,270	1,537	35	62
Total originated impaired loans	$5,942	$8,621	$124	$272

Acquired
Impaired loans without a valuation allowance:
Commercial real estate	$442	$602	$-	$6
Home equity	457	198	3	2
Commercial business	914	999	32	54
Total impaired loans without a valuation allowance	1,813	1,799	35	62

Impaired loans with a valuation allowance:
Commercial real estate	144	151	-	3
Commercial business	361	506	16	14
Consumer	3	7	1	1
Total impaired loans with a valuation allowance	508	664	17	18
Total acquired impaired loans	$2,321	$2,463	$52	$80

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

The recorded investment in TDRs was $4.7 million at September 30, 2016 and $7.3 million at December 31, 2015.

The following tables present loans whose terms were modified as TDRs during the periods presented:

			Outstanding Recorded Investment
	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2016	2015	2016	2015	2016	2015
Three Months Ended September 30,
Commercial real estate	-	-	$-	$-	$-	$-
Commercial business	1	-	65	-	65	-
Total	1	-	$65	$-	$65	$-

			Outstanding Recorded Investment
	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2016	2015	2016	2015	2016	2015
Nine Months Ended September 30,
Commercial real estate	-	3	$-	$4,044	$-	$4,044
Commercial business	3	1	324	44	324	44
Total	3	4	$324	$4,088	$324	$4,088

All TDRs at September 30, 2016 and December 31, 2015 were performing in compliance with their modified terms, except for two non-accrual loans totaling $1.0 million at September 30, 2016 and two non-accrual loans totaling $1.1 million at December 31, 2015.

The following table provides information on how loans were modified as a TDR during the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Maturity/amortization concession	$-	$-	$-	$825
Maturity concession	65	-	324	-
Maturity and payment concession	-	-	-	3,263
Total	$65	$-	$324	$4,088

There were no loans modified in a troubled debt restructuring, for which there was a payment default during the three and nine months ended September 30, 2016 and 2015, respectively.

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

Warrants

Bank of New Canaan’s October 26, 2006 Stock Offering and the July 10, 2007 Private Placement (the “Offerings”) called for the issuance of Units. Each Unit issued pursuant to the Offerings represented one share of common stock and one nontransferable warrant. The warrants were exercisable at any time from and including October 1, 2009 and prior to or on November 30, 2009, unless extended or accelerated by the board of directors in their discretion. The board of directors extended the exercise period to October 5, 2015 through December 5, 2015. Each warrant allowed a holder to purchase .3221 shares of common stock at an exercise price of $14.00 per share. 945,789 Warrants were available to purchase up to 304,639 shares of common stock at $14.00 per share for a maximum offering of $4,264,946. As a result of the offering, 838,369 warrants were exercised for 269,992 shares of common stock for total gross proceeds of $3,779,888. There are no longer any outstanding warrants following the close of this offering.

As a result of the acquisition of Quinnipiac on October 1, 2014 the Company issued 68,600 warrants to former Quinnipiac warrant holders in accordance with the merger agreement. Each warrant was automatically converted into a warrant to purchase 0.56 shares of the Company’s common stock for an exercise price of $17.86. None of the warrants have been exercised as of September 30, 2016. The warrants expire on March 6, 2018.

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

On January 27, 2016 the Company’s Board of Directors declared a $0.05 per share cash dividend, payable February 22, 2016 to shareholders of record on February 12, 2016. On April 27, 2016 the Company’s Board of Directors declared a $0.05 per share cash dividend, payable May 26, 2016 to shareholders of record on May 16, 2016. On July 27, 2016 the Company’s Board of Directors declared a $0.05 per share cash dividend, payable August 26, 2016 to shareholders of record on August 16, 2016. Subsequent to September 30, 2016, the Company’s Board of Directors declared a $0.07 per share cash dividend, payable November 28, 2016 to shareholders of record on November 18, 2016, representing a 40% increase when compared to the last quarter.

The Company did not repurchase any of its common stock during 2016 or 2015.

5.	Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives accounted for as cash flow hedges. The Company’s total comprehensive income or loss for the three and nine months ended September 30, 2016 and 2015 is reported in the Consolidated Statements of Comprehensive Income.

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax for the three and nine months ended September 30, 2016 and 2015:

	Net Unrealized Gain	Net Unrealized Gain
	(Loss) on Available	(Loss) on Interest
	for Sale Securities	Rate Swap	Total
	(In thousands)
Balance at June 30, 2016	$1,227	$(1,511)	$(284)
Other comprehensive (loss) income before reclassifications	(241)	588	347
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net other comprehensive (loss) income	(241)	588	347
Balance at September 30, 2016	$986	$(923)	$63

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Net Unrealized Gain	Net Unrealized Gain
	(Loss) on Available	(Loss) on Interest
	for Sale Securities	Rate Swap	Total
	(In thousands)
Balance at June 30, 2015	$368	$(255)	$113
Other comprehensive income (loss) before reclassifications	116	(504)	(388)
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net other comprehensive income (loss)	116	(504)	(388)
Balance at September 30, 2015	$484	$(759)	$(275)

	Net Unrealized Gain	Net Unrealized Gain
	(Loss) on Available	(Loss) on Interest
	for Sale Securities	Rate Swap	Total
	(In thousands)
Balance at December 31, 2015	$405	$(178)	$227
Other comprehensive income (loss) before reclassifications	673	(745)	(72)
Amounts reclassified from accumulated other comprehensive income	(92)	-	(92)
Net other comprehensive income (loss)	581	(745)	(164)
Balance at September 30, 2016	$986	$(923)	$63

	Net Unrealized Gain	Net Unrealized Gain
	(Loss) on Available	(Loss) on Interest
	for Sale Securities	Rate Swap	Total
	(In thousands)
Balance at December 31, 2014	$644	$(113)	$531
Other comprehensive loss before reclassifications	(160)	(646)	(806)
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net other comprehensive loss	(160)	(646)	(806)
Balance at September 30, 2015	$484	$(759)	$(275)

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

6.	Earnings per Share

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

The following is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)		(In thousands, except per share data)
Net income	$3,140	$2,253	$9,027	$6,412
Preferred stock dividends	-	(27)	-	(82)
Dividends to participating securities	(6)	-	(18)	-
Undistributed earnings allocated to participating securities	(56)	(63)	(155)	(170)
Net income for earnings per share calculation	$3,078	$2,163	$8,854	$6,160

Weighted average shares outstanding, basic	7,397	7,045	7,388	7,039
Effect of dilutive equity-based awards	92	14	71	18
Weighted average shares outstanding, diluted	7,489	7,059	7,459	7,057
Net earnings per common share:
Basic earnings per common share	$0.42	$0.31	$1.20	$0.88
Diluted earnings per common share	0.41	0.31	1.19	0.87

7.	Regulatory Matters

The Federal Reserve, the FDIC and the other federal and state bank regulatory agencies establish regulatory capital guidelines for U.S. banking organizations.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

As of January 1, 2015, the Company and the Bank became subject to new capital rules set forth by the Federal Reserve, the FDIC and the other federal and state bank regulatory agencies. The capital rules revise the banking agencies’ leverage and risk-based capital requirements and the method for calculating risk weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act (the Basel III Capital Rules).

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

The Basel III Capital Rules limit a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of regulatory risk based capital ratios in addition to the amount necessary to meet its minimum risk-based capital requirements. The required minimum conservation buffer began to be phased in incrementally, starting at 0.625% on January 1, 2016 and will increase to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.5% on January 1, 2019.

Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.

Management believes, as of September 30, 2016, the Bank and Company meet all capital adequacy requirements to which they are subject and satisfies the criteria for a “well capitalized” institution. There are no conditions or events since then that management believes have changed this conclusion.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The capital amounts and ratios for the Bank and the Company at September 30, 2016 and December 31, 2015 were as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Capital		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Bankwell Bank
September 30, 2016
Common Equity Tier 1 Capital to Risk-Weighted Assets	$153,398	11.64%	$59,309	4.50%	$85,669	6.50%
Total Capital to Risk-Weighted Assets	169,886	12.89%	105,439	8.00%	131,799	10.00%
Tier I Capital to Risk-Weighted Assets	153,398	11.64%	79,079	6.00%	105,439	8.00%
Tier I Capital to Average Assets	153,398	10.45%	58,706	4.00%	73,383	5.00%
Bankwell Financial Group, Inc.
September 30, 2016
Common Equity Tier 1 Capital to Risk-Weighted Assets	$136,858	10.34%	$59,538	4.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	178,447	13.49%	105,845	8.00%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	136,858	10.34%	79,384	6.00%	N/A	N/A
Tier I Capital to Average Assets	136,858	9.14%	59,908	4.00%	N/A	N/A

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Capital		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Bankwell Bank
December 31, 2015
Common Equity Tier 1 Capital to Risk-Weighted Assets	$142,651	12.18%	$52,709	4.50%	$76,135	6.50%
Total Capital to Risk-Weighted Assets	156,820	13.39%	93,705	8.00%	117,131	10.00%
Tier I Capital to Risk-Weighted Assets	142,651	12.18%	70,279	6.00%	93,705	8.00%
Tier I Capital to Average Assets	142,651	10.84%	52,620	4.00%	65,775	5.00%
Bankwell Financial Group, Inc.
December 31, 2015
Common Equity Tier 1 Capital to Risk-Weighted Assets	$128,692	10.92%	$53,052	4.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	167,867	14.24%	94,315	8.00%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	128,692	10.92%	70,736	6.00%	N/A	N/A
Tier I Capital to Average Assets	128,692	9.75%	52,819	4.00%	N/A	N/A

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

Equity award plans

The Company has five equity award plans, which are collectively referred to as the “Plan.” The current plan under which any future issuances of equity awards will be made is the 2012 BNC Financial Group, Inc. Stock Plan, or the “2012 Plan,” amended on June 26, 2013. All equity awards made under the 2012 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of share options or restricted stock. At September 30, 2016, there were 480,807 shares reserved for future issuance under the 2012 Plan.

Stock Options: The Company accounts for stock options based on the fair value at the date of grant and records option related expense over the vesting period of such awards on a straight line basis. For the nine months ended September 30, 2016 and 2015, the Company recorded expense related to options granted under the various share option plans of approximately $7 thousand and $11 thousand, respectively.

There were no options granted during the nine months ended September 30, 2016.

A summary of the status of outstanding share options as of and for the nine months ended September 30, 2016 is presented below:

	Nine Months Ended
	September 30, 2016
		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Options outstanding at beginning of period	195,928	$18.07
Exercised	(17,600)	16.09
Expired	(10,820)	17.85
Options outstanding at end of period	167,508	18.29

Options exercisable at end of period	166,058	18.32

Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. The total intrinsic value of share options exercised during the nine months ended September 30, 2016 was $72 thousand.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.

The following table presents the activity for restricted stock for the nine months ended September 30, 2016:

	Nine Months Ended September 30,
	2016
		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Unvested at beginning of period	143,323	$15.92
Granted	29,300	22.30
Vested	(11,232)	16.04
Forfeited	(683)	20.04
Unvested at end of period	160,708	18.55

The Company's restricted stock expense for the nine months ended September 30, 2016 and 2015 was $781 thousand and $796 thousand, respectively.

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

In January 2016 the Company modified the market conditions restricted stock grant. The total shares originally granted for the $29.00 price target have been modified to a time based restricted stock grant. The shares will vest over a four year period with the first installment to vest on December 1, 2016 and the remaining shares to vest on each annual anniversary thereafter. In addition, the shares originally granted for the $25.00 and $27.00 price targets have been modified. These shares may vest over a period from the date of the modification to December 1, 2019 based on meeting the price targets. The price targets will be met when the 30 day average stock price meets or exceeds the price targets. The Company determined the fair market value of the modified awards for the $25.00 and $27.00 price targets in accordance with ASC 718 Stock Compensation using the Monte Carlo simulation model deemed appropriate for this type of modification. The Company will expense an incremental cost associated with this modification of $2.19 for the awards that vest at the $25 stock price, $2.03 for the awards that vest at the $27 stock price and $13.66 for the awards that were modified to a time based grant. The remaining and incremental expense will be recognized on a straight line basis over the requisite service period. The Company recognized $161 thousand and $128 thousand in stock compensation expense for the nine months ended September 30, 2016 and 2015 for these restricted stock awards, respectively.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

9.	Derivative Instruments

Information about derivative instruments at September 30, 2016 and December 31, 2015 is as follows:

September 30, 2016:

					Fair Value
(Dollars in thousands)	Notional	Original			Asset
	Amount	Maturity	Received	Paid	(Liability)

Cash flow hedge:
Interest rate swap on FHLB advance	$25,000	4.7 years	3-month LIBOR	1.62%	$(347)
Interest rate swap on FHLB advance	$25,000	5.0 years	3-month LIBOR	1.83%	(618)
Interest rate swap on FHLB advance	$25,000	5.0 years	3-month LIBOR	1.48%	(367)
Interest rate swap on FHLB advance	$25,000	5.0 years	3-month LIBOR	1.22%	(92)
					$(1,424)

December 31, 2015:

					Fair Value
(Dollars in thousands)	Notional	Original			Asset
	Amount	Maturity	Received	Paid	(Liability)

Cash flow hedge:
Interest rate swap on FHLB advance	$25,000	4.7 years	3-month LIBOR	1.62%	$(181)
Interest rate swap on FHLB advance	$25,000	5.0 years	3-month LIBOR	1.83%	(276)
Interest rate swap on FHLB advance	$25,000	5.0 years	3-month LIBOR	1.48%	181
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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

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

Changes in the consolidated statements of comprehensive income related to interest rate derivatives designated as hedges of cash flows were as follows for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015

Interest rate swap on FHLB advance:
Unrealized gains (losses) recognized in accumulated other comprehensive income	$904	$(826)	$(1,147)	$(1,058)
Income tax (expense) benefit on items recognized in accumulated other comprehensive income	(316)	322	402	412
Other comprehensive income (loss)	$588	$(504)	$(745)	$(646)
Interest expense recognized on hedged FHLB advance	$386	$253	$999	$681

10.	Fair Value of Financial Instruments

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at either September 30, 2016 or December 31, 2015. The estimated fair value amounts have been measured as of the respective period-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The carrying values, fair values and placement in the fair value hierarchy of the Company's financial instruments at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$94,731	$94,731	$94,731	$-	$-
Federal funds sold	1,357	1,357	1,357	-	-
Available for sale securities	82,752	82,752	-	82,752	-
Held to maturity securities	16,909	16,901	-	16,901	-
Loans held for sale	400	400	-	400	-
Loans receivable, net	1,305,065	1,318,755	-	-	1,318,755
Accrued interest receivable	4,499	4,499	-	-	4,499
FHLB stock	7,943	7,943	-	-	7,943

Financial Liabilities:
Demand deposits	$176,405	$176,405	$-	$-	$176,405
NOW and money market	382,484	382,484	-	-	382,484
Savings	63,501	63,501	-	-	63,501
Time deposits	594,552	597,417	-	-	597,417
Advances from the FHLB	175,000	175,652	-	-	175,652
Subordinated debentures	25,038	23,252	-	-	23,252
Derivative liability	1,424	1,424	-	1,424	-

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	December 31, 2015
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$49,562	$49,562	$49,562	$-	$-
Federal funds sold	39,035	39,035	39,035	-	-
Available for sale securities	40,581	40,581	-	40,581	-
Held to maturity securities	10,226	10,228	-	10,228	-
Loans receivable, net	1,129,748	1,135,227	-	-	1,135,227
Accrued interest receivable	4,071	4,071	-	-	4,071
FHLB stock	6,554	6,554	-	-	6,554

Financial Liabilities:
Demand deposits	$164,553	$164,553	$-	$-	$164,553
NOW and money market	347,846	347,846	-	-	347,846
Savings	97,846	97,846	-	-	97,846
Time deposits	436,697	438,214	-	-	438,214
Advances from the FHLB	120,000	120,025	-	-	120,025
Subordinated debentures	25,000	24,505	-	-	24,505
Derivative liability	276	276	-	276	-

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

Loans held for sale: The fair value is based upon prevailing market prices for similar loans.

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

Level 1 —	Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2—	Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 —	Significant unobservable inputs that reflect a company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Financial instruments measured at fair value on a recurring basis

The following tables detail the financial instruments carried at fair value on a recurring basis at September 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the nine months ended September 30, 2016 and the year ended December 31, 2015.

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
September 30, 2016:
Available for sale investment securities:
U.S. Government and agency obligations	$-	$54,678	$-
State agency, U.S. territories and municipal obligations	-	16,560	-
Corporate bonds	-	11,514	-
Derivative liability	-	(1,424)	-

December 31, 2015:
Available for sale investment securities:
U.S. Government and agency obligations	$-	$7,143	$-
State agency, U.S. territories and municipal obligations	-	17,504	-
Corporate bonds	-	11,437	-
Mortgage backed securities	-	4,497	-
Derivative liability	-	(276)	-

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following table details the financial instruments carried at fair value on a nonrecurring basis at September 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
September 30, 2016:
Impaired loans	$-	$-	$8,066
Foreclosed real estate	-	-	272

December 31, 2015:
Impaired loans	$-	$-	$10,922
Foreclosed real estate	-	-	1,248

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at September 30, 2016 and December 31, 2015:

		Valuation
(Dollars in thousands)	Fair Value	Methodology	Unobservable Input	Range
September 30, 2016:

Impaired loans	$8,066	Appraisals	Discount to appraised value	8.00% to 18.00%
		Discounted cash flows	Discount rate	4.25% to 6.25%

Foreclosed real estate	$272	Appraisals	Discount to appraised value	20.00%

December 31, 2015:

Impaired loans	$10,922	Appraisals	Discount to appraised value	8.00% to 10.00%
		Discounted cash flows	Discount rate	3.25% to 7.00%

Foreclosed real estate	$1,248	Appraisals	Discount to appraised value	10.0% to 25.0%

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

The Notes have been structured to qualify for the Company as Tier 2 capital under regulatory guidelines. The Company will use the net proceeds from the sales of the Notes for general corporate purposes as well as providing equity capital to the Bank. The Notes were assigned an investment grade rating of BBB by Kroll Bond Rating Agency, which was reaffirmed in the third quarter of 2016.

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

On January 27, 2016 the Company’s Board of Directors declared a $0.05 per share cash dividend, payable February 22, 2016 to shareholders of record on February 12, 2016. On April 27, 2016 the Company’s Board of Directors declared a $0.05 per share cash dividend, payable May 26, 2016 to shareholders of record on May 16, 2016. On July 27, 2016 the Company’s Board of Directors declared a $0.05 per share cash dividend, payable August 26, 2016 to shareholders of record on August 16, 2016. Subsequent to September 30, 2016, the Company's Board of Directors declared a $0.07 per share cash dividend, payable November 28, 2016 to shareholders of record on November 18, 2016, representing a 40% increase when compared to the last quarter.

Earnings Overview

Net income available to common shareholders was $3.1 million, or $0.41 per diluted share, and $2.2 million, or $0.31 per diluted share, for the three months ended September 30, 2016 and 2015, respectively. Returns on average equity and average assets for the three months ended September 30, 2016 were 8.96% and 0.85%, respectively, compared to 6.92% and 0.69%, respectively, for the three months ended September 30, 2015.

Net income available to common shareholders was $9.0 million, or $1.19 per diluted share, and $6.3 million, or $0.87 per diluted share, for the nine months ended September 30, 2016 and 2015, respectively. Returns on average equity and average assets for the nine months ended September 30, 2016 were 8.84% and 0.85%, respectively, compared to 6.45% and 0.74%, respectively, for the nine months ended September 30, 2015.

For the three months ended September 30, 2016, we had net interest income of $12.5 million, an increase of $1.6 million, or 14.7%, over the three months ended September 30, 2015. Our net interest margin (fully taxable equivalent basis) for the three months ended September 30, 2016 and 2015 was 3.57% and 3.67%, respectively. We experienced a decrease in our non-interest income, which totaled $750 thousand for the three months ended September 30, 2016 representing 5.6% of our total revenue, down from $1.2 million, or 10.0% of total revenue, for the three months ended September 30, 2015.

For the nine months ended September 30, 2016, we had net interest income of $35.8 million, an increase of $4.3 million, or 13.5%, over the nine months ended September 30, 2015. Our net interest margin (fully taxable equivalent basis) for the nine months ended September 30, 2016 and 2015 was 3.54% and 3.83%, respectively. We experienced a decrease in our non-interest income, which totaled $2.3 million for the nine months ended September 30, 2016 representing 6.0% of our total revenue, down from $2.6 million, or 7.7% of total revenue, for the nine months ended September 30, 2015.

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned on loans and securities and interest paid on deposits and other borrowings, and is the primary source of our operating income. Net interest income is affected by the level of interest rates, changes in interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Included in interest income are certain loan fees, such as deferred origination fees, late charges and the effect of deferred loan fees and costs accounted for as yield adjustments. Premium amortization and discount accretion are included in the respective interest income and interest expense amounts. The following tables and discussion present net interest income on a fully taxable equivalent, or FTE basis, by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities. We convert tax-exempt income to a FTE basis using the statutory federal income tax rate adjusted for applicable state income taxes net of the related federal tax benefit. The average balances are principally daily averages.

FTE net interest income for the three months ended September 30, 2016 and 2015 was $12.7 million and $11.1 million, respectively. FTE net interest income for the nine months ended September 30, 2016 and 2015 was $36.2 million and $31.9 million, respectively. Net interest income was favorable impacted by higher average balances, offset by lower margins. Our net interest margin decreased 10 basis points to 3.57% for the three months ended September 30, 2016, compared to the three months ended September 30, 2015 and decreased 29 basis points to 3.54% for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The decrease in the net interest margin was primarily due to higher rates on interest bearing deposits driven by promotional rate increases to remain competitive in the market place and the addition of $25.5 million of 5.75% fixed rate subordinated debentures in August of 2015.

FTE basis interest income for the three months ended September 30, 2016 increased by $2.5 million, or 18.7%, to $15.8 million, compared to FTE basis interest income for the three months ended September 30, 2015 due primarily to loan growth in our commercial real estate and commercial business portfolios. Average interest-earning assets were $1.4 billion for the three months ended September 30, 2016, up by $213.6 million or 17.7% compared to the three months ended September 30, 2015. The average yield on interest earning assets was basically flat, increasing slightly from 4.31% for the three months ended September 30, 2015 to 4.34% for the three months ended September 30, 2016 due mainly to higher yields on the Federal Home Loan Bank Stock, Cash and Fed Funds offsetting lower yields on commercial real estate loans.

FTE basis interest income for the nine months ended September 30, 2016 increased by $7.6 million, or 20.4%, to $44.8 million, compared to FTE basis interest income for the nine months ended September 30, 2015 due primarily to growth in our commercial real estate and commercial business portfolios. Average interest-earning assets were $1.4 billion for the nine months ended September 30, 2016, up by $257.3 million or 23.2% from the nine months ended September 30, 2015, offset by lower yields on earning assets. The average balance of total loans increased $222.5 million, or 22.2%, contributing $7.8 million to the increase in interest income. Commercial real estate and commercial business loan average balances grew by $171.1 million and $27.4 million, respectively. The average yield on interest earning assets decreased from 4.42% for the nine months ended September 30, 2015 to 4.31% for the nine months ended September 30, 2016 due mainly to lower yields on newly originated loans.

Interest expense for the three months ended September 30, 2016, increased by $0.9 million, or 39.6%, compared to interest expense for the three months ended September 30, 2015 due to a $185.5 million increase in the average balances of interest-bearing liabilities due to higher average balances in money market accounts, time accounts and borrowed money, and increased rates on deposits, primarily due to promotional rates on certificates of deposits to remain competitive in the market place and borrowed money as a result of the issuance of the subordinated debt in August of 2015.

Interest expense for the nine months ended September 30, 2016, increased by $3.3 million, or 61.4%, compared to interest expense for the nine months ended September 30, 2015 due to a $235.0 million increase in the average balances of interest-bearing liabilities due to higher average balances in money market accounts, time accounts and borrowed money, and increased rates on deposits, primarily due to promotional rates on certificates of deposits to remain competitive in the market place and borrowed money as a result of the issuance of the subordinated debt in August of 2015.

Average Balance Sheet, FTE basis Interest and Average Yields/Rates

The following tables present the average balances and yields earned on interest-earning assets and average balances and weighted average rates paid on our funding liabilities for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,
	2016			2015
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Cash and Fed funds sold	$28,305	$29	0.41%	$62,597	$33	0.21%
Securities (1)	98,480	762	3.09	57,234	551	3.85
Loans:
Commercial real estate	788,429	9,305	4.62	645,488	7,871	4.77
Residential real estate	178,106	1,600	3.59	175,908	1,569	3.57
Construction (2)	107,197	1,230	4.49	79,722	912	4.48
Commercial business	195,881	2,584	5.16	157,867	2,075	5.14
Home equity	14,706	156	4.23	16,422	155	3.75
Consumer	1,467	20	5.51	2,184	27	4.87
Acquired loans (net of mark)	482	19	15.60	2,558	51	7.91
Total loans	1,286,268	14,914	4.54	1,080,149	12,660	4.59
Federal Home Loan Bank stock	7,400	65	3.51	6,918	47	2.71
Total earning assets	1,420,453	15,770	4.34%	1,206,898	13,291	4.31%
Other assets	56,762			89,978
Total assets	$1,477,215			$1,296,876

Liabilities and shareholders' equity:
Interest -bearing liabilities:
NOW	$53,515	16	0.12%	$56,104	15	0.11%
Money market	330,263	484	0.58	293,150	408	0.55
Savings	62,689	64	0.40	103,555	214	0.82
Time	540,823	1,597	1.17	401,968	1,005	0.99
Total interest-bearing deposits	987,290	2,161	0.87	854,777	1,642	0.76
Borrowed money	171,385	946	2.20	118,391	583	1.95
Total interest bearing liabilities	1,158,675	3,107	1.07%	973,168	2,225	0.91%
Noninterest-bearing deposits	170,500			161,354
Other liabilities	8,591			33,257
Total Liabilities	1,337,766			1,167,779
Shareholders' equity	139,449			129,097
Total liabilities and shareholders' equity	$1,477,215			$1,296,876
Net interest income (3)		$12,663			$11,066
Interest rate spread			3.27%			3.40%
Net interest margin (4)			3.57%			3.67%

(1)	Average balances and yields for securities are based on amortized cost.
(2)	Includes commercial and residential real estate construction.
(3)	The adjustment for securities and loans taxable equivalency amounted to $136 thousand and $149 thousand, respectively, for the three months ended September 30, 2016 and 2015.
(4)	Annualized net interest income as a percentage of earning assets.

	Nine Months Ended September 30,
	2016			2015
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Cash and Fed funds sold	$30,559	$94	0.41%	$37,037	$61	0.22%
Securities (1)	102,107	2,321	3.03	61,233	1,706	3.72
Loans:
Commercial real estate	754,163	26,385	4.60	583,024	21,469	4.86
Residential real estate	178,699	4,807	3.59	174,389	4,727	3.61
Construction (2)	96,635	3,298	4.48	71,900	2,509	4.60
Commercial business	178,453	7,082	5.21	151,017	5,866	5.12
Home equity	15,206	468	4.11	17,551	494	3.77
Consumer	1,707	66	5.14	2,487	90	4.85
Acquired loans (net of mark)	863	61	9.46	2,877	155	7.22
Total loans	1,225,726	42,167	4.52	1,003,245	35,310	4.64
Federal Home Loan Bank stock	7,173	184	3.43	6,741	110	2.17
Total earning assets	1,365,565	44,766	4.31%	1,108,256	37,187	4.42%
Other assets	55,145			57,388
Total assets	$1,420,710			$1,165,644

Liabilities and shareholders' equity:
Interest -bearing liabilities:
NOW	$55,742	87	0.21%	$57,017	48	0.11%
Money market	319,289	1,331	0.56	253,662	1,007	0.53
Savings	71,243	215	0.40	95,242	492	0.69
Time	502,177	4,230	1.13	341,658	2,358	0.92
Total interest-bearing deposits	948,451	5,863	0.83	747,579	3,905	0.70
Borrowed money	158,247	2,682	2.26	124,129	1,389	1.50
Total interest bearing liabilities	1,106,698	8,545	1.03%	871,708	5,294	0.81%
Noninterest-bearing deposits	170,088			154,825
Other liabilities	7,479			6,137
Total Liabilities	1,284,265			1,032,670
Shareholders' equity	136,445			132,974
Total liabilities and shareholders' equity	$1,420,710			$1,165,644
Net interest income (3)		$36,221			$31,893
Interest rate spread			3.28%			3.61%
Net interest margin (4)			3.54%			3.83%

(1)	Average balances and yields for securities are based on amortized cost.
(2)	Includes commercial and residential real estate construction.
(3)	The adjustment for securities and loans taxable equivalency amounted to $417 thousand and $341 thousand, respectively, for the nine months ended September 30, 2016 and 2015.
(4)	Annualized net interest income as a percentage of earning assets.

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

	Three Months Ended			Nine Months Ended
	September 30, 2016 vs 2015			September 30, 2016 vs 2015
	Increase (Decrease)			Increase (Decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Cash and Fed funds sold	$(24)	$20	$(4)	$(12)	$45	$33
Securities	335	(124)	211	973	(358)	615
Loans:
Commercial real estate	1,694	(260)	1,434	6,017	(1,101)	4,916
Residential real estate	20	11	31	116	(36)	80
Construction	315	3	318	843	(54)	789
Commercial business	501	8	509	1,083	133	1,216
Home equity	(17)	18	1	(69)	43	(26)
Consumer	(10)	3	(7)	(29)	5	(24)
Acquired loans (net of mark)	(60)	28	(32)	(132)	38	(94)
Total loans	2,443	(189)	2,254	7,829	(972)	6,857
Federal Home Loan Bank stock	3	15	18	7	67	74
Total change in interest and dividend income	2,757	(278)	2,479	8,797	(1,218)	7,579
Interest expense:
Deposits:
NOW	(1)	2	1	(1)	40	39
Money market	54	22	76	271	53	324
Savings	(65)	(85)	(150)	(104)	(173)	(277)
Time	389	203	592	1,274	598	1,872
Total deposits	377	142	519	1,440	518	1,958
Borrowed money	286	77	363	450	843	1,293
Total change in interest expense	663	219	882	1,890	1,361	3,251
Change in net interest income	$2,094	$(497)	$1,597	$6,907	$(2,579)	$4,328

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

The provision for loan losses for the three months ended September 30, 2016 was $1.2 million compared to $1.5 million provision for loan losses for the three months ended September 30, 2015. The provision for loan losses for the nine months ended September 30, 2016 was $3.2 million compared to $2.9 million provision for loan losses for the nine months ended September 30, 2015. For further information, see sections titled Asset Quality and Allowance for Loan Losses.

Noninterest Income

The following tables compare noninterest income for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2016	2015	$	%
Service charges and fees	$241	$234	$7	3%
Bank owned life insurance	174	182	(8)	(4)
Gains and fees from sales of loans	163	447	(284)	(64)
Other	172	348	(176)	(51)
Total noninterest income	$750	$1,211	$(461)	(38)%

Noninterest income decreased $461 thousand to $750 thousand for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease was primarily driven by a decrease in the gains and fees from the sales of loans and other income. During the three months ended September 30, 2016, the Company recorded $163 thousand of gains on the sale of $2.3 million of loans. During the three months ended September 30, 2015, the Company recorded $447 thousand in gains on the sale of $5.7 million of loans. Other income decreased $176 thousand to $172 thousand for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease in other income was driven by a decrease in income recognized on the early pay-off of purchased credit impaired loans.

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2016	2015	$	%
Service charges and fees	$721	$675	$46	7%
Bank owned life insurance	522	549	(27)	(5)
Gains and fees from sales of loans	387	885	(498)	(56)
Gain on sale of foreclosed real estate, net	128	-	128	100
Net gain on sale of available for sale securities	92	-	92	100
Other	425	535	(110)	(21)
Total noninterest income	$2,275	$2,644	$(369)	(14)%

Noninterest income decreased $369 thousand to $2.3 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease was primarily driven by a decrease in the gains and fees from the sales of loans, offset by gains on the sale of foreclosed real estate and gains on the sale of available for sale securities. During the nine months ended September 30, 2016, the Company recorded $387 thousand of gains on the sale of $5.8 million of loans. During the nine months ended September 30, 2015, the Company recorded $885 thousand in gains on the sale of $13.4 million of loans.

Noninterest Expense

The following tables compare noninterest expense for the three and nine months ended September 30, 2016, and 2015:

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2016	2015	$	%
Salaries and employee benefits	$3,909	$3,798	$111	3%
Occupancy and equipment	1,435	1,370	65	5
Professional services	521	339	182	54
Data processing	417	416	1	0
Marketing	242	288	(46)	(16)
FDIC insurance	177	166	11	7
Director fees	128	136	(8)	(6)
Foreclosed real estate	47	81	(34)	(42)
Amortization of intangibles	39	51	(12)	(24)
Other	566	513	53	10
Total noninterest expense	$7,481	$7,158	$323	5%

Noninterest expense increased $323 thousand to $7.5 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase was primarily driven by an increase in salaries and employee benefits and professional services. Salaries and employee benefits increased $111 thousand to $3.9 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase in salaries and employee benefits was a result of an increase in full time equivalent employees. Total full time equivalent employees increased by 4 employees from 124 employees at September 30, 2015 to 128 employees at September 30, 2016. Professional services increased $182 thousand to $521 thousand for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase in professional services was a result of an increase in fees paid in relation to strategic initiatives.

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2016	2015	$	%
Salaries and employee benefits	$11,537	$11,817	$(280)	(2)%
Occupancy and equipment	4,235	4,029	206	5
Professional services	1,257	1,033	224	22
Data processing	1,201	1,157	44	4
Marketing	644	707	(63)	(9)
FDIC insurance	514	487	27	6
Director fees	423	424	(1)	(0)
Foreclosed real estate	149	73	76	104
Amortization of intangibles	119	153	(34)	(22)
Other	1,697	1,610	87	5
Total noninterest expense	$21,776	$21,490	$286	1%

Noninterest expense increased $286 thousand to $21.8 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase was primarily driven by an increase in professional services and occupancy and equipment expense, offset be a decrease in salaries and employee benefits. Professional services increased $224 thousand for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 as a result of an increase in fees paid in relation to strategic initiatives. Occupancy and equipment expense increased $206 thousand for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 as a result of an increase in IT related expenses to support growth initiatives and rent expense related to the opening of the Norwalk branch in March of 2015. Salaries and employee benefits decreased $280 thousand for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 as a result of a decrease in average full time equivalent employees. The average full time equivalent employees decreased by 3 employees from 127 average full time equivalent employees for the nine months ended September 30, 2015 to 124 full time equivalent employees for the nine months ended September 30, 2016.

Income Tax Expense

Income tax expense for the three months ended September 30, 2016 and 2015 totaled $1.4 million and $1.2 million, respectively. The effective tax rates for the three months ended September 30, 2016 and 2015 were 31.4%, and 35.3%, respectively. Income tax expense for the nine months ended September 30, 2016 and 2015 totaled $4.1 million and $3.4 million, respectively. The effective tax rates for the nine months ended September 30, 2016 and 2015 were 31.3%, and 34.8%, respectively. The decrease in the effective tax rate is driven by the formation of the passive investment company (PIC) in the fourth quarter of 2015 which reduced state income taxes, the decrease in the effective tax rate is partially offset by an increase in the federal tax rate from 34% to 35% due to the Company’s growth.

Financial Condition

Summary

At September 30, 2016, total assets were $1.6 billion, a $235.2 million, or 17.7%, increase over December 31, 2015. Total loans and deposits were $1.3 billion and $1.2 billion, respectively at September 30, 2016. Our credit quality remained strong, with nonperforming assets to total assets of 0.25% and the allowance for loan losses to total loans was 1.30%. Total shareholders’ equity at September 30, 2016 and December 31, 2015 was $140.6 million and $131.8 million, respectively. Tangible book value was $18.57 per share at September 30, 2016 compared to $17.43 per share at December 31, 2015.

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

Total loans before deferred loan fees and the allowance for loan losses were $1.3 billion at September 30, 2016, up by $178.7 million, or 15.6%, from December 31, 2015. Commercial real estate loans have experienced the most significant growth, up by $119.5 million.

The following table compares the composition of our loan portfolio for the dates indicated:

(In thousands)	September 30, 2016			December 31, 2015			Change
	Originated	Acquired	Total	Originated	Acquired	Total	Total
Real estate loans:
Residential	$176,206	$2,790	$178,996	$174,311	$2,873	$177,184	$1,812
Commercial	770,237	46,769	817,006	643,524	54,018	697,542	119,464
Construction	104,801	114	104,915	81,242	1,031	82,273	22,642
Home equity	8,791	6,259	15,050	9,146	6,780	15,926	(876)
	1,060,035	55,932	1,115,967	908,223	64,702	972,925	143,042
Commercial business	188,705	19,895	208,600	150,479	22,374	172,853	35,747
Consumer	618	1,042	1,660	117	1,618	1,735	(75)
Total loans	$1,249,358	$76,869	$1,326,227	$1,058,819	$88,694	$1,147,513	$178,714

Asset Quality

Asset quality metrics remained strong through the third quarter of 2016. Nonperforming assets totaled $3.9 million and represented 0.25% of total assets at September 30, 2016, compared to $5.0 million and 0.38% of total assets at December 31, 2015. Nonaccrual loans totaled $3.6 million at September 30, 2016, a decrease of $0.1 million compared to December 31, 2015. The balance of foreclosed real estate decreased $976 thousand and totaled $272 thousand at September 30, 2016 when compared to December 31, 2015.

The following table presents nonperforming assets and additional asset quality data for the dates indicated:

	At September 30, 2016			At December 31, 2015
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total
Nonaccrual loans:
Real estate loans:
Residential	$969	$-	$969	$970	$-	$970
Commercial	960	144	1,104	970	294	1,264
Home equity	191	454	645	198	197	395
Consumer	341	-	341	-	2	2
Commercial business	420	165	585	562	598	1,160
Total non accrual loans	2,881	763	3,644	2,700	1,091	3,791
Property acquired through foreclosure or repossession, net	-	272	272	-	1,248	1,248
Total nonperforming assets	$2,881	$1,035	$3,916	$2,700	$2,339	$5,039

Nonperforming assets to total assets	0.18%	0.07%	0.25%	0.20%	0.18%	0.38%
Nonaccrual loans to total loans	0.23%	0.99%	0.27%	0.25%	1.25%	0.33%
Total past due loans to total loans	0.21%	1.80%	0.31%	0.28%	3.20%	0.51%

Accruing loans 90 days or more past due	$-	$-	$-	$-	$1,105	$1,105

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

At September 30, 2016, our allowance for loan losses was $17.3 million and represented 1.30% of total loans, compared to $14.2 million, or 1.23% of total loans, at December 31, 2015. The net increase in the allowance primarily reflects a provision of $3.2 million.

The following tables present the activity in our allowance for loan losses and related ratios for the dates indicated, and include both originated and acquired allowance activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Balance at beginning of period	$16,100	$12,230	$14,169	$10,860
Charge-offs:
Construction	-	-	(7)	-
Commercial business	(69)	-	(69)	(15)
Consumer	(2)	-	(16)	(6)
Total charge-offs	(71)	-	(92)	(21)
Recoveries:
Consumer	2	1	7	5
Total recoveries	2	1	7	5
Net charge-offs (recoveries)	69	(1)	85	16
Provision charged to earnings	1,219	1,489	3,166	2,876
Balance at end of period	$17,250	$13,720	$17,250	$13,270
Net charge-offs (recoveries) to average loans	0.01%	0.00%	0.01%	0.00%
Allowance for loan losses to total loans	1.30%	1.22%	1.30%	1.22%

The following tables present the allocation of the allowance for loan losses and the percentage of these loans to total loans for the dates indicated:

	At September 30,		At December 31,
	2016		2015
		Percent of		Percent of
		Loan		Loan
(Dollars in thousands)	Amount	Portfolio	Amount	Portfolio
Residential real estate	$1,480	13.50%	$1,444	15.44%
Commercial real estate	9,126	61.60	7,705	60.79
Construction	2,079	7.91	1,504	7.17
Home equity	170	1.13	174	1.39
Commercial business	4,042	15.73	3,334	15.06
Consumer	353	0.13	8	0.15
Total allowance for loan losses	$17,250	100.00%	$14,169	100.00%

The allocation of the allowance for loan losses at September 30, 2016 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the allowance for loan losses at September 30, 2016 is appropriate to cover probable losses.

Investment Securities

At September 30, 2016, the carrying value of our investment securities portfolio totaled $99.7 million and represented 6.4% of total assets, compared to $50.8 million and represented 3.8% of total assets at December 31, 2015. The increase of $48.9 million, or 96.2%, primarily reflects purchases of U.S. Government agency obligations totaling $51.2 million and purchases of municipal bonds totaling $6.8 million. We purchase investment grade securities with a focus on earnings, duration exposure and for use as collateral for public funds.

The net unrealized gain position on our investment portfolio at September 30, 2016 and December 31, 2015 was $1.5 million and $628 thousand, respectively and included gross unrealized losses of $285 thousand and $461 thousand, respectively. The gross unrealized losses were concentrated in State agency, U.S. territories and municipal obligations, reflecting the unrealized loss on the Commonwealth of Puerto Rico COFINA bond (“COFINA Bond”). The Company continually monitors its state agency, U.S. Territories, municipal and corporate bond portfolios and at this time these portfolios have minimal default risk because state agency, U.S. Territories, municipal and corporate bonds are all rated above investment grade except for one U.S. Territory bond (a Commonwealth of Puerto Rico senior lien sales tax financing corporate bond or "COFINA" bond) with a cost of $995.0 thousand and a market value of $747.5 thousand as of September 30, 2016 that is rated two levels below investment grade. The Company has determined that the unrealized loss on this U.S. Territory bond is, as of September 30, 2016, not other than temporarily impaired because payments are backed by a senior lien position on dedicated cash receipts from sales tax revenue with strong debt service coverage. Subsequent to September 30, 2016, on November 2, 2016, the Company sold the COFINA bond resulting in a $251.6 thousand realized loss.

Sources of Funds

Total deposits were $1.2 billion at September 30, 2016, an increase of $170.0 million, from the balance at December 31, 2015 primarily reflecting increases in certificates of deposits and money market accounts. Certificates of deposit increased $157.9 million from $436.7 million at December 31, 2015 to $594.6 million at September 30, 2016. Money markets increased $30.0 million from $296.8 million at December 31, 2015 to $326.8 million at September 30, 2016. Brokered deposits totaled $103.8 million at September 30, 2016 and represent customer money reciprocal deposits for customers that desire FDIC protection and one way CDARS. Brokered deposits are utilized as an additional source of funding.

We utilize advances from the Federal Home Loan Bank of Boston, or FHLBB, as part of our overall funding strategy and to meet short-term liquidity needs. Total FHLBB advances were $175.0 million at September 30, 2016 compared to $120.0 million at December 31, 2015. The increase of $55.0 million, or 45.8%, reflects normal operating fluctuation in our borrowings.

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

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of September 30, 2016, the Company had cash and cash equivalents of $96.1 million and available-for-sale securities of $82.8 million. At September 30, 2016, outstanding commitments to originate loans totaled $46.6 million and undisbursed funds from approved lines of credit, home equity lines of credit and secured commercial lines of credit totaled $128.6 million. Time deposits scheduled to mature in one year or less at September 30, 2016 totaled $369.3 million. Historically, the Company’s deposit flow history has been that a significant portion of such deposits remain with the Company.

Capital Resources

Total shareholders’ equity was $140.6 million at September 30, 2016 compared to $131.8 million at December 31, 2015. The increase of $8.8 million primarily reflected net income of $9.0 million for the nine months ended September 30, 2016. The ratio of total equity to total assets was 8.98% at September 30, 2016, which compares to 9.90% at December 31, 2015.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At September 30, 2016, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At September 30, 2016, the Bank’s ratio of total common equity tier 1 capital to risk-weighted assets was 11.64%, total capital to risk-weighted assets was 12.89%, Tier 1 capital to risk-weighted assets was 11.64% and Tier 1 capital to average assets was 10.45%.

In July 2013, the Federal Reserve published Basel III rules establishing a new comprehensive capital framework of U.S. banking organizations. Under the rules, effective January 1, 2015 for the Company and Bank, the minimum capital ratios became a) 4.5% “Common Equity Tier 1” to risk-weighted assets, b) 6.0% Tier 1 capital to risk weighted assets and c) 8.0% total capital to risk-weighted assets. In addition, the new regulations imposed certain limitations on dividends, share buy-backs, discretionary payments on Tier 1 instruments and discretionary bonuses to executive officers if the organization does not maintain a capital conservation buffer for regulatory risk based capital ratios in an amount greater than 2.5% of its risk-weighted assets, in addition to the amount needed to meet its minimum risk-based capital requirements, phased in over a 5 year period until January 1, 2019. The conservation buffer will be phased in incrementally, starting at 0.625% on January 1, 2016 and will increase to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.5% on January 1, 2019. Accordingly, while these rules started to be phased in on January 1, 2015 (and the capital conservation buffer on January 1, 2016), the Company believes it is well positioned to meet the requirements as they become effective.

On January 27, 2016 the Company’s Board of Directors declared a $0.05 per share cash dividend, payable February 22, 2016 to shareholders of record on February 12, 2016. On April 27, 2016 the Company’s Board of Directors declared a $0.05 per share cash dividend, payable May 26, 2016 to shareholders of record on May 16, 2016. On July 27, 2016 the Company’s Board of Directors declared a $0.05 per share cash dividend, payable August 26, 2016 to shareholders of record on August 16, 2016. Subsequent to September 30, 2016, the Company's Board of Directors declared a $0.07 per share cash dividend, payable November 28, 2016 to shareholders of record on November 18, 2016, representing a 40% increase when compared to the last quarter.

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

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning September 30, 2016 and December 31, 2015:

Parallel Ramp	Estimated Percent Change
	in Net Interest Income
	September 30,	December 31,
Rate Changes (basis points)	2016	2015
-100	(1.58)%	(1.49)%
+200	(2.53)	(2.49)

Parallel Shock	Estimated Percent Change
	in Net Interest Income
	September 30,	December 31,
Rate Changes (basis points)	2016	2015
-100	(3.65)%	(3.47)%
+100	(1.79)	(2.36)
+200	(3.90)	(4.94)
+300	(7.03)	(8.65)

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

The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:

	Estimated Percent Change
	in Economic Value of Equity
	September 30,	December 31,
Rate Changes (basis points)	2016	2015
-100	(2.50)%	(3.80)%
+100	(9.10)	(7.80)
+200	(20.20)	(17.20)
+300	(30.30)	(25.40)

The net interest income at risk simulation results indicate that as of September 30, 2016, we remain liability sensitive. The liability sensitivity is due to the fact that there are more liabilities than assets subject to repricing as market rates change. The Bank remains within all internally established policies for interest rate risk and the economic value of equity calculation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

10.15	Employment Agreement of Penko Ivanov dated September 26, 2016

31.1	Certification of Christopher R. Gruseke pursuant to Rule 13a-14(a)

31.2	Certification of Ernest J. Verrico, Sr. pursuant to Rule 13a-14(a)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Bankwell Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankwell Financial Group, Inc.

Date: November 9, 2016	/s/ Christopher R. Gruseke
Christopher R. Gruseke
President and Chief Executive Officer

Date: November 9, 2016	/s/ Ernest J. Verrico, Sr.
Ernest J. Verrico, Sr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

