Form 10-K
period 2016-12-31
Bankwell Financial Group, Inc.
filed 2017-03-16
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
☐ Yes   ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes   ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☑ No
Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2016 based on the closing price of the common stock as reported on the NASDAQ Global Market: $126,477,348
As of February 28, 2017, there were 7,629,315 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders, expected to be filed pursuant to Regulation 14A within 120 days after the end of the 2016 fiscal year, are incorporated by reference into Part III of this report on form 10-K

Bankwell Financial Group, Inc.
Form 10-K
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

General
Bankwell Financial Group, Inc. (the Company, we, our, us) is a bank holding company, headquartered in New Canaan, Connecticut and offers a broad range of financial services through our banking subsidiary, Bankwell Bank (the Bank), a Connecticut state non-member bank founded in 2002. Our primary market is the New York metropolitan area, including Fairfield and New Haven Counties, Connecticut, which we serve from our main banking office located in New Canaan, Connecticut and eight other branch offices located throughout the Fairfield and New Haven County area. As of December 31, 2016, on a consolidated basis, we had total assets of approximately $1.6 billion, net loans of approximately $1.3 billion, total deposits of approximately $1.3 billion, and shareholders’ equity of approximately $145.9 million.
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
With the efforts of our strong management team, we continued our growth and maintained a strong track record of performance. From December 31, 2012 through December 31, 2016, our total assets grew from $610.0 million to approximately $1.6 billion; our gross loans outstanding grew from $530.1 million to approximately $1.4 billion and our noninterest bearing deposits grew from $78.1 million to approximately $187.6 million. We believe this growth was driven by our ability to provide superior service to our customers and our financial stability. This loan growth was achieved while maintaining our focus on our strong underwriting standards, which has been reflected in our low net charge-off levels.
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

•
Utilization of Efficient and Scalable Infrastructure.   We employ a systematic and calculated approach to increasing our profitability and improving our efficiencies. We continually upgrade our operating infrastructure particularly in the areas of technology, data processing, compliance and personnel. We believe that our scalable infrastructure provides us with an efficient operating platform from which to grow in the near term, while continuing to deliver our high-quality, responsive customer service, which will enhance our ability to grow and increase our returns.

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

Our Competitive Strengths
We believe that we are especially well-positioned to create value for our shareholders as a result of the following competitive strengths:
•
Our Market.   Our current market is defined as the New York metropolitan area, including Fairfield and New Haven Counties, Connecticut. The Stamford market area includes numerous affluent suburban communities of professionals who work and commute into New York City, approximately 50 miles from our headquarters, and many small to mid-sized businesses which support these communities. Fairfield County is the wealthiest county in Connecticut, with a 2011 – 2015 median household income of  $84,233 according to estimates from United States Census Bureau. We believe that this market has economic and competitive dynamics that are favorable to executing our growth strategy.

•
Experienced and Respected Management Team with a Proven and Successful Track Record.   Our executive management team is comprised of seasoned professionals with significant banking experience, a history of high performance at local financial institutions and success in identifying, acquiring and integrating financial institutions. Our senior management team includes Christopher R. Gruseke, Chief Executive Officer (two years with us), Heidi S. DeWyngaert, Executive Vice President, Chief Lending Officer (twelve years with us), Penko Ivanov, Executive Vice President, Chief Financial Officer (joined in September 2016), David Dineen, Executive Vice President, Head of Community Banking (one year with us) Christine A. Chivily, Executive Vice President, Chief Credit Officer (four years with us), Michele Johnson, Senior Vice President, Chief Risk Officer (eight years with us), John Adams, Senior Vice President, Chief Information Officer (three years with us).

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
•
Strong Capital Position.   At December 31, 2016, we had an 8.78% tangible common equity ratio, and the Bank had a 10.10% tier 1 leverage ratio and an 11.59% tier 1 risk-based ratio. We believe that our ability to attract capital has facilitated our growth and is an integral component to the execution of our business plan.

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

Employees
At December 31, 2016, we had a total of 124 full-time employees, 2 part-time employees and 1 temporary employee. None of our employees are subject to a collective bargaining agreement.
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
We emphasize personalized banking services and the advantage of local decision-making in our banking businesses, and this emphasis has been well received by the public in our market area. We derive a majority of our business from our local market area which includes our primary market area of the New York metropolitan area, including Fairfield and New Haven Counties, Connecticut.
Lending Activities
General.   Our primary lending focus is to serve commercial and middle-market businesses and their executives, high net worth individuals, not-for-profit organizations and consumers with a variety of financial products and services, while maintaining strong and disciplined credit policies and procedures. We offer a full array of commercial and retail lending products to serve the needs of our customers. Commercial lending products include owner-occupied commercial real estate loans, commercial real estate investment loans, commercial loans (such as business term loans, equipment financing and lines of credit) to small and mid-sized businesses and real estate construction and development loans. Retail lending products include residential mortgage loans, home equity lines of credit and consumer installment loans. Our retail lending products are offered to the community in general and as an accommodation to our commercial customers, and their executives and employees. We focus our lending activities on loans that we originate from borrowers located in our market. We have established an informal, internal lending limit to one relationship of up to 40% of unimpaired capital and allowance for loan losses, if secured by commercial real estate. A relationship in this instance is defined as loans made to different entities but with a shared borrower principal(s). For individual loans, limits are set so as not to exceed the statutory maximum of 15% of unimpaired capital and allowance for loan losses.
We market our lending products and services to qualified borrowers through conveniently located banking offices, relationship networks and high touch personal service. We target our business development and marketing strategy primarily on small to medium businesses. Our relationship managers actively solicit the business of companies entering our market areas as well as long-standing businesses operating in the communities we serve. We seek to attract new lending customers through professional service, relationship networks, competitive pricing and innovative structure, including the utilization of federal and state tax incentives. We pride ourselves on smart, efficient underwriting and timely decision making for new loan requests due to our leaner approval structure and local decision-making. We believe this gives us a competitive advantage over larger institutions that are not as nimble.
Total loans before deferred loan fees and the allowance for loan losses were $1.4 billion at December 31, 2016. Since December 31, 2012, total loans have increased $835.9 million from $530.1 million, reflecting expansion of our branch network, including $70.1 million of acquired loans from The Wilton Bank and Quinnipiac Bank and Trust Company. The following table summarizes the composition of our loan portfolio for the dates indicated.
	At December 31,
	2016		2015		2014
	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
	(In thousands)
Real estate loans:
Residential	$181,310	13.27%	$177,184	15.44%	$175,031	18.83%
Commercial	845,322	61.89	697,542	60.79	521,181	56.06
Construction	107,441	7.87	82,273	7.17	63,229	6.80
Home equity	14,419	1.05	15,926	1.39	18,166	1.95
	1,148,492	84.08	972,925	84.79	777,607	83.64
Commercial business	215,914	15.81	172,853	15.06	149,259	16.05
Consumer	1,533	0.11	1,735	0.15	2,896	0.31
Total loans	$1,365,939	100.00%	$1,147,513	100.00%	$929,762	100.00%

	At December 31,
	2013		2012
	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
	(In thousands)
Real estate loans:
Residential	$155,874	24.66%	$144,288	27.22%
Commercial	316,533	50.08	284,763	53.72
Construction	51,545	8.16	33,148	6.26
Home equity	13,892	2.20	11,030	2.08
	537,844	85.10	473,229	89.28
Commercial business	93,566	14.80	56,764	10.71
Consumer	602	0.10	57	0.01
Total loans	$632,012	100.00%	$530,050	100.00%

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
Construction loans.   Our construction portfolio includes loans to small and midsized businesses to construct owner-used properties, loans to developers of commercial real estate investment properties and residential developments and, to a lesser extent, loans to individual clients for construction of single family homes in our market. Construction and development loans are generally made with a term of one to two years and interest is paid monthly. The ratio of the loan principal to the value of the collateral, as established by independent appraisal, typically will not exceed industry standards. Loan proceeds are disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector. Risks associated with construction loans include fluctuations in the value of real estate, project completion risk and change in market trends. We are also exposed to risk based on the ability of the construction loan borrower to refinance the debt or sell the property upon completion of the project, which may be affected by changes in market trends since the time that we funded the construction loan.
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
Consumer loans.   We offer consumer loans as an accommodation to our existing customers, but do not market consumer loans to persons who do not have a pre-existing relationship with us. As of December 31, 2016, our consumer loans represented less than 1% of our total loan portfolio. We do not expect our consumer loans to become a material component of our loan portfolio at any time in the foreseeable future. Although we do not engage in any material amount of consumer lending, our consumer loans, which are underwritten primarily based on the borrower’s financial condition and, in many cases, are unsecured credits, subject us to risk based on changes in the borrower’s financial condition, which could be affected by numerous factors, including those discussed above.
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
Credit concentrations.   In connection with the management of our credit portfolio, we actively manage the composition of our loan portfolio, including credit concentrations. We monitor borrower and loan product concentrations on at least a quarterly basis. Loan product concentrations are reviewed annually in conjunction with the portfolio’s credit quality and the business plan for the coming year. All concentrations are monitored by our Chief Credit Officer and our Loan Committee. We have also established an informal, internal lending limit to one relationship of up to 40% of unimpaired capital and allowance for loan losses, if secured by commercial real estate. A relationship in this instance is defined as loans made to different entities but with a shared borrower principal(s). For individual loans, limits are set so as not to exceed the statutory maximum of 15% of unimpaired capital and allowance for loan losses. Our top 20 borrowing relationships range in exposure from $12.4 million to $56.0 million and are monitored on an on-going basis.
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
Investment Activities
We manage our investment portfolio primarily for liquidity purposes. Our investment portfolio’s primary purpose is to provide adequate liquidity necessary to meet any reasonable decline in deposits and any anticipated increase in the loan portfolio. The majority of these securities are classified as available for sale. The portfolio’s secondary purpose is to generate earnings adequate to provide and contribute to stable income and to generate a profitable return while minimizing risk. Additionally, our investment portfolio is used to provide adequate collateral for various regulatory or statutory requirements and to manage our interest rate risk. We invest in a variety of high-grade securities, including government agency securities, government guaranteed mortgage backed securities, highly rated corporate bonds and municipal securities. We regularly evaluate the composition of our portfolio as changes occur with respect to the interest rate yield curve. Although we may sell investment securities from time to time to take advantage of changes in interest rate spreads, it is our policy not to sell investment securities unless we can reinvest the proceeds at a similar or higher spread, so as not to take gains to the detriment of future income.
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
Borrowed Funds
The Bank is a member of the Federal Home Loan Bank of Boston (FHLB), which is part of a twelve district Federal Home Loan Bank System. Members are required to own capital stock of the FHLB, and borrowings are collateralized by qualifying assets not otherwise pledged (principally single family residential mortgage loans and securities). The maximum amount of credit that the FHLB will extend varies from time to time, depending on its policies and the amount of qualifying collateral the member can pledge. We utilize advances from the FHLB as part of our overall funding strategy and to meet short-term liquidity needs
On August 19, 2015 the Company completed a private placement of  $25.5 million in aggregate principal amount of fixed rate subordinated notes (the “Notes”) to certain institutional investors. The Notes are non-callable for five years, have a stated maturity of August 15, 2025, and bear interest at a quarterly pay fixed rate of 5.75% per annum to the maturity date or the early redemption date.
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
The current United States Administration has announced that it intends to slow down the adoption of new Dodd-Frank Act regulations and to consider proposing changes to the legislation. The following summary assumes no changes to the Dodd-Frank Act and regulations adopted to date.
The Dodd-Frank Act also created the Consumer Financial Protection Bureau with extensive powers to implement and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings associations including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings associations with more than $10 billion in assets. Banks and savings associations with $10 billion or less in assets will continue to be examined for compliance with federal consumer protection and fair lending laws by their applicable primary federal bank regulators. The Dodd-Frank Act also weakens the federal preemption available for national banks and federal savings associations and gives state attorneys general certain authority to enforce applicable federal consumer protection laws.
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
Lending Activities.   Connecticut banking laws grant banks broad lending authority. With certain limited exceptions, loans to any one obligor under this statutory authority may not exceed 15% and fully secured loans may not exceed an additional 10% of a bank’s equity capital and allowance for loan losses.
Dividends.   The Bank may pay cash dividends out of its net profits. For purposes of this restriction, “net profits” represents the remainder of all earnings from current operations. Further, the total amount of all dividends declared by a bank in any year may not exceed the sum of a bank’s net profits for the year in question combined with its retained net profits from the preceding two years. Federal law also prevents an institution from paying dividends or making other capital distributions that, if by doing so, would cause it to become “undercapitalized”. Beginning January 1, 2016, the Basel III Capital Rules limit the amount of dividends the Bank can pay if its capital ratios are below the threshold levels of the capital conservation buffer established by the rules. The capital conservation buffer is being phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer of 2.5% (as a percentage of risk-weighted assets) will be effective. The capital conservation buffer is in addition to the minimum risk-based capital requirement. The FDIC may further limit a bank’s ability to pay dividends. Moreover, the federal agencies have issued policy statements that provide that insured banks should generally only pay dividends out of current operating earnings.

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
Under federal law, the Bank may not pay any dividend to us if the Bank is undercapitalized or the payment of the dividend would cause it to become undercapitalized. Beginning January 1, 2016, the Basel III Capital Rules limit the amount of dividends the Bank can pay to us if its capital ratios are below the threshold levels of the capital conservation buffer established by the rules. The capital conservation buffer is being phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer of 2.5% (as a percentage of risk-weighted assets) will be effective. The capital conservation buffer is in addition to the minimum risk-based capital requirement. The FDIC may further restrict the payment of dividends by requiring the Bank to maintain a higher level of capital than would otherwise be required for it to be adequately capitalized for regulatory purposes. Moreover, if, in the opinion of the FDIC, the Bank is engaged in an unsafe or unsound practice (which could include the payment of dividends), the FDIC may require, generally after notice and hearing, it to cease such practice. The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe banking practice. The FDIC has also issued policy statements providing that insured depository institutions generally should pay dividends only out of current operating earnings.
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
The Basel III Capital Rules limit a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” of 2.5% in addition to the minimum risk based capital requirement. The “capital conservation buffer” is being phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.
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
Federal Home Loan Bank of Boston (FHLB).   The Bank is a member of the FHLB, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB.
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
Incentive Compensation Guidance.   The federal banking agencies have released comprehensive guidance on incentive compensation policies focused on ensuring that financial institutions’ incentive compensation policies do not undermine the safety and soundness of those institutions by encouraging excessive risk taking. The incentive compensation guidance sets expectations for financial institutions concerning their incentive compensation arrangements and related risk management, control and governance processes. All employees that have the ability to materially affect the risk profile of a financial institution, either individually or as part of a group, are covered by the guidance. The guidance is based upon three core concepts: (1) balanced risk-taking incentives; (2) effective controls and risk management compatibility; and (3) strong corporate governance. Deficiencies in compensation practices that are identified may be incorporated into the institution’s supervisory ratings, which can affect the organization’s ability to take certain actions, including the ability to make acquisitions or take other actions. Enforcement actions by the institution’s primary federal banking agency may be initiated if the institution’s incentive compensation programs pose a risk to the safety and soundness of the organization. In addition, beginning January 1, 2016, the Basel III Capital Rules limit discretionary bonus payments to the Bank’s executive officers if its capital ratios are below the threshold levels of the capital conservation buffer established by the rules. The capital conservation buffer is being phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer of 2.5% (as a percentage of risk-weighted assets) will be effective. The capital conservation buffer is in addition to the minimum risk-based capital requirement.
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
Privacy Requirements.   Under the GLB Act, all financial institutions are required to establish policies and procedures to restrict the sharing of non-public customer data with non-affiliated parties and to protect customer data from unauthorized access. In addition, the Fair Credit Reporting Act of 1970, or FCRA, includes many provisions concerning national credit reporting standards and permits consumers, including customers of the Bank, to opt out of information-sharing for marketing purposes among affiliated companies. The Fair and Accurate Credit Transactions Act of 2004 amended certain provisions of the FCRA and requires banks and other financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The Bank currently has a privacy protection policy in place and believes such policy is in compliance with the regulations.

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
Net Operating Loss Carryovers:   A corporation may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2016, we had $2.8 million of net operating loss carryforwards for federal income tax purposes. The carryovers were transferred to the Company upon the merger with The Wilton Bank.
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
State Taxation
We are subject to the Connecticut corporation business tax. The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (7.5% for the fiscal years ending December 31, 2016 and 2015) to arrive at Connecticut income tax. We are also subject to state income tax in other states as a result of loan originations made in other states.
On October 8, 2015, the Bank formed a passive investment company, Bankwell Loan Servicing Group, Inc., in accordance with Connecticut tax laws, which permit transfers of real estate collateralized loans to such subsidiaries. The related earnings of the subsidiary, and any dividends it pays to the parent, are not subject to Connecticut income tax. The formation of the passive investment company reduced state income tax in 2016 and will continue to reduce state income tax in the future.
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
Our growth over the last several years has been partially attributable to our ability to originate and retain loans. Many of these loans have been made to a small number of borrowers, resulting in a high concentration of large loans to certain borrowers. We have established an informal, internal lending limit to one relationship of up to 40% of unimpaired capital and allowance for loan losses, if secured by commercial real estate. A relationship in this instance is defined as loans made to different entities but with a shared borrower principal(s). For individual loans, limits are set so as not to exceed the statutory maximum of 15% of unimpaired capital and allowance for loan losses. However, we may, under certain circumstances, consider going above this internal limit in situations where we are confident that (1) the loan to value ratio, other characteristics or the structure of the loan is such that it is a lower risk than standard, (2) we will be able to sell to another institution some portion of the relationship debt as either a whole loan or participation, (3) there is sufficient diversification in the ownership structure of the proposed borrowing entity that the involvement of one party to whom we have extended other debt will not significantly negatively impact the proposed loan’s performance in a downturn or (4) the proposed loan is secured by particularly strong collateral, for example, a commercial real estate loan secured by strong tenants with long-term leases, thereby reducing the reliance on the principals of the borrowing entity. As of December 31, 2016, our five largest relationships ranged from approximately $26.0 million to $56.0 million, and comprised in the aggregate, approximately 13% of our loan portfolio. In addition to other typical risks related to any loan, such as deterioration of the collateral securing the loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay their loan obligations for any reason, our nonperforming loans and our allowance for loan losses could increase significantly, which could adversely and materially affect our business, financial condition and results of operations.
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
As of December 31, 2016, approximately 84% of our loan portfolio was composed of commercial and consumer real estate loans. The sale of real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A decline in real estate values could impair the value of our collateral and our ability to sell the collateral upon any foreclosure, which would likely require us to increase our provision for loan losses. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. If we are required to re-value the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability could be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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

Our business is concentrated in Fairfield and New Haven Counties, Connecticut and the surrounding areas, and we are more sensitive than our more geographically diversified competitors to adverse changes in the local economy.
We conduct a majority of our operations in the New York metropolitan area, including Fairfield and New Haven Counties, Connecticut. A majority of the real estate loans in our loan portfolio are secured by properties located in the New York metropolitan area, including Fairfield and New Haven Counties. In addition, as of December 31, 2016, the majority of the loans in our loan portfolio (measured by dollar amount) were made to borrowers who live or conduct business in the New York metropolitan area. We compete against a number of financial institutions who maintain significant operations located outside of the New York metropolitan area and outside the State of Connecticut. Accordingly, any regional or local economic downturn, or natural or man-made disaster, that affects Connecticut or the New York metropolitan area or existing or prospective property or borrowers in Connecticut or the New York metropolitan area may affect us and our profitability more significantly and more adversely than our more geographically diversified competitors, which could cause a material adverse effect on our business, financial condition, results of operations and prospects.
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

Increased competition could require us to increase the rates we pay on deposits or lower the rates we offer on loans, which could reduce our profitability. We derive a majority of our business from our primary market area, the New York metropolitan area, including Fairfield and New Haven Counties, Connecticut. Our failure to compete effectively in our primary market could cause us to lose market share and could have a material adverse effect on our business, financial condition, results of operations and future prospects.
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
As part of our management team’s growth strategy, we pursue a business plan focused on the development and growth of our franchise in our existing market and surrounding areas. In addition to pursuing organic growth, another element of our management team’s strategy will be to acquire other branches, whole financial institutions or related lines of business. We intend to actively seek potential acquisition opportunities. There are numerous risks that may make it difficult for us to execute this growth strategy and we cannot assure you that we will be successful in executing any part of our management team’s strategy or that we will be able to maintain our historical rate of growth. Challenges we will face include obtaining regulatory approvals with respect to acquisitions, assuring that we will not become subject to regulatory actions in the future that could restrict our growth, identifying appropriate targets for acquisitions, negotiating acquisitions on terms that are acceptable to us, and encountering competition for acquisitions from financial institutions and other entities with similar business strategies that have greater financial resources, relevant experience and more personnel than us. Accordingly, there can be no assurance that we will be successful in completing future acquisitions at all or on terms that are acceptable to us. Our ability to grow will be limited if we are unable to successfully make acquisitions in the future.
Some institutions we may acquire may have distressed assets and there can be no assurance that we would be able to realize the value we predict from these assets or that we would make sufficient provision for future losses in the value of, or accurately estimate the future write downs taken in respect of, these assets.
Declines in home prices and/or weak general economic conditions may result in increases in delinquencies and losses in the loan portfolios and other assets of financial institutions that we may acquire in amounts that exceed our initial forecasts developed during the due diligence investigation prior to acquiring those institutions. In addition, the loss reserves of institutions we may acquire may prove inadequate or be negatively affected, and asset values may be impaired, in the future due to factors we cannot predict, including significant deterioration in economic conditions and further declines in collateral values and credit quality indicators. Any of these events could adversely affect the financial condition, liquidity, capital position and value of any institutions that we acquire and of the Bank as a whole.
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
We are limited in the amount we can loan to a single borrower by the amount of our capital. Under Connecticut banking law, the total direct or indirect liabilities of any one obligor that are not fully secured, however incurred, to any Connecticut bank, exclusive of such bank’s investment in the investment securities of such obligor, shall not exceed at the time incurred 15% of the equity capital and allowance for loan and lease losses of such bank. The total direct or indirect liabilities of any one obligor that are fully secured, however incurred, to any Connecticut bank, exclusive of such bank’s investment in the investment securities of such obligor, shall not exceed at the time incurred 10% of the equity capital and allowance for loan and lease losses of such bank, provided this limitation shall be separate from and in addition to the limitation on liabilities that are not fully secured. We have also established an informal, internal lending limit to one relationship of up to 40% of unimpaired capital and allowance for loan losses, if secured by commercial real estate. A relationship in this instance is defined as loans made to different entities but with a shared borrower principal(s). For individual loans, limits are set so as not to exceed the statutory maximum of 15%

of unimpaired capital and allowance for loan losses. Based upon our current capital levels and our informal, internal limit on loans, the amount we may lend both in the aggregate and to any one borrower is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our lending limit from doing business with us. We accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy may not always be available. If we are unable to compete effectively for loans from our target customers, we may not be able to effectively implement our business strategy, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.
We are dependent on our executive management team and other key employees and we could be adversely affected by the unexpected loss of their services.
We are led by an experienced core management team with substantial experience in the market that we serve, and our operating strategy focuses on providing products and services through long-term relationship managers. Accordingly, our success depends in large part on the performance of our key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. In particular, we believe that retaining the services and skills of our management team, including Mr. Gruseke, Ms. DeWyngaert, Ms. Chivily, Mr. Dineen and Mr. Ivanov is important to our success. The unexpected loss of services of any of these or other key personnel could have an adverse impact on us because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, which could cause a material adverse effect on our business, financial condition, results of operations and prospects.
The fair value of our investment securities can fluctuate due to factors outside of our control.
Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions with respect to individual securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.
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
Compliance with the myriad of laws and regulations applicable to our organization can be difficult and costly. In addition, these laws, regulations and policies are subject to continual review by governmental authorities, and changes to these laws, regulations and policies, including changes in interpretation or implementation of these laws, regulations and policies, could affect us in substantial and unpredictable ways and often impose additional compliance costs. Further, any new laws, rules and regulations, such as the Dodd-Frank Act, could make compliance more difficult or expensive. All of these laws and regulations, and the supervisory framework applicable to our industry, could have a material adverse impact on our operations and activities, financial condition, results of operations, growth plans and future prospects.
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
We are subject to further reporting requirements under the rules of the FDIC for the year ended December 31, 2016 as the Bank’s total assets exceed $1.0 billion, including a requirement for management to prepare a report that contains an assessment by management of the Bank’s effectiveness of internal control structure and procedures for financial reporting as of the end of such fiscal year. In addition, we are required to obtain an independent public accountant’s attestation report concerning our internal control structure over financial reporting. The rules for management to assess the Bank’s internal controls over financial reporting are complex, and require significant documentation, testing and possible remediation. The effort to comply with regulatory requirements relating to internal controls cause us to incur increased expenses and a diversion of management’s time and other internal resources. If the Bank cannot favorably assess the effectiveness of its internal controls over financial reporting, or if its independent registered public accounting firm is unable to provide an unqualified attestation report on the Bank’s internal controls, the price of our common stock as well as investor confidence could be adversely affected and we may be subject to additional regulatory scrutiny.
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

Item 1B.
Unresolved Staff Comments

None.
Item 2.
Properties

The Bank’s main office is located at 208 Elm Street in New Canaan, Connecticut. The property is leased by us until 2021, with two remaining five-year renewal options. In July 2012, we inititally leased additional space adjacent to 208 Elm Street at 220 Elm Street primarily for our executive management offices. The property located at 220 Elm Street was purchased by the Bank in December of 2016.
We also lease office space for each of our branch offices in New Canaan, Stamford, Norwalk, Fairfield and North Haven Connecticut, and our loan production office in Bridgeport. The leases for our facilities have terms expiring at dates ranging from 2017 to 2029, although certain of the leases contain options to extend beyond these dates. We own the Wilton and Hamden branch offices. We believe that our current facilities are adequate for our current level of operations. Each lease is at market rate based on similar properties in the applicable market area. We believe that we have the necessary infrastructure in place to support our projected growth.
Our branch offices are located as follows:
Branch	Address	Owned or Leased
Elm Street	208 Elm Street New Canaan, CT 06840	Lease (expires 2021)
Cherry Street	156 Cherry Street New Canaan, CT 06840	Lease (expires 2021)
Stamford	612 Bedford Street Stamford, CT 06901	Lease (expires 2020)
Sasco Hill	One Sasco Hill Road Fairfield, CT 06824	Lease (expires 2023)
Black Rock	2220 Black Rock Turnpike Fairfield, CT 06825	Lease (expires 2024)
Wilton	47 Old Ridgefield Road Wilton, CT 06897	Own
Norwalk	370 Westport Avenue Norwalk, CT 06851	Lease (expires 2029)
Hamden	2704 Dixwell Avenue Hamden, CT 06518	Own
North Haven	24 Washington Avenue North Haven, CT 06473	Lease (expires 2017)
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
The following table sets forth the high and low sales price and the dividends per share of the Company’s Common Stock for the last two fiscal years for each quarter as reported on the NASDAQ Global Market.
	2016			2015
	Sales Price		Cash Dividends Declared	Sales Price		Cash Dividends Declared
	High	Low		High	Low
Quarter Ended
March 31	$20.00	$18.48	$0.05	$21.12	$18.03	$—
June 30	24.85	19.60	$0.05	20.13	17.59	—
September 30	23.74	21.61	$0.05	19.79	17.33	—
December 31	34.80	23.00	$0.07	20.00	18.00	0.05
There were approximately 383 shareholders of record of BWFG Common Stock as of December 31, 2016. This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms or other nominees.
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

Bankwell Financial Group, Inc.

Total Return Performance
Index Value
190.00
170.00
150.00
130.00
110.00
90.00
05/15/14
12/31/14
12/31/15
12/31/16
Bankwell Financial Group, Inc.
Nasdaq Composite Index
Nasdaq Bank Index

Index	05/15/14	12/31/14	12/31/15	12/31/16
Bankwell Financial Group, Inc.	100.00	116.67	110.28	180.56
Nasdaq Composite Index	100.00	116.39	123.05	132.29
Nasdaq Bank Index	100.00	109.89	117.17	158.21
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
Item 6.
Selected Financial Data

The following table sets forth selected consolidated financial data as of the dates and for the periods presented. The selected consolidated statement of financial condition data as of December 31, 2016 and 2015 and the selected consolidated statement of income data for the years ended December 31, 2016, 2015 and 2014 have been derived mainly from our audited consolidated financial statements and related notes that we have included elsewhere in this Annual Report. The selected consolidated statement of financial condition data as of December 31, 2014, 2013 and 2012 and the selected consolidated statement of income data for the years ended December 31, 2013 and 2012 have been derived mainly from audited consolidated financial statements that are not presented in this Annual Report.
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

Selected Financial Data
	At or For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share data)
Statements of Income:
Interest income	$60,990	$50,754	$35,589	$28,092	$24,397
Interest expense	11,898	7,966	3,929	2,765	3,192
Net interest income	49,092	42,788	31,660	25,327	21,205
Provision for loan losses	3,914	3,230	2,152	585	1,821
Net interest income after provision for loan losses	45,178	39,558	29,508	24,742	19,384
Noninterest income	2,676	3,484	3,041	4,723	345
Noninterest expense	29,544	29,171	25,812	22,120	17,858
Income before income tax	18,310	13,871	6,737	7,345	1,871
Income tax expense	5,960	4,841	2,169	2,184	657
Net income	12,350	9,030	4,568	5,161	1,214
Net income attributable to common shareholders	$12,350	$8,905	$4,458	$5,050	$1,082
Per Share Data:
Basic earnings per share	$1.64	$1.23	$0.78	$1.46	$0.39
Diluted earnings per share	1.62	1.21	0.78	1.44	0.38
Book value per share (end of period)(a)	19.39	17.87	16.84	15.58	14.50
Tangible book value per share (end of period)(a)(b)	18.98	17.43	16.35	15.46	14.50
Shares outstanding (end of period)(a)	7,524,069	7,372,968	7,019,620	3,754,253	2,797,200
Weighted average shares outstanding – basic	7,396,019	7,071,550	5,577,942	3,395,779	2,767,850
Weighted average shares outstanding – diluted	7,491,052	7,140,558	5,605,512	3,451,393	2,864,700
Performance Ratios:
Return on average assets(c)	0.85%	0.75%	0.52%	0.77%	0.22%
Return on average common shareholders’ equity	8.94%	6.67%	5.13%	9.68%	2.73%
Return on average shareholders’ equity(c)	8.94%	6.76%	4.66%	8.17%	2.40%
Average shareholders’ equity to average assets	9.47%	11.08%	11.14%	9.32%	9.34%
Net interest margin	3.54%	3.77%	3.84%	3.94%	4.11%
Efficiency ratio(b)	56.5%	62.3%	68.7%	75.7%	82.8%
Asset Quality Ratios:
Total past due loans to total loans(d)	0.47%	0.51%	0.86%	0.73%	0.75%
Nonperforming loans to total loans(d)	0.22%	0.33%	0.36%	0.16%	0.75%
Nonperforming assets to total assets(e)	0.20%	0.38%	0.39%	0.23%	0.81%
Allowance for loan losses to nonperforming loans	612.26%	373.76%	323.02%	835.69%	200.84%
Allowance for loan losses to total loans(d)	1.32%	1.23%	1.17%	1.33%	1.50%
Net charge-offs (recoveries) to average loans(d)	0.01%	(0.01)%	(0.05)%	0.03%	0.07%
Statements of Financial Condition:
Total assets	$1,628,919	$1,330,372	$1,099,531	$779,618	$610,016
Gross portfolio loans(d)	1,365,939	1,147,513	929,762	632,012	530,050
Investment securities	104,610	50,807	76,463	42,413	46,412
Deposits	1,289,037	1,046,942	835,439	661,545	462,081
FHLB borrowings	160,000	120,000	129,000	44,000	91,000
Subordinated debt	25,051	25,000	—	—	—
Total equity	145,895	131,769	129,210	69,485	51,534
Capital Ratios:
Tier 1 capital to average assets(f)
Bankwell Bank	10.10%	10.84%	11.12%	7.91%	—%
The Bank of New Canaan	—%	—%	—%	—%	7.88%
The Bank of Fairfield	—%	—%	—%	—%	8.39%
Tier 1 capital to risk-weighted assets(f)
Bankwell Bank	11.59%	12.18%	12.47%	9.49%	—%
The Bank of New Canaan	—%	—%	—%	—%	9.09%
The Bank of Fairfield	—%	—%	—%	—%	10.80%
Total capital to risk-weighted assets(f)
Bankwell Bank	12.85%	13.39%	13.55%	10.74%	—%
The Bank of New Canaan	—%	—%	—%	—%	10.34%
The Bank of Fairfield	—%	—%	—%	—%	12.05%
Total shareholders’ equity to total assets	8.96%	9.90%	11.75%	8.91%	8.45%
Tangible common equity ratio(b)	8.78%	9.68%	10.47%	7.45%	6.65%

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
Efficiency ratio is defined as non-interest expenses, less merger and acquisition related expenses, other real estate owned expenses and amortization of intangible assets, divided by our operating revenue, which is equal to net interest income plus non-interest income excluding gains and losses on sales of securities, gains and losses on other real estate owned and gain on bargain purchase. In our judgment, the adjustments made to operating revenue allow investors and analysts to better assess our operating expenses in relation to our core operating revenue by removing the volatility that is associated with certain one-time items and other discrete items that are unrelated to our core business.
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
	Years Ended December 31,
	2016	2015	2014
Efficiency Ratio
Noninterest expense	$29,544	$29,171	$25,812
Less: foreclosed real estate expenses	157	168	36
Less: Amortization of Intangibles	151	196	133
Less: merger and acquisition expenses	—	2	1,801
Adjusted noninterest expense (numerator)	$29,236	$28,805	$23,842
Net interest income	$49,092	$42,788	$31,660
Noninterest income	2,676	3,484	3,041
Less: losses on sales of securities	(115)	—	—
Less: gains on sale of foreclosed real estate	128	—	—
Adjusted operating revenue (denominator)	$51,755	$46,272	$34,701
Efficiency ratio	56.5%	62.3%	68.7%
Tangible Common Equity and Tangible Common Equity/Tangible Assets
Total shareholders’ equity	$145,895	$131,769	$129,210
Less: preferred stock	—	—	10,980
Common shareholders’ equity	145,895	131,769	118,230
Less: Intangible assets	3,090	3,241	3,437
Tangible Common shareholders’ equity	$142,805	$128,528	$114,793
Total assets	$1,628,919	$1,330,372	$1,099,531
Less: Intangible assets	3,090	3,241	3,437
Tangible assets	$1,625,829	$1,327,131	$1,096,094
Tangible common shareholders’ equity to tangible assets	8.78%	9.68%	10.47%
Tangible Book Value per Share
Total shareholders’ equity	$145,895	$131,769	$129,210
Less: preferred stock	—	—	10,980
Common shareholders’ equity	145,895	131,769	118,230
Less: Intangible assets	3,090	3,241	3,437
Tangible common shareholders’ equity	$142,805	$128,528	$114,793
Common shares issued	7,620,663	7,516,291	7,185,482
Less: shares of unvested restricted stock	96,594	143,323	165,862
Common shares outstanding	7,524,069	7,372,968	7,019,620
Book value per share	$19.39	$17.87	$16.84
Less: effects of intangible assets	0.41	0.44	0.49
Tangible Book Value per Common Share	$18.98	$17.43	$16.35

	Years Ended December 31,
	2016	2015	2014
Total Revenue
Net Interest income	$49,092	$42,788	$31,660
Add: noninterest income	2,676	3,484	3,041
Total Revenue	$51,768	$46,272	$34,701
Noninterest income as a percentage of total revenue	5.17%	7.53%	8.76%
Return on Average Common Shareholders’ Equity
Net Income Attributable to Common Shareholders	$12,350	$8,905	$4,458
Total average shareholders’ equity	$138,131	$133,553	$97,921
Less: average preferred stock	—	—	10,980
Average common shareholders’ equity	$138,131	$133,553	$86,941
Return on Average Common Shareholders’ Equity	8.94%	6.67%	5.13%

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
General
Bankwell Financial Group, Inc. is a bank holding company headquartered in New Canaan, Connecticut. Through our wholly owned subsidiary, Bankwell Bank, or the Bank, we serve small and medium-sized businesses and retail customers in the New York metropolitan area, including Fairfield and New Haven Counties, Connecticut. We have a history of building long-term customer relationships and attracting new customers through what we believe is our strong customer service and our ability to deliver a diverse product offering.
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

•
Disciplined focus on risk management; and

•
Organic growth.

On November 5, 2013 we completed the merger of The Wilton Bank into Bankwell Bank. The Wilton Bank had one branch located in Wilton, Connecticut.
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
On January 27, 2016 the Company’s Board of Directors declared a $0.05 per share cash dividend, payable February 22, 2016 to shareholders of record on February 12, 2016. On April 27, 2016 the Company’s Board of Directors declared a $0.05 per share cash dividend, payable May 26, 2016 to shareholders of record on May 16, 2016. On July 27, 2016 the Company’s Board of Directors declared a $0.05 per share cash dividend, payable August 26, 2016 to shareholders of record on August 16, 2016. On October 26, 2016 the Company’s Board of Directors declared a $0.07 per share cash dividend, payable November 28, 2016 to shareholders of record on November 18, 2016, representing a 40% increase when compared to the last quarter.
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

Key Financial Measures
	Key Financial Measures(a)
	At or For the Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per share data)
Selected balance sheet measures:
Total assets	$1,628,919	$1,330,372	$1,099,531
Gross portfolio loans	1,365,939	1,147,513	929,762
Deposits	1,289,037	1,046,942	835,439
FHLB borrowings	160,000	120,000	129,000
Subordinated debt	25,051	25,000	—
Total equity	145,895	131,769	129,210
Selected statement of income measures:
Total revenue(c)	51,768	46,272	34,701
Net interest income before provision for loan losses	49,092	42,788	31,660
Income before income tax expense	18,310	13,871	6,737
Net income	12,350	9,030	4,568
Basic earnings per share	1.64	1.23	0.78
Diluted earnings per share	1.62	1.21	0.78
Other financial measures and ratios:
Return on average assets(d)	0.85%	0.75%	0.52%
Return on average common shareholders’ equity(c)(d)	8.94%	6.67%	5.13%
Net interest margin	3.54%	3.77%	3.84%
Efficiency ratio(c)	56.5%	62.3%	68.7%
Tangible book value per share (end of period)(c)(e)	$18.98	$17.43	$16.35
Net charge-offs (recoveries) to average loans(b)	0.01%	(0.01)%	(0.05)%
Nonperforming assets to total assets(f)	0.20%	0.38%	0.39%
Allowance for loan losses to nonperforming loans	612.26%	373.76%	323.02%
Allowance for loan losses to total loans(b)	1.32%	1.23%	1.17%

(a)
We have derived the selected balance sheet measures as of December 31, 2016 and 2015 and the selected statement of income measures for the years ended December 31, 2016, 2015 and 2014 from our audited consolidated financial statements included elsewhere in this annual report. We have derived the selected balance sheet measures as of December 31, 2014 from our audited consolidated statement of financial condition not included in this annual report. Average balances have been computed using daily averages. Our historical results may not be indicative of our results for any future period.

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
We believe that accounting estimates related to the initial measurement of goodwill and intangible assets and subsequent impairment analyses, the allowance for loan losses, stock-based compensation and derivative instrument valuation are particularly critical and susceptible to significant near-term change.
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

Allowance for Loan Losses
Determining an appropriate level of allowance for loan losses involves a high degree of judgment. We use a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes elements for specific reserves on impaired loans and loss allocations for non-impaired loans:
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
Loss allocations for non-impaired loans are based on historical charge-offs adjusted for qualitative factors. Qualitative factors include, but are not limited to, risk ratings, delinquency levels, the value of underlying collateral, concentrations of credit, current economic conditions, the state of the business cycle and competitive and regulatory issues.
Loss allocations for non-impaired commercial loans and commercial mortgage loans are based on an internal rating system and the application of loss allocation factors. The loan rating system is described under the caption “Credit quality indicators” in Note 6 of the Notes to Consolidated Financial Statements. The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral. The loss allocation factors also take into account general and regional economic statistics, trends, and portfolio characteristics such as age of portfolio and the Bank’s experience with a particular loan product. We periodically reassess and revise the loss allocation factors used in the assignment of loss exposure to appropriately reflect our analysis of migrational loss experience.
Portfolios of residential mortgages and consumer loans are assigned loss allocations as groups taking into account delinquency ratios and other indicators and our historical loss experience for each type of credit product. We analyze historical loss experience over periods deemed to be relevant to the inherent risk of loss in loan portfolios as of the balance sheet date. We periodically update these analyses and adjust the loss allocations for various factors that we believe are not adequately presented in historical loss experience including trends in real estate values, changes in unemployment levels and increases in delinquency levels. These factors are also evaluated taking into account the geographic location of the underlying loans.
Because the methodology is based upon peer bank data and trends, current economic data as well as management’s judgment, factors may arise that result in different estimations. Adversely different conditions or assumptions could lead to increases in the allowance. In addition, various regulatory agencies periodically review the allowance for loans losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination. As of December 31, 2016, management believes that the allowance is adequate and consistent with asset quality and delinquency indicators.
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
Earnings Overview
2016 Earnings Overview
Our net income for the year ended December 31, 2016 was $12.4 million, an increase of  $3.3 million, or 36.8%, compared to the year ended December 31, 2015. Net income available to common shareholders for the year ended December 31, 2016, was $12.4 million, or $1.62 per diluted share, compared to net income available to common shareholders of  $8.9 million, or $1.21 per diluted share, for the year ended December 31, 2015. Our returns on average equity and average assets for the year ended December 31, 2016, were 8.94% and 0.85%, respectively, compared to 6.76% and 0.75%, respectively for the year ended December 31, 2015.
The increase in net income for 2016 compared to 2015 was primarily due to an increase of interest and fees on loans as a result of continued strong organic loan growth. Net interest income for the year ended December 31, 2016 was $49.1 million, an increase of  $6.3 million compared to the year ended December 31, 2015. Our net interest margin decreased 23 basis points to 3.54% for the year ended December 31, 2016 compared to the year ended December 31, 2015 reflecting higher rates on interest bearing deposits driven by promotional rate increases to remain competitive in the market place and the addition of  $25.5 million of 5.75% fixed rate subordinated debentures in August of 2015.
Our efficiency ratio was 56.5% for the year ended December 31, 2016 compared to 62.3% for the year ended December 31, 2015. The improvement in our efficiency ratio was attributable to our continued focus on expense control.
2015 Earnings Overview
Our net income for the year ended December 31, 2015 was $9.0 million, an increase of  $4.5 million, or 97.7%, compared to the year ended December 31, 2014. Net income available to common shareholders for the year ended December 31, 2015, was $8.9 million, or $1.21 per diluted share, compared to net income available to common shareholders of  $4.5 million, or $0.78 per diluted share, for the year ended December 31, 2014. Our returns on average equity and average assets for the year ended December 31, 2015, were 6.76% and 0.75%, respectively, compared to 4.66% and 0.52%, respectively for the year ended December 31, 2014.
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
Our efficiency ratio was 62.7% for the year ended December 31, 2015 compared to 69.1% for the year ended December 31, 2014. The improvement in our efficiency ratio was attributable to our focus on expense control and achieving economies of scale.
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
Year ended December 31, 2016 compared to year ended December 31, 2015
FTE net interest income for the years ended December 31, 2016 and 2015 was $49.7 million and $43.2 million, respectively. Net interest income increased due to increases in earning assets offset by higher rates and volume on interest bearing deposits driven by promotional rate increases to remain competitive in the market place and the addition of  $25.5 million of 5.75% fixed rate subordinated debentures in August of 2015.
FTE basis interest income for the year ended December 31, 2016 increased by $10.3 million to $61.6 million, or 20%, compared to FTE basis interest income for the year ended December 31, 2015 due primarily to growth in interest earning assets, specifically, loan growth in our commercial real estate and commercial business portfolios. Average interest earning assets were $1.4 billion for the year ended December 31, 2016 up by $258.1 million, or 23%, from the year ended December 31, 2015. The average balance of total loans increased $214.3 million, or 21%, contributing $10.1 million to the increase in interest income. The total average balance of securities for the year ended December 31, 2016 increased by $40.9 million, or 69%, from the year ended December 31, 2015, as a result of purchases. The total yield in earnings assets decreased to 4.31% at December 31, 2016 compared to 4.41% at December 31, 2015. The decrease in yield was primarily driven by a decrease in yields on commercial real estate loans and investment securities.
Interest expense for the year ended December 31, 2016, increased by $3.9 million, or 49%, compared to interest expense for 2015 due to an increase in volume and increases in rates on interest bearing deposits driven by promotional rate increases to remain competitive in the market place and the addition of  $25.5 million of 5.75% fixed rate subordinated debentures in August of 2015. The weighted average cost of deposits increased 13 basis points to 0.86% due to an increase in rates to attract additional deposits and a change in deposit mix to higher cost time deposits. The weighted average cost of borrowed money increased by 42 basis points to 2.19%, due to the addition of the subordinated debt in August of 2015. Average funding liabilities for the year ended December 31, 2016, increased by $223.8 million, or 25%, from the year ended December 31, 2015, primarily due to higher average balances of  $159.1 million in time deposits, $53.3 million in money market accounts and $35.1 million in borrowed money.
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
Average balance sheet, FTE basis interest income, interest expense, average yields earned and rates paid
The following table presents average balance sheet information, FTE basis interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2016, 2015 and 2014. Tax-exempt income is converted to a FTE basis using the statutory federal income tax rate adjusted for applicable state income taxes net of the related federal tax benefit. The average balances are principally daily averages. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments. Premium amortization and discount accretion are included in the respective interest income and interest expense amounts.

	Years Ended December 31,
	2016			2015			2014
	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate	Average Balance	Interest	Yield / Rate
	(Dollars in thousands)
Assets:
Cash and fed funds sold	$41,838	$173	0.41%	$39,632	$97	0.25%	$49,152	$127	0.26%
Securities(1)	99,905	3,046	3.05	59,009	2,243	3.80	61,398	2,424	3.95
Loans:
Commercial real estate	772,100	36,496	4.65	611,289	29,835	4.81	378,345	18,515	4.83
Residential real estate	179,096	6,410	3.58	174,527	6,282	3.60	164,598	5,911	3.59
Construction(2)	100,611	4,602	4.50	76,292	3,505	4.53	49,212	2,300	4.61
Commercial business	185,523	9,791	5.19	156,039	8,089	5.11	109,121	5,496	4.97
Home equity	14,951	621	4.16	17,163	649	3.78	14,529	564	3.88
Consumer	1,560	81	5.17	2,350	115	4.88	1,270	81	6.35
Acquired loans (net of mark)	790	76	9.57	2,672	225	8.42	2,707	545	20.14
Total loans	1,254,631	58,077	4.55	1,040,332	48,700	4.62	719,782	33,412	4.59
Federal Home Loan Bank stock	7,366	255	3.46	6,715	168	2.50	5,078	73	1.45
Total earning assets	1,403,740	$61,551	4.31%	1,145,688	$51,208	4.41%	835,410	$36,036	4.25%
Other assets	54,580			60,191			43,535
Total assets	$1,458,320			$1,205,879			$878,945
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
NOW	$56,123	$109	0.19%	$55,696	$62	0.11%	$53,041	$58	0.11%
Money market	317,210	1,836	0.58	263,900	1,411	0.53	182,676	836	0.46
Savings	72,800	315	0.43	96,841	693	0.72	91,058	302	0.33
Time	524,237	6,040	1.15	365,179	3,515	0.96	238,710	2,099	0.88
Total interest-bearing deposits	970,370	8,300	0.86	781,616	5,681	0.73	565,485	3,295	0.58
Borrowed money	164,450	3,598	2.19	129,390	2,285	1.77	65,953	634	0.96
Total interest-bearing liabilities	1,134,820	$11,898	1.05%	911,006	$7,966	0.87%	631,438	$3,929	0.62%
Noninterest-bearing deposits	172,098			154,950			136,748
Other liabilities	13,271			6,370			12,838
Total liabilities	1,320,189			1,072,326			781,024
Shareholders’ equity	138,131			133,553			97,921
Total liabilities and shareholders’ equity	$1,458,320			$1,205,879			$878,945
Net interest income(3)		$49,653			$43,242			$32,107
Interest rate spread			3.26%			3.54%			3.63%
Net interest margin(4)			3.54%			3.77%			3.84%

(1)
Average balances and yields for securities are based on amortized cost.

(2)
Includes commercial and residential real estate construction loans.

(3)
The adjustment for securities and loans taxable equivalency was $561 thousand, $454 thousand and $447 thousand, respectively, for the years ended December 31, 2016, 2015 and 2014.

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

	Year Ended December 31, 2016 vs 2015 Increase (Decrease)			Year Ended December 31, 2015 vs 2014 Increase (Decrease)
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest and dividend income:
Cash and fed funds sold	$6	$70	$76	$(24)	$(6)	$(30)
Securities	1,315	(512)	803	(93)	(88)	(181)
Loans:
Commercial real estate	7,611	(950)	6,661	11,369	(49)	11,320
Residential real estate	164	(36)	128	358	13	371
Construction	1,110	(13)	1,097	1,245	(40)	1,205
Commercial business	1,550	152	1,702	2,427	166	2,593
Home equity	(88)	60	(28)	100	(15)	85
Consumer	(41)	7	(34)	56	(22)	34
Acquired loans (net of mark)	(176)	27	(149)	(7)	(313)	(320)
Total loans	10,130	(753)	9,377	15,548	(260)	15,288
Federal Home Loan Bank stock	17	70	87	29	66	95
Total change in interest and dividend income	11,468	(1,125)	10,343	15,460	(288)	15,172
Interest expense:
Deposits:
NOW	1	46	47	3	1	4
Money market	302	123	425	417	158	575
Savings	(146)	(232)	(378)	20	371	391
Time	1,738	787	2,525	1,201	215	1,416
Total deposits	1,895	724	2,619	1,641	745	2,386
Borrowed money	698	615	1,313	883	768	1,651
Total change in interest expense	2,593	1,339	3,932	2,524	1,513	4,037
Change in net interest income	$8,875	$(2,464)	$6,411	$12,936	$(1,801)	$11,135

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
Under accounting standards for business combinations, acquired loans are recorded at fair value with no loan loss allowance on the date of acquisition. A provision for loan losses will be recorded for the emergence of new probable and estimable losses on acquired loans which were not impaired as of the acquisition date. As of and for the year ended December 31, 2016, there was a $99 thousand provision or allowance for loan losses related to the loan portfolio that we acquired.
The provision for loan losses for the year ended December 31, 2016 was $3.9 million compared to a $3.2 million provision for loan losses for the year ended December 31, 2015. The higher 2016 provision for loan losses is attributable to growth in our loan portfolio.

Noninterest Income
Noninterest income is a component of our revenue and is comprised primarily of fees generated from loan and deposit relationships with our customers, fees generated from sales and referrals of loans, income earned on bank-owned life insurance and gains on sales of investment securities. The following table compares noninterest income for the years ended December 31, 2016, 2015 and 2014.
	Years Ended December 31,			2016/2015 Change		2015/2014 Change
	2016	2015	2014	$	%	$	%
	(Dollars in thousands)
Service charges and fees	$963	$933	$643	$30	3%	$290	45%
Bank owned life insurance	693	727	497	(34)	(5)	230	46
Gains and fees from sales of loans	466	1,113	1,313	(647)	(58)	(200)	(15)
Gain on sale of foreclosed real estate	128	—	—	128	100	—	—
Net loss on sale of available for sale securities	(115)	—	—	(115)	100	—	—
Other	541	711	588	(170)	(24)	123	21
Total noninterest income	$2,676	$3,484	$3,041	$(808)	(23)%	$443	15%

Year ended December 31, 2016 compared to year ended December 31, 2015
Noninterest income totaled $2.7 million for the year ended December 31, 2016, compared to $3.5 million for the year ended December 31, 2015. This decrease was primarily due to a reduction in the gains and fees from the sales of loans and a net loss on the sale of investment securities.
Service charges and fees.   We earn fees from our customers for deposit-related services. For the year ended December 31, 2016, service charges and fees totaled $963 thousand. The increase of  $30 thousand, or 3%, over the year ended December 31, 2015 was primarily due to increases in ATM and debit card fees, as well as higher volume levels.
Bank Owned Life Insurance.   In the fourth quarter of 2016 the Company purchased an additional $9.0 million in bank-owned life insurance coverage. Income earned on bank-owned life insurance decreased $34 thousand, or 5%, from December 31, 2015 compared to December 31, 2016 due to a decline in the average yield in 2016 compared to 2015.
Gains and fees from sales of loans.   Loan sales are dependent on sales volume. During the year ended December 31, 2016, the Company recorded $0.5 million in gains on the sale of  $7.6 million of loans. For the year ended December 31, 2015, gains and fees from sales of loans totaled $1.1 million on the sale of $31.0 million of loans.
Gain on sale of foreclosed real estate.   During the year ended December 31, 2016, the Company recorded $0.1 million in gains on the sale of foreclosed real estate. The Company did not record any gains on the sale of foreclosed real estate in 2015.
Net loss on sale of available for sale securities.   During the year ended December 31, 2016, the Company recorded $0.1 million in net losses on the sale of available for sale securities primarily driven by a loss on the sale of a Commonwealth of Puerto Rico senior lien sales tax financing corporate bond. The Company did not record any gains or losses on the sale of available for sale securities in 2015.
Other.   We recorded other income of  $541 thousand during the year ended December 31, 2016, a decrease of  $170 thousand compared to the year ended December 31, 2015. The decrease is primarily due to a decrease in income recognized on the early pay-off of purchased credit impaired loans.
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
Gains and fees from sales of loans.   Loan sales are dependent on origination volume and are sensitive to interest rates, housing and market conditions. During the year ended December 31, 2015, the Company recorded $1.1 million in gains on the sale of  $31.0 million of loans. For the year ended December 31, 2014, gains and fees from sales of loans totaled $1.3 million on the sale of  $26.8 million of loans.
Other.   We recorded other income of  $711 thousand during the year ended December 31, 2015, an increase of  $123 thousand compared to the year ended December 31, 2014. The increase is primarily due to income recognized on the early pay-off of purchased credit impaired loans.
Noninterest Expense
The following table compares noninterest expense for the years ended December 31, 2016, 2015 and 2014.
	Years Ended December 31,			2016/2015 Change		2015/2014 Change
	2016	2015	2014	$	%	$	%
	(Dollars in thousands)
Salaries and employee benefits	$15,956	$16,065	$13,534	$(109)	(1)%	$2,531	19%
Occupancy and equipment	5,811	5,341	4,422	470	9	919	21
Professional services	1,654	1,447	1,194	207	14	253	21
Data processing	1,603	1,523	1,289	80	5	234	18
Marketing	948	985	674	(37)	(4)	311	46
FDIC insurance	660	672	488	(12)	(2)	184	38
Director fees	558	622	650	(64)	(10)	(28)	(4)
Foreclosed real estate	157	168	36	(11)	(7)	132	367
Amortization of intangibles	151	196	133	(45)	(23)	63	47
Merger and acquisition related expenses	—	2	1,801	(2)	(100)	(1,799)	(100)
Other	2,046	2,150	1,591	(104)	(5)	559	35
Total noninterest expense	$29,544	$29,171	$25,812	$373	1%	$3,359	13%

Year ended December 31, 2016 compared to year ended December 31, 2015
Noninterest expense was $29.5 million for the year ended December 31, 2016, compared to $29.2 million for the year ended December 31, 2015. The increase of  $0.4 million, or 1%, largely reflects higher occupancy and equipment expense, reflecting IT related expenses to support growth initiatives, rent expense related to the opening of the Norwalk branch in March of 2015 and higher professional services expense as a result of an increase in fees paid in relation to strategic initiatives.
Salaries and employee benefits.   Salaries and employee benefit costs are the largest component of noninterest expense and include employee payroll expense, equity and non-equity incentive compensation, health insurance, benefit plans and payroll taxes. Salaries and employee benefits decreased by $0.1 million, or 1%, for the year ended December 31, 2016 compared to the year ended December 31, 2015, largely reflecting a slight decline in average full time equivalent employees when compared to the prior year and an increase in the deferral of the salary component of loan origination costs. Average full time equivalent employees totaled 124 at December 31, 2016 and 127 at December 31, 2015.

Occupancy and equipment.   Rent, depreciation and maintenance costs comprise the majority of occupancy and equipment expenses, which increased by $470 thousand, or 9%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The increase primarily related to IT related expenses to support growth initiatives and rent expense related to the opening of the Norwalk branch in March of 2015.
Professional services.   Professional services include legal, audit and professional fees paid to external parties. For the year ended December 31, 2016 professional services increased by $207 thousand, or 14%, compared to the year ended December 31, 2015. The increase in the 2016 expense is primarily driven by an increase in fees paid related to strategic initiatives.
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
Professional services.   Professional services include legal, audit and professional fees paid to external parties. For the year ended December 31, 2015 professional services increased by $253 thousand, or 21%, compared to the year ended December 31, 2014. The increase in the 2015 expense is primarily driven by increased outsourced internal audit fees.
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
Income Taxes
Income tax expense for the years ended December 31, 2016, 2015 and 2014 totaled $6.0 million, $4.8 million and $2.2 million, respectively. The effective tax rates for the years ended December 31, 2016, 2015 and 2014, were 32.6%, 34.9% and 32.2%, respectively. The decrease in the effective tax rate for the year ended December 31, 2016 is primarily due to the formation of the Passive Investment Company “PIC” (see below).
Our net deferred tax asset at December 31, 2016, was $9.1 million, compared to $8.3 million, at December 31, 2015. The increase in the deferred tax asset at December 31, 2016 is primarily related to increases in deferred tax assets associated with the allowance for loan losses. At December 31, 2016, there were federal net operating loss carry forwards of approximately $2.8 million for which there is no valuation allowance.
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
Financial Condition
Summary
Total assets at December 31, 2016 were $1.6 billion, an increase of  $298.5 million, or 22%, from the December 31, 2015 balance of  $1.3 billion. This increase was primarily due to strong organic loan growth. Loans were $1.3 billion at December 31, 2016, up by $214.1 million from December 31, 2015.
Total liabilities at December 31, 2016 were $1.5 billion, an increase of  $284.4 million from the December 31, 2015 balance of  $1.2 billion. This increase was primarily due to an increase in deposits and advances from the Federal Home Loan Bank. Shareholders’ equity totaled $145.9 million at December 31, 2016, an increase of  $14.1 million from December 31, 2015, largely due to net income of  $12.4 million and increases in capital due to stock-based compensation and proceeds from the exercise of stock options and warrants, offset by cash dividends declared. The Bank exceeded the regulatory minimum capital levels to be considered well-capitalized with total risk-based capital of 12.85%, tier 1 risk-based capital of 11.59% and tier 1 capital to average assets ratio of 10.10% at December 31, 2016.
Loan Portfolio
The following table compares the composition of our loan portfolio for the dates indicated:
	2016		2015		Change
	Total	%	Total	%
	(In thousands)
Real estate loans:
Residential	$181,310	13.27%	$177,184	15.44%	$4,126
Commercial	845,322	61.89	697,542	60.79	147,780
Construction	107,441	7.87	82,273	7.17	25,168
Home equity	14,419	1.05	15,926	1.39	(1,507)
	1,148,492	84.08	972,925	84.79	175,567
Commercial business	215,914	15.81	172,853	15.06	43,061
Consumer	1,533	0.11	1,735	0.15	(202)
Total loans	$1,365,939	100.00%	$1,147,513	100.00%	$218,426

Primary loan categories
Residential real estate.   Residential real estate loans increased by $4.1 million, or 2% at December 31, 2016 compared to December 31, 2015 and amounted to $181.3 million, representing 13% of total loans at December 31, 2016. We originate residential real estate mortgages for our loan portfolio and for sale in the secondary market. Loans may be sold with servicing retained or released. The mix and volume of residential mortgage loan originations vary in response to changes in market interest rates and customer preferences. During the years ended December 31, 2016 and 2015, the majority of our mortgage originations were comprised of adjustable-rate loans for our loan portfolio.
Interest only adjustable-rate mortgage loans comprise 35% of residential real estate loans and 5% of total loans. These loans are underwritten to the same standards as amortizing residential mortgage loans and generally have the same risk profile. We do not believe that these loans present any special risk due, in part, to good borrower demographics (geographic location and per capita income).
Commercial real estate.   Commercial real estate loans were $845.3 million and represented 62% of our total loan portfolio, at December 31, 2016, a net increase of  $147.8 million, or 21%, from December 31, 2015. Commercial real estate loan growth during these periods largely reflects strong production from experienced lenders in the marketplace and the ability to source quality opportunities, enhanced lending to existing customers and continued economic improvement in our market. Commercial real estate loans are secured by a variety of property types, including office buildings, retail facilities, commercial mixed use and multi-family dwellings.
Commercial business.   Commercial business loans were $215.9 million and represented 16% of our total loan portfolio at December 31, 2016, compared to $172.9 million and 15%, of the total portfolio at December 31, 2015. Growth in our commercial business loans largely reflects our commitment to this segment, including small business lending. Commercial business loans primarily provide working capital, equipment financing, financing for leasehold improvements and financing for expansion and are generally secured by assignments of corporate assets, real estate and personal guarantees of the business owners.
Construction.   Construction loans were $107.4 million at December 31 2016, up by $25.2 million from December 31, 2015, with $103.2 million attributable to commercial construction and $4.2 million attributable to residential construction. Construction loans totaled $82.3 million at December 31, 2015, of which $70.2 million were commercial construction and $12.1 million were residential construction. Commercial construction loans consist of commercial development projects, such as condominiums, apartment building and single-family subdivisions as well as office buildings, retail and other income producing properties and land loans, while residential construction loans are to individuals to finance the construction of residential dwellings for personal use.
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
The following table presents an analysis of the maturity of our commercial real estate, commercial construction and commercial business loan portfolios as of December 31, 2016.
	December 31, 2016
	Commercial Real Estate	Commercial Construction	Commercial Business	Total
	(In thousands)
Amounts due:
One year or less	$13,423	$49,113	$15,436	$77,972
After one year:
One to five years	188,355	10,890	112,127	311,372
Over five years	643,544	43,236	88,351	775,131
Total due after one year	831,899	54,126	200,478	1,086,503
Total	$845,322	$103,239	$215,914	$1,164,475

The following table presents an analysis of the interest rate sensitivity of our commercial real estate, commercial construction and commercial business loan portfolios due after one year as of December 31, 2016.
	December 31, 2016
	Adjustable Interest Rate	Fixed Interest Rate	Total
	(In thousands)
Commercial real estate	$301,099	$530,800	$831,899
Commercial construction	13,461	40,665	54,126
Commercial business	87,102	113,376	200,478
Total loans due after one year	$401,662	$684,841	$1,086,503

Asset Quality
We actively manage asset quality through our underwriting practices and collection operations. Our board of directors monitors credit risk management through two committees, the loan committee and the audit committee. The loan committee has primary oversight responsibility for the credit granting function including approval authority for credit granting policies, review of management’s credit granting activities and approval of large exposure credit requests. The audit committee oversees management’s systems and procedures to monitor the credit quality of our loan portfolio and the loan review program. These committees report the results of their respective oversight functions to our board of directors. In addition, our board of directors receives information concerning asset quality measurements and trends on a monthly basis. While we continue to adhere to prudent underwriting standards, our loan portfolio is not immune to potential negative consequences arising as a result of general economic weakness such as, a prolonged downturn in the housing market on a national scale. Decreases in real estate values could adversely affect the value of property used as collateral for loans. In addition, adverse changes in the economy could have a negative effect on the ability of borrowers to make scheduled loan payments, which would likely have an adverse impact on earnings.
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
Nonperforming Assets.   Nonperforming assets include nonaccrual loans and property acquired through foreclosures or repossession. The following table presents nonperforming assets and additional asset quality data for the dates indicated:
	At December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Nonaccrual loans:
Real estate loans:
Residential	$969	$970	$—	$1,003	$2,137
Commercial	446	1,264	3,220	—	1,817
Home equity	643	395	—	—	—
Commercial business	538	1,160
Consumer	341	2	142	—	—
Total non accrual loans	2,937	3,791	3,362	1,003	3,954
Property acquired through foreclosure or repossession, net	272	1,248	950	829	962
Total nonperforming assets	$3,209	$5,039	$4,312	$1,832	$4,916
Nonperforming assets to total assets	0.20%	0.38%	0.39%	0.23%	0.81%
Nonaccrual loans to total loans	0.22%	0.33%	0.36%	0.16%	0.75%
Total past due loans to total loans	0.47%	0.51%	0.86%	0.73%	0.75%
Accruing loans 90 days or more past due	$—	$1,105	$1,998	$3,620	$—
Nonperforming assets totaled $3.2 million and represented 0.20% of total assets at December 31, 2016, compared to $5.0 million and 0.38% of total assets at December 31, 2015.
Nonaccrual loans totaled $2.9 million at December 31, 2016, a decrease of  $0.9 million from December 31, 2015. Foreclosed real estate was $0.3 million at December 31, 2016, a decrease of  $1.0 million compared to December 31, 2015, as a result of sales of foreclosed real estate during 2016.
Nonaccrual Loans.   Loans greater than 90 days past due are put on nonaccrual status (excluding certain acquired credit impaired loans). Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful. Interest previously accrued, but uncollected, is reversed against current period income. Subsequent payments are recognized on the cash basis or principal recapture basis depending on a number of factors including probability of collection and if impairment is identified. A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt. Total nonaccrual loans were $2.9 million at December 31, 2016.
At December 31, 2016 and 2015, there were $0 and $169 thousand in commitments to lend additional funds to any borrower on nonaccrual status, respectively.
Interest income on originated loans that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the years ended December 31, 2016, 2015 and 2014 was $17 thousand, $25 thousand and $8 thousand, respectively. The amount of actual interest income recognized on these loans was $74 thousand, $43 thousand and $190 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

Past Due Loans.   When a loan is 15 days past due, the Company sends the borrower a late notice. The Company also contacts the borrower by phone if the delinquency is not corrected promptly after the notice has been sent. When the loan is 30 days past due, the Company mails the borrower a letter reminding the borrower of the delinquency, and attempts to contact the borrower personally to determine the reason for the delinquency and ensure the borrower understands the terms of the loan. If necessary, subsequent delinquency notices are issued and the account will be monitored on a regular basis thereafter. By the 90th day of delinquency, the Company will send the borrower a final demand for payment or may take other appropriate legal action. A summary report of all loans 30 days or more past due is provided to the board of directors of the Company each month. A loan is considered to be no longer delinquent when timely payments are made for a period of at least six months (one year for loans providing for quarterly or semi-annual payments) by the borrower in accordance with the contractual terms.
The following table presents past due loans as of December 31, 2016 and 2015:
	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due
	(In thousands)
As of December 31, 2016
Originated Loans
Residential real estate	$—	$—	$969	$969
Commercial real estate	147	1,848	302	2,297
Home equity	—	173	—	173
Commercial business	—	—	378	378
Total originated loans	147	2,021	1,649	3,817
Acquired Loans
Commercial real estate	866	722	143	1,731
Home equity	—	—	453	453
Commercial business	99	249	—	348
Consumer	6	—	—	6
Total acquired loans	971	971	596	2,538
Total loans	$1,118	$2,992	$2,245	$6,355
As of December 31, 2015
Originated Loans
Residential real estate	$—	$—	$969	$969
Commercial real estate	—	311	—	311
Home equity	198	—	—	198
Commercial business	1,078	100	343	1,521
Total originated loans	1,276	411	1,312	2,999
Acquired Loans
Commercial real estate	333	—	762	1,095
Construction	—	—	801	801
Home equity	100	162	191	453
Commercial business	262	71	101	434
Consumer	17	—	—	17
Total acquired loans	712	233	1,855	2,800
Total loans	$1,988	$644	$3,167	$5,799

Troubled Debt Restructurings.   Loans are considered restructured in a troubled debt restructuring when the Bank has granted concessions to a borrower due to the borrower’s financial condition that we otherwise would not have considered. These concessions may include modifications of the terms of the debt such as reduction of the stated interest rate other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, rather than aggressively enforcing the collection of the loan, may benefit us by increasing the ultimate probability of collection.
Restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan. Loans which are already on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers such loans for return to accruing status. Accruing restructured loans are placed into nonaccrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term. Except for one non-accrual loans totaling $66 thousand, all TDRs at December 31, 2016 were performing in compliance under their modified terms and therefore, were on accrual status.
Troubled debt restructurings are reported as such for at least one year from the date of the restructuring. In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement.
The following table presents information on troubled debt restructured loans:
	December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Accruing troubled debt restructured loans:
Residential real estate	$—	$864	$1,965	$864	$864
Commercial real estate	402	4,518	216	—	194
Home equity	69	80	92	97	—
Commercial business	893	779	1,338	642	794
Accruing troubled debt restructured loans	1,364	6,241	3,611	1,603	1,852
Nonaccrual troubled debt restructured loans:
Commercial real estate	—	970	—	—	—
Commercial business	66	90	—	—	—
Nonaccrual troubled debt restructured loans	66	1,060	—	—	—
Total troubled debt restructured loans	$1,430	$7,301	$3,611	$1,603	$1,852

As of December 31, 2016 and 2015, loans classified as troubled debt restructurings totaled $1.4 million and $7.3 million, respectively. The $1.4 million balance at December 31, 2016 consists of 10 loans. The $7.3 million balance at December 31, 2015 consisted of 12 loans. The decline in troubled debt restructurings was driven by payoffs.
Potential Problem Loans.   We classify certain loans as “special mention”, “substandard”, or “doubtful”, based on criteria consistent with guidelines provided by our banking regulators. Potential problem loans represent loans that are currently performing, but for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. These loans are not included in the amounts of nonaccrual or restructured loans presented above. We cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses. Potential problem loans are assessed for loss exposure using the methods described in Note 6 to our Consolidated Financial Statements under the caption “Credit Quality Indicators”.
We expect the levels of non-performing assets and potential problem loans to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with our degree of success in resolving problem assets. We take a proactive approach with respect to the identification and resolution of problem loans.
Allowance for Loan Losses
We evaluate the adequacy of the allowance at least quarterly, and in determining our allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of our allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates and subsequent recoveries, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. See additional discussion regarding our allowance for loan losses under the caption “Critical Accounting Policies and Estimates.”
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
The following table presents the activity in our allowance for loan losses and related ratios:
	December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$14,169	$10,860	$8,382	$7,941	$6,425
Charge-offs:
Residential real estate	—	—	—	—	(261)
Commercial real estate	—	—	—	(166)	—
Construction	(7)	—	(100)	—	(60)
Commercial business	(69)	(15)	—	—	—
Consumer	(35)	(15)	(3)	(4)	(5)
Total charge-offs	(111)	(30)	(103)	(170)	(326)
Recoveries:
Consumer	10	9	425	26	21
Commercial Business	—	100	4	—	—
Total recoveries	10	109	429	26	21
Net charge-offs (recoveries)	101	(79)	(326)	144	305
Provision charged to earnings	3,914	3,230	2,152	585	1,821
Balance at end of period	$17,982	$14,169	$10,860	$8,382	$7,941
Net charge-offs (recoveries) to average loans	0.01%	(0.01)%	(0.05)%	0.03%	0.07%
Allowance for loan losses to total loans	1.32%	1.23%	1.17%	1.33%	1.50%

At December 31, 2016, our allowance for loan losses was $18.0 million and represented 1.32% of total loans, compared to $14.2 million and 1.23% of total loans, at December 31, 2015. The increase in the ratio of allowance for loan losses to total loans is driven by a shift in the loan portfolio to a higher percentage of commercial loans that require higher reserve allocations due to higher levels of risk. For the years ended December 31, 2016, 2015 and 2014, the provision for loan losses charged to earnings totaled $3.9 million, $3.2 million and $2.2 million, respectively. Net charge-offs for the year ended December 31, 2016 were $101 thousand and represented 0.01% of average loans, primarily reflecting $69 thousand of charge-offs of commercial business loans. For the year ended December 31, 2015, net recoveries were $79 thousand and represented 0.01% of average loans, primarily reflecting a recovery on a commercial business loan.

The carrying amount of total impaired loans at December 31, 2016 was $4.8 million. This compares to a carrying amount of  $10.9 million for total impaired loans at December 31, 2015. The decline in total impaired loans was driven by loan payoffs. The amount of allowance for loan losses related to impaired loans was $418 thousand and $111 thousand, respectively, at December 31, 2016 and 2015.
The following tables present the allocation of the allowance for loan losses and the percentage of these loans to total loans:
	At December 31,
	2016		2015		2014
	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
	(Dollars in thousands)
Residential real estate	$1,646	13.27%	$1,444	15.44%	$1,431	18.83%
Commercial real estate	9,415	61.89	7,705	60.79	5,480	56.06
Construction	2,105	7.87	1,504	7.17	1,102	6.80
Home equity	156	1.05	174	1.39	205	1.95
Commercial business	4,283	15.81	3,334	15.06	2,638	16.05
Consumer	377	0.11	8	0.15	4	0.31
Total allowance for loan losses	$17,982	100.00%	$14,169	100.00%	$10,860	100.00%

	At December 31,
	2013		2012
	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
	(Dollars in thousands)
Residential real estate	$1,310	24.66%	$1,230	27.22%
Commercial real estate	3,616	49.96	3,842	53.73
Construction	1,032	8.15	929	6.25
Home equity	190	2.14	220	2.08
Commercial business	2,225	14.96	1,718	10.71
Consumer	9	0.13	2	0.01
Total allowance for loan losses	$8,382	100.00%	$7,941	100.00%

The allocation of the allowance for loan losses at December 31, 2016 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the allowance for loan losses at December 31, 2016 is appropriate to cover probable losses.
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

The amortized cost and fair value of investment securities as of the dates indicated are presented in the following table:
	December 31,
	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. Government and agency obligations	$62,457	$62,698	$7,239	$7,143	$24,554	$24,418
State agency, U.S. Territories and municipal obligations	14,495	14,763	17,060	17,504	17,797	18,584
Corporate bonds	10,167	10,290	11,256	11,437	16,035	16,325
Government mortgage-backed securities	—	—	4,400	4,497	5,567	5,682
Total securities available for sale	$87,119	$87,751	$39,955	$40,581	$63,953	$65,009
Securities held to maturity:
U.S. Government and agency obligations	$—	$—	$—	$—	$1,010	$1,010
State agency, U.S. Territories and municipal obligations	15,710	15,710	9,026	9,026	9,179	9,179
Corporate bonds	1,000	977	1,000	981	1,000	985
Government mortgage-backed securities	149	164	200	221	265	296
Total securities held to maturity	$16,859	$16,851	$10,226	$10,228	$11,454	$11,470

At December 31, 2016, the carrying value of our investment securities portfolio totaled $104.6 million and represented 6% of total assets, compared to $50.8 million and 4% of total assets at December 31, 2015. This increase of  $53.8 million primarily reflects purchases. For the year ended December 31, 2016, the Company realized a net loss of  $115 thousand from the sales of investment securities, primarily driven by the sale of a Commonwealth of Puerto Rico senior lien sales tax financing corporate bond or “COFINA” bond on November 2, 2016 resulting in a $251.6 thousand realized loss.
The net unrealized gain position on our investment portfolio at December 31, 2016 and 2015 was $624 thousand and $628 thousand, respectively and included gross unrealized losses of  $200 thousand and $461 thousand, respectively, as of December 31, 2016 and 2015. The gross unrealized losses at December 31, 2016 and 2015 were concentrated in U.S. Government and agency obligations and state agency, U.S. Territories and municipal obligations reflecting interest rate fluctuation. At December 31, 2016, we determined that there had been no deterioration in credit quality subsequent to purchase and believe that all unrealized losses are temporary. All of our investment securities are investment grade.

The following tables summarize the amortized cost and weighted average yield of debt securities in our investment securities portfolio as of December 31, 2016 and 2015, based on remaining period to contractual maturity. Information for mortgage-backed securities is based on the final contractual maturity dates without considering repayments and prepayments.
	Due Within 1 Year		Due 1 – 5 Years		Due 5 – 10 Years		Due After 10 Years
At December 31, 2016	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
	(In thousands)
Securities available for sale:
U.S. Government and agency obligations	$—	—%	$62,357	1.99%	$—	—%	$100	2.50%
State agency and municipal obligations	—	—	827	2.68	8,045	3.54	5,623	4.03
Corporate bonds	2,022	4.78	8,145	2.43	—	—	—	—
Total securities available for sale	$2,022	4.78%	$71,329	2.05%	$8,045	3.54%	$5,723	4.00%
Securities held to maturity:
State agency and municipal obligations	$—	—%	$2,135	3.02%	$—	—%	$13,575	4.96%
Corporate bonds	—	—	1,000	2.00	—	—	—	—
Government mortgage-backed securities	—	—	—	—	—	—	149	5.32
Total securities held to maturity	$—	—%	$3,135	2.70%	$—	—%	$13,724	4.96%

	Due Within 1 Year		Due 1 – 5 Years		Due 5 – 10 Years		Due After 10 Years
At December 31, 2015	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
	(In thousands)
Securities available for sale:
U.S. Government and agency obligations	$—	—%	$6,198	1.49%	$394	2.30%	$647	2.91%
State agency, U.S. Territories and municipal obligations	—	—	520	3.00	9,762	3.38	6,778	3.79
Corporate bonds	1,010	4.27	9,233	3.05	1,013	2.60	—	—
Government mortgage-backed securities	—	—	68	3.36	240	2.62	4,092	2.60
Total securities available for sale	$1,010	4.27%	$16,019	2.44%	$11,409	3.20%	$11,517	3.32%
Securities held to maturity:
U.S. Government and agency obligations	$—	—%	$—	—%	$—	—%	$—	—%
State agency and municipal obligations	—	—	—	—	—	—	9,026	4.65
Corporate bonds	—	—	1,000	2.14	—	—	—	—
Government mortgage-backed securities	—	—	—	—	—	—	200	5.24
Total securities held to maturity	$—	—%	$1,000	2.14%	$—	—%	$9,226	4.89%

Bank Owned Life Insurance or BOLI
BOLI amounted to $33.4 million as of December 31, 2016, reflecting our purchase of  $9.0 million in life insurance coverage in the fourth quarter of 2016. The purchase of life insurance policies results in an income-earning asset on our consolidated balance sheet that provides monthly tax-free income to us. We expect to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. BOLI is included in our Consolidated Balance Sheets at its cash surrender value. Increases in the cash surrender value are reported as a component of noninterest income in our Consolidated Statements of Income.
Deposit Activities and Other Sources of Funds
Our sources of funds include deposits, brokered certificates of deposit, FHLB borrowings, subordinated debt and proceeds from the sales, maturities and payments of loans and investment securities. Total deposits represented 79% of our total assets at December 31, 2016. While scheduled loan and securities repayments are a relatively stable source of funds, loan and investment security prepayments and deposit inflows are influenced by prevailing interest rates and local economic conditions and are inherently uncertain.
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
The following table sets forth the composition of our deposits for the dates indicated:
	At December 31,
	2016			2015
	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$187,593	14.55%	—%	$164,553	15.72%	—%
NOW	53,851	4.18	0.19	51,008	4.87	0.11
Money market	349,131	27.09	0.58	296,838	28.35	0.53
Savings	96,601	7.49	0.43	97,846	9.35	0.72
Time	601,861	46.69	1.15	436,697	41.71	0.96
Total deposits	$1,289,037	100.00%	0.86%	$1,046,942	100.00%	0.73%

Total deposits were $1.3 billion at December 31, 2016, an increase of  $242.1 million, or 23%, from December 31, 2015.
Time deposits, excluding CDARS and brokered deposits, increased by $162.6 million, or 43%, from year-end 2015, reflecting increased volume driven by promotional rates. Time deposits, excluding CDARS and brokered deposits were $543.7 million at December 31, 2016 compared to the December 31, 2015 balance of  $381.1 million and CDARS and brokered deposits were $58.2 million at December 31, 2016 compared to $55.6 million at December 31, 2015.

During 2016, money market accounts increased $52.3 million, or 18%, reflecting promotions for our premium money market accounts. Noninterest bearing demand deposits increased $23.0 million, or 14%, and NOW accounts increased $2.8 million, or 6%. Savings accounts were $96.6 million at December 31, 2016, down slightly by $1.2 million, or 1%, from December 31, 2015.
At December 31, 2016 and 2015, time deposits, excluding CDARS and brokered deposits, with a denomination of  $100 thousand or more totaled $438.7 million and $310.1 million, respectively, maturing during the periods indicated in the table below:
	December 31,
	2016	2015
	(Dollars in thousands)
Maturing:
Within 3 months	$54,546	$33,685
After 3 but within 6 months	80,091	43,778
After 6 months but within 1 year	81,205	72,090
After 1 year	222,877	160,552
Total	$438,719	$310,105

The Bank is a member of the FHLB, which is part of a twelve district Federal Home Loan Bank System. Members are required to own capital stock of the FHLB, and borrowings are collateralized by qualifying assets not otherwise pledged (principally single-family residential mortgage loans and securities). The maximum amount of credit that the FHLB will extend varies from time to time, depending on its policies and the amount of qualifying collateral the member can pledge. The Bank had satisfied its collateral requirement at December 31, 2016.
We utilize advances from the FHLB as part of our overall funding strategy and to meet short-term liquidity needs. Total FHLB advances were $160.0 million at December 31, 2016 compared to $120.0 million at December 31, 2015. The increase of  $40.0 million reflects normal fluctuations in our borrowings.
Advances from the FHLB include short-term advances with original maturity dates of one year or less. The following table sets forth certain information concerning short-term FHLB advances as of and for the periods indicated in the following table:
	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
As of and for the period ending:
Average amount outstanding during the period	$114,426	$80,248	$37,129
Amount outstanding at end of period	135,000	75,000	107,000
Highest month end balance during the period	150,000	101,000	107,000
Weighted average interest rate at end of period	0.73%	0.46%	0.26%
Weighted average interest rate during the period	0.69%	0.34%	0.23%
The table above includes short term borrowings in a hedging relationship.
On August 19, 2015 the Company completed a private placement of  $25.5 million in aggregate principal amount of fixed rate subordinated notes (the “Notes”) to certain institutional investors. The Notes are non-callable for five years, have a stated maturity of August 15, 2025, and bear interest at a quarterly pay fixed rate of 5.75% per annum to the maturity date or the early redemption date.

Derivative Instruments
The Company uses interest rate swap instruments to fix the interest rate on certain FHLB borrowings, all of which are designated as cash flow hedges. The hedge strategy converts the floating rate of interest on certain FHLB advances to fixed interest rates, thereby protecting the Bank from floating interest rate variability. At December 31, 2016, the Company held derivative financial instruments with a total notional amount of  $100.0 million.
Information about derivative instruments at December 31, 2016 and 2015 was as follows:
December 31, 2016:
	Notional Amount	Original Maturity	Received	Paid	Fair Value Asset (Liability)
	(Dollars in thousands)
Cash flow hedge:
Interest rate swap on FHLB advance	$25,000	4.7 years	3-month LIBOR	1.62%	$(91)
Interest rate swap on FHLB advance	$25,000	5.0 years	3-month LIBOR	1.83%	(138)
Interest rate swap on FHLB advance	$25,000	5.0 years	3-month LIBOR	1.48%	249
Interest rate swap on FHLB advance	$25,000	5.0 years	3-month LIBOR	1.22%	717
					$737

December 31, 2015:
	Notional Amount	Original Maturity	Received	Paid	Fair Value Asset (Liability)
	(Dollars in thousands)
Cash flow hedge:
Interest rate swap on FHLB advance	$25,000	4.7 years	3-month LIBOR	1.62%	$(181)
Interest rate swap on FHLB advance	$25,000	5.0 years	3-month LIBOR	1.83%	(276)
Interest rate swap on FHLB advance	$25,000	5.0 years	3-month LIBOR	1.48%	181
					$(276)

Liquidity and Capital Resources
Liquidity Management
Liquidity is defined as the ability to generate sufficient cash flows to meet all present and future funding requirements at reasonable costs. Our primary source of liquidity is deposits. While our generally preferred funding strategy is to attract and retain low cost deposits, our ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from our investment securities portfolios, loan sales, loan repayments and earnings. Investment securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs.
The Company’s liquidity positions are monitored daily by management. The Asset Liability Committee or ALCO establishes guidelines to ensure maintenance of prudent levels of liquidity. ALCO reports to the Company’s board of directors.
The Bank has a detailed liquidity funding policy and a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity. We employ a stress testing methodology to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of  “business as usual” cash flows. The Bank has established unsecured borrowing capacity with the

Bankers’ Bank Northeast and also maintains additional collateralized borrowing capacity with the FHLB in excess of levels used in the ordinary course of business. Our sources of liquidity include cash, unpledged investment securities, borrowings from the FHLB and the brokered deposit market.
Capital Resources
Total shareholders’ equity was $145.9 million at December 31, 2016, compared to $131.8 million at December 31, 2015. The $14.1 million, or 11%, increase is primarily a result of net income for the year ended December 31, 2016 of  $12.4 million and increases in capital due to stock-based compensation and proceeds from the exercise of stock options and warrants, offset by cash dividends declared. The ratio of total equity to total assets was 8.96% at December 31, 2016, which compares to 9.90% at December 31, 2015. Tangible book value per common share at December 31, 2016 and 2015 was $18.98 and $17.43, respectively.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets, as defined by regulation. At December 31, 2016, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At December 31, 2016, the Bank’s ratio of common equity tier 1 capital to risk-weighted assets was 11.59%, total capital to risk-weighted assets was 12.85%, Tier 1 capital to risk weighted assets was 11.59% and Tier 1 capital to average assets was 10.10%.
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
Our shareholders are entitled to dividends when and if declared by our board of directors out of funds legally available. Connecticut law prohibits us from paying cash dividends except from our net profits, which are defined by state statutes. On January 27, 2016 the Company’s Board of Directors declared a $0.05 per share cash dividend, payable February 22, 2016 to shareholders of record on February 12, 2016. On April 27, 2016 the Company’s Board of Directors declared a $0.05 per share cash dividend, payable May 26, 2016 to shareholders of record on May 16, 2016. On July 27, 2016 the Company’s Board of Directors declared a $0.05 per share cash dividend, payable August 26, 2016 to shareholders of record on August 16, 2016. The Company’s Board of Directors declared a $0.07 per share cash dividend, payable November 28, 2016 to shareholders of record on November 18, 2016, representing a 40% increase when compared to the last quarter. We did not repurchase any of our common stock during the years ended December 31, 2016, 2015 or 2014.

Contractual Obligations
The following table summarizes our contractual obligations to make future payments as of December 31, 2016. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.
	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(in thousands)
Contractual Obligations:
FHLB advances	$160,000	$135,000	$—	$25,000	$—
Subordinated Debt	25,500	—	—	—	25,500
Operating lease agreements	19,246	1,687	3,068	2,758	11,733
Time deposits with stated maturity dates	601,861	323,742	277,295	824	—
Total contractual obligations	$806,607	$460,429	$280,363	$28,582	$37,233

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
Commitments to extend credit totaled $168.4 million and $153.4 million, respectively at December 31, 2016 and 2015. The following table summarizes our commitments to extend credit as of the dates indicated. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. We manage our liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that we will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.
As of December 31, 2016
	Amount of Commitment Expiration per Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(in thousands)
Other Commitments:
Loan commitments	$89,825	$32,418	$37,681	$3,601	$16,125
Undisbursed construction loans	70,526	17,878	18,167	6,211	28,270
Unused home equity lines of credit	8,083	367	33	456	7,227
Total other commitments	$168,434	$50,663	$55,881	$10,268	$51,622

As of December 31, 2015
	Amount of Commitment Expiration per Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(in thousands)
Other Commitments:
Loan commitments	$77,181	$44,148	$10,778	$1,110	$21,145
Undisbursed construction loans	66,974	12,110	34,628	2,638	17,598
Unused home equity lines of credit	9,258	562	364	376	7,956
Total other commitments	$153,413	$56,820	$45,770	$4,124	$46,699

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
The principal strategies we use to manage interest rate risk include (i) emphasizing the origination, purchase and retention of adjustable rate loans, and the origination and purchase of loans with maturities appropriate under the Board of Directors approved risk limits, (ii) investing in debt securities with relatively short maturities and/or average lives and (iii) classifying a significant portion of its investment portfolio as available for sale so as to provide sufficient flexibility in liquidity management. By our strategy of limiting the Bank’s risk to rising interest rates, we are also limiting the benefit of falling interest rates.
We measure interest rate risk using simulation analysis to calculate earnings and equity at risk. These risk measures are quantified using simulation software from one of the leading firms in the field of asset/liability modeling. Key assumptions relate to the behavior of interest rates and spreads, prepayment speeds and the run-off of deposits. From such simulations, interest rate risk, or IRR, is quantified and appropriate strategies are formulated and implemented. We model IRR by using two primary risk measurement techniques: simulation of net interest income and simulation of economic value of equity. These two measurements are complementary and provide both short-term and long-term risk profiles for the Company. Because both simulations assume that our balance sheet will remain static over the simulation horizon, the results do not reflect adjustments in strategy that ALCO could implement in response to rate shifts.
We use net interest income at risk simulation to measure the sensitivity of net interest income to changes in market rates. This simulation captures underlying product behaviors, such as asset and liability repricing dates, balloon dates, interest rate indices and spreads, rate caps and floors, as well as other behavioral attributes. The simulation of net interest income also requires a number of key assumptions such as: (i) prepayment projections for loans and securities that are projected under each interest rate scenario using internal and external mortgage analytics; (ii) new business loan rates that are based on recent new business origination experience; and (iii) deposit pricing assumptions that are based on Office of the Comptroller of the Currency, or OCC, guidelines for non-maturity deposits reflecting the Bank’s limited history and management judgment. Combined, these assumptions can be inherently uncertain, and as a result, actual results may differ from simulation forecasts due to the timing, magnitude and frequency of interest rate changes, future business conditions, as well as unanticipated changes in management strategies.

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
The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning December 31, 2016 and 2015:
Parallel Ramp
	Estimated Percent Change in Net Interest Income
	At December 31,
Rate Changes (basis points)	2016	2015
-100	(1.60)%	(1.49)%
+200	(2.23)	(2.49)
Parallel Shock
	Estimated Percent Change in Net Interest Income
	At December 31,
Rate Changes (basis points)	2016	2015
-100	(3.36)%	(3.47)%
+100	(1.86)	(2.36)
+200	(4.13)	(4.94)
+300	(6.78)	(8.65)
The net interest income at risk simulation results indicate that as of December 31, 2016, we remain liability sensitive. The liability sensitivity is due to the fact that there are more liabilities than assets subject to repricing as market rates change.
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

The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:
Parallel Shock
	Estimated Percent Change in Economic Value of Equity
	At December 31,
Rate Changes (basis points)	2016	2015
-100	0.00%	(3.80)%
+100	(9.90)	(7.80)
+200	(21.70)	(17.20)
+300	(31.30)	(25.40)
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

Item 8.
Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are presented in the order shown below:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Bankwell Financial Group, Inc. and Subsidiary
We have audited the accompanying consolidated balance sheets of Bankwell Financial Group, Inc. and Subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bankwell Financial Group, Inc. and Subsidiary as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
/s/ Whittlesey & Hadley, P.C.
Hartford, Connecticut
March 9, 2017

Bankwell Financial Group, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share data)
	December 31,
	2016	2015
ASSETS
Cash and due from banks	$96,026	$49,562
Federal funds sold	329	39,035
Cash and cash equivalents	96,355	88,597
Held to maturity investment securities, at amortized cost	16,859	10,226
Available for sale investment securities, at fair value	87,751	40,581
Loans held for sale	254	—
Loans receivable (net of allowance for loan losses of $17,982 and $14,169 at December 31, 2016 and 2015, respectively)	1,343,895	1,129,748
Foreclosed real estate	272	1,248
Accrued interest receivable	4,958	4,071
Federal Home Loan Bank stock, at cost	7,943	6,554
Premises and equipment, net	17,835	11,163
Bank-owned life insurance	33,448	23,755
Goodwill	2,589	2,589
Other intangible assets	501	652
Deferred income taxes, net	9,085	8,337
Other assets	7,174	2,851
Total assets	$1,628,919	$1,330,372
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$187,593	$164,553
Interest bearing deposits	1,101,444	882,389
Total deposits	1,289,037	1,046,942
Advances from the Federal Home Loan Bank	160,000	120,000
Subordinated debentures	25,051	25,000
Accrued expenses and other liabilities	8,936	6,661
Total liabilities	1,483,024	1,198,603
Commitments and contingencies (Note 11)	—	—
Shareholders’ equity
Common stock, no par value; 10,000,000 shares authorized, 7,620,663 and 7,516,291 shares issued at December 31, 2016 and 2015, respectively	115,353	112,579
Retained earnings	29,652	18,963
Accumulated other comprehensive income	890	227
Total shareholders’ equity	145,895	131,769
Total liabilities and shareholders’ equity	$1,628,919	$1,330,372

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
	Year Ended December 31,
	2016	2015	2014
Interest and dividend income
Interest and fees on loans	$58,077	$48,692	$33,403
Interest and dividends on securities	2,740	1,964	2,058
Interest on cash and cash equivalents	173	98	128
Total interest and dividend income	60,990	50,754	35,589
Interest expense
Interest expense on deposits	8,300	5,681	3,295
Interest on borrowings	3,598	2,285	634
Total interest expense	11,898	7,966	3,929
Net interest income	49,092	42,788	31,660
Provision for loan losses	3,914	3,230	2,152
Net interest income after provision for loan losses	45,178	39,558	29,508
Noninterest income
Service charges and fees	963	933	643
Bank owned life insurance	693	727	497
Gains and fees from sales of loans	466	1,113	1,313
Gain on sale of foreclosed real estate	128	—	—
Loss on sale of available for sale securities, net	(115)	—	—
Other	541	711	588
Total noninterest income	2,676	3,484	3,041
Noninterest expense
Salaries and employee benefits	15,956	16,065	13,534
Occupancy and equipment	5,811	5,341	4,422
Professional services	1,654	1,447	1,194
Data processing	1,603	1,523	1,289
Marketing	948	985	674
FDIC insurance	660	672	488
Director fees	558	622	650
Foreclosed real estate	157	168	36
Amortization of intangibles	151	196	133
Merger and acquisition related expenses	—	2	1,801
Other	2,046	2,150	1,591
Total noninterest expense	29,544	29,171	25,812
Income before income tax expense	18,310	13,871	6,737
Income tax expense	5,960	4,841	2,169
Net income	$12,350	$9,030	$4,568
Net income attributable to common shareholders	$12,350	$8,905	$4,458
Earnings Per Common Share:
Basic	$1.64	$1.23	$0.78
Diluted	$1.62	$1.21	$0.78
Weighted Average Common Shares Outstanding:
Basic	7,396,019	7,071,550	5,577,942
Diluted	7,491,052	7,140,558	5,605,512
Dividends per common share	$0.22	$0.05	$—
See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
	Year Ended December 31,
	2016	2015	2014
Net income	$12,350	$9,030	$4,568
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains on available for sale securities	(109)	(431)	361
Reclassification adjustment for loss realized in net income	115	—	—
Net change in unrealized gain (loss)	6	(431)	361
Income tax effect – (expense) benefit	(2)	192	(141)
Unrealized gains (losses) on securities, net of tax	4	(239)	220
Unrealized gains (losses) on interest rate swaps:
Unrealized gain (losses) on interest rate swaps designated as cash flow hedges	1,013	(89)	(186)
Tax effect – (expense) benefit	(354)	24	73
Unrealized gains (losses) on interest rate swaps, net of tax	659	(65)	(113)
Total other comprehensive income (loss), net of tax	663	(304)	107
Comprehensive income	$13,013	$8,726	$4,675

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)
	Number of Outstanding Shares	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2014	3,876,393	$10,980	$52,105	$5,976	$424	$69,485
Net income	—	—	—	4,568	—	4,568
Other comprehensive income, net of tax	—	—	—	—	107	107
Preferred stock cash dividends	—	—	—	(110)	—	(110)
Stock-based compensation expense	—	—	573	—	—	573
Capital from exercise of stock options	—	—	207	—	—	207
Issuance of 2,702,703 shares, net of expenses	2,702,703	—	44,704	—	—	44,704
Issuance of restricted stock	127,610	—	—	—	—	—
Forfeitures of restricted stock	(51,651)	—	—	—	—	—
Stock options exercised	20,305	—	—	—	—	—
Stock issuance from acquisition of Quinnipiac Bank and Trust Company	510,122	—	9,676	—	—	9,676
Balance at December 31, 2014	7,185,482	10,980	107,265	10,434	531	129,210
Net income	—	—	—	9,030	—	9,030
Other comprehensive loss, net of tax	—	—	—	—	(304)	(304)
Cash dividends declared ($0.05 per share)	—	—	—	(376)	—	(376)
Preferred stock cash dividends	—	—	—	(125)	—	(125)
Redemption of SBLF preferred stock	—	(10,980)	—	—	—	(10,980)
Stock-based compensation expense	—	—	1,033	—	—	1,033
Warrants exercised	269,992	—	3,780	—	—	3,780
Issuance of restricted stock	51,800	—	—	—	—	—
Forfeitures of restricted stock	(25,573)	—	—	—	—	—
Stock options exercised	34,590	—	501	—	—	501
Balance at December 31, 2015	7,516,291	—	112,579	18,963	227	131,769
Net income	—	—	—	12,350	—	12,350
Other comprehensive income, net of tax	—	—	—	—	663	663
Cash dividends declared ($0.22 per share)	—	—	—	(1,661)	—	(1,661)
Stock-based compensation expense	—	—	1,188	—	—	1,188
Warrants exercised	11,200	—	200	—	—	200
Issuance of restricted stock	29,935	—	—	—	—	—
Forfeitures of restricted stock	(883)	—	—	—	—	—
Stock options exercised	64,120	—	1,106	—	—	1,106
Net tax benefit related to stock-based compensation	—	—	280	—	—	280
Balance at December 31, 2016	7,620,663	$—	$115,353	$29,652	$890	$145,895

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)
	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$12,350	$9,030	$4,568
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on investment securities	1,737	99	124
Provision for loan losses	3,914	3,230	2,152
Provision for deferred taxes	(1,104)	(966)	(696)
Net loss on sales of available for sale securities	115	—	—
Depreciation and amortization	1,729	1,685	1,239
Amortization of debt issuance costs	51	—	—
Increase in cash surrender value of bank-owned life insurance	(693)	(727)	(497)
Loan principal sold	(7,636)	(30,309)	(27,282)
Proceeds from sales of loans	7,848	32,008	28,109
Net gain on sales of loans	(466)	(1,113)	(1,313)
Stock-based compensation	1,188	1,033	573
Net (accretion) amortization of purchase accounting adjustments	(136)	(104)	656
Loss on sale and write-downs of foreclosed real estate	25	184	—
Net change in:
Deferred loan fees	466	668	1,120
Accrued interest receivable	(887)	(748)	(619)
Other assets	(3,006)	(519)	58
Accrued expenses and other liabilities	2,275	779	978
Net cash provided by operating activities	17,770	14,230	9,170
Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	770	1,877	10,189
Proceeds from principal repayments on held to maturity securities	205	220	2,353
Net proceeds from sales and calls of available for sale securities	60,696	22,030	15,920
Net proceeds from sales and calls of held to maturity securities	—	1,000	—
Purchases of available for sale securities	(110,485)	—	(53,772)
Purchase of held to maturity securities	(6,835)	—	—
Purchase of bank-owned life insurance	(9,000)	—	(12,500)
Acquisition, net of cash paid	—	—	2,546
Net increase in loans	(218,603)	(218,772)	(200,118)
Purchases of premises and equipment	(8,401)	(938)	(2,042)
Purchase of Federal Home Loan Bank stock	(1,389)	(445)	(1,275)
Proceeds from sale of foreclosed real estate	951	400	—
Net cash used by investing activities	(292,091)	(194,628)	(238,699)
Cash flows from financing activities
Net change in time certificates of deposit	165,224	128,379	111,247
Net change in other deposits	76,930	83,257	(37,973)
Net change in FHLB advances	40,000	(9,000)	78,000
Proceeds from issuance of common stock	200	3,780	44,704
Proceeds from exercise of options	1,106	501	207
Issuance of subordinated debt	—	25,000	—
Redemption of SBLF preferred stock	—	(10,980)	—
Dividends paid on common stock	(1,661)	(376)	—
Dividends paid on preferred stock	—	(125)	(110)
Net tax benefit related to stock-based compensation	280	—	—
Net cash provided by financing activities	282,079	220,436	196,075
Net increase (decrease) in cash and cash equivalents	7,758	40,038	(33,454)
Cash and cash equivalents:
Beginning of year	88,597	48,559	82,013
End of period	$96,355	$88,597	$48,559
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$11,793	$7,544	$3,985
Income taxes	8,584	6,136	2,222
Acquisition of noncash assets and liabilities:
Assets acquired	—	—	112,498
Liabilities assumed	—	—	(107,958)
Noncash investing and financing activities
Loans transferred to foreclosed real estate	—	883	—

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.
Nature of Operations and Summary of Significant Accounting Policies

Bankwell Financial Group, Inc. (the “Company” or “Bankwell”) is a bank holding company headquartered in New Canaan, Connecticut. The Company offers a broad range of financial services through its banking subsidiary, Bankwell Bank, (the “Bank”). In November 2013, the Bank acquired The Wilton Bank (“Wilton”), which added one branch and approximately $25.1 million in loans and $64.2 million in deposits. In addition, in October 2014, the Bank acquired Quinnipiac Bank and Trust Company (“Quinnipiac”) which added two branches and approximately $97.8 million in loans and $100.6 million in deposits.
The Bank is a Connecticut state chartered commercial bank, founded in 2002, whose deposits are insured under the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank provides a full range of banking services to commercial and consumer customers, primarily concentrated in the New York metropolitan area, including the Fairfield and New Haven County regions of Connecticut, with branch locations in New Canaan, Stamford, Fairfield, Wilton, Norwalk, Hamden and North Haven Connecticut.
Many of the Company’s activities are with customers located in the New York Metropolitan area, including Fairfield and New Haven Counties and the surrounding region of Connecticut, and declines in property values in these areas could significantly impact the Company. The Company has significant concentrations in commercial real estate loans. Management does not believe they present any special risk. The Company does not have any significant concentrations in any one industry or customer.
Principles of consolidation
The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of estimates
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities as of the date of the consolidated balance sheet and revenue and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to estimates related to the initial measurement of goodwill and intangible assets and subsequent impairment analyses; the allowance for loan losses; stock-based compensation; and derivative instrument valuation.
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
Basis of consolidated financial statement presentation
The consolidated financial statements have been prepared in accordance with GAAP and general practices within the banking industry. Such policies have been followed on a consistent basis.
Cash and Cash Equivalents and Statement of Cash Flows
Cash and due from banks and federal funds sold are recognized as cash equivalents in the consolidated statements of cash flows. Federal funds sold generally mature in one day. For purposes of reporting cash flows, all highly liquid debt instruments purchased with an original maturity of three months or less are

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Acquired Loans
Loans that the Company acquires in acquisitions are initially recorded at fair value with no carryover of the related allowance for credit losses. Determining the fair value of acquired loans involves estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest.
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
Premises and Equipment
Premises and equipment are stated at cost, net of accumulated depreciation and amortization. Leasehold improvements are capitalized and amortized over the shorter of the terms of the related leases or the estimated economic lives of the improvements. Depreciation and amortization is charged to operations using the straight-line method over the estimated useful lives of the related assets which range from three to thirty nine years. Gains and losses on dispositions are recognized upon realization. Maintenance and repairs are expensed as incurred and improvements are capitalized.
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
In the ordinary course of business there is inherent uncertainty in quantifying the Company’s income tax positions. Income tax positions and recorded tax benefits assessed for all years are subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have determined the amount of the tax benefit to be recognized by estimating the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest and penalties have also been recognized. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.
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
Income tax benefits related to stock compensation in excess of grant date fair value, less any proceeds on exercise, are recognized as an increase to additional paid-in capital upon vesting or exercising and delivery of the stock. Any income tax benefits that are less than grant date fair value less any proceeds on exercise would be recognized as a reduction of additional paid-in capital to the extent of previously recognized income tax benefits and then as compensation expense for the remaining amount.
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
Comprehensive Income
Accounting principles generally require that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and cash flow hedge transactions, are reported as a separate component of the stockholders’ equity section of the balance sheets, such items, along with net income, are components of comprehensive income.

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
ASU No. 2014-12, Compensation — Stock Compensation (Topic 718): “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force).”   The ASU provides explicit guidance to account for a performance target that could be achieved after the requisite service period as a performance condition. For awards within the scope of this update, the Task Force decided that an entity should apply existing guidance in Topic 718 as it relates to share-based payments with performance conditions that affect vesting. Consistent with that guidance, performance conditions that affect vesting should not be reflected in estimating the fair value of an award at the grant date. Compensation cost should be recognized when it is probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The amendments were effective for the Company as of January 1, 2016. This ASU did not impact the Company’s financial statements and the Company does not expect the application of this guidance will have a material impact on the Company’s financial statements in the future.
ASU No. 2015-03, Interest Imputation of Interest (Subtopic 835-20): “Simplifying the Presentation of Debt Issuance Costs.”   The amendments in this ASU require that debt issuance costs related to a

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
ASU No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities.”   The ASU has been issued to improve the recognition and measurement of financial instruments by requiring 1) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; 3) the use of the exit price notion when measuring fair value of financial instruments for disclosure purposes; and 4) separate presentation by the reporting organization in other comprehensive income for the portion of the total change in the fair value of a liability resulting from the change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The standard is effective for the Company beginning on January 1, 2018. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.
ASU 2016-02, Leases (Topic 842).   The amendments in this ASU require lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. Accounting by lessors will remain largely unchanged. The guidance will be effective for the Company, on January 1, 2019, with early adoption permitted. Adoption will require a modified retrospective transition where the lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.
ASU 2016-09, Compensation Stock — Compensation (Topic 718): “Improvements to Employee Share Based Payment Accounting.”   This ASU changes how companies account for certain aspects of share based payments to employees. Entities will be required to recognize all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards will be treated as discrete items in the reporting period in which they occur. This ASU also simplifies several other aspects of accounting for share-based payments including; classification of excess tax benefits on the statement of cash flows; forfeitures; statutory tax withholding requirements; classification of awards and; classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The amendments in this update were effective for the Company on January 1, 2017 and interim periods within that annual period. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.
ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.   The ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and can result in the earlier recognition of credit losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. The amendments in this update will be effective for the Company on January 1, 2020, including interim periods within that fiscal year. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact of its pending adoption of this guidance on the Company’s financial statements.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
ASU No. 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash”   This ASU provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.
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
As a result of the acquisition of Quinnipiac on October 1, 2014 the Company issued 68,600 warrants to former Quinnipiac warrant holders in accordance with the merger agreement. Each warrant was automatically converted into a warrant to purchase 0.56 shares of the Company’s common stock for an exercise price of  $17.86. A total of 11,200 warrants have been exercised as of December 31, 2016. The warrants expire on March 6, 2018.

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
4.
Goodwill and other intangible assets

Information on goodwill for the year ended December 31, 2016 and 2015 is as follows:
	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In thousands)
Balance, beginning of the period	$2,589	$2,589
Impairment	—	—
Balance, end of the period	$2,589	$2,589

The Company tests for goodwill impairment annually as of June 30th. No impairment was recorded on goodwill for 2016 or 2015.
The table below provides information regarding the carrying amounts and accumulated amortization of amortized intangible assets as of the dates set forth below.
	Gross Intangible Asset	Accumulated Amortization	Net Intangible Asset
	(In thousands)
December 31, 2016
Core deposit intangible	$1,029	$528	$501
December 31, 2015
Core deposit intangible	$1,029	$377	$652

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.
Investment Securities

The amortized cost, gross unrealized gains and losses and fair values of available for sale and held to maturity securities segregated by contractual maturity at December 31, 2016 were as follows:
	December 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Due from one through five years	$62,357	$295	$(49)	$62,603
Due after ten years	100	—	(5)	95
	62,457	295	(54)	62,698
State agency and municipal obligations
Due from one through five years	827	24	(3)	848
Due from five through ten years	8,045	189	(1)	8,233
Due after ten years	5,623	178	(119)	5,682
	14,495	391	(123)	14,763
Corporate bonds
Due in less than one year	2,022	56	—	2,078
Due from one through five years	8,145	67	—	8,212
	10,167	123	—	10,290
Total available for sale securities	$87,119	$809	$(177)	$87,751
Held to maturity securities:
State agency, U.S. Territories and municipal obligations
Due from one through five years	$2,135	$—	$—	$2,135
Due after ten years	13,575	—	—	13,575
	15,710	—	—	15,710
Corporate bonds
Due from one through five years	1,000	—	(23)	977
Government-sponsored mortgage backed securities
No contractual maturity	149	15	—	164
Total held to maturity securities	$16,859	$15	$(23)	$16,851

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost, gross unrealized gains and losses and fair values of available for sale and held to maturity securities segregated by contractual maturity at December 31, 2015 were as follows:
	December 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Due in less than one year	$6,198	$—	$(77)	$6,121
Due from one through five years	394	4	(2)	396
Due from five through ten years	647	—	(21)	626
Due after ten years	7,239	4	(100)	7,143
State agency, U.S. Territories and municipal obligations	520	39	—	559
Due from five through ten years	9,762	361	(322)	9,801
Due after ten years	6,778	367	(1)	7,144
	17,060	767	(323)	17,504
Corporate bonds
Due in less than one year	1,010	22	—	1,032
Due from one through five years	9,233	156	(9)	9,380
Due from five through ten years	1,013	12	—	1,025
	11,256	190	(9)	11,437
Government-sponsored mortgage backed securities
No contractual maturity	4,400	107	(10)	4,497
Total available for sale securities	$39,955	$1,068	$(442)	$40,581
Held to maturity securities:
U.S. Government and agency obligations
Due in less than one year	$—	$—	$—	$—
State agency, U.S. Territories and municipal obligations
Due after ten years	9,026	—	—	9,026
Corporate bonds
Due from five through ten years	1,000	—	(19)	981
Government-sponsored mortgage backed securities
No contractual maturity	200	21	—	221
Total held to maturity securities	$10,226	$21	$(19)	$10,228

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the year ended December 31, 2016, the Company realized a net loss of  $115 thousand from the sales of investment securities, primarily driven by the sale of a Commonwealth of Puerto Rico senior lien sales tax financing corporate bond or “COFINA” bond on November 2, 2016. Gross gains from the sales of investment securities totaled $129.4 thousand and gross losses from the sales of investment securities totaled $244.6 thousand. There were no sales of, or realized gains or losses on, investment securities for the years ended December 31, 2015 and 2014.
At December 31, 2016 and 2015, securities with approximate fair values of  $60.0 million and $5.9 million were pledged as collateral with the FHLB. The collateral is pledged for general purposes and for public deposits.
The following table provides information regarding investment securities with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at December 31, 2016 and 2015:
	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
December 31, 2016
U.S. Government and agency obligations	$3,045	$(54)	$—	$—	$3,045	$(54)
State agency and municipal obligations	2,756	(123)	—	—	2,756	(123)
Corporate bonds	978	(23)	—	—	978	(23)
Total investment securities	$6,779	$(200)	$—	$—	$6,779	$(200)
December 31, 2015
U.S. Government and agency obligations	$5,486	$(60)	$1,259	$(40)	$6,745	$(100)
State agency, U.S. Territories and municipal obligations	126	(1)	665	(322)	791	(323)
Corporate bonds	1,970	(28)	—	—	1,970	(28)
Government-sponsored mortgage backed securities	768	(4)	413	(6)	1,181	(10)
Total investment securities	$8,350	$(93)	$2,337	$(368)	$10,687	$(461)

There were 11 and 29 individual investment securities, respectively, in which the fair value of the security was less than the amortized cost of the security at December 31, 2016 and December 31, 2015.
The U.S. Government and agency obligations owned are either direct obligations of the U.S. Government or are issued by one of the shareholder-owned corporations chartered by the U.S. Government, therefore the contractual cash flows are guaranteed and as a result the unrealized losses in this portfolio are not considered other than temporarily impaired.
The Company continually monitors its state agency, U.S. Territories, municipal and corporate bond portfolios and at this time these portfolios have minimal default risk because state agency, U.S. Territories, municipal and corporate bonds are all rated above investment grade.
6.
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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth a summary of the loan portfolio at December 31, 2016 and 2015:
	December 31, 2016			December 31, 2015
	Originated	Acquired	Total	Originated	Acquired	Total
	(In thousands)
Real estate loans:
Residential	$178,549	$2,761	$181,310	$174,311	$2,873	$177,184
Commercial	802,156	43,166	845,322	643,524	54,018	697,542
Construction	107,329	112	107,441	81,242	1,031	82,273
Home equity	8,549	5,870	14,419	9,146	6,780	15,926
	1,096,583	51,909	1,148,492	908,223	64,702	972,925
Commercial business	198,456	17,458	215,914	150,479	22,374	172,853
Consumer	672	861	1,533	117	1,618	1,735
Total loans	1,295,711	70,228	1,365,939	1,058,819	88,694	1,147,513
Allowance for loan losses	(17,883)	(99)	(17,982)	(14,128)	(41)	(14,169)
Deferred loan origination fees, net	(4,071)	—	(4,071)	(3,605)	—	(3,605)
Unamortized loan premiums	9	—	9	9	—	9
Loans receivable, net	$1,273,766	$70,129	$1,343,895	$1,041,095	$88,653	$1,129,748

Lending activities are conducted principally in the New York metropolitan area, including the Fairfield and New Haven County regions of Connecticut, and consist of residential and commercial real estate loans, commercial business loans and a variety of consumer loans. Loans may also be granted for the construction of residential homes and commercial properties. All residential and commercial mortgage loans are collateralized by first or second mortgages on real estate.
The following table summarizes activity in the accretable yields for the acquired loan portfolio for the years ended December 31, 2016 and 2015:
	2016	2015
	(In thousands)
Balance at beginning of period	$871	$1,382
Acquisition	—	—
Accretion	(154)	(157)
Other(a)	(51)	(354)
Balance at end of period	$666	$871

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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Commercial Real Estate:   This portfolio segment includes loans secured by commercial real estate, non-owner occupied one-to-four family and multi-family dwellings for property owners and businesses. Loans secured by commercial real estate generally have larger loan balances and more credit risk than owner occupied one-to-four family mortgage loans.
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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Allowance for loan losses
The following tables set forth the activity in the Company’s allowance for loan losses for the years ended December 31, 2016, 2015 and 2014, by portfolio segment:
	Residential Real Estate	Commercial Real Estate	Construction	Home Equity	Commercial Business	Consumer	Total
	(In thousands)
December 31, 2016
Originated
Beginning balance	$1,444	$7,693	$1,504	$174	$3,310	$3	$14,128
Charge-offs	—	—	—	—	(59)	(10)	(69)
Recoveries	—	—	—	—	—	8	8
Provisions	202	1,693	601	(18)	989	349	3,816
Ending balance	$1,646	$9,386	$2,105	$156	$4,240	$350	$17,883
Acquired
Beginning balance	$—	$12	$—	$—	$24	$5	$41
Charge-offs	—	—	(7)	—	(10)	(25)	(42)
Recoveries	—	—	—	—	—	2	2
Provisions	—	17	7	—	29	45	98
Ending balance	$—	$29	$—	$—	$43	$27	$99
Total
Beginning balance	$1,444	$7,705	$1,504	$174	$3,334	$8	$14,169
Charge-offs	—	—	(7)	—	(69)	(35)	(111)
Recoveries	—	—	—	—	—	10	10
Provisions	202	1,710	608	(18)	1,018	394	3,914
Ending balance	$1,646	$9,415	$2,105	$156	$4,283	$377	$17,982

	Residential Real Estate	Commercial Real Estate	Construction	Home Equity	Commercial Business	Consumer	Total
	(In thousands)
December 31, 2015
Originated
Beginning balance	$1,431	$5,480	$1,102	$205	$2,638	$4	$10,860
Charge-offs	—	—	—	—	—	(6)	(6)
Recoveries	—	—	—	—	—	7	7
Provisions	13	2,213	402	(31)	672	(2)	3,267
Ending balance	$1,444	$7,693	$1,504	$174	$3,310	$3	$14,128
Acquired
Beginning balance	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	(15)	(9)	(24)
Recoveries	—	—	—	—	100	2	102
Provisions	—	12	—	—	(61)	12	(37)
Ending balance	$—	$12	$—	$—	$24	$5	$41
Total
Beginning balance	$1,431	$5,480	$1,102	$205	$2,638	$4	$10,860
Charge-offs	—	—	—	—	(15)	(15)	(30)
Recoveries	—	—	—	—	100	9	109
Provisions	13	2,225	402	(31)	611	10	3,230
Ending balance	$1,444	$7,705	$1,504	$174	$3,334	$8	$14,169

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Residential Real Estate	Commercial Real Estate	Construction	Home Equity	Commercial Business	Consumer	Total
	(In thousands)
December 31, 2014
Originated
Beginning balance	$1,310	$3,616	$1,032	$190	$2,225	$9	$8,382
Charge-offs	—	—	—	—	—	(3)	(3)
Recoveries	—	—	—	—	4	425	429
Provisions	121	1,864	70	15	409	(427)	2,052
Ending balance	$1,431	$5,480	$1,102	$205	$2,638	$4	$10,860
Acquired
Beginning balance	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	(100)	—	—	—	(100)
Recoveries	—	—	—	—	—	—	—
Provisions	—	—	100	—	—	—	100
Ending balance	$—	$—	$—	$—	$—	$—	$—
Total
Beginning balance	$1,310	$3,616	$1,032	$190	$2,225	$9	$8,382
Charge-offs	—	—	(100)	—	—	(3)	(103)
Recoveries	—	—	—	—	4	425	429
Provisions	121	1,864	170	15	409	(427)	2,152
Ending balance	$1,431	$5,480	$1,102	$205	$2,638	$4	$10,860

Loans evaluated for impairment and the related allowance for loan losses as of December 31, 2016 and 2015 were as follows:
	Originated Loans		Acquired Loans		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In thousands)
December 31, 2016
Loans individually evaluated for impairment:
Residential real estate	$969	$—	$—	$—	$969	$—
Commercial real estate	774	1	144	7	918	8
Home equity	259	—	453	—	712	—
Commercial business	920	5	962	37	1,882	42
Consumer	341	341	27	27	368	368
Subtotal	3,263	347	1,586	71	4,849	418
Loans collectively evaluated for impairment:
Residential real estate	177,580	1,646	2,761	—	180,341	1,646
Commercial real estate	801,382	9,385	43,022	22	844,404	9,407
Construction	107,329	2,105	112	—	107,441	2,105
Home equity	8,290	156	5,417	—	13,707	156
Commercial business	197,536	4,235	16,496	6	214,032	4,241
Consumer	331	9	834	—	1,165	9
Subtotal	1,292,448	17,536	68,642	28	1,361,090	17,564
Total	$1,295,711	$17,883	$70,228	$99	$1,365,939	$17,982

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Originated Loans		Acquired Loans		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In thousands)
December 31, 2015
Loans individually evaluated for impairment:
Residential real estate	$1,833	$2	$—	$—	$1,833	$2
Commercial real estate	4,291	—	762	12	5,053	12
Home equity	422	—	197	—	619	—
Commercial business	1,977	71	1,433	21	3,410	92
Consumer	—	—	7	5	7	5
Subtotal	8,523	73	2,399	38	10,922	111
Loans collectively evaluated for impairment:
Residential real estate	172,478	1,442	2,873	—	175,351	1,442
Commercial real estate	639,233	7,692	53,256	—	692,489	7,692
Construction	81,242	1,504	1,031	—	82,273	1,504
Home equity	8,724	174	6,583	—	15,307	174
Commercial business	148,502	3,239	20,941	3	169,443	3,242
Consumer	117	4	1,611	—	1,728	4
Subtotal	1,050,296	14,055	86,295	3	1,136,591	14,058
Total	$1,058,819	$14,128	$88,694	$41	$1,147,513	$14,169

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
Loans that are considered to be impaired are analyzed to determine whether a loss is probable and if so, a calculation is performed to determine the possible loss amount. If it is determined that the loss amount is $0, no reserve is held against the asset. If a loss is calculated, then a specific reserve for that asset is determined.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables are a summary of the loan portfolio quality indicators by portfolio segment at December 31, 2016 and 2015:
	Commercial Credit Quality Indicators
	At December 31, 2016				At December 31, 2015
	Commercial Real Estate	Construction	Commercial Business	Total	Commercial Real Estate	Construction	Commercial Business	Total
	(In thousands)
Originated loans:
Pass	$797,249	$107,329	$196,436	$1,101,014	$638,709	$81,242	$148,748	$868,699
Special mention	4,605	—	115	4,720	1,595	—	1,118	2,713
Substandard	302	—	1,905	2,207	3,220	—	549	3,769
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	64	64
Total originated loans	802,156	107,329	198,456	1,107,941	643,524	81,242	150,479	875,245
Acquired loans:
Pass	41,582	112	16,836	58,530	52,427	230	20,794	73,451
Special mention	1,584	—	86	1,670	—	—	598	598
Substandard	—	—	536	536	1,591	801	982	3,374
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total acquired loans	43,166	112	17,458	60,736	54,018	1,031	22,374	77,423
Total loans:
Pass	838,831	107,441	213,272	1,159,544	691,136	81,472	169,542	942,150
Special mention	6,189	—	201	6,390	1,595	—	1,716	3,311
Substandard	302	—	2,441	2,743	4,811	801	1,531	7,143
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	64	64
Total loans	$845,322	$107,441	$215,914	$1,168,677	$697,542	$82,273	$172,853	$952,668

	Residential and Consumer Credit Quality Indicators
	At December 31, 2016				At December 31, 2015
	Residential Real Estate	Home Equity	Consumer	Total	Residential Real Estate	Home Equity	Consumer	Total
	(In thousands)
Originated loans:
Pass	$176,961	$8,291	$331	$185,583	$172,478	$8,725	$117	$181,320
Special mention	147	69	—	216	864	80	—	944
Substandard	1,441	189	—	1,630	969	341	—	1,310
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	341	341	—	—	—	—
Total originated loans	178,549	8,549	672	187,770	174,311	9,146	117	183,574
Acquired loans:
Pass	2,229	5,417	835	8,481	2,873	6,545	1,539	10,957
Special mention	49	—	—	49	—	—	—	—
Substandard	483	453	2	938	—	235	79	314
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	24	24	—	—	—	—
Total acquired loans	2,761	5,870	861	9,492	2,873	6,780	1,618	11,271
Total loans:
Pass	179,190	13,708	1,166	194,064	175,351	15,270	1,656	192,277
Special mention	196	69	—	265	864	80	—	944
Substandard	1,924	642	2	2,568	969	576	79	1,624
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	365	365	—	—	—	—
Total loans	$181,310	$14,419	$1,533	$197,262	$177,184	$15,926	$1,735	$194,845

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Loan portfolio aging analysis
The following tables set forth certain information with respect to our loan portfolio delinquencies by portfolio segment and amount as of December 31, 2016 and December 31, 2015:
	As of December 31, 2016
	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans
	(In thousands)
Originated Loans
Real estate loans:
Residential real estate	$—	$—	$969	$969	$177,580	$178,549
Commercial real estate	147	1,848	302	2,297	799,859	802,156
Construction	—	—	—	—	107,329	107,329
Home equity	—	173	—	173	8,376	8,549
Commercial business	—	—	378	378	198,078	198,456
Consumer	—	—	—	—	672	672
Total originated loans	147	2,021	1,649	3,817	1,291,894	1,295,711
Acquired Loans
Real estate loans:
Residential real estate	—	—	—	—	2,761	2,761
Commercial real estate	866	722	143	1,731	41,435	43,166
Construction	—	—	—	—	112	112
Home equity	—	—	453	453	5,417	5,870
Commercial business	99	249	—	348	17,110	17,458
Consumer	6	—	—	6	855	861
Total acquired loans	971	971	596	2,538	67,690	70,228
Total loans	$1,118	$2,992	$2,245	$6,355	$1,359,584	$1,365,939

	As of December 31, 2015
	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans
	(In thousands)
Originated Loans
Real estate loans:
Residential real estate	$—	$—	$969	$969	$173,342	$174,311
Commercial real estate	—	311	—	311	643,213	643,524
Construction	—	—	—	—	81,242	81,242
Home equity	198	—	—	198	8,948	9,146
Commercial business	1,078	100	343	1,521	148,958	150,479
Consumer	—	—	—	—	117	117
Total originated loans	1,276	411	1,312	2,999	1,055,820	1,058,819
Acquired Loans
Real estate loans:
Residential real estate	—	—	—	—	2,873	2,873
Commercial real estate	333	—	762	1,095	52,923	54,018
Construction	—	—	801	801	230	1,031
Home equity	100	162	191	453	6,327	6,780
Commercial business	262	71	101	434	21,940	22,374
Consumer	17	—	—	17	1,601	1,618
Total acquired loans	712	233	1,855	2,800	85,894	88,694
Total loans	$1,988	$644	$3,167	$5,799	$1,141,714	$1,147,513

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were no loans delinquent greater than 90 days and still accruing as of December 31, 2016 and there were $1.1 million of loans delinquent greater than 90 days and still accruing as of December 31, 2015.
Loans on nonaccrual status
The following is a summary of nonaccrual loans by portfolio segment as of December 31, 2016 and 2015:
	December 31,
	2016	2015
	(In thousands)
Residential real estate	$969	$970
Commercial real estate	446	1,264
Home equity	643	395
Commercial business	538	1,160
Consumer	341	2
Total	$2,937	$3,791

The amount of income that was contractually due but not recognized on originated nonaccrual loans totaled $17 thousand, $25 thousand and $8 thousand for the years ended December 31, 2016, 2015 and 2014, respectively. The amount of actual interest income recognized on these loans was $74 thousand, $43 thousand and $190 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.
At December 31, 2016 and 2015, there were $0 and $169 thousand in commitments to lend additional funds to borrowers on nonaccrual status, respectively.
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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes impaired loans by portfolio segment and the average carrying amount and interest income recognized on impaired loans by portfolio segment as of December 31, 2016, 2015 and 2014:
	As of and for the Year Ended December 31, 2016
	Carrying Amount	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount	Interest Income Recognized
	(In thousands)
Originated
Impaired loans without a valuation allowance:
Residential real estate	$969	$969	$—	$969	$—
Commercial real estate	651	651	—	668	29
Home equity	259	269	—	267	10
Commercial business	551	584	—	987	76
Total impaired loans without a valuation allowance	$2,430	$2,473	$—	$2,891	$115
Impaired loans with a valuation allowance:
Residential real estate	$—	$—	$—	$—	$—
Commercial real estate	123	123	1	128	6
Commercial business	369	369	5	417	22
Consumer	341	341	341	341	—
Total impaired loans with a valuation allowance	833	833	347	886	28
Total originated impaired loans	$3,263	$3,306	$347	$3,777	$143
Acquired
Impaired loans without a valuation allowance:
Home Equity	$453	$462	$—	$456	$9
Commercial Business	572	593	—	629	36
Total impaired loans without a valuation allowance	$1,025	$1,055	$—	$1,085	$45
Impaired loans with a valuation allowance:
Commercial real estate	$144	$144	$7	$144	$—
Commercial business	390	390	37	406	19
Consumer	27	27	27	27	—
Total impaired loans with a valuation allowance	561	561	71	577	19
Total acquired impaired loans	$1,586	$1,616	$71	$1,662	$64

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of and for the Year Ended December 31, 2015
	Carrying Amount	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount	Interest Income Recognized
	(In thousands)
Originated
Impaired loans without a valuation allowance:
Residential real estate	$969	$969	$—	$973	$27
Commercial real estate	4,291	4,291	—	4,308	124
Home equity	422	424	—	429	10
Commercial business	1,351	1,372	—	1,374	49
Total impaired loans without a valuation allowance	$7,033	$7,056	$—	$7,084	$210
Impaired loans with a valuation allowance:
Residential real estate	$864	$864	$2	$864	$28
Commercial business	626	690	71	673	34
Total impaired loans with a valuation allowance	1,490	1,554	73	1,537	62
Total originated impaired loans	$8,523	$8,610	$73	$8,621	$272
Acquired
Impaired loans without a valuation allowance:
Commercial real estate	$611	$678	$—	$602	$6
Home Equity	197	200	—	198	2
Commercial Business	963	963	—	999	54
Total impaired loans without a valuation allowance	$1,771	$1,841	$—	$1,799	$62
Impaired loans with a valuation allowance:
Commercial real estate	$151	$151	$12	$151	$3
Commercial business	470	480	21	506	14
Consumer	7	7	5	7	1
Total impaired loans with a valuation allowance	628	638	38	664	18
Total acquired impaired loans	$2,399	$2,479	$38	$2,463	$80

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of and for the Year Ended December 31, 2014
	Carrying Amount	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount	Interest Income Recognized
	(In thousands)
Originated
Impaired loans without a valuation allowance:
Residential real estate	$864	$864	$—	$864	$28
Commercial real estate	4,543	4,544	—	4,034	223
Home equity	91	91	—	95	3
Commercial business	1,145	1,153	—	1,226	52
Total impaired loans without a valuation allowance	$6,643	$6,652	$—	$6,219	$306
Impaired loans with a valuation allowance:
Commercial real estate	$453	$453	$23	$457	$29
Commercial business	556	556	10	596	32
Total impaired loans with a valuation allowance	$1,009	$1,009	$33	$1,053	$61
Total originated impaired loans	$7,652	$7,661	$33	$7,272	$367
Acquired
Impaired loans without a valuation allowance:
Commercial business	$629	$629	$—	$607	$28
Total impaired loans without a valuation allowance	$629	$629	$—	$607	$28
Impaired loans with a valuation allowance:
Total impaired loans with a valuation allowance	$—	$—	$—	$—	$—
Total acquired impaired loans	$629	$629	$—	$607	$28

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
The recorded investment in TDRs was $1.4 million at December 31, 2016 and $7.3 million at December 31, 2015.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents loans whose terms were modified as TDRs during the periods presented:
				Outstanding Recorded Investment
	Number of Loans			Pre-Modification			Post-Modification
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	(Dollars in thousands)
Years ended December 31,
Commercial real estate	1	3	2	$62	$4,044	$1,317	$62	$4,044	$1,317
Commercial business	2	1	4	237	39	782	237	39	782
Total	3	4	6	$299	$4,083	$2,099	$299	$4,083	$2,099

All TDRs at December 31, 2016 and December 31, 2015 were performing in compliance with their modified terms, except for one non-accrual loans totaling $66 thousand at December 31, 2016 and two non-accrual loans totaling $1.1 million at December 31, 2015.
The following table provides information on how loans were modified as a TDR for the years ended December 31, 2016 and 2015.
	December 31,
	2016	2015	2014
	(In thousands)
Maturity Concession	$299	$—	$—
Maturity/amortization concession	—	825	946
Maturity and payment concession	—	3,258	—
Payment concession	—	—	1,153
Total	$299	$4,083	$2,099

There were no loans modified in a troubled debt restructuring, for which there was a payment default during the years ended December 31, 2016, 2015 and 2014, respectively.
7.
Premises and equipment

At December 31, 2016 and 2015, premises and equipment consisted of the following:
	December 31,
	2016	2015
	(In thousands)
Land	$2,300	$2,300
Building	14,061	6,384
Leasehold improvements	4,532	4,544
Furniture and fixtures	2,118	1,964
Equipment	4,249	3,734
Automobiles	67	—
	27,327	18,926
Accumulated depreciation and amortization	(9,492)	(7,763)
Premises and equipment, net	$17,835	$11,163

For the years ended December 31, 2016, 2015 and 2014, depreciation and amortization expense related to premises and equipment totaled $1.7 million, $1.7 million and $1.2 million, respectively.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.
Deposits

At December 31, 2016 and 2015, deposits consisted of the following:
	December 31,
	2016	2015
	(In thousands)
Noninterest bearing demand deposit accounts	$187,593	$164,553
Interest bearing accounts:
NOW and money market	402,982	347,846
Savings	96,601	97,846
Time certificates of deposit	601,861	436,697
Total interest bearing accounts	1,101,444	882,389
Total deposits	$1,289,037	$1,046,942

Maturities of time certificates of deposit as of December 31, 2016 and 2015 are summarized below:
	December 31,
	2016	2015
	(In thousands)
2016	$—	$238,673
2017	323,742	152,682
2018	247,517	35,186
2019	29,778	9,810
2020	433	346
2021	391	—
	$601,861	$436,697

The aggregate amount of individual certificate accounts, excluding brokered deposits with balances of $250,000 or more were approximately $148.5 million and $98.2 million at December 31, 2016 and 2015, respectively.
Brokered deposits totaled $58.2 million and $55.6 million at December 31, 2016 and 2015, respectively. Brokered deposits also include customer money reciprocal deposits for customers that desire FDIC protection and one way CDARS. Brokered deposits are utilized as an additional source of funding.
The following table summarizes interest expense by account type for the years ended December 31, 2016, 2015 and 2014:
	Years Ended December 31,
	2016	2015	2014
	(In thousands)
NOW and money market	$1,945	$1,473	$894
Savings	315	693	302
Time certificates of deposit	6,040	3,515	2,099
Total interest expense on deposits	$8,300	$5,681	$3,295

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.
Federal Home Loan Bank Advances and Other Borrowings

The following is a summary of FHLB advances with maturity dates and weighted average rates at December 31, 2016 and 2015:
	December 31,
	2016		2015
	Amount Due	Weighted Average Rate	Amount Due	Weighted Average Rate
	(Dollars in thousands)
Year of Maturity:
2016	$—	—%	$75,000	0.46%
2017	135,000	0.73	20,000	0.99
2020	25,000	1.99	25,000	1.99
Total advances	$160,000	0.92%	$120,000	0.87%

$100.0 million of the above mentioned FHLB advances as of December 31, 2016 are subject to interest rate swap transactions, see note 17.
The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. As of December 31, 2016 the Company has immediate availability to borrow an additional $331.4 million based on qualified collateral.
Additionally, the Bank has access to a pre-approved secured line of credit of  $450 thousand with the FHLB, none of which was outstanding at December 31, 2016 and 2015.
The Bank has an unsecured line of credit with Bankers’ Bank Northeast of  $7.5 million at December 31, 2016 and 2015, none of which was outstanding at December 31, 2016 and 2015.
Federal Home Loan Bank Stock
As a member of the FHLB, the Bank is required to maintain investments in their capital stock. The Bank owned 79,430 and 65,536 shares at December 31, 2016 and 2015, respectively. There is no ready market or quoted market values for the stock. The shares have a par value of  $100 and are carried on the consolidated balance sheets at cost, as the stock is only redeemable at par subject to the redemption practices of the FHLB.
10.
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
11.
Commitments and Contingencies

Leases
The Company leases all but three locations, plus certain equipment under operating lease agreements, which expire at various dates through 2029. In addition to rental payments, the leases require payment of property taxes and certain common area maintenance fees.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total future lease obligations totaled $19.2 million and $8.2 million at December 31, 2016 and 2015, respectively. The lease obligations at December 31, 2016 include a land lease with a municipality related to a building purchased in December, 2016. The land lease has a 98 year and 11 month term which commenced on September 1, 2001. The current lease payment is approximately $120 thousand per year and may be adjusted to fair market value in subsequent years.
Total rental expense approximated $2.0 million, $1.8 million and $1.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Financial instruments whose contract amounts represented credit risk at December 31, 2016 and 2015 were as follows:
	December 31,
	2016	2015
	(In thousands)
Commitments to extend credit:
Loan commitments	$89,825	$77,181
Undisbursed construction loans	70,526	66,974
Unused home equity lines of credit	8,083	9,258
	$168,434	$153,413

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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.
Income Taxes

Income tax expense for the years ended December 31, 2016, 2015 and 2014 consisted of:
	2016	2015	2014
	(In thousands)
Current provision:
Federal	$6,838	$5,113	$2,147
State	226	694	718
Total current	7,064	5,807	2,865
Deferred provision:
Federal	(1,104)	(1,749)	(557)
State	—	783	(139)
Total deferred	(1,104)	(966)	(696)
Total income tax expense	$5,960	$4,841	$2,169

In October, 2015, the Company created Bankwell Loan Servicing Group, Inc., a Passive Investment Company (“PIC”) organized for state income tax purposes. The PIC is a wholly-owned subsidiary of the Bank operating in accordance with Connecticut statutes. The PIC’s activities are limited in scope to holding and managing loans that are collateralized by real estate. Income earned by a PIC is exempt from Connecticut income tax. In addition, any dividends paid by the PIC to the Bank are not taxable income for Connecticut income tax purposes. As a result of the formation of the PIC, the Bank no longer expects to be subject to Connecticut income taxes. State taxes are being recognized for income taxes on income earned in other states.
A reconciliation of the anticipated income tax expense, computed by applying the statutory federal income tax rate of 35% to the income before income taxes, to the amount reported in the consolidated statements of income for the years ended December 31, 2016, 2015 and 2014 was as follows:
	December 31,
	2016	2015	2014
	(In thousands)
Income tax expense at statutory federal rate	$6,409	$4,855	$2,291
State tax expense, net of federal tax effect	147	566	259
Statutory rate reductions	—	811	—
Income exempt from tax	(687)	(627)	(523)
Other items, net	91	42	19
Income tax expense before change in valuation allowance	5,960	5,647	2,046
Change in valuation allowance	—	(806)	123
Income tax expense	$5,960	$4,841	$2,169

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2016 and 2015, the components of deferred tax assets and liabilities were as follows:
	December 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$6,378	$5,086
Net operating loss carryforwards	996	1,162
Purchase accounting adjustments	20	228
Deferred fees	1,437	1,262
Deferred expenses	716	767
Start-up costs	275	317
Unrealized loss on derivatives	—	96
Depreciation	—	82
Other	192	201
Gross deferred tax assets	10,014	9,201
Deferred tax liabilities:
Tax bad debt reserve	195	645
Depreciation	255	—
Unrealized gain on derivatives	258	—
Unrealized gain on available for sale securities	221	219
Gross deferred tax liabilities	929	864
Net deferred tax asset	$9,085	$8,337

A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. At December 31, 2014, management recorded a valuation allowance against the deferred tax benefits of the state net operating loss carry forwards and other state deferred tax assets for the Bank Holding Company. During 2015, the Company derecognized its state deferred tax assets, and reversed the related valuation allowances. Management has evaluated its remaining deferred tax assets and believes no valuation allowances are needed at December 31, 2016.
At December 31, 2016, the Company had federal net operating loss carryovers of  $2.8 million. The carryovers were transferred to the Company upon the mergers with The Wilton Bank. The losses will expire after 2032 and are subject to certain annual limitations which amount to $176 thousand per annum.
Management regularly analyzes their tax positions and at December 31, 2016, does not believe that the Company has taken any tax positions where future deductibility is not certain. In addition, management has established a reserve for uncertain tax positions in conjunction with our out of state lending activity. The tax years 2013 and subsequent, are subject to examination by federal and state taxing authorities. The statute of limitations has expired on the years before 2013. No examinations are currently in process.
13.
401(K) Profit Sharing Plan

The Company’s employees are eligible to participate in The Bankwell Financial Group, Inc. and its Subsidiaries and Affiliates 401(k) Plan (the “401k Plan”). The 401k Plan covers substantially all employees who are 21 years of age. Under the terms of the 401k Plan, participants can contribute up to a certain percentage of their compensation, subject to federal limitations. The Company matches eligible contributions and may make discretionary matching and/or profit sharing contributions. Participants are

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

immediately vested in their contributions and become fully vested in the Company’s contributions after completing five years of service. The Company expensed $227 thousand, $173 thousand and $151 thousand related to the 401k Plan during the years ended December 31, 2016, 2015 and 2014, respectively.
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
The following is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:
	For the Years Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Net income	$12,350	$9,030	$4,568
Preferred stock dividends	—	(125)	(110)
Dividends to participating securities	(27)	(5)	—
Undistributed earnings allocated to participating securities	(211)	(226)	(81)
Net income for earnings per share calculation	$12,112	$8,674	$4,377
Weighted average shares outstanding, basic	7,396	7,072	5,578
Effect of dilutive equity-based awards	95	69	28
Weighted average shares outstanding, diluted	7,491	7,141	5,606
Net earnings per common share:
Basic earnings per common share	$1.64	$1.23	$0.78
Diluted earnings per common share	1.62	1.21	0.78
15.
Stock Based Compensation Plans

Equity award plans
The Company has five equity award plans, which are collectively referred to as the “Plan.” The current plan under which any future issuances of equity awards will be made is the 2012 BNC Financial Group, Inc. Stock Plan, or the “2012 Plan,” amended on June 26, 2013. All equity awards made under the 2012 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of share options or restricted stock. At December 31, 2016, there were 480,372 shares reserved for future issuance under the 2012 Plan.
Stock Options:   The Company accounts for stock options based on the fair value at the date of grant and records expense over the vesting period of such awards on a straight line basis. Options vest over periods up to 5 years. For the years ended December 31, 2016, 2015, and 2014, the Company recorded expense related to options granted under the various plans of approximately $9 thousand, $14 thousand, and $32 thousand, respectively.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were no options granted during the years ended December 31, 2016, 2015 and 2014.
A summary of the status of outstanding stock options at December 31, 2016 and changes during the periods then ended, were as follows:
	December 31, 2016
	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	195,928	$18.07
Exercised	(64,120)	17.15
Expired	(10,820)	17.85
Options outstanding at end of period	120,988	18.58
Options exercisable at end of period	119,538	18.62

Total intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. The total intrinsic value of share options exercised during the years ended December 31, 2016, 2015 and 2014 was $597 thousand, $170 thousand and $214, respectively.
Restricted Stock:   Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.
The following table presents the activity for restricted stock for the year ended December 31, 2016:
	December 31, 2016
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	143,325	$15.92
Granted	29,933	22.45
Vested	(75,781)	16.66
Forfeited	(883)	20.39
Unvested at end of period	96,594	19.80

The Company’s restricted stock expense for the years ended December 31, 2016, 2015 and 2014 was $1.2 million, $1.0 million and $542 thousand, respectively.
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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2016 the Company modified the market conditions restricted stock grant. The total shares originally granted for the $29.00 price target have been modified to a time based restricted stock grant. The shares will vest over a four year period with the first installment vesting on December 1, 2016 and the remaining shares to vest on each annual anniversary thereafter. In addition, the shares originally granted for the $25.00 and $27.00 price targets have been modified. These shares vest over a period from the date of the modification to December 1, 2019 based on meeting the price targets. The price targets will be met when the 30 day average stock price meets or exceeds the price targets. The Company determined the fair market value of the modified awards for the $25.00 and $27.00 price targets in accordance with ASC 718 Stock Compensation using the Monte Carlo simulation model deemed appropriate for this type of modification. The Company will expense an incremental cost associated with this modification of  $2.19 for the awards that vest at the $25 stock price, $2.03 for the awards that vest at the $27 stock price and $13.66 for the awards that were modified to a time based grant. The remaining and incremental expense will be recognized on a straight line basis over the requisite service period. The shares granted for the $25.00 and $27.00 price targets fully vested in the fourth quarter of 2016 based on meeting the vesting terms of the grant. The Company recognized $304 thousand, $134 thousand and $14 thousand in stock compensation expense for the years ended December 31, 2016, 2015 and 2014 for these restricted stock awards, respectively.
16.
Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net gains or losses on derivatives accounted for as cash flow hedges. The Company’s total comprehensive income or loss for the years ended December 31, 2016, 2015 and 2014 is reported in the Consolidated Statements of Comprehensive Income.
The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax for the years ended December 31, 2016, 2015 and 2014:
	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swap	Total
	(In thousands)
Balance at December 31, 2015	$405	$(178)	$227
Other comprehensive (loss) income before reclassifications	(109)	659	550
Amounts reclassified from accumulated other comprehensive income	113	—	113
Net other comprehensive income	4	659	663
Balance at December 31, 2016	$409	$481	$890

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swap	Total
	(In thousands)
Balance at December 31, 2014	$644	$(113)	$531
Other comprehensive loss before reclassifications	(239)	(65)	(304)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(239)	(65)	(304)
Balance at December 31, 2015	$405	$(178)	$227

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swap	Total
	(In thousands)
Balance at December 31, 2013	$424	$—	$424
Other comprehensive income (loss) before reclassifications	220	(113)	107
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive income (loss)	220	(113)	107
Balance at December 31, 2014	$644	$(113)	$531

17.
Derivative Instruments

Information about derivative instruments for the years ended December 31, 2016 and 2015 were as follows:
December 31, 2016:
	Notional Amount	Original Maturity	Received	Paid	Fair Value
	(Dollars in thousands)
Cash flow hedge:
Interest rate swap on FHLB advance	$25,000	4.7 years	3-month LIBOR	1.62%	$(91)
Interest rate swap on FHLB advance	$25,000	5.0 years	3-month LIBOR	1.83%	(138)
Interest rate swap on FHLB advance	$25,000	5.0 years	3-month LIBOR	1.48%	249
Interest rate swap on FHLB advance	$25,000	5.0 years	3-month LIBOR	1.22%	717
					$737

December 31, 2015:
	Notional Amount	Original Maturity	Received	Paid	Fair Value
	(Dollars in thousands)
Cash flow hedge:
Interest rate swap on FHLB advance	$25,000	4.7 years	3-month LIBOR	1.62%	$(181)
Interest rate swap on FHLB advance	$25,000	5.0 years	3-month LIBOR	1.83%	(276)
Interest rate swap on FHLB advance	$25,000	5.0 years	3-month LIBOR	1.48%	181
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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Changes in the consolidated statements of comprehensive income related to interest rate derivatives designated as hedges of cash flows were as follows for the years ended December 31, 2016 and 2015:
	December 31, 2016	December 31, 2015
	(In thousands)
Interest rate swap on FHLB advance:
Unrealized gain (loss) recognized in accumulated other comprehensive income	$1,013	$(89)
Income tax (expense) benefit on items recognized in accumulated other comprehensive income	(354)	24
Other comprehensive income (loss)	$659	$(65)
Amount recognized in interest expense on hedged FHLB advance	$1,386	$991

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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments at December 31, 2016 and 2015 were as follows:
	December 31, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$96,026	$96,026	$96,026	$—	$—
Federal funds sold	329	329	329	—	—
Available for sale securities	87,751	87,751	—	87,751	—
Held to maturity securities	16,859	16,851	—	16,851	—
Loans held for sale	254	254	—	254	—
Loans receivable, net	1,343,895	1,339,055	—	—	1,339,055
Accrued interest receivable	4,958	4,958	—	—	4,958
FHLB stock	7,943	7,943	—	—	7,943
Derivative asset	737	737	—	737	—
Financial Liabilities:
Demand deposits	$187,593	$187,593	$—	$—	$187,593
NOW and money market	402,982	402,982	—	—	402,982
Savings	96,601	96,601	—	—	96,601
Time deposits	601,861	603,456	—	—	603,456
Advances from the FHLB	160,000	160,118	—	—	160,118
Subordinated debentures	25,051	25,645	—	—	25,645
	December 31, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$49,562	$49,562	$49,562	$—	$—
Federal funds sold	39,035	39,035	39,035	—	—
Available for sale securities	40,581	40,581	—	40,581	—
Held to maturity securities	10,226	10,228	—	10,228	—
Loans receivable, net	1,129,748	1,135,227	—	—	1,135,227
Accrued interest receivable	4,071	4,071	—	—	4,071
FHLB stock	6,554	6,554	—	—	6,554
Financial Liabilities:
Demand deposits	$164,553	$164,553	$—	$—	$164,553
NOW and money market	347,846	347,846	—	—	347,846
Savings	97,846	97,846	—	—	97,846
Time deposits	436,697	438,214	—	—	438,214
Advances from the FHLB	120,000	120,025	—	—	120,025
Subordinated debentures	25,000	24,505	—	—	24,505
Derivative liability	276	276	—	276	—

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Assets and Liabilities measured at fair value on a recurring basis
The following tables detail the financial instruments carried at fair value on a recurring basis at December 31, 2016 and 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the years ended December 31, 2016 and 2015.
	Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2016:
Available for sale investment securities:
U.S. Government and agency obligations	$—	$62,698	$—
State agency, U.S. territories and municipal obligations	—	14,763	—
Corporate bonds	—	10,290	—
Derivative asset	—	737	—
December 31, 2015:
Available for sale investment securities:
U.S. Government and agency obligations	$—	$7,143	$—
State agency, U.S. territories and municipal obligations	—	17,504	—
Corporate bonds	—	11,437	—
Mortgage backed securities	—	4,497	—
Derivative liability	—	(276)	—

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Available for sale investment securities:   The fair value of the Company’s investment securities are estimated by using pricing models or quoted prices of securities with similar characteristics (i.e. matrix pricing) and are classified within Level 2 of the valuation hierarchy. The pricing is primarily sourced from third party pricing services, overseen by management.
Derivative Assets and liabilities:   The Company’s derivative assets and liabilities consist of transactions as part of management’s strategy to manage interest rate risk. The valuation of the Company’s interest rate swaps is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. The Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy.
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
The following table details the financial instruments carried at fair value on a nonrecurring basis at December 31, 2016 and 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:
	Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2016:
Impaired loans	$—	$—	$4,849
Foreclosed real estate	—	—	272
December 31, 2015:
Impaired loans	$—	$—	$10,922
Foreclosed real estate	—	—	1,248
The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at December 31, 2016 and 2015:
	Fair Value	Valuation Methodology	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)

December 31, 2016:
Impaired loans	$4,849	Appraisals	Discount to appraised value	8.00% to 28.00%
		Discounted cash flows	Discount rate	4.25% to 6.25%
Foreclosed real estate	$272	Appraisals	Discount to appraised value	20%
December 31, 2015:
Impaired loans	$10,922	Appraisals	Discount to appraised value	8.00% to 10.00%
		Discounted cash flows	Discount rate	3.25% to 7.00%
Foreclosed real estate	$1,248	Appraisals	Discount to appraised value	10.0% to 25.0%

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
20.
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
The Basel III Capital Rules limit a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% in addition to the minimum risk based capital requirement. The “capital conservation buffer” is being phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.
Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Management believes, as of December 31, 2016, the Bank and Company meet all capital adequacy requirements to which they are subject. There are no conditions or events since then that management believes have changed this conclusion.
The capital amounts and ratios for the Bank and the Company at December 31, 2016 were as follows:
	Actual Capital		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bankwell Bank
December 31, 2016
Common Equity Tier 1 Capital to Risk-Weighted Assets	$157,604	11.59%	$61,168	4.50%	$88,353	6.50%
Total Capital to Risk-Weighted Assets	174,610	12.85%	108,742	8.00%	135,928	10.00%
Tier I Capital to Risk-Weighted Assets	157,604	11.59%	81,557	6.00%	108,742	8.00%
Tier I Capital to Average Assets	157,604	10.10%	62,428	4.00%	78,035	5.00%
Bankwell Financial Group, Inc.
December 31, 2016
Common Equity Tier 1 Capital to Risk-Weighted Assets	$141,338	10.82%	$58,789	4.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	184,371	14.11%	104,513	8.00%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	141,338	10.82%	78,385	6.00%	N/A	N/A
Tier I Capital to Average Assets	141,338	9.06%	62,415	4.00%	N/A	N/A
The capital amounts and ratios for the Bank and Company at December 31, 2015, were as follows:
	Actual Capital		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bankwell Bank
December 31, 2015
Common Equity Tier 1 Capital to Risk-Weighted Assets	$142,651	12.18%	$52,709	4.50%	$76,135	6.50%
Total Capital to Risk-Weighted Assets	156,820	13.39%	93,705	8.00%	117,131	10.00%
Tier I Capital to Risk-Weighted Assets	142,651	12.18%	70,279	6.00%	93,705	8.00%
Tier I Capital to Average Assets	142,651	10.84%	52,620	4.00%	65,775	5.00%
Bankwell Financial Group, Inc.
December 31, 2015
Common Equity Tier 1 Capital to Risk-Weighted Assets	$128,692	10.92%	$53,052	4.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	167,867	14.24%	94,315	8.00%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	128,692	10.92%	70,736	6.00%	N/A	N/A
Tier I Capital to Average Assets	128,692	9.75%	52,819	4.00%	N/A	N/A

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
21.
Related Party Transactions

In the normal course of business, the Company may grant loans to executive officers, directors and members of their immediate families, as defined, and to entities in which these individuals have more than a 10% equity ownership. Such loans are transacted at terms including interest rates, similar to those available to unrelated customers. Changes in loans outstanding to such related parties during the years ending December 31, 2016 and 2015 were as follows:
	December 31,
	2016	2015
	(In thousands)
Balance, beginning of year	$12,891	$7,509
Additional loans	9,722	5,476
Repayments and changes in status	(142)	(94)
Balance, end of year	$22,471	$12,891

Related party deposits aggregated approximately $40.4 million and $23.1 million at December 31, 2016 and 2015, respectively.
During the years ended December 31, 2016 and 2015, the Company paid approximately $28 thousand and $66 thousand, respectively, to related parties for services provided to the Company. The payments were primarily for consulting and legal services.
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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed financial statements of the Parent Company only are as follows:
Condensed Statements of Financial Condition
	December 31,
	2016	2015
	(Dollars in Thousands)
ASSETS
Cash and due from banks	$5,677	$5,692
Investment in subsidiary	162,162	145,729
Premises and equipment, net	55	120
Deferred income taxes, net	3,063	5,448
Other assets	3,889	2,060
Total assets	$174,846	$159,049
LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debentures	$25,051	$25,000
Accrued expenses and other liabilities	3,900	2,280
Stockholders’ equity	145,895	131,769
Total liabilities and stockholders’ equity	$174,846	$159,049

Condensed Statements of Income
	Year Ended December 31,
	2016	2015	2014
	(Dollars in Thousands)
Interest income	$23	$38	$45
Other income	—	—	—
Total income	23	38	45
Expenses	3,444	2,714	1,728
Loss before equity in undistributed earnings of subsidiaries	(3,421)	(2,676)	(1,683)
Equity in undistributed earnings of subsidiaries	15,771	11,706	6,251
Net Income	$12,350	$9,030	$4,568

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Statements of Cash Flows
	For the Years Ended December 31,
	2016	2015	2014
	(Dollars in Thousands)
Cash flows from operating activities
Net income	$12,350	$9,030	$4,568
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed earnings	(15,771)	(11,706)	(6,251)
Increase in other assets	(1,828)	(418)	(1,245)
Decrease (Increase) in deferred income taxes, net	2,385	(2,192)	(846)
Increase in other liabilities	1,620	421	641
Stock-based compensation	1,188	1,033	573
Net cash used by operating activities	(56)	(3,832)	(2,560)
Cash flows from investing activities
Cash paid for acquisitions	—	—	(3,648)
Capital contribution to Bankwell Bank	—	(15,000)	(40,000)
Decrease in premises and equipment, net	65	84	85
Net cash provided by (used by) investing activities	65	(14,916)	(43,563)
Cash flows from financing activities
Proceeds from issuance of subordinated debt	—	25,000	—
Amortization of debt issuance costs	51	—	—
Redemption of SBLF Preferred Stock	—	(10,980)	—
Proceeds from exercise of options	1,106	501	207
Dividends paid on common stock	(1,661)	(376)	—
Dividends paid on preferred stock	—	(125)	(110)
Proceeds from issuance of common stock	200	3,780	44,704
Net tax benefit related to stock-based compensation	280	—	—
Net cash (used by) provided by financing activities	(24)	17,800	44,801
Net decrease in cash and cash equivalents	(15)	(948)	(1,322)
Cash and cash equivalents:
Beginning of year	5,692	6,640	7,962
End of year	$5,677	$5,692	$6,640
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$—	$—	$—
Income taxes	—	—	—

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23.
Quarterly Financial Information of Bankwell Financial Group, Inc. (Unaudited)

The following table presents selected quarterly financial information (unaudited):
	2016
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Total interest income	$16,642	$15,633	$14,711	$14,004
Total interest expense	3,354	3,106	2,832	2,606
Net interest income	13,288	12,527	11,879	11,398
Provision for loan losses	748	1,219	1,301	646
Non-interest income	401	750	853	672
Non-interest expense	7,768	7,481	7,215	7,080
Income before income taxes	5,173	4,577	4,216	4,344
Provision from income taxes	1,850	1,437	1,320	1,353
Net income	$3,323	$3,140	$2,896	$2,991
Net income attributable to common stockholders	$3,323	$3,140	$2,896	$2,991
Earnings per share:
Basic	$0.44	$0.42	$0.38	$0.40
Diluted	$0.43	$0.41	$0.38	$0.40
	2015
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Total interest income	$13,907	$13,186	$12,388	$11,273
Total interest expense	2,671	2,269	1,647	1,379
Net interest income	11,236	10,917	10,741	9,894
Provision for loan losses	354	1,489	654	733
Non-interest income	820	1,211	854	599
Non-interest expense	7,661	7,158	7,380	6,972
Income before income taxes	4,041	3,481	3,561	2,788
Provision from income taxes	1,423	1,228	1,275	915
Net income	$2,618	$2,253	$2,286	$1,873
Net income attributable to common stockholders	$2,574	$2,226	$2,259	$1,846
Earnings per share:
Basic	$0.35	$0.31	$0.31	$0.26
Diluted	$0.35	$0.31	$0.31	$0.26
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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

None.

PART III
Item 10.
Directors, Executive Officers and Corporate Governance

The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2017 Annual Meeting of Stockholders, to be filed with the Commission no later than April 30, 2017.
Item 11.
Executive Compensation

The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2017 Annual Meeting of Stockholders, to be filed with the Commission no later than April 30, 2017.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2017 Annual Meeting of Stockholders, to be filed with the Commission no later than April 30, 2017.
Item 13.
Certain Relationships and Related Transactions, and Director Independence

The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2017 Annual Meeting of Stockholders, to be filed with the Commission no later than April 30, 2017.
Item 14.
Principal Accounting Fees and Services

The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2017 Annual Meeting of Stockholders, to be filed with the Commission no later than April 30, 2017.

PART IV
Item 15.
Exhibits

Exhibit Index
Number	Description
Exhibit 3.1	Certificate of Incorporation as amended to date(1)
Exhibit 3.2	Amended and Restated Bylaws(1)
Exhibit 10.1†	Employment Agreement of Christopher R. Gruseke dated December 29, 2016
Exhibit 10.4†	Employment Agreement of Heidi S. DeWyngaert dated January 30, 2013(1)
Exhibit 10.5†	2002 Bank Management, Director and Founder Stock Option Plan(1)
Exhibit 10.6†	2006 Bank of New Canaan Stock Option Plan(1)
Exhibit 10.7†	2007 Bank of New Canaan Stock Option and Equity Award Plan(1)
Exhibit 10.8†	2011 BNC Financial Group, Inc. Stock Option and Equity Award Plan(1)
Exhibit 10.9†	2012 BNC Financial Group, Inc. Stock Plan(1)
Exhibit 10.10†	Amendment to the 2012 BNC Financial Group, Inc. Stock Plan(1)
Exhibit 10.11†	BNC Financial Group, Inc. and Affiliates Deferred Compensation Plan for Directors, January 23, 2008(1)
Exhibit 10.14†	Employment Agreement of David Dineen dated July 11, 2016(4)
Exhibit 10.15†	Employment Agreement of Penko Ivanov dated September 26, 2016(5)
Exhibit 10.16	Form of Director Indemnification Agreement(2)
Exhibit 10.17	Form of Executive Officer Indemnification Agreement(2)
Exhibit 21.1	Subsidiaries of the Registrant(1)
Exhibit 23.2	Consent of Whittlesey & Hadley, P.C.
Exhibit 31.1	Certification of Christopher R. Gruseke Pursuant to Rule 13a-14(a)
Exhibit 31.2	Certification of Penko Ivanov pursuant to Rule 13a-14(a)
Exhibit 32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from Bankwell Financial Group, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Income; (iii) Consolidated statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

†
Management contract or compensatory plan or arrangement

(1)
Filed as part of the Registrant’s Registration Statement on Form S-1 filed on April 4, 2014.

(2)
Filed as part of the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed on May 5, 2014.

(3)
Filed as part of the Registrant’s December 31, 2014 Form 10-K

(4)
Filed as part of the Registrant’s June 30, 2016 Form 10-Q

(5)
Filed as part of the Registrant’s September 30, 2016 Form 10-Q

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
Signature & Title	Date
/s/ Christopher R. Gruseke Christopher R. Gruseke President and Chief Executive Officer	March 16, 2017
/s/ Penko Ivanov Penko Ivanov Executive Vice President & Chief Financial Officer (principal financial and accounting officer)	March 16, 2017
/s/ Frederick R. Afragola Frederick R. Afragola Director	March 16, 2017
/s/ George P. Bauer George P. Bauer Director	March 16, 2017
/s/ Richard Castiglioni Richard Castiglioni Director	March 16, 2017
/s/ Eric J. Dale Eric J. Dale Director	March 16, 2017
/s/ Blake S. Drexler Blake S. Drexler Director	March 16, 2017
/s/ James A. Fieber James A. Fieber Director	March 16, 2017
/s/ Daniel S. Jones Daniel S. Jones Director	March 16, 2017
/s/ Todd Lampert Todd Lampert Director	March 16, 2017

Signature & Title	Date
/s/ Victor S. Liss Victor S. Liss Director	March 16, 2017
/s/ Carl M. Porto Carl M. Porto Director	March 16, 2017