Form 10-Q
period 2017-03-31
Bankwell Financial Group, Inc.
filed 2017-05-10
CIK 1505732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

As of April 30, 2017, there were 7,651,806 shares of the registrant’s common stock outstanding.

Bankwell Financial Group, Inc.

Form 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Bankwell Financial Group, Inc.

Consolidated Balance Sheets - (unaudited)

(Dollars in thousands, except share data)

	March 31,	December 31,
	2017	2016

ASSETS
Cash and due from banks	$63,675	$96,026
Federal funds sold	10,280	329
Cash and cash equivalents	73,955	96,355

Held to maturity investment securities, at amortized cost	16,808	16,859
Available for sale investment securities, at fair value	87,434	87,751
Loans held for sale	-	254
Loans receivable (net of allowance for loan losses of $18,511 at
March 31, 2017 and $17,982 at December 31, 2016)	1,406,407	1,343,895
Foreclosed real estate	272	272
Accrued interest receivable	5,180	4,958
Federal Home Loan Bank stock, at cost	8,033	7,943
Premises and equipment, net	17,618	17,835
Bank-owned life insurance	38,740	33,448
Goodwill	2,589	2,589
Other intangible assets	469	501
Deferred income taxes, net	8,954	9,085
Other assets	5,783	7,174
Total assets	$1,672,242	$1,628,919

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$170,572	$187,593
Interest bearing deposits	1,156,888	1,101,444
Total deposits	1,327,460	1,289,037

Advances from the Federal Home Loan Bank	160,000	160,000
Subordinated debentures	25,064	25,051
Accrued expenses and other liabilities	10,046	8,936
Total liabilities	1,522,570	1,483,024

Commitments and Contingencies	-	-

Shareholders' equity
Common stock, no par value; 10,000,000 shares authorized,
7,638,706 and 7,620,663 shares issued at March 31, 2017
and December 31, 2016, respectively	115,823	115,353
Retained earnings	32,820	29,652
Accumulated other comprehensive income	1,029	890
Total shareholders' equity	149,672	145,895

Total liabilities and shareholders' equity	$1,672,242	$1,628,919

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

Consolidated Statements of Income – (unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016

Interest and dividend income
Interest and fees on loans	$15,513	$13,283
Interest and dividends on securities	809	684
Interest on cash and cash equivalents	114	37
Total interest income	16,436	14,004

Interest expense
Interest expense on deposits	2,581	1,740
Interest on borrowings	907	866
Total interest expense	3,488	2,606

Net interest income	12,948	11,398

Provision for loan losses	543	646

Net interest income after provision for loan losses	12,405	10,752

Noninterest income
Gains and fees from sales of loans	324	110
Bank owned life insurance	291	174
Service charges and fees	240	245
Net gain on sale of available for sale securities	165	-
Other	246	143
Total noninterest income	1,266	672

Noninterest expense
Salaries and employee benefits	3,929	3,811
Occupancy and equipment	1,692	1,408
Data processing	445	407
Professional services	412	366
FDIC insurance	383	169
Marketing	266	139
Director fees	233	155
Amortization of intangibles	31	40
Foreclosed real estate	7	72
Other	836	513
Total noninterest expense	8,234	7,080
Income before income tax expense	5,437	4,344
Income tax expense	1,735	1,353
Net income	$3,702	$2,991

Earnings Per Common Share:
Basic	$0.49	$0.40
Diluted	$0.48	$0.40

Weighted Average Common Shares Outstanding:
Basic	7,525,268	7,380,217
Diluted	7,632,123	7,431,747
Dividends per common share	$0.07	$0.05

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

Consolidated Statements of Comprehensive Income – (unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016

Net income	$3,702	$2,991
Other comprehensive income (loss):
Unrealized (losses) gains on securities:
Unrealized holding gains on available for sale securities	160	1,024
Reclassification adjustment for gain realized in net income	(165)	-
Net change in unrealized gains	(5)	1,024
Income tax benefit (expense)	2	(358)
Unrealized (losses) gains on securities, net of tax	(3)	666
Unrealized gains (losses) on interest rate swaps:
Unrealized gains (losses) on interest rate swaps designated as cash flow hedges	218	(1,408)
Income tax (expense) benefit	(76)	493
Unrealized gains (losses) on interest rate swaps, net of tax	142	(915)
Total other comprehensive income (loss), net of tax	139	(249)
Comprehensive income	$3,841	$2,742

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

Consolidated Statements of Shareholders' Equity – (unaudited)

(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2016	7,620,663	$115,353	$29,652	$890	$145,895
Net income	-	-	3,702	-	3,702
Other comprehensive income, net of tax	-	-	-	139	139
Cash dividends declared ($0.07 per share)	-	-	(534)	-	(534)
Stock-based compensation expense	-	216	-	-	216
Forfeitures of restricted stock	(10,518)	-	-	-	-
Issuance of restricted stock	15,000	-	-	-	-
Stock options exercised	13,561	254	-	-	254
Balance at March 31, 2017	7,638,706	$115,823	$32,820	$1,029	$149,672

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2015	7,516,291	$112,579	$18,963	$227	$131,769
Net income	-	-	2,991	-	2,991
Other comprehensive loss, net of tax	-	-	-	(249)	(249)
Cash dividends declared ($0.05 per share)	-	-	(376)	-	(376)
Stock-based compensation expense	-	249	-	-	249
Forfeitures of restricted stock	-	-	-	-	-
Issuance of restricted stock	-	-	-	-	-
Stock options exercised	14,500	224	-	-	224
Balance at March 31, 2016	7,530,791	$113,052	$21,578	$(22)	$134,608

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

Consolidated Statements of Cash Flows – (unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$3,702	$2,991
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) amortization of premiums and discounts on investment securities	(12)	130
Provision for loan losses	543	646
Provision for (benefit from) deferred taxes	56	(343)
Net gain on sales of available for sale securities	165	-
Depreciation and amortization	412	428
Increase in cash surrender value of bank-owned life insurance	(291)	(174)
Loan principal sold	(4,543)	(1,268)
Proceeds from sales of loans	5,121	1,378
Net gain on sales of loans	(324)	(110)
Stock-based compensation	216	249
Net accretion of purchase accounting adjustments	(32)	(35)
Gain on sale and write-downs of foreclosed real estate	-	51
Net change in:
Deferred loan fees	(249)	166
Accrued interest receivable	(222)	(299)
Other assets	1,671	(358)
Accrued expenses and other liabilities	1,110	195
Net cash provided by operating activities	7,323	3,647

Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	902	273
Proceeds from principal repayments on held to maturity securities	52	52
Net proceeds from sales and calls of available for sale securities	49,226	900
Purchases of available for sale securities	(49,969)	(51,228)
Purchases of held to maturity securities	-	(6,835)
Purchase of bank-owned life insurance	(5,000)	-
Net increase in loans	(62,820)	(48,995)
Purchases of premises and equipment	(195)	(95)
Purchase of Federal Home Loan Bank stock	(90)	(604)
Proceeds from sale of foreclosed real estate	-	320
Net cash used by investing activities	(67,894)	(106,212)

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Cash Flows- (Continued)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from financing activities
Net change in time certificates of deposit	$13,329	$38,025
Net change in other deposits	25,109	8,788
Amortization of debt issuance costs	13	13
Net change in FHLB advances	-	40,000
Proceeds from exercise of options	254	224
Dividends paid on common stock	(534)	(376)
Net cash provided by financing activities	38,171	86,674
Net decrease in cash and cash equivalents	(22,400)	(15,891)
Cash and cash equivalents:
Beginning of year	96,355	88,597
End of period	$73,955	$72,706
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$3,447	$2,616
Income taxes	-	1,063

See accompanying notes to consolidated financial statements (unaudited)

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

On May 15, 2014, the Company priced 2,702,703 common shares in its initial public offering (“IPO”) at $18.00 per share and Bankwell common shares began trading on the Nasdaq Stock Market. The Company issued a total of 2,702,703 common shares in its IPO, which closed on May 20, 2014. The net proceeds from the IPO were approximately $44.7 million, after deducting the underwriting discount of approximately $2.5 million and approximately $1.3 million of expenses.

The Bank is a Connecticut state chartered commercial bank, founded in 2002, whose deposits are insured under the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank provides a full range of banking services to commercial and consumer customers, primarily concentrated in the New York metropolitan area, including Fairfield and New Haven Counties, Connecticut, with branch locations in New Canaan, Stamford, Fairfield, Wilton, Norwalk, Hamden and North Haven, Connecticut.

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

Basis of consolidated financial statement presentation

The unaudited consolidated financial statements presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Rule 10-1 of Regulation S-X and do not include all of the information and note disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying unaudited interim consolidated financial statements have been included. Interim results are not necessarily reflective of the results that may be expected for the year ending December 31, 2017. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included on Form 10-K for the year ended December 31, 2016.

Significant concentrations of credit risk

Most of the Company's activities are with customers located within the New York metropolitan area, including Fairfield and New Haven Counties, Connecticut, and declines in property values in these areas could significantly impact the Company. The Company has significant concentrations in commercial real estate loans. Management does not believe they present any special risk. The Company does not have any significant concentrations in any one industry or customer.

Reclassification

Certain prior period amounts have been reclassified to conform to the 2017 financial statement presentation. These reclassifications only changed the reporting categories and did not affect the consolidated results of operations or consolidated financial position.

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

ASU 2016-09, Compensation Stock – Compensation (Topic 718): “Improvements to Employee Share Based Payment Accounting.” This ASU changes how companies account for certain aspects of share based payments to employees. Entities will be required to recognize all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards will be treated as discrete items in the reporting period in which they occur. This ASU also simplifies several other aspects of accounting for share-based payments including; classification of excess tax benefits on the statement of cash flows; forfeitures; statutory tax withholding requirements; classification of awards and; classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The amendments in this update were effective for the Company on January 1, 2017 and interim periods within that annual period. The application of this guidance did not have a material impact on the Company’s financial statements.

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

ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment: This ASU simplifies the test for goodwill impairment by eliminating step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity was required to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, this ASU also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments will be effective for the Company for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities: The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments will be effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

2. Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at March 31, 2017 were as follows:

	March 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Due from one through five years	$12,982	$53	$(31)	$13,004
Due after ten years	49,526	80	(4)	49,602
	62,508	133	(35)	62,606

State agency and municipal obligations
Due from one through five years	1,037	26	-	1,063
Due from five through ten years	9,824	341	-	10,165
Due after ten years	3,291	97	(73)	3,315
	14,152	464	(73)	14,543

Corporate bonds
Due in less than one year	3,027	49	-	3,076
Due from one through five years	7,121	88	-	7,209
	10,148	137	-	10,285
Total available for sale securities	$86,808	$734	$(108)	$87,434

Held to maturity securities:

State agency and municipal obligations
Due from one through five years	$2,135	$-	$-	$2,135
Due after ten years	13,535	-	-	13,535
	15,670	-	-	15,670

Corporate bonds
Due from one through five years	1,000	-	(9)	991

Government-sponsored mortgage backed securities
No contractual maturity	138	14	-	152
Total held to maturity securities	$16,808	$14	$(9)	$16,813

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at December 31, 2016 were as follows:

	December 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Due from one through five years	$62,357	$295	$(49)	$62,603
Due after ten years	100	-	(5)	95
	62,457	295	(54)	62,698

State agency and municipal obligations
Due from one through five years	827	24	(3)	848
Due from five through ten years	8,045	189	(1)	8,233
Due after ten years	5,623	178	(119)	5,682
	14,495	391	(123)	14,763

Corporate bonds
Due in less than one year	2,022	56	-	2,078
Due from one through five years	8,145	67	-	8,212
	10,167	123	-	10,290
Total available for sale securities	$87,119	$809	$(177)	$87,751

Held to maturity securities:
U.S. Government and agency obligations
State agency, U.S. Territories and municipal obligations
Due from one through five years	$2,135	$-	$-	$2,135
Due after ten years	13,575	-	-	13,575
	15,710	-	-	15,710

Corporate bonds
Due from one through five years	1,000	-	(23)	977

Government-sponsored mortgage backed securities
No contractual maturity	149	15	-	164
Total held to maturity securities	$16,859	$15	$(23)	$16,851

The gross realized gains on the sale of investment securities totaled $165 thousand for the three months ended March 31, 2017. There were no gross realized losses on the sale of investment securities for the three months ended March 31, 2017. There were no sales of or realized gains or losses on investment securities during the three months ended March 31, 2016.

At March 31, 2017 there were no securities pledged as collateral with the FHLB. At December 31, 2016, securities with approximate fair values of $60.0 million were pledged as collateral with the FHLB.

The following table provides information regarding investment securities with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
March 31, 2017
U.S. Government and agency obligations	$3,065	$(35)	$-	$-	$3,065	$(35)
State agency and municipal obligations	879	(73)	-	-	879	(73)
Corporate bonds	-	-	991	(9)	991	(9)
Total investment securities	$3,944	$(108)	$991	$(9)	$4,935	$(117)

December 31, 2016
U.S. Government and agency obligations	$3,045	$(54)	$-	$-	$3,045	$(54)
State agency and municipal obligations	2,756	(123)	-	-	2,756	(123)
Corporate bonds	978	(23)	-	-	978	(23)
Total investment securities	$6,779	$(200)	$-	$-	$6,779	$(200)

There were eight and eleven investment securities as of March 31, 2017 and December 31, 2016, respectively, in which the fair value of the security was less than the amortized cost of the security.

The U.S. Government and agency obligations owned are either direct obligations of the U.S. Government or guaranteed by the U.S. Government, therefore the contractual cash flows are guaranteed and as a result the unrealized losses in this portfolio are not considered other than temporarily impaired.

The Company continually monitors its state agency, municipal and corporate bond portfolios and at this time these portfolios have minimal default risk because state agency, municipal and corporate bonds are all rated above investment grade.

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

The following table sets forth a summary of the loan portfolio at March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total

Real estate loans:
Residential	$178,303	$2,731	$181,034	$178,549	$2,761	$181,310
Commercial	846,674	40,259	886,933	802,156	43,166	845,322
Construction	107,656	110	107,766	107,329	112	107,441
Home equity	8,456	5,652	14,108	8,549	5,870	14,419
	1,141,089	48,752	1,189,841	1,096,583	51,909	1,148,492

Commercial business	221,594	16,233	237,827	198,456	17,458	215,914
Consumer	878	185	1,063	672	861	1,533
Total loans	1,363,561	65,170	1,428,731	1,295,711	70,228	1,365,939

Allowance for loan losses	(18,398)	(113)	(18,511)	(17,883)	(99)	(17,982)
Deferred loan origination fees, net	(3,822)	-	(3,822)	(4,071)	-	(4,071)
Unamortized loan premiums	9	-	9	9	-	9
Loans receivable, net	$1,341,350	$65,057	$1,406,407	$1,273,766	$70,129	$1,343,895

Lending activities are conducted principally in the New York metropolitan area, including Fairfield and New Haven Counties, Connecticut, and consist of residential and commercial real estate loans, commercial business loans and a variety of consumer loans. Loans may also be granted for the construction of residential homes and commercial properties. All residential and commercial mortgage loans are typically collateralized by first or second mortgages on real estate.

Certain acquired loans were determined to have evidence of credit deterioration at the acquisition date. Such loans are accounted for in accordance with ASC 310-30.

The following table summarizes activity in the accretable yields for the acquired loan portfolio that falls under the purview of ASC 310-30:

(In thousands)	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$666	$871
Accretion	(30)	(49)
Other (a)	-	(51)
Balance at end of period	$636	$771

a)	Represents changes in cash flows expected to be collected due to loan sales or payoffs.

Risk management

The Company has established credit policies applicable to each type of lending activity in which it engages. The Company evaluates the creditworthiness of each customer and extends credit of up to 80% of the market value of the collateral, depending on the borrowers’ creditworthiness and the type of collateral. The borrower’s ability to service the debt is monitored on an ongoing basis. Real estate is the primary form of collateral. Other important forms of collateral are business assets, time deposits and marketable securities. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment for commercial loans, to be based on the borrower’s ability to generate continuing cash flows. The Company’s policy for residential lending allows that, generally, the amount of the loan may not exceed 80% of the original appraised value of the property. In certain situations, the amount may exceed 80% LTV either with private mortgage insurance being required for that portion of the residential loan in excess of 80% of the appraised value of the property or where secondary financing is provided by a housing authority program second mortgage, a community’s low/moderate income housing program, or a religious or civic organization. Private mortgage insurance may be required for that portion of the residential first mortgage loan in excess of 80% of the appraised value of the property.

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

The Company's loan portfolio is segregated into the following portfolio segments:

Residential Real Estate: This portfolio segment consists of the origination of first mortgage loans secured by one-to-four family owner occupied residential properties for personal use located in our market area.

Commercial Real Estate: This portfolio segment includes loans secured by commercial real estate, non-owner occupied one-to-four family and multi-family dwellings for property owners and businesses. Loans secured by commercial real estate generally have larger loan balances and more credit risk than owner occupied one-to-four family mortgage loans.

Construction: This portfolio segment includes commercial construction loans for commercial development projects, including condominiums, apartment buildings, and single family subdivisions as well as office buildings, retail and other income producing properties and land loans, which are loans made with land as security. In addition, this portfolio includes residential construction loans to individuals to finance the construction of residential dwellings for personal use located in our market area. Construction and land development financing generally involves greater credit risk than long-term financing on improved, owner-occupied or leased real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, the Company may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project proves to be inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment through sale or refinance. Construction loans also expose the Company to the risks that improvements will not be completed on time in accordance with specifications and projected costs and that repayment will depend on the successful operation or sale of the properties, which may cause some borrowers to be unable to continue with debt service which exposes the Company to greater risk of non-payment and loss.

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

Allowance for loan losses

The following tables set forth the activity in the Company’s allowance for loan losses for the three months ended March 31, 2017 and 2016, by portfolio segment:

	Residential Real Estate	Commercial Real Estate	Construction	Home Equity	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended March 31, 2017
Originated
Beginning balance	$1,498	$9,534	$2,105	$156	$4,240	$350	$17,883
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	1	1
Provisions	(4)	7	17	(3)	502	(5)	514
Ending balance	$1,494	$9,541	$2,122	$153	$4,742	$346	$18,398

Acquired
Beginning balance	$-	$29	$-	$-	$43	$27	$99
Charge-offs	-	-	-	-	-	(15)	(15)
Recoveries	-	-	-	-	-	-	-
Provisions	-	(21)	-	-	36	14	29
Ending balance	$-	$8	$-	$-	$79	$26	$113

Total
Beginning balance	$1,498	$9,563	$2,105	$156	$4,283	$377	$17,982
Charge-offs	-	-	-	-	-	(15)	(15)
Recoveries	-	-	-	-	-	1	1
Provisions	(4)	(14)	17	(3)	538	9	543
Ending balance	$1,494	$9,549	$2,122	$153	$4,821	$372	$18,511

	Residential Real Estate	Commercial Real Estate	Construction	Home Equity	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended March 31, 2016
Originated
Beginning balance	$1,444	$7,693	$1,504	$174	$3,310	$3	$14,128
Charge-offs	-	-	-	-	-	(1)	(1)
Recoveries	-	-	-	-	-	5	5
Provisions	59	741	79	4	(224)	(4)	655
Ending balance	$1,503	$8,434	$1,583	$178	$3,086	$3	$14,787

Acquired
Beginning balance	$-	$12	$-	$-	$24	$5	$41
Charge-offs	-	-	(7)	-	-	(2)	(9)
Recoveries	-	-	-	-	-	-	-
Provisions	-	1	7	-	(18)	1	(9)
Ending balance	$-	$13	$-	$-	$6	$4	$23

Total
Beginning balance	$1,444	$7,705	$1,504	$174	$3,334	$8	$14,169
Charge-offs	-	-	(7)	-	-	(3)	(10)
Recoveries	-	-	-	-	-	5	5
Provisions	59	742	86	4	(242)	(3)	646
Ending balance	$1,503	$8,447	$1,583	$178	$3,092	$7	$14,810

The following tables are a summary, by portfolio segment and impairment methodology, of the allowance for loan losses and related portfolio balances at March 31, 2017 and December 31, 2016:

	Originated Loans		Acquired Loans		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In thousands)
March 31, 2017
Loans individually evaluated for impairment:
Residential real estate	$969	$-	$-	$-	$969	$-
Commercial real estate	1,028	3	1,454	7	2,482	10
Home equity	255	-	450	-	705	-
Commercial business	1,048	4	542	79	1,590	83
Consumer	341	341	30	26	371	367
Subtotal	3,641	348	2,476	112	6,117	460
Loans collectively evaluated for impairment:
Residential real estate	177,334	1,494	2,731	-	180,065	1,494
Commercial real estate	845,646	9,538	38,805	1	884,451	9,539
Construction	107,656	2,122	110	-	107,766	2,122
Home equity	8,201	153	5,202	-	13,403	153
Commercial business	220,546	4,738	15,691	-	236,237	4,738
Consumer	537	5	155	-	692	5
Subtotal	1,359,920	18,050	62,694	1	1,422,614	18,051

Total	$1,363,561	$18,398	$65,170	$113	$1,428,731	$18,511

	Originated Loans		Acquired Loans		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In thousands)
December 31, 2016
Loans individually evaluated for impairment:
Residential real estate	$969	$-	$-	$-	$969	$-
Commercial real estate	774	1	144	7	918	8
Home equity	259	-	453	-	712	-
Commercial business	920	5	962	37	1,882	42
Consumer	341	341	27	27	368	368
Subtotal	3,263	347	1,586	71	4,849	418
Loans collectively evaluated for impairment:
Residential real estate	177,580	1,498	2,761	-	180,341	1,498
Commercial real estate	801,382	9,533	43,022	22	844,404	9,555
Construction	107,329	2,105	112	-	107,441	2,105
Home equity	8,290	156	5,417	-	13,707	156
Commercial business	197,536	4,235	16,496	6	214,032	4,241
Consumer	331	9	834	-	1,165	9
Subtotal	1,292,448	17,536	68,642	28	1,361,090	17,564

Total	$1,295,711	$17,883	$70,228	$99	$1,365,939	$17,982

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

Loans that are considered to be impaired are analyzed to determine whether a loss is possible and if so, a calculation is performed to determine the possible loss amount. If it is determined that the loss amount is $0, no reserve is held against the asset. If a loss is calculated, then a specific reserve for that asset is allocated.

The following tables are a summary of the loan portfolio quality indicators by portfolio segment at March 31, 2017 and December 31, 2016:

	Commercial Credit Quality Indicators
	At March 31, 2017				At December 31, 2016
	Commercial Real Estate	Construction	Commercial Business	Total	Commercial Real Estate	Construction	Commercial Business	Total
	(In thousands)
Originated loans:
Pass	$834,097	$107,656	$219,484	$1,161,237	$797,249	$107,329	$196,436	$1,101,014
Special mention	11,549	-	105	11,654	4,605	-	115	4,720
Substandard	1,028	-	2,005	3,033	302	-	1,905	2,207
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total originated loans	846,674	107,656	221,594	1,175,924	802,156	107,329	198,456	1,107,941
Acquired loans:
Pass	38,943	110	15,682	54,735	41,582	112	16,836	58,530
Special mention	1,008	-	147	1,155	1,584	-	86	1,670
Substandard	308	-	399	707	-	-	536	536
Doubtful	-	-	5	5	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total acquired loans	40,259	110	16,233	56,602	43,166	112	17,458	60,736
Total loans:
Pass	873,040	107,766	235,166	1,215,972	838,831	107,441	213,272	1,159,544
Special mention	12,557	-	252	12,809	6,189	-	201	6,390
Substandard	1,336	-	2,404	3,740	302	-	2,441	2,743
Doubtful	-	-	5	5	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total loans	$886,933	$107,766	$237,827	$1,232,526	$845,322	$107,441	$215,914	$1,168,677

	Residential and Consumer Credit Quality Indicators
	At March 31, 2017				At December 31, 2016
	Residential Real Estate	Home Equity	Consumer	Total	Residential Real Estate	Home Equity	Consumer	Total
	(In thousands)
Originated loans:
Pass	$177,334	$8,200	$490	$186,024	$176,961	$8,291	$331	$185,583
Special mention	-	68	-	68	147	69	-	216
Substandard	969	188	-	1,157	1,441	189	-	1,630
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	388	388	-	-	341	341
Total originated loans	178,303	8,456	878	187,637	178,549	8,549	672	187,770
Acquired loans:
Pass	2,731	5,201	155	8,087	2,229	5,417	835	8,481
Special mention	-	-	-	-	49	-	-	49
Substandard	-	451	6	457	483	453	2	938
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	24	24	-	-	24	24
Total acquired loans	2,731	5,652	185	8,568	2,761	5,870	861	9,492
Total loans:
Pass	180,065	13,401	645	194,111	179,190	13,708	1,166	194,064
Special mention	-	68	-	68	196	69	-	265
Substandard	969	639	6	1,614	1,924	642	2	2,568
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	412	412	-	-	365	365
Total loans	$181,034	$14,108	$1,063	$196,205	$181,310	$14,419	$1,533	$197,262

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

The following tables set forth certain information with respect to our loan portfolio delinquencies by portfolio segment and amount as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017
	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans
	(In thousands)
Originated Loans
Real estate loans:
Residential real estate	$798	$-	$969	$1,767	$176,536	$178,303
Commercial real estate	1,987	147	290	2,424	844,250	846,674
Construction	-	-	-	-	107,656	107,656
Home equity	173	-	-	173	8,283	8,456
Commercial business	200	-	378	578	221,016	221,594
Consumer	-	-	-	-	878	878
Total originated loans	3,158	147	1,637	4,942	1,358,619	1,363,561
Acquired Loans
Real estate loans:
Residential real estate	118	-	-	118	2,613	2,731
Commercial real estate	-	359	828	1,187	39,072	40,259
Construction	-	-	-	-	110	110
Home equity	96	-	355	451	5,201	5,652
Commercial business	97	-	186	283	15,950	16,233
Consumer	4	-	-	4	181	185
Total acquired loans	315	359	1,369	2,043	63,127	65,170
Total loans	$3,473	$506	$3,006	$6,985	$1,421,746	$1,428,731

	As of December 31, 2016
	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans
	(In thousands)
Originated Loans
Real estate loans:
Residential real estate	$-	$-	$969	$969	$177,580	$178,549
Commercial real estate	147	1,848	302	2,297	799,859	802,156
Construction	-	-	-	-	107,329	107,329
Home equity	-	173	-	173	8,376	8,549
Commercial business	-	-	378	378	198,078	198,456
Consumer	-	-	-	-	672	672
Total originated loans	147	2,021	1,649	3,817	1,291,894	1,295,711
Acquired Loans
Real estate loans:
Residential real estate	-	-	-	-	2,761	2,761
Commercial real estate	866	722	143	1,731	41,435	43,166
Construction	-	-	-	-	112	112
Home equity	-	-	453	453	5,417	5,870
Commercial business	99	249	-	348	17,110	17,458
Consumer	6	-	-	6	855	861
Total acquired loans	971	971	596	2,538	67,690	70,228
Total loans	$1,118	$2,992	$2,245	$6,355	$1,359,584	$1,365,939

There were no loans delinquent greater than 90 days and still accruing as of March 31, 2017 and December 31, 2016.

Loans on nonaccrual status

The following is a summary of nonaccrual loans by portfolio segment as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
	(In thousands)
Residential real estate	$969	$969
Commercial real estate	1,743	446
Home equity	638	643
Commercial business	738	538
Consumer	346	341
Total	$4,434	$2,937

At March 31, 2017 and December 31, 2016, there were no commitments to lend additional funds to any borrower on nonaccrual status.

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

The following table summarizes impaired loans by portfolio segment as of March 31, 2017 and December 31, 2016:

	Carrying Amount		Unpaid Principal Balance		Associated Allowance
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Originated	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$969	$969	$969	$969	$-	$-
Commercial real estate	694	651	700	651	-	-
Home equity	255	259	267	269	-	-
Commercial business	703	551	737	584	-	-
Total impaired loans without a valuation allowance	2,621	2,430	2,673	2,473	-	-

Impaired loans with a valuation allowance:
Commercial real estate	334	123	334	123	3	1
Commercial business	345	369	345	369	4	5
Consumer	341	341	341	341	341	341
Total impaired loans with a valuation allowance	1,020	833	1,020	833	348	347
Total originated impaired loans	$3,641	$3,263	$3,693	$3,306	$348	$347

Acquired
Impaired loans without a valuation allowance:
Commercial real estate	$1,310	$-	$1,328	$-	$-	$-
Home equity	450	453	462	462	-	-
Commercial business	438	572	462	593	-	-
Consumer	4	-	4	-	-	-
Total impaired loans without a valuation allowance	2,202	1,025	2,256	1,055	-	-

Impaired loans with a valuation allowance:
Commercial Real Estate	$144	$144	$144	$144	$7	$7
Commercial business	104	390	105	390	79	37
Consumer	26	27	26	27	26	27
Total impaired loans with a valuation allowance	274	561	275	561	112	71
Total acquired impaired loans	$2,476	$1,586	$2,531	$1,616	$112	$71

The following table summarizes the average recorded investment balance of impaired loans and interest income recognized on impaired loans by portfolio segment as of March 31, 2017 and December 31, 2016:

	Average Recorded Investment		Interest Income Recognized
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Originated	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$969	$969	$-	$-
Commercial real estate	706	668	5	29
Home equity	256	267	1	10
Commercial business	724	987	4	76
Total impaired loans without a valuation allowance	2,655	2,891	10	115

Impaired loans with a valuation allowance:
Commercial real estate	337	128	4	6
Commercial business	357	417	5	22
Consumer	341	341	-	-
Total impaired loans with a valuation allowance	1,035	886	9	28
Total originated impaired loans	$3,690	$3,777	$19	$143

Acquired
Impaired loans without a valuation allowance:
Commercial real estate	$1,328	$-	$10	$-
Home equity	456	456	-	9
Commercial business	459	629	3	36
Consumer	5	-	-	-
Total impaired loans without a valuation allowance	2,248	1,085	13	45

Impaired loans with a valuation allowance:
Commercial real estate	144	$144	-	-
Commercial business	105	406	1	19
Consumer	26	27	-	-
Total impaired loans with a valuation allowance	275	577	1	19
Total acquired impaired loans	$2,523	$1,662	$14	$64

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

The recorded investment in TDRs was $1.4 million at March 31, 2017 and December 31, 2016. There were no loans modified as TDRs during the three months ended March 31, 2017 or 2016.

All TDRs at March 31, 2017 and December 31, 2016 were performing in compliance with their modified terms, except for one non-accrual loan totaling $60 thousand at March 31, 2017 and $66 thousand at December 31, 2016.

4. Shareholders' Equity

Common stock

On May 15, 2014, the Company priced 2,702,703 common shares in its initial public offering (“IPO”) at $18.00 per share and Bankwell common shares began trading on the Nasdaq Stock Market. The Company issued a total of 2,702,703 common shares in its IPO, which closed on May 20, 2014. The net proceeds from the IPO were approximately $44.7 million, after deducting the underwriting discount of approximately $2.5 million and approximately $1.3 million of expenses.

Prior to the public offering, the Company issued shares in various offerings.

Warrants

As a result of the acquisition of Quinnipiac on October 1, 2014 the Company issued 68,600 warrants to former Quinnipiac warrant holders in accordance with the merger agreement. Each warrant was automatically converted into a warrant to purchase 0.56 shares of the Company’s common stock for an exercise price of $17.86. A total of 11,200 warrants have been exercised as of March 31, 2017. The warrants expire on March 6, 2018.

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

The Company did not repurchase any of its common stock during 2017 or 2016.

5. Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives accounted for as cash flow hedges. The Company’s total comprehensive income or loss for the three months ended March 31, 2017 and 2016 is reported in the Consolidated Statements of Comprehensive Income.

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax for the three months ended March 31, 2017 and 2016:

	Net Unrealized Gain	Net Unrealized Gain
	(Loss) on Available	(Loss) on Interest
	for Sale Securities	Rate Swap	Total
	(In thousands)
Balance at December 31, 2016	$409	$481	$890
Other comprehensive income before reclassifications	162	142	304
Amounts reclassified from accumulated other comprehensive income	(165)	-	(165)
Net other comprehensive (loss) income	(3)	142	139
Balance at March 31, 2017	$406	$623	$1,029

	Net Unrealized Gain	Net Unrealized Gain
	(Loss) on Available	(Loss) on Interest
	for Sale Securities	Rate Swap	Total
	(In thousands)
Balance at December 31, 2015	$405	$(178)	$227
Other comprehensive (loss) income before reclassifications	666	(915)	(249)
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net other comprehensive (loss) income	666	(915)	(249)
Balance at March 31, 2016	$1,071	$(1,093)	$(22)

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

The following is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share data)
Net income	$3,702	$2,991
Dividends to participating securities	(7)	(6)
Undistributed earnings allocated to participating securities	(43)	(49)
Net income for earnings per share calculation	$3,652	$2,936

Weighted average shares outstanding, basic	7,525	7,380
Effect of dilutive equity-based awards	107	52
Weighted average shares outstanding, diluted	7,632	7,432
Net earnings per common share:
Basic earnings per common share	$0.49	$0.40
Diluted earnings per common share	0.48	0.40

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

The Basel III Capital Rules establish a minimum common equity Tier 1 capital requirement of 4.5% of risk-weighted assets; set the minimum leverage ratio at 4% of total assets; increased the minimum Tier 1 capital to risk-weighted assets requirement from 4% to 6%; and retained the minimum total capital to risk weighted assets requirement at 8.0%. A “well-capitalized” institution must generally maintain capital ratios 100-200 basis points higher than the minimum guidelines.

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

Management believes, as of March 31, 2017, the Bank and Company meet all capital adequacy requirements to which they are subject and satisfies the criteria for a “well capitalized” institution. There are no conditions or events since then that management believes have changed this conclusion.

The capital amounts and ratios for the Bank and the Company at March 31, 2017 and December 31, 2016 were as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Capital		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
March 31, 2017
Common Equity Tier 1 Capital to Risk-Weighted Assets	$162,052	11.16%	$65,346	4.50%	$94,389	6.50%
Total Capital to Risk-Weighted Assets	180,208	12.41%	116,171	8.00%	145,213	10.00%
Tier I Capital to Risk-Weighted Assets	162,052	11.16%	87,128	6.00%	116,171	8.00%
Tier I Capital to Average Assets	162,052	10.06%	64,440	4.00%	80,550	5.00%

Bankwell Financial Group, Inc.
March 31, 2017
Common Equity Tier 1 Capital to Risk-Weighted Assets	$144,937	9.93%	$65,657	4.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	188,157	12.90%	116,723	8.00%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	144,937	9.93%	87,542	6.00%	N/A	N/A
Tier I Capital to Average Assets	144,937	9.00%	64,440	4.00%	N/A	N/A

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Capital		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
December 31, 2016
Common Equity Tier 1 Capital to Risk-Weighted Assets	$157,604	11.59%	$61,168	4.50%	$88,353	6.50%
Total Capital to Risk-Weighted Assets	174,610	12.85%	108,742	8.00%	135,928	10.00%
Tier I Capital to Risk-Weighted Assets	157,604	11.59%	81,557	6.00%	108,742	8.00%
Tier I Capital to Average Assets	157,604	10.10%	62,428	4.00%	78,035	5.00%

Bankwell Financial Group, Inc.
December 31, 2016
Common Equity Tier 1 Capital to Risk-Weighted Assets	$141,338	10.82%	$58,789	4.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	184,371	14.11%	104,513	8.00%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	141,338	10.82%	78,385	6.00%	N/A	N/A
Tier I Capital to Average Assets	141,338	9.06%	62,415	4.00%	N/A	N/A

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

8. Stock-Based Compensation

Equity award plans

The Company has five equity award plans, which are collectively referred to as the “Plan”. The current plan under which any future issuances of equity awards will be made is the 2012 BNC Financial Group, Inc. Stock Plan, or the “2012 Plan,” amended on June 26, 2013. All equity awards made under the 2012 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of share options or restricted stock. At March 31, 2017, there were 482,802 shares reserved for future issuance under the 2012 Plan.

Stock Options: The Company accounts for stock options based on the fair value at the date of grant and records option related expense over the vesting period of such awards on a straight line basis. All stock options have been fully expensed as of December 31, 2016.

There were no options granted during the three months ended March 31, 2017.

A summary of the status of outstanding share options as of and for the three months ended March 31, 2017 is presented below:

	Three Months Ended March 31, 2017
		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Options outstanding at beginning of period	120,988	$18.58
Exercised	(13,561)	18.77
Forfeited	(200)	15.00
Options outstanding at end of period	107,227	18.56

Options exercisable at end of period	107,227	18.56

Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. The total intrinsic value of share options exercised during the three months ended March 31, 2017 was $175 thousand.

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.

The following table presents the activity for restricted stock for the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Unvested at beginning of period	96,594	$19.80
Granted	15,000	31.55
Vested	(2,900)	14.66
Forfeited	(10,518)	19.28
Unvested at end of period	98,176	21.81

The Company's restricted stock expense for the three months ended March 31, 2017 and 2016 was $216 thousand and $247 thousand, respectively.

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

In January 2016 the Company modified the market conditions restricted stock grant. The total shares originally granted for the $29.00 price target have been modified to a time based restricted stock grant. The shares will vest over a four year period with the first installment having vested on December 1, 2016 and the remaining shares to vest on each annual anniversary thereafter. In addition, the shares originally granted for the $25.00 and $27.00 price targets have been modified. These shares vest over a period from the date of the modification to December 1, 2019 based on meeting the price targets. The price targets will be met when the 30 day average stock price meets or exceeds the price targets. The Company determined the fair market value of the modified awards for the $25.00 and $27.00 price targets in accordance with ASC 718 Stock Compensation using the Monte Carlo simulation model deemed appropriate for this type of modification. The Company expensed an incremental cost associated with this modification of $2.19 for the awards that vest at the $25 stock price, $2.03 for the awards that vest at the $27 stock price and $13.66 for the awards that were modified to a time based grant. The shares granted for the $25.00 and $27.00 price targets fully vested in the fourth quarter of 2016 based on meeting the vesting terms of the grant. The Company recognized $0 and $49 thousand in stock compensation expense for the three months ended March 31, 2017 and 2016, respectively, for these restricted stock awards.

As of March 31, 2017 the Company had no outstanding market conditions restricted stock.

9. Derivative Instruments

Information about derivative instruments at March 31, 2017 and December 31, 2016 is as follows:

March 31, 2017:

(Dollars in thousands)	Notional Amount	Original Maturity	Received	Paid	Fair Value Asset (Liability)

Cash flow hedge:
Interest rate swap on FHLB advance	$25,000	4.7 years	3-month LIBOR	1.62%	$(33)
Interest rate swap on FHLB advance	$25,000	5.0 years	3-month LIBOR	1.83%	(62)
Interest rate swap on FHLB advance	$25,000	5.0 years	3-month LIBOR	1.48%	299
Interest rate swap on FHLB advance	$25,000	5.0 years	3-month LIBOR	1.22%	751
					$955

December 31, 2016:

(Dollars in thousands)	Notional Amount	Original Maturity	Received	Paid	Fair Value Asset (Liability)

Cash flow hedge:
Interest rate swap on FHLB advance	$25,000	4.7 years	3-month LIBOR	1.62%	$(91)
Interest rate swap on FHLB advance	$25,000	5.0 years	3-month LIBOR	1.83%	(138)
Interest rate swap on FHLB advance	$25,000	5.0 years	3-month LIBOR	1.48%	249
Interest rate swap on FHLB advance	$25,000	5.0 years	3-month LIBOR	1.22%	717
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

The Bank's cash flow hedge positions are all forward starting interest rate swap transactions. The Bank entered into the following forward starting interest rate swap transactions:

		Original Effective Date of
(Dollars in thousands)	Notional Amount	Hedged Borrowing	Duration of Borrowing	Counterparty

Type of borrowing:
FHLB 90-day advance	$25,000	April 1, 2014	4.7 years	Bank of Montreal
FHLB 90-day advance	$25,000	January 2, 2015	5.0 years	Bank of Montreal
FHLB 90-day advance	$25,000	August 26, 2015	5.0 years	Bank of Montreal
FHLB 90-day advance	$25,000	July 1, 2016	5.0 years	Bank of Montreal

This hedge strategy converts the floating rate of interest on certain FHLB advances to fixed interest rates, thereby protecting the Bank from floating interest rate variability.

Changes in the consolidated statements of comprehensive income related to interest rate derivatives designated as hedges of cash flows were as follows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(In thousands)	2017	2016

Interest rate swap on FHLB advance:
Unrealized gains (losses) recognized in accumulated other comprehensive income	$218	$(1,408)
Income tax (expense) benefit on items recognized in accumulated other comprehensive income	(76)	493
Other comprehensive income (loss)	$142	$(915)
Interest expense recognized on hedged FHLB advance	$384	$308

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at either March 31, 2017 or December 31, 2016. The estimated fair value amounts have been measured as of the respective period-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

The carrying values, fair values and placement in the fair value hierarchy of the Company's financial instruments at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$63,675	$63,675	$63,675	$-	$-
Federal funds sold	10,280	10,280	10,280	-	-
Available for sale securities	87,434	87,434	-	87,434	-
Held to maturity securities	16,808	16,813	-	16,813	-
Loans receivable, net	1,406,407	1,392,407	-	-	1,392,407
Accrued interest receivable	5,180	5,180	-	-	5,180
FHLB stock	8,033	8,033	-	-	8,033
Derivative asset, net	955	955	-	955	-

Financial Liabilities:
Demand deposits	$170,572	$170,572	$-	$-	$170,572
NOW and money market	424,318	424,318	-	-	424,318
Savings	117,395	117,395	-	-	117,395
Time deposits	615,175	616,548	-	-	616,548
Advances from the FHLB	160,000	160,112	-	-	160,112
Subordinated debentures	25,064	25,572	-	-	25,572

	December 31, 2016
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$96,026	$96,026	$96,026	$-	$-
Federal funds sold	329	329	329	-	-
Available for sale securities	87,751	87,751	-	87,751	-
Held to maturity securities	16,859	16,851	-	16,851	-
Loans held for sale	254	254	-	254	-
Loans receivable, net	1,343,895	1,339,055	-	-	1,339,055
Accrued interest receivable	4,958	4,958	-	-	4,958
FHLB stock	7,943	7,943	-	-	7,943
Derivative asset, net	737	737	-	737	-

Financial Liabilities:
Demand deposits	$187,593	$187,593	$-	$-	$187,593
NOW and money market	402,982	402,982	-	-	402,982
Savings	96,601	96,601	-	-	96,601
Time deposits	601,861	603,456	-	-	603,456
Advances from the FHLB	160,000	160,118	-	-	160,118
Subordinated debentures	25,051	25,645	-	-	25,645

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

Financial instruments measured at fair value on a recurring basis

The following tables detail the financial instruments carried at fair value on a recurring basis at March 31, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the three months ended March 31, 2017 and the year ended December 31, 2016.

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
March 31, 2017:
Available for sale investment securities:
U.S. Government and agency obligations	$-	$62,606	$-
State agency and municipal obligations	-	14,543	-
Corporate bonds	-	10,285	-
Derivative asset, net	-	955	-

December 31, 2016:
Available for sale investment securities:
U.S. Government and agency obligations	$-	$62,698	$-
State agency and municipal obligations	-	14,763	-
Corporate bonds	-	10,290	-
Derivative asset, net	-	737	-

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

The following table details the financial instruments carried at fair value on a nonrecurring basis at March 31, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
March 31, 2017:
Impaired loans	$-	$-	$6,117
Foreclosed real estate	-	-	272

December 31, 2016:
Impaired loans	$-	$-	$4,849
Foreclosed real estate	-	-	272

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at March 31, 2017 and December 31, 2016:

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Input	Range
March 31, 2017:

Impaired loans	$6,117	Appraisals	Discount to appraised value	8.00 - 28.00%
		Discounted cash flows	Discount rate	4.25 - 6.25%

Foreclosed real estate	$272	Appraisals	Discount to appraised value	20%

December 31, 2016:

Impaired loans	$4,849	Appraisals	Discount to appraised value	8.00 - 28.00%
		Discounted cash flows	Discount rate	4.25 - 6.25%

Foreclosed real estate	$272	Appraisals	Discount to appraised value	20%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and related notes contained elsewhere in this report on Form 10-Q. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the Company’s Form 10-K filed for the year ended December 31, 2016 in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” We assume no obligation to update any of these forward-looking statements.

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

We believe that accounting estimates related to the initial measurement of goodwill and intangible assets and subsequent impairment analyses, the allowance for loan losses, stock-based compensation and derivative instrument valuation are particularly critical and susceptible to significant near-term change. These accounting estimates are discussed further in the Company’s Form 10-K filed for the year ended December 31, 2016 in the section “Critical Accounting Policies and Estimates” under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On November 5, 2013 we completed the merger of Wilton Bank into Bankwell Bank. The Wilton Bank had one branch located in Wilton, Connecticut.

On May 15, 2014, Bankwell Financial Group, Inc. priced 2,702,703 common shares in its IPO at $18.00 per share and Bankwell common shares began trading on the Nasdaq Stock Market. The net proceeds from the IPO were approximately $44.7 million, after deducting the underwriting discount of approximately $2.5 million and approximately $1.3 million of expenses. We used the net proceeds for general corporate purposes, which included maintaining liquidity at the holding company, providing equity capital to the Bank to fund balance sheet growth, our working capital needs, and funding acquisitions of branches and whole financial institutions in or around our existing market that furthered our objectives.

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

On January 25, 2017 the Company’s Board of Directors declared a $0.07 per share cash dividend, payable February 27, 2017 to shareholders of record on February 17, 2017.

Earnings Overview

Net income available to common shareholders was $3.7 million, or $0.48 per diluted share, and $3.0 million, or $0.40 per diluted share, for the three months ended March 31, 2017 and 2016, respectively. Returns on average equity and average assets for the three months ended March 31, 2017 were 10.12% and 0.93%, respectively, compared to 9.01% and 0.89%, respectively, for the three months ended March 31, 2016.

For the three months ended March 31, 2017, we had net interest income of $12.9 million, an increase of $1.6 million, or 13.6%, over the three months ended March 31, 2016. Our net interest margin (fully taxable equivalent basis) for the three months ended March 31, 2017 and 2016 was 3.35% and 3.54%, respectively. We experienced an increase in our non-interest income, which totaled $1.3 million for the three months ended March 31, 2017 representing 8.9% of our total revenue, up from $0.7 million, or 5.6% of total revenue, for the three months ended March 31, 2017.

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

FTE net interest income for the three months ended March 31, 2017 and 2016 was $13.1 million and $11.5 million, respectively. Net interest income was favorably impacted by higher average balances, offset by lower margins. Our net interest margin decreased 19 basis points to 3.35% for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The decrease in the net interest margin was primarily due to higher rates on interest bearing deposits driven by rate increases to remain competitive in the market place and slightly lower yields on loans.

FTE basis interest income for the three months ended March 31, 2017 increased by $2.4 million, or 17.2%, to $16.6 million, compared to FTE basis interest income for the three months ended March 31, 2016 due primarily to loan growth in our commercial real estate and commercial business portfolios. Average interest-earning assets were $1.6 billion for the three months ended March 31, 2017, up by $259.4 million or 19.9% compared to the three months ended March 31, 2016. The average yield on interest earning assets declined slightly from 4.29% for the three months ended March 31, 2016 to 4.24% for the three months ended March 31, 2017 due mainly to lower yields on commercial real estate and commercial business loans.

Interest expense for the three months ended March 31, 2017, increased by $0.9 million, or 33.8%, compared to interest expense for the three months ended March 31, 2016 due to a $242.6 million increase in the average balances of interest-bearing liabilities due to higher average balances in money market accounts, time accounts and borrowed money, and increased rates on deposits, primarily due to increased rates on certificates of deposits and money market accounts to remain competitive in the market place.

Average Balance Sheet, FTE basis Interest and Average Yields/Rates

The following tables present the average balances and yields earned on interest-earning assets and average balances and weighted average rates paid on our funding liabilities for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017			2016
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Cash and Fed funds sold	$68,416	$114	0.68%	$32,764	$37	0.45%
Securities (1)	101,857	861	3.38	101,987	763	2.99
Loans:
Commercial real estate	854,733	9,684	4.53	714,059	8,350	4.63
Residential real estate	179,783	1,590	3.54	177,353	1,596	3.60
Construction (2)	105,320	1,249	4.74	86,482	969	4.43
Commercial business	228,422	2,826	4.95	165,987	2,190	5.22
Home equity	13,717	150	4.43	15,603	157	4.03
Consumer	1,690	14	3.47	1,738	21	4.87
Total loans	1,383,665	15,513	4.48	1,161,222	13,283	4.53
Federal Home Loan Bank stock	8,020	79	3.98	6,560	56	3.46
Total earning assets	1,561,958	16,567	4.24%	1,302,533	14,139	4.29%
Other assets	59,681			54,733
Total assets	$1,621,639			$1,357,266

Liabilities and shareholders' equity:
Interest -bearing liabilities:
NOW	$54,593	27	0.20%	$56,617	38	0.27%
Money market	343,992	566	0.67	306,105	398	0.52
Savings	111,012	185	0.68	82,061	86	0.42
Time	595,452	1,803	1.23	454,312	1,218	1.08
Total interest-bearing deposits	1,105,049	2,581	0.95	899,095	1,740	0.78
Borrowed money	182,053	907	1.99	145,444	866	2.35
Total interest bearing liabilities	1,287,102	3,488	1.10%	1,044,539	2,606	1.00%
Noninterest-bearing deposits	174,795			172,574
Other liabilities	11,393			6,679
Total Liabilities	1,473,290			1,223,792
Shareholders' equity	148,349			133,474
Total liabilities and shareholders' equity	$1,621,639			$1,357,266
Net interest income (3)		$13,079			$11,533
Interest rate spread			3.14%			3.29%
Net interest margin (4)			3.35%			3.54%

_____________________

(1)	Average balances and yields for securities are based on amortized cost.
(2)	Includes commercial and residential real estate construction.
(3)	The adjustment for securities and loans taxable equivalency amounted to $131 thousand and $135 thousand, respectively, for the three months ended March 31, 2017 and 2016.
(4)	Annualized net interest income as a percentage of earning assets.

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

	Three Months Ended
	March 31, 2017 vs 2016
	Increase (Decrease)
(In thousands)	Volume	Rate	Total
Interest and dividend income:
Cash and Fed funds sold	$53	$24	$77
Securities	(1)	99	98
Loans:
Commercial real estate	1,615	(281)	1,334
Residential real estate	22	(28)	(6)
Construction	222	58	280
Commercial business	787	(151)	636
Home equity	(20)	13	(7)
Consumer	(1)	(6)	(7)
Total loans	2,625	(395)	2,230
Federal Home Loan Bank stock	14	9	23
Total change in interest and dividend income	2,691	(263)	2,428
Interest expense:
Deposits:
NOW	(1)	(10)	(11)
Money market	54	114	168
Savings	36	63	99
Time	414	171	585
Total deposits	503	338	841
Borrowed money	197	(156)	41
Total change in interest expense	700	182	882
Change in net interest income	$1,991	$(445)	$1,546

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

The provision for loan losses for the three months ended March 31, 2017 was $543 thousand compared to $646 thousand provision for loan losses for the three months ended March 31, 2016. For further information, see sections titled Asset Quality and Allowance for Loan Losses.

Noninterest Income

The following tables compare noninterest income for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2017	2016	$	%
Gains and fees from sales of loans	$324	$110	$214	195%
Bank owned life insurance	291	174	117	67
Service charges and fees	240	245	(5)	(2)
Net gain on sale of available for sale securities	165	-	165	100
Other	246	143	103	72
Total noninterest income	$1,266	$672	$594	88%

Noninterest income increased $594 thousand or 88% to $1.3 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase in noninterest income was primarily driven by an increase in gains and fees from the sales of loans and a gain on sale of available for sale securities. Gain and fees from the sale of loans totaled $324 thousand for the quarter ended March 31, 2017 compared to $110 thousand for the same period in 2016, an increase of $214 thousand. The gain on sale of available for sale securities totaled $165 thousand for the quarter ended March 31, 2017 compared to no gain for the same period in 2016.

Noninterest Expense

The following tables compare noninterest expense for the three months ended March 31, 2017, and 2016:

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2017	2016	$	%
Salaries and employee benefits	$3,929	$3,811	$118	3%
Occupancy and equipment	1,692	1,408	284	20
Data processing	445	407	38	9
Professional services	412	366	46	13
FDIC insurance	383	169	214	127
Marketing	266	139	127	91
Director fees	233	155	78	50
Amortization of intangibles	31	40	(9)	(23)
Foreclosed real estate	7	72	(65)	(90)
Other	836	513	323	63
Total noninterest expense	$8,234	$7,080	$1,154	16%

Noninterest expense increased $1.2 million or 16% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was primarily driven by an increase in other expenses and an increase in occupancy and equipment expense. Other expenses totaled $836 thousand for the quarter ended March 31, 2017 compared to $513 thousand for the same period in 2016, an increase of $323 thousand. The increase in other expenses was primarily due to the reserve on unfunded commitments. Occupancy and equipment expense totaled $1.7 million for the quarter ended March 31, 2017 compared to $1.4 million for the same period in 2016, an increase of $284 thousand. The increase in occupancy and equipment expense was primarily driven by increases in IT related expenses, one time charges relating to back office consolidation activity and maintenance costs for our recently acquired headquarters building.

Income Tax Expense

Income tax expense for the three months ended March 31, 2017 and 2016 totaled $1.7 million and $1.4 million, respectively. The effective tax rates for the three months ended March 31, 2017 and 2016 were 31.9%, and 31.1%, respectively. The increase in the effective tax rate is driven by an increase in state income taxes as a result from increased out of state lending.

Financial Condition

Summary

At March 31, 2017, total assets were $1.7 billion, a $43.3 million, or 2.7%, increase over December 31, 2016. Total loans and deposits were $1.4 billion and $1.3 billion, respectively at March 31, 2017. Our credit quality remained strong, with nonperforming assets to total assets of 0.28% and the allowance for loan losses to total loans was 1.30%. Total shareholders’ equity at March 31, 2017 and December 31, 2016 was $149.7 million and $145.9 million, respectively. Tangible book value was $19.44 per share at March 31, 2017 compared to $18.98 per share at December 31, 2016.

Loan Portfolio

We originate commercial and residential real estate loans, including construction loans, commercial business loans, home equity and other consumer loans. Lending activities are primarily conducted within our market of the New York metropolitan area, including Fairfield and New Haven Counties, Connecticut. Our loan portfolio is the largest category of our earning assets. Loans acquired in connection with the Wilton acquisition in November 2013 and the Quinnipiac acquisition in October 2014 are referred to as “acquired” loans as a result of the manner in which they are accounted for. All other loans are referred to as “originated” loans. Accordingly, selected disclosures that follow are presented separately for the originated loan portfolio and the acquired loan portfolio.

Total loans before deferred loan fees and the allowance for loan losses were $1.4 billion at March 31, 2017, up by $62.8 million, or 4.6%, from December 31, 2016. Commercial real estate loans have experienced the most significant growth, up by $41.6 million.

The following table compares the composition of our loan portfolio for the dates indicated:

(In thousands)	March 31, 2017			December 31, 2016			Change
	Originated	Acquired	Total	Originated	Acquired	Total	Total
Real estate loans:
Residential	$178,303	$2,731	$181,034	$178,549	$2,761	$181,310	$(276)
Commercial	846,674	40,259	886,933	802,156	43,166	845,322	41,611
Construction	107,656	110	107,766	107,329	112	107,441	325
Home equity	8,456	5,652	14,108	8,549	5,870	14,419	(311)
	1,141,089	48,752	1,189,841	1,096,583	51,909	1,148,492	41,349
Commercial business	221,594	16,233	237,827	198,456	17,458	215,914	21,913
Consumer	878	185	1,063	672	861	1,533	(470)
Total loans	$1,363,561	$65,170	$1,428,731	$1,295,711	$70,228	$1,365,939	$62,792

Asset Quality

Asset quality metrics remained strong through the first quarter of 2017. Nonperforming assets totaled $4.7 million and represented 0.28% of total assets at March 31, 2017, compared to $3.2 million and 0.20% of total assets at December 31, 2016. Nonaccrual loans totaled $4.4 million at March 31, 2017, an increase of $1.5 million compared to December 31, 2016. The balance of foreclosed real estate totaled $272 thousand at March 31, 2017 and December 31, 2016.

The following table presents nonperforming assets and additional asset quality data for the dates indicated:

	At March 31, 2017			At December 31, 2016
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total
Nonaccrual loans:
Real estate loans:
Residential	$969	$-	$969	$969	$-	$969
Commercial	290	1,453	1,743	302	144	446
Home equity	188	450	638	190	453	643
Consumer	341	5	346	341	-	341
Commercial business	378	360	738	378	160	538
Total non accrual loans	2,166	2,268	4,434	2,180	757	2,937
Property acquired through foreclosure or repossession, net	-	272	272	-	272	272
Total nonperforming assets	$2,166	$2,540	$4,706	$2,180	$1,029	$3,209

Nonperforming assets to total assets	0.13%	0.15%	0.28%	0.13%	0.06%	0.20%
Nonaccrual loans to total loans	0.16%	3.48%	0.31%	0.17%	1.08%	0.22%
Total past due loans to total loans	0.36%	3.13%	0.49%	0.29%	3.61%	0.47%

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

At March 31, 2017, our allowance for loan losses was $18.5 million and represented 1.30% of total loans, compared to $18.0 million, or 1.32% of total loans, at December 31, 2016. The net increase in the allowance primarily reflects a provision of $543 thousand.

The following tables present the activity in our allowance for loan losses and related ratios for the dates indicated, and include both originated and acquired allowance activity:

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Balance at beginning of period	$17,982	$14,169
Charge-offs:
Construction	-	(7)
Consumer	(15)	(3)
Total charge-offs	(15)	(10)
Recoveries:
Consumer	1	5
Total recoveries	1	5
Net charge-offs	14	5
Provision charged to earnings	543	646
Balance at end of period	$18,511	$14,810
Net charge-offs to average loans	0.00%	0.00%
Allowance for loan losses to total loans	1.30%	1.24%

The following tables present the allocation of the allowance for loan losses and the percentage of these loans to total loans for the dates indicated:

	At March 31,		At December 31,
	2017		2016
(Dollars in thousands)	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
Residential real estate	$1,494	12.67%	$1,646	13.27%
Commercial real estate	9,549	62.08	9,415	61.89
Construction	2,122	7.54	2,105	7.87
Home equity	153	0.99	156	1.05
Commercial business	4,821	16.65	4,283	15.81
Consumer	372	0.07	377	0.11
Total allowance for loan losses	$18,511	100.00%	$17,982	100.00%

The allocation of the allowance for loan losses at March 31, 2017 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the allowance for loan losses at March 31, 2017 is appropriate to cover probable losses.

Reserve for Unfunded Commitments

The reserve for unfunded commitments provides for probable losses inherent with funding the unused portion of legal commitments to lend. The unfunded reserve calculation is primarily based on our ALLL methodology for funded loans, adjusted for utilization expectations. The reserve for unfunded credit commitments is included within other liabilities in the accompanying Consolidated Balance Sheets, and changes in the reserve are reported as a component of other expense in the accompanying Consolidated Statements of Income.

Investment Securities

At March 31, 2017, the carrying value of our investment securities portfolio totaled $104.2 million and represented 6.2% of total assets, compared to $104.6 million and represented 6.4% of total assets at December 31, 2016. The decrease of $0.4 million primarily reflects principal pay downs on municipal bonds and mortgage backed securities. We purchase investment grade securities with a focus on earnings and duration exposure.

The net unrealized gain position on our investment portfolio at March 31, 2017 and December 31, 2016 was $631 thousand and $624 thousand, respectively and included gross unrealized losses of $117 thousand and $200 thousand, respectively. The gross unrealized losses were concentrated in State agency and municipal obligations. The Company continually monitors its state agency, municipal and corporate bond portfolios and at this time these portfolios have minimal default risk because state agency, municipal and corporate bonds are all rated above investment grade.

Sources of Funds

Total deposits were $1.3 billion at March 31, 2017, an increase of $38.4 million, from the balance at December 31, 2016 primarily reflecting increases in certificates of deposits and money market accounts. Certificates of deposit increased $13.3 million from $601.9 million at December 31, 2016 to $615.2 million at March 31, 2017. Money markets increased $18.1 million from $349.1 million at December 31, 2016 to $367.2 million at March 31, 2017. Brokered deposits totaled $101.8 million at March 31, 2017 and represent brokered certificates of deposit, brokered money market accounts, one way CDARS and reciprocal deposits for customers that desire FDIC protection. Brokered deposits are utilized as an additional source of funding.

We utilize advances from the Federal Home Loan Bank of Boston, or FHLB, as part of our overall funding strategy and to meet short-term liquidity needs. Total FHLB advances were $160.0 million at March 31, 2017 and December 31, 2016.

Liquidity

The Company is required to maintain levels of liquid assets sufficient to ensure the Company’s safe and sound operation. Liquidity is defined as the ability to generate sufficient cash flows to meet all present and future funding requirements at reasonable costs. Our primary source of liquidity is deposits. Other sources of funding include discretionary use of FHLB term advances and other borrowings, cash flows from our investment securities portfolios, loan repayments and earnings. Investment securities designated as available-for-sale may also be sold in response to short-term or long-term liquidity needs.

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of March 31, 2017, the Company had cash and cash equivalents of $74.0 million and available-for-sale securities of $87.4 million. At March 31, 2017, outstanding commitments to originate loans totaled $34.8 million and undisbursed funds from approved lines of credit, home equity lines of credit and secured commercial lines of credit totaled $133.3 million. Time deposits scheduled to mature in one year or less at March 31, 2017 totaled $336.9 million. The Company’s deposit flow history has been that a significant portion of such deposits remain with the Company.

Capital Resources

Total shareholders’ equity was $149.7 million at March 31, 2017 compared to $145.9 million at December 31, 2016. The increase of $3.8 million primarily reflected net income of $3.7 million for the three months ended March 31, 2017. The ratio of total equity to total assets was 8.95% at March 31, 2017, which compares to 8.96% at December 31, 2016.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At March 31, 2017, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At March 31, 2017, the Bank’s ratio of total common equity tier 1 capital to risk-weighted assets was 11.16%, total capital to risk-weighted assets was 12.41%, Tier 1 capital to risk-weighted assets was 11.16% and Tier 1 capital to average assets was 10.06%.

In July 2013, the Federal Reserve published Basel III rules establishing a new comprehensive capital framework of U.S. banking organizations. Under the rules, effective January 1, 2015 for the Company and Bank, the minimum capital ratios became a) 4.5% “Common Equity Tier 1” to risk-weighted assets, b) 6.0% Tier 1 capital to risk weighted assets and c) 8.0% total capital to risk-weighted assets. In addition, the new regulations imposed certain limitations on dividends, share buy-backs, discretionary payments on Tier 1 instruments and discretionary bonuses to executive officers if the organization does not maintain a capital conservation buffer for regulatory risk based capital ratios in an amount greater than 2.5% of its risk-weighted assets, in addition to the amount needed to meet its minimum risk-based capital requirements, phased in over a 5 year period until January 1, 2019. The conservation buffer will be phased in incrementally, starting at 0.625% on January 1, 2016 and increased to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.5% on January 1, 2019. Accordingly, while these rules started to be phased in on January 1, 2015 (and the capital conservation buffer on January 1, 2016), the Company believes it is well positioned to meet the requirements as they become effective.

On January 25, 2017 the Company’s Board of Directors declared a $0.07 per share cash dividend, payable February 27, 2017 to shareholders of record on February 17, 2017.

Interest Rate Sensitivity Analysis

We measure interest rate risk using simulation analysis to calculate earnings and equity at risk. These risk measures are quantified using simulation software from one of the leading firms in the field of asset/liability modeling. Key assumptions relate to the behavior of interest rates and spreads, prepayment speeds and the run-off of deposits. From such simulations, interest rate risk, or IRR, is quantified and appropriate strategies are formulated and implemented. We model IRR by using two primary risk measurement techniques: simulation of net interest income and simulation of economic value of equity. These two measurements are complementary and provide both short-term and long-term risk profiles for the Company. Because both base line simulations assume that our balance sheet will remain static over the simulation horizon, the results do not reflect adjustments in strategy that ALCO could implement in response to rate shifts. The simulation analyses are updated quarterly based on data obtained one month prior to quarter end. The Company believes the one month lag has no material impact to the sensitivities presented.

We use net interest income at risk simulation to measure the sensitivity of net interest income to changes in market rates. This simulation captures underlying product behaviors, such as asset and liability repricing dates, balloon dates, interest rate indices and spreads, rate caps and floors, as well as other behavioral attributes. The simulation of net interest income also requires a number of key assumptions such as: (i) prepayment projections for loans and securities that are projected under each interest rate scenario using internal and external mortgage analytics; (ii) new business loan rates that are based on recent new business origination experience; and (iii) deposit pricing assumptions that are based on Office of the Comptroller of the Currency, or OCC, guidelines for non-maturity deposits reflecting the Bank’s limited history, management judgment and core deposit studies. Combined, these assumptions can be inherently uncertain, and as a result, actual results may differ from simulation forecasts due to the timing, magnitude and frequency of interest rate changes, future business conditions, as well as unanticipated changes in management strategies.

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

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning March 31, 2017 and December 31, 2016:

Parallel Ramp	Estimated Percent Change
	in Net Interest Income
	March 31,	December 31,
Rate Changes (basis points)	2017	2016
-100	(1.99)%	(1.60)%
+200	(2.39)	(2.23)

Parallel Shock	Estimated Percent Change
	in Net Interest Income
	March 31,	December 31,
Rate Changes (basis points)	2017	2016
-100	(3.59)%	(3.36)%
+100	(2.55)	(1.86)
+200	(5.59)	(4.13)
+300	(8.85)	(6.78)

The net interest income at risk simulation results indicate that as of March 31, 2017, we remain liability sensitive. The liability sensitivity is due to the fact that there are more liabilities than assets subject to repricing as market rates change.

We conduct economic value of equity at risk simulation in tandem with net interest income simulations, to ascertain a longer term view of our interest rate risk position by capturing longer-term re-pricing risk and options risk embedded in the balance sheet. It measures the sensitivity of economic value of equity to changes in interest rates. Economic value of equity at risk simulation values only the current balance sheet and does not incorporate the growth assumptions used in one of the income simulations. As with the net interest income simulation, this simulation captures product characteristics such as loan resets, repricing terms, maturity dates, rate caps and floors. Key assumptions include loan prepayment speeds, deposit pricing elasticity and non-maturity deposit attrition rates. These assumptions can have significant impacts on valuation results as the assumptions remain in effect for the entire life of each asset and liability. All key assumptions are subject to a periodic review.

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

The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:

	Estimated Percent Change
	in Economic Value of Equity
	March 31,	December 31,
Rate Changes (basis points)	2017	2016
-100	0.90%	0.00%
+100	(10.60)	(9.90)
+200	(23.40)	(21.70)
+300	(33.40)	(31.30)

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

Item 1A. Risk Factors

There have been no material changes in risk factors previously disclosed in the Company’s Form 10-K dated March 16, 2017, filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

31.1	Certification of Christopher R. Gruseke pursuant to Rule 13a-14(a)

31.2	Certification of Penko Ivanov pursuant to Rule 13a-14(a)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Bankwell Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankwell Financial Group, Inc.

Date: May 10, 2017	/s/ Christopher R. Gruseke
Christopher R. Gruseke
President and Chief Executive Officer

Date: May 10, 2017	/s/ Penko Ivanov
Penko Ivanov
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

