Form 10-Q
period 2017-06-30
Bankwell Financial Group, Inc.
filed 2017-08-09
CIK 1505732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of July 31, 2017, there were 7,684,450 shares of the registrant’s common stock outstanding.

Bankwell Financial Group, Inc.

Form 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Bankwell Financial Group, Inc.

Consolidated Balance Sheets - (unaudited)

(Dollars in thousands, except share data)

	June 30,	December 31,
	2017	2016

ASSETS
Cash and due from banks	$84,802	$96,026
Federal funds sold	1,185	329
Cash and cash equivalents	85,987	96,355

Available for sale investment securities, at fair value	90,951	87,751
Held to maturity investment securities, at amortized cost	23,615	16,859
Loans held for sale	-	254
Loans receivable (net of allowance for loan losses of $19,536 at
June 30, 2017 and $17,982 at December 31, 2016)	1,463,240	1,343,895
Foreclosed real estate	222	272
Accrued interest receivable	5,239	4,958
Federal Home Loan Bank stock, at cost	8,033	7,943
Premises and equipment, net	17,366	17,835
Bank-owned life insurance	39,034	33,448
Goodwill	2,589	2,589
Other intangible assets	438	501
Deferred income taxes, net	8,957	9,085
Other assets	10,133	7,174
Total assets	$1,755,804	$1,628,919

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$176,495	$187,593
Interest bearing deposits	1,237,790	1,101,444
Total deposits	1,414,285	1,289,037

Advances from the Federal Home Loan Bank	150,000	160,000
Subordinated debentures	25,077	25,051
Accrued expenses and other liabilities	12,865	8,936
Total liabilities	1,602,227	1,483,024

Commitments and Contingencies

Shareholders' equity
Common stock, no par value; 10,000,000 shares authorized, 7,673,850 and 7,620,663 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	116,502	115,353
Retained earnings	36,053	29,652
Accumulated other comprehensive income	1,022	890
Total shareholders' equity	153,577	145,895

Total liabilities and shareholders' equity	$1,755,804	$1,628,919

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

Consolidated Statements of Income – (unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Interest and dividend income
Interest and fees on loans	$16,660	$13,970	$32,173	$27,253
Interest and dividends on securities	880	711	1,689	1,395
Interest on cash and cash equivalents	148	30	262	67
Total interest income	17,688	14,711	34,124	28,715

Interest expense
Interest expense on deposits	3,095	1,962	5,676	3,702
Interest on borrowings	952	870	1,859	1,736
Total interest expense	4,047	2,832	7,535	5,438

Net interest income	13,641	11,879	26,589	23,277

Provision for loan losses	895	1,301	1,438	1,947

Net interest income after provision for loan losses	12,746	10,578	25,151	21,330

Noninterest income
Bank owned life insurance	295	174	586	348
Service charges and fees	261	235	501	480
Gains and fees from sales of loans	199	114	523	224
Gain on sale of foreclosed real estate, net	-	128	-	128
Net gain on sale of available for sale securities	-	92	165	92
Other	243	110	489	253
Total noninterest income	998	853	2,264	1,525

Noninterest expense
Salaries and employee benefits	3,800	3,747	7,729	7,484
Occupancy and equipment	1,439	1,392	3,131	2,800
Professional services	523	370	935	736
Data processing	401	377	846	784
Marketing	311	263	577	402
FDIC insurance	243	168	626	337
Director fees	243	210	476	439
Foreclosed real estate	60	30	67	102
Amortization of intangibles	31	40	62	80
Other	530	618	1,366	1,131
Total noninterest expense	7,581	7,215	15,815	14,295

Income before income tax expense	6,163	4,216	11,600	8,560
Income tax expense	2,394	1,320	4,129	2,673
Net income	$3,769	$2,896	$7,471	$5,887

Earnings Per Common Share:
Basic	$0.49	$0.38	$0.98	$0.78
Diluted	0.49	0.38	0.97	0.78

Weighted Average Common Shares Outstanding:
Basic	7,550,734	7,387,712	7,538,069	7,383,965
Diluted	7,645,930	7,467,954	7,638,350	7,446,456
Dividends per common share	$0.07	$0.05	$0.14	$0.10

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

Consolidated Statements of Comprehensive Income – (unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income	$3,769	$2,896	$7,471	$5,887
Other comprehensive (loss) income:
Unrealized gains on securities:
Unrealized holding gains on available for sale securities	293	332	453	1,357
Reclassification adjustment for gain realized in net income	-	(92)	(165)	(92)
Net change in unrealized gains	293	240	288	1,265
Income tax expense	(103)	(84)	(101)	(443)
Unrealized gains on securities, net of tax	190	156	187	822
Unrealized losses on interest rate swaps:
Unrealized losses on interest rate swaps designated as cash flow hedges	(302)	(643)	(84)	(2,051)
Income tax benefit	105	225	29	718
Unrealized losses on interest rate swaps, net of tax	(197)	(418)	(55)	(1,333)
Total other comprehensive (loss) income, net of tax	(7)	(262)	132	(511)
Comprehensive income	$3,762	$2,634	$7,603	$5,376

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

Consolidated Statements of Shareholders' Equity – (unaudited)

(In thousands, except share data)

				Accumulated
	Common Stock			Other
	Shares Outstanding	Amount	Retained Earnings	Comprehensive Income (Loss)	Total
Balance at December 31, 2016	7,620,663	$115,353	$29,652	$890	$145,895
Net income	-	-	7,471	-	7,471
Other comprehensive income, net of tax	-	-	-	132	132
Cash dividends declared ($0.14 per share)	-	-	(1,070)	-	(1,070)
Stock-based compensation expense	-	434	-	-	434
Forfeitures of restricted stock	(14,774)	-	-	-	-
Issuance of restricted stock	28,250	-	-	-	-
Warrants exercised	11,200	200	-	-	200
Stock options exercised	28,511	515	-	-	515
Balance at June 30, 2017	7,673,850	$116,502	$36,053	$1,022	$153,577

				Accumulated
	Common Stock			Other
	Shares Outstanding	Amount	Retained Earnings	Comprehensive Income (Loss)	Total
Balance at December 31, 2015	7,516,291	$112,579	$18,963	$227	$131,769
Net income	-	-	5,887	-	5,887
Other comprehensive loss, net of tax	-	-	-	(511)	(511)
Cash dividends declared ($0.10 per share)	-	-	(753)	-	(753)
Stock-based compensation expense	-	506	-	-	506
Forfeitures of restricted stock	(633)	-	-	-	-
Issuance of restricted stock	14,300	-	-	-	-
Stock options exercised	14,500	224	-	-	224
Balance at June 30, 2016	7,544,458	$113,309	$24,097	$(284)	$137,122

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

Consolidated Statements of Cash Flows – (unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$7,471	$5,887
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) amortization of premiums and discounts
on investment securities	(17)	369
Provision for loan losses	1,438	1,947
Provision for (benefit from) deferred taxes	56	(875)
Net gain on sales of available for sale securities	(165)	(92)
Depreciation and amortization	760	865
Increase in cash surrender value of bank-owned life insurance	(586)	(348)
Loan principal sold	(9,543)	(3,555)
Proceeds from sales of loans	10,319	3,779
Net gain on sales of loans	(523)	(224)
Stock-based compensation	434	506
Net accretion of purchase accounting adjustments	(49)	(73)
Gain on sale and write-downs of foreclosed real estate	50	62
Amortization of debt issuance costs	26	26
Net change in:
Deferred loan fees	(550)	304
Accrued interest receivable	(281)	(637)
Other assets	(2,920)	(2,736)
Accrued expenses and other liabilities	3,929	1,721
Net cash provided by operating activities	9,849	6,926

Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	2,003	650
Proceeds from principal repayments on held to maturity securities	98	104
Net proceeds from sales and calls of available for sale securities	49,555	8,308
Purchases of available for sale securities	(54,290)	(51,228)
Purchases of held to maturity securities	(6,852)	(6,835)
Purchase of bank-owned life insurance	(5,000)	-
Net increase in loans	(120,260)	(129,494)
Purchases of premises and equipment	(291)	(361)
Purchase of Federal Home Loan Bank stock	(90)	(839)
Proceeds from sale of foreclosed real estate	-	694
Net cash used by investing activities	(135,127)	(179,001)

Consolidated Statements of Cash Flows- (Continued)

(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from financing activities
Net change in time certificates of deposit	$53,451	$107,009
Net change in other deposits	71,814	26,675
Net change in FHLB advances	(10,000)	45,000
Proceeds from exercise of warrants	200	-
Proceeds from exercise of options	515	224
Dividends paid on common stock	(1,070)	(753)
Net cash provided by financing activities	114,910	178,155
Net (decrease) increase in cash and cash equivalents	(10,368)	6,080
Cash and cash equivalents:
Beginning of year	96,355	88,597
End of period	$85,987	$94,677
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$7,528	$5,405
Income taxes	3,565	4,479
Supplemental disclosures of non-cash investing activities:
Net change in unrealized gains on available-for-sale securities	288	1,265

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

The Bank is a Connecticut state chartered commercial bank, founded in 2002, whose deposits are insured under the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank provides a full range of banking services to commercial and consumer customers, primarily concentrated in the New York metropolitan area, with the majority of our loans in Fairfield and New Haven Counties, Connecticut, with branch locations in New Canaan, Stamford, Fairfield, Wilton, Norwalk, Hamden and North Haven, Connecticut.

Principles of consolidation

The consolidated interim financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities as of the date of the consolidated balance sheet and revenue and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses, stock-based compensation, derivative instrument valuation, investment securities valuation, evaluation of investment securities for other than temporary impairment and deferred income taxes valuation.

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Significant concentrations of credit risk

Most of the Company's activities are with customers located within the New York metropolitan area, with the majority of our loans in Fairfield and New Haven Counties, Connecticut, and declines in property values in these areas could significantly impact the Company. The Company has significant concentrations in commercial real estate loans. Management does not believe they present any special risk. The Company does not have any significant concentrations in any one industry or customer.

Reclassification

Certain prior period amounts have been reclassified to conform to the 2017 financial statement presentation. These reclassifications only changed the reporting categories and did not affect the consolidated results of operations or consolidated financial position.

Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” Bankwell has evaluated all events or transactions occurring after June 30, 2017, the balance sheet date, and noted that there have been no such events or transactions that would require recognition or disclosure in the consolidated financial statements as of and for the quarter ended June 30, 2017.

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

ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, early adoption is permitted. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

2. Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at June 30, 2017 were as follows:

	June 30, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Due from one through five years	$12,987	$86	$(28)	$13,045
Due after ten years	52,762	312	(38)	53,036
	65,749	398	(66)	66,081

State agency and municipal obligations
Due from one through five years	1,630	84	-	1,714
Due from five through ten years	9,239	305	-	9,544
Due after ten years	3,285	113	(43)	3,355
	14,154	502	(43)	14,613

Corporate bonds
Due in less than one year	3,015	29	-	3,044
Due from one through five years	7,113	100	-	7,213
	10,128	129	-	10,257
Total available for sale securities	$90,031	$1,029	$(109)	$90,951

Held to maturity securities:

State agency and municipal obligations
Due in less than one year	$2,134	$-	$-	$2,134
Due from one through five years	3,872	-	-	3,872
Due after ten years	16,477	-	-	16,477
	22,483	-	-	22,483

Corporate bonds
Due from one through five years	1,000	-	(13)	987

Government-sponsored mortgage backed securities
No contractual maturity	132	12	-	144
Total held to maturity securities	$23,615	$12	$(13)	$23,614

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

The gross realized gains on the sale of investment securities totaled $0 and $165 thousand for the three and six months ended June 30, 2017, respectively. Total sales proceeds totaled $0 and $49.6 million for three and six months ended June 30, 2017, respectively. There were no gross realized losses on the sale of investment securities for the three and six months ended June 30, 2017. The gross realized gains on the sale of investment securities totaled $98 thousand for the three and six months ended June 30, 2016. The gross realized losses on the sale of investment securities totaled $6 thousand for the three and six months ended June 30, 2016. Total sales proceeds totaled $3.8 million for the three and six months ended June 30, 2016.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

At June 30, 2017 there were no securities pledged as collateral with the FHLB. At December 31, 2016, securities with approximate fair values of $60.0 million were pledged as collateral with the FHLB.

The following table provides information regarding investment securities with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(In thousands)
June 30, 2017
U.S. Government and agency obligations	$7,454	$(66)	0.88%	$-	$-	-	$7,454	$(66)	0.88%
State agency and municipal obligations	891	(43)	4.60%	-	-	-	891	(43)	4.60%
Corporate bonds	-	-	-	987	(13)	1.25%	987	(13)	1.25%
Total investment securities	$8,345	$(109)	1.29%	$987	$(13)	1.25%	$9,332	$(122)	1.29%

December 31, 2016
U.S. Government and agency obligations	$3,045	$(54)	1.74%	$-	$-	-	$3,045	$(54)	1.74%
State agency and municipal obligations	2,756	(123)	4.29%	-	-	-	2,756	(123)	4.29%
Corporate bonds	978	(23)	2.25%	-	-	-	978	(23)	2.25%
Total investment securities	$6,779	$(200)	2.86%	$-	$-	-	$6,779	$(200)	2.86%

There were eleven investment securities as of June 30, 2017 and December 31, 2016, in which the fair value of the security was less than the amortized cost of the security.

The U.S. Government and agency obligations owned are either direct obligations of the U.S. Government or guaranteed by the U.S. Government, therefore the contractual cash flows are guaranteed and as a result the unrealized losses in this portfolio are not considered other than temporarily impaired.

The Company continually monitors its state agency, municipal and corporate bond portfolios and at this time these portfolios have minimal default risk because state agency, municipal and corporate bonds are all rated above investment grade and as a result the unrealized losses in this portfolio are not considered other than temporarily impaired.

The Company has the intent and ability to retain its investment securities in an unrealized loss position at June 30, 2017 until the decline in value has recovered.

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

The following table sets forth a summary of the loan portfolio at June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total

Real estate loans:
Residential	$178,481	$2,524	$181,005	$178,549	$2,761	$181,310
Commercial	864,550	38,530	903,080	802,156	43,166	845,322
Construction	117,239	109	117,348	107,329	112	107,441
Home equity	8,708	5,879	14,587	8,549	5,870	14,419
	1,168,978	47,042	1,216,020	1,096,583	51,909	1,148,492

Commercial business	253,207	16,104	269,311	198,456	17,458	215,914
Consumer	785	172	957	672	861	1,533
Total loans	1,422,970	63,318	1,486,288	1,295,711	70,228	1,365,939

Allowance for loan losses	(19,409)	(127)	(19,536)	(17,883)	(99)	(17,982)
Deferred loan origination fees, net	(3,521)	-	(3,521)	(4,071)	-	(4,071)
Unamortized loan premiums	9	-	9	9	-	9
Loans receivable, net	$1,400,049	$63,191	$1,463,240	$1,273,766	$70,129	$1,343,895

Lending activities are conducted principally in the New York metropolitan area, with the majority of our loans in Fairfield and New Haven Counties, Connecticut, and consist of residential and commercial real estate loans, commercial business loans and a variety of consumer loans. Loans may also be granted for the construction of residential homes and commercial properties. All residential and commercial mortgage loans are typically collateralized by first or second mortgages on real estate.

Certain acquired loans were determined to have evidence of credit deterioration at the acquisition date. Such loans are accounted for in accordance with ASC 310-30.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following table summarizes activity in the accretable yields for the acquired loan portfolio that falls under the purview of ASC 310-30:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$636	$771	$666	$871
Accretion	(29)	(38)	(59)	(87)
Other (a)	-	-	-	(51)
Balance at end of period	$607	$733	$607	$733

a)	Represents changes in cash flows expected to be collected due to loan sales or payoffs.

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

Credit quality of loans and the allowance for loan losses

Management segregates the loan portfolio into portfolio segments. The portfolio segments are segregated based on loan types and the underlying risk factors present in each loan type. Such risk factors are periodically reviewed by management and revised as deemed appropriate.

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Allowance for loan losses

The following tables set forth the activity in the Company’s allowance for loan losses for the three months ended June 30, 2017 and 2016, by portfolio segment:

	Residential Real Estate	Commercial Real Estate	Construction	Home Equity	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended June 30, 2017
Originated
Beginning balance	$1,494	$9,541	$2,122	$153	$4,742	$346	$18,398
Charge-offs	-	-	-	-	-	(16)	(16)
Recoveries	146	-	-	-	-	-	146
Provisions	(175)	146	146	15	732	17	881
Ending balance	$1,465	$9,687	$2,268	$168	$5,474	$347	$19,409

Acquired
Beginning balance	$-	$8	$-	$-	$79	$26	$113
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-
Provisions	-	-	-	-	11	3	14
Ending balance	$-	$8	$-	$-	$90	$29	$127

Total
Beginning balance	$1,494	$9,549	$2,122	$153	$4,821	$372	$18,511
Charge-offs	-	-	-	-	-	(16)	(16)
Recoveries	146	-	-	-	-	-	146
Provisions	(175)	146	146	15	743	20	895
Ending balance	$1,465	$9,695	$2,268	$168	$5,564	$376	$19,536

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Residential Real Estate	Commercial Real Estate	Construction	Home Equity	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended June 30, 2016
Originated
Beginning balance	$1,503	$8,434	$1,583	$178	$3,086	$3	$14,787
Charge-offs	-	-	-	-	-	(8)	(8)
Recoveries	-	-	-	-	-	1	1
Provisions	(19)	191	337	1	706	43	1,259
Ending balance	$1,484	$8,625	$1,920	$179	$3,792	$39	$16,039

Acquired
Beginning balance	$-	$13	$-	$-	$6	$4	$23
Charge-offs	-	-	-	-	-	(4)	(4)
Recoveries	-	-	-	-	-	-	-
Provisions	-	10	-	11	18	3	42
Ending balance	$-	$23	$-	$11	$24	$3	$61

Total
Beginning balance	$1,503	$8,447	$1,583	$178	$3,092	$7	$14,810
Charge-offs	-	-	-	-	-	(12)	(12)
Recoveries	-	-	-	-	-	1	1
Provisions	(19)	201	337	12	724	46	1,301
Ending balance	$1,484	$8,648	$1,920	$190	$3,816	$42	$16,100

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Residential Real Estate	Commercial Real Estate	Construction	Home Equity	Commercial Business	Consumer	Total
	(In thousands)
Six Months Ended June 30, 2017
Originated
Beginning balance	$1,498	$9,534	$2,105	$156	$4,240	$350	$17,883
Charge-offs	-	-	-	-	-	(16)	(16)
Recoveries	146	-	-	-	-	1	147
Provisions	(179)	153	163	12	1,234	12	1,395
Ending balance	$1,465	$9,687	$2,268	$168	$5,474	$347	$19,409

Acquired
Beginning balance	$-	$29	$-	$-	$43	$27	$99
Charge-offs	-	-	-	-	-	(15)	(15)
Recoveries	-	-	-	-	-	-	-
Provisions	-	(21)	-	-	47	17	43
Ending balance	$-	$8	$-	$-	$90	$29	$127

Total
Beginning balance	$1,498	$9,563	$2,105	$156	$4,283	$377	$17,982
Charge-offs	-	-	-	-	-	(31)	(31)
Recoveries	146	-	-	-	-	1	147
Provisions	(179)	132	163	12	1,281	29	1,438
Ending balance	$1,465	$9,695	$2,268	$168	$5,564	$376	$19,536

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Residential Real Estate	Commercial Real Estate	Construction	Home Equity	Commercial Business	Consumer	Total
	(In thousands)
Six Months Ended June 30, 2016
Originated
Beginning balance	$1,444	$7,693	$1,504	$174	$3,310	$3	$14,128
Charge-offs	-	-	-	-	-	(9)	(9)
Recoveries	-	-	-	-	-	6	6
Provisions	40	932	416	5	482	39	1,914
Ending balance	$1,484	$8,625	$1,920	$179	$3,792	$39	$16,039

Acquired
Beginning balance	$-	$12	$-	$-	$24	$5	$41
Charge-offs	-	-	(7)	-	-	(6)	(13)
Recoveries	-	-	-	-	-	-	-
Provisions	-	11	7	11	-	4	33
Ending balance	$-	$23	$-	$11	$24	$3	$61

Total
Beginning balance	$1,444	$7,705	$1,504	$174	$3,334	$8	$14,169
Charge-offs	-	-	(7)	-	-	(15)	(22)
Recoveries	-	-	-	-	-	6	6
Provisions	40	943	423	16	482	43	1,947
Ending balance	$1,484	$8,648	$1,920	$190	$3,816	$42	$16,100

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following tables are a summary, by portfolio segment and impairment methodology, of the allowance for loan losses and related portfolio balances at June 30, 2017 and December 31, 2016:

	Originated Loans		Acquired Loans		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In thousands)
June 30, 2017
Loans individually evaluated for impairment:
Residential real estate	$2,009	$-	$-	$-	$2,009	$-
Commercial real estate	1,007	3	1,173	7	2,180	10
Home equity	249	-	450	-	699	-
Commercial business	3,790	94	612	88	4,402	182
Consumer	341	341	29	29	370	370
Subtotal	7,396	438	2,264	124	9,660	562
Loans collectively evaluated for impairment:
Residential real estate	176,472	1,465	2,524	-	178,996	1,465
Commercial real estate	863,543	9,684	37,357	1	900,900	9,685
Construction	117,239	2,268	109	-	117,348	2,268
Home equity	8,459	168	5,429	-	13,888	168
Commercial business	249,417	5,380	15,492	2	264,909	5,382
Consumer	444	6	143	-	587	6
Subtotal	1,415,574	18,971	61,054	3	1,476,628	18,974

Total	$1,422,970	$19,409	$63,318	$127	$1,486,288	$19,536

	Originated Loans		Acquired Loans		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In thousands)
December 31, 2016
Loans individually evaluated for impairment:
Residential real estate	$969	$-	$-	$-	$969	$-
Commercial real estate	774	1	144	7	918	8
Home equity	259	-	453	-	712	-
Commercial business	920	5	962	37	1,882	42
Consumer	341	341	27	27	368	368
Subtotal	3,263	347	1,586	71	4,849	418
Loans collectively evaluated for impairment:
Residential real estate	177,580	1,498	2,761	-	180,341	1,498
Commercial real estate	801,382	9,533	43,022	22	844,404	9,555
Construction	107,329	2,105	112	-	107,441	2,105
Home equity	8,290	156	5,417	-	13,707	156
Commercial business	197,536	4,235	16,496	6	214,032	4,241
Consumer	331	9	834	-	1,165	9
Subtotal	1,292,448	17,536	68,642	28	1,361,090	17,564

Total	$1,295,711	$17,883	$70,228	$99	$1,365,939	$17,982

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

The following tables are a summary of the loan portfolio quality indicators by portfolio segment at June 30, 2017 and December 31, 2016:

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Commercial Credit Quality Indicators
	At June 30, 2017				At December 31, 2016
	Commercial Real Estate	Construction	Commercial Business	Total	Commercial Real Estate	Construction	Commercial Business	Total
	(In thousands)
Originated loans:
Pass	$849,166	$117,239	$248,423	$1,214,828	$797,249	$107,329	$196,436	$1,101,014
Special mention	14,377	-	2,025	16,402	4,605	-	115	4,720
Substandard	1,007	-	2,759	3,766	302	-	1,905	2,207
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total originated loans	864,550	117,239	253,207	1,234,996	802,156	107,329	198,456	1,107,941
Acquired loans:
Pass	37,246	109	15,426	52,781	41,582	112	16,836	58,530
Special mention	111	-	303	414	1,584	-	86	1,670
Substandard	1,173	-	375	1,548	-	-	536	536
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total acquired loans	38,530	109	16,104	54,743	43,166	112	17,458	60,736
Total loans:
Pass	886,412	117,348	263,849	1,267,609	838,831	107,441	213,272	1,159,544
Special mention	14,488	-	2,328	16,816	6,189	-	201	6,390
Substandard	2,180	-	3,134	5,314	302	-	2,441	2,743
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total loans	$903,080	$117,348	$269,311	$1,289,739	$845,322	$107,441	$215,914	$1,168,677

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Residential and Consumer Credit Quality Indicators
	At June 30, 2017				At December 31, 2016
	Residential Real Estate	Home Equity	Consumer	Total	Residential Real Estate	Home Equity	Consumer	Total
	(In thousands)
Originated loans:
Pass	$176,472	$8,459	$444	$185,375	$176,961	$8,291	$331	$185,583
Special mention	1,040	64	-	1,104	147	69	-	216
Substandard	969	185	-	1,154	1,441	189	-	1,630
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	341	341	-	-	341	341
Total originated loans	178,481	8,708	785	187,974	178,549	8,549	672	187,770
Acquired loans:
Pass	2,524	5,429	29	7,982	2,229	5,417	835	8,481
Special mention	-	-	-	-	49	-	-	49
Substandard	-	450	5	455	483	453	2	938
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	138	138	-	-	24	24
Total acquired loans	2,524	5,879	172	8,575	2,761	5,870	861	9,492
Total loans:
Pass	178,996	13,888	473	193,357	179,190	13,708	1,166	194,064
Special mention	1,040	64	-	1,104	196	69	-	265
Substandard	969	635	5	1,609	1,924	642	2	2,568
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	479	479	-	-	365	365
Total loans	$181,005	$14,587	$957	$196,549	$181,310	$14,419	$1,533	$197,262

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following tables set forth certain information with respect to our loan portfolio delinquencies by portfolio segment and amount as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017
	31-60 Days	61-90 Days	Greater Than 90	Total Past
	Past Due	Past Due	Days	Due	Current	Total Loans
	(In thousands)
Originated Loans
Real estate loans:
Residential real estate	$-	$-	$969	$969	$177,512	$178,481
Commercial real estate	190	147	-	337	864,213	864,550
Construction	-	-	-	-	117,239	117,239
Home equity	173	-	-	173	8,535	8,708
Commercial business	350	156	-	506	252,701	253,207
Consumer	-	-	-	-	785	785
Total originated loans	713	303	969	1,985	1,420,985	1,422,970
Acquired Loans
Real estate loans:
Residential real estate	-	-	-	-	2,524	2,524
Commercial real estate	-	159	478	637	37,893	38,530
Construction	-	-	-	-	109	109
Home equity	-	95	355	450	5,429	5,879
Commercial business	57	96	180	333	15,771	16,104
Consumer	-	-	4	4	168	172
Total acquired loans	57	350	1,017	1,424	61,894	63,318
Total loans	$770	$653	$1,986	$3,409	$1,482,879	$1,486,288

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	As of December 31, 2016
	31-60 Days	61-90 Days	Greater Than 90	Total Past
	Past Due	Past Due	Days	Due	Current	Total Loans
	(In thousands)
Originated Loans
Real estate loans:
Residential real estate	$-	$-	$969	$969	$177,580	$178,549
Commercial real estate	147	1,848	302	2,297	799,859	802,156
Construction	-	-	-	-	107,329	107,329
Home equity	-	173	-	173	8,376	8,549
Commercial business	-	-	378	378	198,078	198,456
Consumer	-	-	-	-	672	672
Total originated loans	147	2,021	1,649	3,817	1,291,894	1,295,711
Acquired Loans
Real estate loans:
Residential real estate	-	-	-	-	2,761	2,761
Commercial real estate	866	722	143	1,731	41,435	43,166
Construction	-	-	-	-	112	112
Home equity	-	-	453	453	5,417	5,870
Commercial business	99	249	-	348	17,110	17,458
Consumer	6	-	-	6	855	861
Total acquired loans	971	971	596	2,538	67,690	70,228
Total loans	$1,118	$2,992	$2,245	$6,355	$1,359,584	$1,365,939

There were no loans delinquent greater than 90 days and still accruing as of June 30, 2017 and December 31, 2016.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Loans on nonaccrual status

The following is a summary of nonaccrual loans by portfolio segment as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
	(In thousands)
Residential real estate	$969	$969
Commercial real estate	1,785	446
Home equity	635	643
Commercial business	1,568	538
Consumer	346	341
Total	$5,303	$2,937

At June 30, 2017 and December 31, 2016, there were no commitments to lend additional funds to any borrower on nonaccrual status.

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following table summarizes impaired loans by portfolio segment as of June 30, 2017 and December 31, 2016:

	Carrying Amount		Unpaid Principal Balance		Associated Allowance
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(In thousands)
Originated
Impaired loans without a valuation allowance:
Residential real estate	$2,009	$969	$2,009	$969	$-	$-
Commercial real estate	673	651	682	651	-	-
Home equity	249	259	264	269	-	-
Commercial business	2,400	551	2,400	584	-	-
Total impaired loans without a valuation allowance	5,331	2,430	5,355	2,473	-	-

Impaired loans with a valuation allowance:
Commercial real estate	334	123	334	123	3	1
Commercial business	1,390	369	1,390	369	94	5
Consumer	341	341	341	341	341	341
Total impaired loans with a valuation allowance	2,065	833	2,065	833	438	347
Total originated impaired loans	$7,396	$3,263	$7,420	$3,306	$438	$347

Acquired
Impaired loans without a valuation allowance:
Commercial real estate	$1,029	$-	$1,062	$-	$-	$-
Home equity	450	453	462	462	-	-
Commercial business	412	572	438	593	-	-
Total impaired loans without a valuation allowance	1,891	1,025	1,962	1,055	-	-

Impaired loans with a valuation allowance:
Commercial Real Estate	144	144	144	144	7	7
Commercial business	200	390	203	390	88	37
Consumer	29	27	29	27	29	27
Total impaired loans with a valuation allowance	373	561	376	561	124	71
Total acquired impaired loans	$2,264	$1,586	$2,338	$1,616	$124	$71

Total	$9,660	$4,849	$9,758	$4,922	$562	$418

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following table summarizes the average recorded investment balance of impaired loans and interest income recognized on impaired loans by portfolio segment for the three and six months ended June 30, 2017 and June 30, 2016:

	Average Recorded Investment		Interest Income Recognized
	For the Three Months Ended		For the Three Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(In thousands)
Originated
Impaired loans without a valuation allowance:
Residential real estate	$2,009	$969	$-	$-
Commercial real estate	679	3,220	5	-
Home equity	251	269	-	1
Commercial business	2,402	264	4	20
Total impaired loans without a valuation allowance	5,341	4,722	9	21

Impaired loans with a valuation allowance:
Commercial real estate	334	-	-	-
Commercial business	1,398	532	4	6
Consumer	341	-	-	-
Total impaired loans with a valuation allowance	2,073	532	4	6
Total originated impaired loans	$7,414	$5,254	$13	$27

Acquired
Impaired loans without a valuation allowance:
Commercial real estate	$1,041	$441	$-	$-
Home equity	450	295	-	1
Commercial business	422	718	3	9
Total impaired loans without a valuation allowance	1,913	1,454	3	10

Impaired loans with a valuation allowance:
Commercial real estate	144	144	-	-
Home equity	-	162	-	2
Commercial business	201	728	-	11
Consumer	30	3	-	-
Total impaired loans with a valuation allowance	375	1,037	-	13
Total acquired impaired loans	$2,288	$2,491	$3	$23

Total	$9,702	$7,745	$16	$50

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Average Recorded Investment		Interest Income Recognized
	For the Six Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(In thousands)
Originated
Impaired loans without a valuation allowance:
Residential real estate	$2,009	$969	$-	$-
Commercial real estate	695	3,220	9	26
Construction	-	-	-	-
Home equity	254	273	-	1
Commercial business	2,407	259	9	21
Total impaired loans without a valuation allowance	5,365	4,721	18	48

Impaired loans with a valuation allowance:
Commercial real estate	336	-	4	-
Home Equity	-	-	-	-
Commercial business	1,415	525	9	12
Consumer	341	-	-	-
Total impaired loans with a valuation allowance	2,092	525	13	12
Total originated impaired loans	$7,457	$5,246	$31	$60

Acquired
Impaired loans without a valuation allowance:
Commercial real estate	$1,062	$450	$10	$-
Home equity	454	296	-	1
Commercial business	443	728	6	17
Total impaired loans without a valuation allowance	1,959	1,474	16	18

Impaired loans with a valuation allowance:
Commercial real estate	144	$144	-	-
Home equity	-	162	-	2
Commercial business	204	743	-	18
Consumer	30	3	-	-
Total impaired loans with a valuation allowance	378	1,052	-	20
Total acquired impaired loans	$2,337	$2,526	$16	$38

Total	$9,794	$7,772	$47	$98

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

The recorded investment in TDRs was $2.7 million and $1.4 million at June 30, 2017 and December 31, 2016, respectively.

The following tables present loans whose terms were modified as TDRs during the periods presented:

			Outstanding Recorded Investment
	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2017	2016	2017	2016	2017	2016
Three Months Ended June 30,
Residential real estate	1	-	$1,040	$-	$1,040	$-
Commercial business	2	2	345	259	345	259
Total	3	2	$1,385	$259	$1,385	$259

			Outstanding Recorded Investment
	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2017	2016	2017	2016	2017	2016
Six Months Ended June 30,
Residential real estate	1	-	$1,040	$-	$1,040	$-
Commercial business	2	2	345	259	345	259
Total	3	2	$1,385	$259	$1,385	$259

All TDRs at June 30, 2017 and December 31, 2016 were performing in compliance with their modified terms, except for two non-accrual loans totaling $391 thousand at June 30, 2017 and one non-accrual loan totaling $66 thousand at December 31, 2016.

The following table provides information on how loans were modified as a TDR during the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Payment concession	$104	$-	$104	$-
Maturity concession	$241	$259	$241	$259
Rate and payment concession	1,040	-	1,040	-
Total	$1,385	$259	$1,385	$259

There were no loans modified in a troubled debt restructuring, for which there was a payment default during the three and six months ended June 30, 2017 and 2016, respectively.

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

Warrants

As a result of the acquisition of Quinnipiac on October 1, 2014 the Company issued 68,600 warrants to former Quinnipiac warrant holders in accordance with the merger agreement. Each warrant was automatically converted into a warrant to purchase 0.56 shares of the Company’s common stock for an exercise price of $17.86. A total of 22,400 warrants have been exercised as of June 30, 2017. The warrants expire on March 6, 2018.

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

5. Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives accounted for as cash flow hedges. The Company’s total comprehensive income or loss for the three and six months ended June 30, 2017 and 2016 is reported in the Consolidated Statements of Comprehensive Income.

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax for the three and six months ended June 30, 2017 and 2016:

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Net Unrealized Gain	Net Unrealized Gain
	(Loss) on Available	(Loss) on Interest
	for Sale Securities	Rate Swap	Total
	(In thousands)
Balance at March 31, 2017	$406	$623	$1,029
Other comprehensive income before reclassifications, net of tax	190	(197)	(7)
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net other comprehensive (loss) income	190	(197)	(7)
Balance at June 30, 2017	$596	$426	$1,022

	Net Unrealized Gain	Net Unrealized Gain
	(Loss) on Available	(Loss) on Interest
	for Sale Securities	Rate Swap	Total
	(In thousands)
Balance at March 31, 2016	$1,071	$(1,093)	$(22)
Other comprehensive income (loss) before reclassifications, net of tax	248	(418)	(170)
Amounts reclassified from accumulated other comprehensive income	(92)	-	(92)
Net other comprehensive income (loss)	156	(418)	(262)
Balance at June 30, 2016	$1,227	$(1,511)	$(284)

	Net Unrealized Gain	Net Unrealized Gain
	(Loss) on Available	(Loss) on Interest
	for Sale Securities	Rate Swap	Total
	(In thousands)
Balance at December 31, 2016	$409	$481	$890
Other comprehensive income before reclassifications, net of tax	352	(55)	297
Amounts reclassified from accumulated other comprehensive income	(165)	-	(165)
Net other comprehensive (loss) income	187	(55)	132
Balance at June 30, 2017	$596	$426	$1,022

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Net Unrealized Gain	Net Unrealized Gain
	(Loss) on Available	(Loss) on Interest
	for Sale Securities	Rate Swap	Total
	(In thousands)
Balance at December 31, 2015	$405	$(178)	$227
Other comprehensive income (loss) before reclassifications, net of tax	914	(1,333)	(419)
Amounts reclassified from accumulated other comprehensive income	(92)	-	(92)
Net other comprehensive income (loss)	822	(1,333)	(511)
Balance at June 30, 2016	$1,227	$(1,511)	$(284)

6. Earnings per Share

Unvested restricted stock awards that contain non-forfeitable rights to dividends, are participating securities, and are included in the computation of EPS pursuant to the two-class method. The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s unvested restricted stock awards qualify as participating securities.

Net income is allocated between the common stock and participating securities pursuant to the two-class method. Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period, excluding participating unvested restricted stock awards.

Diluted EPS is computed in a similar manner, except that the denominator includes the number of additional common shares that would have been outstanding if potentially dilutive common shares were issued using the treasury stock method.

The following is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)		(In thousands, except per share data)
Net income	$3,769	$2,896	$7,471	$5,887
Dividends to participating securities(1)	(7)	(6)	(14)	(11)
Undistributed earnings allocated to participating securities(1)	(44)	(49)	(86)	(99)
Net income for earnings per share calculation	$3,718	$2,841	$7,371	$5,777

Weighted average shares outstanding, basic	7,551	7,388	7,538	7,384
Effect of dilutive equity-based awards(2)	95	80	100	62
Weighted average shares outstanding, diluted	7,646	7,468	7,638	7,446
Net earnings per common share:
Basic earnings per common share	$0.49	$0.38	$0.98	$0.78
Diluted earnings per common share	0.49	0.38	0.97	0.78

(1) Represents dividends paid and undistributed earnings allocated to unvested stock-based awards that contain non-forfeitable rights to dividends.

(2) Represents the effect of the assumed exercise of stock options and warrants and the vesting of restricted shares, as applicable, utilizing the treasury stock method.

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The Basel III Capital Rules limit a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of regulatory risk based capital ratios in addition to the amount necessary to meet its minimum risk-based capital requirements. The required minimum conservation buffer began to be phased in incrementally, starting at 0.625% on January 1, 2016, increased to 1.25% on January 1, 2017, and will continue to increase to 1.875% on January 1, 2018 and 2.5% on January 1, 2019.

Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.

Management believes, as of June 30, 2017, the Bank and Company meet all capital adequacy requirements to which they are subject and satisfies the criteria for a “well capitalized” institution. There are no conditions or events since then that management believes have changed this conclusion.

The capital amounts and ratios for the Bank and the Company at June 30, 2017 and December 31, 2016 were as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Capital		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
June 30, 2017
Common Equity Tier 1 Capital to Risk-Weighted Assets	$166,639	10.91%	$68,749	4.50%	$99,304	6.50%
Total Capital to Risk-Weighted Assets	185,723	12.16%	122,220	8.00%	152,775	10.00%
Tier I Capital to Risk-Weighted Assets	166,639	10.91%	91,665	6.00%	122,220	8.00%
Tier I Capital to Average Assets	166,639	9.75%	68,372	4.00%	85,465	5.00%

Bankwell Financial Group, Inc.
June 30, 2017
Common Equity Tier 1 Capital to Risk-Weighted Assets	$148,983	9.73%	$68,905	4.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	193,144	12.61%	122,498	8.00%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	148,983	9.73%	91,874	6.00%	N/A	N/A
Tier I Capital to Average Assets	148,983	8.49%	70,230	4.00%	N/A	N/A

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Capital		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
December 31, 2016
Common Equity Tier 1 Capital to Risk-Weighted Assets	$157,604	11.59%	$61,168	4.50%	$88,353	6.50%
Total Capital to Risk-Weighted Assets	174,610	12.85%	108,742	8.00%	135,928	10.00%
Tier I Capital to Risk-Weighted Assets	157,604	11.59%	81,557	6.00%	108,742	8.00%
Tier I Capital to Average Assets	157,604	10.10%	62,428	4.00%	78,035	5.00%

Bankwell Financial Group, Inc.
December 31, 2016
Common Equity Tier 1 Capital to Risk-Weighted Assets	$141,338	10.39%	$61,231	4.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	184,371	13.55%	108,855	8.00%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	141,338	10.39%	81,641	6.00%	N/A	N/A
Tier I Capital to Average Assets	141,338	9.06%	62,415	4.00%	N/A	N/A

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

8. Stock-Based Compensation

Equity award plans

The Company has five equity award plans, which are collectively referred to as the “Plan”. The current plan under which any future issuances of equity awards will be made is the 2012 BNC Financial Group, Inc. Stock Plan, or the “2012 Plan,” amended on June 26, 2013. All equity awards made under the 2012 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of share options or restricted stock. At June 30, 2017, there were 473,809 shares reserved for future issuance under the 2012 Plan.

Stock Options: The Company accounts for stock options based on the fair value at the date of grant and records option related expense over the vesting period of such awards on a straight line basis. All stock options have been fully expensed as of December 31, 2016.

There were no options granted during the six months ended June 30, 2017.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

A summary of the status of outstanding share options as of and for the six months ended June 30, 2017 is presented below:

	Six Months Ended June 30, 2017
		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Options outstanding at beginning of period	120,988	$18.58
Exercised	(28,511)	18.08
Forfeited	(200)	15.00
Options outstanding at end of period	92,277	18.74

Options exercisable at end of period	92,277	18.74

Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. The total intrinsic value of share options exercised during the six months ended June 30, 2017 was $398 thousand.

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.

The following table presents the activity for restricted stock for the six months ended June 30, 2017:

	Six Months Ended June 30, 2017
		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Unvested at beginning of period	96,594	$19.80
Granted	28,250	32.94
Vested	(6,850)	19.72
Forfeited	(14,774)	20.00
Unvested at end of period	103,220	23.38

The Company's restricted stock expense for the six months ended June 30, 2017 and 2016 was $434 thousand and $500 thousand, respectively.

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

In January 2016 the Company modified the market conditions restricted stock grant. The total shares originally granted for the $29.00 price target have been modified to a time based restricted stock grant. The shares will vest over a four year period with the first installment having vested on December 1, 2016 and the remaining shares to vest on each annual anniversary thereafter. In addition, the shares originally granted for the $25.00 and $27.00 price targets have been modified. These shares vest over a period from the date of the modification to December 1, 2019 based on meeting the price targets. The price targets will be met when the 30 day average stock price meets or exceeds the price targets. The Company determined the fair market value of the modified awards for the $25.00 and $27.00 price targets in accordance with ASC 718 Stock Compensation using the Monte Carlo simulation model deemed appropriate for this type of modification. The Company expensed an incremental cost associated with this modification of $2.19 for the awards that vest at the $25 stock price, $2.03 for the awards that vest at the $27 stock price and $13.66 for the awards that were modified to a time based grant. The shares granted for the $25.00 and $27.00 price targets fully vested in the fourth quarter of 2016 based on meeting the vesting terms of the grant. The Company recognized $0 and $105 thousand in stock compensation expense for the six months ended June 30, 2017 and 2016, respectively, for these restricted stock awards.

As of June 30, 2017 the Company had no outstanding market conditions restricted stock.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

9. Derivative Instruments

Information about derivative instruments at June 30, 2017 and December 31, 2016 is as follows:

June 30, 2017:

(Dollars in thousands)	Notional Amount	Original Maturity	Received	Paid	Fair Value Asset (Liability)

Cash flow hedge:
Interest rate swap on FHLB advance	$25,000	4.7 years	3-month USD LIBOR	1.62%	$(39)
Interest rate swap on FHLB advance	25,000	5.0 years	3-month USD LIBOR	1.83%	(106)
Interest rate swap on FHLB advance	25,000	5.0 years	3-month USD LIBOR	1.48%	202
Interest rate swap on FHLB advance	25,000	5.0 years	3-month USD LIBOR	1.22%	596
	$100,000				$653

December 31, 2016:

(Dollars in thousands)	Notional Amount	Original Maturity	Received	Paid	Fair Value Asset (Liability)

Cash flow hedge:
Interest rate swap on FHLB advance	$25,000	4.7 years	3-month USD LIBOR	1.62%	$(91)
Interest rate swap on FHLB advance	25,000	5.0 years	3-month USD LIBOR	1.83%	(138)
Interest rate swap on FHLB advance	25,000	5.0 years	3-month USD LIBOR	1.48%	249
Interest rate swap on FHLB advance	25,000	5.0 years	3-month USD LIBOR	1.22%	717
	$100,000				$737

The effective portion of unrealized changes in the fair value of derivatives accounted for as cash flow hedges is reported in other comprehensive income and subsequently reclassified to earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The Bank assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. The ineffective portion of changes in the fair value of the derivatives is recognized directly in earnings. The interest rate swap assets are presented in other assets and the interest rate swap liabilities are presented in accrued expenses and other liabilities in the consolidated balance sheets.

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

Changes in the consolidated statements of comprehensive income related to interest rate derivatives designated as hedges of cash flows were as follows for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016

Interest rate swap on FHLB advance:
Unrealized losses recognized in accumulated other comprehensive income	$(302)	$(643)	$(84)	$(2,051)
Income tax benefit on items recognized in accumulated other comprehensive income	105	225	29	718
Other comprehensive loss	$(197)	$(418)	$(55)	$(1,333)
Interest expense recognized on hedged FHLB advance	$384	$308	$768	$615

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at either June 30, 2017 or December 31, 2016. The estimated fair value amounts have been measured as of the respective period-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The carrying values, fair values and placement in the fair value hierarchy of the Company's financial instruments at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$84,802	$84,802	$84,802	$-	$-
Federal funds sold	1,185	1,185	1,185	-	-
Available for sale securities	90,951	90,951	-	90,951	-
Held to maturity securities	23,615	23,614	-	23,614	-
Loans receivable, net	1,463,240	1,456,843	-	-	1,456,843
Accrued interest receivable	5,239	5,239	-	5,239	-
FHLB stock	8,033	8,033	-	-	8,033
Servicing asset	512	512	-	-	512
Derivative asset	798	798	-	798	-

Financial Liabilities:
Demand deposits	$176,495	$176,495	$-	$-	$176,495
NOW and money market	469,045	469,045	-	-	469,045
Savings	113,449	113,449	-	-	113,449
Time deposits	655,296	655,880	-	-	655,880
Accrued interest payable	844	844	-	844	-
Advances from the FHLB	150,000	150,118	-	-	150,118
Subordinated debentures	25,077	25,758	-	-	25,758
Servicing liability	364	364	-	-	364
Derivative liability	145	145	-	145	-

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

	December 31, 2016
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$96,026	$96,026	$96,026	$-	$-
Federal funds sold	329	329	329	-	-
Available for sale securities	87,751	87,751	-	87,751	-
Held to maturity securities	16,859	16,851	-	16,851	-
Loans held for sale	254	254	-	254	-
Loans receivable, net	1,343,895	1,339,055	-	-	1,339,055
Accrued interest receivable	4,958	4,958	-	4,958	-
FHLB stock	7,943	7,943	-	-	7,943
Derivative asset	966	966	-	966	-

Financial Liabilities:
Demand deposits	$187,593	$187,593	$-	$-	$187,593
NOW and money market	402,982	402,982	-	-	402,982
Savings	96,601	96,601	-	-	96,601
Time deposits	601,861	603,456	-	-	603,456
Accrued interest payable	837	837	-	837	-
Advances from the FHLB	160,000	160,118	-	-	160,118
Subordinated debentures	25,051	25,645	-	-	25,645
Derivative liability	229	229	-	229	-

The following methods and assumptions were used by management in estimating the fair value of its financial instruments:

Cash and due from banks, federal funds sold, accrued interest receivable and accrued interest payable: The carrying amount is a reasonable estimate of fair value.

Available for sale and held to maturity securities: Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Derivative asset (liability): The valuation of the Company’s interest rate swaps is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves.

Servicing Asset (liability): Servicing assets and liabilities do not trade in an active, open market with readily observable prices. The Company estimates the fair value of servicing assets and liabilities using discounted cash flow models incorporating numerous assumptions from the perspective of a market participant including market discount rates.

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

Financial instruments measured at fair value on a recurring basis

The following tables detail the financial instruments carried at fair value on a recurring basis at June 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the six months ended June 30, 2017 and the year ended December 31, 2016.

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
June 30, 2017:
Available for sale investment securities:
U.S. Government and agency obligations	$-	$66,081	$-
State agency and municipal obligations	-	14,613	-
Corporate bonds	-	10,257	-
Derivative asset, net	-	653	-

December 31, 2016:
Available for sale investment securities:
U.S. Government and agency obligations	$-	$62,698	$-
State agency and municipal obligations	-	14,763	-
Corporate bonds	-	10,290	-
Derivative asset, net	-	737	-

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

Bankwell Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)

The following table details the financial instruments carried at fair value on a nonrecurring basis at June 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
June 30, 2017:
Impaired loans	$-	$-	$9,660
Foreclosed real estate	-	-	222

December 31, 2016:
Impaired loans	$-	$-	$4,849
Foreclosed real estate	-	-	272

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at June 30, 2017 and December 31, 2016:

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Input	Range
June 30, 2017:

Impaired loans	$9,660	Appraisals	Discount to appraised value	8.00 - 18.40%
		Discounted cash flows	Discount rate	4.25 - 6.25%

Foreclosed real estate	$222	Appraisals	Discount to appraised value	68%

December 31, 2016:

Impaired loans	$4,849	Appraisals	Discount to appraised value	8.00 - 28.00%
		Discounted cash flows	Discount rate	4.25 - 6.25%

Foreclosed real estate	$272	Appraisals	Discount to appraised value	20%

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

The Notes have been structured to qualify for the Company as Tier 2 capital under regulatory guidelines. We used the net proceeds for general corporate purposes, which included maintaining liquidity at the holding company, providing equity capital to the Bank to fund balance sheet growth and our working capital needs.

13. Income Taxes

The Company is subject to federal and state income tax at the statutory rates and makes several adjustments to arrive at the effective tax rate. The Company adjusts for non-deductible meals and entertainment, interest earned on municipal bonds, income earned on our investment in bank owned life insurance, windfall tax benefits resulting from restricted stock vesting and reductions in Connecticut state income tax as a result from the establishment of a passive investment company.

Income tax expense for the three months ended June 30, 2017 and 2016 totaled $2.4 million and $1.3 million, respectively. The effective tax rates for the three months ended June 30, 2017 and 2016 were 38.8%, and 31.3%, respectively. Income tax expense for the six months ended June 30, 2017 and 2016 totaled $4.1 million and $2.7 million, respectively. The effective tax rates for the six months ended June 30, 2017 and 2016 were 35.6%, and 31.2%, respectively. The increase in the effective tax rate is driven by a temporary increase as a result of adjustments related to additional income tax expense resulting from treatment of acquisition related items on prior years’ tax returns and increased out of state lending.

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

General

Bankwell Financial Group, Inc. is a bank holding company headquartered in New Canaan, Connecticut. Through our wholly owned subsidiary, Bankwell Bank, or the Bank, we serve small and medium-sized businesses and retail customers in the New York metropolitan area, with the majority of our loans in Fairfield and New Haven Counties, Connecticut. We have a history of building long-term customer relationships and attracting new customers through what we believe is our strong customer service and our ability to deliver a diverse product offering.

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

We believe that accounting estimates related to the initial measurement of goodwill and intangible assets and subsequent impairment analyses, the allowance for loan losses, stock-based compensation, derivative instrument valuation, investment securities valuation, evaluation of investment securities for other than temporary impairment and deferred income taxes valuation are particularly critical and susceptible to significant near-term change. These accounting estimates are discussed further in the Company’s Form 10-K filed for the year ended December 31, 2016.

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

On October 1, 2014 Quinnipiac Bank and Trust (“Quinnipiac”) merged with and into Bankwell Bank. Quinnipiac had one branch located in Hamden, Connecticut and a second branch located in the neighboring town of North Haven, Connecticut.

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

On January 25, 2017 the Company’s Board of Directors declared a $0.07 per share cash dividend, payable February 27, 2017 to shareholders of record on February 17, 2017. On April 26, 2017 the Company’s Board of Directors declared a $0.07 per share cash dividend, payable May 26, 2017 to shareholders of record on May 16, 2017.

Earnings Overview

Net income available to common shareholders was $3.8 million, or $0.49 per diluted share, and $2.9 million, or $0.38 per diluted share, for the three months ended June 30, 2017 and 2016, respectively. Returns on average equity and average assets for the three months ended June 30, 2017 were 9.89% and 0.88%, respectively, compared to 8.54% and 0.82%, respectively, for the three months ended June 30, 2016.

Net income available to common shareholders was $7.5 million, or $0.97 per diluted share, and $5.9 million, or $0.78 per diluted share, for the six months ended June 30, 2017 and 2016, respectively. Returns on average equity and average assets for the six months ended June 30, 2017 were 10.00% and 0.90%, respectively, compared to 8.77% and 0.85%, respectively, for the six months ended June 30, 2016.

For the three months ended June 30, 2017, we had net interest income of $13.6 million, an increase of $1.8 million, or 14.8%, over the three months ended June 30, 2016. Our net interest margin (fully taxable equivalent basis) for the three months ended June 30, 2017 and 2016 was 3.32% and 3.50%, respectively. We experienced an increase in our non-interest income, which totaled $998 thousand for the three months ended June 30, 2017 representing 6.8% of our total revenue, up from $853 thousand, or 6.7% of total revenue, for the three months ended June 30, 2016.

For the six months ended June 30, 2017, we had net interest income of $26.6 million, an increase of $3.3 million, or 14.2%, over the six months ended June 30, 2016. Our net interest margin (fully taxable equivalent basis) for the six months ended June 30, 2017 and 2016 was 3.34% and 3.52%, respectively. We experienced an increase in our non-interest income, which totaled $2.3 million for the six months ended June 30, 2017 representing 7.8% of our total revenue, up from $1.5 million, or 6.1% of total revenue, for the six months ended June 30, 2016.

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

FTE net interest income for the three months ended June 30, 2017 and 2016 was $13.8 million and $12.0 million, respectively. FTE net interest income for the six months ended June 30, 2017 and 2016 was $26.9 million and $23.5 million, respectively. Net interest income was favorably impacted by higher average balances, offset by lower margins. Our net interest margin decreased 18 basis points to 3.32% for the three months ended June 30, 2017, compared to the three months ended June 30, 2016 and decreased 18 basis points to 3.34% for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The decrease in the net interest margin was primarily due to higher rates on interest bearing deposits driven by rate increases to remain competitive in the market place.

FTE basis interest income for the three months ended June 30, 2017 increased by $3.0 million, or 20.1%, to $17.8 million, compared to FTE basis interest income for the three months ended June 30, 2016 due primarily to loan growth in our commercial real estate and commercial business portfolios. Average interest-earning assets were $1.7 billion for the three months ended June 30, 2017, up by $285.9 million or 20.8% compared to the three months ended June 30, 2016. The average yield on interest earning assets declined slightly from 4.28% for the three months ended June 30, 2016 to 4.25% for the three months ended June 30, 2017 due mainly to lower yields on commercial real estate and commercial business loans.

FTE basis interest income for the six months ended June 30, 2017 increased by $5.4 million, or 18.8%, to $34.4 million, compared to FTE basis interest income for the six months ended June 30, 2016 due primarily to loan growth in our commercial real estate and commercial business portfolios. Average interest-earning assets were $1.6 billion for the six months ended June 30, 2017, up by $273.0 million or 20.4% compared to the six months ended June 30, 2016. The average yield on interest earning assets declined slightly from 4.28% for the six months ended June 30, 2016 to 4.25% for the six months ended June 30, 2017 due mainly to lower yields on commercial real estate and commercial business loans.

Interest expense for the three months ended June 30, 2017, increased by $1.2 million, or 42.9%, compared to interest expense for the three months ended June 30, 2016 due to a $271.5 million increase in the average balances of interest-bearing liabilities due to higher average balances in money market accounts, time accounts, savings accounts and borrowed money, and increased rates on deposits, primarily due to increased rates on certificates of deposits and money market accounts to remain competitive in the market place.

Interest expense for the six months ended June 30, 2017, increased by $2.1 million, or 38.6%, compared to interest expense for the six months ended June 30, 2016 due to a $257.2 million increase in the average balances of interest-bearing liabilities due to higher average balances in money market accounts, time accounts and borrowed money, and increased rates on deposits, primarily due to increased rates on certificates of deposits and money market accounts to remain competitive in the market place.

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

The following tables present the average balances and yields earned on interest-earning assets and average balances and weighted average rates paid on our funding liabilities for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,
	2017			2016
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Cash and Fed funds sold	$86,543	$148	0.69%	$30,728	$28	0.37%
Securities (1)	105,850	947	3.58	105,886	795	3.00
Loans:
Commercial real estate	899,344	10,230	4.50	761,796	8,772	4.56
Residential real estate	181,810	1,648	3.63	180,649	1,612	3.57
Construction (2)	109,681	1,299	4.69	96,122	1,099	4.52
Commercial business	251,981	3,304	5.19	173,235	2,309	5.27
Home equity	14,582	168	4.62	15,313	155	4.08
Consumer	1,320	11	3.21	1,918	24	5.10
Total loans	1,458,718	16,660	4.52	1,229,033	13,971	4.50
Federal Home Loan Bank stock	8,033	81	4.02	7,556	58	3.09
Total earning assets	1,659,144	17,836	4.25%	1,373,203	14,852	4.28%
Other assets	61,588			53,637
Total assets	$1,720,732			$1,426,840

Liabilities and shareholders' equity:
Interest -bearing liabilities:
NOW	$61,002	20	0.13%	$57,123	32	0.23%
Money market	383,919	771	0.81	321,354	449	0.56
Savings	113,736	217	0.76	69,069	66	0.38
Time	644,222	2,087	1.30	511,086	1,415	1.11
Total interest-bearing deposits	1,202,879	3,095	1.03	958,632	1,962	0.82
Borrowed money	184,958	952	2.04	157,732	870	2.18
Total interest bearing liabilities	1,387,837	4,047	1.17%	1,116,364	2,832	1.02%
Noninterest-bearing deposits	167,111			167,190
Other liabilities	12,886			6,897
Total Liabilities	1,567,834			1,290,451
Shareholders' equity	152,898			136,389

Total liabilities and shareholders' equity	$1,720,732			$1,426,840
Net interest income (3)		$13,789			$12,020
Interest rate spread			3.08%			3.26%
Net interest margin (4)			3.32%			3.50%

(1)	Average balances and yields for securities are based on amortized cost.
(2)	Includes commercial and residential real estate construction.
(3)	The adjustment for securities and loans taxable equivalency amounted to $147 thousand and $141 thousand, respectively, for the three months ended June 30, 2017 and 2016.
(4)	Annualized net interest income as a percentage of earning assets.

	Six Months Ended June 30,
	2017			2016
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Cash and Fed funds sold	$77,440	$262	0.68%	$31,704	$64	0.41%
Securities (1)	103,852	1,808	3.48	103,939	1,559	3.00
Loans:
Commercial real estate	877,078	19,914	4.52	737,924	17,122	4.59
Residential real estate	180,747	3,238	3.58	178,998	3,208	3.58
Construction (2)	107,515	2,548	4.71	91,305	2,067	4.48
Commercial business	240,477	6,131	5.07	169,639	4,499	5.25
Home equity	14,114	318	4.54	15,458	312	4.05
Consumer	1,484	25	3.40	1,738	21	2.44
Total loans	1,421,415	32,174	4.50	1,195,062	27,229	4.51
Federal Home Loan Bank stock	8,027	159	3.97	7,058	116	3.28
Total earning assets	1,610,734	34,403	4.25%	1,337,763	28,968	4.28%
Other assets	60,633			54,403
Total assets	$1,671,367			$1,392,166

Liabilities and shareholders' equity:
Interest -bearing liabilities:
NOW	$57,816	46	0.16%	$56,855	70	0.25%
Money market	364,048	1,337	0.74	313,727	847	0.54
Savings	112,372	402	0.72	75,565	151	0.40
Time	619,950	3,892	1.27	482,715	2,634	1.10
Total interest-bearing deposits	1,154,186	5,677	0.99	928,862	3,702	0.80
Borrowed money	183,514	1,858	2.01	151,604	1,736	2.26
Total interest bearing liabilities	1,337,700	7,535	1.14%	1,080,466	5,438	1.01%
Noninterest-bearing deposits	170,886			169,853
Other liabilities	12,152			6,914
Total Liabilities	1,520,738			1,257,233
Shareholders' equity	150,629			134,933
Total liabilities and shareholders' equity	$1,671,367			$1,392,166
Net interest income (3)		$26,868			$23,530
Interest rate spread			3.11%			3.27%
Net interest margin (4)			3.34%			3.52%

(1)	Average balances and yields for securities are based on amortized cost.
(2)	Includes commercial and residential real estate construction.
(3)	The adjustment for securities and loans taxable equivalency amounted to $279 thousand and $253 thousand, respectively, for the six months ended June 30, 2017 and 2016.
(4)	Annualized net interest income as a percentage of earning assets.

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

	Three Months Ended			Six Months Ended
	June 30, 2017 vs 2016			June 30, 2017 vs 2016
	Increase (Decrease)			Increase (Decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Cash and Fed funds sold	$81	$39	$120	$136	$62	$198
Securities	-	152	152	(1)	250	249
Loans:
Commercial real estate	1,566	(108)	1,458	3,181	(389)	2,792
Residential real estate	10	26	36	30	-	30
Construction	159	41	200	382	99	481
Commercial business	1,033	(38)	995	1,822	(190)	1,632
Home equity	(7)	20	13	(28)	34	6
Consumer	(6)	(7)	(13)	(3)	7	4
Total loans	2,755	(66)	2,689	5,384	(439)	4,945
Federal Home Loan Bank stock	4	19	23	17	26	43
Total change in interest and dividend income	2,840	144	2,984	5,536	(101)	5,435
Interest expense:
Deposits:
NOW	2	(14)	(12)	1	(25)	(24)
Money market	99	223	322	151	339	490
Savings	59	92	151	96	155	251
Time	406	267	673	823	435	1,258
Total deposits	566	568	1,134	1,071	904	1,975
Borrowed money	143	(61)	82	339	(217)	122
Total change in interest expense	709	507	1,216	1,410	687	2,097
Change in net interest income	$2,131	$(363)	$1,768	$4,126	$(788)	$3,338

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

The provision for loan losses for the three months ended June 30, 2017 was $895 thousand compared to $1.3 million provision for loan losses for the three months ended June 30, 2016. The provision for loan losses for the six months ended June 30, 2017 was $1.4 million compared to $1.9 million provision for loan losses for the six months ended June 30, 2016. For further information, see sections titled Asset Quality and Allowance for Loan Losses.

Noninterest Income

The following tables compare noninterest income for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2017	2016	$	%
Bank owned life insurance	$295	$174	$121	70%
Service charges and fees	261	235	26	11
Gains and fees from sales of loans	199	114	85	75
Gain on sale of foreclosed real estate, net	-	128	(128)	(100)
Net gain on sale of available for sale securities	-	92	(92)	(100)
Other	243	110	133	121
Total noninterest income	$998	$853	$145	17%

Noninterest income increased $145 thousand or 17% to $998 thousand for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase in noninterest income was primarily driven by income earned from our additional purchases of bank owned life insurance, an increase in the gains and fees from the sales of loans and rental income earned from the tenants occupying the additional space in the executive headquarters building recently acquired in the fourth quarter of 2016.

	Six Months Ended
	June 30,		Change
(Dollars in thousands)	2017	2016	$	%
Bank owned life insurance	$586	$348	$238	68%
Gains and fees from sales of loans	523	224	299	133
Service charges and fees	501	480	21	4
Gain on sale of foreclosed real estate, net	-	128	(128)	(100)
Net gain on sale of available for sale securities	165	92	73	79
Other	489	253	236	93
Total noninterest income	$2,264	$1,525	$739	48%

Noninterest income increased $739 thousand or 48% to $2.3 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase in noninterest income was primarily driven by income earned from our additional purchases of bank owned life insurance, an increase in the gains and fees from the sales of loans and rental income earned from the tenants occupying the additional space in the executive headquarters building recently acquired in the fourth quarter of 2016.

Noninterest Expense

The following tables compare noninterest expense for the three and six months ended June 30, 2017, and 2016:

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2017	2016	$	%
Salaries and employee benefits	$3,800	$3,747	$53	1%
Occupancy and equipment	1,439	1,392	47	3
Professional services	523	370	153	41
Data processing	401	377	24	6
Marketing	311	263	48	18
FDIC insurance	243	168	75	45
Director fees	243	210	33	16
Foreclosed real estate	60	30	30	100
Amortization of intangibles	31	40	(9)	(23)
Other	530	618	(88)	(14)
Total noninterest expense	$7,581	$7,215	$366	5%

Noninterest expense increased $366 thousand or 5% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase was primarily driven by an increase in professional services due to an increase in fees paid in relation to strategic initiatives.

	Six Months Ended
	June 30,		Change
(Dollars in thousands)	2017	2016	$	%
Salaries and employee benefits	$7,729	$7,484	$245	3%
Occupancy and equipment	3,131	2,800	331	12
Professional services	935	736	199	27
Data processing	846	784	62	8
FDIC insurance	626	337	289	86
Marketing	577	402	175	44
Director fees	476	439	37	8
Foreclosed real estate	67	102	(35)	(34)
Amortization of intangibles	62	80	(18)	(23)
Other	1,366	1,131	235	21
Total noninterest expense	$15,815	$14,295	$1,520	11%

Noninterest expense increased $1.5 million or 11% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase was primarily driven by an increase in occupancy and equipment expenses, salaries and employee benefits, and professional services. The increase in occupancy and equipment expenses was driven by increases in IT related expenses, one time charges relating to back office consolidation activity and maintenance costs for our recently acquired headquarters building. The increase in salaries and employee benefits was driven by an increase in full time equivalent employees. Average full time equivalent employees totaled 129 at June 30, 2017 compared to 122 at June 30, 2016. The increase in professional services was driven by an increase in fees paid in relation to strategic initiatives.

Income Tax Expense

Income tax expense for the three months ended June 30, 2017 and 2016 totaled $2.4 million and $1.3 million, respectively. The effective tax rates for the three months ended June 30, 2017 and 2016 were 38.8%, and 31.3%, respectively. Income tax expense for the six months ended June 30, 2017 and 2016 totaled $4.1 million and $2.7 million, respectively. The effective tax rates for the six months ended June 30, 2017 and 2016 were 35.6%, and 31.2%, respectively. The increase in the effective tax rate is driven by a temporary increase as a result of adjustments related to additional income tax expense resulting from treatment of acquisition related items on prior years’ tax returns and increased out of state lending.

Financial Condition

Summary

At June 30, 2017, total assets were $1.8 billion, a $126.9 million, or 7.8%, increase over December 31, 2016. Total loans and deposits were $1.5 billion and $1.4 billion, respectively at June 30, 2017. Our credit quality remained strong, with nonperforming assets to total assets of 0.31% and the allowance for loan losses to total loans was 1.31%. Total shareholders’ equity at June 30, 2017 and December 31, 2016 was $153.6 million and $145.9 million, respectively. Tangible book value was $19.89 per share at June 30, 2017 compared to $18.98 per share at December 31, 2016.

Loan Portfolio

We originate commercial and residential real estate loans, including construction loans, commercial business loans, home equity and other consumer loans. Lending activities are primarily conducted within our market of the New York metropolitan area, with the majority of our loans in Fairfield and New Haven Counties, Connecticut. Our loan portfolio is the largest category of our earning assets. Loans acquired in connection with the Wilton acquisition in November 2013 and the Quinnipiac acquisition in October 2014 are referred to as “acquired” loans as a result of the manner in which they are accounted for. All other loans are referred to as “originated” loans. Accordingly, selected disclosures that follow are presented separately for the originated loan portfolio and the acquired loan portfolio.

Total loans before deferred loan fees and the allowance for loan losses were $1.5 billion at June 30, 2017, up by $120.3 million, or 8.8%, from December 31, 2016. Commercial real estate loans have experienced the most significant growth, up by $57.8 million.

The following table compares the composition of our loan portfolio for the dates indicated:

	June 30, 2017			December 31, 2016			Change
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total	($)	(%)
Real estate loans:
Residential	$178,481	$2,524	$181,005	$178,549	$2,761	$181,310	$(305)	0%
Commercial	864,550	38,530	903,080	802,156	43,166	845,322	57,758	7%
Construction	117,239	109	117,348	107,329	112	107,441	9,907	9%
Home equity	8,708	5,879	14,587	8,549	5,870	14,419	168	1%
	1,168,978	47,042	1,216,020	1,096,583	51,909	1,148,492	67,528	6%
Commercial business	253,207	16,104	269,311	198,456	17,458	215,914	53,397	25%
Consumer	785	172	957	672	861	1,533	(576)	-38%
Total loans	$1,422,970	$63,318	$1,486,288	$1,295,711	$70,228	$1,365,939	$120,349	9%

Asset Quality

Asset quality metrics remained strong through the first half of 2017. Nonperforming assets totaled $5.5 million and represented 0.31% of total assets at June 30, 2017, compared to $3.2 million and 0.20% of total assets at December 31, 2016. Nonaccrual loans totaled $5.3 million at June 30, 2017, an increase of $2.4 million compared to December 31, 2016. The balance of foreclosed real estate totaled $222 thousand at June 30, 2017 and $272 thousand at December 31, 2016.

The following table presents nonperforming assets and additional asset quality data for the dates indicated:

	At June 30, 2017			At December 31, 2016
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total
Nonaccrual loans:
Real estate loans:
Residential	$969	$-	$969	$969	$-	$969
Commercial	613	1,172	1,785	302	144	446
Home equity	185	450	635	190	453	643
Consumer	341	5	346	341	-	341
Commercial business	1,227	341	1,568	378	160	538
Total non accrual loans	3,335	1,968	5,303	2,180	757	2,937
Property acquired through foreclosure or repossession, net	-	222	222	-	272	272
Total nonperforming assets	$3,335	$2,190	$5,525	$2,180	$1,029	$3,209

Nonperforming assets to total assets	0.19%	0.12%	0.31%	0.13%	0.06%	0.20%
Nonaccrual loans to total loans	0.23%	3.11%	0.36%	0.17%	1.08%	0.22%
Total past due loans to total loans	0.14%	2.25%	0.23%	0.29%	3.61%	0.47%

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

At June 30, 2017, our allowance for loan losses was $19.5 million and represented 1.31% of total loans, compared to $18.0 million, or 1.32% of total loans, at December 31, 2016. The net increase in the allowance primarily reflects a provision of $1.4 million for the six months ended June 30, 2017.

The following tables present the activity in our allowance for loan losses and related ratios for the dates indicated, and include both originated and acquired allowance activity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Balance at beginning of period	$18,511	$14,810	$17,982	$14,169
Charge-offs:
Construction	-	-	-	(7)
Consumer	(16)	(12)	(31)	(15)
Total charge-offs	(16)	(12)	(31)	(22)
Recoveries:
Residential real estate	146	-	146	-
Consumer	-	1	1	6
Total recoveries	146	1	147	6
Net recoveries (charge-offs)	130	(11)	116	(16)
Provision charged to earnings	895	1,301	1,438	1,947
Balance at end of period	$19,536	$16,100	$19,536	$16,100
Net (recoveries) charge-offs to average loans	(0.01)%	0.00%	(0.01)%	0.00%
Allowance for loan losses to total loans	1.31%	1.26%	1.31%	1.26%

The following tables present the allocation of the allowance for loan losses and the percentage of these loans to total loans for the dates indicated:

	At June 30,		At December 31,
	2017		2016
(Dollars in thousands)	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
Residential real estate	$1,465	12.18%	$1,646	13.27%
Commercial real estate	9,695	60.76	9,415	61.89
Construction	2,268	7.90	2,105	7.87
Home equity	168	0.98	156	1.05
Commercial business	5,564	18.12	4,283	15.81
Consumer	376	0.06	377	0.11
Total allowance for loan losses	$19,536	100.00%	$17,982	100.00%

The allocation of the allowance for loan losses at June 30, 2017 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the allowance for loan losses at June 30, 2017 is appropriate to cover probable losses.

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

Servicing Assets and Liabilities

In the second quarter of 2017 the Company established a servicing asset totaling $0.5 million and a servicing liability totaling $0.4 million resulting from various prior year loan sales and participations for which servicing was retained by the Bank. As a result of establishing the servicing asset and liability the Company recorded interest income in the pre-tax amount of $0.1 million related to the acceleration of deferred fee income and noninterest income in the pre-tax amount of $0.1 million.

Investment Securities

At June 30, 2017, the carrying value of our investment securities portfolio totaled $114.6 million and represented 6.5% of total assets, compared to $104.6 million and represented 6.4% of total assets at December 31, 2016. The increase of $10.0 million primarily reflects purchases. We purchase investment grade securities with a focus on earnings and duration exposure.

The net unrealized gain position on our investment portfolio at June 30, 2017 and December 31, 2016 was $919 thousand and $624 thousand, respectively and included gross unrealized losses of $122 thousand and $200 thousand, respectively. The gross unrealized losses were concentrated in U.S. Government and agency obligations and state agency and municipal obligations. The Company continually monitors its U.S. Government, state agency, municipal and corporate bond portfolios and at this time these portfolios have minimal default risk because state agency, municipal and corporate bonds are all rated above investment grade.

Sources of Funds

Total deposits were $1.4 billion at June 30, 2017, an increase of $125.2 million, from the balance at December 31, 2016 primarily reflecting increases in certificates of deposits and money market accounts. Certificates of deposit increased $53.4 million from $601.9 million at December 31, 2016 to $655.3 million at June 30, 2017. Money markets increased $52.0 million from $349.1 million at December 31, 2016 to $401.1 million at June 30, 2017. Brokered deposits totaled $60.4 million at June 30, 2017 and $58.2 million at December 31, 2016 and represent brokered certificates of deposit, brokered money market accounts, one way CDARS and reciprocal deposits for customers that desire FDIC protection. Brokered deposits are utilized as an additional source of funding.

We utilize advances from the Federal Home Loan Bank of Boston, or FHLB, as part of our overall funding strategy and to meet short-term liquidity needs. Total FHLB advances were $150.0 million and $160.0 million at June 30, 2017 and December 31, 2016, respectively. The decrease of $10.0 million or 6.3% reflects normal operating fluctuation in our borrowings.

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

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of June 30, 2017, the Company had cash and cash equivalents of $86.0 million and available-for-sale securities of $91.0 million. At June 30, 2017, outstanding commitments to originate loans totaled $111.3 million and undisbursed funds from approved lines of credit, home equity lines of credit and secured commercial lines of credit totaled $121.3 million. Time deposits scheduled to mature in one year or less at June 30, 2017 totaled $356.1 million. The Company’s deposit flow history has been that a significant portion of such deposits remain with the Company.

Capital Resources

Total shareholders’ equity was $153.6 million at June 30, 2017 compared to $145.9 million at December 31, 2016. The increase of $7.7 million primarily reflected net income of $7.5 million for the six months ended June 30, 2017. The ratio of total equity to total assets was 8.75% at June 30, 2017, which compares to 8.96% at December 31, 2016.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At June 30, 2017, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At June 30, 2017, the Bank’s ratio of total common equity tier 1 capital to risk-weighted assets was 10.91%, total capital to risk-weighted assets was 12.16%, Tier 1 capital to risk-weighted assets was 10.91% and Tier 1 capital to average assets was 9.75%.

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

On January 25, 2017 the Company’s Board of Directors declared a $0.07 per share cash dividend, payable February 27, 2017 to shareholders of record on February 17, 2017. On April 26, 2017 the Company’s Board of Directors declared a $0.07 per share cash dividend, payable May 26, 2017 to shareholders of record on May 16, 2017.

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

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning June 30, 2017 and December 31, 2016:

Parallel Ramp	Estimated Percent Change
	in Net Interest Income
	June 30,	December 31,
Rate Changes (basis points)	2017	2016
-100	(2.24)%	(1.60)%
+200	(2.53)	(2.23)

Parallel Shock	Estimated Percent Change
	in Net Interest Income
	June 30,	December 31,
Rate Changes (basis points)	2017	2016
-100	(4.42)%	(3.36)%
+100	(2.41)	(1.86)
+200	(5.35)	(4.13)
+300	(8.57)	(6.78)

The net interest income at risk simulation results indicate that as of June 30, 2017, we remain liability sensitive. The liability sensitivity is due to the fact that there are more liabilities than assets subject to repricing as market rates change.

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

The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:

	Estimated Percent Change
	in Economic Value of Equity
	June 30,	December 31,
Rate Changes (basis points)	2017	2016
-100	0.10%	0.00%
+100	(11.00)	(9.90)
+200	(24.40)	(21.70)
+300	(35.10)	(31.30)

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

Item 1A. Risk Factors

There have been no material changes in risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2016, filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

31.1	Certification of Christopher R. Gruseke pursuant to Rule 13a-14(a)

31.2	Certification of Penko Ivanov pursuant to Rule 13a-14(a)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Bankwell Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankwell Financial Group, Inc.

Date: August 9, 2017	/s/ Christopher R. Gruseke
Christopher R. Gruseke
President and Chief Executive Officer

Date: August 9, 2017	/s/ Penko Ivanov
Penko Ivanov
Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)

