Form 10-Q
period 2017-09-30
Bankwell Financial Group, Inc.
filed 2017-11-09
CIK 1505732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, there were 7,717,345 shares of the registrant’s common stock outstanding.

Bankwell Financial Group, Inc.

Form 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Bankwell Financial Group, Inc.

Consolidated Balance Sheets - (unaudited)

(Dollars in thousands, except share data)

	September 30,	December 31,
	2017	2016

ASSETS
Cash and due from banks	$85,329	$96,026
Federal funds sold	11,117	329
Cash and cash equivalents	96,446	96,355

Available for sale investment securities, at fair value	86,272	87,751
Held to maturity investment securities, at amortized cost	23,573	16,859
Loans held for sale	785	254
Loans receivable (net of allowance for loan losses of $19,564 at
September 30, 2017 and $17,982 at December 31, 2016)	1,500,574	1,343,895
Foreclosed real estate	222	272
Accrued interest receivable	5,344	4,958
Federal Home Loan Bank stock, at cost	9,351	7,943
Premises and equipment, net	17,509	17,835
Bank-owned life insurance	39,329	33,448
Goodwill	2,589	2,589
Other intangible assets	407	501
Deferred income taxes, net	8,834	9,085
Other assets	13,703	7,174
Total assets	$1,804,938	$1,628,919

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$162,790	$187,593
Interest bearing deposits	1,247,001	1,101,444
Total deposits	1,409,791	1,289,037

Advances from the Federal Home Loan Bank	195,000	160,000
Subordinated debentures	25,090	25,051
Accrued expenses and other liabilities	16,740	8,936
Total liabilities	1,646,621	1,483,024

Commitments and Contingencies

Shareholders' equity
Common stock, no par value; 10,000,000 shares authorized, 7,705,975 and 7,620,663 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	117,289	115,353
Retained earnings	39,777	29,652
Accumulated other comprehensive income	1,251	890
Total shareholders' equity	158,317	145,895

Total liabilities and shareholders' equity	$1,804,938	$1,628,919

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

Consolidated Statements of Income – (unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Interest and dividend income
Interest and fees on loans	$17,175	$14,914	$49,348	$42,167
Interest and dividends on securities	934	688	2,623	2,083
Interest on cash and cash equivalents	239	31	501	98
Total interest income	18,348	15,633	52,472	44,348

Interest expense
Interest expense on deposits	3,416	2,160	9,092	5,862
Interest on borrowings	1,071	946	2,930	2,682
Total interest expense	4,487	3,106	12,022	8,544

Net interest income	13,861	12,527	40,450	35,804

Provision for loan losses	398	1,219	1,836	3,166

Net interest income after provision for loan losses	13,463	11,308	38,614	32,638

Noninterest income
Bank owned life insurance	295	174	881	522
Service charges and fees	254	241	755	721
Gains and fees from sales of loans	36	163	559	387
Gain on sale of foreclosed real estate, net	-	-	-	128
Net gain on sale of available for sale securities	-	-	165	92
Other	239	172	728	425
Total noninterest income	824	750	3,088	2,275

Noninterest expense
Salaries and employee benefits	3,952	3,839	11,681	11,324
Occupancy and equipment	1,449	1,435	4,580	4,235
Professional services	680	521	1,615	1,257
Data processing	621	417	1,467	1,201
Marketing	295	242	872	644
FDIC insurance	265	177	891	514
Director fees	207	198	683	636
Amortization of intangibles	31	39	93	119
Foreclosed real estate	3	47	70	149
Other	626	566	1,992	1,697
Total noninterest expense	8,129	7,481	23,944	21,776

Income before income tax expense	6,158	4,577	17,758	13,137
Income tax expense	1,895	1,437	6,024	4,110
Net income	$4,263	$3,140	$11,734	$9,027

Earnings Per Common Share:
Basic	$0.55	$0.42	$1.53	$1.20
Diluted	0.55	0.41	1.51	1.19

Weighted Average Common Shares Outstanding:
Basic	7,587,471	7,397,067	7,554,739	7,388,364
Diluted	7,670,258	7,488,752	7,652,355	7,459,283
Dividends per common share	$0.07	$0.05	$0.21	$0.15

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

Consolidated Statements of Comprehensive Income – (unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$4,263	$3,140	$11,734	$9,027
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) on available for sale securities	25	(371)	478	986
Reclassification adjustment for gain realized in net income	-	-	(165)	(92)
Net change in unrealized gain (loss)	25	(371)	313	894
Income tax (expense) benefit	(9)	130	(110)	(313)
Unrealized gain (loss) on securities, net of tax	16	(241)	203	581
Unrealized gain (loss) on interest rate swaps:
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges	327	904	243	(1,147)
Income tax (expense) benefit	(114)	(316)	(85)	402
Unrealized gain (loss) on interest rate swaps, net of tax	213	588	158	(745)
Total other comprehensive income (loss), net of tax	229	347	361	(164)
Comprehensive income	$4,492	$3,487	$12,095	$8,863

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

Consolidated Statements of Shareholders' Equity – (unaudited)

(In thousands, except share data)

	Common Stock			Accumulated Other
	Shares Outstanding	Amount	Retained Earnings	Comprehensive Income (Loss)	Total
Balance at December 31, 2016	7,620,663	$115,353	$29,652	$890	$145,895
Net income	-	-	11,734	-	11,734
Other comprehensive income, net of tax	-	-	-	361	361
Cash dividends declared ($0.21 per share)	-	-	(1,609)	-	(1,609)
Stock-based compensation expense	-	671	-	-	671
Forfeitures of restricted stock	(15,549)	-	-	-	-
Issuance of restricted stock	30,250	-	-	-	-
Warrants exercised	30,800	550	-	-	550
Stock options exercised	39,811	715	-	-	715
Balance at September 30, 2017	7,705,975	$117,289	$39,777	$1,251	$158,317

	Common Stock			Accumulated Other
	Shares Outstanding	Amount	Retained Earnings	Comprehensive Income (Loss)	Total
Balance at December 31, 2015	7,516,291	$112,579	$18,963	$227	$131,769
Net income	-	-	9,027	-	9,027
Other comprehensive loss, net of tax	-	-	-	(164)	(164)
Cash dividends declared ($0.15 per share)	-	-	(1,131)	-	(1,131)
Stock-based compensation expense	-	788	-	-	788
Forfeitures of restricted stock	(683)	-	-	-	-
Issuance of restricted stock	29,300	-	-	-	-
Stock options exercised	17,600	283	-	-	283
Balance at September 30, 2016	7,562,508	$113,650	$26,859	$63	$140,572

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

Consolidated Statements of Cash Flows – (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$11,734	$9,027
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) amortization of premiums and discounts on investment securities	(22)	493
Provision for loan losses	1,836	3,166
Provision for (benefit from) deferred taxes	56	(1,448)
Net gain on sales of available for sale securities	(165)	(92)
Depreciation and amortization	1,034	1,305
Increase in cash surrender value of bank-owned life insurance	(881)	(522)
Loan principal sold	(16,161)	(6,214)
Proceeds from sales of loans	16,189	6,201
Net gain on sales of loans	(559)	(387)
Stock-based compensation	671	788
Net accretion of purchase accounting adjustments	(67)	(107)
Gain on sale and write-downs of foreclosed real estate	50	25
Amortization of debt issuance costs	39	39
Net change in:
Deferred loan fees	(655)	316
Accrued interest receivable	(386)	(428)
Other assets	(6,101)	(2,130)
Accrued expenses and other liabilities	7,804	1,374
Net cash provided by operating activities	14,416	11,406

Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	3,452	734
Proceeds from principal repayments on held to maturity securities	146	155
Net proceeds from sales and calls of available for sale securities	52,810	8,813
Purchases of available for sale securities	(54,290)	(51,228)
Purchases of held to maturity securities	(6,852)	(6,834)
Purchase of bank-owned life insurance	(5,000)	-
Net increase in loans	(157,901)	(178,861)
Purchases of premises and equipment	(708)	(456)
Purchase of Federal Home Loan Bank stock	(1,408)	(1,390)
Proceeds from sale of foreclosed real estate	-	951
Net cash used by investing activities	(169,751)	(228,116)

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Cash Flows- (Continued)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from financing activities
Net change in time certificates of deposit	$45,215	$157,904
Net change in other deposits	75,555	12,145
Net change in FHLB advances	35,000	55,000
Proceeds from exercise of warrants	550	-
Proceeds from exercise of options	715	283
Dividends paid on common stock	(1,609)	(1,131)
Net cash provided by financing activities	155,426	224,201
Net increase in cash and cash equivalents	91	7,491
Cash and cash equivalents:
Beginning of year	96,355	88,597
End of period	$96,446	$96,088
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$11,798	$8,429
Income taxes	6,215	6,379
Supplemental disclosures of non-cash investing activities:
Net change in unrealized gains on available-for-sale securities	313	893

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

The Bank is a Connecticut state chartered commercial bank, founded in 2002, whose deposits are insured under the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank provides a full range of banking services to commercial and consumer customers, primarily concentrated in the New York metropolitan area and throughout Connecticut, with the majority of our loans in Fairfield and New Haven Counties, Connecticut, with branch locations in New Canaan, Stamford, Fairfield, Wilton, Norwalk, Hamden and North Haven, Connecticut.

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

Significant concentrations of credit risk

Most of the Company's activities are with customers located within the New York metropolitan area and throughout Connecticut, with the majority of our loans in Fairfield and New Haven Counties, Connecticut, and declines in property values in these areas could significantly impact the Company. The Company has significant concentrations in commercial real estate loans. Management does not believe they present any special risk. The Company does not have any significant concentrations in any one industry or customer.

Reclassification

Certain prior period amounts have been reclassified to conform to the 2017 financial statement presentation. These reclassifications only changed the reporting categories and did not affect the consolidated results of operations or consolidated financial position.

Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events,” Bankwell has evaluated all events or transactions occurring after September 30, 2017, the balance sheet date, and noted that there have been no such events or transactions that would require recognition or disclosure in the consolidated financial statements as of and for the quarter ended September 30, 2017.

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

ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (Topic 815): The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

2. Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at September 30, 2017 were as follows:

	September 30, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Due from one through five years	$12,994	$72	$(20)	$13,046
Due after ten years	51,333	379	(24)	51,688
	64,327	451	(44)	64,734

State agency and municipal obligations
Due from one through five years	2,866	113	-	2,979
Due from five through ten years	7,380	300	-	7,680
Due after ten years	1,646	41	(30)	1,657
	11,892	454	(30)	12,316

Corporate bonds
Due in less than one year	2,004	12	-	2,016
Due from one through five years	7,104	102	-	7,206
	9,108	114	-	9,222
Total available for sale securities	$85,327	$1,019	$(74)	$86,272

Held to maturity securities:

State agency and municipal obligations
Due in less than one year	$2,135	$-	$-	$2,135
Due from one through five years	3,876	-	-	3,876
Due after ten years	16,440	-	-	16,440
	22,451	-	-	22,451

Corporate bonds
Due from one through five years	1,000	-	(13)	987

Government-sponsored mortgage backed securities
No contractual maturity	122	12	-	134
Total held to maturity securities	$23,573	$12	$(13)	$23,572

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

The gross realized gains on the sale of investment securities totaled $0 and $165 thousand for the three and nine months ended September 30, 2017, respectively. Total sales proceeds totaled $0 and $49.6 million for three and nine months ended September 30, 2017, respectively. There were no gross realized losses on the sale of investment securities for the three and nine months ended September 30, 2017. The gross realized gains on the sale of investment securities totaled $0 and $98 thousand for the three and nine months ended September 30, 2016, respectively. The gross realized losses on the sale of investment securities totaled $0 and $6 thousand for the three and nine months ended September 30, 2016, respectively. Total sales proceeds totaled $0 and $3.8 million for the three and nine months ended September 30, 2016, respectively.

At September 30, 2017 there were no securities pledged as collateral with the FHLB. At December 31, 2016, securities with approximate fair values of $60.0 million were pledged as collateral with the FHLB.

The following table provides information regarding investment securities with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(In thousands)
September 30, 2017
U.S. Government and agency obligations	$5,303	$(23)	0.42%	$2,078	$(21)	1.00%	$7,381	$(44)	0.59%
State agency and municipal obligations	604	(29)	4.55%	29	(1)	4.22%	633	(30)	4.53%
Corporate bonds	-	-	-	977	(13)	1.25%	977	(13)	1.25%
Total investment securities	$5,907	$(52)	0.86%	$3,084	$(35)	1.11%	$8,991	$(87)	0.95%

December 31, 2016
U.S. Government and agency obligations	$3,045	$(54)	1.74%	$-	$-	-	$3,045	$(54)	1.74%
State agency and municipal obligations	2,756	(123)	4.29%	-	-	-	2,756	(123)	4.29%
Corporate bonds	978	(23)	2.25%	-	-	-	978	(23)	2.25%
Total investment securities	$6,779	$(200)	2.86%	$-	$-	-	$6,779	$(200)	2.86%

There were ten and eleven investment securities as of September 30, 2017 and December 31, 2016, respectively, in which the fair value of the security was less than the amortized cost of the security.

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

The Company has the intent and ability to retain its investment securities in an unrealized loss position at September 30, 2017 until the decline in value has recovered.

3. Loans Receivable and Allowance for Loan Losses

Loans acquired in connection with the Wilton acquisition in November 2013 and the Quinnipiac acquisition in October 2014 are referred to as “acquired” loans as a result of the manner in which they are accounted for, which was at fair value at the date of acquisition. All other loans are referred to as “originated” loans. Accordingly, selected credit quality disclosures that follow are presented separately for the originated loan portfolio and the acquired loan portfolio.

The following table sets forth a summary of the loan portfolio at September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total

Real estate loans:
Residential	$176,599	$2,349	$178,948	$178,549	$2,761	$181,310
Commercial	905,061	37,837	942,898	802,156	43,166	845,322
Construction	114,464	107	114,571	107,329	112	107,441
Home equity	8,428	5,472	13,900	8,549	5,870	14,419
	1,204,552	45,765	1,250,317	1,096,583	51,909	1,148,492

Commercial business	256,519	15,986	272,505	198,456	17,458	215,914
Consumer	553	171	724	672	861	1,533
Total loans	1,461,624	61,922	1,523,546	1,295,711	70,228	1,365,939

Allowance for loan losses	(19,437)	(127)	(19,564)	(17,883)	(99)	(17,982)
Deferred loan origination fees, net	(3,416)	-	(3,416)	(4,071)	-	(4,071)
Unamortized loan premiums	8	-	8	9	-	9
Loans receivable, net	$1,438,779	$61,795	$1,500,574	$1,273,766	$70,129	$1,343,895

Lending activities are conducted principally in the New York metropolitan area and throughout Connecticut, with the majority of our loans in Fairfield and New Haven Counties, Connecticut, and consist of residential and commercial real estate loans, commercial business loans and a variety of consumer loans. Loans may also be granted for the construction of residential homes and commercial properties. All residential and commercial mortgage loans are typically collateralized by first or second mortgages on real estate.

Certain acquired loans were determined to have evidence of credit deterioration at the acquisition date. Such loans are accounted for in accordance with ASC 310-30.

The following table summarizes activity in the accretable yields for the acquired loan portfolio that falls under the purview of ASC 310-30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Balance at beginning of period	$607	$733	$666	$871
Accretion	(27)	(36)	(86)	(123)
Other (a)	-	-	-	(51)
Balance at end of period	$580	$697	$580	$697

a)	Represents changes in cash flows expected to be collected due to loan sales or payoffs.

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

Commercial Business: This portfolio segment includes commercial business loans secured by assignments of corporate assets and personal guarantees of the business owners. Commercial business loans generally have higher interest rates and shorter terms than other loans, but they also have increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business.

Consumer: This portfolio segment includes loans secured by savings or certificate accounts, or automobiles, as well as unsecured personal loans and overdraft lines of credit. This type of loan entails greater risk than residential mortgage loans, particularly in the case of loans that are unsecured or secured by assets that depreciate rapidly.

Allowance for loan losses

The following tables set forth the activity in the Company’s allowance for loan losses for the three and nine months ended September 30, 2017 and 2016, by portfolio segment:

	Residential Real Estate	Commercial Real Estate	Construction	Home Equity	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended September 30, 2017
Originated
Beginning balance	$1,465	$9,687	$2,268	$168	$5,474	$347	$19,409
Charge-offs	-	-	-	-	(366)	(10)	(376)
Recoveries	-	-	-	-	4	2	6
Provisions	(14)	15	(75)	(6)	469	9	398
Ending balance	$1,451	$9,702	$2,193	$162	$5,581	$348	$19,437

Acquired
Beginning balance	$-	$8	$-	$-	$90	$29	$127
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-
Provisions	-	-	-	-	25	(25)	-
Ending balance	$-	$8	$-	$-	$115	$4	$127

Total
Beginning balance	$1,465	$9,695	$2,268	$168	$5,564	$376	$19,536
Charge-offs	-	-	-	-	(366)	(10)	(376)
Recoveries	-	-	-	-	4	2	6
Provisions	(14)	15	(75)	(6)	494	(16)	398
Ending balance	$1,451	$9,710	$2,193	$162	$5,696	$352	$19,564

	Residential Real Estate	Commercial Real Estate	Construction	Home Equity	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended September 30, 2016
Originated
Beginning balance	$1,484	$8,625	$1,920	$179	$3,792	$39	$16,039
Charge-offs	-	-	-	-	(59)	(2)	(61)
Recoveries	-	-	-	-	-	2	2
Provisions	(4)	472	159	(9)	306	311	1,235
Ending balance	$1,480	$9,097	$2,079	$170	$4,039	$350	$17,215

Acquired
Beginning balance	$-	$23	$-	$11	$24	$3	$61
Charge-offs	-	-	-	-	(10)	-	(10)
Recoveries	-	-	-	-	-	-	-
Provisions	-	6	-	(11)	(11)	-	(16)
Ending balance	$-	$29	$-	$-	$3	$3	$35

Total
Beginning balance	$1,484	$8,648	$1,920	$190	$3,816	$42	$16,100
Charge-offs	-	-	-	-	(69)	(2)	(71)
Recoveries	-	-	-	-	-	2	2
Provisions	(4)	478	159	(20)	295	311	1,219
Ending balance	$1,480	$9,126	$2,079	$170	$4,042	$353	$17,250

	Residential Real Estate	Commercial Real Estate	Construction	Home Equity	Commercial Business	Consumer	Total
	(In thousands)
Nine Months Ended September 30, 2017
Originated
Beginning balance	$1,498	$9,534	$2,105	$156	$4,240	$350	$17,883
Charge-offs	-	-	-	-	(366)	(26)	(392)
Recoveries	146	-	-	-	4	3	153
Provisions	(193)	168	88	6	1,703	21	1,793
Ending balance	$1,451	$9,702	$2,193	$162	$5,581	$348	$19,437

Acquired
Beginning balance	$-	$29	$-	$-	$43	$27	$99
Charge-offs	-	-	-	-	-	(15)	(15)
Recoveries	-	-	-	-	-	-	-
Provisions	-	(21)	-	-	72	(8)	43
Ending balance	$-	$8	$-	$-	$115	$4	$127

Total
Beginning balance	$1,498	$9,563	$2,105	$156	$4,283	$377	$17,982
Charge-offs	-	-	-	-	(366)	(41)	(407)
Recoveries	146	-	-	-	4	3	153
Provisions	(193)	147	88	6	1,775	13	1,836
Ending balance	$1,451	$9,710	$2,193	$162	$5,696	$352	$19,564

	Residential Real Estate	Commercial Real Estate	Construction	Home Equity	Commercial Business	Consumer	Total
	(In thousands)
Nine Months Ended September 30, 2016
Originated
Beginning balance	$1,444	$7,693	$1,504	$174	$3,310	$3	$14,128
Charge-offs	-	-	-	-	(59)	(10)	(69)
Recoveries	-	-	-	-	-	7	7
Provisions	36	1,404	575	(4)	788	350	3,149
Ending balance	$1,480	$9,097	$2,079	$170	$4,039	$350	$17,215

Acquired
Beginning balance	$-	$12	$-	$-	$24	$5	$41
Charge-offs	-	-	(7)	-	(10)	(6)	(23)
Recoveries	-	-	-	-	-	-	-
Provisions	-	17	7	-	(11)	4	17
Ending balance	$-	$29	$-	$-	$3	$3	$35

Total
Beginning balance	$1,444	$7,705	$1,504	$174	$3,334	$8	$14,169
Charge-offs	-	-	(7)	-	(69)	(16)	(92)
Recoveries	-	-	-	-	-	7	7
Provisions	36	1,421	582	(4)	777	354	3,166
Ending balance	$1,480	$9,126	$2,079	$170	$4,042	$353	$17,250

The following tables are a summary, by portfolio segment and impairment methodology, of the allowance for loan losses and related portfolio balances at September 30, 2017 and December 31, 2016:

	Originated Loans		Acquired Loans		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In thousands)
September 30, 2017
Loans individually evaluated for impairment:
Residential real estate	$2,005	$-	$-	$-	$2,005	$-
Commercial real estate	6,561	-	1,150	8	7,711	8
Home equity	245	-	448	-	693	-
Commercial business	3,391	4	743	115	4,134	119
Consumer	341	341	4	4	345	345
Subtotal	12,543	345	2,345	127	14,888	472
Loans collectively evaluated for impairment:
Residential real estate	174,594	1,451	2,349	-	176,943	1,451
Commercial real estate	898,500	9,702	36,687	-	935,187	9,702
Construction	114,464	2,193	107	-	114,571	2,193
Home equity	8,183	162	5,024	-	13,207	162
Commercial business	253,128	5,577	15,243	-	268,371	5,577
Consumer	212	7	167	-	379	7
Subtotal	1,449,081	19,092	59,577	-	1,508,658	19,092

Total	$1,461,624	$19,437	$61,922	$127	$1,523,546	$19,564

	Originated Loans		Acquired Loans		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In thousands)
December 31, 2016
Loans individually evaluated for impairment:
Residential real estate	$969	$-	$-	$-	$969	$-
Commercial real estate	774	1	144	7	918	8
Home equity	259	-	453	-	712	-
Commercial business	920	5	962	37	1,882	42
Consumer	341	341	27	27	368	368
Subtotal	3,263	347	1,586	71	4,849	418
Loans collectively evaluated for impairment:
Residential real estate	177,580	1,498	2,761	-	180,341	1,498
Commercial real estate	801,382	9,533	43,022	22	844,404	9,555
Construction	107,329	2,105	112	-	107,441	2,105
Home equity	8,290	156	5,417	-	13,707	156
Commercial business	197,536	4,235	16,496	6	214,032	4,241
Consumer	331	9	834	-	1,165	9
Subtotal	1,292,448	17,536	68,642	28	1,361,090	17,564

Total	$1,295,711	$17,883	$70,228	$99	$1,365,939	$17,982

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

The following tables are a summary of the loan portfolio quality indicators by portfolio segment at September 30, 2017 and December 31, 2016:

	Commercial Credit Quality Indicators
	At September 30, 2017				At December 31, 2016
	Commercial Real Estate	Construction	Commercial Business	Total	Commercial Real Estate	Construction	Commercial Business	Total
	(In thousands)
Originated loans:
Pass	$887,857	$114,464	$252,422	$1,254,743	$797,249	$107,329	$196,436	$1,101,014
Special mention	16,213	-	2,533	18,746	4,605	-	115	4,720
Substandard	991	-	1,564	2,555	302	-	1,905	2,207
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total originated loans	905,061	114,464	256,519	1,276,044	802,156	107,329	198,456	1,107,941
Acquired loans:
Pass	36,577	107	15,242	51,926	41,582	112	16,836	58,530
Special mention	110	-	293	403	1,584	-	86	1,670
Substandard	1,150	-	395	1,545	-	-	536	536
Doubtful	-	-	56	56	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total acquired loans	37,837	107	15,986	53,930	43,166	112	17,458	60,736
Total loans:
Pass	924,434	114,571	267,664	1,306,669	838,831	107,441	213,272	1,159,544
Special mention	16,323	-	2,826	19,149	6,189	-	201	6,390
Substandard	2,141	-	1,959	4,100	302	-	2,441	2,743
Doubtful	-	-	56	56	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total loans	$942,898	$114,571	$272,505	$1,329,974	$845,322	$107,441	$215,914	$1,168,677

	Residential and Consumer Credit Quality Indicators
	At September 30, 2017				At December 31, 2016
	Residential Real Estate	Home Equity	Consumer	Total	Residential Real Estate	Home Equity	Consumer	Total
	(In thousands)
Originated loans:
Pass	$174,595	$8,183	$159	$182,937	$176,961	$8,291	$331	$185,583
Special mention	1,035	61	-	1,096	147	69	-	216
Substandard	969	184	-	1,153	1,441	189	-	1,630
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	394	394	-	-	341	341
Total originated loans	176,599	8,428	553	185,580	178,549	8,549	672	187,770
Acquired loans:
Pass	2,349	5,024	167	7,540	2,229	5,417	835	8,481
Special mention	-	-	-	-	49	-	-	49
Substandard	-	448	-	448	483	453	2	938
Doubtful	-	-	4	4	-	-	-	-
Loss	-	-	-	-	-	-	24	24
Total acquired loans	2,349	5,472	171	7,992	2,761	5,870	861	9,492
Total loans:
Pass	176,944	13,207	326	190,477	179,190	13,708	1,166	194,064
Special mention	1,035	61	-	1,096	196	69	-	265
Substandard	969	632	-	1,601	1,924	642	2	2,568
Doubtful	-	-	4	4	-	-	-	-
Loss	-	-	394	394	-	-	365	365
Total loans	$178,948	$13,900	$724	$193,572	$181,310	$14,419	$1,533	$197,262

Loan portfolio aging analysis

When a loan is 15 days past due, the Company sends the borrower a late notice. The Company also contacts the borrower by phone if the delinquency is not corrected promptly after the notice has been sent.

When the loan is 30 days past due, the Company mails the borrower a letter reminding the borrower of the delinquency, and attempts to contact the borrower personally to determine the reason for the delinquency and ensure the borrower understands the terms of the loan. If necessary, subsequent delinquency notices are issued and the account will be monitored on a regular basis thereafter. By the 90th day of delinquency, the Company may take other appropriate legal action. A summary report of all loans 30 days or more past due is provided to the board of directors of the Company each month. Loans greater than 90 days past due are generally put on nonaccrual status. A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt. A loan is considered to be no longer delinquent when timely payments are made for a period of at least six months (one year for loans providing for quarterly or semi-annual payments) by the borrower in accordance with the contractual terms.

The following tables set forth certain information with respect to our loan portfolio delinquencies by portfolio segment and amount as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017
	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans
	(In thousands)
Originated Loans
Real estate loans:
Residential real estate	$502	$-	$969	$1,471	$175,128	$176,599
Commercial real estate	-	5,570	-	5,570	899,491	905,061
Construction	-	-	-	-	114,464	114,464
Home equity	381	-	-	381	8,047	8,428
Commercial business	25	69	-	94	256,425	256,519
Consumer	-	-	-	-	553	553
Total originated loans	908	5,639	969	7,516	1,454,108	1,461,624
Acquired Loans
Real estate loans:
Residential real estate	157	-	-	157	2,192	2,349
Commercial real estate	90	-	634	724	37,113	37,837
Construction	-	-	-	-	107	107
Home equity	124	-	355	479	4,993	5,472
Commercial business	293	106	179	578	15,408	15,986
Consumer	2	-	4	6	165	171
Total acquired loans	666	106	1,172	1,944	59,978	61,922
Total loans	$1,574	$5,745	$2,141	$9,460	$1,514,086	$1,523,546

	As of December 31, 2016
	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans
	(In thousands)
Originated Loans
Real estate loans:
Residential real estate	$-	$-	$969	$969	$177,580	$178,549
Commercial real estate	147	1,848	302	2,297	799,859	802,156
Construction	-	-	-	-	107,329	107,329
Home equity	-	173	-	173	8,376	8,549
Commercial business	-	-	378	378	198,078	198,456
Consumer	-	-	-	-	672	672
Total originated loans	147	2,021	1,649	3,817	1,291,894	1,295,711
Acquired Loans
Real estate loans:
Residential real estate	-	-	-	-	2,761	2,761
Commercial real estate	866	722	143	1,731	41,435	43,166
Construction	-	-	-	-	112	112
Home equity	-	-	453	453	5,417	5,870
Commercial business	99	249	-	348	17,110	17,458
Consumer	6	-	-	6	855	861
Total acquired loans	971	971	596	2,538	67,690	70,228
Total loans	$1,118	$2,992	$2,245	$6,355	$1,359,584	$1,365,939

There were no loans delinquent greater than 90 days and still accruing as of September 30, 2017 and December 31, 2016.

Loans on nonaccrual status

The following is a summary of nonaccrual loans by portfolio segment as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
	(In thousands)
Residential real estate	$969	$969
Commercial real estate	1,757	446
Home equity	632	643
Commercial business	537	538
Consumer	346	341
Total	$4,241	$2,937

At September 30, 2017 and December 31, 2016, there were no commitments to lend additional funds to any borrower on nonaccrual status.

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

The following table summarizes impaired loans by portfolio segment as of September 30, 2017 and December 31, 2016:

	Carrying Amount		Unpaid Principal Balance		Associated Allowance
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(In thousands)
Originated
Impaired loans without a valuation allowance:
Residential real estate	$2,005	$969	$2,005	$969	$-	$-
Commercial real estate	6,561	651	6,573	651	-	-
Home equity	245	259	261	269	-	-
Commercial business	3,071	551	3,322	584	-	-
Total impaired loans without a valuation allowance	11,882	2,430	12,161	2,473	-	-

Impaired loans with a valuation allowance:
Commercial real estate	-	123	-	123	-	1
Commercial business	320	369	320	369	4	5
Consumer	341	341	341	341	341	341
Total impaired loans with a valuation allowance	661	833	661	833	345	347
Total originated impaired loans	$12,543	$3,263	$12,822	$3,306	$345	$347

Acquired
Impaired loans without a valuation allowance:
Commercial real estate	$1,006	$-	$1,051	$-	$-	$-
Home equity	448	453	462	462	-	-
Commercial business	255	572	283	593	-	-
Total impaired loans without a valuation allowance	1,709	1,025	1,796	1,055	-	-

Impaired loans with a valuation allowance:
Commercial Real Estate	144	144	144	144	8	7
Commercial business	488	390	492	390	115	37
Consumer	4	27	4	27	4	27
Total impaired loans with a valuation allowance	636	561	640	561	127	71
Total acquired impaired loans	$2,345	$1,586	$2,436	$1,616	$127	$71

Total	$14,888	$4,849	$15,258	$4,922	$472	$418

The following table summarizes the average recorded investment balance of impaired loans and interest income recognized on impaired loans by portfolio segment for the three and nine months ended September 30, 2017 and 2016:

	Average Recorded Investment		Interest Income Recognized
	For the Three Months Ended		For the Three Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(In thousands)
Originated
Impaired loans without a valuation allowance:
Residential real estate	$2,006	$969	$-	$-
Commercial real estate	6,566	3,211	92	52
Home equity	246	264	-	1
Commercial business	3,465	207	17	6
Total impaired loans without a valuation allowance	12,283	4,651	109	59

Impaired loans with a valuation allowance:
Commercial real estate	-	487	-	6
Commercial business	328	407	5	6
Consumer	341	343	-	-
Total impaired loans with a valuation allowance	669	1,237	5	12
Total originated impaired loans	$12,952	$5,888	$114	$71

Acquired
Impaired loans without a valuation allowance:
Commercial real estate	$1,013	$425	$-	$-
Home equity	449	455	-	-
Commercial business	265	878	3	10
Total impaired loans without a valuation allowance	1,727	1,758	3	10

Impaired loans with a valuation allowance:
Commercial real estate	144	144	-	-
Home equity	-	-	-	-
Commercial business	495	353	6	4
Consumer	4	3	-	-
Total impaired loans with a valuation allowance	643	500	6	4
Total acquired impaired loans	$2,370	$2,258	$9	$14

Total	$15,322	$8,146	$123	$85

	Average Recorded Investment		Interest Income Recognized
	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(In thousands)
Originated
Impaired loans without a valuation allowance:
Residential real estate	$2,007	$969	$-	$-
Commercial real estate	6,627	3,217	105	77
Home equity	252	270	-	2
Commercial business	3,808	216	25	10
Total impaired loans without a valuation allowance	12,694	4,672	130	89

Impaired loans with a valuation allowance:
Commercial real estate	-	496	-	18
Commercial business	361	431	14	17
Consumer	341	343	-	-
Total impaired loans with a valuation allowance	702	1,270	14	35
Total originated impaired loans	$13,396	$5,942	$144	$124

Acquired
Impaired loans without a valuation allowance:
Commercial real estate	$1,048	$442	$10	$-
Home equity	453	457	-	3
Commercial business	304	914	8	32
Total impaired loans without a valuation allowance	1,805	1,813	18	35

Impaired loans with a valuation allowance:
Commercial real estate	144	144	-	-
Commercial business	671	361	7	16
Consumer	4	3	-	1
Total impaired loans with a valuation allowance	819	508	7	17
Total acquired impaired loans	$2,624	$2,321	$25	$52

Total	$16,020	$8,263	$169	$176

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

If a performing loan is restructured into a TDR it remains in performing status. If a nonperforming loan is restructured into a TDR, it continues to be carried in nonaccrual status. Nonaccrual classification may be removed if the borrower demonstrates compliance with the modified terms for a minimum of six months and there is a reasonable expectation that payments will continue.

The recorded investment in TDRs was $4.6 million and $1.4 million at September 30, 2017 and December 31, 2016, respectively.

The following tables present loans whose terms were modified as TDRs during the periods presented:

			Outstanding Recorded Investment
	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2017	2016	2017	2016	2017	2016
Three Months Ended September 30,
Residential real estate	1	-	$1,925	$-	$1,925	$-
Commercial business	1	1	60	65	60	65
Total	2	1	$1,985	$65	$1,985	$65

			Outstanding Recorded Investment
	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2017	2016	2017	2016	2017	2016
Nine Months Ended September 30,
Residential real estate	2	-	$2,965	$-	$2,965	$-
Commercial business	3	3	405	324	405	324
Total	5	3	$3,370	$324	$3,370	$324

All TDRs at September 30, 2017 and December 31, 2016 were performing in compliance with their modified terms, except for two non-accrual loans totaling $384 thousand at September 30, 2017 and one non-accrual loan totaling $66 thousand at December 31, 2016.

The following table provides information on how loans were modified as a TDR during the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Payment concession	$1,925	$-	$2,029	$-
Maturity concession	60	65	301	324
Rate and payment concession	-	-	1,040	-
Total	$1,985	$65	$3,370	$324

There were no loans modified in a troubled debt restructuring, for which there was a payment default during the three and nine months ended September 30, 2017 and 2016, respectively.

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

Warrants

As a result of the acquisition of Quinnipiac on October 1, 2014 the Company issued 68,600 warrants to former Quinnipiac warrant holders in accordance with the merger agreement. Each warrant was automatically converted into a warrant to purchase 0.56 shares of the Company’s common stock for an exercise price of $17.86. A total of 42,000 warrants have been exercised as of September 30, 2017. The warrants expire on March 6, 2018.

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

5. Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives accounted for as cash flow hedges. The Company’s total comprehensive income or loss for the three and nine months ended September 30, 2017 and 2016 is reported in the Consolidated Statements of Comprehensive Income.

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax for the three and nine months ended September 30, 2017 and 2016:

	Net Unrealized Gain	Net Unrealized Gain
	(Loss) on Available	(Loss) on Interest
	for Sale Securities	Rate Swap	Total
	(In thousands)
Balance at June 30, 2017	$596	$426	$1,022
Other comprehensive income before reclassifications, net of tax	16	213	229
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net other comprehensive (loss) income	16	213	229
Balance at September 30, 2017	$612	$639	$1,251

	Net Unrealized Gain	Net Unrealized Gain
	(Loss) on Available	(Loss) on Interest
	for Sale Securities	Rate Swap	Total
	(In thousands)
Balance at June 30, 2016	$1,227	$(1,511)	$(284)
Other comprehensive income (loss) before reclassifications, net of tax	(241)	588	347
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net other comprehensive income (loss)	(241)	588	347
Balance at September 30, 2016	$986	$(923)	$63

	Net Unrealized Gain	Net Unrealized Gain
	(Loss) on Available	(Loss) on Interest
	for Sale Securities	Rate Swap	Total
	(In thousands)
Balance at December 31, 2016	$409	$481	$890
Other comprehensive income before reclassifications, net of tax	368	158	526
Amounts reclassified from accumulated other comprehensive income	(165)	-	(165)
Net other comprehensive (loss) income	203	158	361
Balance at September 30, 2017	$612	$639	$1,251

	Net Unrealized Gain	Net Unrealized Gain
	(Loss) on Available	(Loss) on Interest
	for Sale Securities	Rate Swap	Total
	(In thousands)
Balance at December 31, 2015	$405	$(178)	$227
Other comprehensive income (loss) before reclassifications, net of tax	673	(745)	(72)
Amounts reclassified from accumulated other comprehensive income	(92)	-	(92)
Net other comprehensive income (loss)	581	(745)	(164)
Balance at September 30, 2016	$986	$(923)	$63

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

The following is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)		(In thousands, except per share data)
Net income	$4,263	$3,140	$11,734	$9,027
Dividends to participating securities(1)	(7)	(6)	(21)	(18)

Undistributed earnings allocated to participating securities(1)	(47)	(56)	(134)	(155)
Net income for earnings per share calculation	$4,209	$3,078	$11,579	$8,854

Weighted average shares outstanding, basic	7,587	7,397	7,555	7,388
Effect of dilutive equity-based awards(2)	83	92	98	71
Weighted average shares outstanding, diluted	7,670	7,489	7,653	7,459
Net earnings per common share:
Basic earnings per common share	$0.55	$0.42	$1.53	$1.20
Diluted earnings per common share	0.55	0.41	1.51	1.19

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

Management believes, as of September 30, 2017, the Bank and Company meet all capital adequacy requirements to which they are subject and satisfies the criteria for a “well capitalized” institution. There are no conditions or events since then that management believes have changed this conclusion.

The capital amounts and ratios for the Bank and the Company at September 30, 2017 and December 31, 2016 were as follows:

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Capital		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
September 30, 2017
Common Equity Tier 1 Capital to Risk-Weighted Assets	$171,908	10.94%	$70,691	4.50%	$102,109	6.50%
Total Capital to Risk-Weighted Assets	191,472	12.19%	125,673	8.00%	157,091	10.00%
Tier I Capital to Risk-Weighted Assets	171,908	10.94%	94,255	6.00%	125,673	8.00%
Tier I Capital to Average Assets	171,908	9.78%	70,338	4.00%	87,923	5.00%

Bankwell Financial Group, Inc.
September 30, 2017
Common Equity Tier 1 Capital to Risk-Weighted Assets	$153,475	9.74%	$70,892	4.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	198,129	12.58%	126,030	8.00%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	153,475	9.74%	94,522	6.00%	N/A	N/A
Tier I Capital to Average Assets	153,475	8.69%	70,630	4.00%	N/A	N/A

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual Capital		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
December 31, 2016
Common Equity Tier 1 Capital to Risk-Weighted Assets	$157,604	11.59%	$61,168	4.50%	$88,353	6.50%
Total Capital to Risk-Weighted Assets	174,610	12.85%	108,742	8.00%	135,928	10.00%
Tier I Capital to Risk-Weighted Assets	157,604	11.59%	81,557	6.00%	108,742	8.00%
Tier I Capital to Average Assets	157,604	10.10%	62,428	4.00%	78,035	5.00%

Bankwell Financial Group, Inc.
December 31, 2016
Common Equity Tier 1 Capital to Risk-Weighted Assets	$141,338	10.39%	$61,231	4.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	184,371	13.55%	108,855	8.00%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	141,338	10.39%	81,641	6.00%	N/A	N/A
Tier I Capital to Average Assets	141,338	9.06%	62,415	4.00%	N/A	N/A

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

8. Stock-Based Compensation

Equity award plans

The Company has five equity award plans, which are collectively referred to as the “Plan”. The current plan under which any future issuances of equity awards will be made is the 2012 BNC Financial Group, Inc. Stock Plan, or the “2012 Plan,” amended on June 26, 2013. All equity awards made under the 2012 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of share options or restricted stock. At September 30, 2017, there were 472,584 shares reserved for future issuance under the 2012 Plan.

Stock Options: The Company accounts for stock options based on the fair value at the date of grant and records option related expense over the vesting period of such awards on a straight line basis. All stock options have been fully expensed as of December 31, 2016.

There were no options granted during the nine months ended September 30, 2017.

A summary of the status of outstanding share options as of and for the nine months ended September 30, 2017 is presented below:

	Nine Months Ended September 30, 2017
		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Options outstanding at beginning of period	120,988	$18.58
Exercised	(39,811)	17.96
Forfeited	(200)	15.00
Options outstanding at end of period	80,977	18.89

Options exercisable at end of period	80,977	18.89

Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. The total intrinsic value of share options exercised during the nine months ended September 30, 2017 was $570 thousand.

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.

The following table presents the activity for restricted stock for the nine months ended September 30, 2017:

	Nine Months Ended September 30, 2017
		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Unvested at beginning of period	96,594	$19.80
Granted	30,250	32.95
Vested	(14,807)	19.80
Forfeited	(15,549)	20.41
Unvested at end of period	96,488	23.86

The Company's restricted stock expense for the nine months ended September 30, 2017 and 2016 was $671 thousand and $781 thousand, respectively.

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

As of September 30, 2017 the Company had no outstanding market conditions restricted stock.

9. Derivative Instruments

Information about derivative instruments at September 30, 2017 and December 31, 2016 is as follows:

September 30, 2017:

(Dollars in thousands)	Notional Amount	Original Maturity	Received	Paid	Fair Value Asset (Liability)

Cash flow hedge:
Interest rate swap on FHLB advance	$25,000	4.7 years	3-month USD LIBOR	1.62%	$(8)
Interest rate swap on FHLB advance	25,000	5.0 years	3-month USD LIBOR	1.83%	(51)
Interest rate swap on FHLB advance	25,000	5.0 years	3-month USD LIBOR	1.48%	238
Interest rate swap on FHLB advance	25,000	5.0 years	3-month USD LIBOR	1.22%	607
Interest rate swap on FHLB advance	25,000	7.0 years	3-month USD LIBOR	2.04%	101
Interest rate swap on FHLB advance	25,000	7.0 years	3-month USD LIBOR	2.04%	93
	$150,000				$980

December 31, 2016:

(Dollars in thousands)	Notional Amount	Original Maturity	Received	Paid	Fair Value Asset (Liability)

Cash flow hedge:
Interest rate swap on FHLB advance	$25,000	4.7 years	3-month USD LIBOR	1.62%	$(91)
Interest rate swap on FHLB advance	25,000	5.0 years	3-month USD LIBOR	1.83%	(138)
Interest rate swap on FHLB advance	25,000	5.0 years	3-month USD LIBOR	1.48%	249
Interest rate swap on FHLB advance	25,000	5.0 years	3-month USD LIBOR	1.22%	717
	$100,000				$737

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

The Bank's cash flow hedge positions are all forward starting interest rate swap transactions. The Bank entered into the following forward starting interest rate swap transactions:

(Dollars in thousands)	Notional Amount	Original Effective Date of Hedged Borrowing	Duration of Borrowing	Counterparty
Type of borrowing:
FHLB 90-day advance	$25,000	April 1, 2014	4.7 years	Bank of Montreal
FHLB 90-day advance	$25,000	January 2, 2015	5.0 years	Bank of Montreal
FHLB 90-day advance	$25,000	August 26, 2015	5.0 years	Bank of Montreal
FHLB 90-day advance	$25,000	July 1, 2016	5.0 years	Bank of Montreal
FHLB 90-day advance	$25,000	August 25, 2017	7.0 years	Bank of Montreal
FHLB 90-day advance	$25,000	August 25, 2017	7.0 years	FTN Financial Capital Markets

This hedge strategy converts the floating rate of interest on certain FHLB advances to fixed interest rates, thereby protecting the Bank from floating interest rate variability.

Changes in the consolidated statements of comprehensive income related to interest rate derivatives designated as hedges of cash flows were as follows for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016

Interest rate swap on FHLB advance:
Unrealized gains (losses) recognized in accumulated other comprehensive income	$327	$904	$243	$(1,147)
Income tax (expense) benefit on items recognized in accumulated other comprehensive income	(114)	(316)	(85)	402
Other comprehensive income (loss)	$213	$588	$158	$(745)
Interest expense recognized on hedged FHLB advance	$489	$386	$1,258	$999

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at either September 30, 2017 or December 31, 2016. The estimated fair value amounts have been measured as of the respective period-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

The carrying values, fair values and placement in the fair value hierarchy of the Company's financial instruments at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$85,329	$85,329	$85,329	$-	$-
Federal funds sold	11,117	11,117	11,117	-	-
Available for sale securities	86,272	86,272	-	86,272	-
Held to maturity securities	23,573	23,572	-	23,572	-
Loans held for sale	785	785	-	785	-
Loans receivable, net	1,500,574	1,493,385	-	-	1,493,385
Accrued interest receivable	5,344	5,344	-	5,344	-
FHLB stock	9,351	9,351	-	9,351	-
Servicing asset	599	599	-	-	599
Derivative asset	1,039	1,039	-	1,039	-

Financial Liabilities:
Demand deposits	$162,790	$162,790	$-	$162,790	$-
NOW and money market	512,471	512,471	-	512,471	-
Savings	87,469	87,469	-	87,469	-
Time deposits	647,061	679,525	-	-	679,525
Accrued interest payable	1,061	1,061	-	1,061	-
Advances from the FHLB	195,000	195,149	-	-	195,149
Subordinated debentures	25,090	25,720	-	-	25,720
Servicing liability	388	388	-	-	388
Derivative liability	59	59	-	59	-

	December 31, 2016
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$96,026	$96,026	$96,026	$-	$-
Federal funds sold	329	329	329	-	-
Available for sale securities	87,751	87,751	-	87,751	-
Held to maturity securities	16,859	16,851	-	16,851	-
Loans held for sale	254	254	-	254	-
Loans receivable, net	1,343,895	1,339,055	-	-	1,339,055
Accrued interest receivable	4,958	4,958	-	4,958	-
FHLB stock	7,943	7,943	-	7,943	-
Derivative asset	966	966	-	966	-

Financial Liabilities:
Demand deposits	$187,593	$187,593	$-	$187,593	$-
NOW and money market	402,982	402,982	-	402,982	-
Savings	96,601	96,601	-	96,601	-
Time deposits	601,861	603,456	-	-	603,456
Accrued interest payable	837	837	-	837	-
Advances from the FHLB	160,000	160,118	-	-	160,118
Subordinated debentures	25,051	25,645	-	-	25,645
Derivative liability	229	229	-	229	-

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

Derivative asset (liability): The valuation of the Company’s interest rate swaps is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. The Bank also considers the creditworthiness of the counterparty for assets and the creditworthiness of the Bank for liabilities.

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

Borrowings and Subordinated Debentures: The fair value of the Company’s borrowings and subordinated debentures is estimated using a discounted cash flow calculation that applies discount rates currently offered based on similar maturities. The Bank also considers its own creditworthiness in determining the fair value of its borrowings and subordinated debt.

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

Financial instruments measured at fair value on a recurring basis

The following tables detail the financial instruments carried at fair value on a recurring basis at September 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the nine months ended September 30, 2017 and the year ended December 31, 2016.

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
September 30, 2017:
Available for sale investment securities:
U.S. Government and agency obligations	$-	$64,734	$-
State agency and municipal obligations	-	12,316	-
Corporate bonds	-	9,222	-
Derivative asset, net	-	980	-

December 31, 2016:
Available for sale investment securities:
U.S. Government and agency obligations	$-	$62,698	$-
State agency and municipal obligations	-	14,763	-
Corporate bonds	-	10,290	-
Derivative asset, net	-	737	-

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

The following table details the financial instruments carried at fair value on a nonrecurring basis at September 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
September 30, 2017:
Impaired loans	$-	$-	$14,888
Foreclosed real estate	-	-	222

December 31, 2016:
Impaired loans	$-	$-	$4,849
Foreclosed real estate	-	-	272

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at September 30, 2017 and December 31, 2016:

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Input	Range
September 30, 2017:

Impaired loans	$8,076	Appraisals	Discount to appraised value	8.00 - 18.40%
	6,812	Discounted cash flows	Discount rate	3.00 - 6.25%
	$14,888

Foreclosed real estate	$222	Appraisals	Discount to appraised value	68%

December 31, 2016:

Impaired loans	$2,127	Appraisals	Discount to appraised value	8.00 - 28.00%
	2,722	Discounted cash flows	Discount rate	4.25 - 6.25%
	$4,849

Foreclosed real estate	$272	Appraisals	Discount to appraised value	20%

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

The Notes have been structured to qualify for the Company as Tier 2 capital under regulatory guidelines. We used the net proceeds for general corporate purposes, which included maintaining liquidity at the holding company, providing equity capital to the Bank to fund balance sheet growth and our working capital needs. The Notes were assigned an investment grade rating of BBB by Kroll Bond Rating Agency, which was reaffirmed in the third quarter of 2017.

13. Income Taxes

The Company is subject to federal and state income taxes at the statutory rates and makes several adjustments to arrive at the effective tax rate. The Company adjusts for non-deductible meals and entertainment, interest earned on municipal bonds, income earned on our investment in bank owned life insurance, windfall tax benefits resulting from restricted stock vesting and reductions in Connecticut state income tax from the establishment of a passive investment company.

Income tax expense for the three months ended September 30, 2017 and 2016 totaled $1.9 million and $1.4 million, respectively. The effective tax rates for the three months ended September 30, 2017 and 2016 were 30.8%, and 31.4%, respectively. Income tax expense for the nine months ended September 30, 2017 and 2016 totaled $6.0 million and $4.1 million, respectively. The effective tax rates for the nine months ended September 30, 2017 and 2016 were 33.9%, and 31.3%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2017 is driven by adjustments related to additional income tax expense resulting from treatment of acquisition related items on prior years’ tax returns and increased out of state lending.

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

General

Bankwell Financial Group, Inc. is a bank holding company headquartered in New Canaan, Connecticut. Through our wholly owned subsidiary, Bankwell Bank, or the Bank, we serve small and medium-sized businesses and retail customers in the New York metropolitan area and throughout Connecticut, with the majority of our loans in Fairfield and New Haven Counties, Connecticut. We have a history of building long-term customer relationships and attracting new customers through what we believe is our strong customer service and our ability to deliver a diverse product offering.

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

On January 25, 2017 the Company’s Board of Directors declared a $0.07 per share cash dividend, payable February 27, 2017 to shareholders of record on February 17, 2017. On April 26, 2017 the Company’s Board of Directors declared a $0.07 per share cash dividend, payable May 26, 2017 to shareholders of record on May 16, 2017. On July 26, 2017 the Company’s Board of Directors declared a $0.07 per share cash dividend, payable August 25, 2017 to shareholders of record on August 15, 2017.

Earnings Overview

Net income available to common shareholders was $4.3 million, or $0.55 per diluted share, and $3.1 million, or $0.41 per diluted share, for the three months ended September 30, 2017 and 2016, respectively. Returns on average equity and average assets for the three months ended September 30, 2017 were 10.78% and 0.96%, respectively, compared to 8.96% and 0.85%, respectively, for the three months ended September 30, 2016.

Net income available to common shareholders was $11.7 million, or $1.51 per diluted share, and $9.0 million, or $1.19 per diluted share, for the nine months ended September 30, 2017 and 2016, respectively. Returns on average equity and average assets for the nine months ended September 30, 2017 were 10.27% and 0.92%, respectively, compared to 8.84% and 0.85%, respectively, for the nine months ended September 30, 2016.

For the three months ended September 30, 2017, we had net interest income of $13.9 million, an increase of $1.3 million, or 10.7%, over the three months ended September 30, 2016. Our net interest margin (fully taxable equivalent basis) for the three months ended September 30, 2017 and 2016 was 3.30% and 3.57%, respectively. We experienced an increase in our non-interest income, which totaled $824 thousand for the three months ended September 30, 2017 representing 5.6% of our total revenue, up from $750 thousand, or 5.6% of total revenue, for the three months ended September 30, 2016.

For the nine months ended September 30, 2017, we had net interest income of $40.5 million, an increase of $4.6 million, or 13.0%, over the nine months ended September 30, 2016. Our net interest margin (fully taxable equivalent basis) for the nine months ended September 30, 2017 and 2016 was 3.32% and 3.54%, respectively. We experienced an increase in our non-interest income, which totaled 3.1 million for the nine months ended September 30, 2017 representing 7.1% of our total revenue, up from $2.3 million, or 6.0% of total revenue, for the nine months ended September 30, 2016.

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

FTE net interest income for the three months ended September 30, 2017 and 2016 was $14.0 million and $12.7 million, respectively. FTE net interest income for the nine months ended September 30, 2017 and 2016 was $40.9 million and $36.2 million, respectively. Net interest income was favorably impacted by higher average balances, offset by lower margins. Our net interest margin decreased 27 basis points to 3.30% for the three months ended September 30, 2017, compared to the three months ended September 30, 2016 and decreased 22 basis points to 3.32% for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The decrease in the net interest margin was primarily due to higher rates on interest bearing deposits driven by rate increases to remain competitive in the market place.

FTE basis interest income for the three months ended September 30, 2017 increased by $2.7 million, or 17.4%, to $18.5 million, compared to FTE basis interest income for the three months ended September 30, 2016 due primarily to loan growth in our commercial real estate and commercial business portfolios. Average interest-earning assets were $1.7 billion for the three months ended September 30, 2017, up by $279.9 million or 19.7% compared to the three months ended September 30, 2016. The average yield on interest earning assets declined slightly from 4.34% for the three months ended September 30, 2016 to 4.26% for the three months ended September 30, 2017 due mainly to lower yields on commercial real estate and commercial business loans.

FTE basis interest income for the nine months ended September 30, 2017 increased by $8.1 million, or 18.2%, to $52.9 million, compared to FTE basis interest income for the nine months ended September 30, 2016 due primarily to loan growth in our commercial real estate and commercial business portfolios. Average interest-earning assets were $1.6 billion for the nine months ended September 30, 2017, up by $275.3 million or 20.2% compared to the nine months ended September 30, 2016. The average yield on interest earning assets declined slightly from 4.31% for the nine months ended September 30, 2017 to 4.25% for the nine months ended September 30, 2017 due mainly to lower yields on commercial real estate and commercial business loans.

Interest expense for the three months ended September 30, 2017, increased by $1.4 million, or 44.4%, compared to interest expense for the three months ended September 30, 2016 due to a $272.0 million increase in the average balances of interest-bearing liabilities due to higher average balances in money market accounts, time accounts and savings accounts, and increased rates on deposits, primarily due to increased rates on certificates of deposits and money market accounts to remain competitive in the market place.

Interest expense for the nine months ended September 30, 2017, increased by $3.5 million, or 40.7%, compared to interest expense for the nine months ended September 30, 2016 due to a $262.2 million increase in the average balances of interest-bearing liabilities due to higher average balances in money market accounts, time accounts and borrowed money, and increased rates on deposits, primarily due to increased rates on certificates of deposits and money market accounts to remain competitive in the market place.

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

The following tables present the average balances and yields earned on interest-earning assets and average balances and weighted average rates paid on our funding liabilities for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,
	2017			2016
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Cash and Fed funds sold	$83,086	$239	1.14%	$28,305	$29	0.41%
Securities (1)	112,066	1,014	3.62	98,480	762	3.09
Loans:
Commercial real estate	927,114	10,613	4.48	788,911	9,324	4.62
Residential real estate	179,428	1,597	3.56	178,106	1,600	3.59
Construction (2)	106,373	1,305	4.80	107,197	1,230	4.49
Commercial business	268,408	3,476	5.07	195,881	2,584	5.16
Home equity	14,150	172	4.83	14,706	156	4.23
Consumer	1,149	10	3.53	1,467	20	5.51
Total loans	1,496,622	17,173	4.49	1,286,268	14,914	4.54
Federal Home Loan Bank stock	8,544	85	3.96	7,400	65	3.51
Total earning assets	1,700,318	18,511	4.26%	1,420,453	15,770	4.34%
Other assets	69,253			56,762
Total assets	$1,769,571			$1,477,215

Liabilities and shareholders' equity:
Interest -bearing liabilities:
NOW	$58,625	19	0.13%	$53,515	16	0.12%
Money market	432,753	993	0.91	330,263	484	0.58
Savings	100,197	189	0.75	62,689	63	0.40
Time	645,317	2,215	1.36	540,823	1,597	1.17
Total interest-bearing deposits	1,236,892	3,416	1.10	987,290	2,160	0.87
Borrowed money	193,734	1,071	2.16	171,385	946	2.16
Total interest bearing liabilities	1,430,626	4,487	1.24%	1,158,675	3,106	1.07%
Noninterest-bearing deposits	164,565			170,500
Other liabilities	17,528			8,591
Total Liabilities	1,612,719			1,337,766
Shareholders' equity	156,852			139,449

Total liabilities and shareholders' equity	$1,769,571			$1,477,215
Net interest income (3)		$14,024			$12,664
Interest rate spread			3.02%			3.27%
Net interest margin (4)			3.30%			3.57%

(1)	Average balances and yields for securities are based on amortized cost.
(2)	Includes commercial and residential real estate construction.
(3)	The adjustment for securities and loans taxable equivalency amounted to $163 thousand and $137 thousand, respectively, for the three months ended September 30, 2017 and 2016.
(4)	Annualized net interest income as a percentage of earning assets.

	Nine Months Ended September 30,
	2017			2016
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Cash and Fed funds sold	$79,333	$502	0.85%	$30,559	$94	0.41%
Securities (1)	106,622	2,822	3.53	102,107	2,321	3.03
Loans:
Commercial real estate	893,962	30,527	4.50	755,026	26,446	4.60
Residential real estate	180,347	4,835	3.57	178,699	4,807	3.59
Construction (2)	107,136	3,853	4.74	96,635	3,298	4.48
Commercial business	249,718	9,607	5.07	178,453	7,082	5.21
Home equity	14,156	490	4.63	15,206	468	4.11
Consumer	1,387	35	3.40	1,707	66	5.14
Total loans	1,446,706	49,347	4.50	1,225,726	42,167	4.52
Federal Home Loan Bank stock	8,198	244	3.97	7,173	184	3.43
Total earning assets	1,640,859	52,915	4.25%	1,365,565	44,766	4.31%
Other assets	63,527			55,145
Total assets	$1,704,386			$1,420,710

Liabilities and shareholders' equity:
Interest -bearing liabilities:
NOW	$58,096	65	0.15%	$55,742	87	0.21%
Money market	387,162	2,329	0.80	319,289	1,331	0.56
Savings	108,304	591	0.73	71,243	214	0.40
Time	628,521	6,107	1.30	502,177	4,230	1.13
Total interest-bearing deposits	1,182,083	9,092	1.03	948,451	5,862	0.83
Borrowed money	186,844	2,930	2.07	158,247	2,682	2.23
Total interest bearing liabilities	1,368,927	12,022	1.17%	1,106,698	8,544	1.03%
Noninterest-bearing deposits	168,778			170,088
Other liabilities	13,960			7,479
Total Liabilities	1,551,665			1,284,265
Shareholders' equity	152,721			136,445
Total liabilities and shareholders' equity	$1,704,386			$1,420,710
Net interest income (3)		$40,893			$36,222
Interest rate spread			3.08%			3.28%
Net interest margin (4)			3.32%			3.54%

(1)	Average balances and yields for securities are based on amortized cost.
(2)	Includes commercial and residential real estate construction.
(3)	The adjustment for securities and loans taxable equivalency amounted to $443 thousand and $418 thousand, respectively, for the nine months ended September 30, 2017 and 2016.
(4)	Annualized net interest income as a percentage of earning assets.

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

	Three Months Ended			Nine Months Ended
	September 30, 2017 vs 2016			September 30, 2017 vs 2016
	Increase (Decrease)			Increase (Decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Cash and Fed funds sold	$109	$101	$210	$245	$163	$408
Securities	113	139	252	106	395	501
Loans:
Commercial real estate	1,590	(301)	1,289	4,773	(692)	4,081
Residential real estate	11	(14)	(3)	44	(16)	28
Construction	(9)	84	75	372	183	555
Commercial business	940	(48)	892	2,758	(233)	2,525
Home equity	(6)	22	16	(34)	56	22
Consumer	(4)	(6)	(10)	(11)	(20)	(31)
Total loans	2,522	(263)	2,259	7,902	(722)	7,180
Federal Home Loan Bank stock	11	9	20	29	31	60
Total change in interest and dividend income	2,755	(14)	2,741	8,282	(133)	8,149
Interest expense:
Deposits:
NOW	2	1	3	3	(25)	(22)
Money market	180	328	508	324	674	998
Savings	51	74	125	147	229	376
Time	335	283	618	1,166	711	1,877
Total deposits	568	686	1,254	1,640	1,589	3,229
Borrowed money	125	-	125	460	(212)	248
Total change in interest expense	693	686	1,379	2,100	1,377	3,477
Change in net interest income	$2,062	$(700)	$1,362	$6,182	$(1,510)	$4,672

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

The provision for loan losses for the three months ended September 30, 2017 was $398 thousand compared to $1.2 million provision for loan losses for the three months ended September 30, 2016. The provision for loan losses for the nine months ended September 30, 2017 was $1.8 million compared to $3.2 million provision for loan losses for the nine months ended September 30, 2016. For further information, see sections titled Asset Quality and Allowance for Loan Losses.

Noninterest Income

The following tables compare noninterest income for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2017	2016	$	%
Bank owned life insurance	$295	$174	$121	70%
Service charges and fees	254	241	13	5
Gains and fees from sales of loans	36	163	(127)	(78)
Other	239	172	67	39
Total noninterest income	$824	$750	$74	10%

Noninterest income increased $74 thousand or 10% to $824 thousand for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase in noninterest income was primarily driven by income earned from our additional purchases of Bank Owned Life Insurance and rental income earned from the headquarters building acquired in the fourth quarter of 2016.

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2017	2016	$	%
Bank owned life insurance	$881	$522	$359	69%
Service charges and fees	755	721	34	5
Gains and fees from sales of loans	559	387	172	44
Gain on sale of foreclosed real estate, net	-	128	(128)	(100)
Net gain on sale of available for sale securities	165	92	73	79
Other	728	425	303	71
Total noninterest income	$3,088	$2,275	$813	36%

Noninterest income increased $813 thousand or 36% to $3.1 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase in noninterest income was primarily driven by income earned from our additional purchases of Bank Owned Life Insurance and rental income earned from the headquarters building acquired in the fourth quarter of 2016.

Noninterest Expense

The following tables compare noninterest expense for the three and nine months ended September 30, 2017, and 2016:

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2017	2016	$	%
Salaries and employee benefits	$3,952	$3,839	$113	3%
Occupancy and equipment	1,449	1,435	14	1
Professional services	680	521	159	31
Data processing	621	417	204	49
Marketing	295	242	53	22
FDIC insurance	265	177	88	50
Director fees	207	198	9	5
Amortization of intangibles	31	39	(8)	(21)
Foreclosed real estate	3	47	(44)	(94)
Other	626	566	60	11
Total noninterest expense	$8,129	$7,481	$648	9%

Noninterest expense increased $648 thousand or 9% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase was primarily driven by an increase in professional services due to increased fees paid for internal and external audit, and consulting services and increases in data processing to support the overall growth of the business.

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2017	2016	$	%
Salaries and employee benefits	$11,681	$11,324	$357	3%
Occupancy and equipment	4,580	4,235	345	8
Professional services	1,615	1,257	358	28
Data processing	1,467	1,201	266	22
FDIC insurance	891	514	377	73
Marketing	872	644	228	35
Director fees	683	636	47	7
Amortization of intangibles	93	119	(26)	(22)
Foreclosed real estate	70	149	(79)	(53)
Other	1,992	1,697	295	17
Total noninterest expense	$23,944	$21,776	$2,168	10%

Noninterest expense increased $2.2 million or 10% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase was primarily driven by an increase in salaries and employee benefits, occupancy and equipment expenses and professional services. The increase in salaries and employee benefits was driven by an increase in full time equivalent employees. Average full time equivalent employees totaled 132 at September 30, 2017 compared to 124 at September 30, 2016. The increase in occupancy and equipment expenses was driven by increases in IT related expenses, one time charges relating to back office consolidation activity and maintenance costs for our headquarters building acquired in the fourth quarter of 2016. The increase in professional services was driven by increased fees paid for internal and external audit, and consulting services to support the overall growth of the business.

Income Tax Expense

Income tax expense for the three months ended September 30, 2017 and 2016 totaled $1.9 million and $1.4 million, respectively. The effective tax rates for the three months ended September 30, 2017 and 2016 were 30.8%, and 31.4%, respectively. Income tax expense for the nine months ended September 30, 2017 and 2016 totaled $6.0 million and $4.1 million, respectively. The effective tax rates for the nine months ended September 30, 2017 and 2016 were 33.9%, and 31.3%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2017 is driven by adjustments related to additional income tax expense resulting from treatment of acquisition related items on prior years’ tax returns and increased out of state lending.

Financial Condition

Summary

At September 30, 2017, total assets were $1.8 billion, a $176.0 million, or 10.8%, increase over December 31, 2016. Total loans and deposits were $1.5 billion and $1.4 billion, respectively at September 30, 2017. Our credit quality remained strong, with nonperforming assets to total assets of 0.25% and the allowance for loan losses to total loans was 1.28%. Total shareholders’ equity at September 30, 2017 and December 31, 2016 was $158.3 million and $145.9 million, respectively. Tangible book value was $20.41 per share at September 30, 2017 compared to $18.98 per share at December 31, 2016.

Loan Portfolio

We originate commercial and residential real estate loans, including construction loans, commercial business loans, home equity and other consumer loans. Lending activities are primarily conducted within our market of the New York metropolitan area and throughout Connecticut, with the majority of our loans in Fairfield and New Haven Counties, Connecticut. Our loan portfolio is the largest category of our earning assets. Loans acquired in connection with the Wilton acquisition in November 2013 and the Quinnipiac acquisition in October 2014 are referred to as “acquired” loans as a result of the manner in which they are accounted for. All other loans are referred to as “originated” loans. Accordingly, selected disclosures that follow are presented separately for the originated loan portfolio and the acquired loan portfolio.

Total loans before deferred loan fees and the allowance for loan losses were $1.5 billion at September 30, 2017, up by $157.6 million, or 11.5%, from December 31, 2016. Commercial real estate loans have experienced the most significant growth, up by $97.6 million.

The following table compares the composition of our loan portfolio for the dates indicated:

	September 30, 2017			December 31, 2016			Change
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total	($)	(%)
Real estate loans:
Residential	$176,599	$2,349	$178,948	$178,549	$2,761	$181,310	$(2,362)	-1%
Commercial	905,061	37,837	942,898	802,156	43,166	845,322	97,576	12%
Construction	114,464	107	114,571	107,329	112	107,441	7,130	7%
Home equity	8,428	5,472	13,900	8,549	5,870	14,419	(519)	-4%
	1,204,552	45,765	1,250,317	1,096,583	51,909	1,148,492	101,825	9%
Commercial business	256,519	15,986	272,505	198,456	17,458	215,914	56,591	26%
Consumer	553	171	724	672	861	1,533	(809)	-53%
Total loans	$1,461,624	$61,922	$1,523,546	$1,295,711	$70,228	$1,365,939	$157,607	12%

Asset Quality

Asset quality metrics remained strong through the third quarter of 2017. Nonperforming assets totaled $4.5 million and represented 0.25% of total assets at September 30, 2017, compared to $3.2 million and 0.20% of total assets at December 31, 2016. Nonaccrual loans totaled $4.2 million at September 30, 2017, an increase of $1.3 million compared to December 31, 2016. The balance of foreclosed real estate totaled $222 thousand at September 30, 2017 and $272 thousand at December 31, 2016.

The following table presents nonperforming assets and additional asset quality data for the dates indicated:

	At September 30, 2017			At December 31, 2016
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total
Nonaccrual loans:
Real estate loans:
Residential	$969	$-	$969	$969	$-	$969
Commercial	607	1,150	1,757	302	144	446
Home equity	184	448	632	190	453	643
Consumer	341	5	346	341	-	341
Commercial business	112	425	537	378	160	538
Total non accrual loans	2,213	2,028	4,241	2,180	757	2,937
Property acquired through foreclosure or repossession, net	-	222	222	-	272	272
Total nonperforming assets	$2,213	$2,250	$4,463	$2,180	$1,029	$3,209

Nonperforming assets to total assets	0.12%	0.12%	0.25%	0.13%	0.06%	0.20%
Nonaccrual loans to total loans	0.15%	3.28%	0.28%	0.17%	1.08%	0.22%
Total past due loans to total loans	0.51%	3.14%	0.62%	0.29%	3.61%	0.47%

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

At September 30, 2017, our allowance for loan losses was $19.6 million and represented 1.28% of total loans, compared to $18.0 million, or 1.32% of total loans, at December 31, 2016. The net increase in the allowance primarily reflects a provision of $1.8 million for the nine months ended September 30, 2017.

The following tables present the activity in our allowance for loan losses and related ratios for the dates indicated, and include both originated and acquired allowance activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Balance at beginning of period	$19,536	$16,100	$17,982	$14,169
Charge-offs:
Construction	-	-	-	(7)
Commercial business	(366)	(69)	(366)	(69)
Consumer	(10)	(2)	(41)	(16)
Total charge-offs	(376)	(71)	(407)	(92)
Recoveries:
Residential real estate	-	-	146	-
Commercial business	4	-	4	-
Consumer	2	2	3	7
Total recoveries	6	2	153	7
Net recoveries (charge-offs)	(370)	(69)	(254)	(85)
Provision charged to earnings	398	1,219	1,836	3,166
Balance at end of period	$19,564	$17,250	$19,564	$17,250
Net charge-offs (recoveries) to average loans	0.02%	0.01%	0.02%	0.01%
Allowance for loan losses to total loans	1.28%	1.30%	1.28%	1.30%

The following tables present the allocation of the allowance for loan losses and the percentage of these loans to total loans for the dates indicated:

	At September 30,		At December 31,
	2017		2016
(Dollars in thousands)	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
Residential real estate	$1,451	11.74%	$1,646	13.27%
Commercial real estate	9,710	61.89	9,415	61.89
Construction	2,193	7.52	2,105	7.87
Home equity	162	0.91	156	1.05
Commercial business	5,696	17.89	4,283	15.81
Consumer	352	0.05	377	0.11
Total allowance for loan losses	$19,564	100.00%	$17,982	100.00%

The allocation of the allowance for loan losses at September 30, 2017 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the allowance for loan losses at September 30, 2017 is appropriate to cover probable losses.

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

Investment Securities

At September 30, 2017, the carrying value of our investment securities portfolio totaled $109.8 million and represented 6.1% of total assets, compared to $104.6 million and represented 6.4% of total assets at December 31, 2016. The increase of $5.2 million primarily reflects purchases. We purchase investment grade securities with a focus on earnings and duration exposure.

The net unrealized gain position on our investment portfolio at September 30, 2017 and December 31, 2016 was $944 thousand and $624 thousand, respectively and included gross unrealized losses of $87 thousand and $200 thousand, respectively. The gross unrealized losses were concentrated in U.S. Government and agency obligations and state agency and municipal obligations. The Company continually monitors its U.S. Government, state agency, municipal and corporate bond portfolios and at this time these portfolios have minimal default risk because U.S. Government and agency obligations owned are either direct obligations of the U.S. Government or guaranteed by the U.S. Government, therefore the contractual cash flows are guaranteed and all investment securities are rated above investment grade.

Sources of Funds

Total deposits were $1.4 billion at September 30, 2017, an increase of $120.8 million, from the balance at December 31, 2016 primarily reflecting increases in certificates of deposits and money market accounts. Certificates of deposit increased $45.2 million from $601.9 million at December 31, 2016 to $647.1 million at September 30, 2017. Money markets increased $104.4 million from $349.1 million at December 31, 2016 to $453.6 million at September 30, 2017. Brokered deposits totaled $71.5 million at September 30, 2017 and $58.2 million at December 31, 2016 and represent brokered certificates of deposit, brokered money market accounts, one way CDARS and reciprocal deposits for customers that desire FDIC protection. Brokered deposits are utilized as an additional source of funding.

We utilize advances from the Federal Home Loan Bank of Boston, or FHLB, as part of our overall funding strategy and to meet short-term liquidity needs. Total FHLB advances were $195.0 million and $160.0 million at September 30, 2017 and December 31, 2016, respectively. The increase of $35.0 million or 21.9% reflects normal operating fluctuation in our borrowings.

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

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of September 30, 2017, the Company had cash and cash equivalents of $96.4 million and available-for-sale securities of $86.3 million. At September 30, 2017, outstanding commitments to originate loans totaled $53.7 million and undisbursed funds from approved lines of credit, home equity lines of credit and secured commercial lines of credit totaled $146.8 million. Time deposits scheduled to mature in one year or less at September 30, 2017 totaled $368.3 million. The Company’s deposit flow history has been that a significant portion of such deposits remain with the Company.

Capital Resources

Total shareholders’ equity was $158.3 million at September 30, 2017 compared to $145.9 million at December 31, 2016. The increase of $12.4 million primarily reflected net income of $11.7 million for the nine months ended September 30, 2017. The ratio of total equity to total assets was 8.77% at September 30, 2017, which compares to 8.96% at December 31, 2016.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At September 30, 2017, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At September 30, 2017, the Bank’s ratio of total common equity tier 1 capital to risk-weighted assets was 10.94%, total capital to risk-weighted assets was 12.19%, Tier 1 capital to risk-weighted assets was 10.94% and Tier 1 capital to average assets was 9.78%.

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

On January 25, 2017 the Company’s Board of Directors declared a $0.07 per share cash dividend, payable February 27, 2017 to shareholders of record on February 17, 2017. On April 26, 2017 the Company’s Board of Directors declared a $0.07 per share cash dividend, payable May 26, 2017 to shareholders of record on May 16, 2017. On July 26, 2017 the Company’s Board of Directors declared a $0.07 per share cash dividend, payable August 25, 2017 to shareholders of record on August 15, 2017.

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

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning September 30, 2017 and December 31, 2016:

Parallel Ramp	Estimated Percent Change
	in Net Interest Income
	September 30,	December 31,
Rate Changes (basis points)	2017	2016
-100	(2.05)%	(1.60)%
+200	(3.44)	(2.23)

Parallel Shock	Estimated Percent Change
	in Net Interest Income
	September 30,	December 31,
Rate Changes (basis points)	2017	2016
-100	(4.74)%	(3.36)%
+100	(2.49)	(1.86)
+200	(5.53)	(4.13)
+300	(8.83)	(6.78)

The net interest income at risk simulation results indicate that as of September 30, 2017, we remain liability sensitive. The liability sensitivity is due to the fact that there are more liabilities than assets subject to repricing as market rates change.

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

The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:

	Estimated Percent Change
	in Economic Value of Equity
	September 30,	December 31,
Rate Changes (basis points)	2017	2016
-100	(2.80)%	0.00%
+100	(9.60)	(9.90)
+200	(21.90)	(21.70)
+300	(31.70)	(31.30)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

31.1	Certification of Christopher R. Gruseke pursuant to Rule 13a-14(a)

31.2	Certification of Penko Ivanov pursuant to Rule 13a-14(a)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Bankwell Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankwell Financial Group, Inc.

Date: November 9, 2017	/s/ Christopher R. Gruseke
Christopher R. Gruseke
President and Chief Executive Officer

Date: November 9, 2017	/s/ Penko Ivanov
Penko Ivanov
Executive Vice President and Chief
Financial Officer (Principal Financial and Accounting Officer)

