Form 10-K
period 2017-12-31
Bankwell Financial Group, Inc.
filed 2018-03-30
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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
Securities Registered Under Section 12(b) of the Act:
Common Stock, no par value per share
(Title of Class)
NASDAQ Global Market
(Name of exchange on which registered)
Securities Registered Under Section 12(g) of the Exchange Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes   ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2017 based on the closing price of the common stock as reported on the NASDAQ Global Market: $187,472,316
As of February 28, 2018, there were 7,813,404 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders, expected to be filed pursuant to Regulation 14A within 120 days after the end of the 2017 fiscal year, are incorporated by reference into Part III of this report on form 10-K

Bankwell Financial Group, Inc.
Form 10-K
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

•
Credit risk and resulting losses in our loan portfolio;

•
our allowance for loan losses may not be adequate to absorb loan losses;

•
changes in real estate values could also increase our credit risk;

•
Changes in our key management personnel;

•
Inability to successfully execute our management team’s strategic initiatives;

•
our ability to successfully execute our growth initiatives such as branch openings and acquisitions;

•
volatility and direction of market interest rates;

•
increased competition within our market area which may limit our growth and profitability;

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

General
Bankwell Financial Group, Inc. (the Company, we, our, us) is a bank holding company, headquartered in New Canaan, Connecticut and offers a broad range of financial services through our banking subsidiary, Bankwell Bank (the Bank), a Connecticut state non-member bank founded in 2002. Our primary market is the New York metropolitan area, including Fairfield and New Haven Counties, Connecticut, which we serve from our main banking office located in New Canaan, Connecticut and eight other branch offices located throughout the Fairfield and New Haven County area. As of December 31, 2017, on a consolidated basis, we had total assets of approximately $1.8 billion, net loans of approximately $1.5 billion, total deposits of approximately $1.4 billion, and shareholders’ equity of approximately $161.0 million.
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
Our History and Growth
Bankwell Bank was originally chartered as two separate banks, The Bank of New Canaan (including a separate division, Stamford First Bank) and The Bank of Fairfield, which were subsequently merged and rebranded as “Bankwell Bank.” It was chartered with a commitment to building the premier community bank in the markets we serve. We began operations in April 2002 with an initial capitalization of $8.6 million. On November 5, 2013, we acquired The Wilton Bank, and it was merged into Bankwell Bank. On October 1, 2014, we acquired Quinnipiac Bank and Trust Company and it was merged into Bankwell Bank.
With the efforts of our strong management team, we continued our growth and maintained a strong track record of performance. From December 31, 2013 through December 31, 2017, our total assets grew from $779.6 million to approximately $1.8 billion; our gross loans outstanding grew from $632.0 million to approximately $1.5 billion and our noninterest bearing deposits grew from $118.6 million to approximately $172.6 million. We believe this growth was driven by our ability to provide superior service to our customers and our financial stability. This loan growth was achieved while maintaining our focus on our strong underwriting standards, which has been reflected in our low net charge-off levels.
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

Our Competitive Strengths
We believe that we are especially well-positioned to create value for our shareholders as a result of the following competitive strengths:
•
Our Market.   Our current market is defined as the New York metropolitan area, including Fairfield and New Haven Counties, Connecticut. The Stamford market area includes numerous affluent suburban communities of professionals who work and commute into New York City, approximately 50 miles from our headquarters, and many small to mid-sized businesses which support these communities. Fairfield County is the wealthiest county in Connecticut, with a 2012 – 2016 median household income of  $86,670 according to estimates from United States Census Bureau. We believe that this market has economic and competitive dynamics that are favorable to executing our growth strategy.

•
Experienced and Respected Management Team with a Proven and Successful Track Record.   Our executive management team is comprised of seasoned professionals with significant banking experience, a history of high performance at local financial institutions and success in identifying, acquiring and integrating financial institutions. Our senior management team includes Christopher R. Gruseke, President and Chief Executive Officer (three years with us), Heidi S. DeWyngaert, Executive Vice President, Chief Lending Officer (thirteen years with us), Penko Ivanov, Executive Vice President, Chief Financial Officer (one year with us), David Dineen, Executive Vice President, Head of Community Banking (two years with us) Christine A. Chivily, Executive Vice President, Chief Risk and Credit Officer (five years with us), Laura Waitz, Executive Vice President, Chief of Staff  (joined in 2017).

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

•
Strong Capital Position.   At December 31, 2017, we had an 8.81% tangible common equity ratio, and the Bank had a 9.61% tier 1 leverage ratio and a 10.99% tier 1 risk-based ratio. We believe that our ability to attract capital has facilitated our growth and is an integral component to the execution of our business plan.

•
Scalable Operating Platform.   We provide banking technology, including remote deposit capture, internet banking and mobile banking, to offer our customers maximum flexibility and to create a scalable platform to accommodate our future growth aspirations. We believe that our advanced technology combined with responsive and personal service provides our customers with a superior banking experience.

Employees
At December 31, 2017, we had a total of 137 full-time employees, three part-time employees and one temporary employee. None of our employees are subject to a collective bargaining agreement.
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
We focus our marketing efforts on small to medium-sized businesses and professionals. This focus includes retail, service, wholesale distribution, manufacturing and international businesses. We attract these customers based on relationships and contacts that our management and our board of directors have within and beyond the market area. We do not expect to compete with large institutions for the primary banking relationships of large corporations. Rather, we compete for niches in this business segment and for the consumer business of employees of such entities. Many of our larger commercial bank competitors have greater name recognition and offer certain services that we do not. However, we believe that our presence in our primary market area and focus on providing superior service to professionals at small to medium sized businesses and individual employees of such businesses are instrumental to our success.
We emphasize personalized banking services and the advantage of local decision-making in our banking businesses, and this emphasis has been well received by the public in our market area. We derive a majority of our business from our local market area which includes our primary market area of the New York metropolitan area, including Fairfield and New Haven Counties, Connecticut.
Lending Activities
General.   Our primary lending focus is to serve commercial and middle-market businesses and their executives, high net worth individuals, not-for-profit organizations and consumers with a variety of financial products and services, while maintaining strong and disciplined credit policies and procedures. We offer a wide array of commercial lending products to serve the needs of our customers. Commercial lending products include owner-occupied commercial real estate loans, commercial real estate investment loans, commercial loans (such as business term loans, equipment financing and lines of credit) to small and mid-sized businesses and real estate construction and development loans. We focus our lending activities on loans that we originate from borrowers located in our market. We have established an informal, internal lending limit to one relationship of up to 40% of unimpaired capital and allowance for loan losses, if secured by commercial real estate. A relationship in this instance is defined as loans made to different entities but with a shared borrower principal(s). For individual loans, limits are set so as not to exceed the statutory maximum of 15% of unimpaired capital and allowance for loan losses.
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
Total loans before deferred loan fees and the allowance for loan losses were $1.5 billion at December 31, 2017. Since December 31, 2013, total loans have increased $911.0 million from $632.0 million, reflecting expansion of our branch network, including $60.0 million remaining at December 31, 2017 of acquired loans from The Wilton Bank and Quinnipiac Bank and Trust Company. The following table summarizes the composition of our loan portfolio for the dates indicated.
	At December 31,
	2017		2016		2015
	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
	(In thousands)
Real estate loans:
Residential	$193,524	12.54%	$195,729	14.33%	$193,110	16.83%
Commercial	987,242	63.98	845,322	61.89	697,542	60.79
Construction	101,636	6.59	107,441	7.86	82,273	7.17
	1,282,402	83.11	1,148,492	84.08	972,925	84.79
Commercial business	259,995	16.85	215,914	15.81	172,853	15.06
Consumer	619	0.04	1,533	0.11	1,735	0.15
Total loans	$1,543,016	100.00%	$1,365,939	100.00%	$1,147,513	100.00%

	At December 31,
	2014		2013
	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
	(In thousands)
Real estate loans:
Residential	$193,197	20.78%	$169,766	26.86%
Commercial	521,181	56.06	316,533	50.08
Construction	63,229	6.80	51,545	8.16
	777,607	83.64	537,844	85.10
Commercial business	149,259	16.05	93,566	14.80
Consumer	2,896	0.31	602	0.10
Total loans	$929,762	100.00%	$632,012	100.00%

Commercial loans.   We offer a wide range of commercial loans, including business term loans, equipment financing and lines of credit to small and midsized businesses. Our target commercial loan market is retail and professional establishments and small to medium sized businesses. The terms of these loans vary by purpose and by type of underlying collateral. The commercial loans primarily are underwritten on the basis of the borrower’s ability to service the loan from cash flow. We make equipment loans with conservative margins generally for a term of ten years or less, supported by the useful life of the equipment, at fixed or variable rates, with the loan fully amortizing over the term. Loans to support working capital typically have terms not exceeding two years and usually are secured by accounts receivable, inventory and personal guarantees of the principals of the business and at times by the commercial real estate of the borrower. For loans secured by accounts receivable or inventory, principal typically is repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is typically due at maturity. The quality of the commercial borrower’s management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower’s creditworthiness. Risks associated with our commercial loan portfolio include those related to the strength of the borrower’s business, which may be affected not only by local, regional and national market conditions, but also changes in the borrower’s management and other factors beyond the borrower’s control; those related to fluctuations in value of any collateral securing the loan; and those related to terms of the commercial loan, which may include balloon payments that must be refinanced or paid off at the end of the term of the loan. Our commercial loan portfolio presents a higher risk than our consumer real estate and consumer loan portfolios.
Commercial real estate loans.   We offer real estate loans for commercial property that is owner-occupied as well as commercial property owned by real estate investors. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are also included in this category of loan. Commercial real estate loan terms generally are limited to ten years or less, although payments may be structured on a longer amortization basis of 20 to 30 years. The interest rates on our commercial real estate loans may be fixed or adjustable, although rates typically are not fixed for a period exceeding five to ten years. We generally charge an origination fee for our services. We often require personal guarantees from the principal owners of the business or real estate supported by a review of the principal owners’ personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, the overall strength of the economy, new job creation trends, tenant vacancy rates, property use trends, business sector changes, environmental contamination, and the quality of the borrower’s management. We make efforts to limit our risk by analyzing borrowers’ cash flow and collateral value as well as all of the sponsors’ investment activities. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as owner-occupied offices/warehouses/production facilities, office buildings, industrial, mixed-use residential/commercial, retail centers and multifamily properties. Our commercial real estate loan portfolio presents a higher risk than our consumer real estate and consumer loan portfolios.
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
Consumer real estate loans.   In the fourth quarter of 2017 management made the strategic decision to no longer originate residential mortgage loans. Prior to this decision we offered first lien one-to-four family mortgage loans, as well as home equity lines of credit, in each case primarily on owner-occupied primary residences. We also originated for resale one-to-four family mortgage loans, which are classified as loans held for sale until sold to investors. Although our consumer real estate loan portfolio presents lower levels of risk than our commercial, commercial real estate and construction loan portfolios, we are exposed to risk based on fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrower’s financial condition, which could be affected by numerous factors, including divorce, job loss, illness or other personal hardship.
Consumer loans.   We may offer consumer loans as an accommodation to our existing customers, but do not market consumer loans to persons who do not have a pre-existing relationship with us. As of December 31, 2017, our consumer loans represented less than 1% of our total loan portfolio. We do not expect our consumer loans to become a material component of our loan portfolio at any time in the foreseeable future. Although we do not engage in any material amount of consumer lending, our consumer loans, which are underwritten primarily based on the borrower’s financial condition and, in many cases, are unsecured credits, subject us to risk based on changes in the borrower’s financial condition, which could be affected by numerous factors, including those discussed above.
Credit Policy and Procedures
General.   We adhere to what we believe are disciplined underwriting standards, but also remain cognizant of the need to serve the credit needs of customers in our primary market areas by offering flexible loan solutions in a responsive and timely manner. We also seek to maintain a diversified loan portfolio across customer, product and industry types. However, our lending policies do not provide for any loans that are highly speculative, subprime, or that have high loan-to-value ratios. These components, together with active credit management, are the foundation of our credit culture, which we believe is critical to enhancing the long term value of our organization to our customers, employees, shareholders and communities.
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
Credit concentrations.   In connection with the management of our credit portfolio, we actively manage the composition of our loan portfolio, including credit concentrations. We monitor borrower and loan product concentrations on at least a quarterly basis. Loan product concentrations are reviewed annually in conjunction with the portfolio’s credit quality and the business plan for the coming year. All concentrations are monitored by our Chief Risk and Credit Officer and our Directors Loan Committee. We have also established an informal, internal lending limit to one relationship of up to 40% of unimpaired capital and allowance for loan losses, if secured by commercial real estate. A relationship in this instance is defined as loans made to different entities but with a shared borrower principal(s). For individual loans, limits are set so as not to exceed the statutory maximum of 15% of unimpaired capital and allowance for loan losses. Our top 20 borrowing relationships range in exposure from $15.7 million to $67.8 million and are monitored on an on-going basis.
Loan approval process.   We seek to achieve an appropriate balance between prudent and disciplined underwriting on the one hand and flexibility in our decision-making and responsiveness to our customers on the other hand. Our credit approval policies have a tiered approval process, with larger exposures referred to the Bank’s Internal Loan Committee and the Directors’ Loan Committee, as appropriate, based on the size of the loan. Smaller exposures are approved under a three-signature system. Loans with policy exceptions require the next higher level of approval authority, the highest of which is the Directors’ Loan Committee, depending on dollar amount. These authorities are periodically reviewed and updated by our board of directors. We believe that our credit approval process provides for thorough underwriting and efficient decision making.
Credit risk management.   Credit risk management involves a partnership between our relationship managers and our credit approval, credit administration, portfolio management and collections personnel. Portfolio monitoring and early problem recognition are an important aspect of maintaining our high credit quality standards. Past due reports are reviewed on an ongoing basis and insurance and tax payment monitoring is in place. Our evaluation and compensation program for our relationship managers includes significant goals that we believe motivate the relationship managers to focus on high quality credit consistent with our strategic focus on asset quality.
It is our policy to review all non-amortizing commercial loans in excess of  $50 thousand and amortizing commercial loans in excess of  $750 thousand on an annual basis, or more frequently through the receipt of interim and annual financial statements and borrowing base certificates depending on loan structure and covenants. Our policies require rapid notification of delinquency and prompt initiation of collection actions. Relationship managers, portfolio managers, credit administration personnel and senior management proactively support collection activities in order to maximize accountability and efficiency.
As part of these annual review procedures, we analyze recent financial statements of the collateral property, business and/or borrower to determine the current level of occupancy, revenues and expenses and to investigate any deterioration in the value of the real estate collateral or in the borrower’s or company’s financial condition. Upon completion, we update or confirm the risk rating assigned to each loan. Relationship managers and portfolio managers are encouraged to bring potential credit issues to the attention of our Chief Risk and Credit Officer immediately upon any sign of deterioration in the performance of the borrower. We maintain a list of loans that receive additional attention if we believe there may be a potential credit risk via our Watch List report.
Loans that are upgraded or downgraded are reviewed by our Chief Risk and Credit Officer, while classified loans undergo a detailed quarterly analysis prepared by the relationship manager or portfolio manager and reviewed by management. This review includes an evaluation of the market conditions, the property’s or company’s trends, the borrower and guarantor status, the level of reserves required and loan accrual status. Additionally, we have an independent, third-party loan review performed, which includes loan grades and our credit administration functions each year. Finally, we perform an annual stress test of our commercial real estate portfolio, in which we evaluate the impact on the portfolio of declining economic conditions, including lower values and decline in net operating income which may result from lower rental rates, lower occupancy rates and higher interest rates. Management reviews these reports and presents them to our Loan Committees. These asset review procedures provide management with additional information for assessing our asset quality.
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
Borrowed Funds
The Bank is a member of the Federal Home Loan Bank of Boston (FHLB), which is part of a twelve district Federal Home Loan Bank System. Members are required to own capital stock of the FHLB, and borrowings are collateralized by qualifying assets not otherwise pledged (principally single family residential mortgage loans and securities). The maximum amount of credit that the FHLB will extend varies from time to time, depending on its policies and the amount of qualifying collateral the member can pledge. We utilize advances from the FHLB as part of our overall funding strategy, to meet short-term liquidity needs and to a lesser degree manage interest rate risk arising from the difference in asset and liability maturities.
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
Enterprise Risk Management
We place significant emphasis on risk mitigation as an integral component of our organizational culture. We believe that our emphasis on risk management is manifested in our solid asset quality statistics. Risk management with respect to our lending philosophy focuses, among other things, on structuring credits to provide for multiple sources of repayment, coupled with strong underwriting undertaken by experienced relationship managers, lending and credit management. We perform quarterly reviews of criticized loans and criticized asset action plans for those borrowers who display deteriorating financial conditions in order to monitor those relationships and implement corrective measures on a timely basis to minimize losses. In addition, we perform an annual stress test of our commercial real estate portfolio, in which we evaluate the impact on the portfolio of declining property values and lower net operating incomes as a result of economic conditions, including lower rental rates and lower occupancy rates. The stress test focuses only on the cash flow and valuation of the properties and ignores the liquidity, net worth and cash flow of any guarantors related to the credits.
We also focus on risk management in other areas throughout our organization. The Chief Risk and Credit Officer oversees the Risk Management function and chairs a Risk Management Steering Committee. We currently outsource our asset/liability management process to a reputable third party, and on a quarterly basis, we run the full interest rate risk model. Results of the model are reviewed and validated by our ALCO.
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
The Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the SEC to promulgate rules that would allow shareholders to nominate and solicit votes for their own candidates using a company’s proxy materials. It is challenging to predict at this time the full impact the Dodd-Frank Act and implementing regulations will have on community banks and their holding companies. The legislation and implementing regulations, particularly those provisions relating to the Consumer Financial Protection Bureau, has and will increase our operating and compliance costs.
Connecticut Banking Laws and Supervision
Connecticut Department of Banking.   The Connecticut Department of Banking regulates the internal organization as well as the deposit, lending and investment activities of state-chartered banks, including the Bank. The approval of the Connecticut Department of Banking is required for, among other things, the establishment of branch offices and business combination transactions. The Connecticut Department of Banking conducts periodic examinations of Connecticut chartered banks. The FDIC also regulates many of the areas regulated by the Connecticut Department of Banking, and federal law may limit some of the authority provided to Connecticut chartered banks by Connecticut law.
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
On December 22, 2017 the Tax Cuts and Jobs Act of 2017 was signed into law. As a result, the corporate tax rate was reduced from 35% to 21%. Companies are required to recognize the effect of tax law changes in the period of enactment in accordance with GAAP. As result of the tax law changes the Company recognized a write-down of its deferred tax asset position in the amount of  $3.3 million.
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
Net Operating Loss Carryovers:   For the years ended 2017 and prior a corporation may carry back generated net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. For net operating losses arising in tax years after 2017, a corporation may not carryback the net operating loss but may carryforward such losses indefinitely, however the net operating loss deduction in a given year is limited to 80% of taxable income. At December 31, 2017, we had $2.6 million of net operating loss carryforwards for federal income tax purposes. The carryovers were transferred to the Company upon the merger with The Wilton Bank.
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
State Taxation
We are subject to the Connecticut corporation business tax. The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (7.5% for the fiscal years ending December 31, 2017 and 2016) to arrive at Connecticut income tax. We are also subject to state income tax in other states as a result of loan originations made in other states.
On October 8, 2015, the Bank formed a passive investment company, Bankwell Loan Servicing Group, Inc., in accordance with Connecticut tax laws, which permit transfers of real estate collateralized loans to such subsidiaries. The earnings of the subsidiary are determined in accordance with the statutory requirements for a passive investment company, and any dividends it pays to the parent, are not subject to Connecticut income tax. The formation of the passive investment company reduced Connecticut state income tax in 2017 and 2016 and will continue to reduce Connecticut state income tax in the future.
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
We maintain an allowance for loan losses to provide for losses inherent in our loan portfolio. Maintaining an adequate allowance for loan losses is critical to our financial results and condition. The level of our allowance for loan losses reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, continuing deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. In addition, our regulators, as an integral part of their examination process, review our loans and the adequacy of our allowance for loan losses and may direct us to make additions to our allowance for loan losses based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to our allowance for loan losses, we may need additional provision for loan losses to restore the adequacy of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could have a material adverse effect on our business, financial condition, results of operations and future prospects.
Our concentration of large loans to certain borrowers may increase our credit risk.
Our growth over the last several years has been partially attributable to our ability to originate and retain loans. Many of these loans have been made to a small number of borrowers, resulting in a high concentration of large loans to certain borrowers. We have established an informal, internal lending limit to one relationship of up to 40% of unimpaired capital and allowance for loan losses, if secured by commercial real estate. A relationship in this instance is defined as loans made to different entities but with a shared borrower principal(s). For individual loans, limits are set so as not to exceed the statutory maximum of 15% of unimpaired capital and allowance for loan losses. However, we may, under certain circumstances, consider going above this internal limit in situations where we are confident that (1) the loan to value ratio, other characteristics or the structure of the loan is such that it is a lower risk than standard, (2) we will be able to sell to another institution some portion of the relationship debt as either a whole loan or participation, (3) there is sufficient diversification in the ownership structure of the proposed borrowing entity that the involvement of one party to whom we have extended other debt will not significantly negatively impact the proposed loan’s performance in a downturn or (4) the proposed loan is secured by particularly strong collateral, for example, a commercial real estate loan secured by real estate that has strong tenants with long-term leases, thereby reducing the reliance on the principals of the borrowing entity. As of December 31, 2017, our five largest relationships ranged from approximately $37.3 million to $67.8 million, and comprised in the aggregate, approximately 15% of our loan portfolio. In addition to other typical risks related to any loan, such as deterioration of the collateral securing the loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay their loan obligations for any reason, our nonperforming loans and our allowance for loan losses could increase significantly, which could adversely and materially affect our business, financial condition and results of operations.
Our commercial real estate loan, commercial loan and construction loan portfolios expose us to risks that may be greater than the risks related to our other mortgage loans.
Our loan portfolio includes non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful leasing of their properties, in addition to the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.
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
Risk of loss on a construction loan depends largely upon whether our initial estimate of the property’s value at completion of construction equals or exceeds the cost of the property construction (including interest), the availability of permanent takeout financing and/or the builder’s ability to ultimately sell the property. During the construction phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan or by sale of collateral.
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
As a result of our growth over the past recent years, a large portion of loans in our loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning”. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because a large portion of our portfolio is relatively new, the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned and may not serve as a reliable basis for predicting the health and nature of our loan portfolio, including net charge-offs and the ratio of nonperforming assets in the future. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of our loan portfolio. If defaults increase, we could experience an increase in delinquencies and charge-offs and we may be required to increase our allowance for loan losses, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
A prolonged downturn in the real estate market could result in losses and adversely affect our profitability.
As of December 31, 2017, approximately 83% of our loan portfolio was composed of commercial and consumer real estate loans. The sale of real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A decline in real estate values could impair the value of our collateral and our ability to sell the collateral upon any foreclosure, which would likely require us to increase our provision for loan losses. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. If we are required to re-value the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability could be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
We conduct a majority of our operations in the New York metropolitan area, including Fairfield and New Haven Counties, Connecticut. A majority of the real estate loans in our loan portfolio are secured by properties located in the New York metropolitan area, including Fairfield and New Haven Counties. In addition, as of December 31, 2017, the majority of the loans in our loan portfolio (measured by dollar amount) were made to borrowers who live or conduct business in the New York metropolitan area. We compete against a number of financial institutions who maintain significant operations located outside of the New York metropolitan area and outside the State of Connecticut. Accordingly, any regional or local economic downturn, or natural or man-made disaster, that affects Connecticut or the New York metropolitan area or existing or prospective property or borrowers in Connecticut or the New York metropolitan area may affect us and our profitability more significantly and more adversely than our more geographically diversified competitors, which could cause a material adverse effect on our business, financial condition, results of operations and prospects.
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
We are limited in the amount we can loan to a single borrower by the amount of our capital. Under Connecticut banking law, the total direct or indirect liabilities of any one obligor that are not fully secured, however incurred, to any Connecticut bank, exclusive of such bank’s investment in the investment securities of such obligor, shall not exceed at the time incurred 15% of the equity capital and allowance for loan losses of such bank. The total direct or indirect liabilities of any one obligor that are fully secured, however incurred, to any Connecticut bank, exclusive of such bank’s investment in the investment securities of such obligor, shall not exceed at the time incurred 10% of the equity capital and allowance for loan losses of such bank, provided this limitation shall be separate from and in addition to the limitation on liabilities that are not fully secured. We have also established an informal, internal lending limit to one relationship of up to 40% of unimpaired capital and allowance for loan losses, if secured by commercial real estate. A relationship in this instance is defined as loans made to different entities but with a shared borrower principal(s). For individual loans, limits are set so as not to exceed the statutory maximum of 15% of unimpaired capital and allowance for loan losses. Based upon our current capital levels and our informal, internal limit on loans, the amount we may lend both in the aggregate and to any one borrower is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our lending limit from doing business with us. We accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy may not always be available. If we are unable to compete effectively for loans from our target customers, we may not be able to effectively implement our business strategy, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.
We are dependent on our executive management team and other key employees and we could be adversely affected by the unexpected loss of their services.
We are led by an experienced core management team with substantial experience in the market that we serve, and our operating strategy focuses on providing products and services through long-term relationship managers. Accordingly, our success depends in large part on the performance of our key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. In particular, we believe that retaining the services and skills of our management team, including Mr. Gruseke, Ms. DeWyngaert, Ms. Chivily, Mr. Dineen, Mr. Ivanov, and Ms. Waitz is important to our success. The unexpected loss of services of any of these or other key personnel could have an adverse impact on us because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, which could cause a material adverse effect on our business, financial condition, results of operations and prospects.
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
We are subject to further reporting requirements under the rules of the FDIC for the year ended December 31, 2017 as the Bank’s total assets exceed $1.0 billion, including a requirement for management to prepare a report that contains an assessment by management of the Bank’s effectiveness of internal control structure and procedures for financial reporting as of the end of such fiscal year. In addition, we are required to obtain an independent public accountant’s attestation report concerning our internal control structure over financial reporting. The rules for management to assess the Bank’s internal controls over financial reporting are complex, and require significant documentation, testing and possible remediation. The effort to comply with regulatory requirements relating to internal controls cause us to incur increased expenses and a diversion of management’s time and other internal resources. If the Bank cannot favorably assess the effectiveness of its internal controls over financial reporting, or if its independent registered public accounting firm is unable to provide an unqualified attestation report on the Bank’s internal controls, the price of our common stock as well as investor confidence could be adversely affected and we may be subject to additional regulatory scrutiny.
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
Item 1B.
Unresolved Staff Comments

None.
Item 2.
Properties

The Bank’s main office is located at 208 Elm Street in New Canaan, Connecticut. The property is leased by us until 2021, with two remaining five-year renewal options. In July 2012, we initially leased additional space adjacent to 208 Elm Street at 220 Elm Street primarily for our executive management offices. The property located at 220 Elm Street was purchased by the Bank in December of 2016.
We also lease office space for each of our branch offices in New Canaan, Stamford, Norwalk, Fairfield and North Haven Connecticut. The leases for our facilities have terms expiring at dates ranging from 2018 to 2029, although certain of the leases contain options to extend beyond these dates. We own the Wilton and Hamden branch offices. We believe that our current facilities are adequate for our current level of operations. Each lease is at market rate based on similar properties in the applicable market area. We believe that we have the necessary infrastructure in place to support our projected growth.
During the fourth quarter of 2017 the Company entered or actively negotiated to enter leases for three additional branch locations, located in Darien, CT , Westport, CT, and Stamford, CT. These branch locations are planned to open in 2018.
Our branch offices are located as follows:
Branch	Address	Owned or Leased
Elm Street	208 Elm Street New Canaan, CT 06840	Lease (expires 2021)
Cherry Street	156 Cherry Street New Canaan, CT 06840	Lease (expires 2021)
Stamford	612 Bedford Street Stamford, CT 06901	Lease (expires 2020)
Sasco Hill	One Sasco Hill Road Fairfield, CT 06824	Lease (expires 2023)
Black Rock	2220 Black Rock Turnpike Fairfield, CT 06825	Lease (expires 2024)
Wilton	47 Old Ridgefield Road Wilton, CT 06897	Own
Norwalk	370 Westport Avenue Norwalk, CT 06851	Lease (expires 2029)
Hamden	2704 Dixwell Avenue Hamden, CT 06518	Own
North Haven	24 Washington Avenue North Haven, CT 06473 Lease	(expires 2018)
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
	2017			2016
	Sales Price		Cash Dividends Declared	Sales Price		Cash Dividends Declared
	High	Low		High	Low
Quarter Ended
March 31	$35.00	$28.79	$0.07	$20.00	$18.48	$0.05
June 30	38.50	29.90	0.07	24.85	19.60	0.05
September 30	37.00	30.92	0.07	23.74	21.61	0.05
December 31	37.95	32.15	0.07	34.80	23.00	0.07
There were approximately 329 shareholders of record of BWFG Common Stock as of December 31, 2017. This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms or other nominees.
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

Bankwell Financial Group, Inc.

Total Return Performance
Index Value
210.00
190.00
170.00
150.00
130.00
110.00
90.00
05/15/14
12/31/14
12/31/15
12/31/16
12/31/17
Bankwell Financial Group, Inc.
Nasdaq Composite Index
Nasdaq Bank Index

Index	05/15/14	12/31/14	12/31/15	12/31/16	12/31/17
Bankwell Financial Group, Inc.	100.00	116.67	110.28	180.56	190.78
Nasdaq Composite Index	100.00	116.39	123.05	132.29	169.65
Nasdaq Bank Index	100.00	109.89	117.17	158.21	163.76
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
Item 6.
Selected Financial Data

The following table sets forth selected consolidated financial data as of the dates and for the periods presented. The selected consolidated statement of financial condition data as of December 31, 2017 and 2016 and the selected consolidated statement of income data for the years ended December 31, 2017, 2016 and 2015 have been derived mainly from our audited consolidated financial statements and related notes that we have included elsewhere in this Annual Report. The selected consolidated statement of financial condition data as of December 31, 2015, 2014 and 2013 and the selected consolidated statement of income data for the years ended December 31, 2014 and 2013 have been derived mainly from audited consolidated financial statements that are not presented in this Annual Report.
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
Net income for the year ended December 31, 2017 was negatively impacted by the Tax Cuts and Jobs Act of 2017 as it relates to legislation that required a re-measurement of our deferred tax asset, which required a $3.3 million write-off recognized as a direct increase to income tax expense. As a result, the performance metrics presented below have been adversely impacted due to the decline in net income driven by this write-off.

Selected Financial Data
	At or For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share data)
Statements of Income:
Interest income	$71,201	$60,990	$50,754	$35,589	$28,092
Interest expense	16,837	11,898	7,966	3,929	2,765
Net interest income	54,364	49,092	42,788	31,660	25,327
Provision for loan losses	1,341	3,914	3,230	2,152	585
Net interest income after provision for loan losses	53,023	45,178	39,558	29,508	24,742
Noninterest income	4,629	2,676	3,484	3,041	4,723
Noninterest expense	32,523	29,544	29,171	25,812	22,120
Income before income tax	25,129	18,310	13,871	6,737	7,345
Income tax expense	11,299	5,960	4,841	2,169	2,184
Net income	13,830	12,350	9,030	4,568	5,161
Net income attributable to common shareholders	$13,830	$12,350	$8,905	$4,458	$5,050
Per Share Data:
Basic earnings per share	$1.80	$1.64	$1.23	$0.78	$1.46
Diluted earnings per share	1.78	1.62	1.21	0.78	1.44
Book value per share (end of period)(a)	20.98	19.39	17.87	16.84	15.58
Tangible book value per share (end of period)(a)(b)	20.59	18.98	17.43	16.35	15.46
Shares outstanding (end of period)(a)	7,676,238	7,524,069	7,372,968	7,019,620	3,754,253
Weighted average shares outstanding – basic	7,572,409	7,396,019	7,071,550	5,577,942	3,395,779
Weighted average shares outstanding – diluted	7,670,413	7,491,052	7,140,558	5,605,512	3,451,393
Performance Ratios:
Return on average assets(c)	0.80%	0.85%	0.75%	0.52%	0.77%
Return on average common shareholders’ equity	8.93%	8.94%	6.67%	5.13%	9.68%
Return on average shareholders’ equity(c)	8.93%	8.94%	6.76%	4.66%	8.17%
Average shareholders’ equity to average assets	8.97%	9.47%	11.08%	11.14%	9.32%
Net interest margin	3.30%	3.54%	3.77%	3.84%	3.94%
Efficiency ratio(b)	54.9%	56.5%	62.3%	68.7%	75.7%
Asset Quality Ratios:
Total past due loans to total loans(d)	1.67%	0.47%	0.51%	0.86%	0.73%
Nonperforming loans to total loans(d)	0.36%	0.22%	0.33%	0.36%	0.16%
Nonperforming assets to total assets(e)	0.31%	0.20%	0.38%	0.39%	0.23%
Allowance for loan losses to nonperforming loans	344.90%	612.26%	373.76%	323.02%	835.69%
Allowance for loan losses to total loans(d)	1.23%	1.32%	1.23%	1.17%	1.33%
Net charge-offs (recoveries) to average loans(d)	0.03%	0.01%	(0.01)%	(0.05)%	0.03%
Statements of Financial Condition:
Total assets	$1,796,607	$1,628,919	$1,330,372	$1,099,531	$779,618
Gross portfolio loans(d)	1,543,016	1,365,939	1,147,513	929,762	632,012
Investment securities	113,767	104,610	50,807	76,463	42,413
Deposits	1,398,405	1,289,037	1,046,942	835,439	661,545
FHLB borrowings	199,000	160,000	120,000	129,000	44,000
Subordinated debt	25,103	25,051	25,000	—	—
Total equity	161,027	145,895	131,769	129,210	69,485
Capital Ratios:
Tier 1 capital to average assets
Bankwell Bank	9.61%	10.10%	10.84%	11.12%	7.91%
Tier 1 capital to risk-weighted assets
Bankwell Bank	10.99%	11.59%	12.18%	12.47%	9.49%
Total capital to risk-weighted assets
Bankwell Bank	12.19%	12.85%	13.39%	13.55%	10.74%
Total shareholders’ equity to total assets	8.96%	8.96%	9.90%	11.75%	8.91%
Tangible common equity ratio(b)	8.81%	8.78%	9.68%	10.47%	7.45%

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
	Years Ended December 31,
	2017	2016	2015
Efficiency Ratio
Noninterest expense	$32,523	$29,544	$29,171
Less: foreclosed real estate expenses	70	157	168
Less: Amortization of Intangibles	118	151	196
Less: merger and acquisition expenses	—	—	2
Adjusted noninterest expense (numerator)	$32,335	$29,236	$28,805
Net interest income	$54,364	$49,092	$42,788
Noninterest income	4,629	2,676	3,484
Adjustments for: gains/(losses) on sales of securities	165	(115)	—
Adjustments for: (losses) gains on sale of foreclosed real estate	(78)	128	—
Adjusted operating revenue (denominator)	$58,906	$51,755	$46,272
Efficiency ratio	54.9%	56.5%	62.3%
Tangible Common Equity and Tangible Common Equity/Tangible Assets
Total shareholders’ equity	$161,027	$145,895	$131,769
Less: preferred stock	—	—	—
Common shareholders’ equity	161,027	145,895	131,769
Less: Intangible assets	2,971	3,090	3,241
Tangible Common shareholders’ equity	$158,056	$142,805	$128,528
Total assets	$1,796,607	$1,628,919	$1,330,372
Less: Intangible assets	2,971	3,090	3,241
Tangible assets	$1,793,636	$1,625,829	$1,327,131
Tangible common shareholders’ equity to tangible assets	8.81%	8.78%	9.68%
Tangible Book Value per Share
Total shareholders’ equity	$161,027	$145,895	$131,769
Less: preferred stock	—	—	—
Common shareholders’ equity	161,027	145,895	131,769
Less: Intangible assets	2,971	3,090	3,241
Tangible common shareholders’ equity	$158,056	$142,805	$128,528
Common shares issued	7,751,424	7,620,663	7,516,291
Less: shares of unvested restricted stock	75,186	96,594	143,323
Common shares outstanding	7,676,238	7,524,069	7,372,968
Book value per share	$20.98	$19.39	$17.87
Less: effects of intangible assets	0.39	0.41	0.44
Tangible Book Value per Common Share	$20.59	$18.98	$17.43
Total Revenue
Net Interest income	$54,364	$49,092	$42,788
Add: noninterest income	4,629	2,676	3,484
Total Revenue	$58,993	$51,768	$46,272
Noninterest income as a percentage of total revenue	7.85%	5.17%	7.53%
Return on Average Common Shareholders’ Equity
Net Income Attributable to Common Shareholders	$13,830	$12,350	$8,905
Total average shareholders’ equity	$154,929	$138,131	$133,553
Less: average preferred stock	—	—	—
Average common shareholders’ equity	$154,929	$138,131	$133,553
Return on Average Common Shareholders’ Equity	8.93%	8.94%	6.67%

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
General
Bankwell Financial Group, Inc. is a bank holding company headquartered in New Canaan, Connecticut. Through our wholly owned subsidiary, Bankwell Bank, or the Bank, we serve small and medium-sized businesses and retail customers in the New York metropolitan area and throughout Connecticut with the majority of our loans in Fairfield and New Haven Counties, Connecticut. We have a history of building long-term customer relationships and attracting new customers through what we believe is our strong customer service and our ability to deliver a diverse product offering.
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
On January 25, 2017 the Company’s Board of Directors declared a $0.07 per share cash dividend, payable February 27, 2017 to shareholders of record on February 17, 2017. On April 26, 2017 the Company’s Board of Directors declared a $0.07 per share cash dividend, payable May 26, 2017 to shareholders of record on May 16, 2017. On July 26, 2017 the Company’s Board of Directors declared a $0.07 per share cash dividend, payable August 25, 2017 to shareholders of record on August 15, 2017. On October 18, 2017 the Company’s Board of Directors declared a $0.07 per share cash dividend, payable November 27, 2017 to shareholders of record on November 17, 2017.
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
Net income for the year ended December 31, 2017 was negatively impacted by the Tax Cuts and Jobs Act of 2017 as it relates to legislation that required a re-measurement of our deferred tax asset, which required a $3.3 million write-off recognized as a direct increase to income tax expense. As a result, the performance metrics presented below have been adversely impacted due to the decline in net income driven by this write-off.
Key Financial Measures
	Key Financial Measures(a)
	At or For the Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands, except per share data)
Selected balance sheet measures:
Total assets	$1,796,607	$1,628,919	$1,330,372
Gross portfolio loans	1,543,016	1,365,939	1,147,513
Deposits	1,398,405	1,289,037	1,046,942
FHLB borrowings	199,000	160,000	120,000
Subordinated debt	25,103	25,051	25,000
Total equity	161,027	145,895	131,769
Selected statement of income measures:
Total revenue(c)	58,993	51,768	46,272
Net interest income before provision for loan losses	54,364	49,092	42,788
Income before income tax expense	25,129	18,310	13,871
Net income	13,830	12,350	9,030
Basic earnings per share	1.80	1.64	1.23
Diluted earnings per share	1.78	1.62	1.21

	Key Financial Measures(a)
	At or For the Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands, except per share data)
Other financial measures and ratios:
Return on average assets(d)	0.80%	0.85%	0.75%
Return on average common shareholders’ equity(c)(d)	8.93%	8.94%	6.67%
Net interest margin	3.30%	3.54%	3.77%
Efficiency ratio(c)	54.9%	56.5%	62.3%
Tangible book value per share (end of period)(c)(e)	$20.59	$18.98	$17.43
Net charge-offs (recoveries) to average loans(b)	0.03%	0.01%	(0.01)%
Nonperforming assets to total assets(f)	0.31%	0.20%	0.38%
Allowance for loan losses to nonperforming loans	344.90%	612.26%	373.76%
Allowance for loan losses to total loans(b)	1.23%	1.32%	1.23%

(a)
We have derived the selected balance sheet measures as of December 31, 2017 and 2016 and the selected statement of income measures for the years ended December 31, 2017, 2016 and 2015 from our audited consolidated financial statements included elsewhere in this annual report. We have derived the selected balance sheet measures as of December 31, 2015 from our audited consolidated statement of financial condition not included in this annual report. Average balances have been computed using daily averages. Our historical results may not be indicative of our results for any future period.

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
We believe that accounting estimates related to the initial measurement of the allowance for loan losses, stock-based compensation, derivative instrument valuation, investment securities valuation, evaluation of investment securities for other than temporary impairment and deferred income taxes valuation are particularly critical and susceptible to significant near-term change.
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
Loss allocations are identified for individual loans deemed to be impaired in accordance with GAAP. Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreements, including non-accrual loans and all loans restructured in a troubled debt restructuring. Impaired loans do not include large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, which consist of most residential mortgage loans, commercial real estate, commercial loans and consumer loans. Impairment is measured on a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or if the loan is collateral dependent, at the fair value of the collateral less costs to sell. For collateral dependent loans, management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of circumstances associated with the property.
Loss allocations for non-impaired loans are determined by portfolio segment and are based on the Bank’s and peer banks’ historical loss experiences over an economic cycle adjusted for qualitative factors. Qualitative factors include, but are not limited to, lending policies and procedures, nature and volume of the portfolio, concentrations of credit, lending management and staff, volume and severity of problem loans, quality of review and rating systems, value of underlying collateral, current economic conditions, and competitive and regulatory issues. We analyze historical loss experience over periods deemed to be relevant to the inherent risk of loss in loan portfolios as of the balance sheet date. During 2017, we updated our allowance methodology and underlying loan loss assumptions, incorporating recent industry and product loss trends. This resulted in a non-recurring pretax $1.3 million reduction in the allowance and increase in earnings.

Loss allocations for non-impaired loans are based on an internal rating system and the application of loss allocation factors. The loan rating system is described under the caption “Credit quality indicators” in Note 6 of the Notes to Consolidated Financial Statements. The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral. The loss allocation factors also take into account general and regional economic statistics, trends, and portfolio characteristics such as age of portfolio and the Bank’s experience with a particular loan product. We periodically reassess and adjust the loss allocation factors used in the assignment of loss factors that we believe are not adequately presented in historical loss experience including trends in real estate values, changes in unemployment levels and increases in delinquency levels to appropriately reflect our analysis of migratory loss experience.
Because the methodology is partly based upon peer bank data and trends, current economic data as well as management’s judgment, factors may arise that result in different estimations. Adversely different conditions or assumptions could lead to increases in the allowance. In addition, various regulatory agencies periodically review the allowance for loans losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination. As of December 31, 2017, management believes that the allowance is adequate and consistent with asset quality and delinquency indicators.
Stock-based Compensation
The Company measures and recognizes compensation cost relating to share-based payment transactions based on the grant-date fair value of the equity instruments issued. The fair value of time-based restricted stock is recorded based on the grant date fair value of the Company’s common stock. The fair value of market-based restricted stock is based on values derived using a Monte Carlo based pricing model. The fair value of stock options is determined using the Black-Scholes Option Pricing model. Stock-based compensation costs are recognized over the requisite service period for the awards. Compensation expense reflects the number of awards expected to vest and is adjusted based on awards that ultimately vest.
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
Investment Securities Valuation
Fair values of the Company’s investment securities are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The Company’s private placement municipal housing authority bonds, classified as held to maturity, have no available quoted market price. The fair value for these securities is estimated using a discounted cash flow model. Due to the judgments and uncertainties involved in the estimation process, the estimates could result in materially different results under different assumptions and conditions.
Evaluation of Investment Securities for Other Than Temporary Impairment
The Company evaluates investment securities within the Company’s available for sale and held to maturity portfolios for other-than-temporary impairment (“OTTI”), at least quarterly. If the fair value of a debt security is below the amortized cost basis of the security, OTTI is required to be recognized if any of the following are met: (1) the Company intends to sell the security; (2) it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that are intended for sale, or more likely than not will be required to sell, the full amount of the loss is recognized as OTTI through earnings. Credit related OTTI for all other impaired debt securities is recognized through earnings. Noncredit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes. Should actual factors and conditions differ materially from those expected by management, the actual realization of gains or losses on investment securities could differ materially from the amounts recorded in the financial statements.
Deferred Income Taxes
In accordance with ASC Topic 740, “Income Taxes,” certain aspects of accounting for income taxes require significant management judgment, including assessing the realizability of Deferred Tax Assets (DTAs). Such judgments are subjective and involve estimates and assumptions about matters that are inherently uncertain. Should actual factors and conditions differ materially from those used by management, the actual realization of DTAs could differ materially from the amounts recorded in the Consolidated Financial Statements and the accompanying Notes thereto.
DTAs generally represent items for which a benefit has been recognized for financial accounting purposes that cannot be realized for tax purposes until a future period. The realization of DTAs depends upon future sources of taxable income. Valuation allowances are established for those DTAs determined not likely to be realized based on management’s judgment.
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
Earnings Overview
2017 Earnings Overview
Our net income for the year ended December 31, 2017 was $13.8 million, an increase of  $1.5 million, or 12.0%, compared to the year ended December 31, 2016. Net income available to common shareholders for the year ended December 31, 2017, was $13.8 million, or $1.78 per diluted share, compared to net income available to common shareholders of  $12.4 million, or $1.62 per diluted share, for the year ended December 31, 2016. Our returns on average equity and average assets for the year ended December 31, 2017, were 8.93% and 0.80%, respectively, compared to 8.94% and 0.85%, respectively for the year ended December 31, 2016.
The increase in net income for 2017 compared to 2016 was primarily due to an increase of interest and fees on loans as a result of strong organic loan growth. This increase was partially offset by the $3.3 million write-off of the deferred tax asset as a result of the legislation enacted as part of the Tax Cuts and Jobs Act of 2017. Net interest income for the year ended December 31, 2017 was $54.4 million, an increase of

$5.3 million compared to the year ended December 31, 2016. Our net interest margin decreased 24 basis points to 3.30% for the year ended December 31, 2017 compared to the year ended December 31, 2016 reflecting an increase in rates on interest bearing deposits driven by promotional rate increases to remain competitive in the market place and to attract additional deposits.
Our efficiency ratio was 54.9% for the year ended December 31, 2017 compared to 56.5% for the year ended December 31, 2016. The improvement in our efficiency ratio was attributable to our focus on expense control and achieving economies of scale.
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
Year ended December 31, 2017 compared to year ended December 31, 2016
FTE net interest income for the years ended December 31, 2017 and 2016 was $55.0 million and $49.7 million, respectively. Net interest income increased due to increases in earning assets offset by higher rates and volume on interest bearing deposits driven by our continued earning asset growth.
FTE basis interest income for the year ended December 31, 2017 increased by $10.2 million to $71.8 million, or 17%, compared to FTE basis interest income for the year ended December 31, 2016 due primarily to growth in interest earning assets, specifically, loan growth in our commercial real estate and commercial business portfolios. Average interest earning assets were $1.7 billion for the year ended December 31, 2017 up by $263.2 million, or 19%, from the year ended December 31, 2016. The average balance of total loans increased $209.8 million, or 17%, contributing $8.8 million to the increase in interest income. The total average balance of securities for the year ended December 31, 2017 increased by

$8.9 million, or 9%, from the year ended December 31, 2016, as a result of purchases. The total yield in earnings assets decreased to 4.25% at December 31, 2017 compared to 4.31% at December 31, 2016. The decrease in yield was primarily driven by a decrease in yields on commercial real estate loans and commercial business loans.
Interest expense for the year ended December 31, 2017, increased by $4.9 million, or 42%, compared to interest expense for 2016 due to an increase in volume and increases in rates on interest bearing deposits driven by promotional rate increases to remain competitive in the market place. The weighted average cost of deposits increased 20 basis points to 1.06% due to an increase in market rates and our desire to attract additional deposits. The weighted average cost of borrowed money decreased by 9 basis points to 2.10%. Average interest bearing liabilities for the year ended December 31, 2017, increased by $258.8 million, or 23%, from the year ended December 31, 2016, primarily due to higher average balances of  $109.0 million in time deposits, $87.6 million in money market accounts and $30.4 million in borrowed money.
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
Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential
The following table below presents the average balances and yields earned on interest-earning assets and average balances and weighted average rates paid on our funding liabilities for the year ended December 31, 2017 and 2016.

	Years Ended December 31,
	2017			2016			2015
	Average Balance	Interest	Yield/ Rate(5)	Average Balance	Interest	Yield/ Rate(5)	Average Balance	Interest	Yield/ Rate(5)
	(Dollars in thousands)
Assets:
Cash and fed funds sold	$85,308	$790	0.93%	$41,838	$173	0.41%	$39,632	$98	0.25%
Securities(1)	108,775	3,830	3.52	99,905	3,046	3.05	59,009	2,243	3.80
Loans:
Commercial real estate	907,223	41,638	4.53	772,890	36,572	4.65	613,961	30,058	4.81
Residential real estate	180,287	6,323	3.51	179,096	6,410	3.58	174,527	6,280	3.60
Construction(2)	107,752	5,195	4.75	100,611	4,602	4.50	76,292	3,504	4.53
Commercial business	253,868	12,981	5.04	185,523	9,791	5.19	156,039	8,088	5.11
Home equity	14,057	660	4.70	14,951	621	4.16	17,163	648	3.78
Consumer	1,227	44	3.62	1,560	81	5.17	2,350	114	4.85
Total loans	1,464,414	66,841	4.50	1,254,631	58,077	4.55	1,040,332	48,692	4.62
Federal Home Loan Bank stock	8,486	337	3.97	7,366	255	3.46	6,715	168	2.50
Total earning assets	1,666,983	$71,798	4.25%	1,403,740	$61,551	4.31%	1,145,688	$51,201	4.41%
Other assets	60,904			54,580			60,191
Total assets	$1,727,887			$1,458,320			$1,205,879
Liabilities and shareholders’ equity:
Interest -bearing liabilities:
NOW	$57,712	$93	0.16%	$56,123	$109	0.19%	$55,696	$62	0.11%
Money market	404,848	3,427	0.85	317,210	1,836	0.58	263,900	1,411	0.53
Savings	102,915	763	0.74	72,800	315	0.43	96,841	693	0.72
Time	633,260	8,411	1.33	524,237	6,040	1.15	365,179	3,515	0.96
Total interest-bearing deposits	1,198,735	12,694	1.06	970,370	8,300	0.86	781,616	5,681	0.73
Borrowed money	194,875	4,143	2.10	164,450	3,598	2.19	129,390	2,285	1.77
Total interest-bearing liabilities	1,393,610	$16,837	1.21%	1,134,820	$11,898	1.05%	911,006	$7,966	0.87%
Noninterest-bearing deposits	169,250			172,098			154,950
Other liabilities	10,098			13,271			6,370
Total liabilities	1,572,958			1,320,189			1,072,326
Shareholders’ equity	154,929			138,131			133,553
Total liabilities and shareholders’ equity	$1,727,887			$1,458,320			$1,205,879
Net interest income(3)		$54,961			$49,653			$43,235
Interest rate spread			3.04%			3.26%			3.54%
Net interest margin(4)			3.30%			3.54%			3.77%

(1)
Average balances and yields for securities are based on amortized cost.

(2)
Includes commercial and residential real estate construction loans.

(3)
The adjustment for securities and loans taxable equivalency was $597 thousand, $561 thousand and $447 thousand, respectively, for the years ended December 31, 2017, 2016 and 2015. Tax exempt income was converted to a fully taxable equivalent basis at a 30 percent tax rate for 2017, 2016 and 2015.

(4)
Net interest income as a percentage of total earning assets.

(5)
Yields are calculated using the contractual day count convention for each respective product type.

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
	Year Ended December 31, 2017 vs 2016 Increase (Decrease)			Year Ended December 31, 2016 vs 2015 Increase (Decrease)
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest and dividend income:
Cash and fed funds sold	$281	$336	$617	$5	$70	75
Securities	286	498	784	1,315	(512)	803
Loans:
Commercial real estate	6,206	(1,140)	5,066	7,523	(1,009)	6,514
Residential real estate	42	(129)	(87)	164	(34)	130
Construction	337	256	593	1,110	(12)	1,098
Commercial business	3,513	(323)	3,190	1,550	153	1,703
Home equity	(38)	77	39	(88)	61	(27)
Consumer	(15)	(22)	(37)	(40)	7	(33)
Total loans	10,045	(1,281)	8,764	10,219	(834)	9,385
Federal Home Loan Bank stock	42	40	82	17	70	87
Total change in interest and dividend income	10,654	(407)	10,247	11,556	(1,206)	10,350
Interest expense:
Deposits:
NOW	3	(19)	(16)	1	46	47
Money market	594	997	1,591	302	123	425
Savings	164	284	448	(146)	(232)	(378)
Time	1,366	1,005	2,371	1,739	786	2,525
Total deposits	2,127	2,267	4,394	1,896	723	2,619
Borrowed money	654	(109)	545	698	615	1,313
Total change in interest expense	2,781	2,158	4,939	2,594	1,338	3,932
Change in net interest income	$7,873	$(2,565)	$5,308	$8,962	$(2,544)	$6,418

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
Under accounting standards for business combinations, acquired loans are recorded at fair value with no loan loss allowance on the date of acquisition. A provision for loan losses will be recorded for the emergence of new probable and estimable losses on acquired loans which were not impaired as of the acquisition date. As of and for the year ended December 31, 2017, there was a $56 thousand provision or allowance for loan losses related to the loan portfolio that we acquired.

The provision for loan losses for the year ended December 31, 2017 was $1.3 million compared to a $3.9 million provision for loan losses for the year ended December 31, 2016. The lower 2017 provision for loan losses is attributable to an update to the allowance methodology and underlying loan loss assumptions, incorporating the most recent industry and product loss trends.
Noninterest Income
Noninterest income is a component of our revenue and is comprised primarily of fees generated from loan and deposit relationships with our customers, fees generated from sales and referrals of loans, income earned on bank-owned life insurance and gains on sales of investment securities. The following table compares noninterest income for the years ended December 31, 2017, 2016 and 2015.
	Years Ended December 31,			2017/2016 Change		2016/2015 Change
	2017	2016	2015	$	%	$	%
	(Dollars in thousands)
Gains and fees from sales of loans	$1,427	$466	$1,113	$961	206%	$(647)	(58)%
Bank owned life insurance	1,170	693	727	477	69	(34)	(5)
Service charges and fees	1,007	963	933	44	5	30	3
Net gain (loss) on sale of available for sale securities	165	(115)	—	280	243	(115)	100
(Loss) gain on sale of foreclosed real estate	(78)	128	—	(206)	(161)	128	100
Other	938	541	711	397	73	(170)	(24)
Total noninterest income	$4,629	$2,676	$3,484	$1,953	73%	$(808)	(23)%

Year ended December 31, 2017 compared to year ended December 31, 2016
Noninterest income totaled $4.6 million for the year ended December 31, 2017, compared to $2.7 million for the year ended December 31, 2016. This increase was primarily driven by income earned from the Company’s additional purchases of Bank Owned Life Insurance, an increase in the gains and fees from the sales of loans and rental income from the headquarters building acquired in the fourth quarter of 2016.
Gains and fees from sales of loans.   Loan sales are dependent on sales volume. During the year ended December 31, 2017, the Company recorded $0.4 million in gains on the sale of  $18.0 million of loans and $1.0 million as a result of recording servicing assets relating to loans in which the Company retains the servicing rights and liabilities. For the year ended December 31, 2016, gains and fees from sales of loans totaled $0.5 million on the sale of  $7.4 million of loans.
Bank Owned Life Insurance.   Income earned on bank-owned life insurance increased $477 thousand, or 69%, from December 31, 2016 compared to December 31, 2017 due to income earned from the Company’s additional purchase of Bank Owned Life Insurance.
Service charges and fees.   We earn fees from our customers for deposit-related services. For the year ended December 31, 2017, service charges and fees totaled $1.0 million. The increase of  $44 thousand, or 5%, over the year ended December 31, 2016 was primarily due to growth in deposits.
Gain on sale of foreclosed real estate.   During the year ended December 31, 2017, the Company recorded $0.1 million in losses on the sale of foreclosed real estate. The Company recorded $0.1 million in gains on the sale of foreclosed real estate in 2016.
Other.   We recorded other income of  $938 thousand during the year ended December 31, 2017, an increase of  $397 thousand compared to the year ended December 31, 2016. The increase is primarily related to rental income earned from the headquarters building acquired in the fourth quarter of 2016.
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
Noninterest Expense
The following table compares noninterest expense for the years ended December 31, 2017, 2016 and 2015.
	Years Ended December 31,			2017/2016 Change		2016/2015 Change
	2017	2016	2015	$	%	$	%
	(Dollars in thousands)
Salaries and employee benefits	$16,284	$15,655	$15,736	$629	4%	$(81)	(1)%
Occupancy and equipment	6,165	5,811	5,341	354	6	470	9
Professional services	2,072	1,654	1,447	418	25	207	14
Data processing	1,866	1,603	1,523	263	16	80	5
Marketing	1,193	948	985	245	26	(37)	(4)
FDIC insurance	1,116	660	672	456	69	(12)	(2)
Director fees	912	859	951	53	6	(92)	(10)
Amortization of intangibles	118	151	196	(33)	(22)	(45)	(23)
Foreclosed real estate	70	157	168	(87)	(55)	(11)	(7)
Merger and acquisition related expenses	—	—	2	—	—	(2)	(100)
Other	2,727	2,046	2,150	681	33	(104)	(5)
Total noninterest expense	$32,523	$29,544	$29,171	$2,979	10%	$373	1%

Year ended December 31, 2017 compared to year ended December 31, 2016
Noninterest expense was $32.5 million for the year ended December 31, 2017, compared to $29.5 million for the year ended December 31, 2016. The increase of  $3.0 million, or 10%, was primarily driven by an increase in salaries and employee benefits, occupancy and equipment expenses, professional services and other expenses related to growth and strategic initiatives.

Salaries and employee benefits.   Salaries and employee benefit costs are the largest component of noninterest expense and include employee payroll expense, equity and non-equity incentive compensation, health insurance, benefit plans and payroll taxes. Salaries and employee benefits increased by $0.6 million, or 4%, for the year ended December 31, 2017 compared to the year ended December 31, 2016, largely reflecting an increase in full time equivalent employees. Average full time equivalent employees totaled 134 at December 31, 2017 compared to 124 at December 31, 2016.
Occupancy and equipment.   Rent, depreciation and maintenance costs comprise the majority of occupancy and equipment expenses, which increased by $354 thousand, or 6%, for the year ended December 31, 2017, compared to the year ended December 31, 2016. The increase was driven by increases in IT related expenses, one time charges relating to back office consolidation activity and maintenance costs for our headquarters building acquired in the fourth quarter of 2016.
Professional services.   Professional services include legal, audit and professional fees paid to external parties. For the year ended December 31, 2017 professional services increased by $418 thousand, or 25%, compared to the year ended December 31, 2016. The increase in the 2017 expense is primarily driven by increased fees paid for internal and external audit, and consulting services to support the overall growth of the business.
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
Income Taxes
Income tax expense for the years ended December 31, 2017, 2016 and 2015 totaled $11.3 million, $6.0 million and $4.8 million, respectively. The effective tax rates for the years ended December 31, 2017, 2016 and 2015, were 45.0%, 32.6% and 34.9%, respectively. The increase in the effective tax rate for the year ended December 31, 2017 is primarily due to the Tax Cuts and Jobs Act of 2017, which resulted in a $3.3 million write-down of the Company’s deferred tax asset which was recognized as a direct increase to income tax expense.
Our net deferred tax asset at December 31, 2017, was $4.9 million, compared to $9.1 million, at December 31, 2016. The decrease in the deferred tax asset at December 31, 2017 is primarily a result of the tax law changes enacted in late 2017, for which the Company recognized a write-down of its deferred tax asset in the amount of  $3.3 million.

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
Financial Condition
Summary
Total assets at December 31, 2017 were $1.8 billion, an increase of  $167.7 million, or 10%, from the December 31, 2016 balance of  $1.6 billion. This increase was primarily due to strong organic loan growth. Loans were $1.5 billion at December 31, 2017, up by $177.0 million from December 31, 2016.
Total liabilities at December 31, 2017 were $1.6 billion, an increase of  $152.6 million from the December 31, 2016 balance of  $1.5 billion. This increase was primarily due to an increase in deposits and advances from the Federal Home Loan Bank. Shareholders’ equity totaled $161.0 million at December 31, 2017, an increase of  $15.1 million from December 31, 2016, largely due to net income of  $13.8 million and increases in capital due to stock-based compensation and proceeds from the exercise of stock options and warrants, offset by cash dividends declared. The Bank exceeded the regulatory minimum capital levels to be considered well-capitalized with total risk-based capital of 12.19%, tier 1 risk-based capital of 10.99% and tier 1 capital to average assets ratio of 9.61% at December 31, 2017.
Loan Portfolio
The following table compares the composition of our loan portfolio for the dates indicated:
	2017		2016		Change
	Total	%	Total	%
	(In thousands)
Real estate loans:
Residential	$193,524	12.54%	$195,729	14.33%	$(2,205)
Commercial	987,242	63.98	845,322	61.89	141,920
Construction	101,636	6.59	107,441	7.86	(5,805)
	1,282,402	83.11	1,148,492	84.08	133,910
Commercial business	259,995	16.85	215,914	15.81	44,081
Consumer	619	0.04	1,533	0.11	(914)
Total loans	$1,543,016	100.00%	$1,365,939	100.00%	$177,077

Primary loan categories
Residential real estate.   Residential real estate loans decreased by $2.2 million, or 1.1% at December 31, 2017 compared to December 31, 2016 and amounted to $193.5 million, representing 13% of total loans at December 31, 2017. In the fourth quarter of 2017 management made the strategic decision to no longer originate residential mortgage loans. We originated residential real estate mortgages for our loan portfolio and for sale in the secondary market. Loans may be sold with servicing retained or released. The mix and volume of residential mortgage loan originations varied in response to changes in market interest rates and customer preferences. During the years ended December 31, 2017 and 2016, the majority of our mortgage originations were comprised of adjustable-rate loans for our loan portfolio.
Interest only adjustable-rate mortgage loans comprise 33% of residential real estate loans and 4% of total loans. These loans are underwritten to the same standards as amortizing residential mortgage loans and generally have the same risk profile. We do not believe that these loans present any special risk due, in part, to good borrower demographics (geographic location and per capita income).

Commercial real estate.   Commercial real estate loans were $987.2 million and represented 64% of our total loan portfolio, at December 31, 2017, a net increase of  $141.9 million, or 17%, from December 31, 2016. Commercial real estate loan growth during these periods largely reflects strong production from experienced relationship managers in the marketplace and the ability to source quality opportunities, and enhanced lending to existing customers. Commercial real estate loans are secured by a variety of property types, including office buildings, retail facilities, commercial mixed use and multi-family dwellings.
Commercial business.   Commercial business loans were $260.0 million and represented 17% of our total loan portfolio at December 31, 2017, compared to $215.9 million and 16%, of the total portfolio at December 31, 2016. Growth in our commercial business loans largely reflects our commitment to this segment, including small business lending. Commercial business loans primarily provide working capital, equipment financing, financing for leasehold improvements and financing for expansion and are generally secured by assignments of corporate assets, real estate and personal guarantees of the business owners.
Construction.   Construction loans were $101.6 million at December 31 2017, down by $5.8 million from December 31, 2016, with $92.7 million attributable to commercial construction and $8.9 million attributable to residential construction. Construction loans totaled $107.4 million at December 31, 2016, of which $103.2 million were commercial construction and $4.2 million were residential construction. Commercial construction loans consist of commercial development projects, such as condominiums, apartment building and single-family subdivisions as well as office buildings, retail and other income producing properties and land loans, while residential construction loans are to individuals to finance the construction of residential dwellings for personal use.
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
The following table presents an analysis of the maturity of our commercial real estate, commercial construction and commercial business loan portfolios as of December 31, 2017.
	December 31, 2017
	Commercial Real Estate	Commercial Construction	Commercial Business	Total
	(In thousands)
Amounts due:
One year or less	$27,710	$29,355	$19,944	$77,009
After one year:
One to five years	252,223	35,155	112,565	399,943
Over five years	707,309	28,140	127,486	862,935
Total due after one year	959,532	63,295	240,051	1,262,878
Total	$987,242	$92,650	$259,995	$1,339,887

The following table presents an analysis of the interest rate sensitivity of our commercial real estate, commercial construction and commercial business loan portfolios due after one year as of December 31, 2017.
	December 31, 2017
	Adjustable Interest Rate	Fixed Interest Rate	Total
	(In thousands)
Commercial real estate	$305,107	$654,425	$959,532
Commercial construction	21,853	41,442	63,295
Commercial business	142,563	97,488	240,051
Total loans due after one year	$469,523	$793,355	$1,262,878

Asset Quality
We actively manage asset quality through our underwriting practices and collection operations. Our board of directors monitors credit risk management through two committees, the Directors Loan

Committee (DLC) and the Audit Committee. The DLC has primary oversight responsibility for the credit granting function including approval authority for credit granting policies, review of management’s credit granting activities and approval of large exposure credit requests. The Audit Committee oversees management’s systems and procedures to monitor the credit quality of our loan portfolio and the loan review program. These committees report the results of their respective oversight functions to our Board of Directors. In addition, our Board of Directors receives information concerning asset quality measurements and trends on a monthly basis. While we continue to adhere to prudent underwriting standards, our loan portfolio is not immune to potential negative consequences arising as a result of general economic weakness such as, a prolonged downturn in the housing market on a national scale. Decreases in real estate values could adversely affect the value of property used as collateral for loans. In addition, adverse changes in the economy could have a negative effect on the ability of borrowers to make scheduled loan payments, which would likely have an adverse impact on earnings.
The Company has established credit policies applicable to each type of lending activity in which it engages. The Company evaluates the creditworthiness of each customer and extends credit of up to 80% of the market value of the collateral, depending on the borrowers’ creditworthiness and the type of collateral. The borrower’s ability to service the debt is monitored on an ongoing basis. Real estate is the primary form of collateral. Other important forms of collateral are business assets, time deposits and marketable securities. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment to be based on the borrower’s ability to generate continuing cash flows. In the fourth quarter of 2017 management made the strategic decision to no longer originate residential mortgage loans. The Company’s policy for residential lending allowed that, generally, the amount of the loan may not exceed 80% of the original appraised value of the property. In certain situations, the amount may have exceeded 80% LTV either with private mortgage insurance being required for that portion of the residential loan in excess of 80% of the appraised value of the property or where secondary financing is provided by a housing authority program second mortgage, a community’s low/moderate income housing program, a religious or civic organization. Private mortgage insurance may have been required for that portion of the residential first mortgage loan in excess of 80% of the appraised value of the property.
Credit risk management involves a partnership between our relationship managers and our credit approval, portfolio management, credit administration and collections personnel. Disciplined underwriting, portfolio monitoring and early problem recognition are important aspects of maintaining our high credit quality standards and low levels of nonperforming assets since our inception in 2002.
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
Under the accounting model for acquired loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield”, is accreted into interest income over the life of the loans. Accordingly, acquired loans are not subject to classification as nonaccrual in the same manner as originated loans. Rather, acquired loans are considered to be accruing loans because their interest income relates to the accretable yield recognized and not to contractual interest payments. The excess of the loan’s contractually required payments over the cash flows expected to be collected is the nonaccretable difference. As such, charge-offs on acquired loans are first applied to the nonaccretable difference and then to any allowance for loan losses recognized subsequent to the acquisition. A decrease in expected cash flows in subsequent periods may indicate that the loan pool is impaired, which would require the establishment of an allowance for loan losses by a charge to the provision for loan losses.

Nonperforming Assets.   Nonperforming assets include nonaccrual loans and property acquired through foreclosures or repossession. The following table presents nonperforming assets and additional asset quality data for the dates indicated:
	At December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Nonaccrual loans:
Real estate loans:
Residential	$1,590	$1,612	$1,365	$—	$1,003
Commercial	3,371	446	1,264	3,220	—
Commercial business	520	538	1,160	—	—
Consumer	—	341	2	142	—
Total non accrual loans	5,481	2,937	3,791	3,362	1,003
Property acquired through foreclosure or repossession, net	—	272	1,248	950	829
Total nonperforming assets	$5,481	$3,209	$5,039	$4,312	$1,832
Nonperforming assets to total assets	0.31%	0.20%	0.38%	0.39%	0.23%
Nonaccrual loans to total loans	0.36%	0.22%	0.33%	0.36%	0.16%
Total past due loans to total loans	1.67%	0.47%	0.51%	0.86%	0.73%
Nonperforming assets totaled $5.5 million and represented 0.31% of total assets at December 31, 2017, compared to $3.2 million and 0.20% of total assets at December 31, 2016.
Nonaccrual loans totaled $5.5 million at December 31, 2017, an increase of  $2.5 million from December 31, 2016. There was no foreclosed real estate on the balance sheet at December 31, 2017, representing a decrease of  $0.3 million compared to December 31, 2016, as a result of sales of foreclosed real estate during 2017.
Nonaccrual Loans.   Loans greater than 90 days past due are put on nonaccrual status (excluding certain acquired credit impaired loans). Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful. Interest previously accrued, but uncollected, is reversed against current period income. Subsequent payments are recognized on the cash basis or principal recapture basis depending on a number of factors including probability of collection and if impairment is identified. A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt. Total nonaccrual loans were $5.5 million at December 31, 2017.
At December 31, 2017 and 2016, there were no commitments to lend additional funds to any borrower on nonaccrual status, respectively.
Lost interest income on originated loans that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the years ended December 31, 2017, 2016 and 2015 was $174 thousand, $17 thousand and $25 thousand, respectively. The amount of actual interest income recognized on these loans was $68 thousand, $74 thousand and $43 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.
Past Due Loans.   When a loan is 15 days past due, the Company sends the borrower a late notice. The Company also contacts the borrower by phone if the delinquency is not corrected promptly after the notice has been sent. When the loan is 30 days past due, the Company mails the borrower a letter reminding the borrower of the delinquency, and attempts to contact the borrower personally to determine the reason for the delinquency and ensure the borrower understands the terms of the loan. If necessary, subsequent delinquency notices are issued and the account will be monitored on a regular basis thereafter. By the 90th day of delinquency, the Company will send the borrower a final demand for payment or may take other appropriate legal action. A summary report of all loans 30 days or more past due is provided to the Board of Directors of the Company each month. A loan may be considered for return to accrual status when timely payments are made for a period of at least six months (one year for loans providing for quarterly or semi-annual payments) by the borrower in accordance with the contractual terms.
The following table presents past due loans as of December 31, 2017 and 2016:
	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due
	(In thousands)
As of December 31, 2017
Originated Loans
Residential real estate	$1,092	$2,244	$969	$4,305
Commercial real estate	9,529	4,116	1,444	15,089
Commercial business	4,223	—	142	4,365
Total originated loans	14,844	6,360	2,555	23,759
Acquired Loans
Residential real estate	156	—	192	348
Commercial real estate	499	—	630	1,129
Commercial business	95	162	339	596
Consumer	3	—	2	5
Total acquired loans	753	162	1,163	2,078
Total loans	$15,597	$6,522	$3,718	$25,837
As of December 31, 2016
Originated Loans
Residential real estate	$—	$173	$969	$1,142
Commercial real estate	147	1,848	302	2,297
Commercial business	—	—	378	378
Total originated loans	147	2,021	1,649	3,817
Acquired Loans
Residential real estate	—	—	453	453
Commercial real estate	866	722	143	1,731
Commercial business	99	249	—	348
Consumer	6	—	—	6
Total acquired loans	971	971	596	2,538
Total loans	$1,118	$2,992	$2,245	$6,355

Total delinquencies increased $19.5 million from December 31, 2016 to December 31, 2017. The increase in delinquencies is due to several factors, including general growth in the portfolio as well as administrative delays in legal and collections proceedings around loans where the bank believes the underlying collateral value is sufficient to repay the outstanding loan amounts.
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
Restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan. Loans which are already on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers such loans for return to accruing status. Accruing restructured loans are placed into nonaccrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term. Except for four non-accrual loans totaling $553 thousand, all TDRs at December 31, 2017 were performing in compliance under their modified terms and therefore, were on accrual status.
The following table presents information on troubled debt restructured loans:
	December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Accruing troubled debt restructured loans:
Residential real estate	$2,957	$69	$944	$2,057	$961
Commercial real estate	51	402	4,518	216	—
Commercial business	1,346	893	779	1,338	642
Accruing troubled debt restructured loans	4,354	1,364	6,241	3,611	1,603
Nonaccrual troubled debt restructured loans:
Commercial real estate	334	—	970	—	—
Commercial business	219	66	90	—	—
Nonaccrual troubled debt restructured loans	553	66	1,060	—	—
Total troubled debt restructured loans	$4,907	$1,430	$7,301	$3,611	$1,603

As of December 31, 2017 and 2016, loans classified as troubled debt restructurings totaled $4.9 million and $1.4 million, respectively. The $4.9 million balance at December 31, 2017 consists of 15 loans. The $1.4 million balance at December 31, 2016 consisted of 10 loans.
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
Allowance for Loan Losses
We evaluate the adequacy of the allowance at least quarterly, and in determining our allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of our allowance for loan losses is based on internally assigned risk classifications of loans, the Bank’s and peer banks’ historical loss experience, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. See additional discussion regarding our allowance for loan losses under the caption “Critical Accounting Policies and Estimates.”

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
The following table presents the activity in our allowance for loan losses and related ratios:
	December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$17,982	$14,169	$10,860	$8,382	$7,941
Charge-offs:
Residential real estate	—	—	—	—	—
Commercial real estate	—	—	—	—	(166)
Construction	—	(7)	—	(100)	—
Commercial business	(521)	(69)	(15)	—	—
Consumer	(51)	(35)	(15)	(3)	(4)
Total charge-offs	(572)	(111)	(30)	(103)	(170)
Recoveries:
Residential real estate	146	—	—	—	—
Consumer	3	10	9	425	26
Commercial Business	4	—	100	4	—
Total recoveries	153	10	109	429	26
Net (charge-offs) recoveries	(419)	(101)	79	326	(144)
Provision charged to earnings	1,341	3,914	3,230	2,152	585
Balance at end of period	$18,904	$17,982	$14,169	$10,860	$8,382
Net charge-offs (recoveries) to average loans	0.03%	0.01%	(0.01%)	(0.05%)	0.03%
Allowance for loan losses to total loans	1.23%	1.32%	1.23%	1.17%	1.33%

At December 31, 2017, our allowance for loan losses was $18.9 million and represented 1.23% of total loans, compared to $18.0 million and 1.32% of total loans, at December 31, 2016. The decrease in the ratio of allowance for loan losses to total loans is driven by an update to the Company’s Allowance for Loan Losses methodology and underlying assumptions, incorporating the most recent industry, peer and product loss trends. The change in loan loss reserve methodology was deemed necessary, in part, because a large portion of loans in our loan portfolio and of our lending relationships are of relatively recent origin. For the years ended December 31, 2017, 2016 and 2015, the provision for loan losses charged to earnings totaled $1.3 million, $3.9 million and $3.2 million, respectively. Net charge-offs for the year ended December 31, 2017 were $419 thousand and represented 0.03% of average loans, primarily reflecting $517 thousand of net charge-offs of commercial business loans. For the year ended December 31, 2016, net charge offs were $101 thousand and represented 0.01% of average loans, primarily reflecting $69 thousand of charge-offs of commercial business loans.

The carrying amount of total impaired loans at December 31, 2017 was $14.9 million. This compares to a carrying amount of  $4.8 million for total impaired loans at December 31, 2016. The amount of allowance for loan losses related to impaired loans was $955 thousand and $418 thousand, respectively, at December 31, 2017 and 2016.
The following tables present the allocation of the allowance for loan losses and the percentage of these loans to total loans:
	At December 31,
	2017		2016		2015
	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
	(Dollars in thousands)
Residential real estate	$1,721	12.54%	$1,802	14.33%	$1,618	16.83%
Commercial real estate	12,777	63.98	9,415	61.89	7,705	60.79
Construction	907	6.59	2,105	7.86	1,504	7.17
Commercial business	3,498	16.85	4,283	15.81	3,334	15.06
Consumer	1	0.04	377	0.11	8	0.15
Total allowance for loan losses	$18,904	100.00%	$17,982	100.00%	$14,169	100.00%

	At December 31,
	2014		2013
	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
	(Dollars in thousands)
Residential real estate	$1,636	20.78%	$1,500	26.86%
Commercial real estate	5,480	56.06	3,616	50.08
Construction	1,102	6.80	1,032	8.16
Commercial business	2,638	16.05	2,225	14.80
Consumer	4	0.31	9	0.10
Total allowance for loan losses	$10,860	100.00%	$8,382	100.00%

The allocation of the allowance for loan losses at December 31, 2017 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the allowance for loan losses at December 31, 2017 is appropriate to cover probable losses.
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

The amortized cost and fair value of investment securities as of the dates indicated are presented in the following table:
	December 31,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. Government and agency obligations	$73,024	$72,774	$62,457	$62,698	$7,239	$7,143
State agency and municipal obligations	11,959	12,277	14,495	14,763	17,060	17,504
Corporate bonds	7,096	7,137	10,167	10,290	11,256	11,437
Government mortgage-backed securities	—	—	—	—	4,400	4,497
Total securities available for sale	$92,079	$92,188	$87,119	$87,751	$39,955	$40,581
Securities held to maturity:
State agency and municipal obligations	20,465	21,717	15,710	15,710	9,026	9,026
Corporate bonds	1,000	995	1,000	977	1,000	981
Government mortgage-backed securities	114	124	149	164	200	221
Total securities held to maturity	$21,579	$22,836	$16,859	$16,851	$10,226	$10,228

At December 31, 2017, the carrying value of our investment securities portfolio totaled $113.8 million and represented 6% of total assets, compared to $104.6 million and 6% of total assets at December 31, 2016. This increase of  $9.2 million primarily reflects purchases.
The net unrealized gain position on our investment portfolio at December 31, 2017 and 2016 was $1.4 million and $624 thousand, respectively and included gross unrealized losses of  $292 thousand and $200 thousand, respectively, as of December 31, 2017 and 2016. The gross unrealized losses at December 31, 2017 and 2016 were concentrated in U.S. Government and agency obligations and state agency and municipal obligations reflecting interest rate fluctuation. At December 31, 2017, we determined that there had been no deterioration in credit quality subsequent to purchase and believe that all unrealized losses are temporary. All of our investment securities are investment grade.

The following tables summarize the amortized cost and weighted average yield of debt securities in our investment securities portfolio as of December 31, 2017 and 2016, based on remaining period to contractual maturity. Information for mortgage-backed securities is based on the final contractual maturity dates without considering repayments and prepayments.
	Due Within 1 Year		Due 1 – 5 Years		Due 5 – 10 Years		Due After 10 Years
At December 31, 2017	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
	(In thousands)
Securities available for sale:
U.S. Government and agency obligations	$—	—%	$13,000	1.90%	$100	2.50%	$59,924	2.48%
State agency and municipal obligations	—	—	2,873	2.70	7,386	3.54	1,700	3.36
Corporate bonds	—	—	7,096	2.46	—	—	—	—
Total securities available for sale	$—	—%	$22,969	2.17%	$7,486	3.53%	$61,624	2.50%
Securities held to maturity:
State agency and municipal obligations	$198	4.90%	$3,880	4.08%	$—	—%	$16,387	5.03%
Corporate bonds	—	—	1,000	2.23	—	—	—	—
Government mortgage-backed securities	—	—	—	—	—	—	114	5.35
Total securities held to maturity	$198	4.90%	$4,880	3.70%	$—	—%	$16,501	5.04%

	Due Within 1 Year		Due 1 – 5 Years		Due 5 – 10 Years		Due After 10 Years
At December 31, 2016	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
	(In thousands)
Securities available for sale:
U.S. Government and agency obligations	$—	—%	$62,357	1.99%	$—	—%	$100	2.50%
State agency and municipal obligations	—	—	827	2.68	8,045	3.54	5,623	4.03
Corporate bonds	2,022	4.78	8,145	2.43	—	—	—	—
Total securities available for sale	$2,022	4.78%	$71,329	2.05%	$8,045	3.54%	$5,723	4.00%
Securities held to maturity:
State agency and municipal obligations	$—	—%	$2,135	3.02%	$—	—%	$13,575	4.96%
Corporate bonds	—	—	1,000	2.00	—	—	—	—
Government mortgage-backed securities	—	—	—	—	—	—	149	5.32
Total securities held to maturity	$—	—%	$3,135	2.70%	$—	—%	$13,724	4.96%

Bank Owned Life Insurance or BOLI
BOLI amounted to $39.6 million as of December 31, 2017. The purchase of life insurance policies results in an income-earning asset on our consolidated balance sheet that provides monthly tax-free income to us. We expect to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. BOLI is included in our Consolidated Balance Sheets at its cash surrender value. Increases in the cash surrender value are reported as a component of noninterest income in our Consolidated Statements of Income.
Deposit Activities and Other Sources of Funds
Our sources of funds include deposits, brokered certificates of deposit, FHLB borrowings, subordinated debt and proceeds from the sales, maturities and payments of loans and investment securities.

Total deposits represented 78% of our total assets at December 31, 2017. While scheduled loan and securities repayments are a relatively stable source of funds, loan and investment security prepayments and deposit inflows are influenced by prevailing interest rates and local economic conditions and are inherently uncertain.
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
The following table sets forth the composition of our deposits for the dates indicated:
	At December 31,
	2017			2016
	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$172,638	12.35%	—%	$187,593	14.55%	—%
NOW	58,942	4.21	0.16	53,950	4.19	0.19
Money market	451,804	32.31	0.85	349,131	27.09	0.58
Savings	83,758	5.99	0.74	96,502	7.48	0.43
Time	631,263	45.14	1.33	601,861	46.69	1.15
Total deposits	$1,398,405	100.00%	1.06%	$1,289,037	100.00%	0.86%

Total deposits were $1.4 billion at December 31, 2017, an increase of  $109.4 million, or 8%, from December 31, 2016.
Time deposits, excluding CDARS and brokered deposits, increased by $43.3 million, or 8%, from year-end 2016, reflecting increased volume driven by promotional rates. Time deposits, excluding CDARS and brokered deposits were $586.9 million at December 31, 2017 compared to the December 31, 2016 balance of  $543.7 million and CDARS and brokered deposits were $44.3 million at December 31, 2017 compared to $58.2 million at December 31, 2016.
During 2017, money market accounts increased $102.7 million, or 29%, reflecting promotions for our premium money market accounts. Noninterest bearing demand deposits decreased $15.0 million, or 8%, and NOW accounts increased $5.0 million, or 9%. Savings accounts were $83.8 million at December 31, 2017, down by $12.7 million, or 13%, from December 31, 2016.

At December 31, 2017 and 2016, time deposits, excluding CDARS and brokered deposits, with a denomination of  $100 thousand or more totaled $463.3 million and $438.7 million, respectively, maturing during the periods indicated in the table below:
	December 31,
	2017	2016
	(Dollars in thousands)
Maturing:
Within 3 months	$45,263	$54,546
After 3 but within 6 months	95,989	80,091
After 6 months but within 1 year	142,380	81,205
After 1 year	179,655	222,877
Total	$463,287	$438,719

The Bank is a member of the FHLB, which is part of a twelve district Federal Home Loan Bank System. Members are required to own capital stock of the FHLB, and borrowings are collateralized by qualifying assets not otherwise pledged (principally single-family residential mortgage loans and securities). The maximum amount of credit that the FHLB will extend varies from time to time, depending on its policies and the amount of qualifying collateral the member can pledge. The Bank had satisfied its collateral requirement at December 31, 2017.
We utilize advances from the FHLB as part of our overall funding strategy, to meet short-term liquidity needs and to a lesser degree manage interest rate risk arising from the difference in asset and liability maturities. Total FHLB advances were $199.0 million at December 31, 2017 compared to $160.0 million at December 31, 2016. The increase of  $39.0 million reflects normal fluctuations in our borrowings.
Advances from the FHLB include short-term advances with original maturity dates of one year or less. The following table sets forth certain information concerning short-term FHLB advances as of and for the periods indicated in the following table:
	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
As of and for the period ending:
Average amount outstanding during the period	$144,800	$114,426	$80,248
Amount outstanding at end of period	174,000	135,000	75,000
Highest month end balance during the period	175,000	150,000	101,000
Weighted average interest rate at end of period	1.44%	0.73%	0.46%
Weighted average interest rate during the period	1.54%	0.69%	0.34%
The table above includes short term borrowings in a hedging relationship and excludes one long term FHLB advance of  $25 million maturing in 2020.
On August 19, 2015 the Company completed a private placement of  $25.5 million in aggregate principal amount of fixed rate subordinated notes (the “Notes”) to certain institutional investors. The Notes are non-callable for five years, have a stated maturity of August 15, 2025, and bear interest at a quarterly pay fixed rate of 5.75% per annum to the maturity date or the early redemption date.
Derivative Instruments
The Company uses interest rate swap instruments to fix the interest rate on short term FHLB borrowings, all of which are designated as cash flow hedges. The hedge strategy converts the floating rate of interest on short term FHLB advances to fixed interest rates, thereby protecting the Bank from floating interest rate variability. At December 31, 2017, the Company held derivative financial instruments with a total notional amount of  $150.0 million.

Information about derivative instruments at December 31, 2017 and 2016 was as follows:
December 31, 2017:
	Notional Amount	Original Maturity	Received	Paid	Fair Value Asset (Liability)
	(Dollars in thousands)
Cash flow hedge:
Interest rate swap on FHLB advance	$25,000	4.7 years	3-month LIBOR	1.62%	$62
Interest rate swap on FHLB advance	25,000	5.0 years	3-month LIBOR	1.83%	105
Interest rate swap on FHLB advance	25,000	5.0 years	3-month LIBOR	1.48%	398
Interest rate swap on FHLB advance	25,000	5.0 years	3-month LIBOR	1.22%	793
Interest rate swap on FHLB advance	25,000	7.0 years	3-month LIBOR	2.04%	342
Interest rate swap on FHLB advance	25,000	7.0 years	3-month LIBOR	2.04%	334
	$150,000				$2,034

December 31, 2016:
	Notional Amount	Original Maturity	Received	Paid	Fair Value Asset (Liability)
	(Dollars in thousands)
Cash flow hedge:
Interest rate swap on FHLB advance	$25,000	4.7 years	3-month LIBOR	1.62%	$(91)
Interest rate swap on FHLB advance	25,000	5.0 years	3-month LIBOR	1.83%	(138)
Interest rate swap on FHLB advance	25,000	5.0 years	3-month LIBOR	1.48%	249
Interest rate swap on FHLB advance	25,000	5.0 years	3-month LIBOR	1.22%	717
	$100,000				$737

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
The Bank has a detailed liquidity funding policy and a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity. We employ a stress testing methodology to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of  “business as usual” cash flows. The Bank has established unsecured borrowing capacity with the Atlantic Community Bankers Bank (ACBB) (formerly Bankers’ Bank Northeast) and Zion’s Bank and also maintains additional collateralized borrowing capacity with the FHLB in excess of levels used in the ordinary course of business. Our sources of liquidity include cash, unpledged investment securities, borrowings from the FHLB, lines of credit from Zion’s Bank and ACBB, and the brokered deposit market.

Capital Resources
Total shareholders’ equity was $161.0 million at December 31, 2017, compared to $145.9 million at December 31, 2016. The $15.1 million, or 10%, increase is primarily a result of net income for the year ended December 31, 2017 of  $13.8 million and increases in capital due to stock-based compensation and proceeds from the exercise of stock options and warrants, offset by cash dividends declared. The ratio of total equity to total assets was 8.96% at December 31, 2017, which compares to 8.96% at December 31, 2016. Tangible book value per common share at December 31, 2017 and 2016 was $20.59 and $18.98, respectively.
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At December 31, 2017, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At December 31, 2017, the Bank’s ratio of total common equity tier 1 capital to risk-weighted assets was 10.99%, total capital to risk-weighted assets was 12.19%, Tier 1 capital to risk-weighted assets was 10.99% and Tier 1 capital to average assets was 9.61%.
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
On January 25, 2017 the Company’s Board of Directors declared a $0.07 per share cash dividend, payable February 27, 2017 to shareholders of record on February 17, 2017. On April 26, 2017 the Company’s Board of Directors declared a $0.07 per share cash dividend, payable May 26, 2017 to shareholders of record on May 16, 2017. On July 26, 2017 the Company’s Board of Directors declared a $0.07 per share cash dividend, payable August 25, 2017 to shareholders of record on August 15, 2017. The Company’s Board of Directors declared a $0.07 per share cash dividend, payable November 27, 2017 to shareholders of record on November 17, 2017. We did not repurchase any of our common stock during the years ended December 31, 2017, 2016, or 2015.

Contractual Obligations
The following table summarizes our contractual obligations to make future payments as of December 31, 2017. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.
	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(in thousands)
Contractual Obligations:
FHLB advances	$199,000	$174,000	$25,000	$—	$—
Subordinated Debt	25,500	—	—	—	25,500
Operating lease agreements	21,723	1,808	3,440	2,498	13,977
Time deposits with stated maturity dates	631,263	391,509	238,849	905	—
Total contractual obligations	$877,486	$567,317	$267,289	$3,403	$39,477

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
Commitments to extend credit totaled $200.3 million and $168.4 million, respectively at December 31, 2017 and 2016. The following table summarizes our commitments to extend credit as of the dates indicated. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. In addition, borrowers may be required to meet certain performance requirements to continue to draw on these commitments. We manage our liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that we will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.
As of December 31, 2017
	Amount of Commitment Expiration per Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(in thousands)
Other Commitments:
Loan commitments	$112,649	$39,298	$35,372	$3,708	$34,271
Undisbursed construction loans	80,064	17,569	6,441	24,876	31,178
Unused home equity lines of credit	7,573	365	295	343	6,570
Total other commitments	$200,286	$57,232	$42,108	$28,927	$72,019

As of December 31, 2016
	Amount of Commitment Expiration per Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(in thousands)
Other Commitments:
Loan commitments	$89,825	$32,418	$37,681	$3,601	$16,125
Undisbursed construction loans	70,526	17,878	18,167	6,211	28,270
Unused home equity lines of credit	8,083	367	33	456	7,227
Total other commitments	$168,434	$50,663	$55,881	$10,268	$51,622

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
We use net interest income at risk simulation to measure the sensitivity of net interest income to changes in market rates. This simulation captures underlying product behaviors, such as asset and liability repricing dates, balloon dates, interest rate indices and spreads, rate caps and floors, as well as other behavioral attributes. The simulation of net interest income also requires a number of key assumptions such as: (i) prepayment projections for loans and securities that are projected under each interest rate scenario using internal and external mortgage analytics; (ii) new business loan rates that are based on recent new business origination experience; and (iii) deposit pricing assumptions for non-maturity deposits reflecting the Bank’s limited history, management judgment and core deposit studies. Combined, these assumptions can be inherently uncertain, and as a result, actual results may differ from simulation forecasts due to the timing, magnitude and frequency of interest rate changes, future business conditions, as well as unanticipated changes in management strategies.
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

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning December 31, 2017 and 2016:
Parallel Ramp
	Estimated Percent Change in Net Interest Income
	At December 31,
Rate Changes (basis points)	2017	2016
-100	(2.00)%	(1.60)%
+200	(4.30)	(2.23)
Parallel Shock
	Estimated Percent Change in Net Interest Income
	At December 31,
Rate Changes (basis points)	2017	2016
-100	(4.70)%	(3.36)%
+100	(3.40)	(1.86)
+200	(7.30)	(4.13)
+300	(11.50)	(6.78)
The net interest income at risk simulation results indicate that as of December 31, 2017, we remain liability sensitive. The liability sensitivity is due to the fact that there are more liabilities than assets subject to repricing as market rates change.
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
The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:
Parallel Shock
	Estimated Percent Change in Economic Value of Equity
	At December 31,
Rate Changes (basis points)	2017	2016
-100	(1.60)%	0.00%
+100	(10.10)	(9.90)
+200	(22.90)	(21.70)
+300	(32.80)	(31.30)

While ALCO reviews and updates simulation assumptions and also periodically back-tests the simulation results to ensure that the assumptions are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk or future net interest margin. Over time, the repricing, maturity and prepayment characteristics of financial instruments and the composition of our balance sheet may change to a different degree than estimated. Due to the low current level of market interest rates, the banking industry has experienced relatively strong growth in low-cost FDIC insured core deposits over the past several years. ALCO recognizes that a portion of these increased levels of low-cost balances could shift into higher yielding alternatives in the future, particularly if interest rates rise and as confidence in financial markets strengthens, and has modeled increased amounts of deposit shifts out of these low-cost categories into higher-cost alternatives in the rising rate simulation scenarios presented above.
It should be noted that the static balance sheet assumption does not necessarily reflect our expectation for future balance sheet growth, which is a function of the business environment and customer behavior. Another significant simulation assumption is the sensitivity of core deposits to fluctuations in interest rates. Income simulation results assume that changes in both core savings deposit rates and balances are related to changes in short-term interest rates. Lastly, mortgage-backed securities and mortgage loans involve a level of risk that unforeseen changes in prepayment speeds may cause related cash flows to vary significantly in differing rate environments. Such changes could affect the level of reinvestment risk associated with cash flow from these instruments, as well as their market value. Changes in prepayment speeds could also increase or decrease the amortization of premium or accretion of discounts related to such instruments, thereby affecting interest income.
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

Item 8.
Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are presented in the order shown below:
Report of Independent Registered Public Accounting Firm — As of and for the Year Ended December 31, 2017
Report of Independent Registered Public Accounting Firm — As of December 31, 2016 and for Each of the Years in the Two-Year Period Ended December 31, 2016
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors
Bankwell Financial Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Bankwell Financial Group, Inc. and its subsidiaries (the Company) as of December 31, 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ RSM US LLP
We have served as the Company’s auditor since 2017.
New Haven, Connecticut
March 30, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Bankwell Financial Group, Inc. and Subsidiary
We have audited the accompanying consolidated balance sheet of Bankwell Financial Group, Inc. and subsidiary (the “Company”) as of December 31, 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bankwell Financial Group, Inc. and subsidiary as of December 31, 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
/s/ Whittlesey PC

Hartford, Connecticut
March 9, 2017

Bankwell Financial Group, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share data)
	December 31,
	2017	2016
ASSETS
Cash and due from banks	$70,545	$96,026
Federal funds sold	186	329
Cash and cash equivalents	70,731	96,355
Available for sale investment securities, at fair value	92,188	87,751
Held to maturity investment securities, at amortized cost	21,579	16,859
Loans held for sale	—	254
Loans receivable (net of allowance for loan losses of $18,904 and $17,982 at December 31, 2017 and 2016, respectively)	1,520,879	1,343,895
Foreclosed real estate	—	272
Accrued interest receivable	5,910	4,958
Federal Home Loan Bank stock, at cost	9,183	7,943
Premises and equipment, net	18,196	17,835
Bank-owned life insurance	39,618	33,448
Goodwill	2,589	2,589
Other intangible assets	382	501
Deferred income taxes, net	4,904	9,085
Other assets	10,448	7,174
Total assets	$1,796,607	$1,628,919
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$172,638	$187,593
Interest bearing deposits	1,225,767	1,101,444
Total deposits	1,398,405	1,289,037
Advances from the Federal Home Loan Bank	199,000	160,000
Subordinated debentures	25,103	25,051
Accrued expenses and other liabilities	13,072	8,936
Total liabilities	1,635,580	1,483,024
Commitments and contingencies (Note 12)	—	—
Shareholders’ equity
Common stock, no par value; 10,000,000 shares authorized, 7,751,424 and 7,620,663 shares issued and outstanding at December 31, 2017 and 2016, respectively	118,301	115,353
Retained earnings	41,032	29,652
Accumulated other comprehensive income	1,694	890
Total shareholders’ equity	161,027	145,895
Total liabilities and shareholders’ equity	$1,796,607	$1,628,919

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
	Year Ended December 31,
	2017	2016	2015
Interest and dividend income
Interest and fees on loans	$66,841	$58,077	$48,692
Interest and dividends on securities	3,570	2,740	1,964
Interest on cash and cash equivalents	790	173	98
Total interest and dividend income	71,201	60,990	50,754
Interest expense
Interest expense on deposits	12,694	8,300	5,681
Interest on borrowings	4,143	3,598	2,285
Total interest expense	16,837	11,898	7,966
Net interest income	54,364	49,092	42,788
Provision for loan losses	1,341	3,914	3,230
Net interest income after provision for loan losses	53,023	45,178	39,558
Noninterest income
Gains and fees from sales of loans	1,427	466	1,113
Bank owned life insurance	1,170	693	727
Service charges and fees	1,007	963	933
Gain (Loss) on sale of available for sale securities, net	165	(115)	—
(Loss) Gain on sale of foreclosed real estate	(78)	128	—
Other	938	541	711
Total noninterest income	4,629	2,676	3,484
Noninterest expense
Salaries and employee benefits	16,284	15,655	15,736
Occupancy and equipment	6,165	5,811	5,341
Professional services	2,072	1,654	1,447
Data processing	1,866	1,603	1,523
Marketing	1,193	948	985
FDIC insurance	1,116	660	672
Director fees	912	859	951
Amortization of intangibles	118	151	196
Foreclosed real estate	70	157	168
Merger and acquisition related expenses	—	—	2
Other	2,727	2,046	2,150
Total noninterest expense	32,523	29,544	29,171
Income before income tax expense	25,129	18,310	13,871
Income tax expense	11,299	5,960	4,841
Net income	$13,830	$12,350	$9,030
Net income attributable to common shareholders	$13,830	$12,350	$8,905
Earnings Per Common Share:
Basic	$1.80	$1.64	$1.23
Diluted	$1.78	$1.62	$1.21
Weighted Average Common Shares Outstanding:
Basic	7,572,409	7,396,019	7,071,550
Diluted	7,670,413	7,491,052	7,140,558
Dividends per common share	$0.28	$0.22	$0.05
See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
	Year Ended December 31,
	2017	2016	2015
Net income	$13,830	$12,350	$9,030
Other comprehensive income (loss):
Unrealized (losses) gains on securities:
Unrealized holding losses on available for sale securities	(357)	(109)	(431)
Reclassification adjustment for (gain) loss realized in net income	(165)	115	—
Net change in unrealized (loss) gain	(522)	6	(431)
Income tax effect – benefit (expense)	182	(2)	192
Unrealized (losses) gains on securities, net of tax	(340)	4	(239)
Unrealized gains (losses) on interest rate swaps:
Unrealized gain (losses) on interest rate swaps designated as cash flow hedges	1,297	1,013	(89)
Tax effect – (expense) benefit	(454)	(354)	24
Unrealized gains (losses) on interest rate swaps, net of tax	843	659	(65)
Total other comprehensive income (loss), net of tax	503	663	(304)
Comprehensive income	$14,333	$13,013	$8,726

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)
	Number of Outstanding Shares	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2015	7,185,482	$10,980	$107,265	$10,434	$531	$129,210
Net income	—	—	—	9,030	—	9,030
Other comprehensive loss, net of tax	—	—	—	—	(304)	(304)
Cash dividends declared ($0.05 per share)	—	—	—	(376)	—	(376)
Preferred stock cash dividends	—	—	—	(125)	—	(125)
Redemption of SBLF preferred stock	—	(10,980)	—	—	—	(10,980)
Stock-based compensation expense	—	—	1,033	—	—	1,033
Warrants exercised	269,992	—	3,780	—	—	3,780
Issuance of restricted stock	51,800	—	—	—	—	—
Forfeitures of restricted stock	(25,573)	—	—	—	—	—
Stock options exercised	34,590	—	501	—	—	501
Balance at December 31, 2015	7,516,291	—	112,579	18,963	227	131,769
Net income	—	—	—	12,350	—	12,350
Other comprehensive income, net of tax	—	—	—	—	663	663
Cash dividends declared ($0.22 per share)	—	—	—	(1,661)	—	(1,661)
Stock-based compensation expense	—	—	1,188	—	—	1,188
Warrants exercised	11,200	—	200	—	—	200
Issuance of restricted stock	29,935	—	—	—	—	—
Forfeitures of restricted stock	(883)	—	—	—	—	—
Stock options exercised	64,120	—	1,106	—	—	1,106
Net tax benefit related to stock-based compensation	—	—	280	—	—	280
Balance at December 31, 2016	7,620,663	—	115,353	29,652	890	145,895
Net income	—		—	13,830	—	13,830
Other comprehensive income, net of tax	—	—	—	—	503	503
Cash dividends declared ($0.28 per share)	—	—	—	(2,149)	—	(2,149)
Stock-based compensation expense	—	—	917	—	—	917
Warrants exercised	35,000	—	663	—	—	663
Issuance of restricted stock	40,250	—	—	—	—	—
Forfeitures of restricted stock	(18,228)	—	—	—	—	—
Stock options exercised	73,738	—	1,368	—	—	1,368
Reclass adjustment resulting from tax law change	—	—	—	(301)	301	—
Balance at December 31, 2017	7,751,423	$—	$118,301	$41,032	$1,694	$161,027

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)
	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$13,830	$12,350	$9,030
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) amortization of premiums and discounts on investment securities	(31)	1,737	99
Provision for loan losses	1,341	3,914	3,230
Deferred income taxes	3,908	(1,104)	(966)
Net (gain) loss on sales of available for sale securities	(165)	115	—
Depreciation and amortization	1,513	1,729	1,685
Amortization of debt issuance costs	52	51	—
Increase in cash surrender value of bank-owned life insurance	(1,170)	(693)	(727)
Loan principal sold from loans originated for sale	(3,485)	(3,313)	(6,929)
Proceeds from sales of loans originated for sale	4,626	3,381	7,546
Originations of loans held for sale	—	(254)	—
Net gain on sales of loans	(1,427)	(466)	(1,113)
Stock-based compensation	917	1,188	1,033
Net accretion of purchase accounting adjustments	(80)	(136)	(104)
Loss on sale and write-downs of foreclosed real estate	128	25	184
Net change in:
Deferred loan fees	(829)	466	668
Accrued interest receivable	(952)	(887)	(748)
Other assets	(1,740)	(3,006)	(519)
Accrued expenses and other liabilities	4,136	2,275	779
Net cash provided by operating activities	20,572	17,372	13,148
Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	5,217	770	1,877
Proceeds from principal repayments on held to maturity securities	212	205	220
Net proceeds from sales and calls of available for sale securities	54,705	60,696	22,030
Net proceeds from sales and calls of held to maturity securities	5,690	—	1,000
Purchases of available for sale securities	(64,700)	(110,485)	—
Purchase of held to maturity securities	(10,609)	(6,835)	—
Purchase of bank-owned life insurance	(5,000)	(9,000)	—
Net increase in loans	(177,549)	(218,603)	(218,772)
Loan principal sold from loans not originated for sale	(14,264)	(4,069)	(23,380)
Proceeds from sales of loans not originated for sale	14,805	4,467	24,462
Purchases of premises and equipment	(1,874)	(8,401)	(938)
Purchase of Federal Home Loan Bank stock	(1,239)	(1,389)	(445)
Proceeds from sale of foreclosed real estate	144	951	400
Net cash used by investing activities	(194,462)	(291,693)	(193,546)
Cash flows from financing activities
Net change in time certificates of deposit	29,417	165,224	128,379
Net change in other deposits	79,967	76,930	83,257
Net change in FHLB advances	39,000	40,000	(9,000)
Proceeds from exercise of warrants	663	200	3,780
Proceeds from exercise of options	1,368	1,106	501
Issuance of subordinated debt	—	—	25,000
Redemption of SBLF preferred stock	—	—	(10,980)
Dividends paid on common stock	(2,149)	(1,661)	(376)
Dividends paid on preferred stock	—	—	(125)
Net tax benefit related to stock-based compensation	—	280	—
Net cash provided by financing activities	148,266	282,079	220,436
Net (decrease) increase in cash and cash equivalents	(25,624)	7,758	40,038
Cash and cash equivalents:
Beginning of year	96,355	88,597	48,559
End of period	$70,731	$96,355	$88,597
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$16,582	$11,793	$7,544
Income taxes	8,020	8,584	6,136
Noncash investing and financing activities
Loans transferred to foreclosed real estate	—	—	883
Net change in unrealized gains on available-for-sale securities	(522)	6	(430)
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
Many of the Company’s activities are with customers located in the New York Metropolitan area and throughout Fairfield and New Haven Counties and the surrounding region of Connecticut, and declines in property values in these areas could significantly impact the Company. The Company has significant concentrations in commercial real estate loans. Management does not believe they present any special risk. The Company does not have any significant concentrations in any one industry or customer.
Principles of consolidation
The consolidated financial statements include the accounts of the Company and the Bank, including its wholly owned passive investment company subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Segments
The Company has one reportable segment. All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, lending is dependent upon the ability of the Company to fund itself with deposits and borrowings while managing the interest rate and credit risk. Accordingly, all significant operating decisions are based upon analysis of the Company as one segment or unit.
Basis of consolidated financial statement presentation
The consolidated financial statements have been prepared in accordance with GAAP and general practices within the banking industry. Such policies have been followed on a consistent basis.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Investment securities in the available for sale and held-to-maturity portfolios are reviewed quarterly for other-than-temporary impairment (OTTI). If the fair value of a debt security is below amortized cost, other-than-temporary impairment is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the security. OTTI is required to be recognized regardless of the credit loss component if the Company intends to sell the security or if it is “more-likely-than-not” that the Company will be required to sell the security before recovery of its amortized cost basis. The credit loss component of an other-than-temporary impairment write-down is recorded in earnings, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided the Company does not intend to sell the underlying debt security and it is more-likely-than-not that the Company will not be required to sell the debt security prior to recovery.
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
Transfers of debt securities into the held to maturity classification from the available for sale classification are made at fair value on the date of transfer. The unrealized holding gain or loss on the date of transfer is retained in accumulated other comprehensive income and in the carrying value of the held to maturity securities. Such amounts are amortized over the remaining contractual lives of the securities. When transfers of debt securities into the available for sale classification from the held to maturity classification occur, any unrealized holding gains or losses on the transfer date are recognized in other comprehensive income
Bank Owned Life Insurance
The investment in bank owned life insurance (“BOLI”) represents the cash surrender value of life insurance policies on the lives of certain Bank employees who have provided positive consent allowing the Bank to be the beneficiary of such policies. Increases in the cash value of the policies, as well as insurance

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Loans Held For Sale
Loans held for sale are those loans which management has the intent to sell in the foreseeable future, and are carried at the lower of aggregate cost or market value. Net unrealized losses, if any, are recognized by a valuation allowance through a charge to noninterest income. Realized gains and losses on the sale of loans are recognized on the trade date and are determined by the difference between the sale proceeds and the carrying value of the loans.
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
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company — put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the transferor does not maintain effective control over the transferred assets through either (a) an agreement that both entitles and obligates the transferor to repurchase or redeem the assets before maturity or (b) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.
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
Impaired loans also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.
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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The allowance for loan losses consists of specific and general components. The specific component relates to impaired loans that are classified as doubtful, substandard or special mention. For these loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non classified loans and is based on historical loss experience, including appropriate peer data, adjusted for qualitative factors.
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
Reserve for Unfunded Commitments
The reserve for unfunded commitments provides for probable losses inherent with funding the unused portion of legal commitments to lend. The unfunded reserve calculation includes factors that are consistent with the ALLL methodology for our loan portfolio as well as a draw down factor applied to the various commitments. The reserve for unfunded credit commitments is included within other liabilities in the accompanying Consolidated Balance Sheets, and changes in the reserve are reported as a component of other expense in the accompanying Consolidated Statements of Income. See Note 12: Commitments and Contingencies for further information.
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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Impairment of Long-Lived Assets
Long-lived assets, including premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment is indicated by that review, the asset is written down to its estimated fair value through a charge to noninterest expense.
Servicing Rights
When loans are sold, on a servicing retained basis, servicing rights are initially recorded at fair value with the income statement effect recorded in service charges and fees income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the life of the underlying loans.
Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Any impairment is reported as a valuation allowance, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. Changes in the valuation allowance are reported with service charges and fees income on the consolidated statements of income. The fair values of servicing rights are subject to fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.
Loans serviced for others are not included in the accompanying consolidated balance sheets.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Servicing fee income, which is included in service charges and fees on the income statement, is recorded for fees earned for servicing loans. Fees earned for servicing loans are based on a contractual percentage of the outstanding principal amount of the loan and are recorded as income when earned. The amortization of servicing rights is netted against income from service charges and fees.
Income Taxes
The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that all or some portion of the deferred tax assets will not be realized.
In the ordinary course of business there is inherent uncertainty in quantifying the Company’s income tax positions. Income tax positions and recorded tax benefits assessed for all years are subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have determined the amount of the tax benefit to be recognized by estimating the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company has $393 thousand and $95 thousand of liabilities for uncertain tax positions at December 31, 2017 and 2016. Where applicable, associated interest and penalties have also been recognized. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.
Stock Compensation
The Company measures and recognizes compensation cost relating to share-based payment transactions based on the grant-date fair value of the equity instruments issued. The fair value of time-based restricted stock is recorded based on the grant date fair value of the Company’s common stock. The fair value of market-based restricted stock is based on values derived using a Monte Carlo based pricing model. The fair value of stock options is determined using the Black-Scholes Option Pricing model. Stock-based compensation costs are recognized over the requisite service period for the awards. Compensation expense reflects the number of awards expected to vest and is adjusted based on awards that ultimately vest. The Company recognizes forfeitures as they occur.
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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Diluted EPS is computed in a similar manner, except that the denominator includes the number of additional common shares that would have been outstanding if potentially dilutive common shares were issued using the treasury stock method.
Comprehensive Income
Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives accounted for as cash flow hedges. The Company’s total comprehensive income or loss for the years ended December 31, 2017, 2016 and 2015 is reported in the Consolidated Statements of Comprehensive Income.
Fair Values of Financial Instruments
The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in certain instances, there are no quoted market prices for certain assets or liabilities. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the asset or liability.
Fair value measurements focus on exit prices in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment.
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at either December 31, 2017 or December 31, 2016. The estimated fair value amounts have been measured as of the respective period-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.
Derivative Instruments
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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This hedge strategy converts the floating rate of interest on short term FHLB advances to fixed interest rates, thereby protecting the Bank from floating interest rate variability.
Related Party Transactions
Directors and officers of the Company and their affiliates have been customers of and have had transactions with the Company, and it is expected that such persons will continue to have such transactions in the future. Management believes that all deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers who are not directors or officers. In the opinion of management, the transactions with related parties did not involve more than normal risks of collectability, nor favored treatment or terms, nor present other unfavorable features. Note 22 contains details regarding related party transactions.
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
ASU No. 2014-09 — Revenue from Contracts with Customers (Topic 606):   This ASU clarifies the principles for recognizing revenue. The guidance notes that an entity should apply the following steps when recognizing revenue: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In 2016, the FASB issued further implementation guidance regarding revenue recognition. This additional guidance included clarification on certain principal versus agent considerations within the implementation of the guidance as well as clarification related to identifying performance obligations and licensing. The guidance also requires new qualitative and quantitative disclosures, including disaggregation of revenues and descriptions of performance obligations. The guidance along with its updates is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted the guidance on January 1, 2018 using the modified retrospective method. In evaluating this standard, management has determined that the majority of revenue earned by the Company is from revenue streams not included in the scope of this standard and for in scope revenue streams management determined that a cumulative-effect adjustment to opening retained earnings as a result of adopting this standard is not needed.
ASU No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities.” The ASU has been issued to improve the recognition and measurement of financial instruments by requiring 1) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; 3) the use of the exit price notion when measuring fair value of financial instruments for disclosure purposes; and 4) separate presentation by the reporting organization in other comprehensive income for the portion of the total change in the fair value of a liability resulting from the change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The standard is effective for the Company beginning on January 1, 2018. The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment: This ASU simplifies the test for goodwill impairment by eliminating step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity was required to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, this ASU also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments will be effective for the Company for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.
ASU No. 2017-08, Receivables — Nonrefundable Fees and Other Costs (subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities: The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments will be effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.
ASU No. 2017-09, Compensation — Stock Compensation (Topic 718): The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s financial statements.
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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): This update requires a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate tax rate. The amount of the reclassification would be the difference between the historical 35% corporate income tax rate and the newly enacted 21% corporate tax rate. The amendments would be effective for all entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption of the amendments would be permitted including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued and all other entities for reporting periods for which financial statements have not yet been made available for issuance. An entity would apply the amendments in the update retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 is recognized. The Company elected to adopt this update and recorded a $301 thousand reduction to retained earnings and increase to accumulated other comprehensive income as of December 31, 2017.
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
Warrants
As a result of the acquisition of Quinnipiac on October 1, 2014 the Company issued 68,600 warrants to former Quinnipiac warrant holders in accordance with the merger agreement. Each warrant was automatically converted into a warrant to purchase 0.56 shares of the Company’s common stock for an exercise price of  $17.86. A total of 46,200 warrants have been exercised as of December 31, 2017. The warrants expire on March 6, 2018.
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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.
Reserve Requirements On Cash and Due From Banks

The Bank is required to maintain a minimum reserve balance of  $11.1 million and $11.8 million in the Federal Reserve Bank at December 31, 2017 and 2016, respectively. The Bank is also required to maintain a minimum reserve balance of  $7.5 million and $10.1 million at Atlantic Community Bankers Bank (formerly Bankers’ Bank Northeast) at December 31, 2017 and 2016, respectively. These balances are maintained for clearing purposes in the ordinary course of business and do not represent restricted cash.
4.
Goodwill and other intangible assets

Information on goodwill for the year ended December 31, 2017 and 2016 is as follows:
	Year Ended December 31, 2017	Year Ended December 31, 2016
	(In thousands)
Balance, beginning of the period	$2,589	$2,589
Impairment	—	—
Balance, end of the period	$2,589	$2,589

The Company tests for goodwill impairment annually as of June 30th. No impairment was required to be recorded on goodwill for 2017 or 2016.
The table below provides information regarding the carrying amounts and accumulated amortization of amortized intangible assets as of the dates set forth below. The remaining net intangible asset as of December 31, 2017 will be amortized over a period of approximately 5 years.
	Gross Intangible Asset	Accumulated Amortization	Net Intangible Asset
	(In thousands)
December 31, 2017
Core deposit intangible	$1,029	$647	$382
December 31, 2016
Core deposit intangible	$1,029	$528	$501

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.
Investment Securities

The amortized cost, gross unrealized gains and losses and fair values of available for sale and held to maturity securities segregated by contractual maturity at December 31, 2017 were as follows:
	December 31, 2017
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Due from one through five years	$13,000	$—	$(82)	$12,918
Due from five through ten years	100	—	(4)	96
Due after ten years	59,924	10	(174)	59,760
	73,024	10	(260)	72,774
State agency and municipal obligations
Due from one through five years	2,873	84	—	2,957
Due from five through ten years	7,386	228	—	7,614
Due after ten years	1,700	33	(27)	1,706
	11,959	345	(27)	12,277
Corporate bonds
Due from one through five years	7,096	41	—	7,137
	7,096	41	—	7,137
Total available for sale securities	$92,079	$396	$(287)	$92,188
Held to maturity securities:
State agency and municipal obligations
Less Than 1 Year	$198	5	—	$203
Due from one through five years	3,880	20	—	3,900
Due after ten years	16,387	1,227	—	17,614
	20,465	1,252	—	21,717
Corporate bonds
Due from one through five years	1,000	—	(5)	995
Government-sponsored mortgage backed securities
No contractual maturity	114	10	—	124
Total held to maturity securities	$21,579	$1,262	$(5)	$22,836

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

The gross realized gains on the sale of investment securities totaled $165 thousand for the year ended December 31, 2017. Total sales proceeds were $49.2 million for the year ended December 31, 2017. There were no gross realized losses on the sale of investment securities for the year ended December 31, 2017. The gross realized gains on the sale of investment securities totaled $129.4 thousand for the year ended December 31, 2016. The gross realized losses on the sale of investment securities totaled $244.6 thousand for the year ended December 31, 2016. Total sales proceeds were $54.7 million for the year ended December 31, 2016.
At December 31, 2017 there were no securities pledged as collateral with the FHLB. At December 31, 2016, securities with approximate fair values of  $60.0 million were pledged as collateral with the FHLB.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding investment securities with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at December 31, 2017 and 2016:
	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(In thousands)
December 31, 2017
U.S. Government and agency obligations	$70,419	(225)	0.32%	$2,064	(35)	1.67%	$72,483	$(260)	0.36%
State agency and municipal obligations	92	—	0.16	656	(27)	3.95	748	(27)	3.50
Corporate bonds	—	—	—	995	(5)	0.50	995	(5)	0.50
Total investment securities	$70,511	$(225)	0.32%	$3,715	$(67)	1.77%	$74,226	$(292)	0.39%
December 31, 2016
U.S. Government and agency obligations	$3,045	$(54)	1.74%	$—	$—	—	$3,045	$(54)	1.74%
State agency and municipal obligations	2,756	(123)	4.29	—	—	—	2,756	(123)	4.29
Corporate bonds	978	(23)	2.25	—	—	—	978	(23)	2.25
Total investment securities	$6,779	$(200)	2.86%	$—	$—	—	$6,779	$(200)	2.86%

There were fifteen and eleven individual investment securities as of December 31, 2017 and December 31, 2016, respectively, in which the fair value of the security was less than the amortized cost of the security.
The U.S. Government and agency obligations owned are either direct obligations of the U.S. Government or guaranteed by the U.S. Government, therefore the contractual cash flows are guaranteed and as a result the securities in this portfolio are not considered other than temporarily impaired.
The Company continually monitors its state agency, municipal and corporate bond portfolios and at this time these portfolios have minimal default risk because state agency, municipal and corporate bonds are all rated above investment grade and as a result the securities in these portfolios are not considered other than temporarily impaired.
The Company has the intent and ability to retain its investment securities in an unrealized loss position at December 31, 2017 until the decline in value has recovered.
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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth a summary of the loan portfolio at December 31, 2017 and 2016:
	December 31, 2017			December 31, 2016
	Originated	Acquired	Total	Originated	Acquired	Total
	(In thousands)
Real estate loans:
Residential	$186,107	$7,417	$193,524	$187,098	$8,631	$195,729
Commercial	945,277	41,965	987,242	802,156	43,166	845,322
Construction	101,636	—	101,636	107,329	112	107,441
	1,233,020	49,382	1,282,402	1,096,583	51,909	1,148,492
Commercial business	249,719	10,276	259,995	198,456	17,458	215,914
Consumer	192	427	619	672	861	1,533
Total loans	1,482,931	60,085	1,543,016	1,295,711	70,228	1,365,939
Allowance for loan losses	(18,848)	(56)	(18,904)	(17,883)	(99)	(17,982)
Deferred loan origination fees, net	(3,242)	—	(3,242)	(4,071)	—	(4,071)
Unamortized loan premiums	8	—	8	9	—	9
Loans receivable, net	$1,460,849	$60,029	$1,520,878	$1,273,766	$70,129	$1,343,895

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
The following table summarizes activity in the accretable yields for the acquired loan portfolio for the years ended December 31, 2017 and 2016:
	2017	2016
	(In thousands)
Balance at beginning of period	$666	$871
Accretion	(113)	(154)
Other(a)	—	(51)
Balance at end of period	$553	$666

(a)
Represents changes in cash flows expected to be collected due to loan sales or payoffs.

Risk management
The Company has established credit policies applicable to each type of lending activity in which it engages. The Company evaluates the creditworthiness of each customer and extends credit of up to 80% of the market value of the collateral, depending on the borrowers’ creditworthiness and the type of collateral. The borrower’s ability to service the debt is monitored on an ongoing basis. Real estate is the primary form of collateral. Other important forms of collateral are business assets, time deposits and marketable securities. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment for commercial loans, to be based on the borrower’s ability to generate continuing cash flows. In the fourth quarter of 2017 management made the strategic decision to no longer originate residential mortgage loans. The Company’s policy for residential lending allowed that, generally, the amount of the loan may not exceed 80% of the original appraised value of the property. In certain situations, the amount may have exceeded 80% LTV either with private mortgage insurance being

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

required for that portion of the residential loan in excess of 80% of the appraised value of the property or where secondary financing is provided by a housing authority program second mortgage, a community’s low/moderate income housing program, or a religious or civic organization. Private mortgage insurance may have been required for that portion of the residential first mortgage loan in excess of 80% of the appraised value of the property.
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
The Company’s loan portfolio is segregated into the following portfolio segments:
Residential Real Estate:   This portfolio segment consists of the origination of first mortgage loans secured by one-to-four family owner occupied residential properties for personal use located in our market area. This segment also includes home equity loans and home equity lines of credit secured by owner occupied one-to-four family residential properties. Loans of this type are written at a combined maximum of 80% of the appraised value of the property and the Company requires a first or second lien position on the property. These loans can be affected by economic conditions and the values of the underlying properties.
Commercial Real Estate:   This portfolio segment includes loans secured by commercial real estate, non-owner occupied one-to-four family and multi-family dwellings for property owners and businesses. Loans secured by commercial real estate generally have larger loan balances.
Construction:   This portfolio segment includes commercial construction loans for commercial development projects, including condominiums, apartment buildings, and single family subdivisions as well as office buildings, retail and other income producing properties and land loans, which are loans made with land as collateral. In addition, this portfolio includes residential construction loans to individuals to finance the construction of residential dwellings for personal use located in our market area. Construction and land development financing generally involves greater credit risk than long-term financing on improved, owner-occupied or leased real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, the Company may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project proves to be inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment through sale or refinance. Construction loans also expose the Company to the risks that improvements will not be completed on time in accordance with specifications and projected costs and that repayment will depend on the successful operation or sale of the properties, which may cause some borrowers to be unable to continue with debt service which exposes the Company to greater risk of non-payment and loss.
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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for loan losses
As of December 31, 2017 the Company has changed its methodology to estimate its allowance for loan losses. The change in methodology resulted in an update to the underlying loan loss assumptions, incorporating the most recent industry, peer and product loss trends. This resulted in a non-recurring, pretax $1.3 million reduction in the reserve.
The following tables set forth the activity in the Company’s allowance for loan losses for the years ended December 31, 2017, 2016 and 2015, by portfolio segment:
	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
December 31, 2017
Originated
Beginning balance	$1,802	$9,386	$2,105	$4,240	$350	$17,883
Charge-offs	—	—	—	(478)	(32)	(510)
Recoveries	146	—	—	4	3	153
Provisions	(227)	3,355	(1,198)	(288)	(320)	1,322
Ending balance	$1,721	$12,741	$907	$3,478	$1	$18,848
Acquired
Beginning balance	$—	$29	$—	$43	$27	$99
Charge-offs	—	—	—	(43)	(19)	(62)
Recoveries	—	—	—	—	—	—
Provisions	—	7	—	20	(8)	19
Ending balance	$—	$36	$—	$20	$—	$56
Total
Beginning balance	$1,802	$9,415	$2,105	$4,283	$377	$17,982
Charge-offs	—	—	—	(521)	(51)	(572)
Recoveries	146	—	—	4	3	153
Provisions	(227)	3,362	(1,198)	(268)	(328)	1,341
Ending balance	$1,721	$12,777	$907	$3,498	$1	$18,904

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
December 31, 2016
Originated
Beginning balance	$1,618	$7,693	$1,504	$3,310	$3	$14,128
Charge-offs	—	—	—	(59)	(10)	(69)
Recoveries	—	—	—	—	8	8
Provisions	184	1,693	601	989	349	3,816
Ending balance	$1,802	$9,386	$2,105	$4,240	$350	$17,883
Acquired
Beginning balance	$—	$12	$—	$24	$5	$41
Charge-offs	—	—	(7)	(10)	(25)	(42)
Recoveries	—	—	—	—	2	2
Provisions	—	17	7	29	45	98
Ending balance	$—	$29	$—	$43	$27	$99
Total
Beginning balance	$1,618	$7,705	$1,504	$3,334	$8	$14,169
Charge-offs	—	—	(7)	(69)	(35)	(111)
Recoveries	—	—	—	—	10	10
Provisions	184	1,710	608	1,018	394	3,914
Ending balance	$1,802	$9,415	$2,105	$4,283	$377	$17,982

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
December 31, 2015
Originated
Beginning balance	$1,636	$5,480	$1,102	$2,638	$4	$10,860
Charge-offs	—	—	—	—	(6)	(6)
Recoveries	—	—	—	—	7	7
Provisions	(18)	2,213	402	672	(2)	3,267
Ending balance	$1,618	$7,693	$1,504	$3,310	$3	$14,128
Acquired
Beginning balance	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	(15)	(9)	(24)
Recoveries	—	—	—	100	2	102
Provisions	—	12	—	(61)	12	(37)
Ending balance	$—	$12	$—	$24	$5	$41
Total
Beginning balance	$1,636	$5,480	$1,102	$2,638	$4	$10,860
Charge-offs	—	—	—	(15)	(15)	(30)
Recoveries	—	—	—	100	9	109
Provisions	(18)	2,225	402	611	10	3,230
Ending balance	$1,618	$7,705	$1,504	$3,334	$8	$14,169

Loans evaluated for impairment and the related allowance for loan losses as of December 31, 2017 and 2016 were as follows:
	Originated Loans		Acquired Loans		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In thousands)
December 31, 2017
Loans individually evaluated for impairment:
Residential real estate	$4,168	$8	$439	$—	$4,607	$8
Commercial real estate	6,416	842	1,170	34	7,586	876
Commercial business	2,126	51	534	20	2,660	71
Subtotal	12,710	901	2,143	54	14,853	955
Loans collectively evaluated for impairment:
Residential real estate	181,939	1,713	6,978	—	188,917	1,713
Commercial real estate	938,861	11,899	40,795	2	979,656	11,901
Construction	101,636	907	—	—	101,636	907
Commercial business	247,593	3,427	9,742	—	257,335	3,427
Consumer	192	1	427	—	619	1
Subtotal	1,470,221	17,947	57,942	2	1,528,163	17,949
Total	$1,482,931	$18,848	$60,085	$56	$1,543,016	$18,904

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Originated Loans		Acquired Loans		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
	(In thousands)
December 31, 2016
Loans individually evaluated for impairment:
Residential real estate	$1,228	$—	$453	$—	$1,681	$—
Commercial real estate	774	1	144	7	918	8
Commercial business	920	5	962	37	1,882	42
Consumer	341	341	27	27	368	368
Subtotal	3,263	347	1,586	71	4,849	418
Loans collectively evaluated for impairment:
Residential real estate	185,870	1,802	8,178	—	194,048	1,802
Commercial real estate	801,382	9,385	43,022	22	844,404	9,407
Construction	107,329	2,105	112	—	107,441	2,105
Commercial business	197,536	4,235	16,496	6	214,032	4,241
Consumer	331	9	834	—	1,165	9
Subtotal	1,292,448	17,536	68,642	28	1,361,090	17,564
Total	$1,295,711	$17,883	$70,228	$99	$1,365,939	$17,982

Credit quality indicators
To measure credit risk for the loan portfolios, the Company employs a credit risk rating system. This risk rating represents an assessed level of the loan’s risk based on the character and creditworthiness of the borrower/guarantor, the capacity of the borrower to adequately service the debt, any credit enhancements or additional sources of repayment, and the quality, value and coverage of the collateral, if any.
The objectives of the Company’s risk rating system are to provide the Board of Directors and senior management with an objective assessment of the overall quality of the loan portfolio, to promptly and accurately identify loans with well-defined credit weaknesses so that timely action can be taken to minimize credit loss, to identify relevant trends affecting the collectability of the loan portfolio and to isolate potential problem areas and to provide essential information for determining the adequacy of the allowance for loan losses. The Company’s credit risk rating system has nine grades, with each grade corresponding to a progressively greater risk of default. Risk ratings of 1 through 5 are Pass categories and risk ratings of 6 through 9 are criticized asset categories as defined by the regulatory agencies.
A “Special Mention” (6) credit has a potential weakness which, if uncorrected, may result in a deterioration of the repayment prospects or inadequately protect the Company’s credit position at some time in the future. “Substandard” loans (7) are credits that have a well-defined weakness or weaknesses that jeopardize the full repayment of the debt. An asset rated “Doubtful” (8) has all the weaknesses inherent in a substandard asset and which, in addition, make collection or liquidation in full highly questionable and improbable, when considering existing facts, conditions, and values. Loans classified as “Loss” (9) are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value; rather, it is not practical or desirable to defer writing-off this basically worthless asset even though partial recovery may be made in the future.
Risk ratings are assigned as necessary to differentiate risk within the portfolio. They are reviewed on an ongoing basis through the annual loan review process performed by Company personnel, normal renewal activity and the quarterly watchlist and watched asset report process. They are revised to reflect changes in the borrowers’ financial condition and outlook, debt service coverage capability, repayment performance, collateral value and coverage as well as other considerations. In addition to internal review at multiple points, outsourced loan review opines on risk ratings with regard to the sample of loans their review covers.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents credit risk ratings by loan segment as of December 31, 2017 and 2016:
	Commercial Credit Quality Indicators
	At December 31, 2017				At December 31, 2016
	Commercial Real Estate	Construction	Commercial Business	Total	Commercial Real Estate	Construction	Commercial Business	Total
	(In thousands)
Originated loans:
Pass	$920,216	$101,636	$242,828	$1,264,680	$797,249	$107,329	$196,436	$1,101,014
Special mention	9,262	—	4,019	13,281	4,605	—	115	4,720
Substandard	15,799	—	2,872	18,671	302	—	1,905	2,207
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total originated loans	945,277	101,636	249,719	1,296,632	802,156	107,329	198,456	1,107,941
Acquired loans:
Pass	40,686	—	9,742	50,428	41,582	112	16,836	58,530
Special mention	109	—	—	109	1,584	—	86	1,670
Substandard	1,170	—	425	1,595	—	—	536	536
Doubtful	—	—	109	109	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total acquired loans	41,965	—	10,276	52,241	43,166	112	17,458	60,736
Total loans:
Pass	960,902	101,636	252,570	1,315,108	838,831	107,441	213,272	1,159,544
Special mention	9,371	—	4,019	13,390	6,189	—	201	6,390
Substandard	16,969	—	3,297	20,266	302	—	2,441	2,743
Doubtful	—	—	109	109	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans	$987,242	$101,636	$259,995	$1,348,873	$845,322	$107,441	$215,914	$1,168,677

	Residential and Consumer Credit Quality Indicators
	At December 31, 2017			At December 31, 2016
	Residential Real Estate	Consumer	Total	Residential Real Estate	Consumer	Total
	(In thousands)
Originated loans:
Pass	$181,939	$192	$182,131	$185,252	$331	$185,583
Special mention	—	—	—	216	—	216
Substandard	4,168	—	4,168	1,630	—	1,630
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	341	341
Total originated loans	186,107	192	186,299	187,098	672	187,770
Acquired loans:
Pass	6,978	427	7,405	7,646	835	8,481
Special mention	—	—	—	49	—	49
Substandard	439	—	439	936	2	938
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	24	24
Total acquired loans	7,417	427	7,844	8,631	861	9,492
Total loans:
Pass	188,917	619	189,536	192,898	1,166	194,064
Special mention	—	—	—	265	—	265
Substandard	4,607	—	4,607	2,566	2	2,568
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	365	365
Total loans	$193,524	$619	$194,143	$195,729	$1,533	$197,262

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan portfolio aging analysis
When a loan is 15 days past due, the Company sends the borrower a late notice. The Company also contacts the borrower by phone if the delinquency is not corrected promptly after the notice has been sent.
When the loan is 30 days past due, the Company mails the borrower a letter reminding the borrower of the delinquency, and attempts to contact the borrower personally to determine the reason for the delinquency and ensure the borrower understands the terms of the loan. If necessary, subsequent 90th day of delinquency, the Company may take other appropriate legal action. A summary report of all loans 30 days or more past due is provided to the board of directors of the Company each month. Loans greater than 90 days past due are generally put on nonaccrual status. A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt. A loan is considered to be no longer delinquent when timely payments are made for a period of at least six months (one year for loans providing for quarterly or semi-annual payments) by the borrower in accordance with the contractual terms.
The following tables set forth certain information with respect to our loan portfolio delinquencies by portfolio segment and amount as of December 31, 2017 and December 31, 2016:
	As of December 31, 2017
	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans
	(In thousands)
Originated Loans
Real estate loans:
Residential real estate	$1,092	$2,244	$969	$4,305	$181,802	$186,107
Commercial real estate	9,529	4,116	1,444	15,089	930,188	945,277
Construction	—	—	—	—	101,636	101,636
Commercial business	4,223	—	142	4,365	245,354	249,719
Consumer	—	—	—	—	192	192
Total originated loans	14,844	6,360	2,555	23,759	1,459,172	1,482,931
Acquired Loans
Real estate loans:
Residential real estate	156	—	192	348	7,069	7,417
Commercial real estate	499	—	630	1,129	40,836	41,965
Commercial business	95	162	339	596	9,680	10,276
Consumer	3	—	2	5	422	427
Total acquired loans	753	162	1,163	2,078	58,007	60,085
Total loans	$15,597	$6,522	$3,718	$25,837	$1,517,179	$1,543,016

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2016
	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans
	(In thousands)
Originated Loans
Real estate loans:
Residential real estate	$—	$173	$969	$1,142	$185,956	$187,098
Commercial real estate	147	1,848	302	2,297	799,859	802,156
Construction	—	—	—	—	107,329	107,329
Commercial business	—	—	378	378	198,078	198,456
Consumer	—	—	—	—	672	672
Total originated loans	147	2,021	1,649	3,817	1,291,894	1,295,711
Acquired Loans
Real estate loans:
Residential real estate	—	—	453	453	8,178	8,631
Commercial real estate	866	722	143	1,731	41,435	43,166
Construction	—	—	—	—	112	112
Commercial business	99	249	—	348	17,110	17,458
Consumer	6	—	—	6	855	861
Total acquired loans	971	971	596	2,538	67,690	70,228
Total loans	$1,118	$2,992	$2,245	$6,355	$1,359,584	$1,365,939

There were no loans delinquent greater than 90 days and still accruing as of December 31, 2017 and there were no loans delinquent greater than 90 days and still accruing as of December 31, 2016.
Loans on nonaccrual status
The following is a summary of nonaccrual loans by portfolio segment as of December 31, 2017 and 2016:
	December 31,
	2017	2016
	(In thousands)
Residential real estate	$1,590	$1,612
Commercial real estate	3,371	446
Commercial business	520	538
Consumer	—	341
Total	$5,481	$2,937

Lost interest income on originated loans that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the years ended December 31, 2017, 2016 and 2015 was $174 thousand, $17 thousand and $25 thousand, respectively. The amount of actual interest income recognized on these loans was $68 thousand, $74 thousand and $43 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.
At December 31, 2017 and 2016, there were no commitments to lend additional funds to borrowers on nonaccrual status, respectively.
Impaired loans
An impaired loan generally is one for which it is probable, based on current information, the Company will not collect all the amounts due in accordance with the contractual terms of the loan. Loans are individually evaluated for impairment. When the Company classifies a problem loan as impaired, it provides a specific valuation allowance for that portion of the asset that is estimated to be impaired.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes impaired loans by portfolio segment and the average carrying amount and interest income recognized on impaired loans by portfolio segment as of December 31, 2017, 2016 and 2015:
	As of and for the Year Ended December 31, 2017
	Carrying Amount	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount	Interest Income Recognized
	(In thousands)
Originated
Impaired loans without a valuation allowance:
Residential real estate	$3,076	$3,094	$—	$3,080	$—
Commercial real estate	859	875	—	881	11
Construction	—	—	—	—	—
Commercial business	1,548	1,548	—	1,621	70
Total impaired loans without a valuation allowance	$5,483	$5,517	$—	$5,582	$81
Impaired loans with a valuation allowance:
Residential real estate	$1,092	$1,092	$8	$1,100	$—
Commercial real estate	5,557	5,557	842	5,603	261
Commercial business	578	578	51	588	47
Total impaired loans with a valuation allowance	7,227	7,227	901	7,291	308
Total originated impaired loans	$12,710	$12,744	$901	$12,873	$389
Acquired
Impaired loans without a valuation allowance:
Residential real estate	$439	$462	$—	$450	$—
Commercial real estate	982	1,040	—	1,035	10
Commercial Business	402	476	—	488	19
Consumer	—	—	—	—	—
Total impaired loans without a valuation allowance	$1,823	$1,978	$—	$1,973	$29
Impaired loans with a valuation allowance:
Commercial real estate	$188	$188	$34	$251	$—
Commercial business	132	134	20	285	—
Total impaired loans with a valuation allowance	320	322	54	536	—
Total acquired impaired loans	$2,143	$2,300	$54	$2,509	$29

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of and for the Year Ended December 31, 2016
	Carrying Amount	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount	Interest Income Recognized
	(In thousands)
Originated
Impaired loans without a valuation allowance:
Residential real estate	$1,228	$1,238	$—	$1,236	$10
Commercial real estate	651	651	—	668	29
Commercial business	551	584	—	987	76
Total impaired loans without a valuation allowance	$2,430	$2,473	$—	$2,891	$115
Impaired loans with a valuation allowance:
Commercial real estate	$123	$123	$1	$128	$6
Commercial business	369	369	5	417	22
Consumer	341	341	341	341	—
Total impaired loans with a valuation allowance	833	833	347	886	28
Total originated impaired loans	$3,263	$3,306	$347	$3,777	$143
Acquired
Impaired loans without a valuation allowance:
Residential real estate	$453	$462	$—	$456	$9
Commercial Business	572	593	—	629	36
Total impaired loans without a valuation allowance	$1,025	$1,055	$—	$1,085	$45
Impaired loans with a valuation allowance:
Commercial real estate	$144	$144	$7	$144	$—
Commercial business	390	390	37	406	19
Consumer	27	27	27	27	—
Total impaired loans with a valuation allowance	561	561	71	577	19
Total acquired impaired loans	$1,586	$1,616	$71	$1,662	$64

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of and for the Year Ended December 31, 2015
	Carrying Amount	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount	Interest Income Recognized
	(In thousands)
Originated
Impaired loans without a valuation allowance:
Residential real estate	$1,391	$1,393	$—	$1,402	$37
Commercial real estate	4,291	4,291	—	4,308	124
Commercial business	1,351	1,372	—	1,374	49
Total impaired loans without a valuation allowance	$7,033	$7,056	$—	$7,084	$210
Impaired loans with a valuation allowance:
Residential real estate	$864	$864	$2	$864	$28
Commercial business	626	690	71	673	34
Total impaired loans with a valuation allowance	1,490	1,554	73	1,537	62
Total originated impaired loans	$8,523	$8,610	$73	$8,621	$272
Acquired
Impaired loans without a valuation allowance:
Residential real estate	$197	$200	$—	$198	$2
Commercial real estate	611	678	—	602	6
Commercial Business	963	963	—	999	54
Total impaired loans without a valuation allowance	$1,771	$1,841	$—	$1,799	$62
Impaired loans with a valuation allowance:
Commercial real estate	$151	$151	$12	$151	$3
Commercial business	470	480	21	506	14
Consumer	7	7	5	7	1
Total impaired loans with a valuation allowance	628	638	38	664	18
Total acquired impaired loans	$2,399	$2,479	$38	$2,463	$80

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
The recorded investment in TDRs was $4.9 million at December 31, 2017 and $1.4 million at December 31, 2016.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents loans whose terms were modified as TDRs during the periods presented:
				Outstanding Recorded Investment
	Number of Loans			Pre-Modification			Post-Modification
	2017	2016	2015	2017	2016	2015	2017	2016	2015
	(Dollars in thousands)
Years ended December 31,
Commercial real estate	—	1	3	$—	$62	$4,044	$—	$62	$4,044
Residential real estate	2	—	—	2,957	—	—	2,957	—	—
Commercial business	4	2	1	741	237	39	741	237	39
Total	6	3	4	$3,698	$299	$4,083	$3,698	$299	$4,083

All TDRs at December 31, 2017 and December 31, 2016 were performing in compliance with their modified terms, except for four non-accrual loans totaling $553 thousand at December 31, 2017 and one non-accrual loan totaling $66 thousand at December 31, 2016.
The following table provides information on how loans were modified as a TDR for the years ended December 31, 2017 and 2016.
	December 31,
	2017	2016	2015
	(In thousands)
Maturity Concession	$638	$299	$—
Maturity/amortization concession	—	—	825
Maturity and payment concession	1,925	—	3,258
Maturity and rate concession	1,032	—	—
Payment concession	103	—	—
Total	$3,698	$299	$4,083

There were 3 loans modified in a troubled debt restructuring, for which there was a payment default during the year ended December 31, 2017. The total recorded investment in these loans was $1.2 million at December 31, 2017.
There were no loans modified in a troubled debt restructuring, for which there was a payment default during the years ended December 31, 2016 and 2015, respectively.
7.
Premises and equipment

At December 31, 2017 and 2016, premises and equipment consisted of the following:
	December 31,
	2017	2016
	(In thousands)
Land	$2,300	$2,300
Building	14,030	14,061
Leasehold improvements	4,558	4,532
Furniture and fixtures	3,096	2,118
Equipment	4,478	4,249
Automobiles	67	67
	28,529	27,327
Accumulated depreciation and amortization	(10,333)	(9,492)
Premises and equipment, net	$18,196	$17,835

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017, 2016 and 2015, depreciation and amortization expense related to premises and equipment totaled $1.5 million, $1.7 million and $1.7 million, respectively.
8.
Other Assets

The components of other assets as of December 31, 2017 and 2016 are summarized below:
	December 31,
	2017	2016
	(In thousands)
Deferred Compensation	$4,097	$3,582
Servicing Asset	1,113	—
Derivative Assets	2,035	966
Other	3,203	2,626
Total Other Assets	$10,448	$7,174

Loan Servicing
The Bank sells loans in the secondary market and retains the ability to service many of these loans. The Bank earns fees for the servicing provided. Loans serviced for others are not included in the accompanying consolidated balance sheets. The balance of loans serviced for others was $122.8 million and $121.8 at December 31, 2017 and 2016, respectively. The risks inherent in servicing assets relate primarily to changes in prepayments that result from shifts in interest rates. The significant assumptions used in the valuation at year-end 2017 included a discount rate ranging from 7% to 12% and pre-payment speed assumptions ranging from 7% to 9%.
The carrying value of loan servicing rights was $1.1 million and $0 as of December 31, 2017 and 2016, respectively. At December 31, 2017 the carrying value of loan servicing rights approximated the fair value.
The following table presents the changes in carrying value for loan servicing assets:
December 31, 2017
(In thousands)
Loan Servicing Rights:
Balance at beginning of year	$—
Servicing rights capitalized	115
Servicing rights amortized	(58)
Servicing rights not previously capitalized	1,056
Balance at end of year	$1,113

Included in accrued expenses and other liabilities, as of December 31, 2017, is $83 thousand for loan servicing liabilities related to loans serviced for others for which the Company does not receive a servicing fee.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.
Deposits

At December 31, 2017 and 2016, deposits consisted of the following:
	December 31,
	2017	2016
	(In thousands)
Noninterest bearing demand deposit accounts	$172,638	$187,593
Interest bearing accounts:
NOW and money market	510,746	403,081
Savings	83,758	96,502
Time certificates of deposit	631,263	601,861
Total interest bearing accounts	1,225,767	1,101,444
Total deposits	$1,398,405	$1,289,037

Maturities of time certificates of deposit as of December 31, 2017 and 2016 are summarized below:
	December 31,
	2017	2016
	(In thousands)
2017	$—	$323,742
2018	391,509	247,517
2019	214,383	29,778
2020	24,466	433
2021	373	391
2022	532	—
	$631,263	$601,861

The aggregate amount of individual certificate accounts, excluding brokered deposits with balances of $250,000 or more were approximately $153.8 million and $148.5 million at December 31, 2017 and 2016, respectively.
Brokered deposits totaled $44.3 million and $58.2 million at December 31, 2017 and 2016, respectively. Brokered deposits with balances of  $250,000 or more were approximately $43.5 million and $57.0 million at December 31, 2017 and 2016, respectively. Brokered deposits also include customer money reciprocal deposits for customers that desire FDIC protection and one way CDARS. Brokered deposits are utilized as an additional source of funding.
The following table summarizes interest expense by account type for the years ended December 31, 2017, 2016 and 2015:
	Years Ended December 31,
	2017	2016	2015
	(In thousands)
NOW and money market	$3,520	$1,945	$1,473
Savings	763	315	693
Time certificates of deposit	8,411	6,040	3,515
Total interest expense on deposits	$12,694	$8,300	$5,681

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.
Federal Home Loan Bank Advances and Other Borrowings

The following is a summary of FHLB advances with maturity dates and weighted average rates at December 31, 2017 and 2016:
	December 31,
	2017		2016
	Amount Due	Weighted Average Rate	Amount Due	Weighted Average Rate
	(Dollars in thousands)
Year of Maturity:
2017	$—	—%	$135,000	0.73%
2018	174,000	1.44	—	—
2020	25,000	1.99	25,000	1.99
Total advances	$199,000	1.51%	$160,000	0.92%

$150.0 million of the above mentioned FHLB advances as of December 31, 2017 are subject to interest rate swap transactions, see note 18.
Interest expense on FHLB advances totaled $2.0 million, $1.3 million and $903 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.
The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At December 31, 2017, the Company had pledged $742 million of eligible loans as collateral to support borrowing capacity at the FHLB of Boston. As of December 31, 2017 the Company has immediate availability to borrow an additional $257.6 million based on qualified collateral.
Additionally, the Bank has access to a pre-approved secured line of credit of  $450 thousand with the FHLB, none of which was outstanding at December 31, 2017 and 2016.
The Bank has an unsecured line of credit with Atlantic Community Bankers Bank of  $7.5 million at December 31, 2017 and 2016, none of which was outstanding at December 31, 2017 and 2016. In addition, the Bank has an unsecured line of credit with Zion’s Bank of  $25.0 million at December 31, 2017, none of which was outstanding at December 31, 2017. The Bank did not have a line of credit with Zion’s Bank at December 31, 2016.
Federal Home Loan Bank Stock
As a member of the FHLB, the Bank is required to maintain investments in their capital stock. The Bank owned 91,827 and 79,430 shares at December 31, 2017 and 2016, respectively. There is no ready market or quoted market values for the stock and as such is classified as restricted stock. The shares have a par value of  $100 and are carried on the consolidated balance sheets at cost, and evaluated for impairment, as the stock is only redeemable at par subject to the redemption practices of the FHLB.
The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the Federal Home Loan Bank as compared to the capital stock amount and the length of time this situation has persisted; (b) commitments by the Federal Home Loan Bank to make payments required by law or regulation and the level of such payments in relation to the operating performance; (c) the impact of legislative and regulatory changes on the customer base of the Federal Home Loan Bank; and (d) the liquidity position of the Federal Home Loan Bank.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management evaluated the stock and concluded that the stock was not impaired as of December 31, 2017 and 2016.
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
12.
Commitments and Contingencies

Leases
The Company leases all but three locations, plus certain equipment under operating lease agreements, which expire at various dates through 2029. In addition to rental payments, the leases require payment of property taxes and certain common area maintenance fees.
Total future lease obligations totaled $21.7 million and $19.2 million at December 31, 2017 and 2016, respectively. The lease obligations at December 31, 2017 include a land lease with a municipality related to a building purchased in December, 2016. The land lease has a 98 year and 11 month term which commenced on September 1, 2001. The current lease payment is approximately $144 thousand per year and may be adjusted to fair market value in subsequent years. Future minimum rental commitments under the terms of these leases for the year ended December 31, 2017 was as follows:
2017
(In thousands)
Period Ending December 31,
2018	$1,808
2019	1,774
2020	1,666
2021	1,561
2022	937
Thereafter	13,977
$21,723

Total rental expense approximated $1.8 million, $2.0 million and $1.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Legal matters
The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customers default, and the value of any existing collateral becomes worthless. Management uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments and evaluates each customer’s creditworthiness on a case-by-case basis. Management believes that they control the credit risk of these financial instruments through credit approvals, credit limits, monitoring procedures and the receipt of collateral as deemed necessary.
Financial instruments whose contract amounts represented credit risk at December 31, 2017 and 2016 were as follows:
	December 31,
	2017	2016
	(In thousands)
Commitments to extend credit:
Loan commitments	$112,649	$89,825
Undisbursed construction loans	80,064	70,526
Unused home equity lines of credit	7,573	8,083
	$200,286	$168,434

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
These commitments subject the Company to potential exposure in excess of amounts recorded in the financial statements, and therefore, management maintains a specific reserve for unfunded credit commitments. This reserve is reported as a component of accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. The reserve for unfunded commitments totaled $250 thousand at December 31, 2017.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.
Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2017, 2016 and 2015 consisted of:
	2017	2016	2015
	(In thousands)
Current provision:
Federal	$7,468	$6,838	$5,113
State	431	226	694
Total current	7,899	7,064	5,807
Deferred provision (benefit):
Federal	3,400	(1,104)	(1,749)
State	—	—	783
Total deferred	3,400	(1,104)	(966)
Total income tax expense	$11,299	$5,960	$4,841

In October, 2015, the Company created Bankwell Loan Servicing Group, Inc., a Passive Investment Company (“PIC”) organized for state income tax purposes. The PIC is a wholly-owned subsidiary of the Bank operating in accordance with Connecticut statutes. The PIC’s activities are limited in scope to holding and managing loans that are collateralized by real estate. Income earned by a PIC is determined in accordance with the statutory requirements for a passive investment company and the dividends paid by the PIC to the Bank are not taxable income for Connecticut income tax purposes. As a result of the formation of the PIC, the Bank no longer expects to be subject to Connecticut income taxes. State taxes are being recognized for income taxes on income earned in other states.
On December 22, 2017 the Tax Cuts and Jobs Act of 2017 was signed into law. As a result, the corporate tax rate was reduced from 35% to 21%. Companies are required to recognize the effect of tax law changes in the period of enactment in accordance with GAAP. As result of the tax law changes the Company recognized a write-down of its deferred tax asset in the amount of  $3.3 million.
A reconciliation of the anticipated income tax expense, computed by applying the statutory federal income tax rate of 35% to the income before income taxes, to the amount reported in the consolidated statements of income for the years ended December 31, 2017, 2016 and 2015 was as follows:
	December 31,
	2017	2016	2015
	(In thousands)
Income tax expense at statutory federal rate	$8,795	$6,409	$4,855
State tax expense, net of federal tax effect	280	147	566
Statutory rate reductions	3,270	—	811
Income exempt from tax	(822)	(687)	(627)
Benefits related to stock compensation	(490)	—	—
Other items, net	266	91	42
Income tax expense before change in valuation allowance	11,299	5,960	5,647
Change in valuation allowance	—	—	(806)
Income tax expense	$11,299	$5,960	$4,841

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2017 and 2016, the components of deferred tax assets and liabilities were as follows:
	December 31,
	2017	2016
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$4,022	$6,378
Net operating loss carryforwards	555	996
Purchase accounting adjustments	14	20
Deferred fees	1,162	1,437
Deferred expenses	—	716
Start-up costs	144	275
Depreciation	67	—
Other	88	192
Gross deferred tax assets	6,052	10,014
Deferred tax liabilities:
Deferred Expenses	482	—
Servicing Rights	216	—
Tax bad debt reserve	—	195
Depreciation	—	255
Unrealized gain on derivatives	427	258
Unrealized gain on available for sale securities	23	221
Gross deferred tax liabilities	1,148	929
Net deferred tax asset	$4,904	$9,085

A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. Management evaluated its remaining deferred tax assets and believes no valuation allowances are needed at December 31, 2017.
At December 31, 2017, the Company had federal net operating loss carryovers of  $2.6 million. The carryovers were transferred to the Company upon the merger with The Wilton Bank. The losses will expire after 2032 and are subject to certain annual limitations which amount to $176 thousand per annum.
Management regularly analyzes their tax positions and at December 31, 2017 management has established a reserve for uncertain tax positions in conjunction with our out of state lending activity and for a potential tax liability as a result of the Company’s deferred compensation plan established for the board of directors. The total reserve for uncertain tax positions totaled $393 thousand as of December 31, 2017. The tax years 2014 and subsequent, are subject to examination by federal and state taxing authorities. The statute of limitations has expired on the years before 2014. No examinations are currently in process.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects a reconciliation of the beginning and ending balances of the Company’s uncertain tax positions:
	December 31,
	2017	2016	2015
	(In thousands)
Balance, beginning of year	$95	$—	$—
Additions relating to potential liability with taxing authorities	298	95	—
Balance, end of year	$393	$95	$—

14.
401(K) Profit Sharing Plan

The Company’s employees are eligible to participate in The Bankwell Financial Group, Inc. and its Subsidiaries and Affiliates 401(k) Plan (the “401k Plan”). The 401k Plan covers substantially all employees who are 21 years of age. Under the terms of the 401k Plan, participants can contribute up to a certain percentage of their compensation, subject to federal limitations. The Company matches eligible contributions and may make discretionary matching and/or profit sharing contributions. Participants are immediately vested in their contributions and become fully vested in the Company’s contributions after completing five years of service. The Company expensed $257 thousand, $227 thousand and $173 thousand related to the 401k Plan during the years ended December 31, 2017, 2016 and 2015, respectively.
15.
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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:
	For the Years Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Net income	$13,830	$12,350	$9,030
Preferred stock dividends	—	—	(125)
Dividends to participating securities(1)	(28)	(27)	(5)
Undistributed earnings allocated to participating securities(1)	(151)	(211)	(226)
Net income for earnings per share calculation	$13,651	$12,112	$8,674
Weighted average shares outstanding, basic	7,572	7,396	7,072
Effect of dilutive equity-based awards(2)	98	95	69
Weighted average shares outstanding, diluted	7,670	7,491	7,141
Net earnings per common share:
Basic earnings per common share	$1.80	$1.64	$1.23
Diluted earnings per common share	1.78	1.62	1.21

(1)
Represents dividends paid and undistributed earnings allocated to unvested stock-based awards that contain non-forfeitable rights to dividends.

(2)
Represents the effect of the assumed exercise of stock options and warrants and the vesting of restricted shares, as applicable, utilizing the treasury stock method.

16.
Stock Based Compensation Plans

Equity award plans
The Company has five equity award plans, which are collectively referred to as the “Plan.” The current plan under which any future issuances of equity awards will be made is the 2012 BNC Financial Group, Inc. Stock Plan, or the “2012 Plan,” amended on June 26, 2013. All equity awards made under the 2012 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of share options or restricted stock. At December 31, 2017, there were 465,262 shares reserved for future issuance under the 2012 Plan.
Stock Options:   The Company accounts for stock options based on the fair value at the date of grant and records expense over the vesting period of such awards on a straight line basis. Options vest over periods up to 5 years. For the years ended December 31, 2017, 2016, and 2015, the Company recorded expense related to options granted under the various plans of approximately $0 thousand, $9 thousand, and $14 thousand, respectively.
There were no options granted during the years ended December 31, 2017, 2016 and 2015.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of outstanding stock options at December 31, 2017 and changes during the periods then ended, were as follows:
	December 31, 2017
	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	120,988	$18.58
Exercised	(73,738)	19.06
Forfeited	(200)	15.00
Options outstanding at end of period	47,050	17.83
Options exercisable at end of period	47,050	17.83

Total intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. The total intrinsic value of share options exercised during the years ended December 31, 2017, 2016 and 2015 was $1.08 million, $597 thousand and $170, respectively.
The range of exercise prices for the 47,050 options exercisable at December 31, 2017 was $11.00 to $20.81 per share. The weighted average remaining contractual life for these options was 2.8 years at December 31, 2017. At December 31, 2017, as all awarded options have vested, all of the outstanding options are exercisable, and the aggregate intrinsic value of these options was $0.8 million.
The following table summarizes information for options, all of which are both outstanding and exercisable, at December 31, 2017:
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price
$17.86 – 20.81	34,700	2.8	$19.28
$11.00 – 15.00	12,350	3.0	13.77
	47,050	2.8	$17.83

Restricted Stock:   Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.
The following table presents the activity for restricted stock for the year ended December 31, 2017:
	December 31, 2017
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	96,594	$19.80
Granted	40,250	34.03
Vested	(43,430)	21.35
Forfeited	(18,228)	20.52
Unvested at end of period	75,186	26.39

The total fair value of restricted stock awards vested during the year ended December 31, 2017 was $1.5 million.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s restricted stock expense for the years ended December 31, 2017, 2016 and 2015 was $917 thousand, $1.2 million and $1.0 million, respectively. At December 31, 2017 there was $1.8 million of unrecognized stock compensation expense for restricted stock, expected to be recognized over a weighted average period of 1.8 years.
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
In January 2016 the Company modified the market conditions restricted stock grant. The total shares originally granted for the $29.00 price target have been modified to a time based restricted stock grant. The shares will vest over a four year period with the first installment having vested on December 1, 2016 and the remaining shares to vest on each annual anniversary thereafter. In addition, the shares originally granted for the $25.00 and $27.00 price targets have been modified. These shares vest over a period from the date of the modification to December 1, 2019 based on meeting the price targets. The price targets will be met when the 30 day average stock price meets or exceeds the price targets. The Company determined the fair market value of the modified awards for the $25.00 and $27.00 price targets in accordance with ASC 718 Stock Compensation using the Monte Carlo simulation model deemed appropriate for this type of modification. The Company expensed an incremental cost associated with this modification of  $2.19 for the awards that vest at the $25 stock price, $2.03 for the awards that vest at the $27 stock price and $13.66 for the awards that were modified to a time based grant. The shares granted for the $25.00 and $27.00 price targets fully vested in the fourth quarter of 2016 based on meeting the vesting terms of the grant. The Company recognized $0, $304 thousand and $134 thousand in stock compensation expense for the years ended December 31, 2017, 2016 and 2015 for these restricted stock awards, respectively.
As of December 31, 2017 the Company had no outstanding market conditions restricted stock.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.
Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives accounted for as cash flow hedges. The Company’s total comprehensive income or loss for the years ended December 31, 2017, 2016 and 2015 is reported in the Consolidated Statements of Comprehensive Income.
The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax for the years ended December 31, 2017, 2016 and 2015:
	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swap	Total
	(In thousands)
Balance at December 31, 2016	$409	$481	$890
Other comprehensive (loss) income before reclassifications, net of tax	(232)	843	611
Amounts reclassified from accumulated other comprehensive income, net of tax	(108)	—	(108)
Net other comprehensive income	(340)	843	503
Amount reclassified for tax rate changes	16	285	301
Balance at December 31, 2017	$85	$1,609	$1,694

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swap	Total
	(In thousands)
Balance at December 31, 2015	$405	$(178)	$227
Other comprehensive (loss) income before reclassifications, net of tax	(71)	659	588
Amounts reclassified from accumulated other comprehensive income, net of tax	75	—	75
Net other comprehensive income	4	659	663
Balance at December 31, 2016	$409	$481	$890

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swap	Total
	(In thousands)
Balance at December 31, 2014	$644	$(113)	$531
Other comprehensive (loss) income before reclassifications, net of tax	(239)	(65)	(304)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(239)	(65)	(304)
Balance at December 31, 2015	$405	$(178)	$227

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information for the items reclassified from accumulated other comprehensive income or loss:
Accumulated Other Comprehensive Income (Loss) Components	For the Years Ended December 31,			Associated Line Item in the Consolidated Statements Of Income
	2017	2016	2015
	(In thousands)
Available-for-sale securities:
Unrealized gains (losses) on investments	$165	$(115)	$—	Gain (loss) on sale of available for sale securities, net
Tax (expense) benefit	(57)	40	—	Income tax expense
Net of tax	$108	$(75)	$—

18.
Derivative Instruments

The Company manages economic risks, including interest rate, liquidity, and credit risk by managing the amount, sources, and duration of its funding along with the use of interest rate derivative financial instruments, namely interest rate swaps. The Company does not use derivatives for speculative purposes. As of December 31, 2017, the Bank was a party to six interest rate swaps to add stability to interest expense and to manage its exposure to interest rate movements. The notional amount for each swap is $25 million and in each case, the Bank has entered into pay-fixed Libor interest rate swaps to convert rolling 90 day Federal Home Loan Bank advances to fixed rates.
The Company accounts for its interest rate swaps as effective cash flow hedges (see Note 1). None of the interest rate swap agreements contain any credit risk related contingent features. A hedging instrument is expected at inception to be highly effective at offsetting changes in the hedged transactions attributable to the changes in the hedged risk. The Company expects that the hedging relationship will be highly effective; however, it does not assume there is no ineffectiveness. As of December 31, 2017 and 2016 there was an immaterial amount of ineffectiveness as a result of these hedging relationships.
Interest Rate Swaps with a positive fair value are recorded as other assets and interest rate swaps with a negative fair value are recorded as other liabilities on the consolidated balance sheets.
Information about derivative instruments for the years ended December 31, 2017 and 2016 were as follows:
December 31, 2017:
	Notional Amount	Original Maturity	Received	Paid	Fair Value Asset (Liability)
	(Dollars in thousands)
Cash flow hedge:
Interest rate swap on FHLB advance	$25,000	4.7 years	3-month USD LIBOR	1.62%	$62
Interest rate swap on FHLB advance	25,000	5.0 years	3-month USD LIBOR	1.83%	105
Interest rate swap on FHLB advance	25,000	5.0 years	3-month USD LIBOR	1.48%	398
Interest rate swap on FHLB advance	25,000	5.0 years	3-month USD LIBOR	1.22%	793
Interest rate swap on FHLB advance	25,000	7.0 years	3-month USD LIBOR	2.04%	342
Interest rate swap on FHLB advance	25,000	7.0 years	3-month USD LIBOR	2.04%	334
	$150,000				$2,034

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016:
	Notional Amount	Original Maturity	Received	Paid	Fair Value Asset (Liability)
	(Dollars in thousands)
Cash flow hedge:
Interest rate swap on FHLB advance	$25,000	4.7 years	3-month LIBOR	1.62%	$(91)
Interest rate swap on FHLB advance	25,000	5.0 years	3-month LIBOR	1.83%	(138)
Interest rate swap on FHLB advance	25,000	5.0 years	3-month LIBOR	1.48%	249
Interest rate swap on FHLB advance	25,000	5.0 years	3-month LIBOR	1.22%	717
	$100,000				$737

The effective portion of unrealized changes in the fair value of derivatives accounted for as cash flow hedges is reported in other comprehensive income and subsequently reclassified to earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. The ineffective portion of changes in the fair value of the derivatives is recognized directly in earnings. The interest rate swap assets are presented in other assets and the interest rate swap liabilities are presented in accrued expenses and other liabilities in the consolidated balance sheets.
The Company’s cash flow hedge positions are all forward starting interest rate swap transactions. The Company entered into the following forward starting interest rate swap transactions:
	Notional Amount	Effective Date of Hedged Borrowing	Duration of Borrowing	Counterparty
	(Dollars in thousands)
Type of borrowing:
FHLB 90-day advance	$25,000	April 1, 2014	4.7 years	Bank of Montreal
FHLB 90-day advance	25,000	January 2, 2015	5.0 years	Bank of Montreal
FHLB 90-day advance	25,000	August 26, 2015	5.0 years	Bank of Montreal
FHLB 90-day advance	25,000	July 1, 2016	5.0 years	Bank of Montreal
FHLB 90-day advance	25,000	August 25, 2017	7.0 years	Bank of Montreal
FHLB 90-day advance	25,000	August 25, 2017	7.0 years	FTN Financial Capital Markets
	$150,000

This hedge strategy converts the floating rate of interest on short term FHLB advances to fixed interest rates, thereby protecting the Company from floating interest rate variability.
Changes in the consolidated statements of comprehensive income related to interest rate derivatives designated as hedges of cash flows were as follows for the years ended December 31, 2017 and 2016:
	December 31, 2017	December 31, 2016
	(In thousands)
Interest rate swap on FHLB advance:
Unrealized gain recognized in accumulated other comprehensive income	$1,297	$1,013
Income tax expense on items recognized in accumulated other comprehensive income	(454)	(354)
Other comprehensive income	$843	$659
Amount recognized in interest expense on hedged FHLB advance	$1,909	$1,386

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction. The estimated fair value amounts have been measured as of the respective period-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.
The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments at December 31, 2017 and 2016 were as follows:
	December 31, 2017
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$70,545	$70,545	$70,545	$—	$—
Federal funds sold	186	186	186	—	—
Available for sale securities	92,188	92,188	—	92,188	—
Held to maturity securities	21,579	22,836	—	1,119	21,717
Loans receivable, net	1,520,879	1,494,599	—	—	1,494,599
Accrued interest receivable	5,910	5,910	—	5,910	—
FHLB stock	9,183	9,183	—	9,183	—
Servicing asset	1,113	1,113	—	—	1,113
Derivative asset	2,034	2,034	—	2,034	—
Financial Liabilities:
Demand deposits	$172,638	$172,638	$—	$172,638	$—
NOW and money market	510,746	510,746	—	510,746	—
Savings	83,758	83,758	—	83,758	—
Time deposits	631,263	629,532	—	—	629,532
Accrued interest payable	1,092	1,092	—	1,092	—
Advances from the FHLB	199,000	198,932	—	—	198,932
Subordinated debentures	25,103	25,457	—	—	25,457
Servicing liability	83	83	—	—	83

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$96,026	$96,026	$96,026	$—	$—
Federal funds sold	329	329	329	—	—
Available for sale securities	87,751	87,751	—	87,751	—
Held to maturity securities	16,859	16,851	—	1,141	15,710
Loans held for sale	254	254	—	254	—
Loans receivable, net	1,343,895	1,339,055	—	—	1,339,055
Accrued interest receivable	4,958	4,958	—	4,958	—
FHLB stock	7,943	7,943	—	7,943	—
Derivative asset	966	966	—	966	—
Financial Liabilities:
Demand deposits	$187,593	$187,593	$—	$187,593	$—
NOW and money market	402,982	402,982	—	$402,982	—
Savings	96,601	96,601	—	$96,601	—
Time deposits	601,861	603,456	—	—	603,456
Accrued interest payable	837	837	—	837	—
Advances from the FHLB	160,000	160,118	—	—	160,118
Subordinated debentures	25,051	25,645	—	—	25,645
Derivative liability	229	229	—	229	—
The following methods and assumptions were used by management in estimating the fair value of its financial instruments:
Cash and due from banks, federal funds sold, accrued interest receivable and accrued interest payable:   The carrying amount is a reasonable estimate of fair value.
Available for sale and held to maturity securities:   Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Level 3 held to maturity securities represent private placement municipal housing authority bonds for which no quoted market price is available. The fair value for these securities is estimated using a discounted cash flow model, using discount rates ranging from 4.5% to 4.8%. These securities are CRA eligible investments.
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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Off-balance-sheet instruments:   Loan commitments on which the committed interest rate is less than the current market rate are insignificant at December 31, 2017 and 2016.
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
Level 1—
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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities measured at fair value on a recurring basis
The following tables detail the financial instruments carried at fair value on a recurring basis at December 31, 2017 and 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the years ended December 31, 2017 and 2016.
	Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2017:
Available for sale investment securities:
U.S. Government and agency obligations	$—	$72,774	$—
State agency and municipal obligations	—	12,277	—
Corporate bonds	—	7,137	—
Derivative asset, net	—	2,034	—
December 31, 2016:
Available for sale investment securities:
U.S. Government and agency obligations	$—	$62,698	$—
State agency and municipal obligations	—	14,763	—
Corporate bonds	—	10,290	—
Derivative asset, net	—	737	—
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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details the financial instruments carried at fair value on a nonrecurring basis at December 31, 2017 and 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:
	Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2017:
Impaired loans	$—	$—	$14,853
Foreclosed real estate	—	—	—
December 31, 2016:
Impaired loans	$—	$—	$4,849
Foreclosed real estate	—	—	272
The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at December 31, 2017 and 2016:
	Fair Value	Valuation Methodology	Unobservable Input	Range
	(Dollars in thousands)
December 31, 2017:
Impaired loans	$7,711	Appraisals	Discount to appraised value	8.00 – 24.00%
	7,142	Discounted cash flows	Discount rate	3.25 – 6.75%
	$14,853
Foreclosed real estate	$—	Appraisals	Discount to appraised value	—
December 31, 2016:
Impaired loans	$2,127	Appraisals	Discount to appraised value	8.00 – 28.00%
	2,722	Discounted cash flows	Discount rate	4.25 – 6.25%
	$4,849
Foreclosed real estate	$272	Appraisals	Discount to appraised value	20%
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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Basel III Capital Rules limit a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of regulatory risk based capital ratios in addition to the amount necessary to meet its minimum risk-based capital requirements. The required minimum conservation buffer began to be phased in incrementally, starting at 0.625% on January 1, 2016, increased to 1.25% on January 1, 2017, increased to 1.875% on January 1, 2018 and will continue to increase to 2.5% on January 1, 2019.
Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.
Management believes, as of December 31, 2017, the Bank and Company meet all capital adequacy requirements to which they are subject. There are no conditions or events since then that management believes have changed this conclusion.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The capital amounts and ratios for the Bank and the Company at December 31, 2017 were as follows:
	Actual Capital		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bankwell Bank
December 31, 2017
Common Equity Tier 1 Capital to Risk-Weighted Assets	$173,728	10.99%	$71,106	4.50%	$102,709	6.50%
Total Capital to Risk-Weighted Assets	192,632	12.19%	126,411	8.00%	158,014	10.00%
Tier I Capital to Risk-Weighted Assets	173,728	10.99%	94,808	6.00%	126,411	8.00%
Tier I Capital to Average Assets	173,728	9.61%	72,349	4.00%	90,437	5.00%
Bankwell Financial Group, Inc.
December 31, 2017
Common Equity Tier 1 Capital to Risk-Weighted Assets	$155,977	9.83%	$71,369	4.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	199,984	12.61%	126,878	8.00%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	155,977	9.83%	95,159	6.00%	N/A	N/A
Tier I Capital to Average Assets	155,977	8.59%	72,663	4.00%	N/A	N/A
The capital amounts and ratios for the Bank and Company at December 31, 2016, were as follows:
	Actual Capital		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bankwell Bank
December 31, 2016
Common Equity Tier 1 Capital to Risk-Weighted Assets	$157,604	11.59%	$61,168	4.50%	$88,353	6.50%
Total Capital to Risk-Weighted Assets	174,610	12.85%	108,742	8.00%	135,928	10.00%
Tier I Capital to Risk-Weighted Assets	157,604	11.59%	81,557	6.00%	108,742	8.00%
Tier I Capital to Average Assets	157,604	10.10%	62,428	4.00%	78,035	5.00%
Bankwell Financial Group, Inc.
December 31, 2016
Common Equity Tier 1 Capital to Risk-Weighted Assets	$141,338	10.39%	$61,231	4.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	184,371	13.55%	108,855	8.00%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	141,338	10.39%	81,641	6.00%	N/A	N/A
Tier I Capital to Average Assets	141,338	9.06%	62,415	4.00%	N/A	N/A

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
22.
Related Party Transactions

In the normal course of business, the Company may grant loans to executive officers, directors and members of their immediate families, as defined, and to entities in which these individuals have more than a 10% equity ownership. Such loans are transacted at terms including interest rates, similar to those available to unrelated customers. Changes in loans outstanding to such related parties during the years ending December 31, 2017 and 2016 were as follows:
	December 31,
	2017	2016
	(In thousands)
Balance, beginning of year	$22,471	$12,891
Additional loans	3,082	9,722
Repayments and changes in status	(4,832)	(142)
Balance, end of year	$20,721	$22,471

Related party deposits aggregated approximately $45.4 million and $40.4 million at December 31, 2017 and 2016, respectively.
During the years ended December 31, 2017 and 2016, the Company paid approximately $133 thousand and $28 thousand, respectively, to related parties for services provided to the Company. The payments were primarily for consulting and legal services. In addition, the Company leases a building from a related party, annual lease payments total approximately $534 thousand.
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

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed financial statements of the Parent Company only are as follows:
Condensed Statements of Financial Condition
	December 31,
	2017	2016
	(Dollars in Thousands)
ASSETS
Cash and due from banks	$2,494	$5,677
Investment in subsidiary	178,778	162,162
Premises and equipment, net	17	55
Deferred income taxes, net	53	3,063
Other assets	9,068	3,889
Total assets	$190,410	$174,846
LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debentures	$25,103	$25,051
Accrued expenses and other liabilities	4,280	3,900
Stockholders’ equity	161,027	145,895
Total liabilities and stockholders’ equity	$190,410	$174,846

Condensed Statements of Income
	Year Ended December 31,
	2017	2016	2015
	(Dollars in Thousands)
Interest income	$13	$23	$38
Other income	—	—	—
Total income	13	23	38
Expenses	2,295	3,444	2,714
Loss before equity in undistributed earnings of subsidiaries	(2,282)	(3,421)	(2,676)
Equity in undistributed earnings of subsidiaries	16,112	15,771	11,706
Net Income	$13,830	$12,350	$9,030

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows
	For the Years Ended December 31,
	2017	2016	2015
	(Dollars in Thousands)
Cash flows from operating activities
Net income	$13,830	$12,350	$9,030
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed earnings	(16,112)	(15,771)	(11,706)
Increase in other assets	(5,179)	(1,828)	(418)
Decrease (Increase) in deferred income taxes, net	3,010	2,385	(2,192)
Increase in other liabilities	380	1,620	421
Stock-based compensation	917	1,188	1,033
Amortization of debt issuance costs	52	51	—
Net cash used by operating activities	(3,102)	(5)	(3,832)
Cash flows from investing activities
Capital contribution to Bankwell Bank	—	—	(15,000)
Decrease in premises and equipment, net	37	65	84
Net cash provided by (used by) investing activities	37	65	(14,916)
Cash flows from financing activities
Proceeds from issuance of subordinated debt	—	—	25,000
Redemption of SBLF Preferred Stock	—	—	(10,980)
Proceeds from exercise of options & warrants	2,031	1,106	501
Dividends paid on common stock	(2,149)	(1,661)	(376)
Dividends paid on preferred stock	—	—	(125)
Proceeds from issuance of common stock	—	200	3,780
Net tax benefit related to stock-based compensation	—	280	—
Net cash (used by) provided by financing activities	(118)	(75)	17,800
Net decrease in cash and cash equivalents	(3,183)	(15)	(948)
Cash and cash equivalents:
Beginning of year	5,677	5,692	6,640
End of year	$2,494	$5,677	$5,692
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$—	$—	$—
Income taxes	—	—	—

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.
Quarterly Financial Information of Bankwell Financial Group, Inc. (Unaudited)

The following table presents selected quarterly financial information (unaudited):
		2017
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Total interest income	$18,729	$18,348	$17,688	$16,436
Total interest expense	4,815	4,487	4,047	3,488
Net interest income	13,914	13,861	13,641	12,948
(Credit) Provision for loan losses	(495)	398	895	543
Non-interest income	1,541	824	998	1,266
Non-interest expense	8,579	8,129	7,581	8,234
Income before income taxes	7,371	6,158	6,163	5,437
Provision from income taxes	5,275	1,895	2,394	1,735
Net income	$2,096	$4,263	$3,769	$3,702
Net income attributable to common stockholders	$2,096	$4,263	$3,769	$3,702
Earnings per share:
Basic	$0.27	$0.55	$0.49	$0.49
Diluted	$0.27	$0.55	$0.49	$0.48
	2016
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Total interest income	$16,642	$15,633	$14,711	$14,004
Total interest expense	3,354	3,106	2,832	2,606
Net interest income	13,288	12,527	11,879	11,398
Provision for loan losses	748	1,219	1,301	646
Non-interest income	401	750	853	672
Non-interest expense	7,768	7,481	7,215	7,080
Income before income taxes	5,173	4,577	4,216	4,344
Provision from income taxes	1,850	1,437	1,320	1,353
Net income	$3,323	$3,140	$2,896	$2,991
Net income attributable to common stockholders	$3,323	$3,140	$2,896	$2,991
Earnings per share:
Basic	$0.44	$0.42	$0.38	$0.40
Diluted	$0.43	$0.41	$0.38	$0.40
Note: Due to rounding, quarterly earnings per share may not sum to reported annual earnings per share.

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fourth quarter of 2017 the Company had changed its methodology to estimate its allowance for loan losses. The change in methodology resulted in an update to the underlying loan loss assumptions, incorporating the most recent industry, peer and product loss trends. This resulted in a non-recurring, pretax $1.3 million reduction in the reserve. In addition, On December 22, 2017 the Tax Cuts and Jobs Act of 2017 was signed into law. As a result, the corporate tax rate was reduced from 35% to 21%. Companies are required to recognize the effect of tax law changes in the period of enactment in accordance with GAAP. As result of the tax law changes the Company recognized a write-down of its deferred tax asset in the amount of  $3.3 million.

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9a.
Controls and Procedures

Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of Bankwell’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, because of the material weakness in internal control over financial reporting described below, management, including the Chief Executive Officer and Chief Financial Officer, concluded that Bankwell’s disclosure controls and procedures were not effective as of the end of the period covered by this report.
Internal Control over Financial Reporting
Bankwell’s management has issued a report on its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. As of December 31, 2017, senior management concluded that Bankwell did not maintain effective internal control over financial reporting due to a material weakness associated with its process over the allowance for loan losses. The material weakness discussed below was originally identified in the assessment of internal control that was conducted as of December 31, 2017. The report of Bankwell’s management follows.
Management’s Report on Internal Control over Financial Reporting
The management of Bankwell Financial Group and its Subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that internal control over financial reporting was not effective as of December 31, 2017 as a result of an identified material weakness resulting from the aggregation of control deficiencies in management’s review of the allowance for loan losses, including certain process level controls to ensure the completeness and accuracy of loan reports used in the classification of loans as well as the precision of management’s review over the calculation of the allowance for loan losses balance. This material weakness did not result in any misstatement of the Company’s consolidated financial statements, including the allowance for loan losses, for any period presented.
Based on management’s assessment, and as a result of the material weakness discussed above, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was not effective based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
In accordance with the rules and regulations of the SEC, management’s report on the design and effectiveness of Bankwell’s system of internal controls over financial reporting is not subject to attestation by Bankwell’s independent registered public accounting firm. The SEC rules and regulations applicable to

Bankwell only require a report by management. Accordingly, this annual report filed on Form 10-K for the year ended December 31, 2017 does not include an opinion by Bankwell’s independent registered public accounting firm regarding management’s system of internal controls over financial reporting.
Remediation Plan
In response to the material weakness identified above, the Company is in the process of implementing changes to its internal control over financial reporting, including the following:
1.
A Director of Internal Audit will be hired to supplement internal and external resources dedicated to the documentation and testing of the Company’s internal controls over financial reporting, and;

2.
Management has initiated a project to reassess the end-to-end design of internal controls over the allowance process to ensure greater oversight over the completeness and accuracy of reports used as well as increased precision in the review of the calculation of the allowance for loan losses. The Company expects it will use both internal and external resources as part of this project. The Company expects these measures to result in internal controls over the allowance process that would remove the reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Item 9b.
Other Information

None.

PART III
Item 10.
Directors, Executive Officers and Corporate Governance

The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2018 Annual Meeting of Stockholders, to be filed with the Commission no later than April 30, 2018.
Item 11.
Executive Compensation

The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2018 Annual Meeting of Stockholders, to be filed with the Commission no later than April 30, 2018.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2018 Annual Meeting of Stockholders, to be filed with the Commission no later than April 30, 2018.
Item 13.
Certain Relationships and Related Transactions, and Director Independence

The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2018 Annual Meeting of Stockholders, to be filed with the Commission no later than April 30, 2018.
Item 14.
Principal Accountant Fees and Services

The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2018 Annual Meeting of Stockholders, to be filed with the Commission no later than April 30, 2018.

PART IV
Item 15.
Exhibits

Exhibit Index
Number	Description
Exhibit 3.1	Certificate of Incorporation as amended to date (1)
Exhibit 3.2	Amended and Restated Bylaws (1)
Exhibit 10.1†	Employment Agreement of Christopher R. Gruseke dated December 29, 2016(6)
Exhibit 10.4†	Employment Agreement of Heidi S. DeWyngaert dated January 30, 2013(1)
Exhibit 10.5†	2002 Bank Management, Director and Founder Stock Option Plan (1)
Exhibit 10.6†	2006 Bank of New Canaan Stock Option Plan (1)
Exhibit 10.7†	2007 Bank of New Canaan Stock Option and Equity Award Plan (1)
Exhibit 10.8†	2011 BNC Financial Group, Inc. Stock Option and Equity Award Plan (1)
Exhibit 10.9†	2012 BNC Financial Group, Inc. Stock Plan (1)
Exhibit 10.10†	Amendment to the 2012 BNC Financial Group, Inc. Stock Plan (1)
Exhibit 10.11†	BNC Financial Group, Inc. and Affiliates Deferred Compensation Plan for Directors, January 23, 2008(1)
Exhibit 10.14†	Employment Agreement of David Dineen dated July 11, 2016(4)
Exhibit 10.15†	Employment Agreement of Penko Ivanov dated September 26, 2016(5)
Exhibit 10.16	Form of Director Indemnification Agreement (2)
Exhibit 10.17	Form of Executive Officer Indemnification Agreement (2)
Exhibit 21.1	Subsidiaries of the Registrant (1)
Exhibit 23.2	Consent of RSM US LLP
Exhibit 23.3	Consent of Whittlesey PC
Exhibit 31.1	Certification of Christopher R. Gruseke Pursuant to Rule 13a-14(a)
Exhibit 31.2	Certification of Penko Ivanov pursuant to Rule 13a-14(a)
Exhibit 32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from Bankwell Financial Group, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2017, formatted in extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Income; (iii) Consolidated statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

(6)
Filed as part of the Registrant’s December 31, 2016 Form 10-K

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
Signature & Title	Date
/s/ Christopher R. Gruseke Christopher R. Gruseke President and Chief Executive Officer	March 30, 2018
/s/ Penko Ivanov Penko Ivanov Executive Vice President & Chief Financial Officer (principal financial and accounting officer)	March 30, 2018
/s/ George P. Bauer George P. Bauer Director	March 30, 2018
/s/ Gail Brathwaite Gail Brathwaite Director	March 30, 2018
/s/ Richard Castiglioni Richard Castiglioni Director	March 30, 2018
/s/ Eric J. Dale Eric J. Dale Director	March 30, 2018
/s/ Blake S. Drexler Blake S. Drexler Director	March 30, 2018
/s/ James A. Fieber James A. Fieber Director	March 30, 2018
/s/ Daniel S. Jones Daniel S. Jones Director	March 30, 2018
/s/ Todd Lampert Todd Lampert Director	March 30, 2018

Signature & Title	Date
/s/ Victor S. Liss Victor S. Liss Director	March 30, 2018
/s/ Carl M. Porto Carl M. Porto Director	March 30, 2018