Form 10-Q
period 2018-03-31
Bankwell Financial Group, Inc.
filed 2018-05-10
CIK 1505732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑   Yes   ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑   Yes   ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

  ☐   Yes   ☑   No

As of April 30, 2018, there were 7,833,804 shares of the registrant’s common stock outstanding.

Bankwell Financial Group, Inc.

Form 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Bankwell Financial Group, Inc.

Consolidated Balance Sheets - (unaudited)

(Dollars in thousands, except share data)

	March 31,	December 31,
	2018	2017

ASSETS
Cash and due from banks	$81,249	$70,545
Federal funds sold	2,121	186
Cash and cash equivalents	83,370	70,731

Available for sale investment securities, at fair value	99,050	92,188
Held to maturity investment securities, at amortized cost	21,546	21,579
Loans receivable (net of allowance for loan losses of $18,801 at March 31, 2018 and $18,904 at December 31, 2017)	1,534,565	1,520,879
Foreclosed real estate	487	-
Accrued interest receivable	5,331	5,910
Federal Home Loan Bank stock, at cost	9,310	9,183
Premises and equipment, net	19,207	18,196
Bank-owned life insurance	39,880	39,618
Goodwill	2,589	2,589
Other intangible assets	358	382
Deferred income taxes, net	4,716	4,904
Other assets	10,834	10,448
Total assets	$1,831,243	$1,796,607

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$161,641	$172,638
Interest bearing deposits	1,264,886	1,225,767
Total deposits	1,426,527	1,398,405

Advances from the Federal Home Loan Bank	199,000	199,000
Subordinated debentures	25,116	25,103
Accrued expenses and other liabilities	14,653	13,072
Total liabilities	1,665,296	1,635,580

Commitments and contingencies

Shareholders' equity
Common stock, no par value; 10,000,000 shares authorized, 7,831,804 and 7,751,424 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	119,363	118,301
Retained earnings	44,695	41,032
Accumulated other comprehensive income	1,889	1,694
Total shareholders' equity	165,947	161,027

Total liabilities and shareholders' equity	$1,831,243	$1,796,607

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

Consolidated Statements of Income – (unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017

Interest and dividend income
Interest and fees on loans	$17,418	$15,513
Interest and dividends on securities	935	809
Interest on cash and cash equivalents	254	114
Total interest income	18,607	16,436

Interest expense
Interest expense on deposits	3,656	2,581
Interest on borrowings	1,246	907
Total interest expense	4,902	3,488

Net interest income	13,705	12,948

Provision for loan losses	13	543

Net interest income after provision for loan losses	13,692	12,405

Noninterest income
Gains and fees from sales of loans	370	324
Bank owned life insurance	263	291
Service charges and fees	256	240
Net gain on sale of available for sale securities	222	165
Other	222	246
Total noninterest income	1,333	1,266

Noninterest expense
Salaries and employee benefits	5,028	3,929
Occupancy and equipment	1,617	1,692
Professional services	775	412
Data processing	525	445
Marketing	297	266
Director fees	215	233
FDIC insurance	214	383
Amortization of intangibles	24	31
Foreclosed real estate	-	7
Other	508	836
Total noninterest expense	9,203	8,234
Income before income tax expense	5,822	5,437
Income tax expense	1,222	1,735
Net income	$4,600	$3,702

Earnings Per Common Share:
Basic	$0.59	$0.49
Diluted	$0.59	$0.48

Weighted Average Common Shares Outstanding:
Basic	7,676,813	7,525,268
Diluted	7,722,120	7,632,123
Dividends per common share	$0.12	$0.07

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

Consolidated Statements of Comprehensive Income – (unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017

Net income	$4,600	$3,702
Other comprehensive income:
Unrealized losses on securities:
Unrealized holding (losses) gains on available for sale securities	(1,534)	160
Reclassification adjustment for gain realized in net income	(222)	(165)
Net change in unrealized losses	(1,756)	(5)
Income tax benefit	369	2
Unrealized losses on securities, net of tax	(1,387)	(3)
Unrealized gains on interest rate swaps:
Unrealized gains on interest rate swaps designated as cash flow hedges	2,003	218
Income tax expense	(421)	(76)
Unrealized gains on interest rate swaps, net of tax	1,582	142
Total other comprehensive income, net of tax	195	139
Comprehensive income	$4,795	$3,841

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

Consolidated Statements of Shareholders' Equity – (unaudited)

(In thousands, except share data)

				Accumulated
	Number of			Other
	Outstanding	Common	Retained	Comprehensive
	Shares	Stock	Earnings	Income	Total
Balance at December 31, 2017	7,751,424	$118,301	$41,032	$1,694	$161,027
Net income	-	-	4,600	-	4,600
Other comprehensive income, net of tax	-	-	-	195	195
Cash dividends declared ($0.12 per share)	-	-	(937)	-	(937)
Stock-based compensation expense	-	280	-	-	280
Forfeitures of restricted stock	(400)	-	-	-	-
Warrants exercised	22,400	400	-	-	400
Issuance of restricted stock	39,550	-	-	-	-
Stock options exercised	18,830	382	-	-	382
Balance at March 31, 2018	7,831,804	$119,363	$44,695	$1,889	$165,947

				Accumulated
	Number of			Other
	Outstanding	Common	Retained	Comprehensive
	Shares	Stock	Earnings	Income	Total
Balance at December 31, 2016	7,620,663	$115,353	$29,652	$890	$145,895
Net income	-	-	3,702	-	3,702
Other comprehensive income, net of tax	-	-	-	139	139
Cash dividends declared ($0.07 per share)	-	-	(534)	-	(534)
Stock-based compensation expense	-	216	-	-	216
Forfeitures of restricted stock	(10,518)	-	-	-	-
Issuance of restricted stock	15,000	-	-	-	-
Stock options exercised	13,561	254	-	-	254
Balance at March 31, 2017	7,638,706	$115,823	$32,820	$1,029	$149,672

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

Consolidated Statements of Cash Flows – (unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$4,600	$3,702
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of premiums and discounts on investment securities	(2)	(12)
Provision for loan losses	13	543
Provision for deferred taxes	137	56
Net gain on sales of available for sale securities	(222)	(165)
Depreciation and amortization	364	412
Amortization of debt issuance costs	13	13
Increase in cash surrender value of bank-owned life insurance	(263)	(291)
Loan principal sold from loans originated for sale	-	(632)
Proceeds from sales of loans originated for sale	-	895
Net gain on sales of loans	(370)	(324)
Stock-based compensation	280	216
Net amortization (accretion) of purchase accounting adjustments	332	(32)
Net change in:
Deferred loan fees	(191)	(249)
Accrued interest receivable	579	(222)
Other assets	1,640	1,671
Accrued expenses and other liabilities	1,581	1,110
Net cash provided by operating activities	8,491	6,691

Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	2,179	902
Proceeds from principal repayments on held to maturity securities	38	52
Net proceeds from sales and calls of available for sale securities	7,734	49,556
Purchases of available for sale securities	(18,312)	(49,969)
Purchase of bank-owned life insurance	-	(5,000)
Net increase in loans	(14,326)	(62,820)
Loan principal sold from loans not originated for sale	(3,209)	(3,911)
Proceeds from sales of loans not originated for sale	3,579	4,226
Purchases of premises and equipment	(1,375)	(195)
Purchase of Federal Home Loan Bank stock	(127)	(90)
Net cash used in investing activities	(23,819)	(67,249)

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.

Consolidated Statements of Cash Flows - (Continued)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from financing activities
Net change in time certificates of deposit	$(981)	$13,329
Net change in other deposits	29,103	25,109
Proceeds from exercise of warrants	400	-
Proceeds from exercise of options	382	254
Dividends paid on common stock	(937)	(534)
Net cash provided by financing activities	27,967	38,158
Net increase (decrease) in cash and cash equivalents	12,639	(22,400)
Cash and cash equivalents:
Beginning of year	70,731	96,355
End of period	$83,370	$73,955
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$4,957	$3,447
Income taxes	60	-
Noncash investing and financing activities
Loans transferred to foreclosed real estate	487	-
Net change in unrealized gains or losses on available-for-sale securities	(1,756)	(6)

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

Basis of consolidated financial statement presentation

The unaudited consolidated financial statements presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Rule 10-1 of Regulation S-X and do not include all of the information and note disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying unaudited interim consolidated financial statements have been included. Interim results are not necessarily reflective of the results that may be expected for the year ending December 31, 2018. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included on Form 10-K for the year ended December 31, 2017.

Significant concentrations of credit risk

Most of the Company's activities are with customers located within the New York metropolitan area and throughout Connecticut, with the majority of our loans in the Fairfield and New Haven County regions of Connecticut, and declines in property values in these areas could significantly impact the Company. The Company has significant concentrations in commercial real estate loans. Management does not believe they present any special risk. The Company does not have any significant concentrations in any one industry or customer.

Reclassification

Certain prior period amounts have been reclassified to conform to the 2018 financial statement presentation. These reclassifications only changed the reporting categories and did not affect the consolidated results of operations or consolidated financial position.

Recent accounting pronouncements

The following section includes changes in accounting principles and potential effects of new accounting guidance and pronouncements.

ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): This ASU clarifies the principles for recognizing revenue. The guidance notes that an entity should apply the following steps when recognizing revenue: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In 2016, the FASB issued further implementation guidance regarding revenue recognition. This additional guidance included clarification on certain principal versus agent considerations within the implementation of the guidance as well as clarification related to identifying performance obligations and licensing. The guidance also requires new qualitative and quantitative disclosures, including disaggregation of revenues and descriptions of performance obligations. The guidance along with its updates is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted the guidance on January 1, 2018 using the modified retrospective method.  In evaluating this standard, management has determined that the majority of revenue earned by the Company is from revenue streams not included in the scope of this standard and for in-scope revenue streams management determined that a cumulative-effect adjustment to opening retained earnings as a result of adopting this standard is not needed.

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

ASU No. 2016-02, Leases (Topic 842): The amendments in this ASU require lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. Accounting by lessors will remain largely unchanged. The guidance will be effective for the Company, on January 1, 2019, with early adoption permitted. Adoption will require a modified retrospective transition where the lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

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

ASU No. 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash.” This ASU provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of this ASU did not have a material impact on the Company’s financial statements.

ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): “Simplifying the Test for Goodwill Impairment.” This ASU simplifies the test for goodwill impairment by eliminating step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity was required to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, this ASU also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments will be effective for the Company for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (subtopic 310-20): “Premium Amortization on Purchased Callable Debt Securities.” The amendments in this update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments will be effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

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

ASU No. 2017-12, Derivatives and Hedging: “Targeted Improvements to Accounting for Hedging Activities” (Topic 815): The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. This ASU requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): This update requires a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate tax rate. The amount of the reclassification would be the difference between the historical 35% corporate income tax rate and the newly enacted 21% corporate tax rate. The amendments would be effective for all entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption of the amendments would be permitted including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued and all other entities for reporting periods for which financial statements have not yet been made available for issuance. An entity would apply the amendments in the update retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 is recognized. The Company elected to adopt this update and recorded a $301 thousand reduction to retained earnings and increase to accumulated other comprehensive income as of December 31, 2017.

ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): The purpose of this update is clarify certain aspects of the guidance in ASU No. 2016-01 regarding equity securities without a readily determinable fair value, forward contracts and purchased options, presentation requirements for certain fair value option liabilities, fair value option liabilities denominated in a foreign currency, and transition guidance for equity securities without a readily determinable fair value. Public business entities with fiscal years beginning between December 15, 2017 and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018 and public business entities with fiscal years beginning between June 15, 2018 and December 15, 2018 are not required to adopt these amendments before adopting the amendments in update 2016-01. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

2. Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at March 31, 2018 were as follows:

	March 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Due from one through five years	$13,006	$-	$(222)	$12,784
Due from five through ten years	100	-	(5)	95
Due after ten years	76,114	47	(1,405)	74,756
	89,220	47	(1,632)	87,635

State agency and municipal obligations
Due from one through five years	2,195	15	-	2,210
Due from five through ten years	1,563	21	-	1,584
Due after ten years	632	-	(42)	590
	4,390	36	(42)	4,384

Corporate bonds
Due from one through five years	7,087	-	(56)	7,031
	7,087	-	(56)	7,031

Total available for sale securities	$100,697	$83	$(1,730)	$99,050

Held to maturity securities:

State agency and municipal obligations
Due from one through five years	$3,883	$17	$-	$3,900
Due after ten years	16,556	645	(190)	17,011
	20,439	662	(190)	20,911

Corporate bonds
Due from one through five years	1,000	-	(5)	995

Government-sponsored mortgage backed securities
No contractual maturity	107	8	-	115
Total held to maturity securities	$21,546	$670	$(195)	$22,021

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at December 31, 2017 were as follows:

	December 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Due from one through five years	$13,000	$-	$(82)	$12,918
Due from five through ten years	100	-	(4)	96
Due after ten years	59,924	10	(174)	59,760
	73,024	10	(260)	72,774

State agency and municipal obligations
Due from one through five years	2,873	84	-	2,957
Due from five through ten years	7,386	228	-	7,614
Due after ten years	1,700	33	(27)	1,706
	11,959	345	(27)	12,277

Corporate bonds
Due from one through five years	7,096	41	-	7,137
	7,096	41	-	7,137

Total available for sale securities	$92,079	$396	$(287)	$92,188

Held to maturity securities:

State agency and municipal obligations
Less Than 1 Year	$198	$5	$-	$203
Due from one through five years	3,880	20	-	3,900
Due after ten years	16,387	1,227	-	17,614
	20,465	1,252	-	21,717

Corporate bonds
Due from one through five years	1,000	-	(5)	995

Government-sponsored mortgage backed securities
No contractual maturity	114	10	-	124
Total held to maturity securities	$21,579	$1,262	$(5)	$22,836

The gross realized gains on the sale of investment securities totaled $224 thousand for the three months ended March 31, 2018. The gross realized losses on the sale of investment securities totaled $2 thousand for the three months ended March 31, 2018. Total sales proceeds were $7.7 million for the three months ended March 31, 2018. The gross realized gains on the sale of investment securities totaled $165 thousand for the three months ended March 31, 2017. There were no gross realized losses on the sale of investment securities for the three months ended March 31, 2017. Total sales proceeds were $49.6 million for the three months ended March 31, 2017.

At March 31, 2018 and December 31, 2017 there were no securities pledged as collateral with the Federal Home Loan Bank (FHLB).

The following table provides information regarding investment securities with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(In thousands)
March 31, 2018
U.S. Government and agency obligations	$77,383	$(1,587)	2.01%	$2,054	$(45)	2.17%	$79,437	$(1,632)	2.01%
State agency and municipal obligations	11,691	(190)	1.60%	590	(42)	6.64%	12,281	(232)	1.86%
Corporate bonds	7,031	(56)	0.79%	995	(5)	0.50%	8,026	(61)	0.75%
Total investment securities	$96,105	$(1,833)	1.87%	$3,639	$(92)	2.48%	$99,744	$(1,925)	1.89%

December 31, 2017
U.S. Government and agency obligations	$70,419	$(225)	0.32%	$2,064	$(35)	1.67%	$72,483	$(260)	0.36%
State agency and municipal obligations	92	-	0.16%	656	(27)	3.95%	748	(27)	3.50%
Corporate bonds	-	-	-	995	(5)	0.50%	995	(5)	0.50%
Total investment securities	$70,511	$(225)	0.32%	$3,715	$(67)	1.77%	$74,226	$(292)	0.39%

There were twenty-six and fifteen investment securities as of March 31, 2018 and December 31, 2017, respectively, in which the fair value of the security was less than the amortized cost of the security.

The U.S. Government and agency obligations owned are either direct obligations of the U.S. Government or guaranteed by the U.S. Government, therefore the contractual cash flows are guaranteed and as a result the unrealized losses in this portfolio are not considered other than temporarily impaired.

The Company continually monitors its state agency, municipal and corporate bond portfolios and at this time these portfolios have minimal default risk because state agency, municipal and corporate bonds are all rated investment grade or deemed to be of investment grade quality.

The Company has the intent and ability to retain its investment securities in an unrealized loss position at March 31, 2018 until the decline in value has recovered.

3. Loans Receivable and Allowance for Loan Losses

The following table sets forth a summary of the loan portfolio at March 31, 2018 and December 31, 2017:

(In thousands)	March 31, 2018	December 31, 2017
Real estate loans:
Residential	$195,638	$193,524
Commercial	1,005,962	987,242
Construction	87,309	101,636
	1,288,909	1,282,402

Commercial business	267,052	259,995

Consumer	446	619
Total loans	1,556,407	1,543,016

Allowance for loan losses	(18,801)	(18,904)
Deferred loan origination fees, net	(3,050)	(3,242)
Unamortized loan premiums	9	9
Loans receivable, net	$1,534,565	$1,520,879

Lending activities are conducted principally in the New York metropolitan area, including the Fairfield and New Haven County regions of Connecticut, and consist of residential and commercial real estate loans, commercial business loans and a variety of consumer loans. Loans may also be granted for the construction of residential homes and commercial properties. The majority of residential and commercial mortgage loans are collateralized by first or second mortgages on real estate.

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

Commercial Real Estate: This portfolio segment includes loans secured by commercial real estate, multi-family dwellings and investor-owned one-to-four family dwellings. Loans secured by commercial real estate generally have larger loan balances and more credit risk than owner occupied one-to-four family mortgage loans.

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

Allowance for loan losses

As of December 31, 2017 the Company has changed its methodology to estimate its allowance for loan losses. The change in methodology resulted in an update to the underlying loan loss assumptions, incorporating the most recent industry, peer and product loss trends. This resulted in a non-recurring, pretax $1.3 million reduction in the reserve for the year ended December 31, 2017.

The following tables set forth the activity in the Company’s allowance for loan losses for the three months ended March 31, 2018 and 2017, by portfolio segment:

	Residential	Commercial		Commercial
	Real Estate	Real Estate	Construction	Business	Consumer	Total
	(In thousands)
March 31, 2018
Beginning balance	$1,721	$12,777	$907	$3,498	$1	$18,904
Charge-offs	-	(18)	-	(96)	(3)	(117)
Recoveries	-	-	-	-	1	1
(Credits) Provisions	(26)	(114)	(140)	290	3	13
Ending balance	$1,695	$12,645	$767	$3,692	$2	$18,801

	Residential	Commercial		Commercial
	Real Estate	Real Estate	Construction	Business	Consumer	Total
	(In thousands)
March 31, 2017
Beginning balance	$1,654	$9,563	$2,105	$4,283	$377	$17,982
Charge-offs	-	-	-	-	(15)	(15)
Recoveries	-	-	-	-	1	1
(Credits) Provisions	(7)	(14)	17	538	9	543
Ending balance	$1,647	$9,549	$2,122	$4,821	$372	$18,511

Loans evaluated for impairment and the related allowance for loan losses as of March 31, 2018 and December 31, 2017 were as follows:

	Portfolio	Allowance
	(In thousands)
March 31, 2018
Loans individually evaluated for impairment:
Residential real estate	$7,202	$14
Commercial real estate	22,100	708
Construction	1,546	2
Commercial business	3,381	45
Consumer	6	-
Subtotal	34,235	769
Loans collectively evaluated for impairment:
Residential real estate	188,436	1,681
Commercial real estate	983,862	11,937
Construction	85,763	765
Commercial business	263,671	3,647
Consumer	440	2
Subtotal	1,522,172	18,032

Total	$1,556,407	$18,801

	Portfolio	Allowance
	(In thousands)
December 31, 2017
Loans individually evaluated for impairment:
Residential real estate	$4,607	$8
Commercial real estate	7,586	876
Commercial business	2,660	71
Subtotal	14,853	955
Loans collectively evaluated for impairment:
Residential real estate	188,917	1,713
Commercial real estate	979,656	11,901
Construction	101,636	907
Commercial business	257,335	3,427
Consumer	619	1
Subtotal	1,528,163	17,949

Total	$1,543,016	$18,904

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

The following table presents credit risk ratings by loan segment as of March 31, 2018 and December 31, 2017:

	Commercial Credit Quality Indicators
	At March 31, 2018				At December 31, 2017
	Commercial Real Estate	Construction	Commercial Business	Total	Commercial Real Estate	Construction	Commercial Business	Total
	(In thousands)
Pass	$980,699	$85,763	$259,491	$1,325,953	$960,902	$101,636	$252,570	$1,315,108
Special mention	3,162	-	3,345	6,507	9,371	-	4,019	13,390
Substandard	21,975	1,546	4,021	27,542	16,969	-	3,297	20,266
Doubtful	126	-	195	321	-	-	109	109
Total loans	$1,005,962	$87,309	$267,052	$1,360,323	$987,242	$101,636	$259,995	$1,348,873

	Residential and Consumer Credit Quality Indicators
	At March 31, 2018			At December 31, 2017
	Residential			Residential
	Real Estate	Consumer	Total	Real Estate	Consumer	Total
	(In thousands)
Pass	$188,239	$440	$188,679	$188,917	$619	$189,536
Special mention	197	-	197	-	-	-
Substandard	7,202	6	7,208	4,607	-	4,607
Loss	-	-	-	-	-	-
Total loans	$195,638	$446	$196,084	$193,524	$619	$194,143

Loan portfolio aging analysis

When a loan is 15 days past due, the Company sends the borrower a late notice. The Company also contacts the borrower by phone if the delinquency is not corrected promptly after the notice has been sent.

When the loan is 30 days past due, the Company mails the borrower a letter reminding the borrower of the delinquency, and attempts to contact the borrower personally to determine the reason for the delinquency and ensure the borrower understands the terms of the loan. If necessary, on the subsequent 90th day of delinquency, the Company may take other appropriate legal action. A summary report of all loans 30 days or more past due is provided to the Board of Directors of the Company each month. Loans greater than 90 days past due are generally put on nonaccrual status. A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt. A loan is considered to be no longer delinquent when timely payments are made for a period of at least six months (one year for loans providing for quarterly or semi-annual payments) by the borrower in accordance with the contractual terms.

The following tables set forth certain information with respect to our loan portfolio delinquencies by portfolio segment and amount as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018

	31-60 Days	61-90 Days	Greater Than	Total Past
	Past Due	Past Due	90 Days	Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$3,096	$-	$1,160	$4,256	$191,382	$195,638
Commercial real estate	564	9,501	5,069	15,134	990,828	1,005,962
Construction	-	-	-	-	87,309	87,309
Commercial business	341	1,098	154	1,593	265,459	267,052
Consumer	1	-	-	1	445	446
Total loans	$4,002	$10,599	$6,383	$20,984	$1,535,423	$1,556,407

	As of December 31, 2017

	31-60 Days	61-90 Days	Greater Than	Total Past
	Past Due	Past Due	90 Days	Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$1,248	$2,244	$1,161	$4,653	$188,871	$193,524
Commercial real estate	10,028	4,116	2,074	16,218	971,024	987,242
Construction	-	-	-	-	101,636	101,636
Commercial business	4,318	162	481	4,961	255,034	259,995
Consumer	3	-	2	5	614	619
Total loans	$15,597	$6,522	$3,718	$25,837	$1,517,179	$1,543,016

There were no loans delinquent greater than 90 days and still accruing as of March 31, 2018 and there were no loans delinquent greater than 90 days and still accruing as of December 31, 2017.

Loans on nonaccrual status

The following is a summary of nonaccrual loans by portfolio segment as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
	(In thousands)
Residential real estate	$3,498	$1,590
Commercial real estate	15,641	3,371
Commercial business	1,235	520
Total	$20,374	$5,481

At March 31, 2018 and December 31, 2017, there were no commitments to lend additional funds to any borrower on nonaccrual status.

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

The following table summarizes impaired loans by portfolio segment as of March 31, 2018 and December 31, 2017:

	Carrying Amount		Unpaid Principal Balance		Associated Allowance
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$6,261	$3,515	$6,295	$3,556	$-	$-
Commercial real estate	8,393	1,841	8,502	1,915	-	-
Commercial business	872	1,950	1,013	2,024	-	-
Consumer	6	-	6	-	-	-
Total impaired loans without a valuation allowance	15,532	7,306	15,816	7,495	-	-

Impaired loans with a valuation allowance:
Residential real estate	$941	$1,092	$950	$1,092	$14	$8
Commercial real estate	13,707	5,745	13,707	5,745	708	876
Construction	1,546	-	1,546	-	2	-
Commercial business	2,509	710	2,509	712	45	71
Total impaired loans with a valuation allowance	18,703	7,547	18,712	7,549	769	955
Total impaired loans	$34,235	$14,853	$34,528	$15,044	$769	$955

The following table summarizes the average carrying amount of impaired loans and interest income recognized on impaired loans by portfolio segment as of March 31, 2018 and December 31, 2017:

	Average Carrying Amount		Interest Income Recognized
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$6,268	$3,530	$48	$-
Commercial real estate	8,445	1,916	74	21
Commercial business	916	2,109	8	89
Consumer	6	-	-	-
Total impaired loans without a valuation allowance	15,635	7,555	130	110
Impaired loans with a valuation allowance:
Residential real estate	$942	$1,100	$-	$-
Commercial real estate	13,715	5,854	38	261
Construction	1,546	-	16	-
Commercial business	2,530	873	92	47
Total impaired loans with a valuation allowance	18,733	7,827	146	308
Total impaired loans	$34,368	$15,382	$276	$418

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

Loans classified as TDRs totaled $7.5 million at March 31, 2018 and $4.9 million at December 31, 2017. There were no loans modified as TDRs during the three months ended March 31, 2017.

			Outstanding Recorded Investment
	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2018	2017	2018	2017	2018	2017
Three Months Ended March 31,
Residential real estate	2	-	$2,826	$-	$2,822	$-
Commercial business	1	-	37	-	29	-
Total	3	-	$2,863	$-	$2,851	$-

At March 31, 2018 and December 31, 2017 there were six non-accrual loans identified as TDRs totaling $2.6 million and four non-accrual loans identified as TDRs totaling $553 thousand, respectively.

The following table provides information on how loans were modified as a TDR during the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Maturity and payment concession	$750	$-
Payment concession	2,101	-
Total	$2,851	$-

There were two loans modified in a troubled debt restructuring, for which there was a payment default during the three months ended March 31, 2018. The total recorded investment in these loans was $2.1 million at March 31, 2018.

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

Warrants

As a result of the acquisition of Quinnipiac on October 1, 2014 the Company issued 68,600 warrants to former Quinnipiac warrant holders in accordance with the merger agreement. Each warrant was automatically converted into a warrant to purchase 0.56 shares of the Company’s common stock for an exercise price of $17.86. As of March 31, 2018 all warrants have been exercised. The Company does not have any warrants outstanding as of March 31, 2018.

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

The Company did not repurchase any of its common stock during the three months ended March 31, 2018 or during the year ended December 31, 2017.

5. Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives accounted for as cash flow hedges. The Company’s total comprehensive income or loss for the three months ended March 31, 2018 and 2017 is reported in the Consolidated Statements of Comprehensive Income.

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax for the three months ended March 31, 2018 and 2017:

	Net Unrealized Gain	Net Unrealized Gain
	(Loss) on Available	on Interest
	for Sale Securities	Rate Swap	Total
	(In thousands)
Balance at December 31, 2017	$85	$1,609	$1,694
Other comprehensive (loss) income before reclassifications, net of tax	(1,212)	1,582	370
Amounts reclassified from accumulated other comprehensive income, net of tax	(175)	-	(175)
Net other comprehensive (loss) income	(1,387)	1,582	195
Balance at March 31, 2018	$(1,302)	$3,191	$1,889

	Net Unrealized Gain	Net Unrealized Gain
	(Loss) on Available	on Interest
	for Sale Securities	Rate Swap	Total
	(In thousands)
Balance at December 31, 2016	$409	$481	$890
Other comprehensive income before reclassifications, net of tax	105	142	247
Amounts reclassified from accumulated other comprehensive income, net of tax	(108)	-	(108)
Net other comprehensive (loss) income	(3)	142	139
Balance at March 31, 2017	$406	$623	$1,029

The following table provides information for the items reclassified from accumulated other comprehensive income or loss:

Accumulated Other Comprehensive	For the Quarters Ended March 31,		Associated Line Item in the Consolidated
Income Components	2018	2017	Statements Of Income
	(In thousands)
Available-for-sale securities:
Unrealized gains on investments	$222	$165	Gain on sale of available for sale securities, net
Tax expense	(47)	(57)	Income tax expense
Net of tax	$175	$108

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

The following is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share data)
Net income	$4,600	$3,702
Dividends to participating securities(1)	(13)	(7)
Undistributed earnings allocated to participating securities(1)	(46)	(43)
Net income for earnings per share calculation	$4,541	$3,652

Weighted average shares outstanding, basic	7,677	7,525
Effect of dilutive equity-based awards(2)	45	107
Weighted average shares outstanding, diluted	7,722	7,632
Net earnings per common share:
Basic earnings per common share	$0.59	$0.49
Diluted earnings per common share	$0.59	$0.48

(1) Represents dividends paid and undistributed earnings allocated to unvested stock-based awards that contain non-forfeitable rights to dividends.

(2) Represents the effect of the assumed exercise of stock options and the vesting of restricted shares, as applicable, utilizing the treasury stock method.

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

As of March 31, 2018, the Bank and Company has met all capital adequacy requirements to which they are subject. There are no conditions or events since then that management believes have changed this conclusion.

The capital amounts and ratios for the Bank and the Company at March 31, 2018 and December 31, 2017 were as follows:

			Minimum Regulatory		Minimum Regulatory
			Capital Required for		Capital to be Well
			Capital Adequacy		Capitalized Under
			plus Capital		Prompt Corrective
	Actual Capital		Conservation Buffer		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
March 31, 2018
Common Equity Tier 1 Capital to Risk-Weighted Assets	$179,579	11.18%	$102,425	6.38%	$104,433	6.50%
Total Capital to Risk-Weighted Assets	198,380	12.35%	158,658	9.88%	160,667	10.00%
Tier I Capital to Risk-Weighted Assets	179,579	11.18%	126,525	7.88%	128,533	8.00%
Tier I Capital to Average Assets	179,579	9.90%	72,547	4.00%	90,683	5.00%

Bankwell Financial Group, Inc.
March 31, 2018
Common Equity Tier 1 Capital to Risk-Weighted Assets	$161,078	10.00%	$102,698	6.38%	N/A	N/A
Total Capital to Risk-Weighted Assets	204,995	12.73%	159,081	9.88%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	161,078	10.00%	126,862	7.88%	N/A	N/A
Tier I Capital to Average Assets	161,078	8.84%	72,901	4.00%	N/A	N/A

			Minimum Regulatory		Minimum Regulatory
			Capital Required for		Capital to be Well
			Capital Adequacy		Capitalized Under
			plus Capital		Prompt Corrective
	Actual Capital		Conservation Buffer		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
December 31, 2017
Common Equity Tier 1 Capital to Risk-Weighted Assets	$173,728	10.99%	$90,858	5.75%	$102,709	6.50%
Total Capital to Risk-Weighted Assets	192,632	12.19%	146,162	9.25%	158,014	10.00%
Tier I Capital to Risk-Weighted Assets	173,728	10.99%	114,560	7.25%	126,411	8.00%
Tier I Capital to Average Assets	173,728	9.61%	72,349	4.00%	90,437	5.00%

Bankwell Financial Group, Inc.
December 31, 2017
Common Equity Tier 1 Capital to Risk-Weighted Assets	$155,977	9.83%	$91,194	5.75%	N/A	N/A
Total Capital to Risk-Weighted Assets	199,984	12.61%	146,703	9.25%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	155,977	9.83%	114,983	7.25%	N/A	N/A
Tier I Capital to Average Assets	155,977	8.59%	72,663	4.00%	N/A	N/A

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

Reserve Requirements on Cash

The Bank is required to maintain a minimum reserve balance of $10.7 million and $11.1 million in the Federal Reserve Bank at March 31, 2018 and December 31, 2017, respectively. The Bank is also required to maintain a minimum reserve balance of $7.5 million at Atlantic Community Bankers Bank (formerly Bankers’ Bank Northeast) at March 31, 2018 and December 31, 2017. These balances are maintained for clearing purposes in the ordinary course of business and do not represent restricted cash.

8. Stock-Based Compensation

Equity award plans

The Company has five equity award plans, which are collectively referred to as the “Plan”. The current plan under which any future issuances of equity awards will be made is the 2012 BNC Financial Group, Inc. Stock Plan, or the “2012 Plan,” amended on June 26, 2013. All equity awards made under the 2012 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of share options or restricted stock. At March 31, 2018, there were 426,112 shares reserved for future issuance under the 2012 Plan.

Stock Options: The Company accounts for stock options based on the fair value at the date of grant and records option related expense over the vesting period of such awards on a straight line basis. All stock options have been fully expensed as of December 31, 2016.

There were no options granted during the three months ended March 31, 2018.

A summary of the status of outstanding share options as of and for the three months ended March 31, 2018 is presented below:

	Three Months Ended March 31, 2018
		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Options outstanding at beginning of period	47,050	$17.83
Exercised	(18,830)	20.32
Options outstanding at end of period	28,220	16.18

Options exercisable at end of period	28,220	16.18

Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. The total intrinsic value of share options exercised during the three months ended March 31, 2018 was $238 thousand.

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.

The following table presents the activity for restricted stock for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
			Weighted
	Number		Average
	of		Grant Date
	Shares		Fair Value

Unvested at beginning of period	75,186		$26.39
Granted	39,550	(1)	33.01
Forfeited	(400)		21.87
Unvested at end of period	114,336		28.70
(1) Includes 11,250 shares of performance based restricted stock

The Company's restricted stock expense for the three months ended March 31, 2018 and 2017 were $280 thousand and $216 thousand, respectively. At March 31, 2018 there was $2.5 million of unrecognized stock compensation expense for restricted stock, expected to be recognized over a weighted average period of 1.8 years.

Performance Based Restricted Stock: On February 20, 2018 the Company issued 11,250 shares of restricted stock with performance and service conditions pursuant to the Company’s 2012 Stock Plan. The awards vest over a 3 year service period provided certain performance metrics are met. The share quantity, that can range between 0% and 200% of the grant is dependent on the degree to which the performance metric is met. The Company records an expense over the vesting period based on the fair market value of the Company’s stock at the date of the grant.

9. Derivative Instruments

The Company manages economic risks, including interest rate, liquidity, and credit risk by managing the amount, sources, and duration of its funding along with the use of interest rate derivative financial instruments, namely interest rate swaps. The Company does not use derivatives for speculative purposes. As of March 31, 2018, the Bank was a party to six interest rate swaps to add stability to interest expense and to manage its exposure to interest rate movements. The notional amount for each swap is $25 million and in each case, the Bank has entered into pay-fixed Libor interest rate swaps to convert rolling 90 day Federal Home Loan Bank advances to fixed rates.

The Company accounts for its interest rate swaps as effective cash flow hedges. None of the interest rate swap agreements contain any credit risk related contingent features. A hedging instrument is expected at inception to be highly effective at offsetting changes in the hedged transactions attributable to the changes in the hedged risk.

Interest Rate Swaps with a positive fair value are recorded as other assets and interest rate swaps with a negative fair value are recorded as other liabilities on the consolidated balance sheets.

Information about derivative instruments at March 31, 2018 and December 31, 2017 is as follows:

March 31, 2018:

(Dollars in thousands)	Notional Amount	Original Maturity	Received	Paid	Fair Value Asset (Liability)

Cash flow hedge:
Interest rate swap on FHLB advance	$25,000	4.7 years	3-month LIBOR	1.62%	$135
Interest rate swap on FHLB advance	25,000	5.0 years	3-month LIBOR	1.83%	291
Interest rate swap on FHLB advance	25,000	5.0 years	3-month LIBOR	1.48%	626
Interest rate swap on FHLB advance	25,000	5.0 years	3-month LIBOR	1.22%	1,099
Interest rate swap on FHLB advance	25,000	7.0 years	3-month LIBOR	2.04%	947
Interest rate swap on FHLB advance	25,000	7.0 years	3-month LIBOR	2.04%	939
	$150,000				$4,037

December 31, 2017:

(Dollars in thousands)	Notional Amount	Original Maturity	Received	Paid	Fair Value Asset (Liability)

Cash flow hedge:
Interest rate swap on FHLB advance	$25,000	4.7 years	3-month LIBOR	1.62%	$62
Interest rate swap on FHLB advance	25,000	5.0 years	3-month LIBOR	1.83%	105
Interest rate swap on FHLB advance	25,000	5.0 years	3-month LIBOR	1.48%	398
Interest rate swap on FHLB advance	25,000	5.0 years	3-month LIBOR	1.22%	793
Interest rate swap on FHLB advance	25,000	7.0 years	3-month LIBOR	2.04%	342
Interest rate swap on FHLB advance	25,000	7.0 years	3-month LIBOR	2.04%	334
	$150,000				$2,034

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

The Company's cash flow hedge positions consist of interest rate swap transactions as detailed in the table below:

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

Changes in the consolidated statements of comprehensive income related to interest rate derivatives designated as hedges of cash flows were as follows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(In thousands)	2018	2017

Interest rate swap on FHLB advance:
Unrealized gains recognized in accumulated other comprehensive income	$2,003	$218
Income tax expense on items recognized in accumulated other comprehensive income	(421)	(76)
Other comprehensive income	$1,582	$142
Interest expense recognized on hedged FHLB advance	$639	$384

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

The carrying values, fair values and placement in the fair value hierarchy of the Company's financial instruments at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$81,249	$81,249	$81,249	$-	$-
Federal funds sold	2,121	2,121	2,121	-	-
Available for sale securities	99,050	99,050	-	99,050	-
Held to maturity securities	21,546	22,021	-	1,110	20,911
Loans receivable, net	1,534,565	1,477,811	-	-	1,477,811
Accrued interest receivable	5,331	5,331	-	5,331	-
FHLB stock	9,310	9,310	-	9,310	-
Servicing asset	1,147	1,147	-	-	1,147
Derivative asset	4,037	4,037	-	4,037	-

Financial Liabilities:
Demand deposits	$161,641	$161,641	$-	$161,641	$-
NOW and money market	537,940	537,940	-	537,940	-
Savings	96,664	96,664	-	96,664	-
Time deposits	630,282	627,169	-	-	627,169
Accrued interest payable	1,037	1,037	-	1,037	-
Advances from the FHLB	199,000	198,683	-	-	198,683
Subordinated debentures	25,116	24,824	-	-	24,824
Servicing liability	80	80	-	-	80

	December 31, 2017
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$70,545	$70,545	$70,545	$-	$-
Federal funds sold	186	186	186	-	-
Available for sale securities	92,188	92,188	-	92,188	-
Held to maturity securities	21,579	22,836	-	1,119	21,717
Loans receivable, net	1,520,879	1,494,599	-	-	1,494,599
Accrued interest receivable	5,910	5,910	-	5,910	-
FHLB stock	9,183	9,183	-	9,183	-
Servicing asset	1,113	1,113	-	-	1,113
Derivative asset, net	2,034	2,034	-	2,034	-

Financial Liabilities:
Demand deposits	$172,638	$172,638	$-	$172,638	$-
NOW and money market	510,746	510,746	-	510,746	-
Savings	83,758	83,758	-	83,758	-
Time deposits	631,263	629,532	-	-	629,532
Accrued interest payable	1,092	1,092	-	1,092	-
Advances from the FHLB	199,000	198,932	-	-	198,932
Subordinated debentures	25,103	25,547	-	-	25,547
Servicing Liability	83	83	-	-	83

The following methods and assumptions were used by management in estimating the fair value of its financial instruments:

Cash and due from banks, federal funds sold, accrued interest receivable and accrued interest payable: The carrying amount is a reasonable estimate of fair value.

Available for sale and held to maturity securities: Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Level 3 held to maturity securities represent private placement municipal housing authority bonds for which no quoted market price is available. The fair value for these securities is estimated using a discounted cash flow model, using discount rates ranging from 4.9% to 5.2% as of March 31, 2018 and 4.5% to 4.8% as of December 31, 2017. These securities are CRA eligible investments.

FHLB stock: The carrying value of FHLB stock approximates fair value based on the most recent redemption provisions of the FHLB.

Loans receivable: For variable rate loans which reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair value of fixed rate loans are estimated by discounting the future cash flows using the rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. In connection with the adoption of ASU 2016-01 on January 1, 2018, we refined our methodology to estimate the fair value of our loan portfolio using an exit price notion resulting in prior-periods no longer being comparable.

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

Off-balance-sheet instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at March 31, 2018 and December 31, 2017.

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

Financial instruments measured at fair value on a recurring basis

The following tables detail the financial instruments carried at fair value on a recurring basis at March 31, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the three months ended March 31, 2018 and the year ended December 31, 2017.

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
March 31, 2018:
Available for sale investment securities:
U.S. Government and agency obligations	$-	$87,635	$-
State agency and municipal obligations	-	4,384	-
Corporate bonds	-	7,031	-
Derivative asset, net	-	4,037	-

December 31, 2017:
Available for sale investment securities:
U.S. Government and agency obligations	$-	$72,774	$-
State agency and municipal obligations	-	12,277	-
Corporate bonds	-	7,137	-
Derivative asset, net	-	2,034	-

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

The following table details the financial instruments measured at fair value on a nonrecurring basis at March 31, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
March 31, 2018:
Impaired loans	$-	$-	$33,466
Foreclosed real estate	-	-	487
Servicing asset, net	-	-	1,067

December 31, 2017:
Impaired loans	$-	$-	$13,898
Servicing asset, net	-	-	1,030

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at March 31, 2018 and December 31, 2017:

(Dollars in thousands)	Valuation Methodology	Unobservable Input	Range
March 31, 2018:

Impaired loans	Appraisals	Discount to appraised value	8.00 - 30.00%
	Discounted cash flows	Discount rate	3.25 - 7.25%

Foreclosed real estate	Appraisals	Discount to appraised value	8.00%

Servicing asset, net	Discounted cash flows	Discount rate	7.00 - 12.00%
		Prepayment rate	7.00 - 9.00%
December 31, 2017:

Impaired loans	Appraisals	Discount to appraised value	8.00 - 24.00%
	Discounted cash flows	Discount rate	3.25 - 6.75%

Servicing asset, net	Discounted cash flows	Discount rate	7.00 - 12.00%
		Prepayment rate	7.00 - 9.00%

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

Servicing assets and liabilities: When loans are sold, on a servicing retained basis, servicing rights are initially recorded at fair value. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized. The fair value of servicing assets and liabilities are not measured on an ongoing basis but are subject to fair value adjustments when and if the assets are deemed to be impaired.

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

Income tax expense for the three months ended March 31, 2018 and 2017 totaled $1.2 million and $1.7 million, respectively. The effective tax rates for the three months ended March 31, 2018 and 2017 were 21.0%, and 31.9%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2018 is driven by a reduction in the corporate tax rate from 35% to 21% as a result of tax reform coming from the Tax Cuts and Jobs Act of 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and related notes contained elsewhere in this report on Form 10-Q. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the Company’s Form 10-K filed for the year ended December 31, 2017 in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” We assume no obligation to update any of these forward-looking statements.

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

We believe that accounting estimates related to the measurement of the allowance for loan losses, stock-based compensation, derivative instrument valuation, investment securities valuation, evaluation of investment securities for other than temporary impairment and deferred income taxes valuation are particularly critical and susceptible to significant near-term change.

Executive Overview

We are focused on being the “Hometown” bank and the banking provider of choice in our highly attractive market area, and to serve as a locally based alternative to our larger competitors. We aim to do this through:

•	Responsive, customer-centric products and services and a community focus;

•	Strategic acquisitions;

•	Utilization of efficient and scalable infrastructure and;

•	Disciplined focus on risk management.

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

On November 20, 2015 the Company redeemed $10.98 million (10,980 shares) of preferred stock issued pursuant to the United States Department of Treasury ("Treasury") under the Small Business Lending Fund Program (the "SBLF"). The shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends through November 20, 2015. The redemption was approved by the Company's primary federal regulator and was funded with the Company's surplus capital. With this redemption, the Company has redeemed all of its outstanding SBLF stock.

On January 31, 2018 the Company’s Board of Directors declared a $0.12 per share cash dividend, payable March 8, 2018 to shareholders of record on February 26, 2018.

Earnings Overview

Net income available to common shareholders was $4.6 million, or $0.59 per diluted share, and $3.7 million, or $0.48 per diluted share, for the three months ended March 31, 2018 and 2017, respectively. Returns on average equity and average assets for the three months ended March 31, 2018 were 11.35% and 1.03%, respectively, compared to 10.12% and 0.93%, respectively, for the three months ended March 31, 2017.

For the three months ended March 31, 2018, we had net interest income of $13.7 million, an increase of $0.8 million, or 5.8%, over the three months ended March 31, 2017. Our net interest margin (fully taxable equivalent basis) for the three months ended March 31, 2018 and 2017 was 3.15% and 3.35%, respectively. We experienced a slight increase in our non-interest income, which totaled $1.33 million for the three months ended March 31, 2018 representing 8.9% of our total revenue, up from $1.27 million, or 8.9% of total revenue, for the three months ended March 31, 2017.

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

FTE net interest income for the three months ended March 31, 2018 and 2017 was $13.8 million and $13.1 million, respectively. Net interest income was favorably impacted by higher average balances, offset by lower margins. Our net interest margin decreased 20 basis points to 3.15% for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The decrease in the net interest margin was primarily due to higher rates on interest bearing deposits driven by rate increases to remain competitive in the marketplace.

FTE basis interest income for the three months ended March 31, 2018 increased by $2.1 million, or 12.7%, to $18.7 million, compared to FTE basis interest income for the three months ended March 31, 2017 due primarily to loan growth in our commercial real estate and commercial business portfolios. Average interest-earning assets were $1.7 billion for the three months ended March 31, 2018, up by $184.6 million or 11.8% compared to the three months ended March 31, 2017. The average yield on interest earning assets increased slightly from 4.24% for the three months ended March 31, 2017 to 4.28% for the three months ended March 31, 2018 due mainly to higher yields on construction and commercial business loans.

Interest expense for the three months ended March 31, 2018, increased by $1.4 million, or 40.6%, compared to interest expense for the three months ended March 31, 2017 due to a $181.7 million increase in the average balances of interest-bearing liabilities due to higher average balances in money market accounts, time accounts and borrowed money, and increased rates on deposits, primarily due to increased rates on certificates of deposits and money market accounts to remain competitive in the marketplace.

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

The following tables present the average balances and yields earned on interest-earning assets and average balances and weighted average rates paid on our funding liabilities for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018			2017
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Rate (5)	Balance	Interest	Rate (5)
Assets:
Cash and Fed funds sold	$69,164	$254	1.49%	$68,416	$114	0.68%
Securities (1)	117,084	888	3.04	101,857	861	3.38
Loans:
Commercial real estate	976,294	10,868	4.45	854,733	9,684	4.53
Residential real estate	197,897	1,799	3.64	193,500	1,740	3.60
Construction (2)	95,384	1,146	4.81	105,320	1,249	4.74
Commercial business	280,812	3,597	5.12	228,422	2,826	4.95
Consumer	637	8	4.97	1,690	14	3.47
Total loans	1,551,024	17,418	4.49	1,383,665	15,513	4.48
Federal Home Loan Bank stock	9,306	118	5.12	8,020	79	3.98
Total earning assets	1,746,578	$18,678	4.28%	1,561,958	$16,567	4.24%
Other assets	66,794			59,681
Total assets	$1,813,372			$1,621,639

Liabilities and shareholders' equity:
Interest -bearing liabilities:
NOW	$58,329	$19	0.13%	$54,593	$27	0.20%
Money market	466,653	1,162	1.01	343,992	566	0.67
Savings	93,947	196	0.85	111,012	185	0.68
Time	625,728	2,279	1.48	595,452	1,803	1.23
Total interest-bearing deposits	1,244,657	3,656	1.19	1,105,049	2,581	0.95
Borrowed money	224,108	1,246	2.22	182,053	907	1.99
Total interest bearing liabilities	1,468,765	4,902	1.35%	1,287,102	3,488	1.10%
Noninterest-bearing deposits	166,289			174,795
Other liabilities	13,949			11,393
Total Liabilities	1,649,003			1,473,290
Shareholders' equity	164,369			148,349
Total liabilities and shareholders'
equity	$1,813,372			$1,621,639
Net interest income (3)		$13,776			$13,079
Interest rate spread			2.93%			3.14%
Net interest margin (4)			3.15%			3.35%

(1)	Average balances and yields for securities are based on amortized cost.
(2)	Includes commercial and residential real estate construction.
(3)	The adjustment for securities and loans taxable equivalency amounted to $71 thousand and $131 thousand, respectively, for the three months ended March 31, 2018 and 2017.
(4)	Annualized net interest income as a percentage of earning assets.
(5)	Yields are calculated using the contractual day count convention for each respective product type.

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

	Three Months Ended
	March 31, 2018 vs 2017
	Increase (Decrease)
(In thousands)	Volume	Rate	Total
Interest and dividend income:
Cash and Fed funds sold	$1	$139	$140
Securities	121	(94)	27
Loans:
Commercial real estate	1,356	(172)	1,184
Residential real estate	39	20	59
Construction	(119)	16	(103)
Commercial business	668	103	771
Consumer	(11)	5	(6)
Total loans	1,933	(28)	1,905
Federal Home Loan Bank stock	14	25	39
Total change in interest and dividend income	2,069	42	2,111
Interest expense:
Deposits:
NOW	2	(10)	(8)
Money market	244	352	596
Savings	(31)	42	11
Time	95	381	476
Total deposits	310	765	1,075
Borrowed money	226	113	339
Total change in interest expense	536	878	1,414
Change in net interest income	$1,533	$(836)	$697

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

The provision for loan losses for the three months ended March 31, 2018 was $13 thousand compared to $543 thousand provision for loan losses for the three months ended March 31, 2017. For further information, see sections titled Asset Quality and Allowance for Loan Losses. The large decrease in the provision for loan losses was due to an update in our ALLL methodology as of December 31, 2017, as discussed in footnote 3.

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of fees generated from loan and deposit relationships with our customers, fees generated from sales and referrals of loans, income earned on bank-owned life insurance and gains on sales of investment securities.

The following table compares noninterest income for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2018	2017	$	%
Gains and fees from sales of loans	$370	$324	$46	14%
Bank owned life insurance	263	291	(28)	(10)
Service charges and fees	256	240	16	7
Net gain on sale of available for sale securities	222	165	57	35
Other	222	246	(24)	(10)
Total noninterest income	$1,333	$1,266	$67	5%

Noninterest income increased $67 thousand or 5% to $1.3 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase in noninterest income was primarily driven by an increase in gains and fees from the sales of loans and a gain on sale of available for sale securities. Gain and fees from the sale of loans totaled $370 thousand for the quarter ended March 31, 2018 compared to $324 thousand for the same period in 2017, an increase of $46 thousand. The gain on sale of available for sale securities totaled $222 thousand for the quarter ended March 31, 2018 compared to a $165 thousand gain on the sale of available for sale securities for the same period in 2017.

Noninterest Expense

The following table compares noninterest expense for the three months ended March 31, 2018, and 2017:

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2018	2017	$	%
Salaries and employee benefits	$5,028	$3,929	$1,099	28%
Occupancy and equipment	1,617	1,692	(75)	(4)
Professional services	775	412	363	88
Data processing	525	445	80	18
Marketing	297	266	31	12
Director fees	215	233	(18)	(8)
FDIC insurance	214	383	(169)	(44)
Amortization of intangibles	24	31	(7)	(23)
Foreclosed real estate	-	7	(7)	(100)
Other	508	836	(328)	(39)
Total noninterest expense	$9,203	$8,234	$969	12%

Noninterest expense increased $969 thousand or 12% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was primarily driven by an increase in salaries and employee benefits and an increase in professional services. Salaries and employee benefits totaled $5.0 million for the quarter ended March 31, 2018 compared to $3.9 million for the same period in 2017, an increase of $1.1 million. The increase in salaries and employee benefits was primarily driven by an increase in full time equivalent employees. The increase in full time equivalent employees is in line with year over year business growth and to a lesser degree, buildup of staffing for the three new branch locations expected to open in the second quarter of 2018. Full time equivalent employees totaled 144 at March 31, 2018 compared to 127 at March 31, 2017. Professional services totaled $775 thousand for the quarter ended March 31, 2018 compared to $412 thousand for the same period in 2017, an increase of $363 thousand. The increase in professional services was primarily driven by increases in audit related expenses.

Income Taxes

Income tax expense for the three months ended March 31, 2018 and 2017 totaled $1.2 million and $1.7 million, respectively. The effective tax rates for the three months ended March 31, 2018 and 2017 were 21.0%, and 31.9%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2018 is driven by a reduction in the corporate tax rate from 35% to 21% as a result of tax reform coming from the Tax Cuts and Jobs Act of 2017.

Financial Condition

Summary

At March 31, 2018, total assets were $1.8 billion, a $34.6 million, or 1.9%, increase over December 31, 2017. Total loans and deposits were $1.5 billion and $1.4 billion, respectively at March 31, 2018. Total shareholders’ equity at March 31, 2018 and December 31, 2017 was $165.9 million and $161.0 million, respectively. Tangible book value was $21.12 per share at March 31, 2018 compared to $20.59 per share at December 31, 2017.

Loan Portfolio

We originate commercial real estate loans, including construction loans, commercial business loans and other consumer loans. Lending activities are primarily conducted within our market of the New York metropolitan area, including the Fairfield and New Haven County regions of Connecticut. Our loan portfolio is the largest category of our earning assets.

Total loans before deferred loan fees and the allowance for loan losses were $1.6 billion at March 31, 2018, up by $13.4 million, or 0.9%, from December 31, 2017. Loan growth was primarily driven by growth in commercial real estate loans totaling $18.7 million, offset by a reduction in construction loans totaling $14.3 million.

The following table compares the composition of our loan portfolio for the dates indicated:

(In thousands)	March 31, 2018	December 31, 2017	Change
Real estate loans:
Residential	$195,638	$193,524	$2,114
Commercial	1,005,962	987,242	18,720
Construction	87,309	101,636	(14,327)
	1,288,909	1,282,402	6,507
Commercial business	267,052	259,995	7,057
Consumer	446	619	(173)
Total loans	$1,556,407	$1,543,016	$13,391

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

Nonperforming assets totaled $20.9 million and represented 1.14% of total assets at March 31, 2018, compared to $5.5 million and 0.31% of total assets at December 31, 2017. Nonaccrual loans totaled $20.4 million at March 31, 2018, an increase of $14.9 million compared to December 31, 2017. The increase in nonaccrual loans is primarily driven by two recently impaired commercial real estate loans. The allowance for loan losses was $18.8 million, representing 1.21% of total loans and $18.9 million, representing 1.23% of total loans at March 31, 2018 and December 31, 2017, respectively. The balance of foreclosed real estate totaled $487 thousand at March 31, 2018. There was no foreclosed real estate at December 31, 2017.

Nonperforming assets. Nonperforming assets include nonaccrual loans and property acquired through foreclosures or repossession. The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(In thousands)	At March 31, 2018	At December 31, 2017
Nonaccrual loans:
Real estate loans:
Residential	$3,498	$1,590
Commercial	15,641	3,371
Commercial business	1,235	520
Total non accrual loans	20,374	5,481
Property acquired through foreclosure or repossession, net	487	-
Total nonperforming assets	$20,861	$5,481

Nonperforming assets to total assets	1.14%	0.31%
Nonaccrual loans to total loans	1.31%	0.36%
Total past due loans to total loans	1.35%	1.67%

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

The following tables present the activity in our allowance for loan losses and related ratios for the dates indicated, and include both originated and acquired allowance activity:

	Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Balance at beginning of period	$18,904	$17,982
Charge-offs:
Commercial real estate	(18)	-
Commercial business	(96)	-
Consumer	(3)	(15)
Total charge-offs	(117)	(15)
Recoveries:
Consumer	1	1
Total recoveries	1	1
Net charge-offs	(116)	(14)
Provision charged to earnings	13	543
Balance at end of period	$18,801	$18,511
Net charge-offs to average loans	0.01%	0.00%
Allowance for loan losses to total loans	1.21%	1.30%

At March 31, 2018, our allowance for loan losses was $18.8 million and represented 1.21% of total loans, compared to $18.9 million, or 1.23% of total loans, at December 31, 2017. The net decrease in the allowance was primarily a result of updating our allowance for loan loss methodology in the fourth quarter of 2017, offset by an increase in reserves due to loan growth.

The following tables present the allocation of the allowance for loan losses and the percentage of these loans to total loans for the dates indicated:

	At March 31,		At December 31,
	2018		2017
(Dollars in thousands)	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
Residential real estate	$1,695	12.57%	$1,721	12.54%
Commercial real estate	12,645	64.63	12,777	63.98
Construction	767	5.61	907	6.59
Commercial business	3,692	17.16	3,498	16.85
Consumer	2	0.03	1	0.04
Total allowance for loan losses	$18,801	100.00%	$18,904	100.00%

The allocation of the allowance for loan losses at March 31, 2018 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the allowance for loan losses at March 31, 2018 is appropriate to cover probable losses.

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

Investment Securities

At March 31, 2018, the carrying value of our investment securities portfolio totaled $120.6 million and represented 6.6% of total assets, compared to $113.8 million and represented 6.3% of total assets at December 31, 2017. The increase of $6.8 million primarily reflects purchases of U.S Government and agency obligations. We purchase investment grade securities with a focus on earnings and duration exposure.

The net unrealized loss position on our investment portfolio at March 31, 2018 was $1.2 million and included gross unrealized losses of $1.9 million. The net unrealized gain on our investment portfolio at December 31, 2017 was $1.4 million and included gross unrealized losses of $292 thousand. The gross unrealized losses were concentrated in U.S. government and agency obligations. The U.S. Government and agency obligations owned are either direct obligations of the U.S. Government or guaranteed by the U.S. Government, therefore the contractual cash flows are guaranteed and as a result the unrealized losses in this portfolio are not considered other than temporarily impaired.

Deposit Activities and Other Sources of Funds

	At March 31,			At December 31,
	2018			2017
(Dollars in thousands)	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
Noninterest-bearing demand	$161,641	11.33%	-%	$172,638	12.35%	-%
NOW	58,416	4.09	0.13	58,942	4.21	0.16
Money market	479,524	33.62	1.01	451,804	32.31	0.85
Savings	96,664	6.78	0.85	83,758	5.99	0.74
Time	630,282	44.18	1.48	631,263	45.14	1.33
Total deposits	$1,426,527	100.00%	1.19%	$1,398,405	100.00%	1.06%

Total deposits were $1.4 billion at March 31, 2018, an increase of $28.1 million, from the balance at December 31, 2017, primarily reflecting increases in money market accounts. Money markets increased $27.7 million from $451.8 million at December 31, 2017 to $479.5 million at March 31, 2018. Brokered deposits totaled $41.9 million at March 31, 2018 and represent brokered certificates of deposit, brokered money market accounts, one way CDARS and reciprocal deposits for customers that desire FDIC protection. Brokered deposits are utilized as an additional source of funding.

Time deposits, excluding CDARS and brokered deposits, increased by $1.4 million, or 0.2%, from December 31, 2017. Time deposits, excluding CDARS and brokered deposits were $588.4 million at March 31, 2018 compared to the December 31, 2017 balance of $586.9 million. CDARS and brokered deposits were $41.9 million at March 31, 2018 compared to $44.3 million at December 31, 2017. Noninterest bearing demand deposits decreased $11.0 million, or 6%, and NOW accounts decreased $0.5 million, or 1%. Savings accounts were $96.7 million at March 31, 2018, up by $12.9 million, or 15%, from December 31, 2017.

At March 31, 2018 and December 31, 2017, time deposits, excluding CDARS and brokered deposits, with a denomination of $100 thousand or more totaled $463.9 million and $463.3 million, respectively, maturing during the periods indicated in the table below:

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Maturing:
Within 3 months	$98,547	$45,263
After 3 but within 6 months	60,870	95,989
After 6 months but within 1 year	132,471	142,380
After 1 year	172,015	179,655
Total	$463,903	$463,287

We utilize advances from the Federal Home Loan Bank of Boston, or FHLB, as part of our overall funding strategy and to meet short-term liquidity needs and to a lesser degree manage interest rate risk arising from the difference in asset and liability maturities. Total FHLB advances were $199.0 million at both March 31, 2018 and December 31, 2017.

The Bank has additional borrowing  capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At March 31, 2018, the Company has pledged $769.9 million of eligible loans as collateral to support borrowing capacity at the FHLB of Boston. As of March 31, 2018, the Company had immediate availability to borrow an additional $253.4 million based on qualified collateral.

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

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of March 31, 2018, the Company had cash and cash equivalents of $83.4 million and available-for-sale securities of $99.1 million. At March 31, 2018, outstanding commitments to originate loans totaled $35.2 million and undisbursed funds from approved lines of credit, home equity lines of credit and secured commercial lines of credit totaled $177.7 million.

Capital Resources

Total shareholders’ equity was $165.9 million at March 31, 2018 compared to $161.0 million at December 31, 2017. The increase of $4.9 million primarily reflected net income of $4.6 million for the three months ended March 31, 2018. The ratio of total equity to total assets was 9.06% at March 31, 2018, which compares to 8.96% at December 31, 2017. Tangible book value per common share at March 31, 2018 and December 31, 2017 was $21.12 and $20.59, respectively.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At March 31, 2018, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At March 31, 2018, the Bank’s ratio of total common equity tier 1 capital to risk-weighted assets was 11.18%, total capital to risk-weighted assets was 12.35%, Tier 1 capital to risk-weighted assets was 11.18% and Tier 1 capital to average assets was 9.90%.

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

On January 31, 2018 the Company’s Board of Directors declared a $0.12 per share cash dividend, payable March 8, 2018 to shareholders of record on February 26, 2018.

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

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning March 31, 2018 and December 31, 2017:

Parallel Ramp	Estimated Percent Change
	in Net Interest Income
	March 31,	December 31,
Rate Changes (basis points)	2018	2017
-100	(1.50)%	(2.00)%
+200	(5.90)	(4.30)

Parallel Shock	Estimated Percent Change
	in Net Interest Income
	March 31,	December 31,
Rate Changes (basis points)	2018	2017
-100	(3.40)%	(4.70)%
+100	(5.50)	(3.40)
+200	(11.60)	(7.30)
+300	(17.50)	(11.50)

The net interest income at risk simulation results indicate that as of March 31, 2018, we remain liability sensitive. The liability sensitivity is due to the fact that there are more liabilities than assets subject to repricing as market rates change.

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

The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:

	Estimated Percent Change
	in Economic Value of Equity
	March 31,	December 31,
Rate Changes (basis points)	2018	2017
-100	0.60%	(1.60)%
+100	(12.10)	(10.10)
+200	(26.60)	(22.90)
+300	(37.40)	(32.80)

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

Item 4. Controls and Procedures

As of March 31, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, management concluded that our disclosure controls, procedures and internal control over financial reporting were not effective as of March 31, 2018 as a result of an identified material weakness, as described in the Company's 2017 Form 10-K, resulting from the aggregation of control deficiencies in management’s review of the allowance for loan losses, including certain process level controls to ensure the completeness and accuracy of loan reports used in the classification of loans as well as the precision of management’s review over the calculation of the allowance for loan losses balance. This material weakness did not result in any misstatement of the Company’s consolidated financial statements, including the allowance for loan losses, for any period presented. The Company's remediation efforts related to this material weakness are ongoing. Excluding the changes outlined below, there were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

In response to the material weakness identified above, the Company has hired an internal audit manager to supplement internal and external resources dedicated to the documentation and testing of the Company’s internal controls over financial reporting and has implemented additional controls to increase the precision in the review of the calculation of the allowance for loan losses. As of the date of this filing, the Company has concluded that the material weakness has not been fully remediated.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company and the Bank are periodically involved in various legal proceedings as normal incident to their businesses. In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 1A. Risk Factors

There have been no material changes in risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2017, filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

31.1	Certification of Christopher R. Gruseke pursuant to Rule 13a-14(a)

31.2	Certification of Penko Ivanov pursuant to Rule 13a-14(a)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Bankwell Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.
59

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankwell Financial Group, Inc.
Date: May 10, 2018	/s/ Christopher R. Gruseke
Christopher R. Gruseke
President and Chief Executive Officer

Date: May 10, 2018	/s/ Penko Ivanov
Penko Ivanov
Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)

