Form 10-Q
period 2018-06-30
Bankwell Financial Group, Inc.
filed 2018-08-07
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of July 31, 2018, there were 7,842,820 shares of the registrant’s common stock outstanding.

Bankwell Financial Group, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
Bankwell Financial Group, Inc.
Consolidated Balance Sheets - (unaudited)
(Dollars in thousands, except share data)

	June 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$89,214	$70,545
Federal funds sold	105	186
Cash and cash equivalents	89,319	70,731

Available for sale investment securities, at fair value	92,608	92,188
Held to maturity investment securities, at amortized cost	21,505	21,579
Loans receivable (net of allowance for loan losses of $19,006 at June 30, 2018 and $18,904 at December 31, 2017)	1,572,591	1,520,879
Accrued interest receivable	5,522	5,910
Federal Home Loan Bank stock, at cost	9,333	9,183
Premises and equipment, net	20,313	18,196
Bank-owned life insurance	40,146	39,618
Goodwill	2,589	2,589
Other intangible assets	334	382
Deferred income taxes, net	4,683	4,904
Other assets	11,859	10,448
Total assets	$1,870,802	$1,796,607

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$168,295	$172,638
Interest bearing deposits	1,297,343	1,225,767
Total deposits	1,465,638	1,398,405

Advances from the Federal Home Loan Bank	199,000	199,000
Subordinated debentures	25,129	25,103
Accrued expenses and other liabilities	11,462	13,072
Total liabilities	1,701,229	1,635,580

Commitments and contingencies

Shareholders' equity
Common stock, no par value; 10,000,000 shares authorized, 7,841,720 and 7,751,424 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	119,824	118,301
Retained earnings	48,470	41,032
Accumulated other comprehensive income	1,279	1,694
Total shareholders' equity	169,573	161,027

Total liabilities and shareholders' equity	$1,870,802	$1,796,607

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Income – (unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest and dividend income
Interest and fees on loans	$18,114	$16,660	$35,532	$32,173
Interest and dividends on securities	975	880	1,910	1,689
Interest on cash and cash equivalents	325	148	579	262
Total interest income	19,414	17,688	38,021	34,124

Interest expense
Interest expense on deposits	4,309	3,095	7,965	5,676
Interest on borrowings	1,197	952	2,443	1,859
Total interest expense	5,506	4,047	10,408	7,535

Net interest income	13,908	13,641	27,613	26,589

Provision for loan losses	310	895	323	1,438

Net interest income after provision for loan losses	13,598	12,746	27,290	25,151

Noninterest income
Gains and fees from sales of loans	315	199	685	523
Bank owned life insurance	265	295	528	586
Service charges and fees	265	261	521	501
Net gain on sale of available for sale securities	—	—	222	165
Other	262	243	484	489
Total noninterest income	1,107	998	2,440	2,264

Noninterest expense
Salaries and employee benefits	4,539	3,800	9,567	7,729
Occupancy and equipment	1,731	1,439	3,348	3,131
Data processing	509	401	1,034	846
Marketing	479	311	776	577
Professional services	424	523	1,199	935
Director fees	274	243	489	476
FDIC insurance	203	243	417	626
Amortization of intangibles	24	31	48	62
Other	581	590	1,089	1,433
Total noninterest expense	8,764	7,581	17,967	15,815
Income before income tax expense	5,941	6,163	11,763	11,600
Income tax expense	1,226	2,394	2,448	4,129
Net income	$4,715	$3,769	$9,315	$7,471

Earnings Per Common Share:
Basic	$0.60	$0.49	$1.19	$0.98
Diluted	$0.60	$0.49	$1.19	$0.97

Weighted Average Common Shares Outstanding:
Basic	7,722,892	7,550,734	7,699,977	7,538,069
Diluted	7,761,560	7,645,930	7,747,068	7,638,350
Dividends per common share	$0.12	$0.07	$0.24	$0.14

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Comprehensive Income – (unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$4,715	$3,769	$9,315	$7,471
Other comprehensive income:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on available for sale securities	(584)	293	(2,119)	453
Reclassification adjustment for gain realized in net income	—	—	(222)	(165)
Net change in unrealized (losses) gains	(584)	293	(2,341)	288
Income tax benefit (expense)	122	(103)	492	(101)
Unrealized (losses) gains on securities, net of tax	(462)	190	(1,849)	187
Unrealized (losses) gains on interest rate swaps:
Unrealized (losses) gains on interest rate swaps	(187)	(302)	1,815	(84)
Income tax benefit (expense)	39	105	(381)	29
Unrealized (losses) gains on interest rate swaps, net of tax	(148)	(197)	1,434	(55)
Total other comprehensive (loss) income, net of tax	(610)	(7)	(415)	132
Comprehensive income	$4,105	$3,762	$8,900	$7,603

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders' Equity – (unaudited)
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2017	7,751,424	$118,301	$41,032	$1,694	$161,027
Net income	—	—	9,315	—	9,315
Other comprehensive loss, net of tax	—	—	—	(415)	(415)
Cash dividends declared ($0.24 per share)	—	—	(1,877)	—	(1,877)
Stock-based compensation expense	—	633	—	—	633
Forfeitures of restricted stock	(674)	—	—	—	—
Warrants exercised	22,400	400	—	—	400
Issuance of restricted stock	43,550	—	—	—	—
Stock options exercised	25,020	490	—	—	490
Balance at June 30, 2018	7,841,720	$119,824	$48,470	$1,279	$169,573

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2016	7,620,663	$115,353	$29,652	$890	$145,895
Net income	—	—	7,471	—	7,471
Other comprehensive income, net of tax	—	—	—	132	132
Cash dividends declared ($0.14 per share)	—	—	(1,070)	—	(1,070)
Stock-based compensation expense	—	434	—	—	434
Forfeitures of restricted stock	(14,774)	—	—	—	—
Issuance of restricted stock	28,250	—	—	—	—
Warrants exercised	11,200	200	—	—	200
Stock options exercised	28,511	515	—	—	515
Balance at June 30, 2017	7,673,850	$116,502	$36,053	$1,022	$153,577

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows – (unaudited)
(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$9,315	$7,471
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of premiums and discounts on investment securities	(21)	(17)
Provision for loan losses	323	1,438
Provision for deferred taxes	332	56
Net gain on sales of available for sale securities	(222)	(165)
Depreciation and amortization	782	760
Amortization of debt issuance costs	26	26
Increase in cash surrender value of bank-owned life insurance	(528)	(586)
Loan principal sold from loans originated for sale	—	(631)
Proceeds from sales of loans originated for sale	—	897
Net gain on sales of loans	(685)	(523)
Stock-based compensation	633	434
Net amortization (accretion) of purchase accounting adjustments	332	(49)
Loss on sale of premises and equipment	44	—
Gain on sale and write-downs of foreclosed real estate	—	50
Net change in:
Deferred loan fees	(418)	(550)
Accrued interest receivable	388	(281)
Other assets	452	(2,920)
Accrued expenses and other liabilities	(1,610)	3,929
Net cash provided by operating activities	9,143	9,339

Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	4,725	2,003
Proceeds from principal repayments on held to maturity securities	85	98
Net proceeds from sales and calls of available for sale securities	12,057	49,555
Purchases of available for sale securities	(19,311)	(54,290)
Purchase of held to maturity securities	—	(6,852)
Purchase of bank-owned life insurance	—	(5,000)
Net increase in loans	(51,950)	(120,260)
Loan principal sold from loans not originated for sale	(6,009)	(8,911)
Proceeds from sales of loans not originated for sale	6,694	9,421
Purchases of premises and equipment	(2,943)	(291)
Purchase of Federal Home Loan Bank stock	(150)	(90)
Net cash used in investing activities	(56,802)	(134,617)

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows - (Continued)
(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from financing activities
Net change in time certificates of deposit	$(11,382)	$53,451
Net change in other deposits	78,616	71,814
Net change in FHLB advances	—	(10,000)
Proceeds from exercise of warrants	400	200
Proceeds from exercise of options	490	515
Dividends paid on common stock	(1,877)	(1,070)
Net cash provided by financing activities	66,247	114,910
Net increase (decrease) in cash and cash equivalents	18,588	(10,368)
Cash and cash equivalents:
Beginning of year	70,731	96,355
End of period	$89,319	$85,987
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$10,605	$7,528
Income taxes	1,515	3,565
Noncash investing and financing activities
Net change in unrealized gains or losses on available-for-sale securities	(2,341)	288

See accompanying notes to consolidated financial statements (unaudited)

1. Nature of Operations and Summary of Significant Accounting Policies

Bankwell Financial Group, Inc. (the “Company” or “Bankwell”) is a bank holding company headquartered in New Canaan, Connecticut. The Company offers a broad range of financial services through its banking subsidiary, Bankwell Bank (the “Bank”). The Bank is a Connecticut state chartered commercial bank, founded in 2002, whose deposits are insured under the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank provides a full range of banking services to commercial and consumer customers, primarily concentrated in the New York metropolitan area and throughout Connecticut, with the majority of our loans in Fairfield and New Haven Counties, Connecticut, with branch locations in New Canaan, Stamford, Fairfield, Wilton, Westport, Darien, Norwalk, Hamden and North Haven Connecticut.

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

Significant concentrations of credit risk

Most of the Company’s activities are with customers located in the New York metropolitan area and throughout Fairfield and New Haven Counties and the surrounding region of Connecticut, and declines in property values in these areas could significantly impact the Company. The Company has significant concentrations in commercial real estate loans. Management does not believe they present any special risk. The Company does not have any significant concentrations in any one industry or customer.

Reclassification

Certain prior period amounts have been reclassified to conform to the 2018 financial statement presentation. These reclassifications only changed the reporting categories and did not affect the consolidated results of operations or consolidated financial position of the Company.

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

ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): This update requires a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate tax rate. The amount of the reclassification would be the difference between the historical 35% corporate income tax rate and the newly enacted 21% corporate tax rate. The amendments would be effective for all entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption of the amendments would be permitted including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued and all other entities for reporting periods for which financial statements have not yet been made available for issuance. An entity would apply the amendments in the update retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 is recognized. The Company elected to adopt this update and recorded a $0.3 million reduction to retained earnings and increase to accumulated other comprehensive income as of December 31, 2017.

ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): The purpose of this update is to clarify certain aspects of the guidance in ASU No. 2016-01 regarding equity securities without a readily determinable fair value, forward contracts and purchased options, presentation requirements for certain fair value option liabilities, fair value option liabilities denominated in a foreign currency, and transition guidance for equity securities without a readily determinable fair value. Public business entities with fiscal years beginning between December 15, 2017 and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018 and public business entities with fiscal years beginning between June 15, 2018 and December 15, 2018 are not required to adopt these amendments before adopting the amendments in update 2016-01. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): "Improvements to Nonemployee Share-Based Payment Accounting” (ASU 2018-07). The amendments in this update expand the scope of Topic 718 to include share based payments to nonemployees. An entity is required to apply the requirements of Topic 718 to nonemployee awards except for specific guidance related to option pricing models and the attribution of cost. ASU 2018-07 will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods in the year of adoption. Early adoption is permitted for any interim or annual period. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

2. Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at June 30, 2018 were as follows:

	June 30, 2018
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Due from one through five years	$13,012	$—	$(271)	$12,741
Due from five through ten years	100	—	(7)	93
Due after ten years	70,283	—	(1,862)	68,421
	83,395	—	(2,140)	81,255

State agency and municipal obligations
Due from one through five years	2,208	15	—	2,223
Due from five through ten years	1,569	18	—	1,587
Due after ten years	589	—	(54)	535
	4,366	33	(54)	4,345

Corporate bonds
Due from one through five years	7,078	—	(70)	7,008
Total available for sale securities	$94,839	$33	$(2,264)	$92,608

Held to maturity securities:
State agency and municipal obligations
Less than one year	$3,887	$13	$—	$3,900
Due after ten years	16,516	631	(206)	16,941
	20,403	644	(206)	20,841

Corporate bonds
Due from one through five years	1,000	—	(9)	991

Government-sponsored mortgage backed securities
No contractual maturity	102	7	—	109
Total held to maturity securities	$21,505	$651	$(215)	$21,941

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at December 31, 2017 were as follows:

	December 31, 2017
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Due from one through five years	$13,000	$—	$(82)	$12,918
Due from five through ten years	100	—	(4)	96
Due after ten years	59,924	10	(174)	59,760
	73,024	10	(260)	72,774

State agency and municipal obligations
Due from one through five years	2,873	84	—	2,957
Due from five through ten years	7,386	228	—	7,614
Due after ten years	1,700	33	(27)	1,706
	11,959	345	(27)	12,277

Corporate bonds
Due from one through five years	7,096	41	—	7,137
Total available for sale securities	$92,079	$396	$(287)	$92,188

Held to maturity securities:
State agency and municipal obligations
Less than one year	$198	$5	$—	$203
Due from one through five years	3,880	20	—	3,900
Due after ten years	16,387	1,227	—	17,614
	20,465	1,252	—	21,717

Corporate bonds
Due from one through five years	1,000	—	(5)	995

Government-sponsored mortgage backed securities
No contractual maturity	114	10	—	124
Total held to maturity securities	$21,579	$1,262	$(5)	$22,836

The gross realized gains on the sale of investment securities totaled $0.2 million for the six months ended June 30, 2018. The gross realized losses on the sale of investment securities totaled $2.0 thousand for the six months ended June 30, 2018. Sales proceeds and calls totaled $12.1 million for the six months ended June 30, 2018. There were no sales of investment securities during the three months ended June 30, 2018. The gross realized gains on the sale of investment securities totaled $0.2 million for the six months ended June 30, 2017. There were no gross realized losses on the sale of investment securities for the six months ended June 30, 2017. Sales proceeds and calls totaled $49.6 million for the six months ended June 30, 2017. There were no sales of investment securities during the three months ended June 30, 2017.

At June 30, 2018 and December 31, 2017 there were no securities pledged as collateral with the Federal Home Loan Bank ("FHLB") or any other institution.

The following table provides information regarding investment securities with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(In thousands)
June 30, 2018
U.S. Government and agency obligations	$78,009	$(2,040)	2.55%	$3,246	$(100)	2.97%	$81,255	$(2,140)	2.57%
State agency and municipal obligations	11,188	(206)	1.81%	535	(54)	9.19%	11,723	(260)	2.17%
Corporate bonds	7,008	(70)	0.99%	991	(9)	0.88%	7,999	(79)	0.98%
Total investment securities	$96,205	$(2,316)	2.35%	$4,772	$(163)	3.29%	$100,977	$(2,479)	2.40%

December 31, 2017
U.S. Government and agency obligations	$70,419	$(225)	0.32%	$2,064	$(35)	1.67%	$72,483	$(260)	0.36%
State agency and municipal obligations	92	—	0.16%	656	(27)	3.95%	748	(27)	3.50%
Corporate bonds	—	—	—%	995	(5)	0.50%	995	(5)	0.50%
Total investment securities	$70,511	$(225)	0.32%	$3,715	$(67)	1.77%	$74,226	$(292)	0.39%

There were twenty-five and fifteen investment securities as of June 30, 2018 and December 31, 2017, respectively, in which the fair value of the security was less than the amortized cost of the security.

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

The Company has the intent and ability to retain its investment securities in an unrealized loss position at June 30, 2018 until the decline in value has recovered or the security has matured.

3. Loans Receivable and Allowance for Loan Losses

The following table sets forth a summary of the loan portfolio at June 30, 2018 and December 31, 2017:

(In thousands)	June 30, 2018	December 31, 2017
Real estate loans:
Residential	$188,546	$193,524
Commercial	1,042,689	987,242
Construction	100,147	101,636
	1,331,382	1,282,402

Commercial business	262,625	259,995

Consumer	406	619
Total loans	1,594,413	1,543,016

Allowance for loan losses	(19,006)	(18,904)
Deferred loan origination fees, net	(2,824)	(3,242)
Unamortized loan premiums	8	9
Loans receivable, net	$1,572,591	$1,520,879

Lending activities are conducted principally in the New York metropolitan area, including the Fairfield and New Haven County regions of Connecticut, and consist of commercial real estate loans, commercial business loans and a variety of consumer loans. Loans may also be granted for the construction of residential homes and commercial properties. The majority of commercial mortgage loans are collateralized by first or second mortgages on real estate.

Risk management

The Company has established credit policies applicable to each type of lending activity in which it engages. The Company evaluates the creditworthiness of each customer and extends credit of up to 80% of the market value of the collateral, depending on the borrower's creditworthiness and the type of collateral. The borrower’s ability to service the debt is monitored on an ongoing basis. Real estate is the primary form of collateral. Other important forms of collateral are business assets, time deposits and marketable securities. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment for commercial loans to be based on the borrower’s ability to generate continuing cash flows. In the fourth quarter of 2017, management made the strategic decision to cease the origination of residential mortgage loans. The Company’s policy for residential lending allowed that, generally, the amount of the loan may not exceed 80% of the original appraised value of the property. In certain situations, the amount may have exceeded 80% LTV either with private mortgage insurance being required for that portion of the residential loan in excess of 80% of the appraised value of the property or where secondary financing is provided by a housing authority program second mortgage, a community’s low/moderate income housing program, or a religious or civic organization.

Credit quality of loans and the allowance for loan losses

Management segregates the loan portfolio into defined segments, which are used to develop and document a systematic method for determining its allowance for loan losses. The portfolio segments are segregated based on loan types and the underlying risk factors present in each loan type. Such risk factors are periodically reviewed by management and revised as deemed appropriate.

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

Construction: This portfolio segment includes commercial construction loans for commercial development projects, including condominiums, apartment buildings, and single family subdivisions as well as office buildings, retail and other income producing properties and land loans, which are loans made with land as collateral. In addition, this portfolio includes residential construction loans to individuals to finance the construction of residential dwellings for personal use located in our market area. Construction and land development financing generally involves greater credit risk than long-term financing on improved, owner-occupied or leased real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, the Company may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project proves to be inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment through sale or refinance. Construction loans also expose the Company to the risks that improvements will not be completed on time in accordance with specifications and projected costs and that repayment will depend on the successful operation or sale of the properties, which may cause some borrowers to be unable to continue paying debt service, which exposes the Company to greater risk of non-payment and loss.

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

Residential Real Estate: This portfolio segment consists of first mortgage loans secured by one-to-four family owner occupied residential properties for personal use located in our market area. This segment also includes home equity loans and home equity lines of credit secured by owner occupied one-to-four family residential properties. Loans of this type are written at a combined maximum of 80% of the appraised value of the property and the Company requires a first or second lien position on the property. These loans can be affected by economic conditions and the values of the underlying properties.

Allowance for loan losses

As of December 31, 2017 the Company changed its methodology to estimate its allowance for loan losses. The change in methodology resulted in an update to the underlying loan loss assumptions, incorporating the most recent industry, peer and product loss trends. This resulted in a non-recurring, pretax $1.3 million reduction in the reserve during the fourth quarter of 2017 and for the year ended December 31, 2017.

The following tables set forth the activity in the Company’s allowance for loan losses for the three and six months ended June 30, 2018 and 2017, by portfolio segment:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended June 30, 2018
Beginning balance	$1,695	$12,645	$767	$3,692	$2	$18,801
Charge-offs	(56)	—	—	—	(57)	(113)
Recoveries	—	—	—	4	4	8
(Credits) Provisions	(889)	1,540	(286)	(107)	52	310
Ending balance	$750	$14,185	$481	$3,589	$1	$19,006

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended June 30, 2017
Beginning balance	$1,647	$9,549	$2,122	$4,821	$372	$18,511
Charge-offs	—	—	—	—	(16)	(16)
Recoveries	146	—	—	—	—	146
(Credits) Provisions	(160)	146	146	743	20	895
Ending balance	$1,633	$9,695	$2,268	$5,564	$376	$19,536

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Six Months Ended June 30, 2018
Beginning balance	$1,721	$12,777	$907	$3,498	$1	$18,904
Charge-offs	(56)	(18)	—	(96)	(60)	$(230)
Recoveries	—	—	—	4	5	9
(Credits) Provisions	(915)	1,426	(426)	183	55	323
Ending balance	$750	$14,185	$481	$3,589	$1	$19,006

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Six Months Ended June 30, 2017
Beginning balance	$1,654	$9,563	$2,105	$4,283	$377	$17,982
Charge-offs	—	—	—	—	(31)	$(31)
Recoveries	146	—	—	—	1	147
(Credits) Provisions	(167)	132	163	1,281	29	1,438
Ending balance	$1,633	$9,695	$2,268	$5,564	$376	$19,536

Loans evaluated for impairment and the related allowance for loan losses as of June 30, 2018 and December 31, 2017 were as follows:

	Portfolio	Allowance
	(In thousands)
June 30, 2018
Loans individually evaluated for impairment:
Residential real estate	$7,317	$—
Commercial real estate	23,935	2,844
Commercial business	5,914	675
Consumer	5	—
Subtotal	37,171	3,519
Loans collectively evaluated for impairment:
Residential real estate	181,229	750
Commercial real estate	1,018,754	11,341
Construction	100,147	481
Commercial business	256,711	2,914
Consumer	401	1
Subtotal	1,557,242	15,487

Total	$1,594,413	$19,006

	Portfolio	Allowance
	(In thousands)
December 31, 2017
Loans individually evaluated for impairment:
Residential real estate	$4,607	$8
Commercial real estate	7,586	876
Commercial business	2,660	71
Subtotal	14,853	955
Loans collectively evaluated for impairment:
Residential real estate	188,917	1,713
Commercial real estate	979,656	11,901
Construction	101,636	907
Commercial business	257,335	3,427
Consumer	619	1
Subtotal	1,528,163	17,949

Total	$1,543,016	$18,904

Credit quality indicators

To measure credit risk for the loan portfolios, the Company employs a credit risk rating system. This risk rating represents an assessed level of a loan’s risk based on the character and creditworthiness of the borrower/guarantor, the capacity of the borrower to adequately service the debt, any credit enhancements or additional sources of repayment, and the quality, value and coverage of the collateral, if any.

The objectives of the Company’s risk rating system are to provide the Board of Directors and senior management with an objective assessment of the overall quality of the loan portfolio, to promptly and accurately identify loans with well-defined credit weaknesses so that timely action can be taken to minimize credit loss, to identify relevant trends affecting the collectability of the loan portfolio, to isolate potential problem areas and to provide essential information for determining the adequacy of the allowance for loan losses. The Company’s credit risk rating system has nine grades, with each grade corresponding to a progressively greater risk of default. Risk ratings of 1 through 5 are "Pass" categories and risk ratings of 6 through 9 are criticized asset categories as defined by the regulatory agencies.

A “Special Mention” (6) credit has a potential weakness which, if uncorrected, may result in a deterioration of the repayment prospects or inadequately protect the Company’s credit position at some time in the future. “Substandard” (7) loans are credits that have a well-defined weakness or weaknesses that jeopardize the full repayment of the debt. An asset rated “Doubtful” (8) has all the weaknesses inherent in a substandard asset and which, in addition, make collection or liquidation in full highly questionable and improbable, when considering existing facts, conditions, and values. Loans classified as “Loss” (9) are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value; rather, it is not practical or desirable to defer writing-off this basically worthless asset even though partial recovery may be made in the future.

Risk ratings are assigned as necessary to differentiate risk within the portfolio. They are reviewed on an ongoing basis through the annual loan review process performed by Company personnel, normal renewal activity and the quarterly watchlist and watched asset report process. They are revised to reflect changes in the borrower's financial condition and outlook, debt service coverage capability, repayment performance, collateral value and coverage as well as other considerations. In addition to internal review at multiple points, outsourced loan review opines on risk ratings with regard to the sample of loans their review covers.

The following table presents credit risk ratings by loan segment as of June 30, 2018 and December 31, 2017:

	Commercial Credit Quality Indicators
	June 30, 2018				December 31, 2017
	Commercial Real Estate	Construction	Commercial Business	Total	Commercial Real Estate	Construction	Commercial Business	Total
	(In thousands)
Pass	$1,015,217	$89,662	$252,367	$1,357,246	$960,902	$101,636	$252,570	$1,315,108
Special Mention	3,537	10,485	4,344	18,366	9,371	—	4,019	13,390
Substandard	23,809	—	5,810	29,619	16,969	—	3,297	20,266
Doubtful	126	—	104	230	—	—	109	109
Total loans	$1,042,689	$100,147	$262,625	$1,405,461	$987,242	$101,636	$259,995	$1,348,873

	Residential and Consumer Credit Quality Indicators
	June 30, 2018			December 31, 2017
	Residential Real Estate	Consumer	Total	Residential Real Estate	Consumer	Total
	(In thousands)
Pass	$180,901	$401	$181,302	$188,917	$619	$189,536
Special Mention	328	—	328	—	—	—
Substandard	7,317	5	7,322	4,607	—	4,607
Total loans	$188,546	$406	$188,952	$193,524	$619	$194,143

Loan portfolio aging analysis

When a loan is 15 days past due, the Company sends the borrower a late notice. The Company also contacts the borrower by phone if the delinquency is not corrected promptly after the notice has been sent.

When the loan is 30 days past due, the Company mails the borrower a letter reminding the borrower of the delinquency, and attempts to contact the borrower personally to determine the reason for the delinquency and ensure the borrower understands the terms of the loan. If necessary, on the subsequent 90th day of delinquency, the Company may take other appropriate legal action. A summary report of all loans 30 days or more past due is provided to the Board of Directors of the Company periodically. Loans greater than 90 days past due are generally put on nonaccrual status. A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt. A loan is considered to be no longer delinquent when timely payments are made for a period of at least six months (one year for loans providing for quarterly or semi-annual payments) by the borrower in accordance with the contractual terms.

The following tables set forth certain information with respect to our loan portfolio delinquencies by portfolio segment and amount as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$3,074	$—	$1,160	$4,234	$184,312	$188,546
Commercial real estate	1,140	—	14,517	15,657	1,027,032	1,042,689
Construction	2,895	—	—	2,895	97,252	100,147
Commercial business	259	462	3,818	4,539	258,086	262,625
Consumer	—	1	—	1	405	406
Total loans	$7,368	$463	$19,495	$27,326	$1,567,087	$1,594,413

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$1,248	$2,244	$1,161	$4,653	$188,871	$193,524
Commercial real estate	10,028	4,116	2,074	16,218	971,024	987,242
Construction	—	—	—	—	101,636	101,636
Commercial business	4,318	162	481	4,961	255,034	259,995
Consumer	3	—	2	5	614	619
Total loans	$15,597	$6,522	$3,718	$25,837	$1,517,179	$1,543,016

There were no loans delinquent greater than 90 days and still accruing as of June 30, 2018 and December 31, 2017.

Loans on nonaccrual status

The following is a summary of nonaccrual loans by portfolio segment as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(In thousands)
Residential real estate	$3,619	$1,590
Commercial real estate	15,745	3,371
Commercial business	3,961	520
Total	$23,325	$5,481

At June 30, 2018 and December 31, 2017, there were no commitments to lend additional funds to any borrower on nonaccrual status. Nonaccrual loans with no specific reserve totaled $6.1 million and $3.5 million at June 30, 2018 and December 31, 2017, respectively.

Impaired loans

An impaired loan generally is one for which it is probable, based on current information, the Company will not collect all the amounts due in accordance with the contractual terms of the loan. Loans are individually evaluated for impairment. When the Company classifies a problem loan as impaired, it evaluates whether a specific valuation allowance is required for that portion of the asset that is estimated to be uncollectible.

The following table summarizes impaired loans by portfolio segment as of June 30, 2018 and December 31, 2017:

	Carrying Amount		Unpaid Principal Balance		Associated Allowance
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$7,317	$3,515	$7,395	$3,556	$—	$—
Commercial real estate	8,781	1,841	8,921	1,915	—	—
Commercial business	2,029	1,950	2,112	2,024	—	—
Consumer	5	—	5	—	—	—
Total impaired loans without a valuation allowance	18,132	7,306	18,433	7,495	—	—

Impaired loans with a valuation allowance:
Residential real estate	$—	$1,092	$—	$1,092	$—	$8
Commercial real estate	15,154	5,745	15,174	5,745	2,844	876
Commercial business	3,885	710	3,905	712	675	71
Total impaired loans with a valuation allowance	19,039	7,547	19,079	7,549	3,519	955
Total impaired loans	$37,171	$14,853	$37,512	$15,044	$3,519	$955

The following table summarizes the average carrying amount of impaired loans and interest income recognized on impaired loans by portfolio segment as of June 30, 2018 and June 30, 2017:

	Average Carrying Amount		Interest Income Recognized
	Three Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$7,334	$2,710	$29	$—
Commercial real estate	8,827	1,720	4	5
Commercial business	2,060	2,824	76	7
Consumer	6	—	—	—
Total impaired loans without a valuation allowance	18,227	7,254	109	12
Impaired loans with a valuation allowance:
Commercial real estate	$15,168	$478	$—	$—
Commercial business	3,222	1,599	3	4
Consumer	—	371	—	—
Total impaired loans with a valuation allowance	18,390	2,448	3	4
Total impaired loans	$36,617	$9,702	$112	$16

	Average Carrying Amount		Interest Income Recognized
	Six Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$7,347	$2,717	$77	$—
Commercial real estate	8,878	1,757	80	19
Commercial business	2,086	2,850	154	15
Consumer	6	—	—	—
Total impaired loans without a valuation allowance	18,317	7,324	311	34
Impaired loans with a valuation allowance:
Commercial real estate	$15,170	$480	$53	$4
Commercial business	2,347	1,619	25	9
Consumer	—	371	—	—
Total impaired loans with a valuation allowance	17,517	2,470	78	13
Total impaired loans	$35,834	$9,794	$389	$47

Troubled debt restructurings ("TDR"s)

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

If a performing loan is restructured into a TDR, it remains in performing status. If a nonperforming loan is restructured into a TDR, it continues to be carried in nonaccrual status. Nonaccrual classification may be removed if the borrower demonstrates compliance with the modified terms for a minimum of six months.

Loans classified as TDRs totaled $7.4 million at June 30, 2018 and $4.9 million at December 31, 2017. The following table provides information on loans that were modified as TDRs during the periods indicated.

			Outstanding Recorded Investment
	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2018	2017	2018	2017	2018	2017
Three Months Ended June 30,
Residential real estate	—	1	$—	$1,040	$—	$1,040
Commercial business	—	2	—	345	—	345
Total	—	3	$—	$1,385	$—	$1,385

			Outstanding Recorded Investment
	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2018	2017	2018	2017	2018	2017
Six Months Ended June 30,
Residential real estate	2	1	$2,826	$1,040	$2,822	$1,040
Commercial business	1	2	37	345	29	345
Total	3	3	$2,863	$1,385	$2,851	$1,385

At June 30, 2018 and December 31, 2017 there were five nonaccrual loans identified as TDRs totaling $2.6 million and four nonaccrual loans identified as TDRs totaling $0.6 million, respectively.

The following table provides information on how loans were modified as TDRs during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Payment concession	$—	$104	$2,101	$104
Maturity concession	—	241	—	241
Maturity and payment concession	—	—	750	—
Rate and payment concession	—	1,040	—	1,040
Total	$—	$1,385	$2,851	$1,385

There was one loan modified in a troubled debt restructuring, for which there was a payment default as of June 30, 2018. The total recorded investment in this loan was $2.1 million at June 30, 2018. There were no loans modified in a troubled debt restructuring, for which there was a payment default at June 30, 2017.

4. Shareholders' Equity

Common stock

The Company has 10,000,000 shares authorized and 7,841,720 shares issued and outstanding at June 30, 2018 and 10,000,000 shares authorized and 7,751,424 shares issued and outstanding at December 31, 2017. The Company's stock is traded on the NASDAQ stock exchange under the ticker symbol BWFG.

Warrants

On October 1, 2014, the Company acquired Quinnipiac Bank and Trust Co. and, in connection therewith, the Company issued 68,600 warrants to former Quinnipiac warrant holders in accordance with the merger agreement. Each warrant was automatically converted into a warrant to purchase 0.56 shares of the Company’s common stock for an exercise price of $17.86. During the first quarter of 2018 all remaining warrants were exercised. The Company does not have any warrants outstanding as of June 30, 2018.

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

The Company did not repurchase any of its common stock during the six months ended June 30, 2018 or during the year ended December 31, 2017.

5. Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives. The Company’s total comprehensive income or loss for the three and six months ended June 30, 2018 and 2017 is reported in the Consolidated Statements of Comprehensive Income.

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax for the three and six months ended June 30, 2018 and 2017:

	Net Unrealized Loss on Available for Sale Securities	Net Unrealized Gain on Interest Rate Swap	Total
	(In thousands)
Balance at March 31, 2018	$(1,302)	$3,191	$1,889
Other comprehensive loss before reclassifications, net of tax	(462)	(148)	(610)
Net other comprehensive loss	(462)	(148)	(610)
Balance at June 30, 2018	$(1,764)	$3,043	$1,279

	Net Unrealized Gain on Available for Sale Securities	Net Unrealized Gain on Interest Rate Swap	Total
	(In thousands)
Balance at March 31, 2017	$406	$623	$1,029
Other comprehensive income (loss) before reclassifications, net of tax	190	(197)	(7)
Net other comprehensive income (loss)	190	(197)	(7)
Balance at June 30, 2017	$596	$426	$1,022

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain on Interest Rate Swap	Total
	(In thousands)
Balance at December 31, 2017	$85	$1,609	$1,694
Other comprehensive (loss) income before reclassifications, net of tax	(1,674)	1,434	(240)
Amounts reclassified from accumulated other comprehensive income, net of tax	(175)	—	(175)
Net other comprehensive (loss) income	(1,849)	1,434	(415)
Balance at June 30, 2018	$(1,764)	$3,043	$1,279

	Net Unrealized Gain on Available for Sale Securities	Net Unrealized Gain on Interest Rate Swap	Total
	(In thousands)
Balance at December 31, 2016	$409	$481	$890
Other comprehensive income (loss) before reclassifications, net of tax	295	(55)	240
Amounts reclassified from accumulated other comprehensive income, net of tax	(108)	—	(108)
Net other comprehensive income (loss)	187	(55)	132
Balance at June 30, 2017	$596	$426	$1,022

The following table provides information for the items reclassified from accumulated other comprehensive income or loss:

Accumulated Other Comprehensive Income Components	For the Six Months Ended June 30,		Associated Line Item in the Consolidated Statements of Income
	2018	2017
	(In thousands)
Available-for-sale securities:
Unrealized gains on investments	$222	$165	Net gain on sale of available for sale securities
Tax expense	(47)	(57)	Income tax expense
Net of tax	$175	$108

6. Earnings per Share ("EPS")

Unvested restricted stock awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of EPS pursuant to the two-class method. The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s unvested restricted stock awards qualify as participating securities.

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

The following is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net income	$4,715	$3,769	$9,315	$7,471
Dividends to participating securities(1)	(13)	(7)	(26)	(14)
Undistributed earnings allocated to participating securities(1)	(54)	(44)	(101)	(86)
Net income for earnings per share calculation	$4,648	$3,718	$9,188	$7,371

Weighted average shares outstanding, basic	7,723	7,551	7,700	7,538
Effect of dilutive equity-based awards(2)	39	95	47	100
Weighted average shares outstanding, diluted	7,762	7,646	7,747	7,638
Net earnings per common share:
Basic earnings per common share	$0.60	$0.49	$1.19	$0.98
Diluted earnings per common share	$0.60	$0.49	$1.19	$0.97

(1)	Represents dividends paid and undistributed earnings allocated to unvested stock-based awards that contain non-forfeitable rights to dividends.

(2)	Represents the effect of the assumed exercise of stock options and the vesting of restricted shares, as applicable, utilizing the treasury stock method.

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

The Basel III Capital Rules establish a minimum Common Equity Tier 1 capital requirement of 4.5% of risk-weighted assets; set the minimum leverage ratio at 4.0% of total assets; increased the minimum Tier 1 capital to risk-weighted assets requirement from 4.0% to 6.0%; and retained the minimum total capital to risk weighted assets requirement at 8.0%. A “well-capitalized” institution must generally maintain capital ratios 100-200 basis points higher than the minimum guidelines.

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

As of June 30, 2018, the Bank and Company have met all capital adequacy requirements to which they are subject. There are no conditions or events since then that management believes have changed this conclusion.

The capital amounts and ratios for the Bank and the Company at June 30, 2018 and December 31, 2017 were as follows:

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
June 30, 2018
Common Equity Tier 1 Capital to Risk-Weighted Assets	$185,340	11.31%	$104,433	6.38%	$106,481	6.50%
Total Capital to Risk-Weighted Assets	204,346	12.47%	161,769	9.88%	163,817	10.00%
Tier I Capital to Risk-Weighted Assets	185,340	11.31%	129,006	7.88%	131,054	8.00%
Tier I Capital to Average Assets	185,340	10.03%	73,937	4.00%	92,421	5.00%

Bankwell Financial Group, Inc.
June 30, 2018
Common Equity Tier 1 Capital to Risk-Weighted Assets	$165,411	10.07%	$104,693	6.38%	N/A	N/A
Total Capital to Risk-Weighted Assets	209,576	12.76%	162,172	9.88%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	165,441	10.07%	129,327	7.88%	N/A	N/A
Tier I Capital to Average Assets	165,441	8.92%	74,160	4.00%	N/A	N/A

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
December 31, 2017
Common Equity Tier 1 Capital to Risk-Weighted Assets	$173,728	10.99%	$90,858	5.75%	$102,709	6.50%
Total Capital to Risk-Weighted Assets	192,632	12.19%	146,162	9.25%	158,014	10.00%
Tier I Capital to Risk-Weighted Assets	173,728	10.99%	114,560	7.25%	126,411	8.00%
Tier I Capital to Average Assets	173,728	9.61%	72,349	4.00%	90,437	5.00%

Bankwell Financial Group, Inc.
December 31, 2017
Common Equity Tier 1 Capital to Risk-Weighted Assets	$155,977	9.83%	$91,194	5.75%	N/A	N/A
Total Capital to Risk-Weighted Assets	199,984	12.61%	146,703	9.25%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	155,977	9.83%	114,983	7.25%	N/A	N/A
Tier I Capital to Average Assets	155,977	8.59%	72,663	4.00%	N/A	N/A

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

Reserve Requirements on Cash

The Bank is required to maintain a minimum reserve balance of $15.9 million and $11.1 million in the Federal Reserve Bank at June 30, 2018 and December 31, 2017, respectively. The Bank is also required to maintain a minimum reserve balance of $4.5 million and $7.5 million at Atlantic Community Bankers Bank (formerly Bankers’ Bank Northeast) at June 30, 2018 and December 31, 2017, respectively. These balances are maintained for clearing purposes in the ordinary course of business and do not represent restricted cash.

8. Stock-Based Compensation

Equity award plans

The Company has stock options or unvested restricted stock outstanding under three equity award plans, which are collectively referred to as the “Plan”. The current plan under which any future issuances of equity awards will be made is the 2012 BNC Financial Group, Inc. Stock Plan, or the “2012 Plan,” amended on June 26, 2013. All equity awards made under the 2012 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of share options or restricted stock. At June 30, 2018, there were 587,630 shares reserved for future issuance under the 2012 Plan.

Stock Options: The Company accounts for stock options based on the fair value at the date of grant and records option related expense over the vesting period of such awards on a straight line basis.

There were no options granted during the six months ended June 30, 2018.

A summary of the status of outstanding share options as of and for the six months ended June 30, 2018 is presented below:

	Six Months Ended June 30, 2018
	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	47,050	$17.83
Exercised	(25,020)	19.59
Options outstanding at end of period	22,030	15.84

Options exercisable at end of period	22,030	15.84

Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. The total intrinsic value of share options exercised during the six months ended June 30, 2018 was $0.3 million.

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.

The following table presents the activity for restricted stock for the six months ended June 30, 2018:

	Six Months Ended June 30, 2018
	Number of Shares		Weighted Average Grant Date Fair Value
Unvested at beginning of period	75,186		$26.39
Granted	43,550	(1)	32.85
Vested	(5,963)		28.57
Forfeited	(674)		24.60
Unvested at end of period	112,099		28.80

(1)	Includes 11,250 shares of performance based restricted stock

The Company's restricted stock expense for the six months ended June 30, 2018 and 2017 were $0.6 million and $0.4 million, respectively. At June 30, 2018 there was $2.6 million of unrecognized stock compensation expense for restricted stock, expected to be recognized over a weighted average period of 1.8 years.

Performance Based Restricted Stock: On February 20, 2018 the Company issued 11,250 shares of restricted stock with performance and service conditions pursuant to the Company’s 2012 Stock Plan. The awards vest over a 3 year service period, provided certain performance metrics are met. The share quantity, which can range between 0% and 200%, of the grant is dependent on the degree to which the performance metrics are met. The Company records an expense over the vesting period based on (a) the probability that the performance metric will be met and (b) the fair market value of the Company’s stock at the date of the grant.

9. Derivative Instruments

The Company manages economic risks, including interest rate, liquidity, and credit risk by managing the amount, sources, and duration of its funding along with the use of interest rate derivative financial instruments, namely interest rate swaps. The Company does not use derivatives for speculative purposes. As of June 30, 2018, the Bank was a party to six interest rate swaps to add stability to interest expense and to manage its exposure to interest rate movements. The notional amount for each swap is $25 million and in each case, the Bank has entered into pay-fixed Libor interest rate swap to convert rolling 90 days Federal Home Loan Bank advances to fixed rates. In addition, as of June 30, 2018, the Bank has entered into three forward interest rate swaps on probable future FHLB advances.

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

Information about derivative instruments at June 30, 2018 and December 31, 2017 is as follows:

June 30, 2018:
(Dollars in thousands)	Notional Amount	Original Maturity	Received	Paid	Fair Value Asset (Liability)
Cash flow hedge:
Interest rate swap on FHLB advance	$25,000	4.7 years	3-month LIBOR	1.62%	$101
Interest rate swap on FHLB advance	25,000	5.0 years	3-month LIBOR	1.83%	317
Interest rate swap on FHLB advance	25,000	5.0 years	3-month LIBOR	1.48%	679
Interest rate swap on FHLB advance	25,000	5.0 years	3-month LIBOR	1.22%	1,163
Interest rate swap on FHLB advance	25,000	7.0 years	3-month LIBOR	2.04%	1,166
Interest rate swap on FHLB advance	25,000	7.0 years	3-month LIBOR	2.04%	1,159
Forward-starting interest rate swap	25,000	15.0 years	3-month LIBOR	3.01%	(205)
Forward-starting interest rate swap	25,000	15.0 years	3-month LIBOR	3.03%	(239)
Forward-starting interest rate swap	25,000	15.0 years	3-month LIBOR	3.05%	(291)
	$225,000				$3,850

The effective date of the forward-starting interest rate swaps listed above are January 2, 2019, January 2, 2020 and August 26, 2020, respectively.

December 31, 2017:
(Dollars in thousands)	Notional Amount	Original Maturity	Received	Paid	Fair Value Asset
Cash flow hedge:
Interest rate swap on FHLB advance	$25,000	4.7 years	3-month LIBOR	1.62%	$62
Interest rate swap on FHLB advance	25,000	5.0 years	3-month LIBOR	1.83%	105
Interest rate swap on FHLB advance	25,000	5.0 years	3-month LIBOR	1.48%	398
Interest rate swap on FHLB advance	25,000	5.0 years	3-month LIBOR	1.22%	793
Interest rate swap on FHLB advance	25,000	7.0 years	3-month LIBOR	2.04%	342
Interest rate swap on FHLB advance	25,000	7.0 years	3-month LIBOR	2.04%	334
	$150,000				$2,034

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects to reclassify $1.1 million as a reduction to interest expense during the next 12 months.

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

Changes in the consolidated statements of comprehensive income related to interest rate derivatives designated as hedges of cash flows were as follows for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Interest rate swap on FHLB advance:
Unrealized (losses) gains recognized in accumulated other comprehensive income	$(187)	$(302)	$1,815	$(84)
Income tax benefit (expense) on items recognized in accumulated other comprehensive income	39	105	(381)	29
Other comprehensive (loss) income	$(148)	$(197)	$1,434	$(55)
Interest expense recognized on hedged FHLB advance	$646	$384	$1,285	$768

10. Fair Value of Financial Instruments

GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

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

The carrying values, fair values and placement in the fair value hierarchy of the Company's financial instruments at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$89,214	$89,214	$89,214	$—	$—
Federal funds sold	105	105	105	—	—
Available for sale securities	92,608	92,608	9,705	82,903	—
Held to maturity securities	21,505	21,941	—	1,100	20,841
Loans receivable, net	1,572,591	1,530,265	—	—	1,530,265
Accrued interest receivable	5,522	5,522	—	5,522	—
FHLB stock	9,333	9,333	—	9,333	—
Servicing asset	1,191	1,191	—	—	1,191
Derivative asset, net	3,850	3,850	—	3,850	—

Financial Liabilities:
Demand deposits	$168,295	$168,295	$—	$168,295	$—
NOW and money market	563,967	563,967	—	563,967	—
Savings	113,496	113,496	—	113,496	—
Time deposits	619,880	617,002	—	—	617,002
Accrued interest payable	895	895	—	895	—
Advances from the FHLB	199,000	198,699	—	—	198,699
Subordinated debentures	25,129	24,619	—	—	24,619
Servicing liability	78	78	—	—	78

	December 31, 2017
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$70,545	$70,545	$70,545	$—	$—
Federal funds sold	186	186	186	—	—
Available for sale securities	92,188	92,188	9,861	82,327	—
Held to maturity securities	21,579	22,836	—	1,119	21,717
Loans receivable, net	1,520,879	1,494,599	—	—	1,494,599
Accrued interest receivable	5,910	5,910	—	5,910	—
FHLB stock	9,183	9,183	—	9,183	—
Servicing asset	1,113	1,113	—	—	1,113
Derivative asset, net	2,034	2,034	—	2,034	—

Financial Liabilities:
Demand deposits	$172,638	$172,638	$—	$172,638	$—
NOW and money market	510,746	510,746	—	510,746	—
Savings	83,758	83,758	—	83,758	—
Time deposits	631,263	629,532	—	—	629,532
Accrued interest payable	1,092	1,092	—	1,092	—
Advances from the FHLB	199,000	198,932	—	—	198,932
Subordinated debentures	25,103	25,547	—	—	25,547
Servicing Liability	83	83	—	—	83

The following methods and assumptions were used by management in estimating the fair value of its financial instruments:

Cash and due from banks, federal funds sold, accrued interest receivable and accrued interest payable: The carrying amount is a reasonable estimate of fair value.

Available for sale and held to maturity securities: Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Level 3 held to maturity securities represent private placement municipal housing authority bonds for which no quoted market price is available. The fair value for these securities is estimated using a discounted cash flow model, using discount rates ranging from 4.8% to 5.2% as of June 30, 2018 and 4.5% to 4.8% as of December 31, 2017. These securities are CRA eligible investments.

FHLB stock: The carrying value of FHLB stock approximates fair value based on the most recent redemption provisions of the FHLB.

Loans receivable: For variable rate loans which reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair value of fixed rate loans are estimated by discounting the future cash flows using the rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. In connection with the adoption of ASU 2016-01 on January 1, 2018, we refined our methodology to estimate the fair value of our loan portfolio using an exit price notion resulting in prior periods no longer being comparable. The exit price notion requires determination of the price at which willing market participants would transact at the measurement date under current market conditions depending on facts and circumstances, such as origination rates, credit risk, transaction costs, liquidity, national and regional market trends and other adjustments, utilizing publicly available rates and indices. The application of an exit price notion requires the use of significant judgment.

Derivative asset (liability): The valuation of the Company’s interest rate swaps is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. The Bank also considers the creditworthiness of each counterparty for assets and the creditworthiness of the Bank for liabilities.

Servicing asset (liability): Servicing assets and liabilities do not trade in an active, open market with readily observable prices. The Company estimates the fair value of servicing assets and liabilities using discounted cash flow models, incorporating numerous assumptions from the perspective of a market participant including market discount rates.

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

Off-balance-sheet instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at June 30, 2018 and December 31, 2017.

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

Financial instruments measured at fair value on a recurring basis

The following table details the financial instruments carried at fair value on a recurring basis at June 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the six months ended June 30, 2018 and the year ended December 31, 2017, except for the Company's investment in a U.S.Treasury note that was transfered from level 2 to level 1.

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
June 30, 2018:
Available for sale investment securities:
U.S. Government and agency obligations	$9,705	$71,550	$—
State agency and municipal obligations	—	4,345	—
Corporate bonds	—	7,008	—
Derivative asset, net	—	3,850	—

December 31, 2017:
Available for sale investment securities:
U.S. Government and agency obligations	$9,861	$62,913	$—
State agency and municipal obligations	—	12,277	—
Corporate bonds	—	7,137	—
Derivative asset, net	—	2,034	—

Available for sale investment securities: The fair value of the Company’s investment securities are estimated by using pricing models or quoted prices of securities with similar characteristics (i.e. matrix pricing) and are classified within Level 1 or Level 2 of the valuation hierarchy. The pricing is primarily sourced from third party pricing services, overseen by management.

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

Financial instruments measured at fair value on a nonrecurring basis

Certain assets and liabilities are measured at fair value on a non-recurring basis in accordance with GAAP. These include assets that are measured at the lower-of-cost-or-market that were recognized at fair value below cost at the end of the period as well as assets that are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The following table details the financial instruments measured at fair value on a nonrecurring basis at June 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
June 30, 2018:
Impaired loans	$—	$—	$33,652
Servicing asset, net	—	—	1,113

December 31, 2017:
Impaired loans	$—	$—	$13,898
Servicing asset, net	—	—	1,030

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at June 30, 2018 and December 31, 2017:

	Valuation Methodology	Unobservable Input	Range
June 30, 2018:

Impaired loans	Appraisals	Discount to appraised value	8.00 - 55.00%
	Discounted cash flows	Discount rate	3.00 - 6.50%

Servicing asset, net	Discounted cash flows	Discount rate	7.00 - 12.00%
		Prepayment rate	7.00 - 9.00%
December 31, 2017:

Impaired loans	Appraisals	Discount to appraised value	8.00 - 24.00%
	Discounted cash flows	Discount rate	3.25 - 6.75%

Servicing asset, net	Discounted cash flows	Discount rate	7.00 - 12.00%
		Prepayment rate	7.00 - 9.00%

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

12. Subordinated debentures

On August 19, 2015, the Company completed a private placement of $25.5 million in aggregate principal amount of fixed rate subordinated notes (the “Notes”) to certain institutional investors. The Notes are non-callable for five years, have a stated maturity of August 15, 2025, and bear interest at a quarterly pay fixed rate of 5.75% per annum to the maturity date or the early redemption date.

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

13. Income Taxes

The Company is subject to federal and state income taxes at the statutory rates and makes several adjustments to arrive at the effective tax rate. The Company adjusts for non-deductible interest earned on municipal bonds, income earned on our investment in bank owned life insurance, windfall tax benefits resulting from restricted stock vesting and reductions in Connecticut state income tax from the operation of our passive investment company subsidiary.

Income tax expense for the three months ended June 30, 2018 and 2017 totaled $1.2 million and $2.4 million, respectively. The effective tax rates for the three months ended June 30, 2018 and 2017 were 20.6%, and 38.8%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2018 is driven by a reduction in the statutory corporate tax rate from 35% to 21% as a result of tax reform from the Tax Cuts and Jobs Act of 2017.

Income tax expense for the six months ended June 30, 2018 and 2017 totaled $2.4 million and $4.1 million, respectively. The effective tax rates for the six months ended June 30, 2018 and 2017 were 20.8%, and 35.6%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2018 is driven by a reduction in the statutory corporate tax rate from 35% to 21% as a result of tax reform from the Tax Cuts and Jobs Act of 2017.

14. Subsequent Events

Subsequent to June 30, 2018 a non-performing commercial loan with an unpaid balance of approximately $4.0 million was recovered through the sale of the loan note. The second quarter 2018 allowance for loan losses included approximately $0.6 million in specific reserves for this loan.

On July 26, 2018, the Company’s Board of Directors declared a $0.12 per share cash dividend, payable on August 27, 2018 to shareholders of record on August 17, 2018.

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

On August 19, 2015, the Company completed a private placement of $25.5 million in aggregate principal amount of fixed rate subordinated notes (the “Notes”) to certain institutional investors. The Notes are non-callable for five years, have a stated maturity of August 15, 2025, and bear interest at a quarterly pay fixed rate of 5.75% per annum to the maturity date or the early redemption date.

On November 20, 2015, the Company redeemed $10.98 million (10,980 shares) of preferred stock issued pursuant to the United States Department of Treasury ("Treasury") under the Small Business Lending Fund Program (the "SBLF"). The shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends through November 20, 2015. The redemption was approved by the Company's primary federal regulator and was funded with the Company's surplus capital. With this redemption, the Company has redeemed all of its outstanding SBLF stock.

On January 31, 2018, the Company’s Board of Directors declared a $0.12 per share cash dividend, payable on March 8, 2018 to shareholders of record on February 26, 2018. On April 25, 2018, the Company’s Board of Directors declared a $0.12 per share cash dividend, payable on May 25, 2018 to shareholders of record on May 15, 2018.

On June 9, 2018, we opened three De Novo branches located in Darien, Westport, and Stamford, Connecticut, increasing our total number of branches to twelve.

Earnings Overview

Net income available to common shareholders was $4.7 million, or $0.60 per diluted share, and $3.8 million, or $0.49 per diluted share, for the three months ended June 30, 2018 and 2017, respectively. Returns on average equity and average assets for the three months ended June 30, 2018 were 11.21% and 1.02%, respectively, compared to 9.89% and 0.88%, respectively, for the three months ended June 30, 2017.

Net income available to common shareholders was $9.3 million, or $1.19 per diluted share, and $7.5 million, or $0.97 per diluted share, for the six months ended June 30, 2018 and 2017, respectively. Returns on average equity and average assets for the six months ended June 30, 2018 were 11.28% and 1.03%, respectively, compared to 10.00% and 0.90%, respectively, for the six months ended June 30, 2017.

For the three months ended June 30, 2018, we had net interest income of $13.9 million, an increase of $0.3 million, or 2.0%, over the three months ended June 30, 2017. Our net interest margin (fully taxable equivalent basis) for the three months ended June 30, 2018 and 2017 was 3.14% and 3.32%, respectively. We experienced a slight increase in our non-interest income, which totaled $1.1 million for the three months ended June 30, 2018 representing 7.4% of our total revenue, up from $1.0 million, or 6.8% of total revenue, for the three months ended June 30, 2017.

For the six months ended June 30, 2018, we had net interest income of $27.6 million, an increase of $1.0 million, or 3.9%, over the six months ended June 30, 2017. Our net interest margin (fully taxable equivalent basis) for the six months ended June 30, 2018 and 2017 was 3.15% and 3.34%, respectively. We experienced a slight increase in our non-interest income, which totaled $2.4 million for the six months ended June 30, 2018 representing 8.1% of our total revenue, up from $2.3 million, or 7.8% of total revenue, for the six months ended June 30, 2017.

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned on loans and securities and interest paid on deposits and other borrowings, and is the primary source of our operating income. Net interest income is affected by the level of interest rates, changes in interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Included in interest income are certain loan fees, such as deferred origination fees and late charges. We convert tax-exempt income to a fully taxable equivalent ("FTE") basis using the statutory federal income tax rate adjusted for applicable state income taxes net of the related federal tax benefit. The average balances are principally daily averages. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments. Premium amortization and discount accretion are included in the respective interest income and interest expense amounts.

FTE net interest income for the three months ended June 30, 2018 and 2017 was $14.0 million and $13.8 million, respectively. Net interest income was favorably impacted by loan growth and higher yields on commercial loans, offset by increases in rates on interest bearing deposits. Our net interest margin decreased 18 basis points to 3.14% for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The decrease in the net interest margin was primarily due to higher rates on interest bearing deposits driven by rate increases in our competitive marketplace.

FTE net interest income for the six months ended June 30, 2018 and 2017 was $27.8 million and $26.9 million, respectively. Net interest income was favorably impacted by loan growth, offset by increases in rates on interest bearing deposits. Our net interest margin decreased 19 basis points to 3.15% for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The decrease in the net interest margin was primarily due to higher rates on interest bearing deposits driven by rate increases in our competitive marketplace.

FTE basis interest income for the three months ended June 30, 2018 increased by $1.6 million, or 9.3%, to $19.5 million, compared to FTE basis interest income for the three months ended June 30, 2017 due primarily to loan growth and increased yields in our commercial real estate and commercial business portfolios. Average interest-earning assets were $1.8 billion for the three months ended June 30, 2018, up by $118.9 million or 7.2% compared to the three months ended June 30, 2017. The average yield on interest earning assets increased from 4.25% for the three months ended June 30, 2017 to 4.34% for the three months ended June 30, 2018 due mainly to higher yields on commercial and construction loans.

FTE basis interest income for the six months ended June 30, 2018 increased by $3.8 million, or 10.9%, to $38.2 million, compared to FTE basis interest income for the six months ended June 30, 2017 due primarily to loan growth in our commercial real estate and commercial business portfolios. Average interest-earning assets were $1.8 billion for the six months ended June 30, 2018, up by $151.6 million or 9.4% compared to the six months ended June 30, 2017. The average yield on interest earning assets increased from 4.25% for the six months ended June 30, 2017 to 4.31% for the six months ended June 30, 2018 due mainly to higher yields on construction and commercial business loans.

Interest expense for the three months ended June 30, 2018, increased by $1.5 million, or 36.1%, compared to interest expense for the three months ended June 30, 2017 due to a $116.9 million increase in the average balances of interest-bearing liabilities due to higher average balances in money market accounts and borrowed money, and increased rates on deposits, primarily due to increased rates on certificates of deposits and money market accounts in our competitive marketplace.

Interest expense for the six months ended June 30, 2018, increased by $2.9 million, or 38.1%, compared to interest expense for the six months ended June 30, 2017 due to a $149.2 million increase in the average balances of interest-bearing liabilities due to higher average balances in money market accounts, time accounts and borrowed money, and increased rates on deposits, primarily due to increased rates on certificates of deposits and money market accounts in our competitive marketplace.

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

The following tables present the average balances and yields earned on interest-earning assets and average balances and weighted average rates paid on our funding liabilities for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,
	2018			2017

(Dollars in thousands)	Average Balance	Interest	Yield / Rate (5)	Average Balance	Interest	Yield / Rate (5)
Assets:
Cash and Fed funds sold	$81,879	$325	1.59%	$86,543	$148	0.69%
Securities (1)	119,893	921	3.07%	105,850	947	3.58%
Loans:
Commercial real estate	996,269	11,400	4.53%	899,344	10,230	4.50%
Residential real estate	193,336	1,786	3.69%	196,392	1,816	3.70%
Construction (2)	92,945	1,180	5.02%	109,681	1,299	4.69%
Commercial business	283,865	3,740	5.21%	251,981	3,304	5.19%
Consumer	536	8	5.97%	1,320	11	3.21%
Total loans	1,566,951	18,114	4.57%	1,458,718	16,660	4.52%
Federal Home Loan Bank stock	9,330	125	5.37%	8,033	81	4.02%
Total earning assets	1,778,053	19,485	4.34%	1,659,144	17,836	4.25%
Other assets	68,334			61,588
Total assets	$1,846,387			$1,720,732

Liabilities and shareholders' equity:
Interest -bearing liabilities:
NOW	$63,870	$21	0.13%	$61,002	$20	0.13%
Money market	496,548	1,518	1.23%	383,919	771	0.81%
Savings	100,893	267	1.06%	113,736	217	0.76%
Time	619,262	2,503	1.62%	644,222	2,087	1.30%
Total interest-bearing deposits	1,280,573	4,309	1.35%	1,202,879	3,095	1.03%
Borrowed money	224,120	1,197	2.11%	184,958	952	2.04%
Total interest bearing liabilities	1,504,693	5,506	1.47%	1,387,837	4,047	1.17%
Noninterest-bearing deposits	160,275			167,111
Other liabilities	12,735			12,886
Total Liabilities	1,677,703			1,567,834
Shareholders' equity	168,684			152,898

Total liabilities and shareholders' equity	$1,846,387			$1,720,732
Net interest income (3)		$13,979			$13,789
Interest rate spread			2.87%			3.08%
Net interest margin (4)			3.14%			3.32%

(1)	Average balances and yields for securities are based on amortized cost.

(2)	Includes commercial and residential real estate construction.

(3)	The adjustment for securities and loans taxable equivalency amounted to $71 thousand and $148 thousand, respectively, for the three months ended June 30, 2018 and 2017.

(4)	Annualized net interest income as a percentage of earning assets.

(5)	Yields are calculated using the contractual day count convention for each respective product type.

	Six Months Ended June 30,
	2018			2017

(Dollars in thousands)	Average Balance	Interest	Yield / Rate (5)	Average Balance	Interest	Yield / Rate (5)
Assets:
Cash and Fed funds sold	$75,634	$579	1.54%	$77,440	$262	0.68%
Securities (1)	118,502	1,809	3.05%	103,852	1,808	3.48%
Loans:
Commercial real estate	986,204	22,269	4.49%	877,078	19,914	4.52%
Residential real estate	195,628	3,585	3.67%	194,861	3,556	3.65%
Construction (2)	94,161	2,326	4.91%	107,515	2,548	4.71%
Commercial business	282,324	7,336	5.17%	240,477	6,130	5.07%
Consumer	586	16	5.43%	1,484	25	3.40%
Total loans	1,558,903	35,532	4.53%	1,421,415	32,173	4.50%
Federal Home Loan Bank stock	9,318	243	5.21%	8,027	159	3.97%
Total earning assets	1,762,357	38,163	4.31%	1,610,734	34,402	4.25%
Other assets	67,571			60,633
Total assets	$1,829,928			$1,671,367

Liabilities and shareholders' equity:
Interest -bearing liabilities:
NOW	$61,117	$39	0.13%	$57,816	$46	0.16%
Money market	481,723	2,680	1.12%	364,048	1,337	0.74%
Savings	97,429	463	0.96%	112,372	402	0.72%
Time	622,508	4,783	1.55%	619,950	3,891	1.27%
Total interest-bearing deposits	1,262,777	7,965	1.27%	1,154,186	5,676	0.99%
Borrowed money	224,114	2,443	2.17%	183,514	1,859	2.01%
Total interest bearing liabilities	1,486,891	10,408	1.41%	1,337,700	7,535	1.14%
Noninterest-bearing deposits	163,256			170,886
Other liabilities	13,241			12,152
Total Liabilities	1,663,388			1,520,738
Shareholders' equity	166,540			150,629

Total liabilities and shareholders' equity	$1,829,928			$1,671,367
Net interest income (3)		$27,755			$26,867
Interest rate spread			2.90%			3.11%
Net interest margin (4)			3.15%			3.34%

(1)	Average balances and yields for securities are based on amortized cost.

(2)	Includes commercial and residential real estate construction.

(3)	The adjustment for securities and loans taxable equivalency amounted to $142 thousand and $278 thousand, respectively, for the six months ended June 30, 2018 and 2017.

(4)	Annualized net interest income as a percentage of earning assets.

(5)	Yields are calculated using the contractual day count convention for each respective product type.

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

	Three Months Ended June 30, 2018 vs 2017 Increase (Decrease)			Six Months Ended June 30, 2018 vs 2017 Increase (Decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Cash and Fed funds sold	$(8)	$185	$177	$(6)	$323	$317
Securities	117	(143)	(26)	238	(237)	1
Loans:
Commercial real estate	1,111	59	1,170	2,469	(114)	2,355
Residential real estate	(28)	(2)	(30)	15	14	29
Construction	(208)	89	(119)	(327)	105	(222)
Commercial business	421	15	436	1,086	120	1,206
Consumer	(9)	6	(3)	(19)	10	(9)
Total loans	1,287	167	1,454	3,224	135	3,359
Federal Home Loan Bank stock	14	30	44	29	55	84
Total change in interest and dividend income	1,410	239	1,649	3,485	276	3,761
Interest expense:
Deposits:
NOW	1	—	1	3	(10)	(7)
Money market	268	479	747	518	825	1,343
Savings	(27)	77	50	(58)	119	61
Time	(83)	499	416	17	875	892
Total deposits	159	1,055	1,214	480	1,809	2,289
Borrowed money	208	37	245	434	150	584
Total change in interest expense	367	1,092	1,459	914	1,959	2,873
Change in net interest income	$1,043	$(853)	$190	$2,571	$(1,683)	$888

Provision for Loan Losses

The provision for loan losses is based on management’s periodic assessment of the adequacy of our allowance for loan losses which, in turn, is based on such interrelated factors as the composition of our loan portfolio and its inherent risk characteristics, the level of nonperforming loans and net charge-offs, both current and historic, local economic and credit conditions, the direction of real estate values, and regulatory guidelines. The provision for loan losses is charged against earnings in order to maintain our allowance for loan losses and reflects management’s best estimate of probable losses inherent in our loan portfolio as of the balance sheet date.

The provision for loan losses for the three months ended June 30, 2018 was $0.3 million compared to $0.9 million provision for loan losses for the three months ended June 30, 2017. The provision for loan losses for the six months ended June 30, 2018 was $0.3 million compared to $1.4 million provision for loan losses for the six months ended June 30, 2017. For further information, see sections titled Asset Quality and Allowance for Loan Losses. The large decrease in the provision for loan losses was due to a change in our allowance for loan losses methodology as of December 31, 2017, as discussed in footnote 3.

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of fees generated from loan and deposit relationships with our customers, fees generated from sales and referrals of loans, income earned on bank-owned life insurance and gains on sales of investment securities.

The following table compares noninterest income for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Change
(Dollars in thousands)	2018	2017	$	%
Gains and fees from sales of loans	$315	$199	$116	58%
Bank owned life insurance	265	295	(30)	(10)
Service charges and fees	265	261	4	2
Other	262	243	19	8
Total noninterest income	$1,107	$998	$109	11%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2018	2017	$	%
Gains and fees from sales of loans	$685	$523	$162	31%
Bank owned life insurance	528	586	(58)	(10)
Service charges and fees	521	501	20	4
Net gain on sale of available for sale securities	222	165	57	35
Other	484	489	(5)	(1)
Total noninterest income	$2,440	$2,264	$176	8%

Noninterest income increased $0.1 million or 11% to $1.1 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase in noninterest income was primarily driven by an increase in gains and fees from the sales of loans. Gain and fees from the sale of loans totaled $0.3 million for the three months ended June 30, 2018 compared to $0.2 million for the same period in 2017, an increase of $0.1 million.

Noninterest income increased $0.2 million or 8% to $2.4 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase in noninterest income was primarily driven by an increase in gains and fees from the sales of loans. Gain and fees from the sale of loans totaled $0.7 million for the six months ended June 30, 2018 compared to $0.5 million for the same period in 2017, an increase of $0.2 million.

Noninterest Expense

The following tables compare noninterest expense for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Change
(Dollars in thousands)	2018	2017	$	%
Salaries and employee benefits	$4,539	$3,800	$739	19%
Occupancy and equipment	1,731	1,439	292	20
Data processing	509	401	108	27
Marketing	479	311	168	54
Professional services	424	523	(99)	(19)
Director fees	274	243	31	13
FDIC insurance	203	243	(40)	(16)
Amortization of intangibles	24	31	(7)	(23)
Other	581	590	(9)	(2)
Total noninterest expense	$8,764	$7,581	$1,183	16%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2018	2017	$	%
Salaries and employee benefits	$9,567	$7,729	$1,838	24%
Occupancy and equipment	3,348	3,131	217	7
Professional services	1,199	935	264	28
Data processing	1,034	846	188	22
Marketing	776	577	199	34
Director fees	489	476	13	3
FDIC insurance	417	626	(209)	(33)
Amortization of intangibles	48	62	(14)	(23)
Other	1,089	1,433	(344)	(24)
Total noninterest expense	$17,967	$15,815	$2,152	14%

Noninterest expense increased $1.2 million or 16% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase was primarily driven by an increase in salaries and employee benefits and an increase in occupancy and equipment expense. Salaries and employee benefits totaled $4.5 million for the quarter ended June 30, 2018 compared to $3.8 million for the same period in 2017, an increase of $0.7 million. The increase in salaries and employee benefits was primarily driven by an increase in full time equivalent employees. The increase in full time equivalent employees is in line with year over year business growth and staffing for the three new branch locations opened during the second quarter of 2018. Average full time equivalent employees totaled 145 at June 30, 2018 compared to 129 at June 30, 2017. Occupancy and equipment expense totaled $1.7 million for the quarter ended June 30, 2018 compared to $1.4 million for the same period in 2017, an increase of $0.3 million. The increase in occupancy and equipment expense was primarily driven by expenditures associated with the opening of the new branch locations and improvements of existing infrastructure.

Noninterest expense increased $2.2 million or 14% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was primarily driven by an increase in salaries and employee benefits, occupancy and equipment expense and professional services. Salaries and employee benefits totaled $9.6 million for the six months ended June 30, 2018 compared to $7.7 million for the same period in 2017, an increase of $1.8 million. The increase in salaries and employee benefits was primarily driven by an increase in full time equivalent employees and a reduction in deferred loan origination costs resulting from lower loan origination volume. Occupancy and equipment expense totaled $3.3 million for the six months ended June 30, 2018 compared to $3.1 million for the same period in 2017, an increase of $0.2 million. The increase in occupancy and equipment expense was primarily driven by expenditures associated with the opening of the new branch locations and improvements of existing infrastructure. Professional services totaled $1.2 million for the six months ended June 30, 2018 compared to $0.9 million for the same period in 2017, an increase of $0.3 million. The increase in professional services was primarily driven by increases in audit related expenses.

Income Taxes

Income tax expense for the three months ended June 30, 2018 and 2017 totaled $1.2 million and $2.4 million, respectively. The effective tax rates for the three months ended June 30, 2018 and 2017 were 20.6%, and 38.8%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2018 is driven by a reduction in the statutory corporate tax rate from 35% to 21% as a result of tax reform from the Tax Cuts and Jobs Act of 2017. Income tax expense for the six months ended June 30, 2018 and 2017 totaled $2.4 million and $4.1 million, respectively. The effective tax rates for the six months ended June 30, 2018 and 2017 were 20.8%, and 35.6%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2018 is driven by a reduction in the statutory corporate tax rate from 35% to 21% as a result of tax reform from the Tax Cuts and Jobs Act of 2017.

Financial Condition

Summary

At June 30, 2018, total assets were $1.9 billion, a $74.2 million, or 4.1%, increase over December 31, 2017. Total loans and deposits were $1.6 billion and $1.5 billion, respectively at June 30, 2018. Total shareholders’ equity at June 30, 2018 and December 31, 2017 was $169.6 million and $161.0 million, respectively. Tangible book value was $21.56 per share at June 30, 2018 compared to $20.59 per share at December 31, 2017.

Loan Portfolio

We originate commercial real estate loans, including construction loans, commercial business loans and other consumer loans. Lending activities are primarily conducted within our market of the New York metropolitan area, including the Fairfield and New Haven County regions of Connecticut. Our loan portfolio is the largest category of our earning assets.

Total loans before deferred loan fees and the allowance for loan losses were $1.6 billion at June 30, 2018, up by $51.4 million, or 3.3%, from December 31, 2017. Loan growth was primarily driven by growth in commercial real estate loans totaling $55.4 million, offset by a reduction in residential loans totaling $5.0 million.

The following table compares the composition of our loan portfolio for the dates indicated:

(In thousands)	At June 30, 2018	At December 31, 2017	Change
Real estate loans:
Residential	$188,546	$193,524	$(4,978)
Commercial	1,042,689	987,242	55,447
Construction	100,147	101,636	(1,489)
	1,331,382	1,282,402	48,980
Commercial business	262,625	259,995	2,630
Consumer	406	619	(213)
Total loans	$1,594,413	$1,543,016	$51,397

Asset Quality

We actively manage asset quality through our underwriting practices and collection operations. Our Board of Directors monitors credit risk management through two committees, the Directors Loan Committee ("DLC") and the Audit Committee. The DLC has primary oversight responsibility for the credit granting function including approval authority for credit granting policies, review of management’s credit granting activities and approval of large exposure credit requests. The Audit Committee oversees management’s systems and procedures to monitor the credit quality of our loan portfolio and the loan review program. These committees report the results of their respective oversight functions to our Board of Directors. In addition, our Board of Directors receives information concerning asset quality measurements and trends on a monthly basis. While we continue to adhere to prudent underwriting standards, our loan portfolio is not immune to potential negative consequences as a result of general economic weakness, such as a prolonged downturn in the housing market on a national scale. Decreases in real estate values could adversely affect the value of property used as collateral for loans. In addition, adverse changes in the economy could have a negative effect on the ability of borrowers to make scheduled loan payments, which would likely have an adverse impact on earnings.

The Company has established credit policies applicable to each type of lending activity in which it engages. The Company evaluates the creditworthiness of each customer and extends credit of up to 80% of the market value of the collateral, depending on the borrower's creditworthiness and the type of collateral. The borrower’s ability to service the debt is monitored on an ongoing basis. Real estate is the primary form of collateral. Other important forms of collateral are business assets, time deposits and marketable securities. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment for commercial loans to be based on the borrower’s ability to generate continuing cash flows. In the fourth quarter of 2017 management made the strategic decision to cease the origination of residential mortgage loans. The Company’s policy for residential lending allowed that, generally, the amount of the loan may not exceed 80% of the original appraised value of the property. In certain situations, the amount may have exceeded 80% LTV either with private mortgage insurance being required for that portion of the residential loan in excess of 80% of the appraised value of the property or where secondary financing is provided by a housing authority program second mortgage, a community’s low/moderate income housing program, or a religious or civic organization.

Credit risk management involves a partnership between our relationship managers and our credit approval, portfolio management, credit administration and collections personnel. Disciplined underwriting, portfolio monitoring and early problem recognition are important aspects of maintaining our high credit quality standards and low levels of nonperforming assets since our inception in 2002.

Nonperforming assets totaled $23.3 million and represented 1.25% of total assets at June 30, 2018, compared to $5.5 million and 0.31% of total assets at December 31, 2017. Nonaccrual loans totaled $23.3 million at June 30, 2018, an increase of $17.8 million compared to December 31, 2017. The increase in nonaccrual loans is primarily driven by two recently impaired commercial loan relationships. Subsequent to the second quarter, the smaller of the two relationships, with an unpaid balance of approximately $4 million, was repaid in full. The allowance for loan losses was $19.0 million, representing 1.19% of total loans and $18.9 million, representing 1.23% of total loans at June 30, 2018 and December 31, 2017, respectively. The Bank's general reserve provides a 256% coverage of non-performing assets that are not already covered by a specific reserve as of June 30, 2018. There was no foreclosed real estate at June 30, 2018 or December 31, 2017.

Nonperforming assets. Nonperforming assets include nonaccrual loans and property acquired through foreclosures or repossession. The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(In thousands)	At June 30, 2018	At December 31, 2017
Nonaccrual loans:
Real estate loans:
Residential	$3,619	$1,590
Commercial	15,745	3,371
Commercial business	3,961	520
Total nonaccrual loans	23,325	5,481
Property acquired through foreclosure or repossession, net	—	—
Total nonperforming assets	$23,325	$5,481

Nonperforming assets to total assets	1.25%	0.31%
Nonaccrual loans to total loans	1.46%	0.36%
Total past due loans to total loans	1.71%	1.67%

Allowance for Loan Losses

We evaluate the adequacy of the allowance for loan losses at least quarterly, and in determining our allowance for loan losses, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of our allowance for loan losses is based on internally assigned risk classifications of loans, the Bank’s and peer banks’ historical loss experience, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates.

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

The following table presents the activity in our allowance for loan losses and related ratios for the dates indicated, and include both originated and acquired allowance activity:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Balance at beginning of period	$18,801	$18,511	$18,904	$17,982
Charge-offs:
Residential	(56)	—	(56)	—
Commercial real estate	—	—	(18)	—
Commercial business	—	—	(96)	—
Consumer	(57)	(16)	(60)	(31)
Total charge-offs	(113)	(16)	(230)	(31)
Recoveries:
Residential real estate	—	146	—	146
Commercial Business	4	—	4	—
Consumer	4	—	5	1
Total recoveries	8	146	9	147
Net (charge-offs) recoveries	(105)	130	(221)	116
Provision charged to earnings	310	895	323	1,438
Balance at end of period	$19,006	$19,536	$19,006	$19,536
Net charge-offs to average loans	0.01%	(0.01)%	0.01%	(0.01)%
Allowance for loan losses to total loans	1.19%	1.31%	1.19%	1.31%

At June 30, 2018, our allowance for loan losses was $19.0 million and represented 1.19% of total loans, compared to $18.9 million, or 1.23% of total loans, at December 31, 2017. The net increase in the allowance was primarily a result of commercial loan growth and additional specific reserves, partially offset by a reduction in the general loan loss reserve driven by improving historical loss trends.

The following table presents the allocation of the allowance for loan losses and the percentage of these loans to total loans for the dates indicated:

	At June 30, 2018		At December 31, 2017
(Dollars in thousands)	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
Residential real estate	$750	11.82%	$1,721	12.54%
Commercial real estate	14,185	65.40	12,777	63.98
Construction	481	6.28	907	6.59
Commercial business	3,589	16.47	3,498	16.85
Consumer	1	0.03	1	0.04
Total allowance for loan losses	$19,006	100.00%	$18,904	100.00%

The allocation of the allowance for loan losses at June 30, 2018 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the allowance for loan losses at June 30, 2018 is appropriate to cover probable losses.

Reserve for Unfunded Commitments

The reserve for unfunded commitments provides for probable losses inherent with funding the unused portion of legal commitments to lend. The unfunded reserve calculation is primarily based on our ALLL methodology for funded loans, adjusted for utilization expectations. The reserve for unfunded credit commitments is included within other liabilities in the accompanying Consolidated Balance Sheets. Changes in the reserve are reported as a component of other expense in the accompanying Consolidated Statements of Income.

Investment Securities

At June 30, 2018, the carrying value of our investment securities portfolio totaled $114.1 million and represented 6.1% of total assets, compared to $113.8 million and represented 6.3% of total assets at December 31, 2017. The increase of $0.3 million primarily reflects purchases of U.S Government and agency obligations. We purchase investment grade securities with a focus on earnings and duration exposure.

The net unrealized loss position on our investment portfolio at June 30, 2018 was $1.8 million and included gross unrealized losses of $2.5 million. The net unrealized gain on our investment portfolio at December 31, 2017 was $1.4 million and included gross unrealized losses of $0.3 million. The gross unrealized losses were concentrated in U.S. Government and agency obligations. The U.S. Government and agency obligations owned are either direct obligations of the U.S. Government or guaranteed by the U.S. Government, therefore the contractual cash flows are guaranteed and as a result the unrealized losses in this portfolio are not considered other than temporarily impaired.

Deposit Activities and Other Sources of Funds

	At June 30, 2018			At December 31, 2017
(Dollars in thousands)	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
Noninterest-bearing demand	$168,295	11.48%	—%	$172,638	12.35%	—%
NOW	66,207	4.52	0.13	58,942	4.21	0.16
Money market	497,760	33.96	1.12	451,804	32.31	0.85
Savings	113,496	7.75	0.96	83,758	5.99	0.74
Time	619,880	42.29	1.55	631,263	45.14	1.33
Total deposits	$1,465,638	100.00%	1.27%	$1,398,405	100.00%	1.06%

Total deposits were $1.5 billion at June 30, 2018, an increase of $67.2 million, from the balance at December 31, 2017, primarily reflecting increases in money market accounts. Money market accounts increased $46.0 million from $451.8 million at December 31, 2017 to $497.8 million at June 30, 2018. Brokered deposits totaled $41.4 million at June 30, 2018 and represent brokered certificates of deposit, brokered money market accounts, one way CDARS and reciprocal deposits for customers that desire FDIC protection. Brokered deposits are utilized as an additional source of funding.

Time deposits, excluding CDARS and brokered deposits, decreased by $8.5 million, or 1.4%, from December 31, 2017. Time deposits, excluding CDARS and brokered deposits were $578.5 million at June 30, 2018 compared to the December 31, 2017 balance of $586.9 million. CDARS and brokered deposits were $41.4 million at June 30, 2018 compared to $44.3 million at December 31, 2017. As of June 30, 2018 a total of $29.4 million of CDARS and brokered deposits mature in less than three months and a total of $12.0 million of CDARS and brokered deposits mature in less than one year but greater than three months. Noninterest bearing demand deposits decreased $4.3 million, or 2.5%, and NOW accounts increased $7.3 million, or 12.3%. Savings accounts were $113.5 million at June 30, 2018, up by $29.7 million, or 35.5%, from December 31, 2017.

At June 30, 2018 and December 31, 2017, time deposits, excluding CDARS and brokered deposits, with a denomination of $100 thousand or more totaled $454.1 million and $463.3 million, respectively, maturing during the periods indicated in the table below:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Maturing:
Within 3 months	$82,821	$45,263
After 3 but within 6 months	100,084	95,989
After 6 months but within 1 year	140,987	142,380
After 1 year	130,241	179,655
Total	$454,133	$463,287

We utilize advances from the Federal Home Loan Bank of Boston, or FHLB, as part of our overall funding strategy and to meet short-term liquidity needs and to a lesser degree manage interest rate risk arising from the difference in asset and liability maturities. Total FHLB advances were $199.0 million at both June 30, 2018 and December 31, 2017.

The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At June 30, 2018, the Company has pledged $765.5 million of eligible loans as collateral to support borrowing capacity at the FHLB of Boston. As of June 30, 2018, the Company had immediate availability to borrow an additional $251.3 million based on qualified collateral.

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

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of June 30, 2018, the Company had cash and cash equivalents of $89.3 million and available-for-sale securities of $92.6 million. At June 30, 2018, outstanding commitments to originate loans totaled $16.0 million and undisbursed funds from approved lines of credit, home equity lines of credit and secured commercial lines of credit totaled $174.0 million.

Capital Resources

Shareholders’ equity totaled $169.6 million as of June 30, 2018, an increase of $8.5 million compared to December 31, 2017, primarily a result of net income for the six months ended June 30, 2018 of $9.3 million and equity from stock transactions totaling $1.5 million, offset by dividends paid of $1.9 million. As of June 30, 2018, the tangible common equity ratio and tangible book value per share were 8.92% and $21.56, respectively.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At June 30, 2018, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At June 30, 2018, the Bank’s ratio of Common Equity Tier 1 capital to risk-weighted assets was 11.31%, total capital to risk-weighted assets was 12.47%, Tier 1 capital to risk-weighted assets was 11.31% and Tier 1 capital to average assets was 10.03%.

In July 2013, the Federal Reserve published Basel III rules establishing a new comprehensive capital framework of U.S. banking organizations. Under the rules, effective January 1, 2015 for the Company and Bank, the minimum capital ratios became a) 4.5% Common Equity Tier 1 to risk-weighted assets, b) 6.0% Tier 1 capital to risk weighted assets and c) 8.0% total capital to risk-weighted assets. In addition, the new regulations imposed certain limitations on dividends, share buy-backs, discretionary payments on Tier 1 instruments and discretionary bonuses to executive officers if the organization does not maintain a capital conservation buffer for regulatory risk based capital ratios in an amount greater than 2.5% of its risk-weighted assets, in addition to the amount needed to meet its minimum risk-based capital requirements, phased in over a 5 year period until January 1, 2019. The conservation buffer will be phased in incrementally, starting at 0.625% on January 1, 2016 and increased to 1.25% on January 1, 2017, 1.875%

on January 1, 2018 and 2.5% on January 1, 2019. Accordingly, while these rules started to be phased in on January 1, 2015 (and the capital conservation buffer on January 1, 2016), the Company believes it is well positioned to meet the requirements as they become effective.

On January 31, 2018, the Company's Board of Directors declared a $0.12 per share cash dividend, payable on March 8, 2018 to shareholders of record on February 26, 2018. On April 25, 2018, the Company’s Board of Directors declared a $0.12 per share cash dividend, payable on May 25, 2018 to shareholders of record on May 15, 2018.

Asset/Liability Management and Interest Rate Risk

We measure interest rate risk using simulation analysis to calculate earnings and equity at risk. These risk measures are quantified using simulation software from one of the leading firms in the field of asset/liability modeling. Key assumptions relate to the behavior of interest rates and spreads, prepayment speeds and the run-off of deposits. From such simulations, interest rate risk, or IRR, is quantified and appropriate strategies are formulated and implemented. We model IRR by using two primary risk measurement techniques: simulation of net interest income and simulation of economic value of equity. These two measurements are complementary and provide both short-term and long-term risk profiles for the Company. Because both baseline simulations assume that our balance sheet will remain static over the simulation horizon, the results do not reflect adjustments in strategy that ALCO could implement in response to rate shifts. The simulation analyses are updated quarterly.

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

We use two sets of standard scenarios to measure net interest income at risk. For the Parallel Ramp Scenarios, rate changes are ramped over a twelve-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Parallel Shock Scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Simulation analysis involves projecting a future balance sheet structure and interest income and expense under the various rate scenarios. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than: 6% for a 100 basis point shift; 12% for a 200 basis point shift; and 18% for a 300 basis point shift. Per Company policy, the Bank should not be outside these limits for twelve consecutive months unless the Banks forecasted capital ratios are considered to be "well capitalized". As of June 30, 2018, the Bank has met all minimum regulatory capital requirements to be considered "well capitalized", reference footnote #7 - Regulatory Matters for more detail.

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning June 30, 2018 and December 31, 2017:

Parallel Ramp	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	June 30, 2018	December 31, 2017
-100	(0.70)%	(2.00)%
+200	(6.60)	(4.30)

Parallel Shock	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	June 30, 2018	December 31, 2017
-100	(1.30)%	(4.70)%
+100	(6.40)	(3.40)
+200	(13.50)	(7.30)
+300	(20.30)	(11.50)

The net interest income at risk simulation results indicate that as of June 30, 2018, we remain liability sensitive. The liability sensitivity is due to the fact that there are more liabilities than assets subject to repricing as market rates change.

We conduct economic value of equity at risk simulation in tandem with net interest income simulations, to ascertain a longer term view of our interest rate risk position by capturing longer-term repricing risk and options risk embedded in the balance sheet. It measures the sensitivity of economic value of equity to changes in interest rates. The economic value of equity at risk simulation values only the current balance sheet and does not incorporate the growth assumptions used in one of the income simulations. As with the net interest income simulation, this simulation captures product characteristics such as loan resets, repricing terms, maturity dates, rate caps and floors. Key assumptions include loan prepayment speeds, deposit pricing elasticity and non-maturity deposit attrition rates. These assumptions can have significant impacts on valuation results as the assumptions remain in effect for the entire life of each asset and liability. All key assumptions are subject to a periodic review.

Base case economic value of equity at risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates. The base case scenario assumes that future interest rates remain unchanged.

The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:

	Estimated Percent Change in Economic Value of Equity
Rate Changes (basis points)	June 30, 2018	December 31, 2017
-100	(3.60)%	(1.60)%
+100	(7.60)	(10.10)
+200	(18.20)	(22.90)
+300	(26.30)	(32.80)

While ALCO reviews and updates simulation assumptions and also periodically back-tests the simulation results to ensure that the assumptions are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk or future net interest margin. Over time, the repricing, maturity and prepayment characteristics of financial instruments and the composition of our balance sheet may change to a different degree than estimated. Due to the rising level of market interest rates, the banking industry has experienced upward pricing pressure on core deposits. ALCO recognizes that deposit balances could shift into higher yielding alternatives in the future, particularly if interest rates continue to rise. ALCO has modeled increased costs of deposits in the rising rate simulation scenarios presented above.

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

Item 4. Controls and Procedures

As of June 30, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, management concluded that our disclosure controls, procedures and internal control over financial reporting were not effective as of June 30, 2018 as a result of an identified material weakness, as described in the Company's 2017 Form 10-K, resulting from the aggregation of control deficiencies in management’s review of the allowance for loan losses, including certain process level controls to ensure the completeness and accuracy of loan reports used in the classification of loans as well as the precision of management’s review over the calculation of the allowance for loan losses balance. This material weakness did not result in any misstatement of the Company’s consolidated financial statements, including the allowance for loan losses, for any period presented. The Company's remediation efforts related to this material weakness are ongoing. Excluding the changes outlined below, there were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

In response to the material weakness identified above, the Company has established and filled an Internal Audit Manager position to supplement internal and external resources dedicated to the documentation and testing of the Company’s internal controls over financial reporting and has implemented modified controls over the completeness and accuracy of loan reports and added additional controls to further increase the precision in the review of the calculation of the allowance for loan losses. As of the date of this filing, the Company's remediation efforts related to this material weakness are ongoing.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

10.4	Employment Agreement by and among Bankwell Financial Group, Inc. and Heidi S. DeWyngaert

10.14	Employment Agreement by and among Bankwell Financial Group, Inc. and David Dineen

10.15	Employment Agreement by and among Bankwell Financial Group, Inc. and Penko Ivanov

10.18	Employment Agreement by and among Bankwell Financial Group, Inc. and Christine Chivily

31.1	Certification of Christopher R. Gruseke pursuant to Rule 13a-14(a)

31.2	Certification of Penko Ivanov pursuant to Rule 13a-14(a)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Bankwell Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankwell Financial Group, Inc.
Date: August 7, 2018	/s/ Christopher R. Gruseke
Christopher R. Gruseke
President and Chief Executive Officer

Date: August 7, 2018	/s/ Penko Ivanov
Penko Ivanov
Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)