Form 10-Q
period 2018-09-30
Bankwell Financial Group, Inc.
filed 2018-11-01
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
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

As of October 31, 2018, there were 7,842,246 shares of the registrant’s common stock outstanding.

Bankwell Financial Group, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
Bankwell Financial Group, Inc.
Consolidated Balance Sheets - (unaudited)
(Dollars in thousands, except share data)

	September 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$84,437	$70,545
Federal funds sold	2,664	186
Cash and cash equivalents	87,101	70,731

Available for sale investment securities, at fair value	94,438	92,188
Held to maturity investment securities, at amortized cost	21,464	21,579
Loans receivable (net of allowance for loan losses of $19,311 at September 30, 2018 and $18,904 at December 31, 2017)	1,585,465	1,520,879
Accrued interest receivable	6,055	5,910
Federal Home Loan Bank stock, at cost	9,210	9,183
Premises and equipment, net	20,245	18,196
Bank-owned life insurance	40,413	39,618
Goodwill	2,589	2,589
Other intangible assets	309	382
Deferred income taxes, net	4,583	4,904
Other assets	13,164	10,448
Total assets	$1,885,036	$1,796,607

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$162,473	$172,638
Interest bearing deposits	1,330,696	1,225,767
Total deposits	1,493,169	1,398,405

Advances from the Federal Home Loan Bank	180,000	199,000
Subordinated debentures	25,142	25,103
Accrued expenses and other liabilities	11,971	13,072
Total liabilities	1,710,282	1,635,580

Commitments and contingencies

Shareholders' equity
Common stock, no par value; 10,000,000 shares authorized, 7,842,996 and 7,751,424 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	120,188	118,301
Retained earnings	52,386	41,032
Accumulated other comprehensive income	2,180	1,694
Total shareholders' equity	174,754	161,027

Total liabilities and shareholders' equity	$1,885,036	$1,796,607

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Income – (unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest and dividend income
Interest and fees on loans	$19,153	$17,175	$54,685	$49,348
Interest and dividends on securities	1,002	934	2,912	2,623
Interest on cash and cash equivalents	345	239	924	501
Total interest income	20,500	18,348	58,521	52,472

Interest expense
Interest expense on deposits	5,044	3,416	13,009	9,092
Interest on borrowings	1,210	1,071	3,653	2,930
Total interest expense	6,254	4,487	16,662	12,022

Net interest income	14,246	13,861	41,859	40,450

Provision for loan losses	322	398	645	1,836

Net interest income after provision for loan losses	13,924	13,463	41,214	38,614

Noninterest income
Service charges and fees	285	254	806	755
Bank owned life insurance	267	295	795	881
Gains and fees from sales of loans	150	36	835	559
Net gain on sale of available for sale securities	—	—	222	165
Other	157	239	641	728
Total noninterest income	859	824	3,299	3,088

Noninterest expense
Salaries and employee benefits	4,903	3,952	14,470	11,681
Occupancy and equipment	1,771	1,449	5,119	4,580
Data processing	512	621	1,546	1,467
Marketing	395	295	1,171	872
Professional services	321	680	1,520	1,615
Director fees	260	207	749	683
FDIC insurance	203	265	620	891
Amortization of intangibles	24	31	72	93
Other	481	629	1,570	2,062
Total noninterest expense	8,870	8,129	26,837	23,944
Income before income tax expense	5,913	6,158	17,676	17,758
Income tax expense	1,056	1,895	3,504	6,024
Net income	$4,857	$4,263	$14,172	$11,734

Earnings Per Common Share:
Basic	$0.62	$0.55	$1.81	$1.53
Diluted	$0.62	$0.55	$1.80	$1.51

Weighted Average Common Shares Outstanding:
Basic	7,738,343	7,587,471	7,712,924	7,554,739
Diluted	7,763,935	7,670,258	7,758,762	7,652,355
Dividends per common share	$0.12	$0.07	$0.36	$0.21

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Comprehensive Income – (unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$4,857	$4,263	$14,172	$11,734
Other comprehensive income:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on available for sale securities	(643)	25	(2,762)	478
Reclassification adjustment for gain realized in net income	—	—	(222)	(165)
Net change in unrealized (losses) gains	(643)	25	(2,984)	313
Income tax benefit (expense)	135	(9)	627	(110)
Unrealized (losses) gains on securities, net of tax	(508)	16	(2,357)	203
Unrealized gains on interest rate swaps:
Unrealized gains on interest rate swaps	1,784	327	3,599	243
Income tax expense	(375)	(114)	(756)	(85)
Unrealized gains on interest rate swaps, net of tax	1,409	213	2,843	158
Total other comprehensive income, net of tax	901	229	486	361
Comprehensive income	$5,758	$4,492	$14,658	$12,095

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders' Equity – (unaudited)
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2017	7,751,424	$118,301	$41,032	$1,694	$161,027
Net income	—	—	14,172	—	14,172
Other comprehensive income, net of tax	—	—	—	486	486
Cash dividends declared ($0.36 per share)	—	—	(2,818)	—	(2,818)
Stock-based compensation expense	—	964	—	—	964
Forfeitures of restricted stock	(1,498)	—	—	—	—
Warrants exercised	22,400	400	—	—	400
Issuance of restricted stock	43,550	—	—	—	—
Stock options exercised	27,120	523	—	—	523
Balance at September 30, 2018	7,842,996	$120,188	$52,386	$2,180	$174,754

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2016	7,620,663	$115,353	$29,652	$890	$145,895
Net income	—	—	11,734	—	11,734
Other comprehensive income, net of tax	—	—	—	361	361
Cash dividends declared ($0.21 per share)	—	—	(1,609)	—	(1,609)
Stock-based compensation expense	—	671	—	—	671
Forfeitures of restricted stock	(15,549)	—	—	—	—
Issuance of restricted stock	30,250	—	—	—	—
Warrants exercised	30,800	550	—	—	550
Stock options exercised	39,811	715	—	—	715
Balance at September 30, 2017	7,705,975	$117,289	$39,777	$1,251	$158,317

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows – (unaudited)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$14,172	$11,734
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of premiums and discounts on investment securities	(38)	(22)
Provision for loan losses	645	1,836
Provision for deferred taxes	192	56
Net gain on sales of available for sale securities	(222)	(165)
Depreciation and amortization	1,259	1,034
Amortization of debt issuance costs	39	39
Increase in cash surrender value of bank-owned life insurance	(795)	(881)
Loan principal sold from loans originated for sale	—	(1,897)
Proceeds from sales of loans originated for sale	—	1,384
Net gain on sales of loans	(835)	(559)
Stock-based compensation	964	671
Net amortization (accretion) of purchase accounting adjustments	259	(67)
Loss on sale of premises and equipment	44	—
Gain on sale and write-downs of foreclosed real estate	—	50
Net change in:
Deferred loan fees	(391)	(655)
Accrued interest receivable	(145)	(386)
Other assets	1,028	(6,101)
Accrued expenses and other liabilities	(1,101)	7,804
Net cash provided by operating activities	15,075	13,875

Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	7,015	3,452
Proceeds from principal repayments on held to maturity securities	132	146
Net proceeds from sales and calls of available for sale securities	12,377	52,810
Purchases of available for sale securities	(24,382)	(54,290)
Purchase of held to maturity securities	—	(6,852)
Purchase of bank-owned life insurance	—	(5,000)
Net increase in loans	(65,172)	(157,901)
Loan principal sold from loans not originated for sale	(7,208)	(14,264)
Proceeds from sales of loans not originated for sale	8,043	14,805
Purchases of premises and equipment	(3,353)	(708)
Purchase of Federal Home Loan Bank stock	(27)	(1,408)
Net cash used in investing activities	(72,575)	(169,210)

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows - (Continued)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from financing activities
Net change in time certificates of deposit	$11,176	$45,215
Net change in other deposits	83,589	75,555
Net change in FHLB advances	(19,000)	35,000
Proceeds from exercise of warrants	400	550
Proceeds from exercise of options	523	715
Dividends paid on common stock	(2,818)	(1,609)
Net cash provided by financing activities	73,870	155,426
Net increase in cash and cash equivalents	16,370	91
Cash and cash equivalents:
Beginning of year	70,731	96,355
End of period	$87,101	$96,446
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$16,855	$11,798
Income taxes	3,065	6,215
Noncash investing and financing activities
Net change in unrealized gains or losses on available-for-sale securities	(2,984)	313

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

Use of estimates

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities as of the date of the consolidated balance sheet and revenue and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses, stock-based compensation, valuation of derivative instruments, investment securities, and deferred income taxes and the evaluation of investment securities for other than temporary impairment.

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

Significant concentrations of credit risk

Most of the Company’s activities are with customers located in the New York metropolitan area and throughout Fairfield and New Haven Counties and the surrounding region of Connecticut, and declines in property values in these areas could significantly impact the Company. The Company has a significant concentration in commercial real estate loans. Management does not believe this presents any special risk. The Company does not have any significant concentrations in any one industry or customer.

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

ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities.” The ASU has been issued to improve the recognition and measurement of financial instruments by requiring 1) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; 3) the use of the exit price notion when measuring fair value of financial instruments for disclosure purposes; and 4) separate presentation by the reporting organization in other comprehensive income for the portion of the total change in the fair value of a liability resulting from the change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The standard was effective for the Company beginning on January 1, 2018. The adoption of this ASU did not have a material impact on the Company’s financial statements.

ASU No. 2016-02, Leases (Topic 842): The amendments in this ASU require lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. Accounting by lessors will remain largely unchanged. In July 2018, the FASB issued a subsequent update which introduced a new transition method, under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The guidance will be effective for the Company on January 1, 2019, with early adoption permitted. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

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

ASU No. 2016-15, Statement of Cash Flows (Topic 230): “Classification of Certain Cash Receipts and Cash Payments.” This ASU changes how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The amendments address the classification of the following eight items in the statement of cash flows; debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the Predominance Principle. The amendments in this update were effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s financial statements.

ASU No. 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash.” This ASU provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update were effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update were effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

ASU No. 2018-13, Fair Value Measurement (Topic 820): "Changes to the Disclosure Requirements for Fair Value Measurement." The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The following disclosure requirements were removed from topic 820 for public entities; (1) The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy (2) The policy for timing of transfers between levels and (3) The valuation processes for Level 3 fair value measurements. This update also modified and added disclosure requirements to Topic 820, including adding (1) The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (2) The range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 will be effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods in the year of adoption. Early adoption is permitted for any interim or annual period. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

2. Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at September 30, 2018 were as follows:

	September 30, 2018
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Due from one through five years	$13,018	$—	$(331)	$12,687
Due from five through ten years	100	—	(8)	92
Due after ten years	73,094	—	(2,403)	70,691
	86,212	—	(2,742)	83,470

State agency and municipal obligations
Due from one through five years	2,221	4	(5)	2,220
Due from five through ten years	1,255	11	(3)	1,263
Due after ten years	554	—	(67)	487
	4,030	15	(75)	3,970

Corporate bonds
Due from one through five years	7,070	—	(72)	6,998
Total available for sale securities	$97,312	$15	$(2,889)	$94,438

Held to maturity securities:
State agency and municipal obligations
Less than one year	$3,891	$9	$—	$3,900
Due after ten years	16,476	509	(377)	16,608
	20,367	518	(377)	20,508

Corporate bonds
Due from one through five years	1,000	—	(5)	995

Government-sponsored mortgage backed securities
No contractual maturity	97	6	—	103
Total held to maturity securities	$21,464	$524	$(382)	$21,606

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

The gross realized gains on the sale of investment securities totaled $0.2 million for the nine months ended September 30, 2018. The gross realized losses on the sale of investment securities totaled $2.0 thousand for the nine months ended September 30, 2018. Sales proceeds and calls totaled $12.4 million for the nine months ended September 30, 2018. There were no sales of investment securities during the three months ended September 30, 2018. The gross realized gains on the sale of investment securities totaled $0.2 million for the nine months ended September 30, 2017. There were no gross realized losses on the sale of investment securities for the nine months ended September 30, 2017. Sales proceeds and calls totaled $52.8 million for the nine months ended September 30, 2017. There were no sales of investment securities for the three months ended September 30, 2017.

At September 30, 2018 and December 31, 2017 none of the Company's securities were pledged as collateral with the Federal Home Loan Bank ("FHLB") or any other institution.

The following table provides information regarding investment securities with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(In thousands)
September 30, 2018
U.S. Government and agency obligations	$68,137	$(2,126)	3.03%	$15,333	$(616)	3.86%	$83,470	$(2,742)	3.18%
State agency and municipal obligations	12,796	(385)	2.93%	487	(67)	12.07%	13,283	(452)	3.29%
Corporate bonds	6,998	(72)	1.01%	995	(5)	0.50%	7,993	(77)	0.95%
Total investment securities	$87,931	$(2,583)	2.85%	$16,815	$(688)	3.93%	$104,746	$(3,271)	3.03%

December 31, 2017
U.S. Government and agency obligations	$70,419	$(225)	0.32%	$2,064	$(35)	1.67%	$72,483	$(260)	0.36%
State agency and municipal obligations	92	—	0.16%	656	(27)	3.95%	748	(27)	3.50%
Corporate bonds	—	—	—%	995	(5)	0.50%	995	(5)	0.50%
Total investment securities	$70,511	$(225)	0.32%	$3,715	$(67)	1.77%	$74,226	$(292)	0.39%

There were thirty-one and fifteen investment securities as of September 30, 2018 and December 31, 2017, respectively, in which the fair value of the security was less than the amortized cost of the security.

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

The Company has the intent and ability to retain its investment securities in an unrealized loss position at September 30, 2018 until the decline in value has recovered or the security has matured.

3. Loans Receivable and Allowance for Loan Losses

The following table sets forth a summary of the loan portfolio at September 30, 2018 and December 31, 2017:

(In thousands)	September 30, 2018	December 31, 2017
Real estate loans:
Residential	$182,740	$193,524
Commercial	1,057,484	987,242
Construction	93,941	101,636
	1,334,165	1,282,402

Commercial business	273,065	259,995

Consumer	389	619
Total loans	1,607,619	1,543,016

Allowance for loan losses	(19,311)	(18,904)
Deferred loan origination fees, net	(2,851)	(3,242)
Unamortized loan premiums	8	9
Loans receivable, net	$1,585,465	$1,520,879

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

The following tables set forth the activity in the Company’s allowance for loan losses for the three and nine months ended September 30, 2018 and 2017, by portfolio segment:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended September 30, 2018
Beginning balance	$750	$14,185	$481	$3,589	$1	$19,006
Charge-offs	(16)	—	—	—	(2)	(18)
Recoveries	—	—	—	—	1	1
Provisions (Credits)	349	(114)	(122)	208	1	322
Ending balance	$1,083	$14,071	$359	$3,797	$1	$19,311

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended September 30, 2017
Beginning balance	$1,633	$9,695	$2,268	$5,564	$376	$19,536
Charge-offs	—	—	—	(366)	(10)	(376)
Recoveries	—	—	—	4	2	6
(Credits) Provisions	(20)	15	(75)	494	(16)	398
Ending balance	$1,613	$9,710	$2,193	$5,696	$352	$19,564

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Nine Months Ended September 30, 2018
Beginning balance	$1,721	$12,777	$907	$3,498	$1	$18,904
Charge-offs	(72)	(18)	—	(96)	(62)	(248)
Recoveries	—	—	—	4	6	10
(Credits) Provisions	(566)	1,312	(548)	391	56	645
Ending balance	$1,083	$14,071	$359	$3,797	$1	$19,311

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Nine Months Ended September 30, 2017
Beginning balance	$1,654	$9,563	$2,105	$4,283	$377	$17,982
Charge-offs	—	—	—	(366)	(41)	(407)
Recoveries	146	—	—	4	3	153
(Credits) Provisions	(187)	147	88	1,775	13	1,836
Ending balance	$1,613	$9,710	$2,193	$5,696	$352	$19,564

Loans evaluated for impairment and the related allowance for loan losses as of September 30, 2018 and December 31, 2017 were as follows:

	Portfolio	Allowance
	(In thousands)
September 30, 2018
Loans individually evaluated for impairment:
Residential real estate	$6,893	$354
Commercial real estate	20,496	2,530
Commercial business	6,942	743
Consumer	4	—
Subtotal	34,335	3,627
Loans collectively evaluated for impairment:
Residential real estate	175,847	729
Commercial real estate	1,036,988	11,541
Construction	93,941	359
Commercial business	266,123	3,054
Consumer	385	1
Subtotal	1,573,284	15,684

Total	$1,607,619	$19,311

	Portfolio	Allowance
	(In thousands)
December 31, 2017
Loans individually evaluated for impairment:
Residential real estate	$4,607	$8
Commercial real estate	7,586	876
Commercial business	2,660	71
Subtotal	14,853	955
Loans collectively evaluated for impairment:
Residential real estate	188,917	1,713
Commercial real estate	979,656	11,901
Construction	101,636	907
Commercial business	257,335	3,427
Consumer	619	1
Subtotal	1,528,163	17,949

Total	$1,543,016	$18,904

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

A “Special Mention” (6) credit has a potential weakness which, if uncorrected, may result in a deterioration of the repayment prospects or inadequately protect the Company’s credit position at some time in the future. “Substandard” (7) loans are credits that have a well-defined weakness or weaknesses that jeopardize the full repayment of the debt. An asset rated “Doubtful” (8) has all the weaknesses inherent in a substandard asset and which, in addition, make collection or liquidation in full highly questionable and improbable, when considering existing facts, conditions, and values. Loans classified as “Loss” (9) are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value; rather, it is not practical or desirable to defer writing-off this essentially worthless asset even though partial recovery may be made in the future.

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

The following tables present credit risk ratings by loan segment as of September 30, 2018 and December 31, 2017:

	Commercial Credit Quality Indicators
	September 30, 2018				December 31, 2017
	Commercial Real Estate	Construction	Commercial Business	Total	Commercial Real Estate	Construction	Commercial Business	Total
	(In thousands)
Pass	$1,034,536	$83,456	$247,715	$1,365,707	$960,902	$101,636	$252,570	$1,315,108
Special Mention	2,452	10,485	18,408	31,345	9,371	—	4,019	13,390
Substandard	20,370	—	6,840	27,210	16,969	—	3,297	20,266
Doubtful	126	—	102	228	—	—	109	109
Total loans	$1,057,484	$93,941	$273,065	$1,424,490	$987,242	$101,636	$259,995	$1,348,873

	Residential and Consumer Credit Quality Indicators
	September 30, 2018			December 31, 2017
	Residential Real Estate	Consumer	Total	Residential Real Estate	Consumer	Total
	(In thousands)
Pass	$175,592	$385	$175,977	$188,917	$619	$189,536
Special Mention	255	—	255	—	—	—
Substandard	6,893	4	6,897	4,607	—	4,607
Total loans	$182,740	$389	$183,129	$193,524	$619	$194,143

Loan portfolio aging analysis

When a loan is 15 days past due, the Company sends the borrower a late notice. The Company also attempts to contact the borrower by phone if the delinquency is not corrected promptly after the notice has been sent.

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

The following tables set forth certain information with respect to our loan portfolio delinquencies by portfolio segment and amount as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$—	$1,014	$3,313	$4,327	$178,413	$182,740
Commercial real estate	87	186	10,079	10,352	1,047,132	1,057,484
Construction	—	—	—	—	93,941	93,941
Commercial business	30	81	4,857	4,968	268,097	273,065
Consumer	—	—	—	—	389	389
Total loans	$117	$1,281	$18,249	$19,647	$1,587,972	$1,607,619

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$1,248	$2,244	$1,161	$4,653	$188,871	$193,524
Commercial real estate	10,028	4,116	2,074	16,218	971,024	987,242
Construction	—	—	—	—	101,636	101,636
Commercial business	4,318	162	481	4,961	255,034	259,995
Consumer	3	—	2	5	614	619
Total loans	$15,597	$6,522	$3,718	$25,837	$1,517,179	$1,543,016

There were no loans delinquent greater than 90 days and still accruing as of September 30, 2018 and December 31, 2017.

Loans on nonaccrual status

The following is a summary of nonaccrual loans by portfolio segment as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(In thousands)
Residential real estate	$4,725	$1,590
Commercial real estate	12,182	3,371
Commercial business	5,057	520
Total	$21,964	$5,481

At September 30, 2018 and December 31, 2017, there were no commitments to lend additional funds to any borrower on nonaccrual status. Nonaccrual loans with no specific reserve totaled $5.4 million and $3.5 million at September 30, 2018 and December 31, 2017, respectively.

Impaired loans

An impaired loan generally is one for which it is probable, based on current information, the Company will not collect all the amounts due in accordance with the contractual terms of the loan. Loans are individually evaluated for impairment. When the Company classifies a problem loan as impaired, it evaluates whether a specific valuation allowance is required for that portion of the asset that is estimated to be impaired.

The following table summarizes impaired loans by portfolio segment as of September 30, 2018 and December 31, 2017:

	Carrying Amount		Unpaid Principal Balance		Associated Allowance
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$4,666	$3,515	$4,724	$3,556	$—	$—
Commercial real estate	9,467	1,841	9,651	1,915	—	—
Commercial business	1,928	1,950	1,988	2,024	—	—
Consumer	4	—	4	—	—	—
Total impaired loans without a valuation allowance	16,065	7,306	16,367	7,495	—	—

Impaired loans with a valuation allowance:
Residential real estate	$2,227	$1,092	$2,266	$1,092	$354	$8
Commercial real estate	11,029	5,745	11,049	5,745	2,530	876
Commercial business	5,014	710	5,061	712	743	71
Total impaired loans with a valuation allowance	18,270	7,547	18,376	7,549	3,627	955
Total impaired loans	$34,335	$14,853	$34,743	$15,044	$3,627	$955

The following table summarizes the average carrying amount of impaired loans and interest income recognized on impaired loans by portfolio segment as of September 30, 2018 and September 30, 2017:

	Average Carrying Amount		Interest Income Recognized
	Three Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$4,932	$2,701	$24	$—
Commercial real estate	9,530	7,579	79	92
Commercial business	1,961	3,730	77	20
Consumer	4	—	—	—
Total impaired loans without a valuation allowance	16,427	14,010	180	112
Impaired loans with a valuation allowance:
Residential real estate	2,237	—	—	—
Commercial real estate	11,033	144	16	—
Commercial business	4,536	823	3	11
Consumer	—	345	—	—
Total impaired loans with a valuation allowance	17,806	1,312	19	11
Total impaired loans	$34,233	$15,322	$199	$123

	Average Carrying Amount		Interest Income Recognized
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$5,101	$2,712	$87	$—
Commercial real estate	9,638	7,675	159	115
Commercial business	2,028	4,112	231	33
Consumer	4	—	—	—
Total impaired loans without a valuation allowance	16,771	14,499	477	148
Impaired loans with a valuation allowance:
Residential real estate	2,250	—	14	—
Commercial real estate	11,047	144	69	—
Commercial business	3,283	1,032	27	21
Consumer	—	345	—	—
Total impaired loans with a valuation allowance	16,580	1,521	110	21
Total impaired loans	$33,351	$16,020	$587	$169

Troubled debt restructurings ("TDR"s)

Modifications to a loan are considered to be a troubled debt restructuring when both of the following conditions are met: 1) the borrower is experiencing financial difficulties and 2) the modification constitutes a concession that is not in line with market rates and/or terms. Modified terms are dependent upon the financial position and needs of the individual borrower. Troubled debt restructurings are classified as impaired loans.

If a performing loan is restructured into a TDR, it remains in performing status. If a nonperforming loan is restructured into a TDR, it continues to be carried in nonaccrual status. Nonaccrual classification may be removed if the borrower demonstrates compliance with the modified terms for a minimum of six months.

Loans classified as TDRs totaled $7.4 million at September 30, 2018 and $4.9 million at December 31, 2017. The following tables provide information on loans that were modified as TDRs during the periods indicated.

			Outstanding Recorded Investment
	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2018	2017	2018	2017	2018		2017
Three Months Ended September 30,
Residential real estate	—	1	$—	$1,925	$—		$1,925
Commercial business	—	1	—	60	—		60
Commercial real estate	1	—	608	—	608	—	—
Total	1	2	$608	$1,985	$608		$1,985

			Outstanding Recorded Investment
	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2018	2017	2018	2017	2018	2017
Nine Months Ended September 30,
Residential real estate	2	2	$2,826	$2,965	$2,822	$2,965
Commercial business	1	3	37	405	29	405
Commercial real estate	1	—	608	—	608	—
Total	4	5	$3,471	$3,370	$3,459	$3,370

At September 30, 2018 and December 31, 2017 there were seven nonaccrual loans identified as TDRs totaling $4.2 million and four nonaccrual loans identified as TDRs totaling $0.6 million, respectively.

The following table provides information on how loans were modified as TDRs during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Payment concession	$—	$1,925	$2,101	$2,029
Maturity concession	—	60	—	301
Maturity and payment concession	—	—	750	—
Maturity and rate concession	608	—	608	—
Rate and payment concession	—	—	—	1,040
Total	$608	$1,985	$3,459	$3,370

One loan, in the amount of $2.0 million, re-defaulted during the three months ended September 30, 2018. There were no loans modified in a troubled debt restructuring, for which there was a payment default at September 30, 2017.

4. Shareholders' Equity

Common stock

The Company has 10,000,000 shares authorized and 7,842,996 shares issued and outstanding at September 30, 2018 and 10,000,000 shares authorized and 7,751,424 shares issued and outstanding at December 31, 2017. The Company's stock is traded on the NASDAQ stock exchange under the ticker symbol BWFG.

Warrants

On October 1, 2014, the Company acquired Quinnipiac Bank and Trust Co. and, in connection therewith, the Company issued 68,600 warrants to former Quinnipiac warrant holders in accordance with the merger agreement. Each warrant was automatically converted into a warrant to purchase 0.56 shares of the Company’s common stock for an exercise price of $17.86. During the first quarter of 2018 all remaining warrants were exercised. The Company does not have any warrants outstanding as of September 30, 2018.

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

The Company did not repurchase any of its common stock during the nine months ended September 30, 2018 or during the year ended December 31, 2017.

5. Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives. The Company’s total comprehensive income or loss for the three and nine months ended September 30, 2018 and 2017 is reported in the Consolidated Statements of Comprehensive Income.

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax for the three and nine months ended September 30, 2018 and 2017:

	Net Unrealized Loss on Available for Sale Securities	Net Unrealized Gain on Interest Rate Swaps	Total
	(In thousands)
Balance at June 30, 2018	$(1,764)	$3,043	$1,279
Other comprehensive (loss) income before reclassifications, net of tax	(508)	1,409	901
Net other comprehensive (loss) income	(508)	1,409	901
Balance at September 30, 2018	$(2,272)	$4,452	$2,180

	Net Unrealized Gain on Available for Sale Securities	Net Unrealized Gain on Interest Rate Swaps	Total
	(In thousands)
Balance at June 30, 2017	$596	$426	$1,022
Other comprehensive income before reclassifications, net of tax	16	213	229
Net other comprehensive income	16	213	229
Balance at September 30, 2017	$612	$639	$1,251

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2017	$85	$1,609	$1,694
Other comprehensive (loss) income before reclassifications, net of tax	(2,182)	2,843	661
Amounts reclassified from accumulated other comprehensive income, net of tax	(175)	—	(175)
Net other comprehensive (loss) income	(2,357)	2,843	486
Balance at September 30, 2018	$(2,272)	$4,452	$2,180

	Net Unrealized Gain on Available for Sale Securities	Net Unrealized Gain on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2016	$409	$481	$890
Other comprehensive income before reclassifications, net of tax	311	158	469
Amounts reclassified from accumulated other comprehensive income, net of tax	(108)	—	(108)
Net other comprehensive income	203	158	361
Balance at September 30, 2017	$612	$639	$1,251

The following table provides information for the items reclassified from accumulated other comprehensive income or loss:

Accumulated Other Comprehensive Income Components	Nine Months Ended September 30,		Associated Line Item in the Consolidated Statements of Income
	2018	2017
	(In thousands)
Available-for-sale securities:
Unrealized gains on investments	$222	$165	Net gain on sale of available for sale securities
Tax expense	(47)	(57)	Income tax expense
Net of tax	$175	$108

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

The following table is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net income	$4,857	$4,263	$14,172	$11,734
Dividends to participating securities(1)	(13)	(7)	(39)	(21)
Undistributed earnings allocated to participating securities(1)	(52)	(47)	(153)	(134)
Net income for earnings per share calculation	$4,792	$4,209	$13,980	$11,579

Weighted average shares outstanding, basic	7,738	7,587	7,713	7,555
Effect of dilutive equity-based awards(2)	26	83	46	98
Weighted average shares outstanding, diluted	7,764	7,670	7,759	7,653
Net earnings per common share:
Basic earnings per common share	$0.62	$0.55	$1.81	$1.53
Diluted earnings per common share	$0.62	$0.55	$1.80	$1.51

(1)	Represents dividends paid and undistributed earnings allocated to unvested stock-based awards that contain non-forfeitable rights to dividends.

(2)	Represents the effect of the assumed exercise of stock options and the vesting of restricted shares, as applicable, utilizing the treasury stock method.

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

As of September 30, 2018, the Bank and Company have met all capital adequacy requirements to which they are subject. There are no conditions or events since then that management believes have changed this conclusion.

The capital amounts and ratios for the Bank and the Company at September 30, 2018 and December 31, 2017 were as follows:

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
September 30, 2018
Common Equity Tier 1 Capital to Risk-Weighted Assets	$188,437	11.43%	$105,057	6.38%	$107,117	6.50%
Total Capital to Risk-Weighted Assets	207,748	12.61%	162,735	9.88%	164,795	10.00%
Tier I Capital to Risk-Weighted Assets	188,437	11.43%	129,776	7.88%	131,836	8.00%
Tier I Capital to Average Assets	188,437	10.14%	74,316	4.00%	92,895	5.00%

Bankwell Financial Group, Inc.
September 30, 2018
Common Equity Tier 1 Capital to Risk-Weighted Assets	$169,741	10.27%	$105,347	6.38%	N/A	N/A
Total Capital to Risk-Weighted Assets	214,194	12.96%	163,184	9.88%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	169,741	10.27%	130,134	7.88%	N/A	N/A
Tier I Capital to Average Assets	169,741	9.14%	74,316	4.00%	N/A	N/A

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
December 31, 2017
Common Equity Tier 1 Capital to Risk-Weighted Assets	$173,728	10.99%	$90,858	5.75%	$102,709	6.50%
Total Capital to Risk-Weighted Assets	192,632	12.19%	146,162	9.25%	158,014	10.00%
Tier I Capital to Risk-Weighted Assets	173,728	10.99%	114,560	7.25%	126,411	8.00%
Tier I Capital to Average Assets	173,728	9.61%	72,349	4.00%	90,437	5.00%

Bankwell Financial Group, Inc.
December 31, 2017
Common Equity Tier 1 Capital to Risk-Weighted Assets	$155,977	9.83%	$91,194	5.75%	N/A	N/A
Total Capital to Risk-Weighted Assets	199,984	12.61%	146,703	9.25%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	155,977	9.83%	114,983	7.25%	N/A	N/A
Tier I Capital to Average Assets	155,977	8.59%	72,663	4.00%	N/A	N/A

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

Reserve Requirements on Cash

The Bank is required to maintain a minimum reserve balance of $15.9 million and $11.1 million in the Federal Reserve Bank at September 30, 2018 and December 31, 2017, respectively. The Bank is also required to maintain a minimum reserve balance of $4.5 million and $7.5 million at Atlantic Community Bankers Bank (formerly Bankers’ Bank Northeast) at September 30, 2018 and December 31, 2017, respectively. These balances are maintained for clearing purposes in the ordinary course of business and do not represent restricted cash.

8. Stock-Based Compensation

Equity award plans

The Company has stock options or unvested restricted stock outstanding under three equity award plans, which are collectively referred to as the “Plan”. The current plan under which any future issuances of equity awards will be made is the 2012 BNC Financial Group, Inc. Stock Plan, or the “2012 Plan,” amended on June 26, 2013. All equity awards made under the 2012 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of share options or restricted stock. At September 30, 2018, there were 588,454 shares reserved for future issuance under the 2012 Plan.

Stock Options: The Company accounts for stock options based on the fair value at the date of grant and records option related expense over the vesting period of such awards on a straight line basis.

There were no options granted during the nine months ended September 30, 2018.

A summary of the status of outstanding share options for the nine months ended September 30, 2018 is presented below:

	Nine Months Ended September 30, 2018
	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	47,050	$17.83
Exercised	(27,120)	19.30
Options outstanding at end of period	19,930	15.84

Options exercisable at end of period	19,930	15.84

Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. The total intrinsic value of share options exercised during the nine months ended September 30, 2018 was $0.4 million.

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.

The following table presents the activity for restricted stock for the nine months ended September 30, 2018:

	Nine Months Ended September 30, 2018
	Number of Shares		Weighted Average Grant Date Fair Value
Unvested at beginning of period	75,186		$26.39
Granted	43,550	(1)	32.85
Vested	(15,479)		26.54
Forfeited	(1,498)		26.79
Unvested at end of period	101,759		29.13

(1)	Includes 11,250 shares of performance based restricted stock

The Company's restricted stock expense for the nine months ended September 30, 2018 and 2017 were $1.0 million and $0.7 million, respectively. At September 30, 2018 there was $2.2 million of unrecognized stock compensation expense for restricted stock, expected to be recognized over a weighted average period of 1.7 years.

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

9. Derivative Instruments

The Company manages economic risks, including interest rate, liquidity, and credit risk by managing the amount, sources, and duration of its funding along with the use of interest rate derivative financial instruments, namely interest rate swaps. The Company does not use derivatives for speculative purposes. As of September 30, 2018, the Bank was a party to six interest rate swaps to add stability to interest expense and to manage its exposure to interest rate movements. The notional amount for each swap is $25 million and in each case, the Bank has entered into pay-fixed Libor interest rate swap to convert rolling 90 days Federal Home Loan Bank advances. In addition, as of September 30, 2018, the Bank has entered into three forward-starting interest rate swaps on probable future FHLB advances or brokered deposits.

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

Information about derivative instruments at September 30, 2018 and December 31, 2017 is as follows:

September 30, 2018:
(Dollars in thousands)	Notional Amount	Original Maturity	Received	Paid	Fair Value Asset
Cash flow hedge:
Interest rate swap on FHLB advance	$25,000	4.7 years	3-month LIBOR	1.62%	$50
Interest rate swap on FHLB advance	25,000	5.0 years	3-month LIBOR	1.83%	305
Interest rate swap on FHLB advance	25,000	5.0 years	3-month LIBOR	1.48%	673
Interest rate swap on FHLB advance	25,000	5.0 years	3-month LIBOR	1.22%	1,175
Interest rate swap on FHLB advance	25,000	7.0 years	3-month LIBOR	2.04%	1,342
Interest rate swap on FHLB advance	25,000	7.0 years	3-month LIBOR	2.04%	1,335
Forward-starting interest rate swap(1)	25,000	15.0 years	3-month LIBOR	3.01%	288
Forward-starting interest rate swap(1)	25,000	15.0 years	3-month LIBOR	3.03%	263
Forward-starting interest rate swap(1)	25,000	15.0 years	3-month LIBOR	3.05%	202
	$225,000				$5,633

(1) The effective date of the forward-starting interest rate swaps listed above are January 2, 2019, January 2, 2020 and August 26, 2020, respectively.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects to reclassify $1.3 million as a reduction to interest expense during the next 12 months.

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

Changes in the consolidated statements of comprehensive income related to interest rate derivatives designated as hedges of cash flows were as follows for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Interest rate swap on FHLB advance:
Unrealized gains recognized in accumulated other comprehensive income	$1,784	$327	$3,599	$243
Income tax expense on items recognized in accumulated other comprehensive income	(375)	(114)	(756)	(85)
Other comprehensive income	$1,409	$213	$2,843	$158
Interest expense recognized on hedged FHLB advance	$653	$489	$1,939	$1,258

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

The carrying values, fair values and placement in the fair value hierarchy of the Company's financial instruments at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$84,437	$84,437	$84,437	$—	$—
Federal funds sold	2,664	2,664	2,664	—	—
Available for sale securities	94,438	94,438	9,654	84,784	—
Held to maturity securities	21,464	21,606	—	1,098	20,508
Loans receivable, net	1,585,465	1,536,521	—	—	1,536,521
Accrued interest receivable	6,055	6,055	—	6,055	—
FHLB stock	9,210	9,210	—	9,210	—
Servicing asset	1,163	1,163	—	—	1,163
Derivative asset, net	5,633	5,633	—	5,633	—

Financial Liabilities:
Noninterest bearing deposits	$162,473	$162,473	$—	$162,473	$—
NOW and money market	540,318	540,318	—	540,318	—
Savings	147,940	147,940	—	147,940	—
Time deposits	642,438	639,483	—	—	639,483
Accrued interest payable	899	899	—	899	—
Advances from the FHLB	180,000	179,664	—	—	179,664
Subordinated debentures	25,142	24,639	—	—	24,639
Servicing liability	75	75	—	—	75

	December 31, 2017
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$70,545	$70,545	$70,545	$—	$—
Federal funds sold	186	186	186	—	—
Available for sale securities	92,188	92,188	9,861	82,327	—
Held to maturity securities	21,579	22,836	—	1,119	21,717
Loans receivable, net	1,520,879	1,494,599	—	—	1,494,599
Accrued interest receivable	5,910	5,910	—	5,910	—
FHLB stock	9,183	9,183	—	9,183	—
Servicing asset	1,113	1,113	—	—	1,113
Derivative asset, net	2,034	2,034	—	2,034	—

Financial Liabilities:
Noninterest bearing deposits	$172,638	$172,638	$—	$172,638	$—
NOW and money market	510,746	510,746	—	510,746	—
Savings	83,758	83,758	—	83,758	—
Time deposits	631,263	629,532	—	—	629,532
Accrued interest payable	1,092	1,092	—	1,092	—
Advances from the FHLB	199,000	198,932	—	—	198,932
Subordinated debentures	25,103	25,547	—	—	25,547
Servicing Liability	83	83	—	—	83

The following methods and assumptions were used by management in estimating the fair value of its financial instruments:

Cash and due from banks, federal funds sold, accrued interest receivable and accrued interest payable: The carrying amount is a reasonable estimate of fair value.

Available for sale and held to maturity securities: Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Level 3 held to maturity securities represent private placement municipal housing authority bonds for which no quoted market price is available. The fair value for these securities is estimated using a discounted cash flow model, using discount rates ranging from 5.0% to 5.3% as of September 30, 2018 and 4.5% to 4.8% as of December 31, 2017. These securities are CRA eligible investments.

FHLB stock: The carrying value of FHLB stock approximates fair value based on the most recent redemption provisions of the FHLB.

Loans receivable: For variable rate loans which reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair value of fixed rate loans are estimated by discounting the future cash flows using the rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. In connection with the adoption of ASU 2016-01 on January 1, 2018, we refined our methodology to estimate the fair value of our loan portfolio using an exit price notion, resulting in prior periods no longer being comparable. The exit price notion requires determination of the price at which willing market participants would transact at the measurement date under current market conditions depending on facts and circumstances, such as origination rates, credit risk, transaction costs, liquidity, national and regional market trends and other adjustments, utilizing publicly available rates and indices. The application of an exit price notion requires the use of significant judgment.

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

Servicing asset (liability): Servicing assets and liabilities do not trade in an active, open market with readily observable prices. The Company estimates the fair value of servicing assets and liabilities using discounted cash flow models, incorporating numerous assumptions from the perspective of a market participant, including market discount rates.

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

Off-balance-sheet instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at September 30, 2018 and December 31, 2017.

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

Financial instruments measured at fair value on a recurring basis

The following table details the financial instruments carried at fair value on a recurring basis at September 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the nine months ended September 30, 2018 and the year ended December 31, 2017, except for the Company's investment in a U.S.Treasury note that was transfered from Level 2 to Level 1.

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
September 30, 2018:
Available for sale investment securities:
U.S. Government and agency obligations	$9,654	$73,816	$—
State agency and municipal obligations	—	3,970	—
Corporate bonds	—	6,998	—
Derivative asset, net	—	5,633	—

December 31, 2017:
Available for sale investment securities:
U.S. Government and agency obligations	$9,861	$62,913	$—
State agency and municipal obligations	—	12,277	—
Corporate bonds	—	7,137	—
Derivative asset, net	—	2,034	—

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

The following table details the financial instruments measured at fair value on a nonrecurring basis at September 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
September 30, 2018:
Impaired loans	$—	$—	$30,708
Servicing asset, net	—	—	1,088

December 31, 2017:
Impaired loans	$—	$—	$13,898
Servicing asset, net	—	—	1,030

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at September 30, 2018 and December 31, 2017:

	Valuation Methodology	Unobservable Input	Range
September 30, 2018:

Impaired loans	Appraisals	Discount to appraised value	5.00 - 18.00%
	Discounted cash flows	Discount rate	3.25 - 7.00%

Servicing asset, net	Discounted cash flows	Discount rate	7.00 - 12.00%
		Prepayment rate	7.00 - 9.00%
December 31, 2017:

Impaired loans	Appraisals	Discount to appraised value	8.00 - 24.00%
	Discounted cash flows	Discount rate	3.25 - 6.75%

Servicing asset, net	Discounted cash flows	Discount rate	7.00 - 12.00%
		Prepayment rate	7.00 - 9.00%

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

The Notes have been structured to qualify for the Company as Tier 2 capital under regulatory guidelines. We used the net proceeds for general corporate purposes, which included maintaining liquidity at the holding company, providing equity capital to the Bank to fund balance sheet growth and our working capital needs. The Notes were assigned an investment grade rating of BBB by Kroll Bond Rating Agency, which was reaffirmed in the third quarter of 2018.

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

Income tax expense for the three months ended September 30, 2018 and 2017 totaled $1.1 million and $1.9 million, respectively. The effective tax rates for the three months ended September 30, 2018 and 2017 were 17.9%, and 30.8%, respectively. The decrease in the effective tax rate for the three months ended September 30, 2018 is driven by a reduction in the statutory corporate tax rate from 35% to 21% as a result of tax reform from the Tax Cuts and Jobs Act of 2017.

Income tax expense for the nine months ended September 30, 2018 and 2017 totaled $3.5 million and $6.0 million, respectively. The effective tax rates for the nine months ended September 30, 2018 and 2017 were 19.8%, and 33.9%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2018 is driven by a reduction in the statutory corporate tax rate from 35% to 21% as a result of tax reform from the Tax Cuts and Jobs Act of 2017.

14. Subsequent Events

On October 30, 2018, the Company’s Board of Directors declared a $0.12 per share cash dividend, payable on November 26, 2018 to shareholders of record on November 16, 2018.

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

On January 31, 2018, the Company’s Board of Directors declared a $0.12 per share cash dividend, payable on March 8, 2018 to shareholders of record on February 26, 2018. On April 25, 2018, the Company’s Board of Directors declared a $0.12 per share cash dividend, payable on May 25, 2018 to shareholders of record on May 15, 2018. On July 26, 2018, the Company's Board of Directors declared a $0.12 per share cash dividend, payable August 27, 2018 to shareholders of record on August 17, 2018.

On June 9, 2018, we opened three De Novo branches located in Darien, Westport, and Stamford, Connecticut, increasing our total number of branches to twelve.

Earnings Overview

Net income available to common shareholders was $4.9 million, or $0.62 per diluted share, and $4.3 million, or $0.55 per diluted share, for the three months ended September 30, 2018 and 2017, respectively. Returns on average equity and average assets for the three months ended September 30, 2018 were 11.13% and 1.04%, respectively, compared to 10.78% and 0.96%, respectively, for the three months ended September 30, 2017.

Net income available to common shareholders was $14.2 million, or $1.80 per diluted share, and $11.7 million, or $1.51 per diluted share, for the nine months ended September 30, 2018 and 2017, respectively. Returns on average equity and average assets for the nine months ended September 30, 2018 were 11.23% and 1.03%, respectively, compared to 10.27% and 0.92%, respectively, for the nine months ended September 30, 2017.

For the three months ended September 30, 2018, we had net interest income of $14.2 million, an increase of $0.4 million, or 2.8%, over the three months ended September 30, 2017. Our net interest margin (fully taxable equivalent basis) for the three months ended September 30, 2018 and 2017 was 3.21% and 3.30%, respectively. We experienced a slight increase in our non-interest income, which totaled $0.9 million for the three months ended September 30, 2018 representing 5.7% of our total revenue, up from $0.8 million, or 5.6% of total revenue, for the three months ended September 30, 2017.

For the nine months ended September 30, 2018, we had net interest income of $41.9 million, an increase of $1.4 million, or 3.5%, over the nine months ended September 30, 2017. Our net interest margin (fully taxable equivalent basis) for the nine months ended September 30, 2018 and 2017 was 3.17% and 3.32%, respectively. We experienced an increase in our non-interest income, which totaled $3.3 million for the nine months ended September 30, 2018 representing 7.3% of our total revenue, up from $3.1 million, or 7.1% of total revenue, for the nine months ended September 30, 2017.

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

FTE net interest income for the three months ended September 30, 2018 and 2017 was $14.3 million and $14.0 million, respectively. Net interest income was favorably impacted by loan growth and higher yields on commercial loans, offset by increases in rates on interest bearing deposits. Our net interest margin decreased 9 basis points to 3.21% for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The decrease in the net interest margin was primarily due to higher rates on interest bearing deposits driven by rate increases in our competitive marketplace.

FTE net interest income for the nine months ended September 30, 2018 and 2017 was $42.1 million and $40.9 million, respectively. Net interest income was favorably impacted by loan growth, offset by increases in rates on interest bearing deposits. Our net interest margin decreased 15 basis points to 3.17% for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The decrease in the net interest margin was primarily due to higher rates on interest bearing deposits driven by rate increases in our competitive marketplace.

FTE basis interest income for the three months ended September 30, 2018 increased by $2.1 million, or 11.1%, to $20.6 million, compared to FTE basis interest income for the three months ended September 30, 2017 due primarily to loan growth and increased yields in our commercial real estate and commercial business portfolios. Average interest-earning assets were $1.8 billion for the three months ended September 30, 2018, up by $85.7 million or 5.0% compared to the three months ended September 30, 2017. The average yield on interest earning assets increased from 4.26% for the three months ended September 30, 2017 to 4.51% for the three months ended September 30, 2018 due mainly to higher yields on commercial loans.

FTE basis interest income for the nine months ended September 30, 2018 increased by $5.8 million, or 11.0%, to $58.7 million, compared to FTE basis interest income for the nine months ended September 30, 2017 due primarily to loan growth in our commercial real estate and commercial business portfolios. Average interest-earning assets were $1.8 billion for the nine months ended September 30, 2018, up by $129.5 million or 7.9% compared to the nine months ended September 30, 2017. The average yield on interest earning assets increased from 4.25% for the nine months ended September 30, 2017 to 4.38% for the nine months ended September 30, 2018 due mainly to higher yields on commercial loans.

Interest expense for the three months ended September 30, 2018, increased by $1.8 million, or 39.4%, compared to interest expense for the three months ended September 30, 2017 due to a $72.3 million increase in the average balances of interest-bearing liabilities due to higher average balances in money market accounts and borrowed money, and increased rates on deposits, primarily due to increased rates on certificates of deposits, savings, and money market accounts in our competitive marketplace.

Interest expense for the nine months ended September 30, 2018, increased by $4.6 million, or 38.6%, compared to interest expense for the nine months ended September 30, 2017 due to a $123.4 million increase in the average balances of interest-bearing liabilities due to higher average balances in money market accounts and borrowed money, and increased rates on deposits, primarily due to increased rates on certificates of deposits, savings, and money market accounts in our competitive marketplace.

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

The following tables present the average balances and yields earned on interest-earning assets and average balances and weighted average rates paid on our funding liabilities for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,
	2018			2017

(Dollars in thousands)	Average Balance	Interest	Yield / Rate (5)	Average Balance	Interest	Yield / Rate (5)
Assets:
Cash and Fed funds sold	$70,111	$345	1.95%	$83,086	$239	1.14%
Securities (1)	118,311	937	3.17%	112,066	1,014	3.62%
Loans:
Commercial real estate	1,030,336	12,445	4.73%	927,114	10,614	4.48%
Residential real estate	185,625	1,724	3.71%	193,578	1,770	3.66%
Construction (2)	92,537	1,225	5.18%	106,373	1,305	4.80%
Commercial business	279,454	3,752	5.25%	268,408	3,476	5.07%
Consumer	393	7	6.79%	1,149	10	3.53%
Total loans	1,588,345	19,153	4.72%	1,496,622	17,175	4.49%
Federal Home Loan Bank stock	9,297	137	5.88%	8,544	85	3.96%
Total earning assets	1,786,064	20,572	4.51%	1,700,318	18,513	4.26%
Other assets	68,838			69,253
Total assets	$1,854,902			$1,769,571

Liabilities and shareholders' equity:
Interest -bearing liabilities:
NOW	$59,618	$54	0.36%	$58,625	$19	0.13%
Money market	483,105	1,741	1.43%	432,753	993	0.91%
Savings	136,683	502	1.46%	100,197	189	0.75%
Time	607,044	2,747	1.80%	645,317	2,215	1.36%
Total interest-bearing deposits	1,286,450	5,044	1.56%	1,236,892	3,416	1.10%
Borrowed money	216,483	1,210	2.19%	193,734	1,071	2.16%
Total interest bearing liabilities	1,502,933	6,254	1.65%	1,430,626	4,487	1.24%
Noninterest-bearing deposits	167,198			164,565
Other liabilities	11,572			17,528
Total Liabilities	1,681,703			1,612,719
Shareholders' equity	173,199			156,852

Total liabilities and shareholders' equity	$1,854,902			$1,769,571
Net interest income (3)		$14,318			$14,026
Interest rate spread			2.86%			3.02%
Net interest margin (4)			3.21%			3.30%

(1)	Average balances and yields for securities are based on amortized cost.

(2)	Includes commercial and residential real estate construction.

(3)	The adjustment for securities and loans taxable equivalency amounted to $72 thousand and $165 thousand, respectively, for the three months ended September 30, 2018 and 2017.

(4)	Annualized net interest income as a percentage of earning assets.

(5)	Yields are calculated using the contractual day count convention for each respective product type.

	Nine Months Ended September 30,
	2018			2017

(Dollars in thousands)	Average Balance	Interest	Yield / Rate (5)	Average Balance	Interest	Yield / Rate (5)
Assets:
Cash and Fed funds sold	$73,823	$924	1.67%	$79,333	$501	0.85%
Securities (1)	118,434	2,746	3.09%	106,622	2,822	3.53%
Loans:
Commercial real estate	1,001,058	34,714	4.57%	893,962	30,528	4.50%
Residential real estate	192,254	5,309	3.68%	194,503	5,325	3.65%
Construction (2)	93,617	3,551	5.00%	107,136	3,853	4.74%
Commercial business	281,348	11,088	5.20%	249,718	9,607	5.07%
Consumer	521	23	5.77%	1,387	35	3.40%
Total loans	1,568,798	54,685	4.60%	1,446,706	49,348	4.50%
Federal Home Loan Bank stock	9,311	379	5.43%	8,198	244	3.97%
Total earning assets	1,770,366	58,734	4.38%	1,640,859	52,915	4.25%
Other assets	68,141			63,527
Total assets	$1,838,507			$1,704,386

Liabilities and shareholders' equity:
Interest -bearing liabilities:
NOW	$60,616	$93	0.21%	$58,096	$65	0.15%
Money market	482,204	4,422	1.23%	387,162	2,329	0.80%
Savings	110,622	964	1.17%	108,304	591	0.73%
Time	617,269	7,530	1.63%	628,521	6,107	1.30%
Total interest-bearing deposits	1,270,711	13,009	1.37%	1,182,083	9,092	1.03%
Borrowed money	221,597	3,653	2.17%	186,844	2,930	2.07%
Total interest bearing liabilities	1,492,308	16,662	1.49%	1,368,927	12,022	1.17%
Noninterest-bearing deposits	164,604			168,778
Other liabilities	12,815			13,960
Total Liabilities	1,669,727			1,551,665
Shareholders' equity	168,780			152,721

Total liabilities and shareholders' equity	$1,838,507			$1,704,386
Net interest income (3)		$42,072			$40,893
Interest rate spread			2.89%			3.08%
Net interest margin (4)			3.17%			3.32%

(1)	Average balances and yields for securities are based on amortized cost.

(2)	Includes commercial and residential real estate construction.

(3)	The adjustment for securities and loans taxable equivalency amounted to $213 thousand and $443 thousand, respectively, for the nine months ended September 30, 2018 and 2017.

(4)	Annualized net interest income as a percentage of earning assets.

(5)	Yields are calculated using the contractual day count convention for each respective product type.

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

	Three Months Ended September 30, 2018 vs 2017 Increase (Decrease)			Nine Months Ended September 30, 2018 vs 2017 Increase (Decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Cash and Fed funds sold	$(42)	$148	$106	$(37)	$460	$423
Securities	54	(131)	(77)	294	(370)	(76)
Loans:
Commercial real estate	1,225	606	1,831	3,707	479	4,186
Residential real estate	(74)	28	(46)	(62)	46	(16)
Construction	(178)	98	(80)	(505)	203	(302)
Commercial business	146	130	276	1,241	240	1,481
Consumer	(9)	6	(3)	(29)	17	(12)
Total loans	1,110	868	1,978	4,352	985	5,337
Federal Home Loan Bank stock	8	44	52	36	99	135
Total change in interest and dividend income	1,130	929	2,059	4,645	1,174	5,819
Interest expense:
Deposits:
NOW	1	34	35	3	25	28
Money market	126	622	748	667	1,426	2,093
Savings	87	226	313	13	360	373
Time	(138)	670	532	(111)	1,534	1,423
Total deposits	76	1,552	1,628	572	3,345	3,917
Borrowed money	127	12	139	567	156	723
Total change in interest expense	203	1,564	1,767	1,139	3,501	4,640
Change in net interest income	$927	$(635)	$292	$3,506	$(2,327)	$1,179

Provision for Loan Losses

The provision for loan losses is based on management’s periodic assessment of the adequacy of our allowance for loan losses which, in turn, is based on interrelated factors such as the composition of our loan portfolio and its inherent risk characteristics, the level of nonperforming loans and net charge-offs, both current and historic, local economic and credit conditions, the direction of real estate values, and regulatory guidelines. The provision for loan losses is charged against earnings in order to maintain our allowance for loan losses and reflects management’s best estimate of probable losses inherent in our loan portfolio as of the balance sheet date.

The provision for loan losses for the three months ended September 30, 2018 was $0.3 million compared to $0.4 million provision for loan losses for the three months ended September 30, 2017. The provision for loan losses for the nine months ended September 30, 2018 was $0.6 million compared to $1.8 million provision for loan losses for the nine months ended September 30, 2017. For further information, see sections titled Asset Quality and Allowance for Loan Losses. The large decrease in the provision for loan losses was due to a change in our allowance for loan losses methodology implemented during the fourth quarter of 2017, as discussed in footnote 3.

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of fees generated from loan and deposit relationships with our customers, fees generated from sales and referrals of loans, income earned on bank-owned life insurance and gains on sales of investment securities.

The following tables compare noninterest income for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Change
(Dollars in thousands)	2018	2017	$	%
Service charges and fees	$285	$254	$31	12.2%
Bank owned life insurance	267	295	(28)	(9.5)
Gains and fees from sales of loans	150	36	114	316.7
Other	157	239	(82)	(34.3)
Total noninterest income	$859	$824	$35	4.2%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2018	2017	$	%
Gains and fees from sales of loans	$835	$559	$276	49.4%
Service Charges and fees	806	755	51	6.8
Bank owned life insurance	795	881	(86)	(9.8)
Net gain on sale of available for sale securities	222	165	57	34.5
Other	641	728	(87)	(12.0)
Total noninterest income	$3,299	$3,088	$211	6.8%

Noninterest income increased $35 thousand or 4.2% to $0.9 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase in noninterest income was primarily driven by an increase in gains and fees from the sales of loans. Gain and fees from the sale of loans totaled $0.2 million for the three months ended September 30, 2018 compared to $36 thousand for the same period in 2017, an increase of $0.1 million.

Noninterest income increased $0.2 million or 6.8% to $3.3 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in noninterest income was primarily driven by an increase in gains and fees from sales of loans. Gains and fees from sales of loans totaled $0.8 million for the nine months ended September 30, 2018 compared to $0.6 million for the same period in 2017, an increase of $0.2 million.

Noninterest Expense

The following tables compare noninterest expense for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Change
(Dollars in thousands)	2018	2017	$	%
Salaries and employee benefits	$4,903	$3,952	$951	24.1%
Occupancy and equipment	1,771	1,449	322	22.2
Data processing	512	621	(109)	(17.6)
Marketing	395	295	100	33.9
Professional services	321	680	(359)	(52.8)
Director fees	260	207	53	25.6
FDIC insurance	203	265	(62)	(23.4)
Amortization of intangibles	24	31	(7)	(22.6)
Other	481	629	(148)	(23.5)
Total noninterest expense	$8,870	$8,129	$741	9.1%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2018	2017	$	%
Salaries and employee benefits	$14,470	$11,681	$2,789	23.9%
Occupancy and equipment	5,119	4,580	539	11.8
Data processing	1,546	1,467	79	5.4
Professional services	1,520	1,615	(95)	(5.9)
Marketing	1,171	872	299	34.3
Director fees	749	683	66	9.7
FDIC insurance	620	891	(271)	(30.4)
Amortization of intangibles	72	93	(21)	(22.6)
Other	1,570	2,062	(492)	(23.9)
Total noninterest expense	$26,837	$23,944	$2,893	12.1%

Noninterest expense increased $0.7 million or 9.1% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Noninterest expense increased $2.9 million or 12.1% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was primarily driven by an increase in salaries and employee benefits and an increase in occupancy and equipment expense. Salaries and employee benefits totaled $4.9 million for the three months ended September 30, 2018 compared to $4.0 million for the same period in 2017, an increase of $0.9 million. Salaries and employee benefits totaled $14.5 million for the nine months ended September 30, 2018 compared to $11.7 million for the same period in 2017, an increase of $2.8 million. The increase in salaries and employee benefits was primarily driven by an increase in full time equivalent employees and a reduction in deferred loan origination costs as a result of lower loan volume. The increase in full time equivalent employees is in line with year over year business growth and driven by staffing for the three new branch locations, opened during the second quarter of 2018. Average full time equivalent employees totaled 144 at September 30, 2018 compared to 132 at September 30, 2017. Occupancy and equipment expense totaled $1.8 million for the three months ended September 30, 2018 compared to $1.4 million for the same period in 2017, an increase of $0.4 million. Occupancy and equipment expense totaled $5.1 million for the nine months ended September 30, 2018 compared to $4.6 million for the same period in 2017, an increase of $0.5 million. The increase in occupancy and equipment expense was primarily driven by expenditures associated with the opening of the new branch locations in the second quarter of 2018 and improvements of existing infrastructure.

Income Taxes

Income tax expense for the three months ended September 30, 2018 and 2017 totaled $1.1 million and $1.9 million, respectively. The effective tax rates for the three months ended September 30, 2018 and 2017 were 17.9%, and 30.8%, respectively. The decrease in the effective tax rate for the three months ended September 30, 2018 is driven by a reduction in the statutory corporate tax rate from 35% to 21% as a result of tax reform from the Tax Cuts and Jobs Act of 2017. Income tax expense for the nine months ended September 30, 2018 and 2017 totaled $3.5 million and $6.0 million, respectively. The effective tax rates for the nine months ended September 30, 2018 and 2017 were 19.8%, and 33.9%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2018 is driven by a reduction in the statutory corporate tax rate from 35% to 21% as a result of tax reform from the Tax Cuts and Jobs Act of 2017.

Financial Condition

Summary

At September 30, 2018, total assets were $1.9 billion, an $88.4 million, or 4.9%, increase over December 31, 2017. Total loans and deposits were $1.6 billion and $1.5 billion, respectively at September 30, 2018. Total shareholders’ equity at September 30, 2018 and December 31, 2017 was $174.8 million and $161.0 million, respectively. Tangible book value was $22.20 per share at September 30, 2018 compared to $20.59 per share at December 31, 2017.

Loan Portfolio

We originate commercial real estate loans, including construction loans, commercial business loans and other consumer loans. Lending activities are primarily conducted within our market of the New York metropolitan area, including the Fairfield County and New Haven County regions of Connecticut. Our loan portfolio is the largest category of our earning assets.

Total loans before deferred loan fees and the allowance for loan losses were $1.6 billion at September 30, 2018, up by $64.6 million, or 4.2%, from December 31, 2017. Loan growth was primarily driven by growth in commercial real estate and commercial business loans totaling $83.3 million, offset by a reduction in residential and construction loans totaling $18.5 million.

The following table compares the composition of our loan portfolio for the dates indicated:

(In thousands)	At September 30, 2018	At December 31, 2017	Change
Real estate loans:
Residential	$182,740	$193,524	$(10,784)
Commercial	1,057,484	987,242	70,242
Construction	93,941	101,636	(7,695)
	1,334,165	1,282,402	51,763
Commercial business	273,065	259,995	13,070
Consumer	389	619	(230)
Total loans	$1,607,619	$1,543,016	$64,603

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

Non-performing assets totaled $22.0 million and represented 1.17% of total assets at September 30, 2018, compared to $5.5 million and 0.31% of total assets at December 31, 2017. Nonaccrual loans totaled $22.0 million at September 30, 2018, an increase of $16.5 million compared to December 31, 2017. The increase in nonaccrual loans is primarily driven by one impaired commercial loan relationship. The allowance for loan losses was $19.3 million, representing 1.20% of total loans at September 30, 2018 and $18.9 million, representing 1.23% of total loans at December 31, 2017. The Bank’s general reserve provides a 288% coverage of non-performing assets for which there is no specific reserve as of September 30, 2018. There was no foreclosed real estate at September 30, 2018 or December 31, 2017.

Nonperforming assets. Nonperforming assets include nonaccrual loans and property acquired through foreclosures or repossession. The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(In thousands)	At September 30, 2018	At December 31, 2017
Nonaccrual loans:
Real estate loans:
Residential	$4,725	$1,590
Commercial	12,182	3,371
Commercial business	5,057	520
Total nonaccrual loans	21,964	5,481
Property acquired through foreclosure or repossession, net	—	—
Total nonperforming assets	$21,964	$5,481

Nonperforming assets to total assets	1.17%	0.31%
Nonaccrual loans to total loans	1.37%	0.36%
Total past due loans to total loans	1.22%	1.67%

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

The following table presents the activity in our allowance for loan losses and related ratios for the dates indicated, and include both originated and acquired allowance activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Balance at beginning of period	$19,006	$19,536	$18,904	$17,982
Charge-offs:
Residential	(16)	—	(72)	—
Commercial real estate	—	—	(18)	—
Commercial business	—	(366)	(96)	(366)
Consumer	(2)	(10)	(62)	(41)
Total charge-offs	(18)	(376)	(248)	(407)
Recoveries:
Residential real estate	—	—	—	146
Commercial Business	—	4	4	4
Consumer	1	2	6	3
Total recoveries	1	6	10	153
Net charge-offs	(17)	(370)	(238)	(254)
Provision charged to earnings	322	398	645	1,836
Balance at end of period	$19,311	$19,564	$19,311	$19,564
Net charge-offs to average loans	—%	0.02%	0.02%	0.02%
Allowance for loan losses to total loans	1.20%	1.28%	1.20%	1.28%

At September 30, 2018, our allowance for loan losses was $19.3 million and represented 1.20% of total loans, compared to $18.9 million, or 1.23% of total loans, at December 31, 2017. The net increase in the allowance was primarily a result of commercial loan growth and additional specific reserves, partially offset by a reduction in the general loan loss reserve driven by improving historical loss trends.

The following table presents the allocation of the allowance for loan losses and the percentage of these loans to total loans for the dates indicated:

	At September 30, 2018		At December 31, 2017
(Dollars in thousands)	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
Residential real estate	$1,083	11.37%	$1,721	12.54%
Commercial real estate	14,071	65.78	12,777	63.98
Construction	359	5.84	907	6.59
Commercial business	3,797	16.99	3,498	16.85
Consumer	1	0.02	1	0.04
Total allowance for loan losses	$19,311	100.00%	$18,904	100.00%

The allocation of the allowance for loan losses at September 30, 2018 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the allowance for loan losses at September 30, 2018 is appropriate to cover probable losses.

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

Investment Securities

At September 30, 2018, the carrying value of our investment securities portfolio totaled $115.9 million and represented 6.1% of total assets, compared to $113.8 million or 6.3% of total assets, at December 31, 2017. The increase of $2.1 million primarily reflects purchases of U.S Government and agency obligations. We purchase investment grade securities with a focus on earnings and duration exposure.

The net unrealized loss position on our investment portfolio at September 30, 2018 was $2.7 million and included gross unrealized losses of $3.3 million. The net unrealized gain on our investment portfolio at December 31, 2017 was $1.4 million and included gross unrealized losses of $0.3 million. The gross unrealized losses were concentrated in U.S. Government and agency obligations. The U.S. Government and agency obligations owned are either direct obligations of the U.S. Government or guaranteed by the U.S. Government, therefore the contractual cash flows are guaranteed and as a result the unrealized losses in this portfolio are not considered other than temporarily impaired.

Deposit Activities and Other Sources of Funds

	At September 30, 2018			At December 31, 2017
(Dollars in thousands)	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
Noninterest-bearing demand	$162,473	10.88%	—%	$172,638	12.35%	—%
NOW	56,270	3.77	0.21	58,942	4.21	0.16
Money market	484,048	32.42	1.23	451,804	32.31	0.85
Savings	147,940	9.91	1.17	83,758	5.99	0.74
Time	642,438	43.02	1.63	631,263	45.14	1.33
Total deposits	$1,493,169	100.00%	1.37%	$1,398,405	100.00%	1.06%

Total deposits were $1.5 billion at September 30, 2018, an increase of $94.8 million, from the balance at December 31, 2017, primarily reflecting increases in savings and money market accounts. Savings accounts increased $64.1 million from $83.8 million at December 31, 2017 to $147.9 million at September 30, 2018. Money market accounts increased $32.2 million from $451.8 million at December 31, 2017 to $484.0 million at September 30, 2018. Brokered deposits totaled $78.8 million and $44.3 million at September 30, 2018 and December 31, 2017, respectively. Brokered deposits represent brokered certificates of deposit, brokered money market accounts, one way CDARS and reciprocal deposits for customers that desire FDIC protection. Brokered deposits are utilized as an additional source of funding.

Time deposits increased by $11.1 million, or 1.8%, from December 31, 2017. Time deposits were $642.4 million at September 30, 2018 compared to the December 31, 2017 balance of $631.3 million. Noninterest bearing demand deposits decreased $10.2 million, or 5.9%, and NOW accounts decreased $2.7 million, or 4.5%.

At September 30, 2018 and December 31, 2017, time deposits, including CDARS and brokered deposits, with a denomination of $100 thousand or more totaled $515.8 million and $507.5 million, respectively, maturing during the periods indicated in the table below:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Maturing:
Within 3 months	$141,269	$63,575
After 3 but within 6 months	53,972	114,511
After 6 months but within 1 year	196,779	149,782
After 1 year	123,744	179,655
Total	$515,764	$507,523

We utilize advances from the Federal Home Loan Bank of Boston, or FHLB, as part of our overall funding strategy and to meet short-term liquidity needs and to a lesser degree manage interest rate risk arising from the difference in asset and liability maturities. Total FHLB advances were $180.0 million and $199.0 million at September 30, 2018 and December 31, 2017, respectively.

The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At September 30, 2018, the Company has pledged $880.1 million of eligible loans as collateral to support borrowing capacity at the FHLB of Boston. As of September 30, 2018, the Company had immediate availability to borrow an additional $343.4 million based on qualified collateral.

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

The Bank has a detailed liquidity funding policy and a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity. We employ a stress testing methodology to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of “business as usual” cash flows. The Bank has established unsecured borrowing capacity with the Atlantic Community Bankers Bank ("ACBB") (formerly Bankers’ Bank Northeast) and Zion’s Bank and also maintains additional collateralized borrowing capacity with the FHLB in excess of levels used in the ordinary course of business. Our sources of liquidity include cash, unpledged investment securities, borrowings from the FHLB, lines of credit from Zion’s Bank and ACBB, and the brokered deposit market.

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of September 30, 2018, the Company had cash and cash equivalents of $87.1 million and available-for-sale securities of $94.4 million. At September 30, 2018, outstanding commitments to originate loans totaled $26.6 million and undisbursed funds from approved lines of credit, home equity lines of credit and secured commercial lines of credit totaled $177.6 million.

Capital Resources

Shareholders’ equity totaled $174.8 million as of September 30, 2018, an increase of $13.7 million compared to December 31, 2017, primarily a result of net income for the nine months ended September 30, 2018 of $14.2 million and equity from stock transactions totaling $1.9 million, offset by dividends paid of $2.8 million. As of September 30, 2018, the tangible common equity ratio and tangible book value per share were 9.13% and $22.20, respectively.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At September 30, 2018, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At September 30, 2018, the Bank’s ratio of Common Equity Tier 1 capital to risk-weighted assets was 11.43%, total capital to risk-weighted assets was 12.61%, Tier 1 capital to risk-weighted assets was 11.43% and Tier 1 capital to average assets was 10.14%.

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

On January 31, 2018, the Company's Board of Directors declared a $0.12 per share cash dividend, payable on March 8, 2018 to shareholders of record on February 26, 2018. On April 25, 2018, the Company’s Board of Directors declared a $0.12 per share cash dividend, payable on May 25, 2018 to shareholders of record on May 15, 2018. On July 26, 2018 the Company's Board of Directors declared a $0.12 per share cash dividend, payable August 27, 2018 to shareholders of record on August 17, 2018.

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

We use two sets of standard scenarios to measure net interest income at risk. For the Parallel Ramp Scenarios, rate changes are ramped over a twelve-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Parallel Shock Scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Simulation analysis involves projecting a future balance sheet structure and interest income and expense under the various rate scenarios. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than: 6% for a 100 basis point shift; 12% for a 200 basis point shift; and 18% for a 300 basis point shift. Per Company policy, the Bank should not be outside these limits for twelve consecutive months unless the Banks forecasted capital ratios are considered to be "well capitalized". As of September 30, 2018, the Bank has met all minimum regulatory capital requirements to be considered "well capitalized", reference footnote #7 - Regulatory Matters for more detail.

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning September 30, 2018 and December 31, 2017:

Parallel Ramp	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	September 30, 2018	December 31, 2017
-100	3.00%	(2.00)%
+200	(7.50)	(4.30)

Parallel Shock	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	September 30, 2018	December 31, 2017
-100	4.70%	(4.70)%
+100	(7.00)	(3.40)
+200	(14.80)	(7.30)
+300	(22.10)	(11.50)

The net interest income at risk simulation results indicate that as of September 30, 2018, we remain liability sensitive. The liability sensitivity is due to the fact that there are more liabilities than assets subject to repricing as market rates change.

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

The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:

	Estimated Percent Change in Economic Value of Equity
Rate Changes (basis points)	September 30, 2018	December 31, 2017
-100	3.80%	(1.60)%
+100	(8.60)	(10.10)
+200	(20.30)	(22.90)
+300	(29.20)	(32.80)

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

Item 4. Controls and Procedures

As of September 30, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934).

Management’s evaluation identified a material weakness, as described in the Company’s 2017 Form 10-K, over controls surrounding the calculation of the bank’s allowance for loan losses. The material weakness resulted from the aggregation of control deficiencies in the management review process of the allowance for loan losses. These deficiencies included the lack of process level controls which would ensure the completeness and accuracy of loan reports used in the classification of loans as well as the precision of management’s review over the calculation of the allowance for loan losses balance. Based on the identification of the material weakness, management concluded that the Bank’s disclosure controls, procedures, and internal control over financial reporting pertaining to the allowance for loan losses were not effective as of September 30, 2018. This material weakness did not result in any misstatement of the Company’s consolidated financial statements, including the allowance for loan losses, for any period presented. Excluding the changes outlined below, there were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

In response to the material weakness identified above, the Company has established and filled an Internal Audit Manager position to supplement internal and external resources dedicated to the documentation and testing of the Company’s internal controls over financial reporting, has implemented modified controls over the completeness and accuracy of loan reports and added additional controls to further increase the precision in the review of the calculation of the allowance for loan losses. As of the date of this filing, management believes that the Company's remediation efforts related to this material weakness in internal controls are substantially complete. These controls are subject to testing for operating effectiveness by our internal and external auditors.

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

101
The following materials from Bankwell Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankwell Financial Group, Inc.
Date: November 1, 2018	/s/ Christopher R. Gruseke
Christopher R. Gruseke
President and Chief Executive Officer

Date: November 1, 2018	/s/ Penko Ivanov
Penko Ivanov
Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)