Form 10-K
period 2018-12-31
Bankwell Financial Group, Inc.
filed 2019-03-04
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock, no par value per share
(Title of Class)
NASDAQ Global Market
(Name of exchange on which registered)

Securities Registered Pursuant to Section 12(g) of the Exchange Act:
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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2018 based on the closing price of the common stock as reported on the NASDAQ Global Market: $196,751,216
As of February 25, 2019, there were 7,849,621 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders, expected to be filed pursuant to Regulation 14A within 120 days after the end of the 2018 fiscal year, are incorporated by reference into Part III of this report on form 10-K

1

Bankwell Financial Group, Inc.
Form 10-K

i

BANKWELL FINANCIAL GROUP, INC.
FORM 10-K

PART 1

Item 1.    Business

Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or the Securities Act, and Section 21E of the Exchange Act. These statements are often, but not always, made with the words or phrases such as “may,” “should,” “believe,” “likely result in,” “expect,” “would,” “intend,” “could,” “predict,” “potential,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “plan,” “projection,” and “outlook” or the negative version of those words or other similar words of a forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these forward-looking statements. Important factors that may cause actual results to differ from those contemplated by these forward-looking statements include, but are not limited to, those disclosed under “Risk Factors” in Part I Item 1A as well as the following factors:

•	Local, regional and national business or economic conditions may differ from those expected;

•	Credit risk and resulting losses in our loan portfolio;

•	Our allowance for loan losses may not be adequate to absorb loan losses;

•	Changes in real estate values could also increase our credit risk;

•	Changes in our key management personnel;

•	Inability to successfully execute our management team’s strategic initiatives;

•	Our ability to successfully execute our growth initiatives such as branch openings and acquisitions;

•	Volatility and direction of market interest rates;

•	Increased competition within our market area which may limit our growth and profitability;

•	Economic, market, operational, liquidity, credit and interest rate risks associated with our business;

•	The effects of and changes in trade, monetary and fiscal policies and laws, including the Federal Reserve Board’s interest rate policies;

•	Changes in accounting policies and practices, as may be adopted by regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;

•	Changes in law and regulatory requirements (including those concerning taxes, banking, securities and insurance); and

•	Further governmental intervention in the U.S. financial system.

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

General
Bankwell Financial Group, Inc. is a bank holding company, headquartered in New Canaan, Connecticut and offers a broad range of financial services through its banking subsidiary, Bankwell Bank (collectively, we, our, us, the Company or the Bank), a Connecticut state chartered non-member bank founded in 2002. Our primary market is the New York metropolitan area, including Fairfield and New Haven Counties, Connecticut, which we serve from our main banking office located in New Canaan, Connecticut and eleven other branch offices located throughout the Fairfield and New Haven Counties area. As of December 31, 2018, on a consolidated basis, we had total assets of approximately $1.9 billion, net loans of approximately $1.6 billion, total deposits of approximately $1.5 billion, and shareholders’ equity of approximately $174.2 million.
We are committed to being the premier “Hometown” bank in Fairfield and New Haven Counties and surrounding areas. We believe that our market exhibits attractive demographic attributes and presents competitive dynamics, thereby offering long-term opportunities for growth. We have a history of building long-term customer relationships and attracting new customers through what we believe is our superior customer service and our ability to deliver a diverse product offering. In addition, we believe that our strong capital position and extensive local ownership, coupled with a highly respected and experienced executive management team and board of directors, give us credibility with our customers and potential customers in our market. Our focus is on building a franchise with meaningful market share and consistent revenue growth complemented by operational efficiencies that we believe will produce attractive risk-adjusted returns for our shareholders.
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
With the efforts of our strong management team, we continued our growth and maintained a strong track record of performance. From December 31, 2014 through December 31, 2018, our total assets grew from $1.1 billion to approximately $1.9 billion; our gross loans outstanding grew from $929.8 million to approximately $1.6 billion and our deposits grew from $835.4 million to approximately $1.5 billion. We believe this growth was driven by our ability to provide superior service to our customers and our financial stability. This loan growth was achieved while maintaining our focus on our strong underwriting standards.
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

•
Utilization of Efficient and Scalable Infrastructure.   We employ a systematic and calculated approach to increasing our profitability and improving our efficiencies. We continually upgrade our operating infrastructure, particularly in the areas of technology, data processing, compliance and personnel. We believe that our scalable infrastructure provides us with an efficient operating platform from which to grow in the near term, while continuing to deliver our high-quality, responsive customer service, which will enhance our ability to grow and increase our returns.

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
Our Competitive Strengths
We believe that we are especially well-positioned to create value for our shareholders as a result of the following competitive strengths:

•
Our Market.   Our current market is defined as the New York metropolitan area, including Fairfield and New Haven Counties, Connecticut. The Stamford market area includes numerous affluent suburban communities of professionals who work and commute into New York City, approximately 50 miles from our headquarters, and many small to mid-sized businesses which support these communities. Fairfield County is the wealthiest county in Connecticut based on median household income according to estimates from the United States Census Bureau. We believe that this market has economic and competitive dynamics that are favorable to executing our growth strategy.

•
Experienced and Respected Management Team with a Proven and Successful Track Record.   Our executive management team is comprised of seasoned professionals with significant banking experience, a history of high performance at local financial institutions and success in identifying, acquiring and integrating financial institutions. Our senior management team includes Christopher R. Gruseke, President and Chief Executive Officer (four years with us), Heidi S. DeWyngaert, Executive Vice President, Chief Lending Officer (fourteen years with us), Penko Ivanov, Executive Vice President, Chief Financial Officer (over two years with us), David Dineen, Executive Vice President, Head of Community Banking (three years with us), Christine A. Chivily, Executive Vice President, Chief Risk and Credit Officer (six years with us), and Laura Waitz, Executive Vice President, Chief of Staff (in her second year with us).

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

•
Strong Capital Position.   At December 31, 2018, we had a 9.16% tangible common equity ratio, and the Bank had a 10.14% tier 1 leverage ratio and an 11.56% tier 1 risk-based ratio. We believe that our ability to attract and generate capital has facilitated our growth and is an integral component to the execution of our business plan.

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

Employees
At December 31, 2018, we had a total of 142 full-time employees, 2 part-time employees and no temporary employees. None of our employees are subject to a collective bargaining agreement.
Company Website and Availability of Securities and Exchange Commission Filings
Information regarding the Company is available through the Investor Relations link at www.mybankwell.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge at www.sec.gov and at www.mybankwell.com under the Investor Relations link. Information on the website is not incorporated by reference and is not a part of this annual report on Form 10-K.
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
We focus our marketing efforts on small to medium-sized businesses and professionals. This focus includes retail, service, wholesale distribution and manufacturing businesses. We attract these customers based on relationships and contacts that our Management and our Board of Directors have within and beyond the market area. We do not expect to compete with large institutions for the primary banking relationships of large corporations. Many of our larger commercial bank competitors have greater name recognition and offer certain services that we do not; however, we believe that our presence in our primary market area and focus on providing superior service to professionals at small to medium sized businesses and individual employees of such businesses are instrumental to our success.
We emphasize personalized banking services and the advantage of local decision-making in our banking businesses, and this emphasis has been well received by the public in our market area. We derive a majority of our business from our local market area which includes our primary market area of the New York metropolitan area, including Fairfield and New Haven Counties, Connecticut.
Lending Activities
General.   Our primary lending focus is to serve commercial and middle-market businesses, not-for-profit organizations and consumers with a variety of financial products and services, while maintaining strong and disciplined credit policies and procedures. We offer a wide array of commercial lending products to serve the needs of our customers. Commercial lending products include owner-occupied commercial real estate loans, commercial real estate investment loans, commercial loans (such as business term loans, equipment financing and lines of credit) to small and medium sized businesses and real estate construction and development loans. We focus our lending activities on loans that we originate to borrowers located in our market. We have established an informal, internal lending limit to one relationship of up to 40% of unimpaired capital and allowance for loan losses, if secured by commercial real estate. A relationship in this instance is defined as loans made to different entities but with a shared borrower principal(s). For individual loans, limits are set so as not to exceed the statutory maximum of 15% of unimpaired capital and allowance for loan losses.
We market our lending products and services to qualified borrowers through conveniently located banking offices, relationship networks and high touch personal service. We target our business development and marketing strategy primarily on small to medium sized businesses. Our relationship managers actively solicit the business of companies entering our market areas as well as long-standing businesses operating in the communities we serve. We seek to attract new lending customers through professional service, relationship networks, competitive pricing and innovative structure, including the utilization of federal and state tax incentives. We pride ourselves on smart, proficient underwriting and timely decision making for new loan requests due to our efficient approval structure and local decision-making. We believe this gives us a competitive advantage over larger institutions that are not as nimble.
Total loans before deferred loan fees and the allowance for loan losses were $1.6 billion at December 31, 2018. Since December 31, 2014, total loans have increased $675.0 million from $929.8 million, reflecting strong organic loan growth. The following table summarizes the composition of our loan portfolio for the dates indicated.

	At December 31,
	2018		2017		2016
	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
	(In thousands)
Real estate loans:
Residential	$178,079	11.10%	$193,524	12.54%	$195,729	14.33%
Commercial	1,094,066	68.18	987,242	63.98	845,322	61.89
Construction	73,191	4.56	101,636	6.59	107,441	7.86
	1,345,336	83.84	1,282,402	83.11	1,148,492	84.08
Commercial business	258,978	16.14	259,995	16.85	215,914	15.81
Consumer	412	0.02	619	0.04	1,533	0.11
Total loans	$1,604,726	100.00%	$1,543,016	100.00%	$1,365,939	100.00%

	At December 31,
	2015		2014
	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
	(In thousands)
Real estate loans:
Residential	$193,110	16.83%	$193,197	20.78%
Commercial	697,542	60.79	521,181	56.06
Construction	82,273	7.17	63,229	6.80
	972,925	84.79	777,607	83.64
Commercial business	172,853	15.06	149,259	16.05
Consumer	1,735	0.15	2,896	0.31
Total loans	$1,147,513	100.00%	$929,762	100.00%

Commercial loans.   We offer a wide range of commercial loans, including business term loans, equipment financing and lines of credit. Our target commercial loan market is small to medium sized businesses, including retail and professional establishments. The terms of these loans vary by purpose and by type of underlying collateral. The commercial loans primarily are underwritten on the basis of the borrower’s ability to service the loan from cash flow. We make equipment loans with conservative margins generally for a term of ten years or less, supported by the useful life of the equipment, at fixed or variable rates, with the loan fully amortizing over the term. Loans to support working capital typically have terms not exceeding two years and usually are secured by accounts receivable, inventory and/or personal guarantees of the principals of the business and at times by the commercial real estate of the borrower. For loans secured by accounts receivable or inventory, principal typically is repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is fully or partially amortized during the loan term with any balloon amount due at maturity. The quality of the commercial borrower’s management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower’s creditworthiness. Risks associated with our commercial loan portfolio include those related to the strength of the borrower’s business, which may be affected not only by local, regional and national market conditions, but also changes in the borrower’s management and other factors beyond the borrower’s control; those related to fluctuations in value of any collateral securing the loan; and those related to terms of the commercial loan, which may include balloon payments that must be refinanced or paid off at the end of the term of the loan. Our commercial loan portfolio presents a higher risk than our consumer real estate and consumer loan portfolios.
Commercial real estate loans.   We offer real estate loans for owner-occupied commercial properties as well as commercial property owned by real estate investors. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are also included in this category of loan throughout this document. Commercial real estate loan terms generally are limited to ten years or less, although payments may be structured on a longer amortization basis of twenty to thirty years. The interest rates on our commercial real estate loans may be fixed or adjustable, although rates typically are not fixed for a period exceeding five to ten years. We generally charge an origination fee for these loans. We often require personal guarantees from the principal owner of the business or real estate supported by a review of the principal owner's personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, the overall strength of the economy, new job creation trends, tenant vacancy rates, property use trends, business sector changes, environmental contamination, and the quality of the borrower’s management. We make efforts to limit our risk by analyzing the borrower's cash flow and collateral value as well as all of the sponsors’ investment activities. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as owner-occupied offices/warehouses/production facilities, office buildings, industrial, mixed-use residential/commercial, retail centers and multifamily properties. Our commercial real estate loan portfolio presents a higher risk than our consumer real estate and consumer loan portfolios.
Construction loans.   Our construction portfolio includes loans to small and medium sized businesses to construct owner-used properties, loans to developers of commercial real estate investment properties and residential developments and, to a lesser extent, loans to individual clients for construction of single family homes in our market. Construction and development loans are generally made with a term of one to two years and interest is paid monthly. The ratio of the loan principal to the value of the collateral, as established by independent appraisal, typically will not exceed industry standards. Loan proceeds are disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector. Risks associated with construction loans include fluctuations in the value of real estate, project completion risk, leasing risk and change in market trends. We are also exposed to risk based on the ability of the construction loan borrower to refinance the debt or sell the property upon completion of the project, which may be affected by changes in market trends since the time that we funded the construction loan.
Consumer real estate loans.   In the fourth quarter of 2017, management made the strategic decision to no longer originate residential mortgage loans. Prior to this decision we offered first lien one-to-four family mortgage loans, as well as home equity lines of credit, in each case primarily on owner-occupied primary residences. We also originated for sale one-to-four family mortgage loans, which are classified as loans held for sale until sold to investors. Although our consumer real estate loan portfolio presents lower levels of risk than our commercial, commercial real estate and construction loan portfolios, we are exposed to risk based on fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrower’s financial condition, which could be affected by numerous factors, including divorce, job loss, illness or other personal hardship.
Consumer loans.   We may offer consumer loans as an accommodation to our existing customers, but do not market consumer loans to persons who do not have a pre-existing relationship with us. As of December 31, 2018, our consumer loans represented less than 1% of our total loan portfolio. While consumer loans may not remain below 1% of our portfolio, we do not expect our consumer loans to become a material component of our loan portfolio at any time in the foreseeable future. Although we do not engage in any material amount of consumer lending, our consumer loans, which are underwritten primarily based on the borrower’s financial condition and, in many cases, are unsecured credits, subject us to risk based on changes in the borrower’s financial condition, which could be affected by numerous factors, including those discussed above.
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
Credit concentrations.   In connection with the management of our credit portfolio, we actively manage the composition of our loan portfolio, including credit concentrations. We monitor borrower and loan product concentrations on at least a quarterly basis. Loan product concentrations are reviewed annually in conjunction with the portfolio’s credit quality and the business plan for the coming year. All concentrations are monitored by our Chief Risk and Credit Officer and our Directors' Loan Committee. We have also established an informal, internal lending limit to one relationship of up to 40% of unimpaired capital and allowance for loan losses, if secured by commercial real estate. A relationship in this instance is defined as loans made to different entities but with a shared borrower principal(s). For individual loans, limits are set so as not to exceed the statutory maximum of 15% of unimpaired capital and allowance for loan losses. Our top 20 borrowing relationships range in exposure from $16.9 million to $84.9 million and are monitored on an on-going basis.
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
For 2018, it was our policy to review all non-amortizing commercial loans in excess of $50 thousand and amortizing commercial loans in excess of $750 thousand on an annual basis, or more frequently through the receipt of interim and annual financial statements and borrowing base certificates depending on loan structure and covenants. Our policies require rapid notification of delinquency and prompt initiation of collection actions. Relationship managers, portfolio managers, credit administration personnel and senior management proactively support collection activities in order to maximize accountability and efficiency.
As part of these annual review procedures, we analyze recent financial statements of the collateral property, business and/or borrower to determine the current level of occupancy, revenues and expenses and to investigate any deterioration in the value of the real estate collateral or in the borrower’s or company’s financial condition. Upon completion, we update, confirm or change the risk rating assigned to each loan. Relationship managers and portfolio managers are encouraged to bring potential credit issues to the attention of our Chief Risk and Credit Officer immediately upon any sign of deterioration in the performance of the borrower. We maintain a list of loans that receive additional attention if we believe there may be a potential credit risk via our Watch List report.
Loans that are upgraded or downgraded are reviewed by our Chief Risk and Credit Officer, while Watch List loans undergo a detailed quarterly analysis prepared by the relationship manager or portfolio manager and reviewed by management. This review includes an evaluation of the market conditions, the property’s or company’s trends, the borrower and guarantor status, the level of reserves required and loan accrual status. Additionally, we have an independent, third-party loan review performed semi-annually, which includes the accuracy of our loan grades and our credit administration functions. Finally, we perform an annual stress test of our commercial loan portfolio, in which we evaluate the impact on the portfolio of declining economic conditions, including lower values and decline in net operating income which may result from lower rental rates, lower occupancy rates and higher interest rates. Management reviews these reports and presents them to our loan committees. These asset review procedures provide management with additional information for assessing our asset quality.
Investment Activities
We manage our investment portfolio primarily for liquidity purposes. Our investment portfolio’s primary purpose is to provide adequate liquidity necessary to meet any reasonable decline in deposits and any anticipated increase in the loan portfolio. The majority of these securities are classified as available for sale. The portfolio’s secondary purpose is to generate adequate earnings to provide and contribute to stable income and to generate a profitable return while minimizing risk. Additionally, our investment portfolio may be used to provide adequate collateral for various regulatory or statutory requirements and to manage our interest rate risk. We invest in a variety of high-grade securities, including government agency securities, government guaranteed mortgage backed securities, highly rated corporate bonds and municipal securities. We regularly evaluate the composition of our portfolio as changes occur with respect to the interest rate yield curve. Although we may sell investment securities from time to time to take advantage of changes in interest rate spreads, it is our policy not to sell investment securities unless we can reinvest the proceeds at a similar or higher spread, so as not to take gains to the detriment of future income.
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
Deposits
Deposits are our primary source of funds to support our earning assets. We offer traditional depository products, including checking, savings, money market and certificates of deposit with a variety of rates. Deposits at the Bank are insured by the FDIC up to statutory limits. We have built a network of twelve deposit-taking branch offices and attracted significant transaction account business through our relationship-based approach.
Borrowed Funds
The Bank is a member of the Federal Home Loan Bank of Boston (FHLB), which is part of a twelve district Federal Home Loan Bank System. Members are required to own capital stock of the FHLB, and borrowings are collateralized by qualifying assets not otherwise pledged (principally single family residential mortgage loans and securities). The maximum amount of credit that the FHLB will extend varies from time to time, depending on its policies and the amount of qualifying collateral the member can pledge. We utilize advances from the FHLB as part of our overall funding strategy to meet short-term liquidity needs and, to a lesser degree, manage interest rate risk arising from the difference in asset and liability maturities.
On August 19, 2015, the Company completed a private placement of $25.5 million in aggregate principal amount of fixed rate subordinated notes (the “Notes”) to certain institutional investors. The Notes are non-callable for five years, have a stated maturity of August 15, 2025, and bear interest at a quarterly pay fixed rate of 5.75% per annum to the maturity date or the early redemption date (August 2020 and annually thereafter). The Notes have been structured to qualify for the Company as Tier 2 capital under regulatory guidelines. We used the net proceeds for general corporate purposes, which included maintaining liquidity at the holding company, providing equity capital to the Bank to fund balance sheet growth and our working capital needs.

Enterprise Risk Management
We place significant emphasis on risk mitigation as an integral component of our organizational culture. We believe that our emphasis on risk management is manifested in our historically solid asset quality statistics. Risk management with respect to our lending philosophy focuses, among other things, on structuring credits to provide for multiple sources of repayment, coupled with strong underwriting by experienced relationship managers, lending and credit management. We perform quarterly reviews of criticized loans and criticized asset action plans for those borrowers who display deteriorating financial conditions in order to monitor those relationships and implement corrective measures on a timely basis to minimize losses. In addition, we perform an annual stress test of our commercial loan portfolio, in which we evaluate the impact on the portfolio of declining property values and lower net operating incomes as a result of economic conditions, including lower rental rates and lower occupancy rates. The stress test focuses only on the cash flow and valuation of the properties or businesses and ignores the liquidity, net worth and cash flow of any guarantors related to the credits.
We also focus on risk management in other areas throughout our organization. The Chief Risk and Credit Officer oversees the Risk Management function and chairs a Risk Management Steering Committee. We currently outsource our asset/liability calculations to a reputable third party, and on a quarterly basis, that third party runs the full interest rate risk model. Results of the model are reviewed and validated by our ALCO.
Supervision and Regulation
General
The Bank is subject to extensive regulation by the Connecticut Department of Banking, as its chartering agency, and by the FDIC, as its deposit insurer. The Bank’s deposits are insured up to applicable limits by the FDIC through the Deposit Insurance Fund. The Bank is required to file reports with, and is periodically examined by, the FDIC and the Connecticut Department of Banking concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other financial institutions.
The primary goals of the bank regulatory system are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. This system is intended primarily for the protection of the Deposit Insurance Fund and bank depositors, rather than our shareholders and creditors. The banking agencies have broad enforcement power over bank holding companies and banks, including the authority, among other things, to enjoin “unsafe or unsound” practices, require affirmative action to correct any violation or practice, issue administrative orders that can be judicially enforced, direct increases in capital, direct the sale of subsidiaries or other assets, limit dividends and distributions, restrict growth, assess civil money penalties, remove officers and directors, and, with respect to banks, terminate deposit insurance or place the bank into conservatorship or receivership. In general, these enforcement actions may be initiated for violations of laws and regulations or unsafe or unsound practices.
The following discussion is a summary of the material laws, rules and regulations applicable to our operations, but does not purport to be a complete summary of all applicable laws, rules and regulations. These laws, rules and regulations may change from time to time and the regulatory agencies often have broad discretion in interpreting them. Any change in such laws, rules or regulations, whether by the Connecticut Department of Banking, the FDIC or the Federal Reserve Board could have a material adverse impact on the financial markets in general, and our operations and activities, financial condition, results of operations, growth plans and future prospects specifically.
Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Act has significantly changed the current bank regulatory structure and continues to affect the lending and investment activities and general operations of depository institutions and their holding companies.
The current United States government administration has announced that it intends to slow down the adoption of new Dodd-Frank Act regulations and to consider proposing changes to the legislation. The following summary assumes no changes to the Dodd-Frank Act and regulations adopted to date, other than as noted below in our discussion of the Economic Growth, Regulatory Relief, and Consumer Protection Act.
The Dodd-Frank Act created the Consumer Financial Protection Bureau with extensive powers to implement and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings associations including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings associations with more than $10 billion in assets. Banks and savings associations with $10 billion or less in assets will continue to be examined for compliance with federal consumer protection and fair lending laws by their applicable primary federal bank regulators. The Dodd-Frank Act also weakens the federal preemption available for national banks and federal savings associations and gives state attorneys general certain authority to enforce applicable federal consumer protection laws.
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
The Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the SEC to promulgate rules that would allow shareholders to nominate and solicit votes for their own candidates using a company’s proxy materials. It is challenging to predict the full impact the Dodd-Frank Act and its implementing regulations will have on community banks and their holding companies. The legislation and implementing regulations, particularly those provisions relating to the Consumer Financial Protection Bureau, has and is likely to continue to increase our operating and compliance costs.
Economic Growth, Regulatory Relief, and Consumer Protection Act
The Economic Growth, Regulatory Relief, and Consumer Protection Act (the EGRRCPA) became law on May 24, 2018. The EGRRCPA keeps in place fundamental aspects of the current bank regulatory structure, but provides community banks with relief from certain regulatory requirements, including some imposed by the Dodd-Frank Act.
Among other things, the EGRRCPA requires the federal banking agencies to develop regulations establishing a “community bank leverage ratio” for banks and holding companies with less than $10 billion in consolidated assets and a qualifying risk profile. The EGRRCPA defines “community bank leverage ratio” (or CBLR) as the ratio of tangible equity capital to average total consolidated assets. The required regulations must specify a minimum CBLR of not less than 8% and not more than 10%. Qualifying banks that exceed the minimum CBLR will be deemed to be in compliance with generally applicable risk-based capital and leverage requirements and will be considered “well-capitalized” under Section 38 of the Federal Deposit Insurance Act (FDIA). On November 21, 2018, the federal banking agencies issued a notice of proposed rulemaking regarding these provisions of the EGRRCPA. The agencies proposed a minimum CBLR of 9%.
The EGRRCPA provides insured depository institutions and their affiliates with less than $10 billion in total consolidated assets and limited trading activities with an exemption from the Dodd-Frank Act’s “Volcker Rule” (which generally restricts certain banking entities such as the Company and the Bank from engaging in proprietary trading activities and entering into certain relationships with hedge funds and private-equity funds).
The EGRRCPA increased the consolidated assets limit for bank holding companies covered by the Federal Reserve Board’s “Small Bank Holding Company Policy Statement” (the Policy) from $1 billion to $3 billion. In addition to the consolidated assets limit, a covered bank holding company may not be engaged in significant non-banking and off-balance sheet activities and may not have a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC. The Federal Reserve Board retains the authority to exclude any bank holding company from the Policy if such action is warranted for supervisory purposes. The Policy allows covered bank holding companies to operate with higher levels of debt than would normally be permitted. Under the Policy, a covered bank holding company is prohibited from paying dividends if its debt-to-equity ratio exceeds 1:1. In addition, the Federal Reserve Board expects that bank holding companies will retire all debt within 25 years of being incurred and reduce their debt to equity ratio to 30:1 or less within 12 years of incurring the debt. The Policy also directs that each depository institution subsidiary of a covered bank holding company remain well-capitalized. On August 28, 2018, the Federal Reserve Board issued an interim final rule regarding revisions to the Policy prompted by the EGRRCPA.
The EGRRCPA increased the consolidated assets threshold from $1 billion to $3 billion for insured depository institutions that qualify for an 18-month on-site exam cycle.
The EGRRCPA requires the federal banking agencies to promulgate regulations permitting insured depository institutions that have less than $5 billion in total consolidated assets (and satisfy other conditions) to use short-form reports of condition (i.e. call reports) for the first and third quarters of each year. On November 19, 2018, the federal banking agencies issued a notice of proposed rulemaking regarding these provisions of the EGRRCPA.
A number of the provisions included in the EGRRCPA require the federal banking agencies to issue regulations. It will likely take some time before all of these regulations are issued and fully implemented. The Company expects to continue to evaluate the potential impact of the EGRRCPA as it is further implemented by the regulators.

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
Dividends.   The Bank may pay cash dividends out of its net profits. For purposes of this restriction, “net profits” represents the remainder of all earnings from current operations. Further, the total amount of all dividends declared by a bank in any year may not exceed the sum of a bank’s net profits for the year in question combined with its retained net profits from the preceding two years. Federal law also prevents an institution from paying dividends or making other capital distributions that, if by doing so, would cause it to become “undercapitalized”. Beginning January 1, 2016, the Basel III Capital Rules limit the amount of dividends the Bank can pay if its capital ratios are below the threshold levels of the capital conservation buffer established by the rules. The capital conservation buffer was phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer of 2.5% (as a percentage of risk-weighted assets) became effective. The capital conservation buffer is in addition to the minimum risk-based capital requirement. The FDIC may further limit a bank’s ability to pay dividends. Moreover, the federal agencies have issued policy statements that provide that insured banks should generally only pay dividends out of current operating earnings.
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
Dividends.   The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the Bank Holding Company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the Bank Holding Company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. As discussed above, the Federal Reserve Board’s Small Bank Holding Company Policy Statement includes provisions regulating the payment of dividends by companies subject to that policy statement.
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
Under federal law, the Bank may not pay any dividend to us if the Bank is undercapitalized or the payment of the dividend would cause it to become undercapitalized. Beginning January 1, 2016, the Basel III Capital Rules limit the amount of dividends the Bank can pay to us if its capital ratios are below the threshold levels of the capital conservation buffer established by the rules. The capital conservation buffer was phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer of 2.5% (as a percentage of risk-weighted assets) became effective. The capital conservation buffer is in addition to the minimum risk-based capital requirement. The FDIC may further restrict the payment of dividends by requiring the Bank to maintain a higher level of capital than would otherwise be required for it to be adequately capitalized for regulatory purposes. Moreover, if, in the opinion of the FDIC, the Bank is engaged in an unsafe or unsound practice (which could include the payment of dividends), the FDIC may require, generally after notice and hearing, it to cease such practice. The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe banking practice. The FDIC has also issued policy statements providing that insured depository institutions generally should pay dividends only out of current operating earnings.
Redemption.   Bank holding companies are required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the consolidated net worth of the Bank Holding Company. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve Board order or any condition imposed by, or written agreement with, the Federal Reserve Board. This notification requirement does not apply to any bank holding company that (i) meets the well capitalized standard for commercial banks, (ii) is “well managed” within the meaning of the Federal Reserve Board regulations and (iii) is not subject to any unresolved supervisory issues. As discussed above, the Federal Reserve Board’s Small Bank Holding Company Policy Statement includes provisions regulating stock redemptions by companies subject to that policy statement, including when such notice requirements apply.
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
The Basel III Capital Rules limit a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” of 2.5% in addition to the minimum risk based capital requirement. The “capital conservation buffer” was being phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer became effective.
Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.
As discussed above, the Economic Growth, Regulatory Relief, and Consumer Protection Act includes simplified capital rules for community banks with less than $10 billion in total consolidated assets and with limited trading activities.
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
A material increase in FDIC insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what FDIC insurance assessment rates will be in the future.
Insurance of deposits may be terminated by the FDIC upon a finding that a depository institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We are not aware of any current practice, condition or violation that might lead to termination of the Bank’s deposit insurance.
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

•
Electronic Fund Transfer Act and Regulation E issued by the Consumer Financial Protection Bureau to implement that act, which govern electronic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	Rules and regulations of the various federal banking agencies charged with the responsibility of implementing these federal laws.
Federal Reserve System.   The Federal Reserve Board regulations require depository institutions to maintain noninterest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts. The Bank is in compliance with these requirements.
Federal Home Loan Bank of Boston (FHLB).   The Bank is a member of the FHLB, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB.
Community Reinvestment Act (CRA).   Under the CRA, as implemented by FDIC regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the FDIC, in connection with its examination of a bank, to assess the bank’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such bank, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of a bank’s CRA performance utilizing a four-tiered descriptive rating system. In particular, the system focuses on three tests:

•	A lending test, to evaluate the bank’s record of making loans in its assessment areas;

•	An investment test, to evaluate the bank’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and

•	A service test, to evaluate the bank’s delivery of services through its branches, ATMs, and other offices.
Connecticut has its own statutory counterpart to the CRA which is applicable to the Bank. The Connecticut version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Connecticut law requires the Connecticut Department of Banking to consider, but not be limited to, a bank’s record of performance under Connecticut law in considering any application by the Bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. In our most recent evaluation under Connecticut law the Bank received a CRA rating of “satisfactory”.
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

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, color, religion or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use of consumer credit reports and the provision of information to credit reporting agencies;

•	Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Real Estate Settlement Procedures Act, governing closing costs and settlement procedures and disclosures to consumers related thereto;

•	Service members Civil Relief Act of 2004, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.
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
Incentive Compensation Guidance.   The federal banking agencies have released comprehensive guidance on incentive compensation policies focused on ensuring that financial institutions’ incentive compensation policies do not undermine the safety and soundness of those institutions by encouraging excessive risk taking. The incentive compensation guidance sets expectations for financial institutions concerning their incentive compensation arrangements and related risk management, control and governance processes. All employees that have the ability to materially affect the risk profile of a financial institution, either individually or as part of a group, are covered by the guidance. The guidance is based upon three core concepts: (1) balanced risk-taking incentives; (2) effective controls and risk management compatibility; and (3) strong corporate governance. Deficiencies in compensation practices that are identified may be incorporated into the institution’s supervisory ratings, which can affect the organization’s ability to take certain actions, including the ability to make acquisitions or take other actions. Enforcement actions by the institution’s primary federal banking agency may be initiated if the institution’s incentive compensation programs pose a risk to the safety and soundness of the organization. In addition, beginning January 1, 2016, the Basel III Capital Rules limit discretionary bonus payments to the Bank’s executive officers if its capital ratios are below the threshold levels of the capital conservation buffer established by the rules. The capital conservation buffer was phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer of 2.5% (as a percentage of risk-weighted assets) became effective. The capital conservation buffer is in addition to the minimum risk-based capital requirement.
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
Financial Modernization.   The Gramm-Leach-Bliley Act, or the GLB Act, permits greater affiliation among banks, securities firms, insurance companies, and other companies under a type of financial services company known as a “financial holding company”. A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The GLB Act also permits the Federal Reserve Board and the Treasury Department to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a “satisfactory” CRA rating. A financial holding company must provide notice to the Federal Reserve Board within 30 days after commencing activities previously determined by statute or by the Federal Reserve Board and Department of the Treasury to be permissible. We have not submitted notice to the Federal Reserve Board of intent to be deemed a financial holding company. However, we are not precluded from submitting a notice in the future should we wish to engage in activities only permitted to financial holding companies.
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
The Bank Secrecy Act and Related Anti-Money Laundering and Anti-Terrorist Financing Legislation.   The Bank Secrecy Act, or the BSA, provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (1) requiring standards for verifying customer identification information at account opening; (2) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (3) reports filed with the Treasury Department’s Financial Crimes Enforcement Network of transactions exceeding $10,000 in currency; (4) filing suspicious activities reports by financial institutions regarding suspected customer money laundering, terrorism financing, or other violations of U.S. laws and regulations; and (5) requiring enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.
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
The Office of Foreign Assets Control, or OFAC, which is a division of the Treasury Department, is responsible for helping to ensure that U.S. entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC maintains lists of names of persons and organizations suspected of aiding, harboring or engaging in money laundering, terrorist acts, and other crimes. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, the Bank must freeze such account, file a suspicious activity report and notify OFAC. We have established policies and procedures to ensure compliance with the federal anti-laundering and combating terrorism provisions.
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
On December 22, 2017 the Tax Cuts and Jobs Act of 2017 was signed into law. As a result, the corporate tax rate was reduced from 35% to 21%. Companies are required to recognize the effect of tax law changes in the period of enactment in accordance with GAAP. As result of the tax law changes the Company recognized a write-down of its deferred tax asset position in the amount of $3.3 million for the year ended December 31, 2017.
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
Net Operating Loss Carryovers:   For the years ended 2018 and prior a corporation may carry back generated net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. For net operating losses arising in tax years after 2018, a corporation may not carryback the net operating loss but may carryforward such losses indefinitely, however the net operating loss deduction in a given year is limited to 80% of taxable income. At December 31, 2018, we had $2.5 million of net operating loss carryforwards for federal income tax purposes. The carryovers were transferred to the Company upon the merger with The Wilton Bank.
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
State Taxation
We are subject to the Connecticut corporation business tax. The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (7.5% for the fiscal years ending December 31, 2018 and 2017) to arrive at Connecticut income tax. We are also subject to state income tax in other states as a result of loan originations made in other states.
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
Our growth over the last several years has been partially attributable to our ability to originate and retain loans. A good number of these loans have been made to a small number of borrowers, resulting in a high concentration of large loans to certain borrowers. We have established an informal, internal lending limit to one relationship of up to 40% of unimpaired capital and allowance for loan losses, if secured by commercial real estate. A relationship in this instance is defined as loans made to different entities but with a shared borrower principal(s). For individual loans, limits are set so as not to exceed the statutory maximum of 15% of unimpaired capital and allowance for loan losses. However, we may, under certain circumstances, consider going above our internal limit in situations where we are confident that (1) the loan to value ratio, other characteristics or the structure of the loan is such that it is a lower risk than standard, (2) we will be able to sell to another institution some portion of the relationship debt as either a whole loan or participation, (3) there is sufficient diversification in the ownership structure of the proposed borrowing entity that the involvement of one party to whom we have extended other debt will not significantly negatively impact the proposed loan’s performance in a downturn or (4) the proposed loan is secured by particularly strong collateral, for example, a commercial real estate loan secured by real estate that has strong tenants with long-term leases, thereby reducing the reliance on the principals of the borrowing entity. As of December 31, 2018, our five largest relationships ranged from approximately $36.5 million to $84.9 million, and comprised in the aggregate, approximately 15% of our loan portfolio. In addition to other typical risks related to any loan, such as deterioration of the collateral securing the loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay their loan obligations for any reason, our nonperforming loans and our allowance for loan losses could increase significantly, which could adversely and materially affect our business, financial condition and results of operations.
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
Risk of loss on a construction loan depends largely upon whether our initial estimate of the property’s value at completion of construction equals or exceeds the cost of the property construction (including interest), the availability of permanent takeout financing, the completion of the project and/or the builder’s ability to ultimately lease or sell the property. During the construction phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan or by sale of collateral.
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
As a result of our growth over the past recent years, a large portion of loans in our loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because a large portion of our portfolio is relatively new, the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned and may not serve as a reliable basis for predicting the health and nature of our loan portfolio, including net charge-offs and the ratio of nonperforming assets in the future. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of our loan portfolio. If defaults increase, we could experience an increase in delinquencies and charge-offs and we may be required to increase our allowance for loan losses, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

A prolonged downturn in the real estate market could result in losses and adversely affect our profitability.
As of December 31, 2018, the majority of our loan portfolio was composed of commercial and consumer real estate loans. The sale of real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A decline in real estate values could impair the value of our collateral and our ability to sell the collateral upon any foreclosure, which would likely require us to increase our provision for loan losses. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. If we are required to re-value the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability could be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the U.S. Federal Reserve Board, or the Federal Reserve, or the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore net income, could be adversely affected. A continuation of the current levels of interest rates could cause the spread between our loan yields and our deposit rates paid to compress our net interest margin and our net income could be adversely affected. Further, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our business, financial condition, results of operations and future prospects.
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
We conduct a majority of our operations in the New York metropolitan area, including Fairfield and New Haven Counties, Connecticut. A majority of the real estate loans in our loan portfolio are secured by properties located in the New York metropolitan area, including Fairfield and New Haven Counties. In addition, as of December 31, 2018, the majority of the loans in our loan portfolio (measured by dollar amount) were made to borrowers who live or conduct business in the New York metropolitan area. We compete against a number of financial institutions who maintain significant operations located outside of the New York metropolitan area and outside the State of Connecticut. Accordingly, any regional or local economic downturn, or natural or man-made disaster, that affects Connecticut or the New York metropolitan area or existing or prospective property or borrowers in Connecticut or the New York metropolitan area may affect us and our profitability more significantly and more adversely than our more geographically diversified competitors, which could cause a material adverse effect on our business, financial condition, results of operations and prospects.
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
We are led by an experienced core management team with substantial experience in the market that we serve, and our operating strategy focuses on providing products and services through long-term relationship managers. Accordingly, our success depends in large part on the performance of our key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. We believe that retaining the services and skills of our management team is important to our success. The unexpected loss of services of any of our key personnel could have an adverse impact on us because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, which could cause a material adverse effect on our business, financial condition, results of operations and prospects.
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
Uncertainty about the future of LIBOR may adversely affect our business.
LIBOR is used extensively in the United States as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2021. It is uncertain at this time whether LIBOR will change or cease to exist or the extent to which those entering into financial contracts will transition to any other particular benchmark. Other benchmarks may perform differently than LIBOR or alternative benchmarks have performed in the past or have other consequences that cannot currently be anticipated. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding if LIBOR ceases to exist.
We have derivative contracts and limited loan exposure tied to LIBOR. Although we are not yet able to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

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
We are subject to further reporting requirements under the rules of the FDIC for the year ended December 31, 2018 as the Bank’s total assets exceed $1.0 billion, including a requirement for management to prepare a report that contains an assessment by management of the Bank’s effectiveness of internal control structure and procedures for financial reporting as of the end of such fiscal year. In addition, we are required to obtain an independent public accountant’s attestation report concerning our internal control structure over financial reporting. The rules for management to assess the Bank’s internal controls over financial reporting are complex, and require significant documentation, testing and possible remediation. The effort to comply with regulatory requirements relating to internal controls cause us to incur increased expenses and a diversion of management’s time and other internal resources. If the Bank cannot favorably assess the effectiveness of its internal controls over financial reporting, or if its independent registered public accounting firm is unable to provide an unqualified attestation report on the Bank’s internal controls, the price of our common stock as well as investor confidence could be adversely affected and we may be subject to additional regulatory scrutiny.
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
We also lease office space for each of our branch offices in New Canaan, Stamford, Norwalk, Fairfield and North Haven Connecticut. The leases for our facilities have terms expiring at dates ranging from 2019 to 2030, although certain of the leases contain options to extend beyond these dates. We own the Wilton and Hamden branch offices. We believe that our current facilities are adequate for our current level of operations. Each lease is at market rate based on similar properties in the applicable market area. We believe that we have the necessary infrastructure in place to support our projected growth.
During the second quarter of 2018, the Company opened three additional branch locations, located in Darien, Westport, and Stamford, Connecticut.
Our branch offices are located as follows:

Branch	Address	Owned or Leased
Elm Street	208 Elm Street New Canaan, CT 06840	Lease (expires 2021)
Cherry Street	156 Cherry Street New Canaan, CT 06840	Lease (expires 2021)
Bedford	612 Bedford Street Stamford, CT 06901	Lease (expires 2020)
High Ridge	1095 High Ridge Road, Stamford, CT 06905	Lease (expires 2028)
Black Rock	2220 Black Rock Turnpike Fairfield, CT 06825	Lease (expires 2024)
Sasco Hill	One Sasco Hill Road Fairfield, CT 06824	Lease (expires 2024)
Wilton	47 Old Ridgefield Road Wilton, CT 06897	Own
Norwalk	370 Westport Avenue Norwalk, CT 06851	Lease (expires 2030)
Hamden	2704 Dixwell Avenue Hamden, CT 06518	Own
North Haven	24 Washington Avenue North Haven, CT 06473	Lease (expires 2019)
Westport	100 Post Road East, Westport, CT 06880	Lease (expires 2028)
Darien	1065 Post Road, Darien, CT 06820	Lease (expires 2028)

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
There were approximately 280 shareholders of record of BWFG Common Stock as of December 31, 2018. This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms or other nominees.
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
Issuer Purchases of Equity Securities
On December 19, 2018, the Company's Board of Directors authorized a share repurchase program of up to 400,000 shares of the Company's Common Stock. The Company intends to accomplish the share repurchases through open market transactions, though the Company could accomplish repurchases through other means, such as privately negotiated transactions. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The share repurchase plan does not obligate the Company to acquire any particular amount of Common Stock, and it may be modified or suspended at any time at the Company's discretion. The Company did not repurchase any of its common stock during 2018 or 2017.
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

Index	5/15/2014	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Bankwell Financial Group, Inc.	100.00	116.67	110.28	180.56	190.78	159.50
Nasdaq Composite Index	100.00	116.39	123.05	132.29	169.65	163.06
Nasdaq Bank Index	100.00	109.89	117.17	158.21	163.76	134.44
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
Item 6.    Selected Financial Data
The following table sets forth selected consolidated financial data as of the dates and for the periods presented. The selected consolidated statement of financial condition data as of December 31, 2018 and 2017 and the selected consolidated statement of income data for the years ended December 31, 2018, 2017 and 2016 have been derived mainly from our audited consolidated financial statements and related notes that we have included elsewhere in this Annual Report. The selected consolidated statement of financial condition data as of December 31, 2016, 2015 and 2014 and the selected consolidated statement of income data for the years ended December 31, 2015 and 2014 have been derived mainly from audited consolidated financial statements that are not presented in this Annual Report.
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

Selected Financial Data

	At or For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share data)
Statements of Income:
Interest income	$80,064	$71,201	$60,990	$50,754	$35,589
Interest expense	23,738	16,837	11,898	7,966	3,929
Net interest income	56,326	54,364	49,092	42,788	31,660
Provision for loan losses	3,440	1,341	3,914	3,230	2,152
Net interest income after provision for loan losses	52,886	53,023	45,178	39,558	29,508
Noninterest income	3,900	4,629	2,676	3,484	3,041
Noninterest expense	35,633	32,523	29,544	29,171	25,812
Income before income tax	21,153	25,129	18,310	13,871	6,737
Income tax expense	3,720	11,299	5,960	4,841	2,169
Net income	17,433	13,830	12,350	9,030	4,568
Net income attributable to common shareholders	$17,433	$13,830	$12,350	$8,905	$4,458
Per Share Data:
Basic earnings per share	$2.23	$1.80	$1.64	$1.23	$0.78
Diluted earnings per share	$2.21	$1.78	$1.62	$1.21	$0.78
Book value per share (end of period)(a)	22.43	20.98	19.39	17.87	16.84
Tangible book value per share (end of period)(a)(b)	22.06	20.59	18.98	17.43	16.35
Dividend payout ratio(f)	21.56%	15.54%	13.45%	4.16%	—%
Shares outstanding (end of period)(a)	7,764,647	7,676,238	7,524,069	7,372,968	7,019,620
Weighted average shares outstanding–basic	7,722,175	7,572,409	7,396,019	7,071,550	5,577,942
Weighted average shares outstanding–diluted	7,775,480	7,670,413	7,491,052	7,140,558	5,605,512
Performance Ratios:
Return on average assets(c)	0.94%	0.80%	0.85%	0.75%	0.52%
Return on average common shareholders’ equity	10.19%	8.93%	8.94%	6.67%	5.13%
Return on average shareholders’ equity(c)	10.19%	8.93%	8.94%	6.76%	4.66%
Average shareholders’ equity to average assets	9.24%	8.97%	9.47%	11.08%	11.14%
Net interest margin	3.18%	3.30%	3.54%	3.77%	3.84%
Efficiency ratio(b)	59.2%	54.9%	56.5%	62.3%	68.7%
Asset Quality Ratios:
Total past due loans to total loans(d)	0.78%	1.67%	0.47%	0.51%	0.86%
Nonperforming loans to total loans(d)	0.88%	0.36%	0.22%	0.33%	0.36%
Nonperforming assets to total assets(e)	0.75%	0.31%	0.20%	0.38%	0.39%
Allowance for loan losses to nonperforming loans	109.80%	344.90%	612.26%	373.76%	323.02%
Allowance for loan losses to total loans(d)	0.96%	1.23%	1.32%	1.23%	1.17%
Net charge-offs (recoveries) to average loans(d)	0.44%	0.03%	0.01%	(0.01)%	(0.05)%
Statements of Financial Condition:
Total assets	$1,873,665	$1,796,607	$1,628,919	$1,330,372	$1,099,531
Gross portfolio loans(d)	1,604,726	1,543,016	1,365,939	1,147,513	929,762
Investment securities	116,584	113,767	104,610	50,807	76,463
Deposits	1,502,244	1,398,405	1,289,037	1,046,942	835,439
FHLB borrowings	160,000	199,000	160,000	120,000	129,000
Subordinated debt	25,155	25,103	25,051	25,000	—
Total equity	174,196	161,027	145,895	131,769	129,210
Capital Ratios:
Tier 1 capital to average assets
Bankwell Bank	10.14%	9.61%	10.10%	10.84%	11.12%
Tier 1 capital to risk-weighted assets
Bankwell Bank	11.56%	10.99%	11.59%	12.18%	12.47%
Total capital to risk-weighted assets
Bankwell Bank	12.50%	12.19%	12.85%	13.39%	13.55%
Total shareholders’ equity to total assets	9.30%	8.96%	8.96%	9.90%	11.75%
Tangible common equity ratio(b)	9.16%	8.81%	8.78%	9.68%	10.47%

(a)	Excludes preferred stock and unvested restricted stock awards.

(b)
This measure is not a measure recognized under GAAP and is therefore considered to be a non-GAAP financial measure. See “Non-GAAP Financial Measures” for a description of this measure and a reconciliation of this measure to its most directly comparable GAAP measure.

(c)	Calculated based on net income before preferred stock dividend.

(d)	Calculated using the principal amounts outstanding on loans.

(e)	Nonperforming assets consist of nonperforming loans and other real estate owned.

(f)	The Company paid its first quarterly dividend to shareholders in the fourth quarter of 2015.
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
Return on average common shareholders’ equity is defined as net income attributable to common shareholders divided by total average shareholders’ equity less average preferred stock, if any.
The information provided below presents a reconciliation of each of our non-GAAP financial measures to the most directly comparable GAAP financial measure.

	Years Ended December 31,
	2018	2017	2016	2015	2014
Efficiency Ratio
Noninterest expense	$35,633	$32,523	$29,544	$29,171	$25,812
Less: foreclosed real estate expenses	—	70	157	168	36
Less: Amortization of Intangibles	92	118	151	196	133
Less: merger and acquisition expenses	—	—	—	2	1,801
Adjusted noninterest expense (numerator)	$35,541	$32,335	$29,236	$28,805	$23,842
Net interest income	$56,326	$54,364	$49,092	$42,788	$31,660
Noninterest income	3,900	4,629	2,676	3,484	3,041
Adjustments for: gains/(losses) on sales of securities	222	165	(115)	—	—
Adjustments for: (losses) gains on sale of foreclosed real estate	—	(78)	128	—	—
Adjusted operating revenue (denominator)	$60,004	$58,906	$51,755	$46,272	$34,701
Efficiency ratio	59.2%	54.9%	56.5%	62.3%	68.7%
Tangible Common Equity and Tangible Common Equity/Tangible Assets
Total shareholders’ equity	$174,196	$161,027	$145,895	$131,769	$129,210
Less: preferred stock	—	—	—	—	10,980
Common shareholders’ equity	174,196	161,027	145,895	131,769	118,230
Less: Intangible assets	2,879	2,971	3,090	3,241	3,437
Tangible Common shareholders’ equity	$171,317	$158,056	$142,805	$128,528	$114,793
Total assets	$1,873,665	$1,796,607	$1,628,919	$1,330,372	$1,099,531
Less: Intangible assets	2,879	2,971	3,090	3,241	3,437
Tangible assets	$1,870,786	$1,793,636	$1,625,829	$1,327,131	$1,096,094
Tangible common shareholders’ equity to tangible assets	9.16%	8.81%	8.78%	9.68%	10.47%
Tangible Book Value per Share
Total shareholders’ equity	$174,196	$161,027	$145,895	$131,769	$129,210
Less: preferred stock	—	—	—	—	10,980
Common shareholders’ equity	174,196	161,027	145,895	131,769	118,230
Less: Intangible assets	2,879	2,971	3,090	3,241	3,437
Tangible common shareholders’ equity	$171,317	$158,056	$142,805	$128,528	$114,793
Common shares issued	7,842,271	7,751,424	7,620,663	7,516,291	7,185,482
Less: shares of unvested restricted stock	77,624	75,186	96,594	143,323	165,862
Common shares outstanding	7,764,647	7,676,238	7,524,069	7,372,968	7,019,620
Book value per share	$22.43	$20.98	$19.39	$17.87	$16.84
Less: effects of intangible assets	0.37	0.39	0.41	0.44	0.49
Tangible Book Value per Common Share	$22.06	$20.59	$18.98	$17.43	$16.35
Total Revenue
Net Interest income	$56,326	$54,364	$49,092	$42,788	$31,660
Add: noninterest income	3,900	4,629	2,676	3,484	3,041
Total Revenue	$60,226	$58,993	$51,768	$46,272	$34,701
Noninterest income as a percentage of total revenue	6.48%	7.85%	5.17%	7.53%	8.76%
Return on Average Common Shareholders’ Equity
Net Income Attributable to Common Shareholders	$17,433	$13,830	$12,350	$8,905	$4,458
Total average shareholders’ equity	$171,024	$154,929	$138,131	$133,553	$97,921
Less: average preferred stock	—	—	—	—	10,980
Average Common Shareholders’ Equity	171,024	154,929	138,131	133,553	86,941
Return on Average Common Shareholders’ Equity	10.19%	8.93%	8.94%	6.67%	5.13%

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
General
Bankwell Financial Group, Inc. is a bank holding company headquartered in New Canaan, Connecticut. Through our wholly owned subsidiary, Bankwell Bank, we serve small and medium-sized businesses and retail customers in the New York metropolitan area and throughout Connecticut with the majority of our loans in Fairfield and New Haven Counties, Connecticut. We have a history of building long-term customer relationships and attracting new customers through what we believe is our strong customer service and our ability to deliver a diverse product offering.
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
Executive Overview
We are focused on being the “Hometown” bank and the banking provider of choice in our attractive market area, and to serve as a locally based alternative to our larger competitors. We aim to do this through:

•	Responsive, customer-centric products and services and a community focus;

•	Strategic acquisitions;

•	Utilization of efficient and scalable infrastructure; and

•	Disciplined focus on risk management.
On August 19, 2015, the Company completed a private placement of $25.5 million in aggregate principal amount of fixed rate subordinated notes (the “Notes”) to certain institutional investors. The Notes are non-callable for five years, have a stated maturity of August 15, 2025, and bear interest at a quarterly pay fixed rate of 5.75% per annum to the maturity date or the early redemption date, August 2020 and annually thereafter.
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
On January 31, 2018, the Company’s Board of Directors declared a $0.12 per share cash dividend, payable March 8, 2018 to shareholders of record on February 26, 2018. On April 25, 2018 the Company’s Board of Directors declared a $0.12 per share cash dividend, payable May 25, 2018 to shareholders of record on May 15, 2018. On July 26, 2018 the Company’s Board of Directors declared a $0.12 per share cash dividend, payable August 27, 2018 to shareholders of record on August 17, 2018. On October 30, 2018 the Company’s Board of Directors declared a $0.12 per share cash dividend, payable November 26, 2018 to shareholders of record on November 16, 2018.
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
Key Financial Measures

	Key Financial Measures(a)
	At or For the Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands, except per share data)
Selected balance sheet measures:
Total assets	$1,873,665	$1,796,607	$1,628,919
Gross portfolio loans	1,604,726	1,543,016	1,365,939
Deposits	1,502,244	1,398,405	1,289,037
FHLB borrowings	160,000	199,000	160,000
Subordinated debt	25,155	25,103	25,051
Total equity	174,196	161,027	145,895
Selected statement of income measures:
Total revenue(c)	60,226	58,993	51,768
Net interest income before provision for loan losses	56,326	54,364	49,092
Income before income tax expense	21,153	25,129	18,310
Net income	17,433	13,830	12,350
Basic earnings per share	$2.23	$1.80	$1.64
Diluted earnings per share	$2.21	$1.78	$1.62

	Key Financial Measures(a)
	At or For the Years Ended December 31,
	2018	2017	2016

Other financial measures and ratios:
Return on average assets	0.94%	0.80%	0.85%
Return on average common shareholders’ equity(c)	10.19%	8.93%	8.94%
Net interest margin	3.18%	3.30%	3.54%
Efficiency ratio(c)	59.2%	54.9%	56.5%
Tangible book value per share (end of period)(c)(d)	$22.06	$20.59	$18.98
Net charge-offs to average loans(b)	0.44%	0.03%	0.01%
Nonperforming assets to total assets(e)	0.75%	0.31%	0.20%
Allowance for loan losses to nonperforming loans	109.80%	344.90%	612.26%
Allowance for loan losses to total loans(b)	0.96%	1.23%	1.32%

(a)
We have derived the selected balance sheet measures as of December 31, 2018 and 2017 and the selected statement of income measures for the years ended December 31, 2018, 2017 and 2016 from our audited consolidated financial statements included elsewhere in this annual report. Average balances have been computed using daily averages. Our historical results may not be indicative of our results for any future period.

(b)	Calculated using the principal amounts outstanding on loans.

(c)
This measure is not a measure recognized under GAAP and is therefore considered to be a non-GAAP financial measure. See “Non-GAAP Financial Measures” for a description of this measure and a reconciliation of this measure to its most directly comparable GAAP measure.

(d)	Excludes unvested restricted stock awards.

(e)	Nonperforming assets consist of nonperforming loans and other real estate owned.

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
Allowance for Loan Losses
Determining an appropriate level of allowance for loan losses involves a high degree of judgment. We use a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes elements for specific reserves on impaired loans and loss allocations for non-impaired loans.
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
Loss allocations for non-impaired loans are based on an internal rating system and the application of loss allocation factors. The loan rating system is described under the caption “Credit quality indicators” in Note 5 of the Notes to Consolidated Financial Statements. The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral. The loss allocation factors also take into account general and regional economic statistics, trends, and portfolio characteristics such as age of portfolio and the Bank’s experience with a particular loan product. We periodically reassess and adjust the loss allocation factors used in the assignment of loss factors that we believe are not adequately presented in historical loss experience including trends in real estate values, changes in unemployment levels and increases in delinquency levels to appropriately reflect our analysis of migratory loss experience.
Because the methodology is partly based upon peer bank data and trends, current economic data as well as management’s judgment, factors may arise that result in different estimations. Adversely different conditions or assumptions could lead to increases in the allowance. In addition, various regulatory agencies periodically review the allowance for loans losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination. As of December 31, 2018, management believes that the allowance is adequate and consistent with asset quality and delinquency indicators.

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
Derivative Instrument Valuation
The Company enters into interest rate swap agreements as part of the Company’s interest rate risk management strategy. Management applies the hedge accounting provisions of Accounting Standards Codification (“ASC”) Topic 815, and formally documents at inception all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the various hedges. Additionally, the Company assesses whether the derivative used in its hedging transaction is expected to be and has been highly effective in offsetting changes in the fair value or cash flows of the hedged item. The Company discontinues hedge accounting when it is determined that a derivative is not expected to be or has ceased to be highly effective as a hedge, and then reflects changes in fair value of the derivative in earnings after termination of the hedge relationship.
The Company has characterized all of its interest rate swaps that qualify under ASC Topic 815 hedge accounting as cash flow hedges. Cash flow hedges are used to minimize the variability in cash flows of assets or liabilities, or forecasted transactions caused by interest rate fluctuations, and are recorded at fair value in other assets within the consolidated balance sheet. Changes in the fair value of these cash flow hedges are initially recorded in accumulated other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings.
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
Evaluation of Investment Securities for Other Than Temporary Impairment
The Company evaluates investment securities within the Company’s available for sale and held to maturity portfolios for other-than-temporary impairment (“OTTI”), at least quarterly. If the fair value of a debt security is below the amortized cost basis of the security, OTTI is required to be recognized if any of the following are met: (1) the Company intends to sell the security; (2) it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that are intended for sale, or more likely than not will be required to sell, the full amount of the loss is recognized as OTTI through earnings. Credit related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes. Should actual factors and conditions differ materially from those expected by management, the actual realization of gains or losses on investment securities could differ materially from the amounts recorded in the financial statements.
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
Earnings Overview
2018 Earnings Overview
Our net income for the year ended December 31, 2018 was $17.4 million, an increase of $3.6 million, or 26.1%, compared to the year ended December 31, 2017. Net income available to common shareholders for the year ended December 31, 2018 was $17.4 million, or $2.21 per diluted share, compared to net income available to common shareholders of $13.8 million, or $1.78 per diluted share for the year ended December 31, 2017. Our returns on average shareholders' equity and average assets for the year ended December 31, 2018, were 10.19% and 0.94%, respectively, compared to 8.93% and 0.80%, respectively for the year ended December 31, 2017.
The increase in net income for 2018 compared to 2017 was primarily a result of higher net interest income and income tax expense savings resulting from the tax law change enacted in 2017. Net interest income for the year ended December 31, 2018 was $56.3 million, an increase of $2.0 million compared to the year ended December 31, 2017. Our net interest margin decreased 12 basis points to 3.18% for the year ended December 31, 2018 compared to the year ended December 31, 2017 reflecting higher rates on interest bearing deposits driven by rate increases in our competitive marketplace.
Our efficiency ratio was 59.2% for the year ended December 31, 2018 compared to 54.9% for the year ended December 31, 2017. The increase in the efficiency ratio was driven by slower growth in net interest income and an increase in noninterest expense associated with the opening of three new branches during the second quarter of 2018, as well as a number of non-recurring expenses recognized in the first quarter of 2018 that caused our efficiency ratio to temporarily jump to 62.0%.
2017 Earnings Overview
Our net income for the year ended December 31, 2017 was $13.8 million, an increase of $1.5 million, or 12.0%, compared to the year ended December 31, 2016. Net income available to common shareholders for the year ended December 31, 2017, was $13.8 million, or $1.78 per diluted share, compared to net income available to common shareholders of $12.4 million, or $1.62 per diluted share, for the year ended December 31, 2016. Our returns on average shareholders' equity and average assets for the year ended December 31, 2017, were 8.93% and 0.80%, respectively, compared to 8.94% and 0.85%, respectively for the year ended December 31, 2016. The decrease in returns was entirely attributable to the write-off of the deferred tax asset at year-end 2017 due to the Tax Cuts and Jobs Act of 2017.
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

Year ended December 31, 2018 compared to year ended December 31, 2017
FTE net interest income for the years ended December 31, 2018 and 2017 was $56.6 million and $55.0 million, respectively. Net interest income increased due to higher yields and an increase in earning assets offset by higher rates and volume on interest bearing deposits.
FTE basis interest income for the year ended December 31, 2018 increased by $8.5 million to $80.3 million, or 12%, compared to FTE basis interest income for the year ended December 31, 2017 due primarily to growth in higher yielding interest earning assets, specifically, loan growth and yield increases in our commercial real estate and commercial business portfolios. Average interest earning assets were $1.8 billion for the year ended December 31, 2018, increasing by $115.5 million, or 7%, from the year ended December 31, 2017. The average balance of total loans increased $112.6 million, or 8%, contributing $7.9 million to the increase in interest income. The total average balance of securities for the year ended December 31, 2018 increased by $9.5 million, or 9%, from the year ended December 31, 2017. The total yield in earnings assets increased to 4.45% at December 31, 2018, compared to 4.25% at December 31, 2017. The increase in yield was primarily driven by an increase in rates on loans and an increase in income earned resulting from loan prepayments.
Interest expense for the year ended December 31, 2018, increased by $6.9 million, or 41%, compared to interest expense for 2017 due to an increase in volume and increases in rates on interest bearing deposits driven by rate increases in our competitive marketplace. The weighted average cost of deposits increased 41 basis points to 1.47% due to an increase in market rates and our desire to attract additional deposits. The weighted average cost of borrowed money increased by 11 basis points to 2.21%. Average interest bearing liabilities for the year ended December 31, 2018 increased by $106.9 million, or 8%, from the year ended December 31, 2017, primarily due to higher average balances in money market and savings accounts.
Year ended December 31, 2017 compared to year ended December 31, 2016
FTE net interest income for the years ended December 31, 2017 and 2016 was $55.0 million and $49.7 million, respectively. Net interest income increased due to increases in earning assets offset by higher rates and volume on interest bearing deposits driven by our continued earning asset growth.
FTE basis interest income for the year ended December 31, 2017 increased by $10.2 million to $71.8 million, or 17%, compared to FTE basis interest income for the year ended December 31, 2016 due primarily to growth in interest earning assets, specifically, loan growth in our commercial real estate and commercial business portfolios. Average interest earning assets were $1.7 billion for the year ended December 31, 2017 up by $263.2 million, or 19%, from the year ended December 31, 2016. The average balance of total loans increased $209.8 million, or 17%, contributing $8.8 million to the increase in interest income. The total average balance of securities for the year ended December 31, 2017 increased by $8.9 million, or 9%, from the year ended December 31, 2016. The total yield in earnings assets decreased to 4.25% at December 31, 2017 compared to 4.31% at December 31, 2016. The decrease in yield was primarily driven by a decrease in yields on commercial real estate loans and commercial business loans.
Interest expense for the year ended December 31, 2017 increased by $4.9 million, or 42%, compared to interest expense for 2016 due to an increase in volume and increases in rates on interest bearing deposits driven by promotional rate increases to remain competitive in the market place. The weighted average cost of deposits increased 20 basis points to 1.06% due to an increase in market rates and our desire to attract additional deposits. The weighted average cost of borrowed money decreased by 9 basis points to 2.10%. Average interest bearing liabilities for the year ended December 31, 2017 increased by $258.8 million, or 23%, from the year ended December 31, 2016, primarily due to higher average balances in time deposits, money market accounts and borrowed money.

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential
The following table below presents the average balances and yields earned on interest-earning assets and average balances and weighted average rates paid on our funding liabilities for the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,
	2018			2017			2016
	Average Balance	Interest	Yield/ Rate(5)	Average Balance	Interest	Yield/ Rate(5)	Average Balance	Interest	Yield/ Rate(5)
	(Dollars in thousands)
Assets:
Cash and fed funds sold	$77,923	$1,428	1.84%	$85,308	$790	0.93%	$41,838	$173	0.41%
Securities(1)	118,311	3,686	3.12	108,775	3,830	3.52	99,905	3,046	3.05
Loans:
Commercial real estate	1,014,255	47,967	4.66	907,223	41,638	4.53	772,890	36,572	4.65
Residential real estate	189,121	7,016	3.71	194,344	6,983	3.51	194,047	7,031	3.62
Construction(2)	90,773	4,667	5.07	107,752	5,195	4.75	100,611	4,602	4.50
Commercial business	282,425	15,037	5.25	253,868	12,981	5.04	185,523	9,791	5.19
Consumer	481	28	5.88	1,227	44	3.62	1,560	81	5.17
Total loans	1,577,055	74,715	4.67	1,464,414	66,841	4.50	1,254,631	58,077	4.55
Federal Home Loan Bank stock	9,177	517	5.63	8,486	337	3.97	7,366	255	3.46
Total earning assets	1,782,466	$80,346	4.45%	1,666,983	$71,798	4.25%	1,403,740	$61,551	4.31%
Other assets	68,002			60,904			54,580
Total assets	$1,850,468			$1,727,887			$1,458,320
Liabilities and shareholders’ equity:
Interest -bearing liabilities:
NOW	$60,410	$157	0.26%	$57,712	$93	0.16%	$56,123	$109	0.19%
Money market	482,886	6,431	1.33	404,848	3,427	0.85	317,210	1,836	0.58
Savings	124,214	1,649	1.33	102,915	763	0.74	72,800	315	0.43
Time	619,448	10,714	1.73	633,260	8,411	1.33	524,237	6,040	1.15
Total interest-bearing deposits	1,286,958	18,951	1.47	1,198,735	12,694	1.06	970,370	8,300	0.86
Borrowed money	213,546	4,787	2.21	194,875	4,143	2.10	164,450	3,598	2.19
Total interest-bearing liabilities	1,500,504	$23,738	1.58%	1,393,610	$16,837	1.21%	1,134,820	$11,898	1.05%
Noninterest-bearing deposits	166,566			169,250			172,098
Other liabilities	12,374			10,098			13,271
Total liabilities	1,679,444			1,572,958			1,320,189
Shareholders’ equity	171,024			154,929			138,131
Total liabilities and shareholders’ equity	$1,850,468			$1,727,887			$1,458,320
Net interest income(3)		$56,608			$54,961			$49,653
Interest rate spread			2.87%			3.04%			3.26%
Net interest margin(4)			3.18%			3.30%			3.54%

(1)	Average balances and yields for securities are based on amortized cost.

(2)	Includes commercial and residential real estate construction loans.

(3)
The adjustment for securities and loans taxable equivalency was $282 thousand, $597 thousand and $561 thousand, respectively, for the years ended December 31, 2018, 2017 and 2016. Tax exempt income was converted to a fully taxable equivalent basis at a 20 percent tax rate for 2018 and a 30 percent tax rate for 2017 and 2016.

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

	Year Ended December 31, 2018 vs 2017 Increase (Decrease)			Year Ended December 31, 2017 vs 2016 Increase (Decrease)
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest and dividend income:
Cash and fed funds sold	$(74)	$712	$638	$281	$336	$617
Securities	319	(463)	(144)	286	498	784
Loans:
Commercial real estate	5,031	1,298	6,329	6,206	(1,140)	5,066
Residential real estate	(190)	223	33	4	(52)	(48)
Construction	(857)	329	(528)	337	256	593
Commercial business	1,504	552	2,056	3,513	(323)	3,190
Consumer	(35)	19	(16)	(15)	(22)	(37)
Total loans	5,453	2,421	7,874	10,045	(1,281)	8,764
Federal Home Loan Bank stock	29	151	180	42	40	82
Total change in interest and dividend income	$5,727	$2,821	$8,548	$10,654	$(407)	$10,247
Interest expense:
Deposits:
NOW	$5	$59	$64	$3	$(19)	$(16)
Money market	756	2,248	3,004	594	997	1,591
Savings	184	702	886	164	284	448
Time	(187)	2,490	2,303	1,366	1,005	2,371
Total deposits	758	5,499	6,257	2,127	2,267	4,394
Borrowed money	411	233	644	654	(109)	545
Total change in interest expense	1,169	5,732	6,901	2,781	2,158	4,939
Change in net interest income	$4,558	$(2,911)	$1,647	$7,873	$(2,565)	$5,308
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
The provision for loan losses for the year ended December 31, 2018 was $3.4 million compared to a $1.3 million provision for loan losses for the year ended December 31, 2017. The increase in the provision for loan losses is attributable to a $6.2 million charge-off related to one lending relationship recognized in the fourth quarter of 2018, offset by a reduction in reserve rates driven by improving historical loss trends.

Noninterest Income
Noninterest income is a component of our revenue and is comprised primarily of fees generated from loan and deposit relationships with our customers, fees generated from sales and referrals of loans, income earned on bank-owned life insurance and gains on sales of investment securities. The following table compares noninterest income for the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,			2018/2017 Change		2017/2016 Change
	2018	2017	2016	$	%	$	%
	(Dollars in thousands)
Service charges and fees	$1,090	$1,007	$963	$83	8%	$44	5%
Bank owned life insurance	1,057	1,170	693	(113)	(10)	477	69
Gains and fees from sales of loans	984	1,427	466	(443)	(31)	961	206
Net gain (loss) on sale of available for sale securities	222	165	(115)	57	35	280	(243)
(Loss) gain on sale of foreclosed real estate	—	(78)	128	78	(100)	(206)	(161)
Other	547	938	541	(391)	(42)	397	73
Total noninterest income	$3,900	$4,629	$2,676	$(729)	(16)%	$1,953	73%
Year ended December 31, 2018 compared to year ended December 31, 2017
Noninterest income totaled $3.9 million for the year ended December 31, 2018, compared to $4.6 million for the year ended December 31, 2017. The decrease in noninterest income was primarily driven by a decline in gains and fees from sales of loans and other income.
Gains and fees from sales of loans.   The Company recorded $1.0 million in gains and fees from sales of loans for the year ended December 31, 2018, a decrease of $0.4 million compared to the year ended December 31, 2017. The decrease is primarily driven by the absence of refining the model assumptions used in calculating a servicing asset in 2017, partially offset by an increase in the gains realized on the sale of loans in 2018 as compared to 2017.
Other.   We recorded other income of $0.5 million for the year ended December 31, 2018, a decrease of $0.4 million compared to the year ended December 31, 2017. The decrease is primarily related to a valuation allowance on servicing assets of $0.2 million recognized in the fourth quarter of 2018 and increased amortization on servicing assets.
Year ended December 31, 2017 compared to year ended December 31, 2016
Noninterest income totaled $4.6 million for the year ended December 31, 2017, compared to $2.7 million for the year ended December 31, 2016. The increase in noninterest income was primarily driven by an increase in gains and fees from the sales of loans, bank owned life insurance and other income.
Gains and fees from sales of loans.  During the year ended December 31, 2017, the Company recorded $0.4 million in gains on the sales of $18.0 million of loans and $1.0 million as a result of refining the model assumptions used in calculating a servicing asset. For the year ended December 31, 2016, gains and fees from sales of loans totaled $0.5 million on the sales of $7.4 million of loans.
Bank Owned Life Insurance.   Income earned on bank-owned life insurance increased $0.5 million, or 69%, from December 31, 2016 compared to December 31, 2017 due to income earned from the Company’s additional purchase of Bank Owned Life Insurance.
Other.   We recorded other income of $0.9 million during the year ended December 31, 2017, an increase of $0.4 million compared to the year ended December 31, 2016. The increase is primarily related to rental income earned from the headquarters building acquired in the fourth quarter of 2016.

Noninterest Expense
The following table compares noninterest expense for the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,			2018/2017 Change		2017/2016 Change
	2018	2017	2016	$	%	$	%
	(Dollars in thousands)
Salaries and employee benefits	$18,973	$16,284	$15,655	$2,689	17%	$629	4%
Occupancy and equipment	6,790	6,165	5,811	625	10	354	6
Professional services	2,103	2,072	1,654	31	1	418	25
Data processing	2,033	1,866	1,603	167	9	263	16
Marketing	1,587	1,193	948	394	33	245	26
Director fees	1,044	912	859	132	14	53	6
FDIC insurance	779	1,116	660	(337)	(30)	456	69
Amortization of intangibles	92	118	151	(26)	(22)	(33)	(22)
Other	2,232	2,797	2,203	(565)	(20)	594	27
Total noninterest expense	$35,633	$32,523	$29,544	$3,110	10%	$2,979	10%
Year ended December 31, 2018 compared to year ended December 31, 2017
Noninterest expense was $35.6 million for the year ended December 31, 2018, compared to $32.5 million for the year ended December 31, 2017. The increase of $3.1 million, or 10%, was primarily driven by an increase in salaries and employee benefits and occupancy and equipment expenses.
Salaries and employee benefits.   Salaries and employee benefit costs are the largest component of noninterest expense and include employee payroll expense, equity and non-equity incentive compensation, health insurance, benefit plans and payroll taxes. Salaries and employee benefits increased by $2.7 million, or 17%, for the year ended December 31, 2018 compared to the year ended December 31, 2017, largely reflecting an increase in full time equivalent employees and a reduction in deferred loan origination costs as a result of lower loan volume. The increase in full time equivalent employees is in line with year over year business growth and driven by staffing for the three new branch locations. Average full time equivalent employees totaled 144 at December 31, 2018 compared to 134 at December 31, 2017.
Occupancy and equipment.   Rent, depreciation and maintenance costs comprise the majority of occupancy and equipment expenses, which increased by $0.6 million, or 10%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in occupancy and equipment expense was primarily driven by expenditures associated with the opening of the new branch locations and improvements of existing infrastructure.
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
Occupancy and equipment.   Occupancy and equipment expense increased by $0.4 million, or 6%, for the year ended December 31, 2017, compared to the year ended December 31, 2016. The increase was driven by increases in IT related expenses, one time charges relating to back office consolidation activity and maintenance costs for our headquarters building acquired in the fourth quarter of 2016.
Professional services.   Professional services include legal, audit and professional fees paid to external parties. For the year ended December 31, 2017 professional services increased by $0.4 million, or 25%, compared to the year ended December 31, 2016. The increase in the 2017 expense is primarily driven by increased fees paid for internal and external audit, and consulting services to support the overall growth of the business.

Income Taxes
Income tax expense for the years ended December 31, 2018, 2017 and 2016 totaled $3.7 million, $11.3 million and $6.0 million, respectively. The effective tax rates for the years ended December 31, 2018, 2017 and 2016, were 17.6%, 45.0% and 32.6%, respectively. The decrease in the effective tax rate for the year ended December 31, 2018 is primarily due to the tax law change enacted in 2017.
Our net deferred tax asset at December 31, 2018, was $4.3 million, compared to $4.9 million, at December 31, 2017. The decrease in the deferred tax asset at December 31, 2018 is primarily a result of a reduction in the allowance for loan losses.
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
Financial Condition
Summary
Total assets at December 31, 2018 were $1.9 billion, an increase of $77.1 million, or 4%, from the December 31, 2017 balance of $1.8 billion. This increase was primarily due to continued organic loan growth. Gross loans were $1.6 billion at December 31, 2018, up by $61.7 million from December 31, 2017.
Total liabilities at December 31, 2018 were $1.7 billion, an increase of $63.9 million from the December 31, 2017 balance of $1.6 billion. This increase was primarily due to an increase in deposits. Shareholders’ equity totaled $174.2 million at December 31, 2018, an increase of $13.2 million from December 31, 2017, largely due to net income for the year ended December 31, 2018 of $17.4 million, offset by dividends paid of $3.8 million and a $2.7 million impact to accumulated other comprehensive income driven by fair value marks related to hedge positions involving interest rate swaps. The Bank exceeded the regulatory minimum capital levels to be considered well-capitalized with total risk-based capital of 12.50%, tier 1 risk-based capital of 11.56% and tier 1 capital to average assets ratio of 10.14% at December 31, 2018.
Loan Portfolio
The following table compares the composition of our loan portfolio for the dates indicated:

	2018		2017		Change
	Total	%	Total	%	Total
	(In thousands)
Real estate loans:
Residential	$178,079	11.10%	$193,524	12.54%	$(15,445)
Commercial	1,094,066	68.18	987,242	63.98	106,824
Construction	73,191	4.56	101,636	6.59	(28,445)
	1,345,336	83.84	1,282,402	83.11	62,934
Commercial business	258,978	16.14	259,995	16.85	(1,017)
Consumer	412	0.02	619	0.04	(207)
Total loans	$1,604,726	100.00%	$1,543,016	100.00%	$61,710
Primary loan categories
Residential real estate.   Residential real estate loans decreased by $15.4 million, or 8.0%, at December 31, 2018 compared to December 31, 2017 and amounted to $178.1 million, representing 11% of total loans at December 31, 2018. In the fourth quarter of 2017, management made the strategic decision to no longer originate residential mortgage loans.
Commercial real estate.   Commercial real estate loans were $1.1 billion and represented 68% of our total loan portfolio at December 31, 2018, a net increase of $106.8 million, or 11%, from December 31, 2017. Commercial real estate loan growth during these periods largely reflects strong production from experienced relationship managers in the marketplace and their ability to source quality opportunities, and enhanced lending to existing customers. Commercial real estate loans are secured by a variety of property types, including office buildings, retail facilities, commercial mixed use and multi-family dwellings.
Construction.   Construction loans were $73.2 million at December 31 2018, down by $28.4 million from December 31, 2017. The balance contains $40.3 million attributable to commercial construction and $32.9 million attributable to residential construction. Construction loans totaled $101.6 million at December 31, 2017, of which $92.7 million were commercial construction and $8.9 million were residential construction. Commercial construction loans consist of commercial development projects, such as condominiums, apartment building and single-family subdivisions as well as office buildings, retail and other income producing properties and land loans, while residential construction loans are primarily to individuals to finance the construction of residential dwellings for personal use.
Commercial business.   Commercial business loans were $259.0 million and represented 16% of our total loan portfolio at December 31, 2018, compared to $260.0 million and 17% of the total portfolio at December 31, 2017. Our commercial business loans largely reflect our commitment to this segment, including small business lending. Commercial business loans primarily provide working capital, equipment financing, financing for leasehold improvements and financing for expansion and are generally secured by assignments of corporate assets, real estate and personal guarantees of the business owners.
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
The following table presents an analysis of the maturity of our commercial real estate, commercial construction and commercial business loan portfolios as of December 31, 2018.

	December 31, 2018
	Commercial Real Estate	Commercial Construction	Commercial Business	Total
	(In thousands)
Amounts due:
One year or less	$44,252	$11,816	$15,117	$71,185
After one year:
One to five years	384,320	10,909	130,020	525,249
Over five years	665,494	17,567	113,841	796,902
Total due after one year	1,049,814	28,476	243,861	1,322,151
Total	$1,094,066	$40,292	$258,978	$1,393,336
The following table presents an analysis of the interest rate sensitivity of our commercial real estate, commercial construction and commercial business loan portfolios due after one year as of December 31, 2018.

	December 31, 2018
	Adjustable Interest Rate	Fixed Interest Rate	Total
	(In thousands)
Commercial real estate	$310,382	$739,432	$1,049,814
Commercial construction	—	28,476	28,476
Commercial business	150,392	93,469	243,861
Total loans due after one year	$460,774	$861,377	$1,322,151
Asset Quality
We actively manage asset quality through our underwriting practices and collection operations. Our Board of Directors monitors credit risk management through two committees, the Directors' Loan Committee ("DLC") and the Audit Committee. The DLC has primary oversight responsibility for the credit granting function including approval authority for credit granting policies, review of management’s credit granting activities and approval of large exposure credit requests. The Audit Committee oversees management’s procedures to monitor the credit quality of our loan portfolio and the loan review program. These committees report the results of their respective oversight functions to our Board of Directors. In addition, our Board of Directors receives information concerning asset quality measurements and trends on a monthly basis. While we continue to adhere to prudent underwriting standards, our loan portfolio is not immune to potential negative consequences as a result of general economic weakness, such as a prolonged downturn in the housing market on a regional or national scale. Decreases in real estate values could adversely affect the value of property used as collateral for loans. In addition, adverse changes in the economy could have a negative effect on the ability of borrowers to make scheduled loan payments, which would likely have an adverse impact on earnings.

The Company has established credit policies applicable to each type of lending activity in which it engages. The Company evaluates the creditworthiness of each customer and extends credit of up to 80% of the market value of the collateral, depending on the borrower's creditworthiness and the type of collateral. The borrower’s ability to service the debt is monitored on an ongoing basis. Real estate is the primary form of collateral. Other important forms of collateral are business assets, time deposits and marketable securities. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment for commercial loans to be based on the borrower’s ability to generate continuing cash flows. In the fourth quarter of 2017 management made the strategic decision to cease the origination of residential mortgage loans. The Company’s policy for residential lending generally required that, the amount of the loan may not exceed 80% of the original appraised value of the property. In certain situations, the amount may have exceeded 80% LTV either with private mortgage insurance being required for that portion of the residential loan in excess of 80% of the appraised value of the property or where secondary financing is provided by a housing authority program second mortgage, a community’s low/moderate income housing program, or a religious or civic organization.
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
Under the accounting model for acquired loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield”, is accreted into interest income over the life of the loans. Accordingly, acquired loans are not subject to classification as nonaccrual in the same manner as originated loans. Rather, acquired loans are considered to be accruing loans because their interest income relates to the accretable yield recognized and not to contractual interest payments. The excess of the loans' contractually required payments over the cash flows expected to be collected is the nonaccretable difference. As such, charge-offs on acquired loans are first applied to the nonaccretable difference and then to any allowance for loan losses recognized subsequent to the acquisition. A decrease in expected cash flows in subsequent periods may indicate that the loan pool is impaired, which would require the establishment of an allowance for loan losses by a charge to the provision for loan losses.
Nonperforming Assets.   Nonperforming assets include nonaccrual loans and property acquired through foreclosures or repossession. The following table presents nonperforming assets and additional asset quality data for the dates indicated:

	At December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Nonaccrual loans:
Real estate loans:
Residential	$3,812	$1,590	$1,612	$1,365	$—
Commercial	5,950	3,371	446	1,264	3,220
Commercial business	4,320	520	538	1,160	—
Consumer	—	—	341	2	142
Total non accrual loans	14,082	5,481	2,937	3,791	3,362
Property acquired through foreclosure or repossession, net	—	—	272	1,248	950
Total nonperforming assets	$14,082	$5,481	$3,209	$5,039	$4,312
Nonperforming assets to total assets	0.75%	0.31%	0.20%	0.38%	0.39%
Nonperforming loans to total loans	0.88%	0.36%	0.22%	0.33%	0.36%
Total past due loans to total loans	0.78%	1.67%	0.47%	0.51%	0.86%
Nonperforming assets totaled $14.1 million and represented 0.75% of total assets at December 31, 2018, compared to $5.5 million and 0.31% of total assets at December 31, 2017.
Nonperforming loans totaled $14.1 million at December 31, 2018, an increase of $8.6 million from December 31, 2017. There was no foreclosed real estate on the balance sheet at December 31, 2018 or 2017.

Nonaccrual Loans.   Loans greater than 90 days past due are put on nonaccrual status (excluding certain acquired credit impaired loans). Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful. Interest previously accrued, but uncollected, is reversed against current period income. Subsequent payments are recognized on a cash basis or principal recapture basis depending on a number of factors including probability of collection and if impairment is identified. A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt. At December 31, 2018 and 2017, there were no commitments to lend additional funds to any borrower on nonaccrual status.
Past Due Loans.   When a loan is 15 days past due, the Company sends the borrower a late notice. The Company also attempts to contact the borrower by phone if the delinquency is not corrected promptly after the notice has been sent. When the loan is 30 days past due, the Company mails the borrower a letter reminding the borrower of the delinquency, and attempts to contact the borrower personally to determine the reason for the delinquency and ensure the borrower understands the terms of the loan. If necessary, starting on the 90th day of delinquency, the Company may take other appropriate legal action. A summary report of all loans 30 days or more past due is provided to the Board of Directors of the Company periodically. Loans greater than 90 days past due are generally put on nonaccrual status. A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt. A loan is considered to be no longer delinquent when timely payments are made for a period of at least six months (one year for loans providing for quarterly or semi-annual payments) by the borrower in accordance with the contractual terms.
The following table presents past due loans as of December 31, 2018 and 2017:

	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due
	(In thousands)
As of December 31, 2018
Residential real estate	$994	$—	$2,203	$3,197
Commercial real estate	668	133	4,386	5,187
Commercial business	—	1	4,076	4,077
Total loans	$1,662	$134	$10,665	$12,461
As of December 31, 2017
Residential real estate	$1,248	$2,244	$1,161	$4,653
Commercial real estate	10,028	4,116	2,074	16,218
Commercial business	4,318	162	481	4,961
Consumer	3	—	2	5
Total loans	$15,597	$6,522	$3,718	$25,837
Total delinquencies decreased $13.4 million from December 31, 2017 to December 31, 2018. The decrease in delinquencies is primarily related to a delinquent loan payoff totaling $4.1 million, which occurred in the second quarter of 2018 and a $6.2 million charge-off recognized in the fourth quarter of 2018 attributable to one lending relationship.
Troubled Debt Restructurings (TDR).   Loans are considered restructured in a troubled debt restructuring when the borrower is experiencing financial difficulties and the Bank has granted concessions to a borrower due to the borrower’s financial condition that we otherwise would not have considered. These concessions may include modifications of the terms of the debt such as reduction of the stated interest rate other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, rather than aggressively enforcing the collection of the loan, may benefit us by increasing the ultimate probability of collection.
Restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectability of the loan. Loans which are already on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers such loans for return to accruing status. Accruing restructured loans are placed into nonaccrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term. At December 31, 2018 and December 31, 2017 there were six non-accrual loans identified as TDRs totaling $3.6 million and four non-accrual loans identified as TDRs totaling $0.6 million, respectively.

The following table presents information on troubled debt restructured loans:

	At December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Accruing troubled debt restructured loans:
Residential real estate	$2,722	$2,957	$69	$944	$2,057
Commercial real estate	37	51	402	4,518	216
Commercial business	923	1,346	893	779	1,338
Accruing troubled debt restructured loans	3,682	4,354	1,364	6,241	3,611
Nonaccrual troubled debt restructured loans:
Residential real estate	$3,008	$—	$—	$—	$—
Commercial real estate	334	334	—	970	—
Commercial business	217	219	66	90	—
Nonaccrual troubled debt restructured loans	3,559	553	66	1,060	—
Total troubled debt restructured loans	$7,241	$4,907	$1,430	$7,301	$3,611
As of December 31, 2018 and 2017, loans classified as troubled debt restructurings totaled $7.2 million and $4.9 million, respectively. The $7.2 million balance at December 31, 2018 consisted of 14 loans. The $4.9 million balance at December 31, 2017 consisted of 15 loans.
Potential Problem Loans.   We classify certain loans as “special mention”, “substandard”, or “doubtful”, based on criteria consistent with guidelines provided by our banking regulators. Potential problem loans represent loans that are currently performing, but for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. These loans are not included in the amounts of nonaccrual or restructured loans presented above. We cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses. Potential problem loans are assessed for loss exposure using the methods described in Note 5 to our Consolidated Financial Statements under the caption “Credit Quality Indicators”.
We expect the levels of nonperforming assets and potential problem loans to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with our degree of success in resolving problem assets. We take a proactive approach with respect to the identification and resolution of problem loans.
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

The following table presents the activity in our allowance for loan losses and related ratios:

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$18,904	$17,982	$14,169	$10,860	$8,382
Charge-offs:
Residential real estate	(420)	—	—	—	—
Commercial real estate	(5,614)	—	—	—	—
Construction	—	—	(7)	—	(100)
Commercial business	(815)	(521)	(69)	(15)	—
Consumer	(77)	(51)	(35)	(15)	(3)
Total charge-offs	(6,926)	(572)	(111)	(30)	(103)
Recoveries:
Residential real estate	—	146	—	—	—
Commercial real estate	18	—	—	—	—
Consumer	7	3	10	9	425
Commercial Business	19	4	—	100	4
Total recoveries	44	153	10	109	429
Net (charge-offs) recoveries	(6,882)	(419)	(101)	79	326
Provision charged to earnings	3,440	1,341	3,914	3,230	2,152
Balance at end of period	$15,462	$18,904	$17,982	$14,169	$10,860
Net charge-offs (recoveries) to average loans	0.44%	0.03%	0.01%	(0.01)%	(0.05)%
Allowance for loan losses to total loans	0.96%	1.23%	1.32%	1.23%	1.17%
At December 31, 2018, our allowance for loan losses was $15.5 million and represented 0.96% of total loans, compared to $18.9 million and 1.23% of total loans at December 31, 2017. The decrease in the ratio of allowance for loan losses to total loans is driven by improving historical loss trends and a charge-off in the fourth quarter of 2018 of a previously partially reserved loan. For the years ended December 31, 2018, 2017 and 2016, the provision for loan losses charged to earnings totaled $3.4 million, $1.3 million and $3.9 million, respectively. Net charge-offs for the year ended December 31, 2018 were $6.9 million and represented 0.44% of average loans, primarily reflecting $5.6 million of net charge-offs of commercial real estate loans. For the year ended December 31, 2017, net charge-offs were $0.4 million and represented 0.03% of average loans, primarily reflecting $0.5 million of charge-offs of commercial business loans.
The carrying amount of total impaired loans at December 31, 2018 was $19.1 million. This compares to a carrying amount of $14.9 million for total impaired loans at December 31, 2017. The amount of allowance for loan losses related to impaired loans was $0.4 million and $1.0 million, respectively, at December 31, 2018 and 2017.
The following tables present the allocation of the allowance for loan losses and the percentage of the related loan segments to total loans:

	At December 31,
	2018		2017		2016
	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
	(Dollars in thousands)
Residential real estate	$857	11.10%	$1,721	12.54%	$1,802	14.33%
Commercial real estate	11,562	68.18	12,777	63.98	9,415	61.89
Construction	140	4.56	907	6.59	2,105	7.86
Commercial business	2,902	16.14	3,498	16.85	4,283	15.81
Consumer	1	0.02	1	0.04	377	0.11
Total allowance for loan losses	$15,462	100.00%	$18,904	100.00%	$17,982	100.00%

	At December 31,
	2015		2014
	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
	(Dollars in thousands)
Residential real estate	$1,618	16.83%	$1,636	20.78%
Commercial real estate	7,705	60.79	5,480	56.06
Construction	1,504	7.17	1,102	6.80
Commercial business	3,334	15.06	2,638	16.05
Consumer	8	0.15	4	0.31
Total allowance for loan losses	$14,169	100.00%	$10,860	100.00%
The allocation of the allowance for loan losses at December 31, 2018 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the allowance for loan losses at December 31, 2018 is appropriate to cover probable losses.
Investment Securities
We manage our investment securities portfolio to provide a readily available source of liquidity for balance sheet management, to generate interest income and to implement interest rate risk management strategies. Investments are designated as either marketable equity, available for sale, held to maturity or trading securities at the time of purchase. We do not currently maintain a portfolio of trading securities. Investment securities available for sale may be sold in response to changes in market conditions, prepayment risk, rate fluctuations, liquidity, or capital requirements. Investment securities available for sale are reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of tax, until realized. Investment securities held to maturity are reported at amortized cost. Marketable equity securities are reported at fair value, with any changes in fair value recognized in earnings.
The amortized cost and fair value of investment securities as of the dates indicated are presented in the following table:

	At December 31,
	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Marketable equity securities	$2,003	$2,009	$—	$—	$—	$—
Securities available for sale:
U.S. Government and agency obligations	83,815	82,136	73,024	72,774	62,457	62,698
State agency and municipal obligations	4,023	4,007	11,959	12,277	14,495	14,763
Corporate bonds	7,061	7,011	7,096	7,137	10,167	10,290
Total securities available for sale	$94,899	$93,154	$92,079	$92,188	$87,119	$87,751
Securities held to maturity:
State agency and municipal obligations	20,328	20,890	20,465	21,717	15,710	15,710
Corporate bonds	1,000	1,000	1,000	995	1,000	977
Government mortgage-backed securities	93	98	114	124	149	164
Total securities held to maturity	$21,421	$21,988	$21,579	$22,836	$16,859	$16,851
At December 31, 2018, the carrying value of our investment securities portfolio totaled $116.6 million and represented 6% of total assets, compared to $113.8 million and 6% of total assets at December 31, 2017. This increase of $2.8 million primarily reflects additional investments in line with our overall balance sheet growth.
The net unrealized loss position on our investment portfolio at December 31, 2018 was $1.2 million and included gross unrealized losses of $1.9 million. The net unrealized gain position on our investment portfolio at December 31, 2017 was $1.4 million and included gross unrealized losses $0.3 million. The gross unrealized losses at December 31, 2018 and 2017 were concentrated in U.S. Government and agency obligations and state agency and municipal obligations. At December 31, 2018, we determined that there had been no deterioration in credit quality subsequent to purchase and believe that all unrealized losses are temporary. All of our investment securities are rated investment grade or deemed to be of investment grade quality.

The following tables summarize the amortized cost and weighted average yield of securities in our investment securities portfolio as of December 31, 2018 and 2017, based on remaining period to contractual maturity. Information for mortgage-backed securities is based on the final contractual maturity dates without considering repayments and prepayments.

	Due Within 1 Year		Due 1–5 Years		Due 5–10 Years		Due After 10 Years
At December 31, 2018	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
	(Dollars In thousands)
Marketable equity securities	$—	—%	$—	—%	$—	—%	$2,003	2.09%
Securities available for sale:
U.S. Government and agency obligations	1,000	1.40	12,025	1.94	100	2.50	70,690	2.60
State agency and municipal obligations	—	—	2,234	2.36	1,261	3.43	528	2.82
Corporate bonds	—	—	7,061	2.46	—	—	—	—
Total securities available for sale	$1,000	1.40%	$21,320	2.16%	$1,361	3.36%	$71,218	2.60%
Securities held to maturity:
State agency and municipal obligations	$3,894	4.21%	$—	—%	$—	—%	$16,434	5.06%
Corporate bonds	1,000	2.23	—	—	—	—	—	—
Government mortgage-backed securities	—	—	—	—	—	—	93	5.35
Total securities held to maturity	$4,894	3.81%	$—	—%	$—	—%	$16,527	5.06%

	Due Within 1 Year		Due 1–5 Years		Due 5–10 Years		Due After 10 Years
At December 31, 2017	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
	(Dollars In thousands)
Securities available for sale:
U.S. Government and agency obligations	$—	—%	$13,000	1.90%	$100	2.50%	$59,924	2.48%
State agency and municipal obligations	—	—	2,873	2.70	7,386	3.54	1,700	3.36
Corporate bonds	—	—	7,096	2.46	—	—	—	—
Total securities available for sale	$—	—%	$22,969	2.17%	$7,486	3.53%	$61,624	2.50%
Securities held to maturity:
State agency and municipal obligations	$198	4.90%	$3,880	4.08%	$—	—%	$16,387	5.03%
Corporate bonds	—	—	1,000	2.23	—	—	—	—
Government mortgage-backed securities	—	—	—	—	—	—	114	5.35
Total securities held to maturity	$198	4.90%	$4,880	3.70%	$—	—%	$16,501	5.04%
Bank Owned Life Insurance or BOLI
BOLI amounted to $40.7 million as of December 31, 2018. The purchase of life insurance policies results in an income-earning asset on our consolidated balance sheet that provides monthly tax-free income to us. We expect to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. BOLI is included in our Consolidated Balance Sheets at its cash surrender value. Increases in the cash surrender value are reported as a component of noninterest income in our Consolidated Statements of Income.

Deposit Activities and Other Sources of Funds
Our sources of funds include deposits, brokered certificates of deposit, FHLB borrowings, subordinated debt and proceeds from the sales, maturities and payments of loans and investment securities.
Total deposits represented 80% of our total assets at December 31, 2018. While scheduled loan and securities repayments are a relatively stable source of funds, loan and investment security prepayments and deposit inflows are influenced by prevailing interest rates and local economic conditions and are inherently uncertain.
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
The following table sets forth the composition of our deposits for the dates indicated:

	At December 31,
	2018			2017
	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$173,198	11.53%	—%	$172,638	12.35%	—%
NOW	61,869	4.12	0.26	58,942	4.21	0.16
Money market	471,968	31.42	1.33	451,804	32.31	0.85
Savings	180,487	12.01	1.33	83,758	5.99	0.74
Time	614,722	40.92	1.73	631,263	45.14	1.33
Total deposits	$1,502,244	100.00%	1.47%	$1,398,405	100.00%	1.06%
Total deposits were $1.5 billion at December 31, 2018, an increase of $103.8 million, or 7%, from December 31, 2017.
During 2018, money market accounts increased by $20.2 million, or 4%, reflecting rate promotions for money market accounts. Noninterest bearing demand deposits increased by $0.6 million, or 0.3%, and NOW accounts increased $2.9 million, or 5%. Savings accounts were $180.5 million at December 31, 2018, up by $96.7 million, or 115%, from December 31, 2017. Time deposits decreased by $16.5 million, or 3%, from year-end 2017. Time deposits were $614.7 million at December 31, 2018 compared to $631.3 million at December 31, 2017.

At December 31, 2018 and 2017, time deposits, including CDARS and brokered deposits, with a denomination of $100 thousand or more totaled $493.8 million and $507.5 million, respectively, maturing during the periods indicated in the table below:

	At December 31,
	2018	2017
	(Dollars in thousands)
Maturing:
Within 3 months	$107,516	$63,575
After 3 but within 6 months	136,494	114,511
After 6 months but within 1 year	102,722	149,782
After 1 year	147,062	179,655
Total	$493,794	$507,523
The Bank is a member of the FHLB, which is part of a twelve district Federal Home Loan Bank System. Members are required to own capital stock of the FHLB, and borrowings are collateralized by qualifying assets not otherwise pledged (principally single-family residential mortgage loans and securities). The maximum amount of credit that the FHLB will extend varies from time to time, depending on its policies and the amount of qualifying collateral the member can pledge. The Bank had satisfied its collateral requirement at December 31, 2018.
We utilize advances from the FHLB as part of our overall funding strategy, to meet short-term liquidity needs and to a lesser degree manage interest rate risk arising from the difference in asset and liability maturities. Total FHLB advances were $160.0 million at December 31, 2018 compared to $199.0 million at December 31, 2017. The decrease of $39.0 million reflects normal fluctuations in our borrowings.
Advances from the FHLB include short-term advances with original maturity dates of one year or less. The following table sets forth certain information concerning short-term FHLB advances as of and for the periods indicated in the following table:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
As of and for the period ending:
Average amount outstanding during the period	$163,419	$144,800	$114,426
Amount outstanding at end of period	135,000	174,000	135,000
Highest month end balance during the period	174,000	175,000	150,000
Weighted average interest rate at end of period	2.55%	1.44%	0.73%
Weighted average interest rate during the period	1.76%	1.54%	0.69%
The table above includes short term borrowings in a hedging relationship and excludes one long term FHLB advance of $25 million maturing in 2020.
On August 19, 2015, the Company completed a private placement of $25.5 million in aggregate principal amount of fixed rate subordinated notes (the “Notes”) to certain institutional investors. The Notes are non-callable for five years, have a stated maturity of August 15, 2025, and bear interest at a quarterly pay fixed rate of 5.75% per annum to the maturity date or the early redemption date (August 2020 and annually thereafter).
Derivative Instruments
The Company uses interest rate swap instruments to fix the interest rate on short term FHLB borrowings or Brokered CDs, all of which are designated as cash flow hedges. The hedge strategy converts the rate of interest on short term rolling FHLB advances or Brokered CDs to long term fixed interest rates, thereby protecting the Bank from interest rate variability. At December 31, 2018, the Company held derivative financial instruments with a total notional amount of $225.0 million.

Information about derivative instruments at December 31, 2018 and 2017 was as follows:
December 31, 2018:

	Notional Amount	Original Maturity	Received	Paid	Fair Value Asset (Liability)
	(Dollars in thousands)
Cash flow hedge:
Interest rate swap	$25,000	4.7 years	3-month LIBOR	1.62%	$1
Interest rate swap	25,000	5.0 years	3-month LIBOR	1.83%	220
Interest rate swap	25,000	5.0 years	3-month LIBOR	1.48%	475
Interest rate swap	25,000	5.0 years	3-month LIBOR	1.22%	828
Interest rate swap	25,000	7.0 years	3-month LIBOR	2.04%	675
Interest rate swap	25,000	7.0 years	3-month LIBOR	2.04%	668
Forward-starting interest rate swap(1)	25,000	15.0 years	3-month LIBOR	3.01%	(807)
Forward-starting interest rate swap(1)	25,000	15.0 years	3-month LIBOR	3.03%	(819)
Forward-starting interest rate swap(1)	25,000	15.0 years	3-month LIBOR	3.05%	(811)
	$225,000				$430
(1) The effective date of the forward-starting interest rate swaps listed above are January 2, 2019, January 2, 2020 and August 26, 2020, respectively.

December 31, 2017:

	Notional Amount	Original Maturity	Received	Paid	Fair Value Asset (Liability)
	(Dollars in thousands)
Cash flow hedge:
Interest rate swap	$25,000	4.7 years	3-month LIBOR	1.62%	$62
Interest rate swap	25,000	5.0 years	3-month LIBOR	1.83%	105
Interest rate swap	25,000	5.0 years	3-month LIBOR	1.48%	398
Interest rate swap	25,000	5.0 years	3-month LIBOR	1.22%	793
Interest rate swap	25,000	7.0 years	3-month LIBOR	2.04%	342
Interest rate swap	25,000	7.0 years	3-month LIBOR	2.04%	334
	$150,000				$2,034

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
The Company’s liquidity position is monitored daily by management. The Asset Liability Committee, or ALCO, establishes guidelines to ensure maintenance of prudent levels of liquidity. ALCO reports to the Company’s Board of Directors.
The Bank has a detailed liquidity funding policy and a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity. We employ a stress testing methodology to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of “business as usual” cash flows. The Bank has established unsecured borrowing capacity with the Atlantic Community Bankers Bank (ACBB) (formerly Bankers’ Bank Northeast), Zion’s Bank and Texas Capital Bank and also maintains additional collateralized borrowing capacity with the FHLB in excess of levels used in the ordinary course of business. Additional sources of liquidity include cash, unpledged investment securities and the brokered deposit market.
Capital Resources
Total shareholders’ equity was $174.2 million at December 31, 2018, compared to $161.0 million at December 31, 2017. The $13.2 million, or 8% increase, is primarily a result of net income for the year ended December 31, 2018 of $17.4 million, offset by dividends paid of $3.8 million and a $2.7 million impact to accumulated other comprehensive income driven by fair value marks related to hedge positions involving interest rate swaps. The ratio of total shareholders' equity to total assets was 9.30% at December 31, 2018, which compares to 8.96% at December 31, 2017. Tangible book value per common share at December 31, 2018 and 2017 was $22.06 and $20.59, respectively.
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At December 31, 2018, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework. At December 31, 2018, the Bank’s ratio of total common equity tier 1 capital to risk-weighted assets was 11.56%, total capital to risk-weighted assets was 12.50%, Tier 1 capital to risk-weighted assets was 11.56% and Tier 1 capital to average assets was 10.14%.
In July 2013, the Federal Reserve published Basel III rules establishing a new comprehensive capital framework of U.S. banking organizations. Under the rules, effective January 1, 2015 for the Company and Bank, the minimum capital ratios became a) 4.5% “Common Equity Tier 1” to risk-weighted assets, b) 6.0% Tier 1 capital to risk weighted assets and c) 8.0% total capital to risk-weighted assets. In addition, the new regulations imposed certain limitations on dividends, share buy-backs, discretionary payments on Tier 1 instruments and discretionary bonuses to executive officers if the organization does not maintain a capital conservation buffer for regulatory risk based capital ratios in an amount greater than 2.5% of its risk-weighted assets, in addition to the amount needed to meet its minimum risk-based capital requirements, phased in over a 5 year period until January 1, 2019. As of December 31, 2018, the conservation buffer to be added was 1.875%, increasing to 2.5% on January 1, 2019. The Company has met the increased capital requirements at December 31, 2018 and believes it is well positioned to meet the 2019 requirement.
On January 31, 2018, the Company’s Board of Directors declared a $0.12 per share cash dividend, payable March 8, 2018 to shareholders of record on February 26, 2018. On April 25, 2018, the Company’s Board of Directors declared a $0.12 per share cash dividend, payable May 25, 2018 to shareholders of record on May 15, 2018. On July 26, 2018, the Company’s Board of Directors declared a $0.12 per share cash dividend, payable August 27, 2017 to shareholders of record on August 17, 2018. On October 30, 2018, the Company’s Board of Directors declared a $0.12 per share cash dividend, payable November 26, 2018 to shareholders of record on November 16, 2018. We did not repurchase any of our common stock during the years ended December 31, 2018, 2017, or 2016.

Contractual Obligations
The following table summarizes our contractual obligations to make future payments as of December 31, 2018. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
	(in thousands)
Contractual Obligations:
FHLB advances	$160,000	$135,000	$25,000	$—	$—
Subordinated Debt	25,500	—	—	—	25,500
Operating lease agreements	23,703	1,972	3,581	2,252	15,898
Time deposits with stated maturity dates	614,722	411,818	202,067	837	—
Total contractual obligations	$823,925	$548,790	$230,648	$3,089	$41,398
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
Commitments to extend credit totaled $266.3 million and $200.3 million, respectively at December 31, 2018 and 2017. The following table summarizes our commitments to extend credit as of the dates indicated. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. In addition, borrowers may be required to meet certain performance requirements to continue to draw on these commitments. We manage our liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that we will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.
As of December 31, 2018

	Amount of Commitment Expiration per Period
	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
	(in thousands)
Other Commitments:
Loan commitments	$190,661	$100,119	$37,167	$23,731	$29,644
Undisbursed construction loans	68,151	6,906	17,652	23,328	20,265
Unused home equity lines of credit	7,445	519	578	210	6,138
Total other commitments	$266,257	$107,544	$55,397	$47,269	$56,047

As of December 31, 2017

	Amount of Commitment Expiration per Period
	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
	(in thousands)
Other Commitments:
Loan commitments	$112,649	$39,298	$35,372	$3,708	$34,271
Undisbursed construction loans	80,064	17,569	6,441	24,876	31,178
Unused home equity lines of credit	7,573	365	295	343	6,570
Total other commitments	$200,286	$57,232	$42,108	$28,927	$72,019

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

We use two sets of standard scenarios to measure net interest income at risk. For the Parallel Ramp Scenarios, rate changes are ramped over a twelve-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Parallel Shock Scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Simulation analysis involves projecting a future balance sheet structure and interest income and expense under the various rate scenarios. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than: 6% for a 100 basis point shift; 12% for a 200 basis point shift; and 18% for a 300 basis point shift. Per Company policy, the Bank should not be outside these limits for twelve consecutive months unless the Banks forecasted capital ratios are considered to be "well capitalized". As of December 31, 2018, the Bank has met all minimum regulatory capital requirements to be considered "well capitalized".

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning December 31, 2018 and 2017:

Parallel Ramp

	Estimated Percent Change in Net Interest Income
	At December 31,
Rate Changes (basis points)	2018	2017
(100)	3.50%	(2.00)%
200	(8.20)	(4.30)
Parallel Shock

	Estimated Percent Change in Net Interest Income
	At December 31,
Rate Changes (basis points)	2018	2017
(100)	5.20%	(4.70)%
100	(7.30)	(3.40)
200	(15.20)	(7.30)
300	(22.70)	(11.50)
The net interest income at risk simulation results indicate that as of December 31, 2018, we remain liability sensitive. The liability sensitivity is due to the fact that there are more liabilities than assets subject to repricing as market rates change.
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
Base case economic value of equity at risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates. The base case scenario assumes that future interest rates remain unchanged. Internal policy for economic value of equity at risk simulations should not decline more than 10% for a 100 basis point shift; 20% for a 200 basis point shift; and 30% for a 300 basis point shift. Per Company policy, the Bank should not be outside these limits unless the Banks forecasted capital ratios are considered to be "well capitalized".
The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:
Parallel Shock

	Estimated Percent Change in Economic Value of Equity
	At December 31,
Rate Changes (basis points)	2018	2017
(100)	2.50%	(1.60)%
100	(7.80)	(10.10)
200	(18.60)	(22.90)
300	(27.40)	(32.80)
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
The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Funding Rate ("SOFR") replace USD-LIBOR. ARRC has proposed that the transition to SOFR from USD-LIBOR will take place by the end of 2021. The Company has material contracts that are indexed to USD-LIBOR. Industry organizations are currently working on the transition plan. The Company is currently monitoring this activity and evaluating the risks involved.
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

Item 8.    Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are presented in the order shown below:
Report of Independent Registered Public Accounting Firm — As of and for the Years Ended December 31, 2018 and 2017
Report of Independent Registered Public Accounting Firm — For the Year Ended December 31, 2016
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Bankwell Financial Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bankwell Financial Group, Inc. and its subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2017.

New Haven, Connecticut
March 4, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Bankwell Financial Group, Inc. and Subsidiary

We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows of Bankwell Financial Group, Inc. and subsidiary (the “Company”) for the year ended December 31, 2016. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Bankwell Financial Group, Inc. and subsidiary for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Whittlesey PC

Hartford, Connecticut
March 9, 2017

Bankwell Financial Group, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2018	2017
ASSETS
Cash and due from banks	$75,411	$70,545
Federal funds sold	2,701	186
Cash and cash equivalents	78,112	70,731

Investment securities
Marketable equity securities, at fair value	2,009	—
Available for sale investment securities, at fair value	93,154	92,188
Held to maturity investment securities, at amortized cost (fair values of $21,988 and $22,836 at December 31, 2018 and 2017, respectively)	21,421	21,579
Total investment securities	116,584	113,767

Loans receivable (net of allowance for loan losses of $15,462 and $18,904 at December 31, 2018 and 2017, respectively)	1,586,775	1,520,879
Accrued interest receivable	6,375	5,910
Federal Home Loan Bank stock, at cost	8,110	9,183
Premises and equipment, net	19,771	18,196
Bank-owned life insurance	40,675	39,618
Goodwill	2,589	2,589
Other intangible assets	290	382
Deferred income taxes, net	4,347	4,904
Other assets	10,037	10,448
Total assets	$1,873,665	$1,796,607
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$173,198	$172,638
Interest bearing deposits	1,329,046	1,225,767
Total deposits	1,502,244	1,398,405

Advances from the Federal Home Loan Bank	160,000	199,000
Subordinated debentures ($25,500 face, less unamortized debt issuance costs of $345 and $397 at December 31, 2018 and 2017, respectively)	25,155	25,103
Accrued expenses and other liabilities	12,070	13,072
Total liabilities	1,699,469	1,635,580
Commitments and contingencies (Note 11)
Shareholders’ equity
Common stock, no par value; 10,000,000 shares authorized, 7,842,271 and 7,751,424 shares issued and outstanding at December 31, 2018 and 2017, respectively	120,527	118,301
Retained earnings	54,706	41,032
Accumulated other comprehensive (loss) income	(1,037)	1,694
Total shareholders’ equity	174,196	161,027

Total liabilities and shareholders’ equity	$1,873,665	$1,796,607
See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc.
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Interest and dividend income
Interest and fees on loans	$74,715	$66,841	$58,077
Interest and dividends on securities	3,921	3,570	2,740
Interest on cash and cash equivalents	1,428	790	173
Total interest and dividend income	80,064	71,201	60,990
Interest expense
Interest expense on deposits	18,951	12,694	8,300
Interest expense on borrowings	4,787	4,143	3,598
Total interest expense	23,738	16,837	11,898
Net interest income	56,326	54,364	49,092
Provision for loan losses	3,440	1,341	3,914
Net interest income after provision for loan losses	52,886	53,023	45,178
Noninterest income
Service charges and fees	1,090	1,007	963
Bank owned life insurance	1,057	1,170	693
Gains and fees from sales of loans	984	1,427	466
Net gain (loss) on sale of available for sale securities	222	165	(115)
(Loss) gain on sale of foreclosed real estate	—	(78)	128
Other	547	938	541
Total noninterest income	3,900	4,629	2,676
Noninterest expense
Salaries and employee benefits	18,973	16,284	15,655
Occupancy and equipment	6,790	6,165	5,811
Professional services	2,103	2,072	1,654
Data processing	2,033	1,866	1,603
Marketing	1,587	1,193	948
Director fees	1,044	912	859
FDIC insurance	779	1,116	660
Amortization of intangibles	92	118	151
Other	2,232	2,797	2,203
Total noninterest expense	35,633	32,523	29,544
Income before income tax expense	21,153	25,129	18,310
Income tax expense	3,720	11,299	5,960
Net income	$17,433	$13,830	$12,350
Earnings Per Common Share:
Basic	$2.23	$1.80	$1.64
Diluted	$2.21	$1.78	$1.62
Weighted Average Common Shares Outstanding:
Basic	7,722,175	7,572,409	7,396,019
Diluted	7,775,480	7,670,413	7,491,052
Dividends per common share	$0.48	$0.28	$0.22

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$17,433	$13,830	$12,350
Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Unrealized holding losses on available for sale securities	(1,632)	(357)	(109)
Reclassification adjustment for (gain) loss realized in net income	(222)	(165)	115
Net change in unrealized (loss) gain	(1,854)	(522)	6
Income tax effect–benefit (expense)	390	182	(2)
Unrealized (losses) gains on securities, net of tax	(1,464)	(340)	4
Unrealized (losses) gains on interest rate swaps:
Unrealized (losses) gains on interest rate swaps designated as cash flow hedges	(1,604)	1,297	1,013
Income tax effect–benefit (expense)	337	(454)	(354)
Unrealized (losses) gains on interest rate swaps, net of tax	(1,267)	843	659
Total other comprehensive (loss) income, net of tax	(2,731)	503	663
Comprehensive income	$14,702	$14,333	$13,013

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2016	7,516,291	$112,579	$18,963	$227	$131,769
Net income	—	—	12,350	—	12,350
Other comprehensive income, net of tax	—	—	—	663	663
Cash dividends declared ($0.22 per share)	—	—	(1,661)	—	(1,661)
Stock-based compensation expense	—	1,188	—	—	1,188
Warrants exercised	11,200	200	—	—	200
Issuance of restricted stock	29,935	—	—	—	—
Forfeitures of restricted stock	(883)	—	—	—	—
Stock options exercised	64,120	1,106	—	—	1,106
Net tax benefit related to stock-based compensation	—	280	—	—	280
Balance at December 31, 2016	7,620,663	115,353	29,652	890	145,895
Net income	—	—	13,830	—	13,830
Other comprehensive income, net of tax	—	—	—	503	503
Cash dividends declared ($0.28 per share)	—	—	(2,149)	—	(2,149)
Stock-based compensation expense	—	917	—	—	917
Warrants exercised	35,000	663	—	—	663
Issuance of restricted stock	40,250	—	—	—	—
Forfeitures of restricted stock	(18,227)	—	—	—	—
Stock options exercised	73,738	1,368	—	—	1,368
Reclass adjustment resulting from tax law change	—	—	(301)	301	—
Balance at December 31, 2017	7,751,424	118,301	41,032	1,694	161,027
Net income	—	—	17,433	—	17,433
Other comprehensive loss, net of tax	—	—	—	(2,731)	(2,731)
Cash dividends declared ($0.48 per share)	—	—	(3,759)	—	(3,759)
Stock-based compensation expense	—	1,290	—	—	1,290
Warrants exercised	22,400	400	—	—	400
Issuance of restricted stock	44,300	—	—	—	—
Forfeitures of restricted stock	(3,873)	—	—	—	—
Stock options exercised	28,020	536	—	—	536
Balance at December 31, 2018	7,842,271	$120,527	$54,706	$(1,037)	$174,196

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$17,433	$13,830	$12,350
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) amortization of premiums and discounts on investment securities	(54)	(31)	1,737
Provision for loan losses	3,440	1,341	3,914
Provision (benefit) for deferred taxes	1,284	3,908	(1,104)
Net (gain) loss on sales of available for sale securities	(222)	(165)	115
Depreciation and amortization	1,732	1,513	1,729
Amortization of debt issuance costs	52	52	51
Increase in cash surrender value of bank-owned life insurance	(1,057)	(1,170)	(693)
Loan principal sold from loans originated for sale	—	(3,485)	(3,313)
Proceeds from sales of loans originated for sale	—	4,626	3,381
Originations of loans held for sale	—	—	(254)
Net gain on sales of loans	(984)	(1,427)	(466)
Stock-based compensation	1,290	917	1,188
Net amortization (accretion) of purchase accounting adjustments	239	(80)	(136)
Loss on sale of premises and equipment	44	—	—
Loss on sale and write-downs of foreclosed real estate	—	128	25
Net change in:
Deferred loan fees	(745)	(829)	466
Accrued interest receivable	(465)	(952)	(887)
Other assets	(1,008)	(1,740)	(3,006)
Accrued expenses and other liabilities	(1,002)	4,136	2,275
Net cash provided by operating activities	19,977	20,572	17,372
Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	9,430	5,217	770
Proceeds from principal repayments on held to maturity securities	180	212	205
Net proceeds from sales and calls of available for sale securities	12,377	54,705	60,696
Net proceeds from sales and calls of held to maturity securities	—	5,690	—
Purchases of available for sale securities	(24,379)	(64,700)	(110,485)
Purchases of marketable equity securities	(2,003)	—	—
Purchase of held to maturity securities	—	(10,609)	(6,835)
Purchase of bank-owned life insurance	—	(5,000)	(9,000)
Net increase in loans	(68,923)	(177,549)	(218,603)
Loan principal sold from loans not originated for sale	(8,980)	(14,264)	(4,069)
Proceeds from sales of loans not originated for sale	9,964	14,805	4,467
Purchases of premises and equipment	(3,351)	(1,874)	(8,401)
Net redemption (purchase) of Federal Home Loan Bank stock	1,073	(1,239)	(1,389)
Proceeds from sale of foreclosed real estate	—	144	951
Net cash used in investing activities	(74,612)	(194,462)	(291,693)
Cash flows from financing activities
Net change in time certificates of deposit	(16,541)	29,417	165,224
Net change in other deposits	120,380	79,967	76,930
Net change in FHLB advances	(39,000)	39,000	40,000

Proceeds from exercise of warrants	400	663	200
Proceeds from exercise of options	536	1,368	1,106
Dividends paid on common stock	(3,759)	(2,149)	(1,661)
Net tax benefit related to stock-based compensation	—	—	280
Net cash provided by financing activities	62,016	148,266	282,079
Net increase (decrease) in cash and cash equivalents	7,381	(25,624)	7,758
Cash and cash equivalents:
Beginning of year	70,731	96,355	88,597
End of period	$78,112	$70,731	$96,355
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$18,662	$16,582	$11,793
Income taxes	3,685	8,020	8,584
Noncash investing and financing activities
Net change in unrealized losses or gains on available-for-sale securities	(1,854)	(522)	6
Net change in unrealized losses or gains on interest rate swaps	(1,267)	843	659

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Nature of Operations and Summary of Significant Accounting Policies
Bankwell Financial Group, Inc. is a bank holding company headquartered in New Canaan, Connecticut. The Company offers a broad range of financial services through its banking subsidiary, Bankwell Bank (collectively the Company or the Bank). In November 2013, the Bank acquired The Wilton Bank (“Wilton”), which added one branch and approximately $25.1 million in loans and $64.2 million in deposits. In October 2014, the Bank acquired Quinnipiac Bank and Trust Company (“Quinnipiac”) which added two branches and approximately $97.8 million in loans and $100.6 million in deposits.
The Bank is a Connecticut state chartered commercial bank, founded in 2002, whose deposits are insured under the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank provides a full range of banking services to commercial and consumer customers, primarily concentrated in the New York metropolitan area and throughout Connecticut, with the majority of our loans in Fairfield and New Haven Counties, Connecticut, with branch locations in New Canaan, Stamford, Fairfield, Wilton, Norwalk, Hamden, Westport, Darien and North Haven Connecticut.
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
Investment Securities
Management determines the appropriate classifications of investment securities at the date individual investment securities are acquired, and the appropriateness of such classifications is reaffirmed at each balance sheet date. The Company’s investments are categorized as marketable equity, available for sale or held to maturity securities. Held to maturity investments are carried at amortized cost. Available for sale securities are carried at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss) as a separate component of capital, net of estimated income taxes. Marketable equity securities are carried at fair value, with any changes in fair value reported in earnings.
Investment securities in the available for sale and held-to-maturity portfolios are reviewed quarterly for other-than-temporary impairment ("OTTI"). If the fair value of a debt security is below amortized cost, other-than-temporary impairment is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the security. OTTI is required to be recognized regardless of the credit loss component if the Company intends to sell the security or if it is “more-likely-than-not” that the Company will be required to sell the security before recovery of its amortized cost basis. The credit loss component of an other-than-temporary impairment write-down is recorded in earnings, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided the Company does not intend to sell the underlying debt security and it is more-likely-than-not that the Company will not be required to sell the debt security prior to recovery.
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
Transfers of debt securities into the held to maturity classification from the available for sale classification are made at fair value on the date of transfer. The unrealized holding gain or loss on the date of transfer is retained in accumulated other comprehensive income and in the carrying value of the held to maturity securities. Such amounts are amortized over the remaining contractual lives of the securities. When transfers of debt securities into the available for sale classification from the held to maturity classification occur, any unrealized holding gains or losses on the transfer date are recognized in other comprehensive income.
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
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the transferor does not maintain effective control over the transferred assets through either (a) an agreement that both entitles and obligates the transferor to repurchase or redeem the assets before maturity or (b) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.
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
Loans greater than 90 days past due are put on nonaccrual status (excluding certain acquired credit impaired loans). Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful. Interest previously accrued, but uncollected, is reversed against current period income. Subsequent payments are recognized on a cash basis or principal recapture basis depending on a number of factors including probability of collection and if impairment is identified. A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt.
Management reviews all nonaccrual loans, other loans past due 90 days or more, and restructured loans for impairment. In most cases, loan payments that are past due less than 90 days are considered minor collection delays and the related loans may not be impaired. Consumer installment loans are considered to be pools of small balance homogeneous loans, which are collectively evaluated for impairment.
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
Allowance For Loan Losses (ALLL)
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
The allowance for loan losses consists of specific and general components. The specific component relates to impaired loans that are classified as "doubtful", "substandard" or "special mention". For these loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non classified loans and is based on historical loss experience, including appropriate peer data, adjusted for qualitative factors.
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
Reserve for Unfunded Commitments
The reserve for unfunded commitments provides for probable losses inherent with funding the unused portion of legal commitments to lend. The unfunded reserve calculation includes factors that are consistent with the ALLL methodology for our loan portfolio as well as a draw down factor applied to the various commitments. The reserve for unfunded commitments is included within other liabilities in the accompanying Consolidated Balance Sheets, and changes in the reserve are reported as a component of other expense in the accompanying Consolidated Statements of Income. See Note 11: Commitments and Contingencies for further information.
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
Premises and Equipment
Premises and equipment are stated at cost, net of accumulated depreciation and amortization. Leasehold improvements are capitalized and amortized over the shorter of the terms of the related leases or the estimated economic lives of the improvements. Depreciation and amortization is charged to operations using the straight-line method over the estimated useful lives of the related assets which range from three to thirty-nine years. Gains and losses on dispositions are recognized upon realization. Maintenance and repairs are expensed as incurred and improvements are capitalized.
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
In the ordinary course of business there is inherent uncertainty in quantifying the Company’s income tax positions. Income tax positions and recorded tax benefits assessed for all years are subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have determined the amount of the tax benefit to be recognized by estimating the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company has $193 thousand and $393 thousand of liabilities for uncertain tax positions at December 31, 2018 and 2017, respectively. Where applicable, associated interest and penalties have also been recognized. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.
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
Comprehensive Income
Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives accounted for as cash flow hedges. The Company’s total comprehensive income or loss for the years ended December 31, 2018, 2017 and 2016 is reported in the Consolidated Statements of Comprehensive Income.
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at either December 31, 2018 or December 31, 2017. The estimated fair value amounts have been measured as of the respective period-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.
Derivative Instruments
The effective portion of unrealized changes in the fair value of derivatives accounted for as cash flow hedges is reported in other comprehensive income and subsequently reclassified to earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The Bank assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. The interest rate swap assets are presented in other assets and the interest rate swap liabilities are presented in accrued expenses and other liabilities in the consolidated balance sheets. The hedge strategy converts the rate of interest on short term rolling FHLB advances or Brokered CDs to long term fixed interest rates, thereby protecting the Bank from interest rate variability. The Company does not offset derivative assets and derivative liabilities for financial statement presentation purposes.
Related Party Transactions
Directors and officers of the Company and their affiliates have been customers of and have had transactions with the Company, and it is expected that such persons will continue to have such transactions in the future. Management believes that all deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers who are not directors or officers. In the opinion of management, the transactions with related parties did not involve more than normal risks of collectability, nor favored treatment or terms, nor present other unfavorable features. Note 21 contains details regarding related party transactions.
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
The Company recognizes revenue from contracts with customers when it satisfies its performance obligations. The Company’s performance obligations are generally satisfied as services are rendered and can either be satisfied at a point in time or over time. Unsatisfied performance obligations at the report date are not material to our consolidated financial statements.
For the revenue that is within scope of Topic 606, the following is a description of principal activities from which the Company generates its revenue from contracts with customers.
Revenues for the Company in scope under Topic 606 include service charges and fees and gains or losses on the sale of foreclosed real estate. Service charges and fees include revenue that is recognized at a point in time, including ATM fees, wire transfer fees, overdraft charge fees, and stop-payment and returned check fees. Such revenue is derived from transactional information and is recognized as revenue immediately as the transactions occur or upon providing the service to complete the customer’s transaction. In addition, service charges and fees include fee income earned on customer deposit accounts, that is recognized over a period of time, generally monthly, as services are performed and performance obligations are satisfied. Generally, these services are cancellable with little to no notice needed. The revenue generated from service charges and fees totaled $1.1 million and $1.0 million for years ended December 31, 2018 and 2017, respectively. Noninterest income recognized from the gain or loss of foreclosed real estate was immaterial for the year ended December 31, 2017. There was no income recognized from the gain or loss of foreclosed real estate for the year ended December 31, 2018.
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
ASU No. 2016-02, Leases (Topic 842): The amendments in this ASU require lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. Accounting by lessors will remain largely unchanged. In July 2018, the FASB issued a subsequent update which introduced a new transition method, under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The guidance will be effective for the Company on January 1, 2019, with early adoption permitted. The Company recognized $0.6 million as a cumulative-effect adjustment to the opening balance of retained earnings at the time of adoption on January 1, 2019. In addition, the impact of the new standard is expected to be immaterial to the Company as it relates to recognizing operating leases on the balance sheet. The Company estimates the right of use asset and lease liability to be approximately $10 million on day 1, depending on the final discount rate utilized.
ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments.” The ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and can result in the earlier recognition of credit losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. The amendments in this update will be effective for the Company on January 1, 2020, including interim periods within that fiscal year. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently working with third party consultants and continues to evaluate the impact of its pending adoption of this guidance on the Company’s financial statements.
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

ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (subtopic 310-20): “Premium Amortization on Purchased Callable Debt Securities.” The amendments in this update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments were effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption was permitted, including adoption in an interim period. If an entity early adopted the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of this ASU did not have a material impact on the Company’s financial statements.
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
ASU No. 2017-12, Derivatives and Hedging: “Targeted Improvements to Accounting for Hedging Activities” (Topic 815): The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 was effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. This ASU requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The adoption of this ASU did not have a material impact on the Company’s financial statements.
ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): This update requires a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate tax rate. The amount of the reclassification would be the difference between the historical 35% corporate income tax rate and the newly enacted 21% corporate tax rate. The amendments were effective for all entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption of the amendments was permitted including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued and all other entities for reporting periods for which financial statements have not yet been made available for issuance. An entity would apply the amendments in the update retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 is recognized. The Company elected to adopt this update and recorded a $0.3 million reduction to retained earnings and increase to accumulated other comprehensive income as of December 31, 2017.
ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): The purpose of this update is to clarify certain aspects of the guidance in ASU No. 2016-01 regarding equity securities without a readily determinable fair value, forward contracts and purchased options, presentation requirements for certain fair value option liabilities, fair value option liabilities denominated in a foreign currency, and transition guidance for equity securities without a readily determinable fair value. Public business entities with fiscal years beginning between December 15, 2017 and June 15, 2018, were not required to adopt these amendments until the interim period beginning after June 15, 2018 and public business entities with fiscal years beginning between June 15, 2018 and December 15, 2018 were not required to adopt these amendments before adopting the amendments in update 2016-01. The adoption of this ASU did not have a material impact on the Company’s financial statements.
ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): "Improvements to Nonemployee Share-Based Payment Accounting” (ASU 2018-07). The amendments in this update expand the scope of Topic 718 to include share based payments to nonemployees. An entity is required to apply the requirements of Topic 718 to nonemployee awards except for specific guidance related to option pricing models and the attribution of cost. ASU 2018-07 was effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods in the year of adoption. Early adoption was permitted for any interim or annual period. The adoption of this ASU did not have a material impact on the Company’s financial statements.
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
2.    Shareholders’ Equity
Common stock
The Company has 10,000,000 shares authorized and 7,842,271 shares issued and outstanding at December 31, 2018 and 10,000,000 shares authorized and 7,751,424 shares issued and outstanding at December 31, 2017. The Company's stock is traded on the NASDAQ stock exchange under the ticker symbol BWFG.
Warrants
On October 1, 2014, the Company acquired Quinnipiac Bank and Trust Co. and, in connection therewith, the Company issued 68,600 warrants to former Quinnipiac warrant holders in accordance with the merger agreement. Each warrant was automatically converted into a warrant to purchase 0.56 shares of the Company’s common stock for an exercise price of $17.86. During the first quarter of 2018, all remaining warrants were exercised. The Company does not have any warrants outstanding as of December 31, 2018.
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

The Company did not repurchase any of its common stock during 2018 or 2017.
3.    Goodwill and other intangible assets
Information on goodwill for the year ended December 31, 2018 and 2017 is as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017
	(In thousands)
Balance, beginning of the period	$2,589	$2,589
Impairment	—	—
Balance, end of the period	$2,589	$2,589
The Company tests for goodwill impairment annually as of June 30th. No impairment was required to be recorded on goodwill for 2018 or 2017.
The table below provides information regarding the carrying amounts and accumulated amortization of amortized intangible assets as of the dates set forth below. The remaining net intangible asset as of December 31, 2018 will be amortized over a period of approximately 4 years.

	Gross Intangible Asset	Accumulated Amortization	Net Intangible Asset
	(In thousands)
December 31, 2018
Core deposit intangible	$1,029	$739	$290
December 31, 2017
Core deposit intangible	$1,029	$647	$382

4.    Investment Securities
The amortized cost, gross unrealized gains and losses and fair values of available for sale and held to maturity securities segregated by contractual maturity at December 31, 2018 were as follows:

	December 31, 2018
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Less than one year	$1,000	$—	$(11)	$989
Due from one through five years	12,025	—	(161)	11,864
Due from five through ten years	100	—	(5)	95
Due after ten years	70,690	7	(1,509)	69,188
	83,815	7	(1,686)	82,136

State agency and municipal obligations
Due from one through five years	2,234	18	—	2,252
Due from five through ten years	1,261	18	—	1,279
Due after ten years	528	—	(52)	476
	4,023	36	(52)	4,007

Corporate bonds
Due from one through five years	7,061	—	(50)	7,011

Total available for sale securities	$94,899	$43	$(1,788)	$93,154

Held to maturity securities:
State agency and municipal obligations
Less than one year	$3,894	$6	$—	$3,900
Due after ten years	16,434	669	(113)	16,990
	20,328	675	(113)	20,890

Corporate bonds
Less than one year	1,000	—	—	1,000

Government-sponsored mortgage backed securities
No contractual maturity	93	5	—	98
Total held to maturity securities	$21,421	$680	$(113)	$21,988

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
The gross realized gains on the sale of investment securities totaled $0.2 million for the year ended December 31, 2018. Sales proceeds and calls totaled $12.4 million for the year ended December 31, 2018. The gross realized losses on the sale of investment securities totaled $2.0 thousand for the year ended December 31, 2018. The gross realized gains on the sale of investment securities totaled $0.2 million for the year ended December 31, 2017. There were no gross realized losses on the sale of investment securities for the year ended December 31, 2017. Sales proceeds and calls were $60.4 million for the year ended December 31, 2017.
At December 31, 2018 and December 31, 2017, none of the Company's securities were pledged as collateral with the Federal Home Loan Bank ("FHLB") or any other institution.
As of December 31, 2018, the actual duration of the Company's available for sale securities were significantly shorter than the notional maturities.

At December 31, 2018 the Company held marketable equity securities with a fair value and amortized cost of $2.0 million. These securities represent an investment in mutual funds whose primary purpose is to make investments for CRA purposes. The Company did not hold any marketable equity securities at December 31, 2017.
The following table provides information regarding investment securities with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at December 31, 2018 and 2017:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(In thousands)
December 31, 2018
U.S. Government and agency obligations	$4,990	$(38)	0.75%	$72,676	$(1,648)	2.22%	$77,666	$(1,686)	2.12%
State agency and municipal obligations	8,212	(113)	1.36%	476	(52)	9.87%	8,688	(165)	1.87%
Corporate bonds	2,033	(11)	0.51%	4,978	(39)	0.78%	7,011	(50)	0.70%
Total investment securities	$15,235	$(162)	1.05%	$78,130	$(1,739)	2.18%	$93,365	$(1,901)	2.00%
December 31, 2017
U.S. Government and agency obligations	$70,419	$(225)	0.32%	$2,064	$(35)	1.67%	$72,483	$(260)	0.36%
State agency and municipal obligations	92	—	0.16%	656	(27)	3.95%	748	(27)	3.50%
Corporate bonds	—	—	—%	995	(5)	0.50%	995	(5)	0.50%
Total investment securities	$70,511	$(225)	0.32%	$3,715	$(67)	1.77%	$74,226	$(292)	0.39%
There were twenty-five and fifteen individual investment securities as of December 31, 2018 and December 31, 2017, respectively, in which the fair value of the security was less than the amortized cost of the security.
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
The Company has the intent and ability to retain its investment securities in an unrealized loss position at December 31, 2018 until the decline in value has recovered or the security has matured.

5.    Loans Receivable and Allowance for Loan Losses
The following table sets forth a summary of the loan portfolio at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
	(In thousands)
Real estate loans:
Residential	$178,079	$193,524
Commercial	1,094,066	987,242
Construction	73,191	101,636
	1,345,336	1,282,402
Commercial business	258,978	259,995
Consumer	412	619
Total loans	1,604,726	1,543,016
Allowance for loan losses	(15,462)	(18,904)
Deferred loan origination fees, net	(2,497)	(3,242)
Unamortized loan premiums	8	9
Loans receivable, net	$1,586,775	$1,520,879
Lending activities are conducted principally in the New York metropolitan area, including Fairfield and New Haven Counties of Connecticut, and consist of residential and commercial real estate loans, commercial business loans and a variety of consumer loans. Loans may also be granted for the construction of residential homes and commercial properties. All residential and commercial mortgage loans are collateralized by first or second mortgages on real estate.
Risk management
The Company has established credit policies applicable to each type of lending activity in which it engages. The Company evaluates the creditworthiness of each customer and extends credit of up to 80% of the market value of the collateral, depending on the borrower's creditworthiness and the type of collateral. The borrower’s ability to service the debt is monitored on an ongoing basis. Real estate is the primary form of collateral. Other important forms of collateral are business assets, time deposits and marketable securities. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment for commercial loans, to be based on the borrower’s ability to generate continuing cash flows. In the fourth quarter of 2017 management made the strategic decision to no longer originate residential mortgage loans. The Company’s policy for residential lending generally required that, the amount of the loan may not exceed 80% of the original appraised value of the property. In certain situations, the amount may have exceeded 80% LTV either with private mortgage insurance being required for that portion of the residential loan in excess of 80% of the appraised value of the property or where secondary financing is provided by a housing authority program second mortgage, a community’s low/moderate income housing program, or a religious or civic organization.
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
The Company’s loan portfolio is segregated into the following portfolio segments:
Residential Real Estate:   This portfolio segment consists of the origination of first mortgage loans secured by one-to-four family owner occupied residential properties for personal use located in our market area. This segment also includes home equity loans and home equity lines of credit secured by owner occupied one-to-four family residential properties. Loans of this type were written at a combined maximum of 80% of the appraised value of the property and the Company requires a first or second lien position on the property. These loans can be affected by economic conditions and the values of the underlying properties.
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
Allowance for loan losses
During the fourth quarter of 2018, the Company recognized a charge-off totaling $6.2 million attributable to one lending relationship, affecting the commercial real estate and commercial business segments.
As of December 31, 2017, the Company has changed its methodology to estimate its allowance for loan losses. The change in methodology resulted in an update to the underlying loan loss assumptions, incorporating the most recent industry, peer and product loss trends. This resulted in a non-recurring, pretax $1.3 million reduction in the reserve during the fourth quarter of 2017 and for the year ended December 31, 2017.
The following tables set forth the activity in the Company’s allowance for loan losses for the years ended December 31, 2018, 2017 and 2016, by portfolio segment:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
For the Year Ended December 31, 2018
Beginning balance	$1,721	$12,777	$907	$3,498	$1	$18,904
Charge-offs	(420)	(5,614)	—	(815)	(77)	(6,926)
Recoveries	—	18	—	19	7	44
(Credits) provisions	(444)	4,381	(767)	200	70	3,440
Ending balance	$857	$11,562	$140	$2,902	$1	$15,462

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
For the Year Ended December 31, 2017
Beginning balance	$1,802	$9,415	$2,105	$4,283	$377	$17,982
Charge-offs	—	—	—	(521)	(51)	(572)
Recoveries	146	—	—	4	3	153
(Credits) provisions	(227)	3,362	(1,198)	(268)	(328)	1,341
Ending balance	$1,721	$12,777	$907	$3,498	$1	$18,904

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
For the Year Ended December 31, 2016
Beginning balance	$1,618	$7,705	$1,504	$3,334	$8	$14,169
Charge-offs	—	—	(7)	(69)	(35)	(111)
Recoveries	—	—	—	—	10	10
Provisions	184	1,710	608	1,018	394	3,914
Ending balance	$1,802	$9,415	$2,105	$4,283	$377	$17,982
Loans evaluated for impairment and the related allowance for loan losses as of December 31, 2018 and 2017 were as follows:

	Portfolio	Allowance
	(In thousands)
December 31, 2018
Loans individually evaluated for impairment:
Residential real estate	$6,534	$233
Commercial real estate	6,383	—
Commercial business	6,155	133
Consumer	3	—
Subtotal	19,075	366
Loans collectively evaluated for impairment:
Residential real estate	171,545	624
Commercial real estate	1,087,683	11,562
Construction	73,191	140
Commercial business	252,823	2,769
Consumer	409	1
Subtotal	1,585,651	15,096
Total	$1,604,726	$15,462

	Portfolio	Allowance
	(In thousands)
December 31, 2017
Loans individually evaluated for impairment:
Residential real estate	$4,607	$8
Commercial real estate	7,586	876
Commercial business	2,660	71
Subtotal	14,853	955
Loans collectively evaluated for impairment:
Residential real estate	188,917	1,713
Commercial real estate	979,656	11,901
Construction	101,636	907
Commercial business	257,335	3,427
Consumer	619	1
Subtotal	1,528,163	17,949
Total	$1,543,016	$18,904

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

The following table presents credit risk ratings by loan segment as of December 31, 2018 and 2017:

	Commercial Credit Quality Indicators
	December 31, 2018				December 31, 2017
	Commercial Real Estate	Construction	Commercial Business	Total	Commercial Real Estate	Construction	Commercial Business	Total
	(In thousands)
Pass	$1,084,695	$73,191	$237,933	$1,395,819	$960,902	$101,636	$252,570	$1,315,108
Special mention	2,988	—	14,890	17,878	9,371	—	4,019	13,390
Substandard	2,516	—	2,592	5,108	16,969	—	3,297	20,266
Doubtful	3,867	—	3,563	7,430	—	—	109	109
Loss	—	—	—	—	—	—	—	—
Total loans	$1,094,066	$73,191	$258,978	$1,426,235	$987,242	$101,636	$259,995	$1,348,873

	Residential and Consumer Credit Quality Indicators
	December 31, 2018			December 31, 2017
	Residential Real Estate	Consumer	Total	Residential Real Estate	Consumer	Total
	(In thousands)
Pass	$171,415	$409	$171,824	$188,917	$619	$189,536
Special mention	130	—	130	—	—	—
Substandard	6,534	3	6,537	4,607	—	4,607
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total loans	$178,079	$412	$178,491	$193,524	$619	$194,143
Loan portfolio aging analysis
When a loan is 15 days past due, the Company sends the borrower a late notice. The Company attempts to contact the borrower by phone if the delinquency is not corrected promptly after the notice has been sent.
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

The following tables set forth certain information with respect to our loan portfolio delinquencies by portfolio segment and amount as of December 31, 2018 and December 31, 2017:

	December 31, 2018
	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Originated loans
Real estate loans:
Residential real estate	$994	$—	$2,203	$3,197	$174,882	$178,079
Commercial real estate	668	133	4,386	5,187	1,088,879	1,094,066
Construction	—	—	—	—	73,191	73,191
Commercial business	—	1	4,076	4,077	254,901	258,978
Consumer	—	—	—	—	412	412
Total loans	$1,662	$134	$10,665	$12,461	$1,592,265	$1,604,726

	December 31, 2017
	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$1,248	$2,244	$1,161	$4,653	$188,871	$193,524
Commercial real estate	10,028	4,116	2,074	16,218	971,024	987,242
Construction	—	—	—	—	101,636	101,636
Commercial business	4,318	162	481	4,961	255,034	259,995
Consumer	3	—	2	5	614	619
Total loans	$15,597	$6,522	$3,718	$25,837	$1,517,179	$1,543,016
There were no loans delinquent greater than 90 days and still accruing as of December 31, 2018 or December 31, 2017.
Loans on nonaccrual status
The following is a summary of nonaccrual loans by portfolio segment as of December 31, 2018 and 2017:

	December 31,
	2018	2017
	(In thousands)
Residential real estate	$3,812	$1,590
Commercial real estate	5,950	3,371
Commercial business	4,320	520
Total	$14,082	$5,481
Lost interest income on loans that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the years ended December 31, 2018, 2017 and 2016 was $1.1 million, $0.2 million and $17 thousand, respectively. The amount of actual interest income recognized on these loans was $11 thousand, $0.1 million and $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
At December 31, 2018 and 2017, there were no commitments to lend additional funds to borrowers on nonaccrual status, respectively. Nonaccrual loans with no specific reserve totaled $11.5 million and $3.5 million at December 31, 2018 and 2017, respectively.

Impaired loans
An impaired loan is generally one for which it is probable, based on current information, that the Company will not collect all the amounts due in accordance with the contractual terms of the loan. Such loans are individually evaluated for impairment. When the Company classifies a problem loan as impaired, it evaluates whether a specific valuation allowance is required for that portion of the asset that is estimated to be impaired.
The following tables summarize impaired loans by portfolio segment and the average carrying amount and interest income recognized on impaired loans by portfolio segment as of December 31, 2018, 2017 and 2016:

	As of and for the Year Ended December 31, 2018
	Carrying Amount	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$4,520	$4,613	$—	$4,906	$106
Commercial real estate	6,383	12,191	—	11,713	20
Construction	—	—	—	—	—
Commercial business	5,212	6,051	—	4,945	297
Consumer	3	3	—	4	—
Total impaired loans without a valuation allowance	16,118	22,858	—	21,568	423
Impaired loans with a valuation allowance:
Residential real estate	2,014	2,054	233	2,049
Commercial real estate	—	—	—	—	—
Commercial business	943	945	133	684	25
Total impaired loans with a valuation allowance	2,957	2,999	366	2,733	25
Total impaired loans	$19,075	$25,857	$366	$24,301	$448

	As of and for the Year Ended December 31, 2017
	Carrying Amount	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$3,515	$3,556	$—	$3,530	$—
Commercial real estate	1,841	1,915	—	1,916	21
Commercial business	1,950	2,024	—	2,109	89
Total impaired loans without a valuation allowance	7,306	7,495	—	7,555	110
Impaired loans with a valuation allowance:
Residential real estate	1,092	1,092	8	1,100	—
Commercial real estate	5,745	5,745	876	5,854	261
Commercial business	710	712	71	873	47
Total impaired loans with a valuation allowance	7,547	7,549	955	7,827	308
Total impaired loans	$14,853	$15,044	$955	$15,382	$418

	As of and for the Year Ended December 31, 2016
	Carrying Amount	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$1,681	$1,700	$—	$1,692	$19
Commercial real estate	651	651	—	668	29
Commercial business	1,123	1,177	—	1,616	112
Total impaired loans without a valuation allowance	3,455	3,528	—	3,976	160
Impaired loans with a valuation allowance:
Commercial real estate	267	267	8	272	6
Commercial business	759	759	42	823	41
Consumer	368	368	368	368	—
Total impaired loans with a valuation allowance	1,394	1,394	418	1,463	47
Total impaired loans	$4,849	$4,922	$418	$5,439	$207
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
Loans classified as TDRs totaled $7.2 million at December 31, 2018 and $4.9 million at December 31, 2017.
The following table presents loans whose terms were modified as TDRs during the periods presented:

				Outstanding Recorded Investment
	Number of Loans			Pre-Modification			Post-Modification
	2018	2017	2016	2018	2017	2016	2018	2017	2016
	(Dollars in thousands)
Years ended December 31,
Commercial real estate	1	—	1	$37	$—	$62	$29	$—	$62
Residential real estate	3	2	—	3,394	2,957	—	3,390	2,957	—
Commercial business	1	4	2	608	371	237	608	741	237
Total	5	6	3	$4,039	$3,328	$299	$4,027	$3,698	$299
At December 31, 2018 and December 31, 2017, there were six non-accrual loans identified as TDRs totaling $3.6 million and four non-accrual loans identified as TDRs totaling $0.6 million, respectively.

The following table provides information on how loans were modified as a TDR for the years ended December 31, 2018 and 2017.

	December 31,
	2018	2017	2016
	(In thousands)
Maturity Concession	$—	$638	$299
Maturity and payment concession	750	1,925	—
Maturity and rate concession	608	1,032	—
Payment concession	2,669	103	—
Total	$4,027	$3,698	$299
One loan previously modified as a TDR, in the amount of $2.0 million re-defaulted during the year ended December 31, 2018. Three loans previously modified as TDRs, in the amount of $1.2 million re-defaulted during the year ended December 31, 2017.
6.    Premises and Equipment
At December 31, 2018 and 2017, premises and equipment consisted of the following:

	December 31,
	2018	2017
	(In thousands)
Land	$2,300	$2,300
Building	14,126	14,030
Leasehold improvements	6,082	4,558
Furniture and fixtures	3,584	3,096
Equipment	4,155	4,478
Automobiles	67	67
	30,314	28,529
Accumulated depreciation and amortization	(10,543)	(10,333)
Premises and equipment, net	$19,771	$18,196
For the years ended December 31, 2018, 2017 and 2016, depreciation and amortization expense related to premises and equipment totaled $1.7 million, $1.5 million and $1.7 million, respectively.

7.    Other Assets
The components of other assets as of December 31, 2018 and 2017 are summarized below:

	December 31, 2018	December 31, 2017
	(In thousands)
Deferred compensation	$2,618	$4,097
Servicing assets, net of valuation allowance	870	1,113
Derivative assets	2,868	2,034
Other	3,681	3,204
Total Other Assets	$10,037	$10,448
Deferred compensation
The Company has a non-qualified deferred compensation plan for the Board of Directors that allows for the deferral of fees earned related to services rendered for the Company. The deferred compensation balance declined $1.5 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. The decline was primarily driven by distributions from the plan.
Loan servicing
The Bank sells loans in the secondary market and retains the ability to service many of these loans. The Bank earns fees for the servicing provided. Loans serviced for others are not included in the accompanying consolidated balance sheets. The balance of loans serviced for others was $122.4 million and $122.8 million at December 31, 2018 and 2017, respectively. The risks inherent in servicing assets relate primarily to changes in the timing of prepayments that result from shifts in interest rates. The significant assumptions used in the valuation at year-end 2018 for servicing assets included a discount rate ranging from 10% to 12% and pre-payment speed assumptions ranging from 3% to 15%. The significant assumptions used in the valuation at year-end 2017 for servicing assets included a discount rate ranging from 7% to 12% and pre-payment speed assumptions ranging from 7% to 9%.
The carrying value of loan servicing rights was $0.9 million and $1.1 million as of December 31, 2018 and 2017, respectively.
The following table presents the changes in carrying value for loan servicing assets:

	December 31, 2018	December 31, 2017
	(In thousands)
Loan Servicing Rights:
Balance at beginning of year	$1,113	$—
Servicing rights capitalized	224	1,171
Servicing rights amortized	(136)	(58)
Servicing rights disposed	(109)	—
Change in valuation allowance	(222)	—
Balance at end of year	$870	$1,113
Included in accrued expenses and other liabilities, as of December 31, 2018 and 2017, respectively, are $73 thousand and $83 thousand for loan servicing liabilities related to loans serviced for others for which the Company does not receive a servicing fee.
As of December 31, 2018, the Company established a servicing asset valuation allowance in the amount of $222 thousand. Prior to 2018, the Company was not required to have a servicing asset valuation allowance.

8.    Deposits
At December 31, 2018 and 2017, deposits consisted of the following:

	December 31,
	2018	2017
	(In thousands)
Noninterest bearing demand deposit accounts	$173,198	$172,638
Interest bearing accounts:
NOW	61,869	58,942
Money market	471,968	451,804
Savings	180,487	83,758
Time certificates of deposit	614,722	631,263
Total interest bearing accounts	1,329,046	1,225,767
Total deposits	$1,502,244	$1,398,405
Maturities of time certificates of deposit as of December 31, 2018 and 2017 are summarized below:

	December 31,
	2018	2017
	(In thousands)
2018	$—	$391,509
2019	411,818	214,383
2020	171,452	24,466
2021	30,615	373
2022	579	532
2023	258	—
Total	$614,722	$631,263
The aggregate amount of individual certificate accounts, including brokered deposits with balances of $250,000 or more, were approximately $227.8 million and $197.3 million at December 31, 2018 and 2017, respectively.
Brokered certificate of deposits totaled $91.8 million and $44.3 million at December 31, 2018 and 2017, respectively. Certificates of deposits from national listing services totaled $101.5 million at December 31, 2018 and $163.0 million at December 31, 2017.
The following table summarizes interest expense by account type for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
NOW	$157	$93	$109
Money market	6,431	3,427	1,836
Savings	1,649	763	315
Time certificates of deposit	10,714	8,411	6,040
Total interest expense on deposits	$18,951	$12,694	$8,300

9.    Federal Home Loan Bank Advances and Other Borrowings
The following is a summary of FHLB advances with maturity dates and weighted average rates at December 31, 2018 and 2017:

	December 31,
	2018		2017
	Amount Due	Weighted Average Rate	Amount Due	Weighted Average Rate
	(Dollars in thousands)
Year of Maturity:
2018	$—	—%	$174,000	1.44%
2019	135,000	2.55	—	—
2020	25,000	1.99	25,000	1.99
Total advances	$160,000	2.46%	$199,000	1.51%
$125 million of the above mentioned FHLB advances as of December 31, 2018 are subject to interest rate swap transactions, see note 17.
Interest expense on FHLB advances totaled $3.9 million, $2.0 million and $1.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At December 31, 2018, the Company had pledged eligible loans with a book value of $939.8 million as collateral to support borrowing capacity at the FHLB of Boston. As of December 31, 2018 the Company has immediate availability to borrow an additional $385.1 million based on qualified collateral.
At December 31, 2018, the Bank had a secured line of credit with the FHLB and unsecured lines of credit with Atlantic Community Bankers Bank, Zions Bank and Texas Capital Bank. The total line of credit and the amount outstanding at December 31, 2018 is summarized below:

	December 31, 2018
	Total Line of Credit	Total Outstanding
	(In Thousands)
FHLB	$450	$—
Atlantic Community Bankers Bank	7,500	—
Zions Bank	25,000	—
Texas Capital Bank	5,000	—
Total	$37,950	$—
Federal Home Loan Bank Stock
As a member of the FHLB, the Bank is required to maintain investments in their capital stock. The Bank owned 81,096 shares and 91,827 shares at December 31, 2018 and 2017, respectively. There is no ready market or quoted market values for the stock and as such is classified as restricted stock. The shares have a par value of $100 and are carried on the consolidated balance sheets at cost, and evaluated for impairment, as the stock is only redeemable at par subject to the redemption practices of the FHLB.
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
Management evaluated the stock and concluded that the stock was not impaired as of December 31, 2018 or 2017.

10.    Subordinated Debentures
On August 19, 2015, the Company completed a private placement of $25.5 million in aggregate principal amount of fixed rate subordinated notes (the “Notes”) to certain institutional investors. The Notes are non-callable for five years, have a stated maturity of August 15, 2025, and bear interest at a quarterly pay fixed rate of 5.75% per annum to the maturity date or the early redemption date, August 2020 and annually thereafter.
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
Total future lease obligations totaled $23.7 million and $21.7 million at December 31, 2018 and 2017, respectively. The lease obligations at December 31, 2018 include a land lease with a municipality related to a building purchased in December, 2016. The land lease has a 98 year and 11 month term which commenced on September 1, 2001. The current lease payment is approximately $173 thousand per year and may be adjusted to fair market value in subsequent years. Future minimum rental commitments under the terms of these leases for the year ended December 31, 2018 was as follows:

2018
(In thousands)
Period Ending December 31,
2019	$1,972
2020	1,842
2021	1,739
2022	1,118
2023	1,134
Thereafter	15,898
Total	$23,703
Total rental expense approximated $2.0 million, $1.8 million and $2.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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

Financial instruments whose contract amounts represented credit risk at December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
	(In thousands)
Commitments to extend credit:
Loan commitments	$190,661	$112,649
Undisbursed construction loans	68,151	80,064
Unused home equity lines of credit	7,445	7,573
	$266,257	$200,286
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract or certain milestones in the case of construction loans or otherwise required collateral under borrowing base limits are met. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies, but may include residential and commercial property, deposits and securities.
These commitments subject the Company to potential exposure in excess of amounts recorded in the financial statements, and therefore, management maintains a specific reserve for unfunded credit commitments. This reserve is reported as a component of accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. The reserve for unfunded commitments totaled $175 thousand at December 31, 2018 and $250 thousand at December 31, 2017.
12.    Income Taxes
The components of income tax expense for the years ended December 31, 2018, 2017 and 2016 consisted of:

	December 31,
	2018	2017	2016
	(In thousands)
Current provision:
Federal	$2,251	$6,960	$6,838
State	185	431	226
Total current	2,436	7,391	7,064
Deferred provision (benefit):
Federal	1,284	3,908	(1,104)
Total income tax expense	$3,720	$11,299	$5,960
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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. As a result, the corporate tax rate was reduced from 35% to 21%. Companies were required to recognize the effect of tax law changes in the period of enactment in accordance with GAAP. As result of the tax law changes the Company recognized a write-down of its deferred tax asset in the amount of $3.3 million for the year ended December 31, 2017.

A reconciliation of the anticipated income tax expense, computed by applying the statutory federal income tax rate of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016 to the income before income taxes, to the amount reported in the consolidated statements of income for the years ended December 31, 2018, 2017, and 2016 was as follows:

	December 31,
	2018	2017	2016
	(In thousands)
Income tax expense at statutory federal rate	$4,442	$8,795	$6,409
State tax expense, net of federal tax effect	99	280	147
Statutory rate reductions	—	3,270	—
Income exempt from tax	(403)	(822)	(687)
Benefits related to stock compensation	(68)	(490)	—
Deferred director fees	(100)	—	—
Other items, net	(250)	266	91
Income tax expense	$3,720	$11,299	$5,960
At December 31, 2018 and 2017, the components of deferred tax assets and liabilities were as follows:

	December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$3,284	$4,022
Net operating loss carryforwards	518	555
Purchase accounting adjustments	—	14
Deferred fees	1,152	1,162
Deferred director fees	31	—
Start-up costs	118	144
Depreciation	—	67
Unrealized loss on available for sale securities	367	—
Other	204	88
Gross deferred tax assets	5,674	6,052
Deferred tax liabilities:
Deferred expenses	628	482
Servicing rights	166	216
Purchase accounting adjustments	61	—
Depreciation	382	—
Unrealized gain on derivatives	90	427
Unrealized gain on available for sale securities	—	23
Gross deferred tax liabilities	1,327	1,148
Net deferred tax asset	$4,347	$4,904
A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. Management evaluated its remaining deferred tax assets and believes no valuation allowances are needed at December 31, 2018.
At December 31, 2018, the Company had federal net operating loss carryovers of $2.5 million. The carryovers were transferred to the Company upon the merger with The Wilton Bank. The losses will expire after 2032 and are subject to certain annual limitations which amount to $176 thousand per annum.

Management regularly analyzes their tax positions and at December 31, 2018 management has established a reserve for uncertain tax positions in conjunction with the Company's out of state lending activity. The total reserve for uncertain tax positions totaled $193 thousand as of December 31, 2018. The tax years 2015 and subsequent are subject to examination by federal and state taxing authorities. The statute of limitations has expired on the years before 2015. No examinations are currently in process.
The following table reflects a reconciliation of the beginning and ending balances of the Company’s uncertain tax positions:

	At December 31,
	2018	2017	2016
	(In thousands)
Balance, beginning of year	$393	$95	$—
(Reductions) additions relating to potential liability with taxing authorities	(200)	298	95
Balance, end of year	$193	$393	$95
13.    401(K) Profit Sharing Plan
The Company’s employees are eligible to participate in The Bankwell Financial Group, Inc. and its Subsidiaries and Affiliates 401(k) Plan (the “401k Plan”). The 401k Plan covers substantially all employees who are at least 21 years of age. Under the terms of the 401k Plan, participants can contribute up to a certain percentage of their compensation, subject to federal limitations. The Company matches eligible contributions and may make discretionary matching and/or profit sharing contributions. Participants are immediately vested in their contributions and become fully vested in the Company’s contributions after completing five years of service. The Company expensed $265 thousand, $257 thousand and $227 thousand related to the 401k Plan during the years ended December 31, 2018, 2017 and 2016, respectively.
14.    Earnings Per Share (EPS)
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
The following is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Net income	$17,433	$13,830	$12,350
Dividends to participating securities(1)	(51)	(28)	(27)
Undistributed earnings allocated to participating securities(1)	(178)	(151)	(211)
Net income for earnings per share calculation	$17,204	$13,651	$12,112
Weighted average shares outstanding, basic	7,722	7,572	7,396
Effect of dilutive equity-based awards(2)	53	98	95
Weighted average shares outstanding, diluted	7,775	7,670	7,491
Net earnings per common share:
Basic earnings per common share	$2.23	$1.80	$1.64
Diluted earnings per common share	$2.21	$1.78	$1.62
(1)    Represents dividends paid and undistributed earnings allocated to unvested stock-based awards that contain non-forfeitable rights to dividends.
(2)    Represents the effect of the assumed exercise of stock options and warrants and the vesting of restricted shares, as applicable, utilizing the treasury stock method.

15.    Stock Based Compensation Plans
Equity award plans
The Company has stock options or unvested restricted stock outstanding under three equity award plans, which are collectively referred to as the “Plan.” The current plan under which any future issuances of equity awards will be made is the 2012 BNC Financial Group, Inc. Stock Plan, or the “2012 Plan,” amended on June 26, 2013. All equity awards made under the 2012 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of share options or restricted stock. At December 31, 2018, there were 590,079 shares reserved for future issuance under the 2012 Plan.
Stock options:   The Company accounts for stock options based on the fair value at the date of grant and records an expense over the vesting period of such awards on a straight line basis.
There were no options granted during the years ended December 31, 2018, 2017 or 2016.
A summary of the status of outstanding stock options at December 31, 2018 is presented below:

	December 31, 2018
	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	47,050	$17.83
Exercised	(28,020)	19.14
Options outstanding at end of period	19,030	15.91

Options exercisable at end of period	19,030	15.91
Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. The total intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $0.4 million, $1.1 million and $0.6 million, respectively.
The range of exercise prices for the 19,030 options exercisable at December 31, 2018 was $11.00 to $17.86 per share. The weighted average remaining contractual life for these options was 3.2 years at December 31, 2018. At December 31, 2018, as all awarded options have vested, all of the outstanding options are exercisable, and the aggregate intrinsic value of these options was$0.2 million.
The following table summarizes information for options, all of which are both outstanding and exercisable, at December 31, 2018:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price
$11.00–17.86	19,030	3.2	$15.91
Restricted stock:   Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.

The following table presents the activity for restricted stock for the year ended December 31, 2018:

	December 31, 2018
	Number of Shares		Weighted Average Grant Date Fair Value
Unvested at beginning of period	75,186		$26.39
Granted	44,300	(1)	32.81
Vested	(37,989)		24.85
Forfeited	(3,873)		27.02
Unvested at end of period	77,624		30.78

(1)	Includes 11,250 shares of performance based restricted stock

The total fair value of restricted stock awards vested during the year ended December 31, 2018 was $1.1 million.
The Company’s restricted stock expense for the years ended December 31, 2018, 2017 and 2016 was $1.3 million, $0.9 million and $1.2 million, respectively. At December 31, 2018 there was $1.8 million of unrecognized stock compensation expense for restricted stock, expected to be recognized over a weighted average period of 1.7 years.
Performance based restricted stock:   On February 20, 2018, the Company issued 11,250 shares of restricted stock with performance and service conditions pursuant to the Company’s 2012 Stock Plan. The awards vest over a 3 year service period, provided certain performance metrics are met. The share quantity, which can range between 0% and 200%, of the grant is dependent on the degree to which the performance metrics are met. The Company records an expense over the vesting period based on (a) the probability that the performance metric will be met and (b) the fair market value of the Company’s stock at the date of the grant.
16.    Comprehensive Income
Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives accounted for as cash flow hedges. The Company’s total comprehensive income or loss for the years ended December 31, 2018, 2017 and 2016 is reported in the Consolidated Statements of Comprehensive Income.
The following tables present the changes in accumulated other comprehensive (loss) income by component, net of tax for the years ended December 31, 2018, 2017 and 2016:

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2017	$85	$1,609	$1,694
Other comprehensive loss before reclassifications, net of tax	(1,289)	(1,267)	(2,556)
Amounts reclassified from accumulated other comprehensive income, net of tax	(175)	—	(175)
Net other comprehensive loss	(1,464)	(1,267)	(2,731)
Balance at December 31, 2018	$(1,379)	$342	$(1,037)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2016	$409	$481	$890
Other comprehensive (loss) income before reclassifications, net of tax	(232)	843	611
Amounts reclassified from accumulated other comprehensive income, net of tax	(108)	—	(108)
Net other comprehensive income	(340)	843	503
Amounts reclassified for tax rate changes	16	285	301
Balance at December 31, 2017	$85	$1,609	$1,694

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2015	$405	$(178)	$227
Other comprehensive (loss) income before reclassifications, net of tax	(71)	659	588
Amounts reclassified from accumulated other comprehensive income, net of tax	75	—	75
Net other comprehensive income	4	659	663
Balance at December 31, 2016	$409	$481	$890
The following table provides information for the items reclassified from accumulated other comprehensive income or loss:

Accumulated Other Comprehensive Income (Loss) Components	For the Years Ended December 31,			Associated Line Item in the Consolidated Statements Of Income
	2018	2017	2016
	(In thousands)
Available-for-sale securities:
Unrealized gains (losses) on investments	$222	$165	$(115)	Gain (loss) on sale of available for sale securities, net
Tax (expense) benefit	(47)	(57)	40	Income tax expense
Net of tax	$175	$108	$(75)
17.    Derivative Instruments
The Company manages economic risks, including interest rate, liquidity, and credit risk by managing the amount, sources, and duration of its funding along with the use of interest rate derivative financial instruments, namely interest rate swaps. The Company does not use derivatives for speculative purposes. As of December 31, 2018, the Bank was a party to nine interest rate swaps to add stability to interest expense and to manage its exposure to interest rate movements. The notional amount for each swap is $25 million and in each case, the Bank has entered into pay-fixed LIBOR interest rate swaps to convert short term rolling Federal Home Loan Bank advances or brokered CD's to long term fixed rates. As of December 31, 2018, three of the Company's nine interest rate swaps represent forward-starting interest rate swaps on probable future FHLB advances or brokered deposits.
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

Information about derivative instruments for the years ended December 31, 2018 and 2017 were as follows:
December 31, 2018:

	Notional Amount	Original Maturity	Received	Paid	Fair Value Asset (Liability)
	(Dollars in thousands)
Cash flow hedge:
Interest rate swap	$25,000	4.7 years	3-month USD LIBOR	1.62%	$1
Interest rate swap	25,000	5.0 years	3-month USD LIBOR	1.83%	220
Interest rate swap	25,000	5.0 years	3-month USD LIBOR	1.48%	475
Interest rate swap	25,000	5.0 years	3-month USD LIBOR	1.22%	828
Interest rate swap	25,000	7.0 years	3-month USD LIBOR	2.04%	675
Interest rate swap	25,000	7.0 years	3-month USD LIBOR	2.04%	668
Forward-starting interest rate swap(1)	25,000	15.0 years	3-month USD LIBOR	3.01%	(807)
Forward-starting interest rate swap(1)	25,000	15.0 years	3-month USD LIBOR	3.03%	(819)
Forward-starting interest rate swap(1)	25,000	15.0 years	3-month USD LIBOR	3.05%	(811)
	$225,000				$430
(1) The effective date of the forward-starting interest rate swaps listed above are January 2, 2019, January 2, 2020 and August 26, 2020, respectively.
Accrued interest receivable related to interest rate swaps as of December 31, 2018 totaled $224 thousand and is excluded from the fair value presented in the table above. The fair value of interest rate swaps including accrued interest totaled $654 thousand as of December 31, 2018.
December 31, 2017:

	Notional Amount	Original Maturity	Received	Paid	Fair Value Asset (Liability)
	(Dollars in thousands)
Cash flow hedge:
Interest rate swap	$25,000	4.7 years	3-month LIBOR	1.62%	$62
Interest rate swap	25,000	5.0 years	3-month LIBOR	1.83%	105
Interest rate swap	25,000	5.0 years	3-month LIBOR	1.48%	398
Interest rate swap	25,000	5.0 years	3-month LIBOR	1.22%	793
Interest rate swap	25,000	7.0 years	3-month LIBOR	2.04%	342
Interest rate swap	25,000	7.0 years	3-month LIBOR	2.04%	334
	$150,000				$2,034
Accrued interest payable related to interest rate swaps as of December 31, 2017 totaled $70 thousand and is excluded from the fair value presented in the table above. The fair value of interest rate swaps including accrued interest totaled $1,964 thousand as of December 31, 2017.
The effective portion of unrealized changes in the fair value of derivatives accounted for as cash flow hedges is reported in other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's rolling short term debt or brokered deposits. The Company expects to reclassify $1.1 million as a reduction to interest expense during the next 12 months.
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

The Company's cash flow hedge positions consist of interest rate swap transactions as detailed in the table below:

Notional Amount	Effective Date of Hedging Relationship	Duration of Interest Rate Swap	Counterparty
(Dollars in thousands)
$25,000	April 1, 2014	4.7 years	Bank of Montreal
25,000	January 2, 2015	5.0 years	Bank of Montreal
25,000	August 26, 2015	5.0 years	Bank of Montreal
25,000	July 1, 2016	5.0 years	Bank of Montreal
25,000	August 25, 2017	7.0 years	Bank of Montreal
25,000	August 25, 2017	7.0 years	FTN Financial Capital Markets
$150,000
This hedge strategy converts the rate of interest on short term rolling FHLB advances or brokered deposits to long term fixed interest rates, thereby protecting the Company from interest rate variability.
Changes in the consolidated statements of comprehensive income related to interest rate derivatives designated as hedges of cash flows were as follows for the years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
	(In thousands)
Interest rate swap on FHLB advances and brokered CD's:
Unrealized (loss) gain recognized in accumulated other comprehensive income	$(1,604)	$1,297
Income tax benefit (expense) on items recognized in accumulated other comprehensive income	337	(454)
Other comprehensive (loss) income	(1,267)	843
Amount recognized in interest expense on hedged FHLB advances and brokered CD's	$2,552	$1,909
The following tables summarize gross and net information about derivative instruments that are offset in the Consolidated Balance Sheets at December 31, 2018 and 2017:

	December 31, 2018
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets	$3,091	$—	$3,091	$2,310	$60	$721
In addition to cash collateral received the Company has also received investment securities as collateral with a fair market value of $1.2 million as of December 31, 2018.

	December 31, 2018
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivative Liabilities	$2,437	$—	$2,437	$2,310	$—	$127

	December 31, 2017
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets	$1,964	$—	$1,964	$—	$1,780	$184
In addition to cash collateral received the Company has also received investment securities as collateral with a fair market value of $0.3 million as of December 31, 2017.
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

The carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments at December 31, 2018 and 2017 were as follows:

	December 31, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$75,411	$75,411	$75,411	$—	$—
Federal funds sold	2,701	2,701	2,701	—	—
Marketable equity securities	2,009	2,009	2,009	—	—
Available for sale securities	93,154	93,154	9,798	83,356	—
Held to maturity securities	21,421	21,988	—	1,098	20,890
Loans receivable, net	1,586,775	1,584,858	—	—	1,584,858
Accrued interest receivable	6,375	6,375	—	6,375	—
FHLB stock	8,110	8,110	—	8,110	—
Servicing asset, net of valuation allowance	870	870	—	—	870
Derivative asset, net	430	430	—	430	—
Financial Liabilities:
Demand deposits	$173,198	$173,198	$—	$173,198	$—
NOW and money market	533,837	533,837	—	533,837	—
Savings	180,487	180,487	—	180,487	—
Time deposits	614,722	616,973	—	—	616,973
Accrued interest payable	1,381	1,381	—	1,381	—
Advances from the FHLB	160,000	159,753	—	—	159,753
Subordinated debentures	25,155	24,211	—	—	24,211
Servicing liability	73	73	—	—	73

	December 31, 2017
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$70,545	$70,545	$70,545	$—	$—
Federal funds sold	186	186	186	—	—
Available for sale securities	92,188	92,188	9,861	82,327	—
Held to maturity securities	21,579	22,836	—	1,119	21,717
Loans receivable, net	1,520,879	1,494,599	—	—	1,494,599
Accrued interest receivable	5,910	5,910	—	5,910	—
FHLB stock	9,183	9,183	—	9,183	—
Servicing asset	1,113	1,113	—	—	1,113
Derivative asset, net	2,034	2,034	—	2,034	—
Financial Liabilities:
Demand deposits	$172,638	$172,638	$—	$172,638	$—
NOW and money market	510,746	510,746	—	510,746	—
Savings	83,758	83,758	—	83,758	—
Time deposits	631,263	629,532	—	—	629,532
Accrued interest payable	1,092	1,092	—	1,092	—
Advances from the FHLB	199,000	198,932	—	—	198,932
Subordinated debentures	25,103	25,457	—	—	25,457
Service liability	83	83	—	—	83
The following methods and assumptions were used by management in estimating the fair value of its financial instruments:
Cash and due from banks, federal funds sold, accrued interest receivable and accrued interest payable:   The carrying amount is a reasonable estimate of fair value.
Marketable equity securities, available for sale securities and held to maturity securities:   Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The majority of the available for sale securities are considered to be Level 2 as other observable inputs are utilized, such as quoted prices for similar securities. Level 1 investment securities include investments in a U.S. treasury note and in marketable equity securities for which a quoted price is readily available in the market. Level 3 held to maturity securities represent private placement municipal housing authority bonds for which no quoted market price is available. The fair value for these securities is estimated using a discounted cash flow model, using discount rates ranging from 4.7% to 5.1% as of December 31, 2018 and 4.5% to 4.8% as of December 31, 2017. These securities are CRA eligible investments.
FHLB stock:   The carrying value of FHLB stock approximates fair value based on the most recent redemption provisions of the FHLB.
Loans receivable:   For variable rate loans which reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair value of fixed rate loans are estimated by discounting the future cash flows using the rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value methodology includes prepayment, default and loss severity assumptions applied by type of loan. The fair value estimate of the loans includes an expected credit loss.
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
Borrowings and Subordinated Debentures:   The fair value of the Company’s borrowings and subordinated debentures is estimated using a discounted cash flow calculation that applies discount rates currently offered based on similar maturities. The Bank also considers its own creditworthiness in determining the fair value of its borrowings and subordinated debt. Contractual cash flows for the subordinated debt are reduced based on the estimated rates of default, the severity of losses to be incurred on a default, and the rates at which the subordinated debt is expected to prepay after the call date.
Off-balance-sheet instruments:   Loan commitments on which the committed interest rate is less than the current market rate are insignificant at December 31, 2018 and 2017.
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
Financial instruments measured at fair value on a recurring basis
The following table details the financial instruments carried at fair value on a recurring basis at December 31, 2018 and 2017, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the years ended December 31, 2018 and 2017, except for the Company's investment in a U.S.Treasury note that was transferred from Level 2 to Level 1 for the year ended December 31, 2017.

	Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2018
Marketable equity securities	$2,009	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	9,798	72,338	—
State agency and municipal obligations	—	4,007	—
Corporate bonds	—	7,011	—
Derivative asset, net	—	430	—

December 31, 2017
Available for sale investment securities:
U.S. Government and agency obligations	$9,861	$62,913	$—
State agency and municipal obligations	—	12,277	—
Corporate bonds	—	7,137	—
Derivative asset, net	—	2,034	—
Marketable equity securities and available for sale securities:   The fair value of the Company’s investment securities are estimated by using pricing models or quoted prices of securities with similar characteristics (i.e. matrix pricing) and are classified within Level 1 or Level 2 of the valuation hierarchy. The pricing is primarily sourced from third party pricing services, overseen by management.
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
The following table details the financial instruments carried at fair value on a nonrecurring basis at December 31, 2018 and 2017, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2018
Impaired loans	$—	$—	$18,709
Servicing asset, net	—	—	797
December 31, 2017
Impaired loans	$—	$—	$13,898
Servicing asset, net	—	—	1,030

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at December 31, 2018 and 2017:

	Fair Value	Valuation Methodology	Unobservable Input	Range
	(Dollars in thousands)
December 31, 2018
Impaired loans	$10,188	Appraisals	Discount to appraised value	5.00–8.00%
	8,521	Discounted cash flows	Discount rate	3.25–8.00%
	$18,709

Servicing asset, net	$797	Discounted cash flows	Discount rate	10.00-12.00%	(1)
			Prepayment rate	3.00-15.00%
December 31, 2017
Impaired loans	$7,711	Appraisals	Discount to appraised value	8.00–24.00%
	7,142	Discounted cash flows	Discount rate	3.25–6.75%
	$14,853

Servicing asset, net	$1,030	Discounted cash flows	Discount rate	7.00-12.00%
			Prepayment rate	7.00-9.00%
(1) Servicing liabilities totaling $73 thousand were valued using a discount rate of 2.8%.
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
Servicing assets and liabilities: When loans are sold, on a servicing retained basis, servicing rights are initially recorded at fair value. All classes of servicing assets are subsequently measured using the amortization method which required servicing rights to be amortized. The fair value of servicing assets and liabilities are not measured on an ongoing basis but are subject to fair value adjustments when and if the assets are deemed to be impaired.

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
The Basel III Capital Rules establish a minimum common equity Tier 1 capital requirement of 4.5% of risk-weighted assets; set the minimum leverage ratio at 4% of total assets; increased the minimum Tier 1 capital to risk-weighted assets requirement from 4% to 6%; and retained the minimum total capital to risk weighted assets requirement at 8.0%. A “well-capitalized” institution must generally maintain capital ratios 100 to 200 basis points higher than the minimum guidelines.
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
The Basel III Capital Rules limit a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of regulatory risk based capital ratios in addition to the amount necessary to meet its minimum risk-based capital requirements. As of December 31, 2018 the conservation buffer to be added was 1.875%, increasing to 2.5% on January 1, 2019.
Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.
As of December 31, 2018, the Bank and Company have met all capital adequacy requirements to which they are subject. There are no conditions or events since then that management believes have changed this conclusion.
The capital amounts and ratios for the Bank and the Company at December 31, 2018 were as follows:

	Actual Capital		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bankwell Bank
December 31, 2018
Common Equity Tier 1 Capital to Risk-Weighted Assets	$191,128	11.56%	$105,392	6.38%	$107,459	6.50%
Total Capital to Risk-Weighted Assets	206,593	12.50%	163,255	9.88%	165,321	10.00%
Tier I Capital to Risk-Weighted Assets	191,128	11.56%	130,190	7.88%	132,257	8.00%
Tier I Capital to Average Assets	191,128	10.14%	75,432	4.00%	94,290	5.00%
Bankwell Financial Group, Inc.
December 31, 2018
Common Equity Tier 1 Capital to Risk-Weighted Assets	172,415	10.41%	105,575	6.38%	N/A	N/A
Total Capital to Risk-Weighted Assets	213,035	12.86%	163,537	9.88%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	172,415	10.41%	130,416	7.88%	N/A	N/A
Tier I Capital to Average Assets	172,415	9.13%	75,567	4.00%	N/A	N/A

The capital amounts and ratios for the Bank and Company at December 31, 2017 were as follows:

	Actual Capital		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bankwell Bank
December 31, 2017
Common Equity Tier 1 Capital to Risk-Weighted Assets	$173,728	10.99%	$90,858	5.75%	$102,709	6.50%
Total Capital to Risk-Weighted Assets	192,632	12.19%	146,162	9.25%	158,014	10.00%
Tier I Capital to Risk-Weighted Assets	173,728	10.99%	114,560	7.25%	126,411	8.00%
Tier I Capital to Average Assets	173,728	9.61%	72,349	4.00%	90,437	5.00%
Bankwell Financial Group, Inc.
December 31, 2017
Common Equity Tier 1 Capital to Risk-Weighted Assets	155,977	9.83%	91,194	5.75%	N/A	N/A
Total Capital to Risk-Weighted Assets	199,984	12.61%	146,703	9.25%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	155,977	9.83%	114,983	7.25%	N/A	N/A
Tier I Capital to Average Assets	155,977	8.59%	72,663	4.00%	N/A	N/A
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
Reserve requirements on cash
The Bank is required to maintain a minimum reserve balance of $16.8 million and $11.1 million in the Federal Reserve Bank at December 31, 2018 and 2017, respectively. The Bank is also required to maintain a minimum reserve balance of $4.5 million and $7.5 million at the Atlantic Community Bankers Bank (formerly Bankers' Bank Northeast) at December 31, 2018 and 2017, respectively. These balances are maintained for clearing purposes in the ordinary course of business and do not represent restricted cash.
21.    Related Party Transactions
In the normal course of business, the Company may grant loans to executive officers, directors and members of their immediate families, as defined, and to entities in which these individuals have more than a 10% equity ownership. Such loans are transacted at terms including interest rates, similar to those available to unrelated customers. Changes in loans outstanding to such related parties during the years ending December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
	(In thousands)
Balance, beginning of year	$20,721	$22,471
Additional loans	1,702	3,067
Repayments	(9,417)	(4,831)
Effect of changes in related parties	(4,333)	14
Balance, end of year	$8,673	$20,721
Related party deposits aggregated approximately $46.7 million and $45.4 million at December 31, 2018 and 2017, respectively.
During the years ended December 31, 2018 and 2017, the Company paid approximately $60 thousand and $133 thousand, respectively, to related parties for services provided to the Company. The payments were primarily for consulting and legal services.

22.    Parent Company Only Financial Statements
Bankwell Financial Group, Inc., The Parent Company, operates its wholly-owned subsidiary, Bankwell Bank. The earnings of this subsidiary are recognized by the Parent Company using the equity method of accounting. Accordingly, earnings are recorded as increases in the Parent Company’s investment in the subsidiary and dividends paid reduce the investment in the subsidiary.
Condensed financial statements of the Parent Company only are as follows:
Condensed Statements of Financial Condition

	At December 31,
	2018	2017
	(Dollars in Thousands)
ASSETS
Cash and due from banks	$6,349	$2,494
Investment in subsidiary	192,909	178,778
Premises and equipment, net	11	17
Deferred income taxes, net	129	53
Other assets	2,937	9,068
Total assets	$202,335	$190,410
LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debentures	$25,155	$25,103
Accrued expenses and other liabilities	2,984	4,280
Shareholders’ equity	174,196	161,027
Total liabilities and shareholders’ equity	$202,335	$190,410
Condensed Statements of Income

	Year Ended December 31,
	2018	2017	2016
	(Dollars in Thousands)
Interest income	$15	$13	$23
Dividend income from subsidiary	4,000	—	—
Total income	4,015	13	23
Expenses	3,444	2,295	3,444
Income (loss) before equity in undistributed earnings of subsidiaries	571	(2,282)	(3,421)
Equity in undistributed earnings of subsidiaries	16,862	16,112	15,771
Net Income	$17,433	$13,830	$12,350

Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2018	2017	2016
	(Dollars in Thousands)
Cash flows from operating activities
Net income	$17,433	$13,830	$12,350
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed earnings	(16,862)	(16,112)	(15,771)
Decrease (increase) in other assets	6,131	(5,179)	(1,828)
(Increase) decrease in deferred income taxes, net	(76)	3,010	2,385
(Decrease) increase in other liabilities	(1,296)	380	1,620
Stock-based compensation	1,290	917	1,188
Amortization of debt issuance costs	52	52	51
Net cash provided by (used in) operating activities	6,672	(3,102)	(5)
Cash flows from investing activities
Decrease in premises and equipment, net	6	37	65
Net cash provided by investing activities	6	37	65
Cash flows from financing activities
Proceeds from exercise of options & warrants	936	2,031	1,106
Dividends paid on common stock	(3,759)	(2,149)	(1,661)
Proceeds from issuance of common stock	—	—	200
Net tax benefit related to stock-based compensation	—	—	280
Net cash used in financing activities	(2,823)	(118)	(75)
Net increase (decrease) in cash and cash equivalents	3,855	(3,183)	(15)
Cash and cash equivalents:
Beginning of year	2,494	5,677	5,692
End of year	$6,349	$2,494	$5,677
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	—	—	—
Income taxes	—	—	—

23.    Quarterly Financial Information of Bankwell Financial Group, Inc. (Unaudited)
The following tables present selected quarterly financial information (unaudited):

	2018
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in Thousands, except per share amounts)
Total interest income	$21,543	$20,500	$19,414	$18,607
Total interest expense	7,076	6,254	5,506	4,902
Net interest income	14,467	14,246	13,908	13,705
Provision for loan losses	2,795	322	310	13
Noninterest income	601	859	1,107	1,333
Noninterest expense	8,796	8,870	8,764	9,203
Income before income tax expense	3,477	5,913	5,941	5,822
Income tax expense	216	1,056	1,226	1,222
Net income	$3,261	$4,857	$4,715	$4,600
Earnings per common share:
Basic	$0.42	$0.62	$0.60	$0.59
Diluted	$0.41	$0.62	$0.60	$0.59

	2017
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in Thousands, except per share amounts)
Total interest income	$18,729	$18,348	$17,688	$16,436
Total interest expense	4,815	4,487	4,047	3,488
Net interest income	13,914	13,861	13,641	12,948
(Credit) Provision for loan losses	(495)	398	895	543
Noninterest income	1,541	824	998	1,266
Noninterest expense	8,579	8,129	7,581	8,234
Income before income tax expense	7,371	6,158	6,163	5,437
Income tax expense	5,275	1,895	2,394	1,735
Net income	$2,096	$4,263	$3,769	$3,702
Earnings per common share:
Basic	$0.27	$0.55	$0.49	$0.49
Diluted	$0.27	$0.55	$0.49	$0.48
Note: Due to rounding, quarterly earnings per share may not sum to reported annual earnings per share.
During the fourth quarter of 2018, the Company recognized a $6.2 million charge-off attributable to one lending relationship.
During the fourth quarter of 2017, the Company had changed its methodology to estimate its allowance for loan losses. The change in methodology resulted in an update to the underlying loan loss assumptions, incorporating the most recent industry, peer and product loss trends. This resulted in a non-recurring, pretax $1.3 million reduction in the allowance for loan loss reserve. In addition, On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. As a result, the corporate tax rate was reduced from 35% to 21%. Companies were required to recognize the effect of tax law changes in the period of enactment in accordance with GAAP. As result of the tax law changes the Company recognized a write-down of its deferred tax asset in the amount of $3.3 million.

24. Subsequent Events

The Company's Board of Directors declared a $0.13 per share cash dividend, payable February 25, 2019 to shareholders of record on February 15, 2019, representing an 8% increase when compared to last quarter's dividend.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of Bankwell’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that Bankwell’s disclosure controls and procedures were effective as of the end of the period covered by this report.
Internal Control over Financial Reporting
Bankwell’s management has issued a report on its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. As of December 31, 2018, senior management concluded that Bankwell maintained effective internal control over financial reporting.
During the year ended December 31, 2017, management identified a material weakness resulting from the aggregation of control deficiencies in management’s review of the allowance for loan losses, including certain process level controls to ensure the completeness and accuracy of loan reports used in the classification of loans as well as the precision of management’s review over the calculation of the allowance for loan losses balance. This material weakness did not result in any misstatement of the Company’s consolidated financial statements for any period presented.
To remediate the material weakness described above, we hired a director of internal audit to supplement internal and external resources dedicated to the documentation and testing of the Company's internal control over financial reporting and updated the end-to-end design of internal controls over the allowance process to ensure greater oversight over the completeness and accuracy of reports used as well as increased precision in the review of the calculation of the allowance for loan losses. During the fourth quarter of fiscal 2018, we successfully completed the testing necessary to conclude that the controls were appropriately designed and operating effectively and have concluded that the material weakness has been fully remediated.
Except for the changes referenced in the prior paragraph, there were no changes made in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The report of the Company's management follows.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on management’s assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
In accordance with the rules and regulations of the SEC, management’s report on the design and effectiveness of Bankwell’s system of internal control over financial reporting is not subject to attestation by Bankwell’s independent registered public accounting firm. The SEC rules and regulations applicable to Bankwell only require a report by management. Accordingly, this annual report filed on Form 10-K for the year ended December 31, 2018 does not include an opinion by Bankwell’s independent registered public accounting firm regarding management’s system of internal control over financial reporting.
Item 9b.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, to be filed with the Commission no later than April 30, 2019.
Item 11.    Executive Compensation
The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, to be filed with the Commission no later than April 30, 2019.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, to be filed with the Commission no later than April 30, 2019.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, to be filed with the Commission no later than April 30, 2019.
Item 14.    Principal Accountant Fees and Services
The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, to be filed with the Commission no later than April 30, 2019.

PART IV
Item 15.    Exhibits, Financial Statement Schedules

(A)(1) FINANCIAL STATEMENTS
The following consolidated financial statements of the Company are included in Item 8 of this report:
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets - As of December 31, 2018 and 2017
Consolidated Statements of Income - For the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income - For the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Shareholders' Equity - For the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows - For the years ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements
(A)(2) FINANCIAL STATEMENT SCHEDULES
Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or the information was contained elsewhere herein.
(A)(3) EXHIBITS
The exhibits listed in the Exhibit Index in this Form 10-K are filed herewith or are incorporated herein by reference to other SEC filings.

Exhibit Index

Number	Description
Exhibit 3.1	Certificate of Incorporation as amended to date (1)
Exhibit 3.2	Amended and Restated Bylaws (1)
Exhibit 10.1†	Employment Agreement of Christopher R. Gruseke dated December 29, 2016 (3)
Exhibit 10.4†	Employment Agreement of Heidi S. DeWyngaert (4)
Exhibit 10.5†	2002 Bank Management, Director and Founder Stock Option Plan (1)
Exhibit 10.6†	2006 Bank of New Canaan Stock Option Plan (1)
Exhibit 10.7†	2007 Bank of New Canaan Stock Option and Equity Award Plan (1)
Exhibit 10.8†	2011 BNC Financial Group, Inc. Stock Option and Equity Award Plan (1)
Exhibit 10.9†	2012 BNC Financial Group, Inc. Stock Plan (1)
Exhibit 10.10†	Amendment to the 2012 BNC Financial Group, Inc. Stock Plan (1)
Exhibit 10.11†	BNC Financial Group, Inc. and Affiliates Deferred Compensation Plan for Directors, January 23, 2008(1)
Exhibit 10.14†	Employment Agreement of David Dineen (4)
Exhibit 10.15†	Employment Agreement of Penko Ivanov (4)
Exhibit 10.16	Form of Director Indemnification Agreement (2)
Exhibit 10.17	Form of Executive Officer Indemnification Agreement (2)
Exhibit 10.18†	Employment Agreement of Christine Chivily (4)
Exhibit 21.1	Subsidiaries of the Registrant (1)
Exhibit 23.2	Consent of RSM US LLP
Exhibit 23.3	Consent of Whittlesey PC
Exhibit 31.1	Certification of Christopher R. Gruseke Pursuant to Rule 13a-14(a)
Exhibit 31.2	Certification of Penko Ivanov pursuant to Rule 13a-14(a)
Exhibit 32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Bankwell Financial Group, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2018, formatted in extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

†    Management contract or compensatory plan or arrangement
(1)    Filed as part of the Registrant’s Registration Statement on Form S-1 filed on April 4, 2014.
(2)    Filed as part of the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed on May 5, 2014.
(3)    Filed as part of the Registrant’s December 31, 2016 Form 10-K
(4)    Filed as part of the Registrant's June 30, 2018 Form 10-Q
Item 16.    10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKWELL FINANCIAL GROUP, INC.
By:	/s/ Christopher R. Gruseke
Christopher R. Gruseke President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature & Title	Date
/s/ Christopher R. Gruseke	March 4, 2019
Christopher R. Gruseke President and Chief Executive Officer (principal executive officer)
/s/ Penko Ivanov	March 4, 2019
Penko Ivanov Executive Vice President & Chief Financial Officer (principal financial and accounting officer)
/s/ George P. Bauer	March 4, 2019
George P. Bauer Director
/s/ Gail Brathwaite	March 4, 2019
Gail Brathwaite Director
/s/ Richard Castiglioni	March 4, 2019
Richard Castiglioni Director
/s/ Eric J. Dale	March 4, 2019
Eric J. Dale Director
/s/ Blake S. Drexler	March 4, 2019
Blake S. Drexler Director
/s/ James M. Garnett	March 4, 2019
James M. Garnett Director
/s/ Daniel S. Jones	March 4, 2019
Daniel S. Jones Director
/s/ Todd Lampert	March 4, 2019
Todd Lampert Director
/s/ Victor S. Liss	March 4, 2019
Victor S. Liss Director
/s/ Carl M. Porto	March 4, 2019
Carl M. Porto Director