Form 10-Q
period 2019-03-31
Bankwell Financial Group, Inc.
filed 2019-05-07
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, no par value per share	BWFG	NASDAQ Global Market

As of April 30, 2019, there were 7,873,471 shares of the registrant’s common stock outstanding.

Bankwell Financial Group, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
Bankwell Financial Group, Inc.
Consolidated Balance Sheets - (unaudited)
(In thousands, except share data)

	March 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$88,827	$75,411
Federal funds sold	4,764	2,701
Cash and cash equivalents	93,591	78,112

Investment securities
Marketable equity securities, at fair value	2,049	2,009
Available for sale investment securities, at fair value	96,423	93,154
Held to maturity investment securities, at amortized cost (fair values of $22,601 and $21,988 at March 31, 2019 and December 31, 2018, respectively)	21,364	21,421
Total investment securities	119,836	116,584

Loans receivable (net of allowance for loan losses of $15,430 at March 31, 2019 and $15,462 at December 31, 2018)	1,578,609	1,586,775
Accrued interest receivable	6,534	6,375
Federal Home Loan Bank stock, at cost	7,475	8,110
Premises and equipment, net	29,629	19,771
Bank-owned life insurance	40,925	40,675
Goodwill	2,589	2,589
Other intangible assets	270	290
Deferred income taxes, net	4,835	4,347
Other assets	13,465	10,037
Total assets	$1,897,758	$1,873,665
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$161,844	$173,198
Interest bearing deposits	1,359,521	1,329,046
Total deposits	1,521,365	1,502,244

Advances from the Federal Home Loan Bank	150,000	160,000
Subordinated debentures ($25,500 face, less unamortized debt issuance costs of $332 and $345 at March 31, 2019 and December 31, 2018, respectively)	25,168	25,155
Accrued expenses and other liabilities	24,384	12,070
Total liabilities	1,720,917	1,699,469
Commitments and contingencies
Shareholders' equity
Common stock, no par value; 10,000,000 shares authorized, 7,873,471 and 7,842,271 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	120,750	120,527
Retained earnings	59,247	54,706
Accumulated other comprehensive loss	(3,156)	(1,037)
Total shareholders' equity	176,841	174,196

Total liabilities and shareholders' equity	$1,897,758	$1,873,665

See accompanying notes to consolidated financial statements (unaudited)
Bankwell Financial Group, Inc.
Consolidated Statements of Income – (unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Interest and dividend income
Interest and fees on loans	$20,096	$17,418
Interest and dividends on securities	997	935
Interest on cash and cash equivalents	383	254
Total interest and dividend income	21,476	18,607

Interest expense
Interest expense on deposits	6,100	3,656
Interest expense on borrowings	1,103	1,246
Total interest expense	7,203	4,902

Net interest income	14,273	13,705

Provision for loan losses	195	13

Net interest income after provision for loan losses	14,078	13,692

Noninterest income
Service charges and fees	249	256
Bank owned life insurance	249	263
Gains and fees from sales of loans	89	370
Net gain on sale of available for sale securities	—	222
Other	721	222
Total noninterest income	1,308	1,333

Noninterest expense
Salaries and employee benefits	4,836	5,028
Occupancy and equipment	1,887	1,617
Professional services	590	775
Data processing	512	525
Marketing	193	297
Director fees	189	215
FDIC insurance	123	214
Amortization of intangibles	19	24
Other	626	508
Total noninterest expense	8,975	9,203
Income before income tax expense	6,411	5,822
Income tax expense	1,331	1,222
Net income	$5,080	$4,600

Earnings Per Common Share:
Basic	$0.65	$0.59
Diluted	$0.65	$0.59

Weighted Average Common Shares Outstanding:
Basic	7,760,460	7,676,813
Diluted	7,776,378	7,722,120
Dividends per common share	$0.13	$0.12

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Comprehensive Income – (unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$5,080	$4,600
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available for sale securities	1,392	(1,534)
Reclassification adjustment for gain realized in net income	—	(222)
Net change in unrealized gains (losses)	1,392	(1,756)
Income tax (expense) benefit	(294)	369
Unrealized gains (losses) on securities, net of tax	1,098	(1,387)
Unrealized (losses) gains on interest rate swaps:
Unrealized (losses) gains on interest rate swaps	(4,072)	2,003
Income tax benefit (expense)	855	(421)
Unrealized (losses) gains on interest rate swaps, net of tax	(3,217)	1,582
Total other comprehensive (loss) income, net of tax	(2,119)	195
Comprehensive income	$2,961	$4,795

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders' Equity – (unaudited)
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2018	7,842,271	$120,527	$54,706	$(1,037)	$174,196
Net income	—	—	5,080	—	5,080
Other comprehensive loss, net of tax	—	—	—	(2,119)	(2,119)
Cash dividends declared ($0.13 per share)	—	—	(1,020)	—	(1,020)
Stock-based compensation expense	—	216	—	—	216
ASU 2016-02 transition adjustment, net of tax	—	—	481	—	481
Forfeitures of restricted stock	(3,750)	—	—	—	—
Issuance of restricted stock	34,450	—	—	—	—
Stock options exercised	500	7	—	—	7
Balance at March 31, 2019	7,873,471	$120,750	$59,247	$(3,156)	$176,841

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2017	7,751,424	$118,301	$41,032	$1,694	$161,027
Net income	—	—	4,600	—	4,600
Other comprehensive income, net of tax	—	—	—	195	195
Cash dividends declared ($0.12 per share)	—	—	(937)	—	(937)
Stock-based compensation expense	—	280	—	—	280
Forfeitures of restricted stock	(400)	—	—	—	—
Issuance of restricted stock	39,550	—	—	—	—
Warrants exercised	22,400	400	—	—	400
Stock options exercised	18,830	382	—	—	382
Balance at March 31, 2018	7,831,804	$119,363	$44,695	$1,889	$165,947

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows – (unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$5,080	$4,600
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of premiums and discounts on investment securities	(17)	(2)
Provision for loan losses	195	13
(Credit) Provision for deferred taxes	(52)	137
Net gain on sales of available for sale securities	—	(222)
Change in fair value of marketable equity securities	(29)	—
Depreciation and amortization	842	364
Amortization of debt issuance costs	13	13
Increase in cash surrender value of bank-owned life insurance	(249)	(263)
Net gain on sales of loans	(89)	(370)
Stock-based compensation	216	280
Net (accretion) amortization of purchase accounting adjustments	(19)	332
Net change in:
Deferred loan fees	(109)	(191)
Accrued interest receivable	(159)	579
Other assets	(7,461)	1,640
Accrued expenses and other liabilities	2,338	1,581
Net cash provided by operating activities	500	8,491

Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	2,093	2,179
Proceeds from principal repayments on held to maturity securities	62	38
Net proceeds from sales and calls of available for sale securities	—	7,734
Purchases of marketable equity securities	(11)	—
Purchases of available for sale securities	(3,961)	(18,312)
Net decrease (increase) in loans	8,080	(14,326)
Loan principal sold from loans not originated for sale	(9,858)	(3,209)
Proceeds from sales of loans not originated for sale	9,947	3,579
Purchases of premises and equipment	(116)	(1,375)
Reduction (purchase) of Federal Home Loan Bank stock	635	(127)
Net cash provided by (used in) investing activities	6,871	(23,819)

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows - (Continued)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from financing activities
Net change in time certificates of deposit	$35,025	$(981)
Net change in other deposits	(15,904)	29,103
Net change in FHLB advances	(10,000)	—
Proceeds from exercise of warrants	—	400
Proceeds from exercise of options	7	382
Dividends paid on common stock	(1,020)	(937)
Net cash provided by financing activities	8,108	27,967
Net increase in cash and cash equivalents	15,479	12,639
Cash and cash equivalents:
Beginning of year	78,112	70,731
End of period	$93,591	$83,370
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$6,721	$4,957
Income taxes	75	60
Noncash investing and financing activities:
Loans transferred to foreclosed real estate	$—	$487
Net change in unrealized gains or losses on available for sale securities	1,392	(1,756)
Net change in unrealized gains or losses on interest rate swaps	(4,072)	2,003
Establishment of right-of-use asset and lease liability	10,584	—

See accompanying notes to consolidated financial statements (unaudited)

1. Nature of Operations and Summary of Significant Accounting Policies

Bankwell Financial Group, Inc. (the “Company” or “Bankwell”) is a bank holding company headquartered in New Canaan, Connecticut. The Company offers a broad range of financial services through its banking subsidiary, Bankwell Bank (the “Bank”). The Bank is a Connecticut state chartered commercial bank, founded in 2002, whose deposits are insured under the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank provides a full range of banking services to commercial and consumer customers, primarily concentrated in the New York metropolitan area and throughout Connecticut, with the majority of the Company's loans in Fairfield and New Haven Counties, Connecticut, with branch locations in New Canaan, Stamford, Fairfield, Wilton, Westport, Darien, Norwalk, Hamden and North Haven Connecticut.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and the Bank, including its wholly owned passive investment company subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the consolidated balance sheet, and revenue and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses, the valuation of derivative instruments, investment securities and deferred income taxes, and the evaluation of investment securities for other than temporary impairment.

Basis of consolidated financial statement presentation

The unaudited consolidated financial statements presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Rule 10-1 of Regulation S-X and do not include all of the information and note disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying unaudited interim consolidated financial statements have been included. Interim results are not necessarily reflective of the results that may be expected for the year ending December 31, 2019. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included on Form 10-K for the year ended December 31, 2018.

Significant concentrations of credit risk

Most of the Company’s activities are with customers located in the New York metropolitan area and throughout Fairfield and New Haven Counties and the surrounding region of Connecticut. Declines in property values in these areas could significantly impact the Company. The Company has a significant concentration in commercial real estate loans. Management does not believe this presents any special risk as loans are subject to an appropriate credit risk monitoring process. The Company does not have any significant concentrations in any one industry or customer.

Reclassification

Certain prior period amounts have been reclassified to conform to the 2019 financial statement presentation. These reclassifications only changed the reporting categories and did not affect the consolidated results of operations or consolidated financial position of the Company.

Recent accounting pronouncements

The following section includes changes in accounting principles and potential effects of new accounting guidance and pronouncements.

Recently issued accounting pronouncements not yet adopted
ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments.” This ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held to maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and can result in the earlier recognition of credit losses. For available for sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. This update will be effective for the Company on January 1, 2020, including interim periods within that fiscal year. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently working with third party consultants and continues to evaluate the impact of its pending adoption of this guidance on the Company's financial statements.

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

ASU No. 2018-13, Fair Value Measurement (Topic 820): “Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The following disclosure requirements were removed from topic 820 for public entities: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels and (3) the valuation processes for Level 3 fair value measurements. This update also modified and added disclosure requirements to Topic 820, including adding (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 will be effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods in the year of adoption. Early adoption is permitted for any interim or annual period. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

Recently adopted accounting pronouncements

ASU No. 2016-02, Leases (Topic 842): The amendments in this ASU require lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by operating leases. Accounting by lessors will remain largely unchanged. In July 2018, the FASB issued a subsequent update which introduced a new transition method, under which, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The guidance was effective for the Company on January 1, 2019. The Company recognized $0.5 million, net of tax, as a cumulative-effect adjustment to the opening balance of retained earnings at the time of adoption on January 1, 2019. In addition, the Company recorded a right of use asset totaling $10.6 million and a lease liability totaling $10.6 million on the balance sheet for the Company's outstanding lease obligations on January 1, 2019. The Company utilized a 6% discount rate to calculate the present value of the right of use asset and lease liability on January 1, 2019. The right of use asset is disclosed within premises and equipment, net on the balance sheet and the lease liability is disclosed within accrued expenses and other liabilities on the balance sheet.

2. Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at March 31, 2019 were as follows:

	March 31, 2019
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Less than one year	$4,956	$1	$(7)	$4,950
Due from one through five years	12,031	—	(85)	11,946
Due from five through ten years	100	—	(2)	98
Due after ten years	68,615	91	(382)	68,324
	85,702	92	(476)	85,318

State agency and municipal obligations
Due from one through five years	2,247	39	—	2,286
Due from five through ten years	1,266	31	—	1,297
Due after ten years	509	—	(33)	476
	4,022	70	(33)	4,059

Corporate bonds
Due from one through five years	7,052	6	(12)	7,046
Total available for sale securities	$96,776	$168	$(521)	$96,423

Held to maturity securities:
State agency and municipal obligations
Less than one year	$3,898	$2	$—	$3,900
Due after ten years	16,378	1,233	—	17,611
	20,276	1,235	—	21,511

Corporate bonds
Less than one year	1,000	—	(5)	995

Government-sponsored mortgage backed securities
No contractual maturity	88	7	—	95
Total held to maturity securities	$21,364	$1,242	$(5)	$22,601

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at December 31, 2018 were as follows:

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

There were no gross realized gains or losses on the sale of investment securities for the three months ended March 31, 2019. There were no sales or calls of investment securities during the three months ended March 31, 2019. Total sales proceeds and calls of investment securities were $7.7 million for the three months ended March 31, 2018. The gross realized gains on the sale of investment securities totaled $0.2 million for the three months ended March 31, 2018. The gross realized losses on the sale of investment securities totaled $2 thousand for the three months ended March 31, 2018.

At March 31, 2019 and December 31, 2018, none of the Company's securities were pledged as collateral with the Federal Home Loan Bank ("FHLB") or any other institution.

As of March 31, 2019 and December 31, 2018, the actual duration of the Company's available for sale securities were significantly shorter than the notional maturities.

At March 31, 2019 and December 31, 2018, the Company held marketable equity securities with a fair value and amortized cost of $2.0 million. These securities represent an investment in mutual funds whose primary purpose is to make investments for CRA purposes.

The following table provides information regarding investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)
March 31, 2019
U.S. Government and agency obligations	$—	$—	—%	$71,944	$(476)	0.66%	$71,944	$(476)	0.66%
State agency and municipal obligations	—	—	—%	476	(33)	6.43%	476	(33)	6.43%
Corporate bonds	995	(5)	0.50%	5,017	(12)	0.23%	6,012	(17)	0.28%
Total investment securities	$995	$(5)	0.50%	$77,437	$(521)	0.67%	$78,432	$(526)	0.67%

December 31, 2018
U.S. Government and agency obligations	$4,990	$(38)	0.75%	$72,676	$(1,648)	2.22%	$77,666	$(1,686)	2.12%
State agency and municipal obligations	8,212	(113)	1.36%	476	(52)	9.87%	8,688	(165)	1.87%
Corporate bonds	2,033	(11)	0.51%	4,978	(39)	0.78%	7,011	(50)	0.70%
Total investment securities	$15,235	$(162)	1.05%	$78,130	$(1,739)	2.18%	$93,365	$(1,901)	2.00%

There were eighteen and twenty-five investment securities as of March 31, 2019 and December 31, 2018, respectively, in which the fair value of the security was less than the amortized cost of the security.

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

The Company has the intent and ability to retain its investment securities in an unrealized loss position at March 31, 2019 until the decline in value has recovered or the security has matured.

3. Loans Receivable and Allowance for Loan Losses

The following table sets forth a summary of the loan portfolio at March 31, 2019 and December 31, 2018:

(In thousands)	March 31, 2019	December 31, 2018
Real estate loans:
Residential	$174,054	$178,079
Commercial	1,097,354	1,094,066
Construction	88,653	73,191
	1,360,061	1,345,336

Commercial business	236,110	258,978

Consumer	248	412
Total loans	1,596,419	1,604,726

Allowance for loan losses	(15,430)	(15,462)
Deferred loan origination fees, net	(2,388)	(2,497)
Unamortized loan premiums	8	8
Loans receivable, net	$1,578,609	$1,586,775

Lending activities are conducted principally in the New York metropolitan area and throughout Connecticut, with the majority in Fairfield and New Haven Counties of Connecticut, and consist of commercial real estate loans, commercial business loans and, to a lesser degree, a variety of consumer loans. Loans may also be granted for the construction of commercial properties. The majority of commercial mortgage loans are collateralized by first or second mortgages on real estate.

Risk management

The Company has established credit policies applicable to each type of lending activity in which it engages. The Company evaluates the creditworthiness of each customer and extends credit of up to 80% of the market value of the collateral, depending on the borrower's creditworthiness and the type of collateral. The borrower’s ability to service the debt is monitored on an ongoing basis. Real estate is the primary form of collateral. Other important forms of collateral are business assets, time deposits and marketable securities. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment for commercial loans to be based on the borrower’s ability to generate continuing cash flows. In the fourth quarter of 2017, management made the strategic decision to cease the origination of residential mortgage loans. The Company’s policy for residential lending generally required that the amount of the loan may not exceed 80% of the original appraised value of the property. In certain situations, the amount may have exceeded 80% LTV either with private mortgage insurance being required for that portion of the residential loan in excess of 80% of the appraised value of the property or where secondary financing is provided by a housing authority program second mortgage, a community’s low/moderate income housing program, or a religious or civic organization.

Credit quality of loans and the allowance for loan losses

Management segregates the loan portfolio into defined segments, which are used to develop and document a systematic method for determining the Company's allowance for loan losses. The portfolio segments are segregated based on loan types and the underlying risk factors present in each loan type. Such risk factors are periodically reviewed by management and revised as deemed appropriate.

The Company's loan portfolio is segregated into the following portfolio segments:

Residential Real Estate: This portfolio segment consists of first mortgage loans secured by one-to-four family owner occupied residential properties for personal use located in the Company's market area. This segment also includes home equity loans and home equity lines of credit secured by owner occupied one-to-four family residential properties. Loans of this type were written at a combined maximum of 80% of the appraised value of the property and the Company requires a first or second lien position on the property. These loans can be affected by economic conditions and the values of the underlying properties.

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

Consumer: This portfolio segment includes loans secured by savings or certificate accounts, automobiles, as well as unsecured personal loans and overdraft lines of credit. This type of loan entails greater risk than residential mortgage loans, particularly in the case of loans that are unsecured or secured by assets that depreciate rapidly.

Allowance for loan losses

The following tables set forth the activity in the Company’s allowance for loan losses for the three months ended March 31, 2019 and 2018, by portfolio segment:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended March 31, 2019
Beginning balance	$857	$11,562	$140	$2,902	$1	$15,462
Charge-offs	(233)	—	—	(3)	(2)	(238)
Recoveries	—	—	—	10	1	11
Provisions (Credits)	95	84	73	(58)	1	195
Ending balance	$719	$11,646	$213	$2,851	$1	$15,430

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended March 31, 2018
Beginning balance	$1,721	$12,777	$907	$3,498	$1	$18,904
Charge-offs	—	(18)	—	(96)	(3)	(117)
Recoveries	—	—	—	—	1	1
(Credits) Provisions	(26)	(114)	(140)	290	3	13
Ending balance	$1,695	$12,645	$767	$3,692	$2	$18,801

Loans evaluated for impairment and the related allowance for loan losses as of March 31, 2019 and December 31, 2018 were as follows:

	Portfolio	Allowance
	(In thousands)
March 31, 2019
Loans individually evaluated for impairment:
Residential real estate	$5,978	$107
Commercial real estate	6,302	48
Commercial business	5,774	441
Consumer	2	—
Subtotal	18,056	596
Loans collectively evaluated for impairment:
Residential real estate	168,076	612
Commercial real estate	1,091,052	11,598
Construction	88,653	213
Commercial business	230,336	2,410
Consumer	246	1
Subtotal	1,578,363	14,834

Total	$1,596,419	$15,430

	Portfolio	Allowance
	(In thousands)
December 31, 2018
Loans individually evaluated for impairment:
Residential real estate	$6,534	$233
Commercial real estate	6,383	—
Commercial business	6,155	133
Consumer	3	—
Subtotal	19,075	366
Loans collectively evaluated for impairment:
Residential real estate	171,545	624
Commercial real estate	1,087,683	11,562
Construction	73,191	140
Commercial business	252,823	2,769
Consumer	409	1
Subtotal	1,585,651	15,096

Total	$1,604,726	$15,462

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

The objectives of the Company’s risk rating system are to provide the Board of Directors and senior management with an objective assessment of the overall quality of the loan portfolio, to promptly and accurately identify loans with well-defined credit weaknesses so that timely action can be taken to minimize a potential credit loss, to identify relevant trends affecting the collectability of the loan portfolio, to isolate potential problem areas and to provide essential information for determining the adequacy of the allowance for loan losses. The Company’s credit risk rating system has nine grades, with each grade corresponding to a progressively greater risk of default. Risk ratings of (1) through (5) are "pass" categories and risk ratings of (6) through (9) are criticized asset categories as defined by the regulatory agencies.

A “special mention” (6) credit has a potential weakness which, if uncorrected, may result in a deterioration of the repayment prospects or inadequately protect the Company’s credit position at some time in the future. “Substandard” (7) loans are credits that have a well-defined weakness or weaknesses that jeopardize the full repayment of the debt. An asset rated “doubtful” (8) has all the weaknesses inherent in a substandard asset and which, in addition, make collection or liquidation in full highly questionable and improbable when considering existing facts, conditions, and values. Loans classified as “loss” (9) are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value; rather, it is not practical or desirable to defer writing-off this asset even though partial recovery may be made in the future.

Risk ratings are assigned as necessary to differentiate risk within the portfolio. They are reviewed on an ongoing basis through the annual loan review process performed by Company personnel, normal renewal activity and the quarterly watchlist and watched asset report process. They are revised to reflect changes in the borrower's financial condition and outlook, debt service coverage capability, repayment performance, collateral value and coverage, as well as other considerations. In addition to internal review at multiple points, outsourced loan review opines on risk ratings with regard to the sample of loans their review covers.

The following tables present credit risk ratings by loan segment as of March 31, 2019 and December 31, 2018:

	Commercial Credit Quality Indicators
	March 31, 2019				December 31, 2018
	Commercial Real Estate	Construction	Commercial Business	Total	Commercial Real Estate	Construction	Commercial Business	Total
	(In thousands)
Pass	$1,087,805	$88,653	$216,036	$1,392,494	$1,084,695	$73,191	$237,933	$1,395,819
Special Mention	3,248	—	14,300	17,548	2,988	—	14,890	17,878
Substandard	2,434	—	2,837	5,271	2,516	—	2,592	5,108
Doubtful	3,867	—	2,937	6,804	3,867	—	3,563	7,430
Loss	—	—	—	—	—	—	—	—
Total loans	$1,097,354	$88,653	$236,110	$1,422,117	$1,094,066	$73,191	$258,978	$1,426,235

	Residential and Consumer Credit Quality Indicators
	March 31, 2019			December 31, 2018
	Residential Real Estate	Consumer	Total	Residential Real Estate	Consumer	Total
	(In thousands)
Pass	$168,077	$246	$168,323	$171,415	$409	$171,824
Special Mention	—	—	—	130	—	130
Substandard	4,196	2	4,198	6,534	3	6,537
Doubtful	1,781	—	1,781	—	—	—
Loss	—	—	—	—	—	—
Total loans	$174,054	$248	$174,302	$178,079	$412	$178,491

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

The following tables set forth certain information with respect to the Company's loan portfolio delinquencies by portfolio segment and amount as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$—	$210	$1,970	$2,180	$171,874	$174,054
Commercial real estate	4,849	416	4,381	9,646	1,087,708	1,097,354
Construction	—	—	—	—	88,653	88,653
Commercial business	5,828	—	3,444	9,272	226,838	236,110
Consumer	—	3	—	3	245	248
Total loans	$10,677	$629	$9,795	$21,101	$1,575,318	$1,596,419

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$994	$—	$2,203	$3,197	$174,882	$178,079
Commercial real estate	668	133	4,386	5,187	1,088,879	1,094,066
Construction	—	—	—	—	73,191	73,191
Commercial business	—	1	4,076	4,077	254,901	258,978
Consumer	—	—	—	—	412	412
Total loans	$1,662	$134	$10,665	$12,461	$1,592,265	$1,604,726

There were no loans delinquent greater than 90 days and still accruing interest as of March 31, 2019 and December 31, 2018.

Loans on nonaccrual status

The following is a summary of nonaccrual loans by portfolio segment as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(In thousands)
Residential real estate	$3,516	$3,812
Commercial real estate	5,880	5,950
Commercial business	3,837	4,320
Total	$13,233	$14,082

Interest income on loans that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the three months ended March 31, 2019 and 2018 was $0.3 million and $0.1 million, respectively. There was no interest income recognized on these loans for the three months ended March 31, 2019 and $0.1 million of interest income was recognized on these loans for the three months ended March 31, 2018.

At March 31, 2019 and December 31, 2018, there were no commitments to lend additional funds to any borrower on nonaccrual status. Nonaccrual loans with no specific reserve totaled $12.0 million and $11.5 million at March 31, 2019 and December 31, 2018, respectively.

Impaired loans

An impaired loan is generally one for which it is probable, based on current information, the Company will not collect all the amounts due in accordance with the contractual terms of the loan. Impaired loans are individually evaluated for impairment. When the Company classifies a problem loan as impaired, it evaluates whether a specific valuation allowance is required for that portion of the asset that is estimated to be impaired.

The following table summarizes impaired loans by portfolio segment as of March 31, 2019 and December 31, 2018:

	Carrying Amount		Unpaid Principal Balance		Associated Allowance
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$5,870	$4,520	$6,228	$4,613	$—	$—
Commercial real estate	5,983	6,383	11,782	12,191	—	—
Commercial business	4,528	5,212	5,296	6,051	—	—
Consumer	2	3	2	3	—	—
Total impaired loans without a valuation allowance	16,383	16,118	23,308	22,858	—	—

Impaired loans with a valuation allowance:
Residential real estate	$108	$2,014	$108	$2,054	$107	$233
Commercial real estate	319	—	356	—	48	—
Commercial business	1,246	943	1,256	945	441	133
Total impaired loans with a valuation allowance	1,673	2,957	1,720	2,999	596	366
Total impaired loans	$18,056	$19,075	$25,028	$25,857	$596	$366

The following table summarizes the average carrying amount of impaired loans and interest income recognized on impaired loans by portfolio segment as of March 31, 2019 and March 31, 2018:

	Average Carrying Amount		Interest Income Recognized
	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$6,058	$6,268	$30	$48
Commercial real estate	6,012	8,445	4	74
Commercial business	4,843	916	76	8
Consumer	3	6	—	—
Total impaired loans without a valuation allowance	16,916	15,635	110	130
Impaired loans with a valuation allowance:
Residential real estate	$108	$942	$—	$—
Commercial real estate	323	13,715	1	38
Construction	—	1,546	—	16
Commercial business	1,249	2,530	7	92
Total impaired loans with a valuation allowance	1,680	18,733	8	146
Total impaired loans	$18,596	$34,368	$118	$276

Troubled debt restructurings ("TDRs")

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

Loans classified as TDRs totaled $6.7 million at March 31, 2019 and $7.2 million at December 31, 2018. The following table provides information on loans that were modified as TDRs during the periods indicated.

			Outstanding Recorded Investment
	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2019	2018	2019	2018	2019	2018
Three Months Ended March 31,
Residential real estate	—	2	$—	$2,826	$—	$2,822
Commercial business	—	1	—	37	—	29
Total	—	3	$—	$2,863	$—	$2,851

At March 31, 2019 and December 31, 2018, there were four nonaccrual loans identified as TDRs totaling $3.2 million and six nonaccrual loans identified as TDRs totaling $3.6 million, respectively.

The following table provides information on how loans were modified as TDRs during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Payment concession	$—	$2,101
Maturity and payment concession	—	750
Total	$—	$2,851

There were no loans modified in a troubled debt restructuring that re-defaulted during the three months ended March 31, 2019. There were two loans modified in a troubled debt restructuring, for which there was a payment default during the three months ended March 31, 2018. The total recorded investment in these loans was $2.1 million at March 31, 2018.

4. Shareholders' Equity

Common Stock

The Company has 10,000,000 shares authorized and 7,873,471 shares issued and outstanding at March 31, 2019 and 10,000,000 shares authorized and 7,842,271 shares issued and outstanding at December 31, 2018. The Company's stock is traded on the NASDAQ stock market under the ticker symbol BWFG.

Warrants

On October 1, 2014, the Company acquired Quinnipiac Bank and Trust Co. and, in connection therewith, the Company issued 68,600 warrants to former Quinnipiac warrant holders in accordance with the merger agreement. Each warrant was automatically converted into a warrant to purchase 0.56 shares of the Company’s common stock for an exercise price of $17.86. During the first quarter of 2018, all remaining warrants were exercised. The Company does not have any warrants outstanding as of March 31, 2019.

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

Issuer Purchases of Equity Securities

On December 19, 2018, the Company's Board of Directors authorized a share repurchase program of up to 400,000 shares of the Company's Common Stock. The Company intends to accomplish the share repurchases through open market transactions, though the Company could accomplish repurchases through other means, such as privately negotiated transactions. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The share repurchase plan does not obligate the Company to acquire any particular amount of Common Stock, and it may be modified or suspended at any time at the Company's discretion. The Company did not repurchase any of its common stock during the three months ended March 31, 2019 or during the year ended December 31, 2018.

5. Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives. The Company’s total comprehensive income or loss for the three months ended March 31, 2019 and 2018 is reported in the Consolidated Statements of Comprehensive Income.

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax for the three months ended March 31, 2019 and 2018:

	Net Unrealized (Loss) Gain on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2018	$(1,379)	$342	$(1,037)
Other comprehensive income (loss) before reclassifications, net of tax	1,098	(3,217)	(2,119)
Net other comprehensive income (loss)	1,098	(3,217)	(2,119)
Balance at March 31, 2019	$(281)	$(2,875)	$(3,156)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2017	$85	$1,609	$1,694
Other comprehensive (loss) income before reclassifications, net of tax	(1,212)	1,582	370
Amounts reclassified from accumulated other comprehensive income, net of tax	(175)	—	(175)
Net other comprehensive (loss) income	(1,387)	1,582	195
Balance at March 31, 2018	$(1,302)	$3,191	$1,889

The following table provides information for the items reclassified from accumulated other comprehensive income or loss:

Accumulated Other Comprehensive Income Components	Three Months Ended March 31,		Associated Line Item in the Consolidated Statements of Income
	2019	2018
	(In thousands)
Available for sale securities:
Unrealized gains on investments	$—	$222	Net gain on sale of available for sale securities
Tax expense	—	(47)	Income tax expense
Net of tax	$—	$175

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

The following table is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share data)
Net income	$5,080	$4,600
Dividends to participating securities(1)	(10)	(13)
Undistributed earnings allocated to participating securities(1)	(44)	(46)
Net income for earnings per share calculation	$5,026	$4,541

Weighted average shares outstanding, basic	7,760	7,677
Effect of dilutive equity-based awards(2)	16	45
Weighted average shares outstanding, diluted	7,776	7,722
Net earnings per common share:
Basic earnings per common share	$0.65	$0.59
Diluted earnings per common share	$0.65	$0.59

(1)	Represents dividends paid and undistributed earnings allocated to unvested stock-based awards that contain non-forfeitable rights to dividends.

(2)	Represents the effect of the assumed exercise of stock options and the vesting of restricted shares, as applicable, utilizing the treasury stock method.

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

The Basel III Capital Rules also change the risk weights assigned to certain assets. The Basel III Capital Rules assigned a higher risk weight (150%) to loans that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The Basel III Capital Rules also alter the risk weighting for other assets, including marketable equity securities that are risk weighted generally at 300%. The Basel III Capital Rules require certain components of accumulated other comprehensive income (loss) to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. The Bank did exercise its opt-out option and excludes the unrealized gain (loss) on investment securities component of accumulated other comprehensive income (loss) from regulatory capital.

The Basel III Capital Rules limit a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of regulatory risk based capital in addition to the amount necessary to meet its minimum risk-based capital requirements. As of December 31, 2018 the conservation buffer to be added was 1.875%, increasing to 2.5% on January 1, 2019.

Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.

As of March 31, 2019, the Bank and Company met all capital adequacy requirements to which they are subject. There are no conditions or events since then that management believes have changed this conclusion.

The capital amounts and ratios for the Bank and the Company at March 31, 2019 and December 31, 2018 were as follows:

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
March 31, 2019
Common Equity Tier 1 Capital to Risk-Weighted Assets	$197,551	12.00%	$115,241	7.00%	$107,009	6.50%
Total Capital to Risk-Weighted Assets	212,981	12.94%	172,861	10.50%	164,629	10.00%
Tier I Capital to Risk-Weighted Assets	197,551	12.00%	139,935	8.50%	131,703	8.00%
Tier I Capital to Average Assets	197,551	10.53%	75,015	4.00%	93,769	5.00%

Bankwell Financial Group, Inc.
March 31, 2019
Common Equity Tier 1 Capital to Risk-Weighted Assets	$177,195	10.74%	$115,458	7.00%	N/A	N/A
Total Capital to Risk-Weighted Assets	217,793	13.20%	173,186	10.50%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	177,195	10.74%	140,198	8.50%	N/A	N/A
Tier I Capital to Average Assets	177,195	9.43%	75,133	4.00%	N/A	N/A

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
December 31, 2018
Common Equity Tier 1 Capital to Risk-Weighted Assets	$191,128	11.56%	$105,392	6.38%	$107,459	6.50%
Total Capital to Risk-Weighted Assets	206,593	12.50%	163,255	9.88%	165,321	10.00%
Tier I Capital to Risk-Weighted Assets	191,128	11.56%	130,190	7.88%	132,257	8.00%
Tier I Capital to Average Assets	191,128	10.14%	75,432	4.00%	94,290	5.00%

Bankwell Financial Group, Inc.
December 31, 2018
Common Equity Tier 1 Capital to Risk-Weighted Assets	$172,415	10.41%	$105,575	6.38%	N/A	N/A
Total Capital to Risk-Weighted Assets	213,035	12.86%	163,537	9.88%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	172,415	10.41%	130,416	7.88%	N/A	N/A
Tier I Capital to Average Assets	172,415	9.13%	75,567	4.00%	N/A	N/A

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

Reserve Requirements on Cash

The Bank is required to maintain a minimum reserve balance of $15.0 million and $16.8 million in the Federal Reserve Bank at March 31, 2019 and December 31, 2018, respectively. The Bank is also required to maintain a minimum reserve balance of $4.5 million at Atlantic Community Bankers Bank (formerly Bankers’ Bank Northeast) at March 31, 2019 and December 31, 2018. These balances are maintained for clearing purposes in the ordinary course of business and do not represent restricted cash.

8. Stock-Based Compensation

Equity award plans

The Company has stock options or unvested restricted stock outstanding under three equity award plans, which are collectively referred to as the “Plan”. The current plan under which any future issuances of equity awards will be made is the 2012 BNC Financial Group, Inc. Stock Plan, or the “2012 Plan,” last amended on June 26, 2013. All equity awards made under the 2012 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of stock options or restricted stock. At March 31, 2019, there were 559,379 shares reserved for future issuance under the 2012 Plan.

Stock Options: The Company accounts for stock options based on the fair value at the date of grant and records an expense over the vesting period of such awards on a straight line basis.

There were no options granted during the three months ended March 31, 2019.

A summary of the status of outstanding stock options for the three months ended March 31, 2019 is presented below:

	Three Months Ended March 31, 2019
	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	19,030	$15.91
Exercised	(500)	15.00
Options outstanding at end of period	18,530	15.93

Options exercisable at end of period	18,530	15.93

Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. The total intrinsic value of share options exercised during the three months ended March 31, 2019 was $8.2 thousand.

The range of exercise prices for the 18,530 options exercisable at March 31, 2019 was $11.00 to $17.86 per share. The weighted average remaining contractual life for these options was 3.0 years at March 31, 2019. At March 31, 2019, as all awarded options have vested, all of the outstanding options are exercisable, and the aggregate intrinsic value of these options was $0.2 million.

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.

The following table presents the activity for restricted stock for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
	Number of Shares		Weighted Average Grant Date Fair Value
Unvested at beginning of period	77,624	(1)	$30.78
Granted	34,450	(2)	29.69
Vested	(9,263)		32.73
Forfeited	(3,750)		22.67
Unvested at end of period	99,061		30.52

(1)	Includes 11,250 shares of performance based restricted stock

(2)	Includes 7,500 shares of performance based restricted stock

The total fair value of restricted stock awards vested during the three months ended March 31, 2019 was $0.3 million.

The Company's restricted stock expense for the three months ended March 31, 2019 and 2018 was $0.2 million and $0.3 million, respectively. At March 31, 2019, there was $2.6 million of unrecognized stock compensation expense for restricted stock, expected to be recognized over a weighted average period of 1.8 years.

Performance Based Restricted Stock: On February 20, 2018, the Company issued 11,250 shares of restricted stock with performance and service conditions and on March 18, 2019, the Company issued 7,500 shares of restricted stock with performance and service conditions pursuant to the Company’s 2012 Stock Plan. The awards vest over a three-year service period, provided certain performance metrics are met. The share quantity, which can range between 0% and 200%, of the grant is dependent on the degree to which the performance metrics are met. The Company records an expense over the vesting period based on (a) the probability that the performance metric will be met and (b) the fair market value of the Company’s stock at the date of the grant.

9. Derivative Instruments

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, and duration of its funding along with the use of interest rate derivative financial instruments, namely interest rate swaps. The Company does not use derivatives for speculative purposes. As of March 31, 2019, the Company was a party to six interest rate swaps, designated as hedging instruments, to add stability to interest expense and to manage its exposure to interest rate movements. The notional amount for each swap is $25 million and in each case, the Company has entered into pay-fixed Libor interest rate swaps to convert rolling 90 days Federal Home Loan Bank advances. In addition, as of March 31, 2019, the Company was a party to two forward-starting interest rate swaps on probable future FHLB advances or brokered deposits. As of March 31, 2019, the Company entered into two interest rate swaps not designated as hedging instruments, to minimize interest rate risk exposure with loans to customers.

The Company accounts for all non-borrower related interest rate swaps as effective cash flow hedges. None of the interest rate swap agreements contain any credit risk related contingent features. A hedging instrument is expected at inception to be highly effective at offsetting changes in the hedged transactions attributable to the changes in the hedged risk.

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain loan customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

Interest rate swaps with a positive fair value are recorded as other assets and interest rate swaps with a negative fair value are recorded as other liabilities on the Consolidated Balance Sheets.

Information about derivative instruments at March 31, 2019 and December 31, 2018 is as follows:

March 31, 2019:
(Dollars in thousands)	Notional Amount	Original Maturity	Received	Paid	Fair Value Asset (Liability)
Derivatives designated as hedging instruments :
Interest rate swap	$25,000	5.0 years	3-month USD LIBOR	1.83%	$133
Interest rate swap	25,000	5.0 years	3-month USD LIBOR	1.48%	335
Interest rate swap	25,000	5.0 years	3-month USD LIBOR	1.22%	606
Interest rate swap	25,000	7.0 years	3-month USD LIBOR	2.04%	275
Interest rate swap	25,000	7.0 years	3-month USD LIBOR	2.04%	269
Interest rate swap	25,000	15.0 years	3-month USD LIBOR	3.01%	(1,736)
Forward-starting interest rate swap(1)	25,000	15.0 years	3-month USD LIBOR	3.03%	(1,772)
Forward-starting interest rate swap(1)	25,000	15.0 years	3-month USD LIBOR	3.05%	(1,750)
	$200,000				$(3,640)
Derivatives not designated as hedging instruments:(2)
Interest rate swap	$20,000	20.0 years	1-month USD LIBOR	5.00%	$(543)
Interest rate swap	20,000	20.0 years	1-month USD LIBOR	5.00%	543
	$40,000				$—

Total Derivatives	$240,000				$(3,640)

(1) The effective date of the forward-starting interest rate swaps listed above are January 2, 2020 and August 26, 2020, respectively.
(2) Represents an interest rate swap with a commercial banking customer, which is offset by a derivative with a third party.

Accrued interest receivable related to interest rate swaps as of March 31, 2019 totaled $0.2 million and is excluded from the fair value presented in the table above. The fair value of interest rate swaps including accrued interest totaled $3.4 million as of March 31, 2019.

December 31, 2018:
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

Accrued interest receivable related to interest rate swaps as of December 31, 2018 totaled $0.2 million and is excluded from the fair value presented in the table above. The fair value of interest rate swaps including accrued interest totaled $0.7 million as of December 31, 2018.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects to reclassify $0.8 million as a reduction to interest expense during the next 12 months.
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

The Company's cash flow hedge positions consist of interest rate swap transactions as detailed in the table below:

Notional Amount	Original Effective Date of Hedged Borrowing	Duration of Borrowing	Counterparty
(Dollars in Thousands)
$25,000	January 2, 2015	5.0 years	Bank of Montreal
25,000	August 26, 2015	5.0 years	Bank of Montreal
25,000	July 1, 2016	5.0 years	Bank of Montreal
25,000	August 25, 2017	7.0 years	Bank of Montreal
25,000	August 25, 2017	7.0 years	FTN Financial Capital Markets
25,000	January 2, 2019	15.0 years	Bank of Montreal
$150,000

This hedge strategy converts the rate of interest on short term rolling FHLB advances or brokered deposits to long term fixed interest rates, thereby protecting the Company from interest rate variability.

Changes in the consolidated statements of comprehensive income related to interest rate derivatives designated as hedges of cash flows were as follows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In thousands)	2019	2018
Interest rate swap on FHLB advances and brokered Deposits:
Unrealized (losses) gains recognized in accumulated other comprehensive income	$(4,072)	$2,003
Income tax benefit (expense) on items recognized in accumulated other comprehensive income	855	(421)
Other comprehensive (loss) income	$(3,217)	$1,582

Amount recognized in interest expense on hedged FHLB advances and brokered deposits	$726	$639

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

The carrying values, fair values and placement in the fair value hierarchy of the Company's financial instruments at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$88,827	$88,827	$88,827	$—	$—
Federal funds sold	4,764	4,764	4,764	—	—
Marketable equity securities	2,049	2,049	2,049	—	—
Available for sale securities	96,423	96,423	13,828	82,595	—
Held to maturity securities	21,364	22,601	—	1,090	21,511
Loans receivable, net	1,578,609	1,576,432	—	—	1,576,432
Accrued interest receivable	6,534	6,534	—	6,534	—
FHLB stock	7,475	7,475	—	7,475	—
Servicing asset, net of valuation allowance	844	844	—	—	844
Derivative asset	2,161	2,161	—	2,161	—

Financial Liabilities:
Noninterest bearing deposits	$161,844	$161,844	$—	$161,844	$—
NOW and money market	530,814	530,814	—	530,814	—
Savings	178,960	178,960	—	178,960	—
Time deposits	649,747	651,751	—	—	651,751
Accrued interest payable	1,863	1,863	—	1,863	—
Advances from the FHLB	150,000	149,837	—	—	149,837
Subordinated debentures	25,168	24,971	—	—	24,971
Servicing liability	70	70	—	—	70
Derivative liability	5,801	5,801	—	5,801	—

	December 31, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$75,411	$75,411	$75,411	$—	$—
Federal funds sold	2,701	2,701	2,701	—	—
Marketable equity securities	2,009	2,009	2,009	—	—
Available for sale securities	93,154	93,154	9,798	83,356	—
Held to maturity securities	21,421	21,988	—	1,098	20,890
Loans receivable, net	1,586,775	1,584,858	—	—	1,584,858
Accrued interest receivable	6,375	6,375	—	6,375	—
FHLB stock	8,110	8,110	—	8,110	—
Servicing asset, net of valuation allowance	870	870	—	—	870
Derivative asset	2,867	2,867	—	2,867	—

Financial Liabilities:
Noninterest bearing deposits	$173,198	$173,198	$—	$173,198	$—
NOW and money market	533,837	533,837	—	533,837	—
Savings	180,487	180,487	—	180,487	—
Time deposits	614,722	616,973	—	—	616,973
Accrued interest payable	1,381	1,381	—	1,381	—
Advances from the FHLB	160,000	159,753	—	—	159,753
Subordinated debentures	25,155	24,211	—	—	24,211
Servicing liability	73	73	—	—	73
Derivative liability	2,437	2,437	—	2,437	—

The following methods and assumptions were used by management in estimating the fair value of its financial instruments:

Cash and due from banks, federal funds sold, accrued interest receivable and accrued interest payable: The carrying amount is a reasonable estimate of fair value.

Marketable equity securities, available for sale securities and held to maturity securities: Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The majority of the available for sale securities are considered to be Level 2 as other observable inputs are utilized, such as quoted prices for similar securities. Level 1 investment securities include investments in U.S. treasury notes and in marketable equity securities for which a quoted price is readily available. Level 3 held to maturity securities represent private placement municipal housing authority bonds for which no quoted market price is available. The fair value for these securities is estimated using a discounted cash flow model, using discount rates ranging from 4.4% to 4.7% as of March 31, 2019 and 4.7% to 5.1% as of December 31, 2018. These securities are CRA eligible investments.

FHLB stock: The carrying value of FHLB stock approximates fair value based on the most recent redemption provisions of the FHLB.

Loans receivable: For variable rate loans which reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair value of fixed rate loans are estimated by discounting the future cash flows using the rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value methodology includes prepayment, default and loss severity assumptions applied by the type of loan. The fair value estimate of the loans includes an expected credit loss.

Derivative asset (liability): The valuation of the Company’s interest rate swaps is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. The Company also considers the creditworthiness of each counterparty for assets and the creditworthiness of the Company for liabilities.

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

Borrowings and Subordinated Debentures: The fair value of the Company’s borrowings and subordinated debentures is estimated using a discounted cash flow calculation that applies discount rates currently offered based on similar maturities. The Company also considers its own creditworthiness in determining the fair value of its borrowings and subordinated debt. Contractual cash flows for the subordinated debt are reduced based on the estimated rates of default, the severity of losses to be incurred on a default, and the rates at which the subordinated debt is expected to prepay after the call date.

Off-balance-sheet instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at March 31, 2019 and December 31, 2018.

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

Financial instruments measured at fair value on a recurring basis

The following table details the financial instruments carried at fair value on a recurring basis at March 31, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the three months ended March 31, 2019 and for the year ended December 31, 2018.

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
March 31, 2019:
Marketable equity securities	$2,049	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	13,828	71,490	—
State agency and municipal obligations	—	4,059	—
Corporate bonds	—	7,046	—
Derivative asset	—	2,161	—
Derivative liability	—	5,801	—

December 31, 2018:
Marketable equity securities	$2,009	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	9,798	72,338	—
State agency and municipal obligations	—	4,007	—
Corporate bonds	—	7,011	—
Derivative asset	—	2,867	—
Derivative liability	—	2,437	—

Marketable equity securities and available for sale investment securities: The fair value of the Company’s investment securities are estimated by using pricing models or quoted prices of securities with similar characteristics (i.e., matrix pricing) and are classified within Level 1 or Level 2 of the valuation hierarchy. The pricing is primarily sourced from third party pricing services, overseen by management.

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

The following table details the financial instruments measured at fair value on a nonrecurring basis at March 31, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
March 31, 2019:
Impaired loans	$—	$—	$17,460
Servicing asset, net	—	—	774

December 31, 2018:
Impaired loans	$—	$—	$18,709
Servicing asset, net	—	—	797

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at March 31, 2019 and December 31, 2018:

	Fair Value	Valuation Methodology	Unobservable Input	Range
	(Dollars in thousands)
March 31, 2019:
Impaired loans	$10,044	Appraisals	Discount to appraised value	5.00 - 8.00%
	7,416	Discounted cash flows	Discount rate	3.50 - 8.00%
	$17,460

Servicing asset, net	$774	Discounted cash flows	Discount rate	10.00 - 12.00%(1)
			Prepayment rate	3.00 - 16.50%
December 31, 2018:
Impaired loans	$10,188	Appraisals	Discount to appraised value	5.00 - 8.00%
	8,521	Discounted cash flows	Discount rate	3.25 - 8.00%
	$18,709

Servicing asset, net	$797	Discounted cash flows	Discount rate	10.00 - 12.00%(2)
			Prepayment rate	3.00 - 15.00%
(1) Servicing liabilities totaling $70 thousand were valued using a discount rate of 2.5%
(2) Servicing liabilities totaling $73 thousand were valued using a discount rate of 2.8%

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

Servicing assets and liabilities: When loans are sold, on a servicing retained basis, servicing rights are initially recorded at fair value. All classes of servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized. The fair value of servicing assets and liabilities are not measured on an ongoing basis but are subject to fair value adjustments when and if the assets or liabilities are deemed to be impaired.

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

The Notes have been structured to qualify for the Company as Tier 2 capital under regulatory guidelines. We used the net proceeds for general corporate purposes, which included maintaining liquidity at the holding company, providing equity capital to the Bank to fund balance sheet growth and the Company's working capital needs. The Notes were assigned an investment grade rating of BBB by Kroll Bond Rating Agency, which was reaffirmed in the third quarter of 2018.

13. Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of March 31, 2019, the Company leases real estate for ten branch offices under various operating lease agreements. The branch leases have maturities which range from 2019 to 2029, some of which include options to extend the lease term. The weighted average remaining life of the lease term for these leases was 7.0 years as of March 31, 2019. In addition, the Company’s headquarter building (included in premises and equipment) is on land that is leased from the local municipality. As of March 31, 2019 the land lease has a remaining life of 81.3 years.

The Company utilized a weighted average discount rate of 6.0% in determining the lease liability as of March 31, 2019.

The total operating lease costs were $0.5 million for the three months ended March 31, 2019. The right-of-use asset, included in premises and equipment, net was $10.2 million as of March 31, 2019 and the corresponding lease liability, included in accrued expenses and other liabilities was $10.3 million as of March 31, 2019.

Future minimum lease payments as of March 31, 2019 are as follows:

March 31, 2019
(In thousands)
2019	$1,537
2020	1,842
2021	1,739
2022	1,118
2023	1,134
Thereafter	15,898
Total	$23,268

A reconciliation of the undiscounted cash flows in the maturity table above and the lease liability recognized in the consolidated balance sheet as of March 31, 2019, is shown below:

March 31, 2019
(In thousands)
Undiscounted cash flows	$23,268
Discount effect of cash flows	(12,996)
Lease liability	$10,272

14. Subsequent Events

On April 24, 2019, the Company’s Board of Directors declared a $0.13 per share cash dividend, payable on May 24, 2019 to shareholders of record on May 14, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and related notes contained elsewhere in this report on Form 10-Q. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the Company’s Form 10-K filed for the year ended December 31, 2018 in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.” We assume no obligation to update any of these forward-looking statements.

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

On January 30, 2019, the Company’s Board of Directors declared a $0.13 per share cash dividend, payable on February 25, 2019 to shareholders of record on February 15, 2019.

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

We believe that accounting estimates related to the measurement of the allowance for loan losses, the valuation of derivative instruments, investment securities and deferred income taxes, and the evaluation of investment securities for other than temporary impairment are particularly critical and susceptible to significant near-term change.

Earnings Overview

Net income available to common shareholders was $5.1 million, or $0.65 per diluted share, and $4.6 million, or $0.59 per diluted share, for the three months ended March 31, 2019 and 2018, respectively. Returns on average stockholders' equity and average assets for the three months ended March 31, 2019 were 11.60% and 1.10%, respectively, compared to 11.35% and 1.03%, respectively, for the three months ended March 31, 2018.

For the three months ended March 31, 2019, we had net interest income of $14.3 million, an increase of $0.6 million, or 4.1%, over the three months ended March 31, 2018. Our net interest margin (fully taxable equivalent basis) for the three months ended March 31, 2019 and 2018 was 3.19% and 3.15%, respectively. Non-interest income remained flat totaling $1.3 million for the three months ended March 31, 2019 compared to the same period in 2018.

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

FTE net interest income for the three months ended March 31, 2019 and 2018 was $14.3 million and $13.8 million, respectively. FTE basis interest income for the three months ended March 31, 2019 increased by $2.9 million, or 15.4%, to $21.5 million, compared to FTE basis interest income for the three months ended March 31, 2018. Net interest income and interest income were favorably impacted by fees recognized as a result of elevated loan pre-payments. Specifically, the Company recognized just under $1.0 million in fees as a result of an early pay-off from one lending relationship. The increase in net interest income was partially offset by increases in rates on interest bearing deposits. As a result, our net interest margin increased by 4 basis points to 3.19% for the three months ended March 31, 2019, compared to the three months ended March 31, 2018.

Average interest-earning assets were $1.8 billion for the three months ended March 31, 2019, up by $52.0 million, or 3.0%, compared to the three months ended March 31, 2018. The average yield on interest earning assets increased from 4.28% for the three months ended March 31, 2018 to 4.79% for the three months ended March 31, 2019, mainly due to the aforementioned elevated loan pre-payment fees and a slight improvement in overall loan yields.

Interest expense for the three months ended March 31, 2019 increased by $2.3 million, or 46.9%, compared to interest expense for the three months ended March 31, 2018. This increase is due to higher average balances in money market accounts and savings accounts and increased rates on certificates of deposits, savings, and money market accounts driven by our competitive marketplace.

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

The following tables present the average balances and yields earned on interest-earning assets and average balances and weighted average rates paid on our funding liabilities for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019			2018

(Dollars in thousands)	Average Balance	Interest	Yield / Rate (5)	Average Balance	Interest	Yield / Rate (5)
Assets:
Cash and Fed funds sold	$73,128	$383	2.12%	$69,164	$254	1.49%
Securities (1)	117,575	932	3.17	117,084	888	3.04
Loans:
Commercial real estate	1,065,636	12,426	4.66	976,294	10,868	4.45
Residential real estate	176,490	1,703	3.86	197,897	1,799	3.64
Construction (2)	81,136	1,124	5.54	95,384	1,146	4.81
Commercial business	276,744	4,838	6.99	280,812	3,597	5.12
Consumer	323	5	6.42	637	8	4.97
Total loans	1,600,329	20,096	5.02	1,551,024	17,418	4.49
Federal Home Loan Bank stock	7,587	137	7.30	9,306	118	5.12
Total earning assets	1,798,619	21,548	4.79%	1,746,578	18,678	4.28%
Other assets	78,903			66,794
Total assets	$1,877,522			$1,813,372

Liabilities and shareholders' equity:
Interest -bearing liabilities:
NOW	$58,812	$47	0.33%	$58,329	$19	0.13%
Money market	473,084	1,981	1.70	466,653	1,162	1.01
Savings	180,367	769	1.73	93,947	196	0.85
Time	627,510	3,303	2.13	625,728	2,279	1.48
Total interest-bearing deposits	1,339,773	6,100	1.85	1,244,657	3,656	1.19
Borrowed money	175,515	1,103	2.51	224,108	1,246	2.22
Total interest bearing liabilities	1,515,288	7,203	1.93%	1,468,765	4,902	1.35%
Noninterest-bearing deposits	163,558			166,289
Other liabilities	21,144			13,949
Total Liabilities	1,699,990			1,649,003
Shareholders' equity	177,532			164,369

Total liabilities and shareholders' equity	$1,877,522			$1,813,372
Net interest income (3)		$14,345			$13,776
Interest rate spread			2.86%			2.93%
Net interest margin (4)			3.19%			3.15%

(1)	Average balances and yields for securities are based on amortized cost.

(2)	Includes commercial and residential real estate construction.

(3)	The adjustment for securities and loans taxable equivalency amounted to $72 thousand and $71 thousand, respectively, for the three months ended March 31, 2019 and 2018.

(4)	Annualized net interest income as a percentage of earning assets.

(5)	Yields are calculated using the contractual day count convention for each respective product type.

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

	Three Months Ended March 31, 2019 vs 2018 Increase (Decrease)
(In thousands)	Volume	Rate	Total
Interest and dividend income:
Cash and Fed funds sold	$15	$114	$129
Securities	4	40	44
Loans:
Commercial real estate	1,026	532	1,558
Residential real estate	(202)	106	(96)
Construction	(184)	162	(22)
Commercial business	(53)	1,294	1,241
Consumer	(5)	2	(3)
Total loans	582	2,096	2,678
Federal Home Loan Bank stock	(24)	43	19
Total change in interest and dividend income	577	2,293	2,870
Interest expense:
Deposits:
NOW	—	28	28
Money market	16	803	819
Savings	268	305	573
Time	7	1,017	1,024
Total deposits	291	2,153	2,444
Borrowed money	(292)	149	(143)
Total change in interest expense	(1)	2,302	2,301
Change in net interest income	$578	$(9)	$569

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

The provision for loan losses for the three months ended March 31, 2019 was $0.2 million compared to $13 thousand for the three months ended March 31, 2018. For further information, see sections titled Asset Quality and Allowance for Loan Losses.

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of fees generated from loan and deposit relationships with our customers, fees generated from sales and referrals of loans, income earned on bank-owned life insurance and gains on sales of investment securities.

The following table compares noninterest income for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2019	2018	$	%
Service charges and fees	$249	$256	$(7)	(2.7)%
Bank owned life insurance	249	263	(14)	(5.3)
Gains and fees from sales of loans	89	370	(281)	(75.9)
Net gain on sale of available for sale securities	—	222	(222)	(100.0)
Other	721	222	499	224.8
Total noninterest income	$1,308	$1,333	$(25)	(1.9)%

Noninterest income remained flat, totaling $1.3 million for the three months ended March 31, 2019 and March 31, 2018. Other noninterest income increased $0.5 million primarily resulting from an interest rate swap fee recognized in the first quarter of 2019. This increase was offset by a decrease of $0.3 million in gains and fees from sales of loans and a decrease of $0.2 million in gains on the sales of securities as compared to the three months ended March 31, 2018.

Noninterest Expense

The following table compares noninterest expense for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2019	2018	$	%
Salaries and employee benefits	$4,836	$5,028	$(192)	(3.8)%
Occupancy and equipment	1,887	1,617	270	16.7
Professional services	590	775	(185)	(23.9)
Data processing	512	525	(13)	(2.5)
Marketing	193	297	(104)	(35.0)
Director fees	189	215	(26)	(12.1)
FDIC insurance	123	214	(91)	(42.5)
Amortization of intangibles	19	24	(5)	(20.8)
Other	626	508	118	23.2
Total noninterest expense	$8,975	$9,203	$(228)	(2.5)%

Noninterest expense decreased $0.2 million, or 2.0%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease was primarily driven by a decrease in salaries and employee benefits and professional services. Salaries and employee benefits totaled $4.8 million for the three months ended March 31, 2019 compared to $5.0 million for the same period in 2018, a decrease of $0.2 million. The decrease in salaries and employee benefits was primarily driven by a slight reduction in full time equivalent employees and an increase in deferred loan origination costs as a result of higher loan volume compared to the three months ended March 31, 2018. Full time equivalent employees totaled 140 at March 31, 2019 compared to 144 at March 31, 2018. Professional services totaled $0.6 million for the three months ended March 31, 2019 compared to $0.8 million for the same period in 2018, a decrease of $0.2 million. The decrease in professional services expense was primarily driven by a decline in audit related fees. The decrease in noninterest expense was partially offset by $0.3 million, resulting from increased occupancy and equipment cost related to the prior year's branch expansion and overall investment in technology.

Income Taxes

Income tax expense for the three months ended March 31, 2019 and 2018 totaled $1.3 million and $1.2 million, respectively. The effective tax rates for the three months ended March 31, 2019 and 2018 were 20.8% and 21.0%, respectively.

Financial Condition

Summary

At March 31, 2019, total assets were $1.9 billion, a $24.1 million, or 1.3%, increase over December 31, 2018. Total loans and deposits were $1.6 billion and $1.5 billion, respectively at March 31, 2019. Total shareholders’ equity at March 31, 2019 and December 31, 2018 was $176.8 million and $174.2 million, respectively. Tangible book value was $22.38 per share outstanding at March 31, 2019 compared to $22.06 per share outstanding at December 31, 2018.

Loan Portfolio

We originate commercial real estate loans, including construction loans, commercial business loans and other consumer loans. Lending activities are conducted principally in the New York metropolitan area and throughout Connecticut, with the majority in Fairfield and New Haven Counties of Connecticut. Our loan portfolio is the largest category of our earning assets.

Total loans before deferred loan fees and the allowance for loan losses were $1.6 billion at March 31, 2019 and December 31, 2018. Total loans decreased slightly for the three months ended March 31, 2019 compared to the year ended December 31, 2018 as loan originations were offset by elevated loan pre-payments during the first quarter of 2019.

The following table compares the composition of our loan portfolio for the dates indicated:

(In thousands)	At March 31, 2019	At December 31, 2018	Change
Real estate loans:
Residential	$174,054	$178,079	$(4,025)
Commercial	1,097,354	1,094,066	3,288
Construction	88,653	73,191	15,462
	1,360,061	1,345,336	14,725
Commercial business	236,110	258,978	(22,868)
Consumer	248	412	(164)
Total loans	$1,596,419	$1,604,726	$(8,307)

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

Nonperforming assets totaled $13.2 million and represented 0.70% of total assets at March 31, 2019, compared to $14.1 million and 0.75% of total assets at December 31, 2018. Nonaccrual loans totaled $13.2 million at March 31, 2019, a decrease of $0.9 million compared to December 31, 2018. The allowance for loan losses was $15.4 million, representing 0.97% of total loans at March 31, 2019 and $15.5 million, representing 0.96% of total loans at December 31, 2018. There was no foreclosed real estate at March 31, 2019 or December 31, 2018.

Nonperforming assets. Nonperforming assets include nonaccrual loans and property acquired through foreclosures or repossession. The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(In thousands)	At March 31, 2019	At December 31, 2018
Nonaccrual loans:
Real estate loans:
Residential	$3,516	$3,812
Commercial	5,880	5,950
Commercial business	3,837	4,320
Total nonaccrual loans	13,233	14,082
Property acquired through foreclosure or repossession, net	—	—
Total nonperforming assets	$13,233	$14,082

Nonperforming assets to total assets	0.70%	0.75%
Nonaccrual loans to total gross loans	0.83%	0.88%
Total past due loans to total gross loans	1.32%	0.78%

The increase in the ratio of total past due loans to total gross loans is primarily due to a lending relationship that had matured, whose subsequent renewal was slightly delayed. The same lending relationship is also the reason for the increase in the 30-59 days delinquency figures, reference footnote 3 to the Consolidated Financial Statements, which otherwise would have been closer aligned with the prior quarter.

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

The following table presents the activity in our allowance for loan losses and related ratios for the dates indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Balance at beginning of period	$15,462	$18,904
Charge-offs:
Residential	(233)	—
Commercial real estate	—	(18)
Commercial business	(3)	(96)
Consumer	(2)	(3)
Total charge-offs	(238)	(117)
Recoveries:
Commercial business	10	—
Consumer	1	1
Total recoveries	11	1
Net charge-offs	(227)	(116)
Provision charged to earnings	195	13
Balance at end of period	$15,430	$18,801
Net charge-offs to average loans	0.01%	0.01%
Allowance for loan losses to total loans	0.97%	1.21%

At March 31, 2019, our allowance for loan losses was $15.4 million and represented 0.97% of total loans, compared to $15.5 million, or 0.96% of total loans, at December 31, 2018. The Company continues to work on the resolution of its previously disclosed large nonperforming lending relationship and progress to date has been in line with the Company's estimates.

The following table presents the allocation of the allowance for loan losses and the percentage of these loans to total loans for the dates indicated:

	At March 31, 2019		At December 31, 2018
(Dollars in thousands)	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
Residential real estate	$719	10.90%	$857	11.10%
Commercial real estate	11,646	68.74	11,562	68.18
Construction	213	5.55	140	4.56
Commercial business	2,851	14.79	2,902	16.14
Consumer	1	0.02	1	0.02
Total allowance for loan losses	$15,430	100.00%	$15,462	100.00%

The allocation of the allowance for loan losses at March 31, 2019 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the allowance for loan losses at March 31, 2019 is appropriate to cover probable losses.

Reserve for Unfunded Commitments

The reserve for unfunded commitments provides for probable losses inherent with funding the unused portion of legal commitments to lend. The unfunded reserve calculation is primarily based on our allowance for loan loss methodology for funded loans, adjusted for utilization expectations. The reserve for unfunded credit commitments is included within other liabilities in the accompanying Consolidated Balance Sheets. Changes in the reserve are reported as a component of other noninterest expense in the accompanying Consolidated Statements of Income.

Investment Securities

At March 31, 2019, the carrying value of our investment securities portfolio totaled $119.8 million and represented 6.3% of total assets, compared to $116.6 million or 6.2% of total assets, at December 31, 2018. The increase of $3.2 million primarily reflects purchases of U.S Government and agency obligations. We purchase investment grade securities with a focus on liquidity, earnings and duration exposure.

The net unrealized loss position on our available for sale investment portfolio at March 31, 2019 was $0.4 million and included gross unrealized gains of $0.2 million. The net unrealized loss position on our available for sale investment portfolio at December 31, 2018 was $1.7 million and included gross unrealized gains of $43 thousand. The gross unrealized losses were concentrated in U.S. Government and agency obligations. The U.S. Government and agency obligations owned are either direct obligations of the U.S. Government or guaranteed by the U.S. Government, therefore the contractual cash flows are guaranteed and as a result the unrealized losses in this portfolio are not considered other than temporarily impaired.

Deposit Activities and Other Sources of Funds

	At March 31, 2019			At December 31, 2018
(Dollars in thousands)	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
Noninterest-bearing demand	$161,844	10.64%	—%	$173,198	11.53%	—%
NOW	61,719	4.06	0.33	61,869	4.12	0.26
Money market	469,095	30.83	1.70	471,968	31.42	1.33
Savings	178,960	11.76	1.73	180,487	12.01	1.33
Time	649,747	42.71	2.13	614,722	40.92	1.73
Total deposits	$1,521,365	100.00%	1.85%	$1,502,244	100.00%	1.47%

Total deposits were $1.5 billion at March 31, 2019, an increase of $19.1 million, from the balance at December 31, 2018, primarily reflecting increases in time deposit accounts. Savings accounts decreased $1.5 million from $180.5 million at December 31, 2018 to $179.0 million at March 31, 2019. Money market accounts decreased $2.9 million from $472.0 million at December 31, 2018 to $469.1 million at March 31, 2019. Brokered deposits totaled $100.9 million and $91.8 million at March 31, 2019 and December 31, 2018, respectively. Brokered deposits represent brokered certificates of deposit, brokered money market accounts, one way CDARS and reciprocal deposits for customers that desire FDIC protection. Brokered deposits are utilized as an additional source of funding. Time deposits increased by $35.0 million, or 5.7%, from December 31, 2018. Time deposits were $649.7 million at March 31, 2019 compared to the December 31, 2018 balance of $614.7 million. Noninterest bearing demand deposits decreased $11.4 million, or 6.6%, and NOW accounts decreased $0.2 million, or 0.2%.

At March 31, 2019 and December 31, 2018, time deposits, including CDARS and brokered deposits, with a denomination of $100 thousand or more totaled $529.2 million and $493.8 million, respectively, maturing during the periods indicated in the table below:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Maturing:
Within 3 months	$173,993	$107,516
After 3 but within 6 months	151,622	136,494
After 6 months but within 1 year	50,999	102,722
After 1 year	152,551	147,062
Total	$529,165	$493,794

We utilize advances from the Federal Home Loan Bank of Boston, or FHLB, as part of our overall funding strategy and to meet short-term liquidity needs and to a lesser degree manage interest rate risk arising from the difference in asset and liability maturities. Total FHLB advances were $150.0 million and $160.0 million at March 31, 2019 and December 31, 2018, respectively.

The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At March 31,

2019, the Bank has pledged $949.8 million of eligible loans as collateral to support borrowing capacity at the FHLB of Boston. As of March 31, 2019, the Bank had immediate availability to borrow an additional $432.9 million based on qualified collateral.

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

The Bank’s liquidity positions are monitored daily by management. The Asset Liability Committee or ALCO establishes guidelines to ensure maintenance of prudent levels of liquidity. ALCO reports to the Company’s Board of Directors.

The Bank has a detailed liquidity funding policy and a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity. We employ a stress testing methodology to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of “business as usual” cash flows. The Bank has established unsecured borrowing capacity with the Atlantic Community Bankers Bank ("ACBB") (formerly Bankers’ Bank Northeast), Zion’s Bank and Texas Capital Bank and also maintains additional collateralized borrowing capacity with the FHLB in excess of levels used in the ordinary course of business. Our sources of liquidity include cash, unpledged investment securities, borrowings from the FHLB, lines of credit from ACBB, Zion’s Bank and Texas Capital Bank, the brokered deposit market and national CD listing services.

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of March 31, 2019, the Company had cash and cash equivalents of $93.6 million and available-for-sale securities of $96.4 million. At March 31, 2019, outstanding commitments to originate loans totaled $35.5 million and undisbursed funds from approved lines of credit, home equity lines of credit and secured commercial lines of credit totaled $192.9 million.

Capital Resources

Shareholders’ equity totaled $176.8 million as of March 31, 2019, an increase of $2.6 million compared to December 31, 2018, primarily a result of net income for the three months ended March 31, 2019 of $5.1 million, offset by dividends paid of $1.0 million and a $2.1 million impact to accumulated other comprehensive income driven by fair value marks related to hedge positions involving interest rate swaps. As of March 31, 2019, the tangible common equity ratio and tangible book value per share were 9.18% and $22.38, respectively.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At March 31, 2019, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At March 31, 2019, the Bank’s ratio of Common Equity Tier 1 capital to risk-weighted assets was 12.00%, total capital to risk-weighted assets was 12.94%, Tier 1 capital to risk-weighted assets was 12.00% and Tier 1 capital to average assets was 10.53%.

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

On January 30, 2019, the Company's Board of Directors declared a $0.13 per share cash dividend, payable on February 25, 2019 to shareholders of record on February 15, 2019.

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

We use a net interest income at risk simulation to measure the sensitivity of net interest income to changes in market rates. This simulation captures underlying product behaviors, such as asset and liability repricing dates, balloon dates, interest rate indices and spreads, rate caps and floors, as well as other behavioral attributes. The simulation of net interest income also requires a number of key assumptions such as: (i) prepayment projections for loans and securities that are projected under each interest rate scenario using internal and external mortgage analytics; (ii) new business loan rates that are based on recent new business origination experience; and (iii) deposit pricing assumptions for non-maturity deposits reflecting the Bank’s limited history, management judgment and core deposit studies. Combined, these assumptions can be inherently uncertain, and as a result, actual results may differ from simulation forecasts due to the timing, magnitude and frequency of interest rate changes, future business conditions, as well as unanticipated changes in management strategies.

We use two sets of standard scenarios to measure net interest income at risk. For the Parallel Ramp Scenarios, rate changes are ramped over a twelve-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Parallel Shock Scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Simulation analysis involves projecting a future balance sheet structure and interest income and expense under the various rate scenarios. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than: 6% for a 100 basis point shift; 12% for a 200 basis point shift; and 18% for a 300 basis point shift. Per Company policy, the Bank should not be outside these limits for twelve consecutive months unless the Bank's forecasted capital ratios are considered to be "well capitalized". As of March 31, 2019, the Bank has met all minimum regulatory capital requirements to be considered "well capitalized", reference footnote 7 to the consolidated financial statements for more detail.

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning March 31, 2019 and December 31, 2018:

Parallel Ramp	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	March 31, 2019	December 31, 2018
-100	3.30%	3.50%
+200	(7.90)	(8.20)

Parallel Shock	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	March 31, 2019	December 31, 2018
-100	5.20%	5.20%
+100	(7.30)	(7.30)
+200	(15.30)	(15.20)
+300	(23.00)	(22.70)

The net interest income at risk simulation results indicate that, as of March 31, 2019, we remain liability sensitive. The liability sensitivity is due to the fact that there are more liabilities than assets subject to repricing as market rates change.

We conduct an economic value of equity at risk simulation in tandem with net interest income simulations, to ascertain a longer term view of our interest rate risk position by capturing longer-term repricing risk and options risk embedded in the balance sheet.

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

The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:

	Estimated Percent Change in Economic Value of Equity
Rate Changes (basis points)	March 31, 2019	December 31, 2018
-100	0.90%	2.50%
+100	(6.40)	(7.80)
+200	(15.80)	(18.60)
+300	(23.90)	(27.40)

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk Management

Interest rate risk management is our primary market risk. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management and Interest Rate Risk” herein for a discussion of our management of our interest rate risk.

Impact of Inflation

Our financial statements and related data contained in this annual report have been prepared in accordance with GAAP, which require the measure of financial position and operating results in terms of historic dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Inflation generally increases the costs of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike the assets and liabilities of most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on the performance of a financial institution than the effects of general levels of inflation. In addition, inflation affects a financial institution’s cost of goods and services purchased, the cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings and shareholders’ equity.

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

(b) Change in internal controls:

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company and the Bank are periodically involved in various legal proceedings as normal incident to their businesses. In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 1A. Risk Factors

There have been no material changes in risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2018, filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 19, 2018, the Company's Board of Directors authorized a share repurchase program of up to 400,000 shares of the Company's Common Stock. The Company intends to accomplish the share repurchases through open market transactions, though the Company could accomplish repurchases through other means, such as privately negotiated transactions. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The share repurchase plan does not obligate the Company to acquire any particular amount of Common Stock, and it may be modified or suspended at any time at the Company's discretion. The Company did not repurchase any of its common stock during the three months ended March 31, 2019 or during the year ended December 31, 2018.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

31.1	Certification of Christopher R. Gruseke pursuant to Rule 13a-14(a)

31.2	Certification of Penko Ivanov pursuant to Rule 13a-14(a)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Bankwell Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankwell Financial Group, Inc.
Date: May 7, 2019	/s/ Christopher R. Gruseke
Christopher R. Gruseke
President and Chief Executive Officer

Date: May 7, 2019	/s/ Penko Ivanov
Penko Ivanov
Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)