Form 10-Q
period 2019-06-30
Bankwell Financial Group, Inc.
filed 2019-07-31
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

or

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

As of July 31, 2019, there were 7,841,103 shares of the registrant’s common stock outstanding.

Bankwell Financial Group, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
Bankwell Financial Group, Inc.
Consolidated Balance Sheets - (unaudited)
(In thousands, except share data)

	June 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$75,647	$75,411
Federal funds sold	3,237	2,701
Cash and cash equivalents	78,884	78,112

Investment securities
Marketable equity securities, at fair value	2,090	2,009
Available for sale investment securities, at fair value	93,017	93,154
Held to maturity investment securities, at amortized cost (fair values of $23,111 and $21,988 at June 30, 2019 and December 31, 2018, respectively)	21,318	21,421
Total investment securities	116,425	116,584

Loans receivable (net of allowance for loan losses of $13,890 at June 30, 2019 and $15,462 at December 31, 2018)	1,551,620	1,586,775
Other real estate owned	1,217	—
Accrued interest receivable	6,165	6,375
Federal Home Loan Bank stock, at cost	7,475	8,110
Premises and equipment, net	29,060	19,771
Bank-owned life insurance	41,178	40,675
Goodwill	2,589	2,589
Other intangible assets	251	290
Deferred income taxes, net	5,596	4,347
Other assets	19,205	10,037
Total assets	$1,859,665	$1,873,665
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$161,704	$173,198
Interest bearing deposits	1,316,027	1,329,046
Total deposits	1,477,731	1,502,244

Advances from the Federal Home Loan Bank	150,000	160,000
Subordinated debentures ($25,500 face, less unamortized debt issuance costs of $319 and $345 at June 30, 2019 and December 31, 2018, respectively)	25,181	25,155
Accrued expenses and other liabilities	29,813	12,070
Total liabilities	1,682,725	1,699,469
Commitments and contingencies
Shareholders' equity
Common stock, no par value; 10,000,000 shares authorized, 7,841,103 and 7,842,271 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	120,064	120,527
Retained earnings	63,801	54,706
Accumulated other comprehensive loss	(6,925)	(1,037)
Total shareholders' equity	176,940	174,196

Total liabilities and shareholders' equity	$1,859,665	$1,873,665

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Income – (unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest and dividend income
Interest and fees on loans	$19,540	$18,114	$39,636	$35,532
Interest and dividends on securities	992	975	1,989	1,910
Interest on cash and cash equivalents	514	325	897	579
Total interest and dividend income	21,046	19,414	42,522	38,021

Interest expense
Interest expense on deposits	6,319	4,309	12,419	7,965
Interest expense on borrowings	1,132	1,197	2,235	2,443
Total interest expense	7,451	5,506	14,654	10,408

Net interest income	13,595	13,908	27,868	27,613

(Credit) provision for loan losses	(841)	310	(646)	323

Net interest income after (credit) provision for loan losses	14,436	13,598	28,514	27,290

Noninterest income
Gains and fees from sales of loans	617	315	706	685
Service charges and fees	263	265	512	521
Bank owned life insurance	254	265	503	528
Net gain on sale of available for sale securities	76	—	76	222
Other	126	262	847	484
Total noninterest income	1,336	1,107	2,644	2,440

Noninterest expense
Salaries and employee benefits	4,555	4,539	9,391	9,567
Occupancy and equipment	1,833	1,731	3,720	3,348
Data processing	551	509	1,063	1,034
Professional services	519	424	1,109	1,199
Marketing	348	479	541	776
Director fees	215	274	404	489
FDIC insurance	76	203	199	417
Amortization of intangibles	19	24	38	48
Other	639	581	1,265	1,089
Total noninterest expense	8,755	8,764	17,730	17,967
Income before income tax expense	7,017	5,941	13,428	11,763
Income tax expense	1,441	1,226	2,772	2,448
Net income	$5,576	$4,715	$10,656	$9,315

Earnings Per Common Share:
Basic	$0.71	$0.60	$1.36	$1.19
Diluted	$0.71	$0.60	$1.35	$1.19

Weighted Average Common Shares Outstanding:
Basic	7,773,466	7,722,892	7,766,999	7,699,977
Diluted	7,790,760	7,761,560	7,791,975	7,747,068
Dividends per common share	$0.13	$0.12	$0.26	$0.24

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Comprehensive Income – (unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$5,576	$4,715	$10,656	$9,315
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available for sale securities	1,279	(584)	2,670	(2,119)
Reclassification adjustment for gain realized in net income	(76)	—	(76)	(222)
Net change in unrealized gains (losses)	1,203	(584)	2,594	(2,341)
Income tax (expense) benefit	(252)	122	(545)	492
Unrealized gains (losses) on securities, net of tax	951	(462)	2,049	(1,849)
Unrealized (losses) gains on interest rate swaps:
Unrealized (losses) gains on interest rate swaps	(5,974)	(187)	(10,046)	1,815
Income tax benefit (expense)	1,254	39	2,109	(381)
Unrealized (losses) gains on interest rate swaps, net of tax	(4,720)	(148)	(7,937)	1,434
Total other comprehensive loss, net of tax	(3,769)	(610)	(5,888)	(415)
Comprehensive income	$1,807	$4,105	$4,768	$8,900

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders' Equity – (unaudited)
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2019	7,873,471	$120,750	$59,247	$(3,156)	$176,841
Net income	—	—	5,576	—	5,576
Other comprehensive loss, net of tax	—	—	—	(3,769)	(3,769)
Cash dividends declared ($0.13 per share)	—	—	(1,022)	—	(1,022)
Stock-based compensation expense	—	279	—	—	279
Forfeitures of restricted stock	(50)	—	—	—	—
Warrants exercised	—	—	—	—	—
Issuance of restricted stock	—	—	—	—	—
Stock options exercised	1,850	23	—	—	23
Repurchase of common stock	(34,168)	(988)	—	—	(988)
Balance at June 30, 2019	7,841,103	$120,064	$63,801	$(6,925)	$176,940

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2018	7,831,804	$119,363	$44,695	$1,889	$165,947
Net income	—	—	4,715	—	4,715
Other comprehensive loss, net of tax	—	—	—	(610)	(610)
Cash dividends declared ($0.12 per share)	—	—	(940)	—	(940)
Stock-based compensation expense	—	353	—	—	353
Forfeitures of restricted stock	(274)	—	—	—	—
Issuance of restricted stock	4,000	—	—	—	—
Stock options exercised	6,190	108	—	—	108
Balance at June 30, 2018	7,841,720	$119,824	$48,470	$1,279	$169,573

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders' Equity – (Continued)
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2018	7,842,271	$120,527	$54,706	$(1,037)	$174,196
Net income	—	—	10,656	—	10,656
Other comprehensive loss, net of tax	—	—	—	(5,888)	(5,888)
Cash dividends declared ($0.26 per share)	—	—	(2,042)	—	(2,042)
Stock-based compensation expense	—	495	—	—	495
ASU 2016-02 transition adjustment, net of tax	—	—	481	—	481
Forfeitures of restricted stock	(3,800)	—	—	—	—
Issuance of restricted stock	34,450	—	—	—	—
Stock options exercised	2,350	30	—	—	30
Repurchase of common stock	(34,168)	(988)	—	—	(988)
Balance at June 30, 2019	7,841,103	$120,064	$63,801	$(6,925)	$176,940

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2017	7,751,424	$118,301	$41,032	$1,694	$161,027
Net income	—	—	9,315	—	9,315
Other comprehensive loss, net of tax	—	—	—	(415)	(415)
Cash dividends declared ($0.24 per share)	—	—	(1,877)	—	(1,877)
Stock-based compensation expense	—	633	—	—	633
Forfeitures of restricted stock	(674)	—	—	—	—
Issuance of restricted stock	43,550	—	—	—	—
Warrants exercised	22,400	400	—	—	400
Stock options exercised	25,020	490	—	—	490
Balance at June 30, 2018	7,841,720	$119,824	$48,470	$1,279	$169,573

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows – (unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$10,656	$9,315
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of premiums and discounts on investment securities	(364)	(21)
(Credit) provision for loan losses	(646)	323
Provision for deferred income taxes	189	332
Net gain on sales of available for sale securities	(76)	(222)
Change in fair value of marketable equity securities	(59)	—
Depreciation and amortization	1,688	782
Amortization of debt issuance costs	26	26
Increase in cash surrender value of bank-owned life insurance	(503)	(528)
Net gain on sales of loans	(706)	(685)
Stock-based compensation	495	633
Net (accretion) amortization of purchase accounting adjustments	(39)	332
Loss on sale of premises and equipment	2	44
Net change in:
Deferred loan fees	(195)	(418)
Accrued interest receivable	210	388
Other assets	(19,136)	452
Accrued expenses and other liabilities	7,767	(1,610)
Net cash (used in) provided by operating activities	(691)	9,143

Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	4,475	4,725
Proceeds from principal repayments on held to maturity securities	113	85
Net proceeds from sales and calls of available for sale securities	10,955	12,057
Purchases of marketable equity securities	(22)	—
Purchases of available for sale securities	(12,270)	(19,311)
Net decrease (increase) in loans	34,779	(51,950)
Loan principal sold from loans not originated for sale	(15,964)	(6,009)
Proceeds from sales of loans not originated for sale	16,670	6,694
Purchases of premises and equipment	(395)	(2,943)
Reduction (purchase) of Federal Home Loan Bank stock	635	(150)
Net cash provided by (used in) investing activities	38,976	(56,802)

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows - (Continued)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from financing activities
Net change in time certificates of deposit	$24,808	$(11,382)
Net change in other deposits	(49,321)	78,616
Net change in FHLB advances	(10,000)	—
Proceeds from exercise of warrants	—	400
Proceeds from exercise of options	30	490
Dividends paid on common stock	(2,042)	(1,877)
Repurchase of common stock	(988)	—
Net cash (used in) provided by financing activities	(37,513)	66,247
Net increase in cash and cash equivalents	772	18,588
Cash and cash equivalents:
Beginning of year	78,112	70,731
End of period	$78,884	$89,319
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$14,140	$10,605
Income taxes	828	1,515
Noncash investing and financing activities:
Loans transferred to other real estate owned	$1,217	$—
Net change in unrealized gains or losses on available for sale securities	2,594	(2,341)
Net change in unrealized gains or losses on interest rate swaps	(10,046)	1,815
Establishment of right-of-use asset and lease liability	10,584	—

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

Common Share Repurchases

The Company is incorporated in the state of Connecticut. Connecticut law does not provide for treasury shares, rather shares repurchased by the Company constitute authorized, but unissued shares. GAAP states that accounting for treasury stock shall conform to state law. Therefore, the cost of shares repurchased by the Company has been allocated to common stock balances.

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

Recently issued accounting pronouncements not yet adopted
ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments.” This ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held to maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and can result in the earlier recognition of credit losses. For available for sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. This update will be effective for the Company on January 1, 2020, including interim periods within that fiscal year. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently working with third-party consultants and continues to evaluate the impact of its pending adoption of this guidance on the Company's financial statements. On July 17, 2019, the FASB proposed deferring the effective date of ASC 326 for smaller reporting companies as defined by the SEC. Subject to any additional guidance or clarification from the FASB or the SEC, management believes the Company will qualify for this proposed deferral. The FASB has proposed a three-year deferral for smaller reporting companies, with an effective date of January 1, 2023. The deferral period may be reduced if the Company no longer meets the definition of a smaller reporting company. The Company will continue to monitor the progress of this proposal.

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

2. Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at June 30, 2019 were as follows:

	June 30, 2019
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Less than one year	$4,980	$3	$(4)	$4,979
Due from one through five years	12,037	66	(10)	12,093
Due from five through ten years	8,395	195	—	8,590
Due after ten years	66,256	608	(10)	66,854
	91,668	872	(24)	92,516

State agency and municipal obligations
Due from five through ten years	500	1	—	501

Total available for sale securities	$92,168	$873	$(24)	$93,017

Held to maturity securities:
State agency and municipal obligations
Less than one year	$3,900	$—	$—	$3,900
Due after ten years	16,334	1,792	—	18,126
	20,234	1,792	—	22,026

Corporate bonds
Less than one year	1,000	—	(6)	994

Government-sponsored mortgage backed securities
No contractual maturity	84	7	—	91
Total held to maturity securities	$21,318	$1,799	$(6)	$23,111

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

The gross realized gains on the sale of investment securities totaled $0.1 million for the three and six months ended June 30, 2019. The gross realized losses on the sale of investment securities totaled $17.0 thousand for the three and six months ended June 30, 2019. Total sales proceeds and calls of investment securities were $11.0 million for the three and six months ended June 30, 2019. The gross realized gains on the sale of investment securities totaled $0.2 million for the six months ended June 30, 2018. The gross realized losses on the sale of investment securities totaled $2.0 thousand for the six months ended June 30, 2018. Total sales proceeds and calls of investment securities were $12.1 million for the six months ended June 30, 2018. There were no sales of investment securities during the three months ended June 30, 2018.

At June 30, 2019 and December 31, 2018, none of the Company's securities were pledged as collateral with the Federal Home Loan Bank ("FHLB") or any other institution.

As of June 30, 2019 and December 31, 2018, the actual duration of the Company's available for sale securities were significantly shorter than the notional maturities.

At June 30, 2019, the Company held marketable equity securities with a fair value of $2.1 million and an amortized cost of $2.0 million. At December 31, 2018, the Company held marketable equity securities with a fair value and amortized cost of $2.0 million. These securities represent an investment in mutual funds that have a primary objective to make investments for CRA purposes.

The following table provides information regarding investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)
June 30, 2019
U.S. Government and agency obligations	$—	$—	—%	$4,291	$(24)	0.56%	$4,291	$(24)	0.56%
Corporate bonds	994	(6)	0.63%	—	—	—%	994	(6)	0.63%
Total investment securities	$994	$(6)	0.63%	$4,291	$(24)	0.56%	$5,285	$(30)	0.57%

December 31, 2018
U.S. Government and agency obligations	$4,990	$(38)	0.75%	$72,676	$(1,648)	2.22%	$77,666	$(1,686)	2.12%
State agency and municipal obligations	8,212	(113)	1.36%	476	(52)	9.87%	8,688	(165)	1.87%
Corporate bonds	2,033	(11)	0.51%	4,978	(39)	0.78%	7,011	(50)	0.70%
Total investment securities	$15,235	$(162)	1.05%	$78,130	$(1,739)	2.18%	$93,365	$(1,901)	2.00%

There were six and twenty-five investment securities as of June 30, 2019 and December 31, 2018, respectively, in which the fair value of the security was less than the amortized cost of the security.

The U.S. Government and agency obligations owned are either direct obligations of the U.S. Government or guaranteed by the U.S. Government, therefore the contractual cash flows are guaranteed and as a result the unrealized losses in this portfolio are not considered other than temporarily impaired.

The Company continually monitors its corporate bond portfolio and at this time this portfolio has minimal default risk because the corporate bond in this portfolio is rated investment grade.

At June 30, 2019, the Company has the intent and ability to retain its investment securities in an unrealized loss position until the decline in value has recovered or the security has matured.

3. Loans Receivable and Allowance for Loan Losses

The following table sets forth a summary of the loan portfolio at June 30, 2019 and December 31, 2018:

(In thousands)	June 30, 2019	December 31, 2018
Real estate loans:
Residential	$164,066	$178,079
Commercial	1,080,846	1,094,066
Construction	89,236	73,191
	1,334,148	1,345,336

Commercial business	233,364	258,978

Consumer	297	412
Total loans	1,567,809	1,604,726

Allowance for loan losses	(13,890)	(15,462)
Deferred loan origination fees, net	(2,302)	(2,497)
Unamortized loan premiums	3	8
Loans receivable, net	$1,551,620	$1,586,775

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

Allowance for loan losses

The following tables set forth the activity in the Company’s allowance for loan losses for the three and six months ended June 30, 2019 and 2018, by portfolio segment:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended June 30, 2019
Beginning balance	$719	$11,646	$213	$2,851	$1	$15,430
Charge-offs	(565)	—	—	(130)	(13)	(708)
Recoveries	—	—	—	6	3	9
Provisions (Credits)	769	(1,736)	46	70	10	(841)
Ending balance	$923	$9,910	$259	$2,797	$1	$13,890

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended June 30, 2018
Beginning balance	$1,695	$12,645	$767	$3,692	$2	$18,801
Charge-offs	(56)	—	—	—	(57)	(113)
Recoveries	—	—	—	4	4	8
(Credits) Provisions	(889)	1,540	(286)	(107)	52	310
Ending balance	$750	$14,185	$481	$3,589	$1	$19,006

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Six Months Ended June 30, 2019
Beginning balance	$857	$11,562	$140	$2,902	$1	$15,462
Charge-offs	(797)	—	—	(136)	(13)	(946)
Recoveries	—	—	—	16	4	20
Provisions (Credits)	863	(1,652)	119	15	9	(646)
Ending balance	$923	$9,910	$259	$2,797	$1	$13,890

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Six Months Ended June 30, 2018
Beginning balance	$1,721	$12,777	$907	$3,498	$1	$18,904
Charge-offs	(56)	(18)	—	(96)	(60)	(230)
Recoveries	—	—	—	4	5	9
(Credits) Provisions	(915)	1,426	(426)	183	55	323
Ending balance	$750	$14,185	$481	$3,589	$1	$19,006

Loans evaluated for impairment and the related allowance for loan losses as of June 30, 2019 and December 31, 2018 were as follows:

	Portfolio	Allowance
	(In thousands)
June 30, 2019
Loans individually evaluated for impairment:
Residential real estate	$4,202	$107
Commercial real estate	4,986	97
Commercial business	6,663	801
Consumer	1	—
Subtotal	15,852	1,005
Loans collectively evaluated for impairment:
Residential real estate	159,864	816
Commercial real estate	1,075,860	9,813
Construction	89,236	259
Commercial business	226,701	1,996
Consumer	296	1
Subtotal	1,551,957	12,885

Total	$1,567,809	$13,890

	Portfolio	Allowance
	(In thousands)
December 31, 2018
Loans individually evaluated for impairment:
Residential real estate	$6,534	$233
Commercial real estate	6,383	—
Commercial business	6,155	133
Consumer	3	—
Subtotal	19,075	366
Loans collectively evaluated for impairment:
Residential real estate	171,545	624
Commercial real estate	1,087,683	11,562
Construction	73,191	140
Commercial business	252,823	2,769
Consumer	409	1
Subtotal	1,585,651	15,096

Total	$1,604,726	$15,462

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

The following tables present credit risk ratings by loan segment as of June 30, 2019 and December 31, 2018:

	Commercial Credit Quality Indicators
	June 30, 2019				December 31, 2018
	Commercial Real Estate	Construction	Commercial Business	Total	Commercial Real Estate	Construction	Commercial Business	Total
	(In thousands)
Pass	$1,071,360	$89,236	$213,497	$1,374,093	$1,084,695	$73,191	$237,933	$1,395,819
Special Mention	4,500	—	13,204	17,704	2,988	—	14,890	17,878
Substandard	2,497	—	4,023	6,520	2,516	—	2,592	5,108
Doubtful	2,489	—	2,640	5,129	3,867	—	3,563	7,430
Loss	—	—	—	—	—	—	—	—
Total loans	$1,080,846	$89,236	$233,364	$1,403,446	$1,094,066	$73,191	$258,978	$1,426,235

	Residential and Consumer Credit Quality Indicators
	June 30, 2019			December 31, 2018
	Residential Real Estate	Consumer	Total	Residential Real Estate	Consumer	Total
	(In thousands)
Pass	$159,734	$296	$160,030	$171,415	$409	$171,824
Special Mention	130	—	130	130	—	130
Substandard	4,202	1	4,203	6,534	3	6,537
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total loans	$164,066	$297	$164,363	$178,079	$412	$178,491

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

The following tables set forth certain information with respect to the Company's loan portfolio delinquencies by portfolio segment as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$1,389	$—	$394	$1,783	$162,283	$164,066
Commercial real estate	551	3,439	3,083	7,073	1,073,773	1,080,846
Construction	—	—	—	—	89,236	89,236
Commercial business	657	273	4,215	5,145	228,219	233,364
Consumer	—	—	—	—	297	297
Total loans	$2,597	$3,712	$7,692	$14,001	$1,553,808	$1,567,809

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$994	$—	$2,203	$3,197	$174,882	$178,079
Commercial real estate	668	133	4,386	5,187	1,088,879	1,094,066
Construction	—	—	—	—	73,191	73,191
Commercial business	—	1	4,076	4,077	254,901	258,978
Consumer	—	—	—	—	412	412
Total loans	$1,662	$134	$10,665	$12,461	$1,592,265	$1,604,726

There were no loans delinquent greater than 90 days and still accruing interest as of June 30, 2019 and December 31, 2018.

Loans on nonaccrual status

The following is a summary of nonaccrual loans by portfolio segment as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(In thousands)
Residential real estate	$1,716	$3,812
Commercial real estate	4,535	5,950
Commercial business	5,437	4,320
Total	$11,688	$14,082

Interest income on loans that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the six months ended June 30, 2019 and 2018 was $0.6 million and $0.4 million, respectively. There was $43 thousand interest income recognized on these loans for the six months ended June 30, 2019 and $71 thousand of interest income was recognized on these loans for the six months ended June 30, 2018.

At June 30, 2019 and December 31, 2018, there were no commitments to lend additional funds to any borrower on nonaccrual status. Nonaccrual loans with no specific reserve totaled $4.4 million and $11.5 million at June 30, 2019 and December 31, 2018, respectively.

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

The following table summarizes impaired loans by portfolio segment as of June 30, 2019 and December 31, 2018:

	Carrying Amount		Unpaid Principal Balance		Associated Allowance
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$4,094	$4,520	$4,192	$4,613	$—	$—
Commercial real estate	2,376	6,383	2,615	12,191	—	—
Commercial business	1,980	5,212	2,263	6,051	—	—
Consumer	1	3	1	3	—	—
Total impaired loans without a valuation allowance	8,451	16,118	9,071	22,858	—	—

Impaired loans with a valuation allowance:
Residential real estate	$108	$2,014	$108	$2,054	$107	$233
Commercial real estate	2,610	—	8,236	—	97	—
Commercial business	4,683	943	5,333	945	801	133
Total impaired loans with a valuation allowance	7,401	2,957	13,677	2,999	1,005	366
Total impaired loans	$15,852	$19,075	$22,748	$25,857	$1,005	$366

The following table summarizes the average carrying amount of impaired loans and interest income recognized on impaired loans by portfolio segment as of June 30, 2019 and June 30, 2018:

	Average Carrying Amount		Interest Income Recognized
	Three Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$4,112	$7,334	$31	$29
Commercial real estate	2,411	8,827	4	4
Commercial business	2,117	2,060	48	76
Consumer	2	6	—	—
Total impaired loans without a valuation allowance	8,642	18,227	83	109
Impaired loans with a valuation allowance:
Residential real estate	$108	$—	$—	$—
Commercial real estate	3,301	15,168	1	—
Commercial business	4,078	3,222	8	3
Total impaired loans with a valuation allowance	7,487	18,390	9	3
Total impaired loans	$16,129	$36,617	$92	$112

	Average Carrying Amount		Interest Income Recognized
	Six Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$4,129	$7,347	$60	$77
Commercial real estate	2,440	8,878	9	80
Commercial business	2,157	2,086	93	154
Consumer	2	6	—	—
Total impaired loans without a valuation allowance	8,728	18,317	162	311
Impaired loans with a valuation allowance:
Residential real estate	$108	$—	$—	$—
Commercial real estate	3,593	15,170	2	53
Commercial business	4,271	2,347	44	25
Total impaired loans with a valuation allowance	7,972	17,517	46	78
Total impaired loans	$16,700	$35,834	$208	$389

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

Loans classified as TDRs totaled $5.0 million at June 30, 2019 and $7.2 million at December 31, 2018. The following table provides information on loans that were modified as TDRs during the periods indicated.

			Outstanding Recorded Investment
	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2019	2018	2019	2018	2019	2018
Three Months Ended June 30,
Residential real estate	1	—	$34	$—	$34	$—
Commercial business	2	—	465	—	465	—
Total	3	—	$499	$—	$499	$—

			Outstanding Recorded Investment
	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2019	2018	2019	2018	2019	2018
Six Months Ended June 30,
Residential real estate	1	2	$34	$2,826	$34	$2,822
Commercial business	2	1	465	37	465	29
Total	3	3	$499	$2,863	$499	$2,851

At June 30, 2019 and December 31, 2018, there were three nonaccrual loans identified as TDRs totaling $1.7 million and six nonaccrual loans identified as TDRs totaling $3.6 million, respectively.

The following table provides information on how loans were modified as TDRs during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Payment concession	$—	$—	$—	$2,101
Maturity concession	125	—	125	—
Maturity and payment concession	—	—	—	750
Rate and payment concession	374	—	374	—
Total	$499	$—	$499	$2,851

There were two loans modified in a troubled debt restructuring that re-defaulted during the six months ended June 30, 2019. The total recorded investment in these loans was $1.3 million at June 30, 2019. There was one loan modified in a troubled debt restructuring that re-defaulted during the six months ended June 30, 2018. The total recorded investment in this loan was $2.1 million at June 30, 2018.

4. Shareholders' Equity

Common Stock

The Company has 10,000,000 shares authorized and 7,841,103 shares issued and outstanding at June 30, 2019 and 10,000,000 shares authorized and 7,842,271 shares issued and outstanding at December 31, 2018. The Company's stock is traded on the NASDAQ stock market under the ticker symbol BWFG.

Warrants

On October 1, 2014, the Company acquired Quinnipiac Bank and Trust Co. and, in connection therewith, the Company issued 68,600 warrants to former Quinnipiac warrant holders in accordance with the merger agreement. Each warrant was automatically converted into a warrant to purchase 0.56 shares of the Company’s common stock for an exercise price of $17.86. During the first quarter of 2018, all remaining warrants were exercised. The Company does not have any warrants outstanding as of June 30, 2019.

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

Issuer Purchases of Equity Securities

On December 19, 2018, the Company's Board of Directors authorized a share repurchase program of up to 400,000 shares of the Company's Common Stock. The Company intends to accomplish the share repurchases through open market transactions, though the Company could accomplish repurchases through other means, such as privately negotiated transactions. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The share repurchase plan does not obligate the Company to acquire any particular amount of Common Stock, and it may be modified or suspended at any time at the Company's discretion. During the six months ended June 30, 2019, the Company purchased 34,168 shares of its Common Stock at a weighted average price of $28.87 per share. The Company did not repurchase any of its Common Stock for the year ended December 31, 2018.

5. Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives. The Company’s total comprehensive income or loss for the three and six months ended June 30, 2019 and 2018 is reported in the Consolidated Statements of Comprehensive Income.

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax for the three and six months ended June 30, 2019 and 2018:

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at March 31, 2019	$(281)	$(2,875)	$(3,156)
Other comprehensive income (loss) before reclassifications, net of tax	1,011	(4,720)	(3,709)
Amounts reclassified from accumulated other comprehensive income, net of tax	(60)	—	(60)
Net other comprehensive income (loss)	951	(4,720)	(3,769)
Balance at June 30, 2019	$670	$(7,595)	$(6,925)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at March 31, 2018	$(1,302)	$3,191	$1,889
Other comprehensive loss before reclassifications, net of tax	(462)	(148)	(610)
Net other comprehensive loss	(462)	(148)	(610)
Balance at June 30, 2018	$(1,764)	$3,043	$1,279

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2018	$(1,379)	$342	$(1,037)
Other comprehensive income (loss) before reclassifications, net of tax	2,109	(7,937)	(5,828)
Amounts reclassified from accumulated other comprehensive income, net of tax	(60)	—	(60)
Net other comprehensive income (loss)	2,049	(7,937)	(5,888)
Balance at June 30, 2019	$670	$(7,595)	$(6,925)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2017	$85	$1,609	$1,694
Other comprehensive (loss) income before reclassifications, net of tax	(1,674)	1,434	(240)
Amounts reclassified from accumulated other comprehensive income, net of tax	(175)	—	(175)
Net other comprehensive (loss) income	(1,849)	1,434	(415)
Balance at June 30, 2018	$(1,764)	$3,043	$1,279

The following table provides information for the items reclassified from accumulated other comprehensive income or loss:

Accumulated Other Comprehensive Income Components	Three Months Ended June 30,		Six Months Ended June 30,		Associated Line Item in the Consolidated Statements of Income
	2019	2018	2019	2018
	(In thousands)
Available for sale securities:
Unrealized gains on investments	$76	$—	$76	$222	Net gain on sale of available for sale securities
Tax expense	(16)	—	(16)	(47)	Income tax expense
Net of tax	$60	$—	$60	$175

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

The following table is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net income	$5,576	$4,715	$10,656	$9,315
Dividends to participating securities(1)	(13)	(13)	(23)	(26)
Undistributed earnings allocated to participating securities(1)	(56)	(54)	(99)	(101)
Net income for earnings per share calculation	$5,507	$4,648	$10,534	$9,188

Weighted average shares outstanding, basic	7,773	7,723	7,767	7,700
Effect of dilutive equity-based awards(2)	18	39	25	47
Weighted average shares outstanding, diluted	7,791	7,762	7,792	7,747
Net earnings per common share:
Basic earnings per common share	$0.71	$0.60	$1.36	$1.19
Diluted earnings per common share	$0.71	$0.60	$1.35	$1.19

(1)	Represents dividends paid and undistributed earnings allocated to unvested stock-based awards that contain non-forfeitable rights to dividends.

(2)	Represents the effect of the assumed exercise of stock options and the vesting of restricted shares, as applicable, utilizing the treasury stock method.

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

The Basel III Capital Rules limit a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity to risk weighted assets, in addition to the amounts necessary to meet the minimum risk-based capital requirements described above. As of January 1, 2019, the “capital conservation buffer” increased from 1.875% to 2.5%.

Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.

As of June 30, 2019, the Bank and Company met all capital adequacy requirements to which they are subject. There are no conditions or events since then that management believes have changed this conclusion.

The capital amounts and ratios for the Bank and the Company at June 30, 2019 and December 31, 2018 were as follows:

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
June 30, 2019
Common Equity Tier 1 Capital to Risk-Weighted Assets	$200,228	12.40%	$113,041	7.00%	$104,967	6.50%
Total Capital to Risk-Weighted Assets	214,118	13.26%	169,562	10.50%	161,488	10.00%
Tier I Capital to Risk-Weighted Assets	200,228	12.40%	137,265	8.50%	129,190	8.00%
Tier I Capital to Average Assets	200,228	10.75%	74,533	4.00%	93,166	5.00%

Bankwell Financial Group, Inc.
June 30, 2019
Common Equity Tier 1 Capital to Risk-Weighted Assets	$181,078	11.19%	$113,247	7.00%	N/A	N/A
Total Capital to Risk-Weighted Assets	220,149	13.61%	169,871	10.50%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	181,078	11.19%	137,514	8.50%	N/A	N/A
Tier I Capital to Average Assets	181,078	9.70%	74,656	4.00%	N/A	N/A

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
December 31, 2018
Common Equity Tier 1 Capital to Risk-Weighted Assets	$191,128	11.56%	$105,392	6.38%	$107,459	6.50%
Total Capital to Risk-Weighted Assets	206,593	12.50%	163,255	9.88%	165,321	10.00%
Tier I Capital to Risk-Weighted Assets	191,128	11.56%	130,190	7.88%	132,257	8.00%
Tier I Capital to Average Assets	191,128	10.14%	75,432	4.00%	94,290	5.00%

Bankwell Financial Group, Inc.
December 31, 2018
Common Equity Tier 1 Capital to Risk-Weighted Assets	$172,415	10.41%	$105,575	6.38%	N/A	N/A
Total Capital to Risk-Weighted Assets	213,035	12.86%	163,537	9.88%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	172,415	10.41%	130,416	7.88%	N/A	N/A
Tier I Capital to Average Assets	172,415	9.13%	75,567	4.00%	N/A	N/A

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

Reserve Requirements on Cash

The Bank is required to maintain a minimum reserve balance of $11.4 million and $16.8 million in the Federal Reserve Bank at June 30, 2019 and December 31, 2018, respectively. The Bank is also required to maintain a minimum reserve balance of $4.5 million at Atlantic Community Bankers Bank (formerly Bankers’ Bank Northeast) at June 30, 2019 and December 31, 2018. These balances are maintained for clearing purposes in the ordinary course of business and do not represent restricted cash.

8. Stock-Based Compensation

Equity award plans

The Company has stock options or unvested restricted stock outstanding under three equity award plans, which are collectively referred to as the “Plan”. The current plan under which any future issuances of equity awards will be made is the 2012 BNC Financial Group, Inc. Stock Plan, or the “2012 Plan,” last amended on June 26, 2013. All equity awards made under the 2012 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of stock options or restricted stock. At June 30, 2019, there were 593,597 shares reserved for future issuance under the 2012 Plan.

Stock Options: The Company accounts for stock options based on the fair value at the date of grant and records an expense over the vesting period of such awards on a straight line basis.

There were no options granted during the six months ended June 30, 2019.

A summary of the status of outstanding stock options for the six months ended June 30, 2019 is presented below:

	Six Months Ended June 30, 2019
	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	19,030	$15.91
Exercised	(2,350)	13.14
Options outstanding at end of period	16,680	16.30

Options exercisable at end of period	16,680	16.30

Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. The total intrinsic value of share options exercised during the six months ended June 30, 2019 was $40.3 thousand.

The range of exercise prices for the 16,680 options exercisable at June 30, 2019 was $11.00 to $17.86 per share. The weighted average remaining contractual life for these options was 3.0 years at June 30, 2019. At June 30, 2019, as all awarded options have vested, all of the outstanding options are exercisable, and the aggregate intrinsic value of these options was $0.2 million.

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.

The following table presents the activity for restricted stock for the six months ended June 30, 2019:

	Six Months Ended June 30, 2019
	Number of Shares		Weighted Average Grant Date Fair Value
Unvested at beginning of period	77,624	(1)	$30.78
Granted	34,450	(2)	29.69
Vested	(13,676)		31.23
Forfeited	(3,800)		22.82
Unvested at end of period	94,598		30.63

(1)	Includes 11,250 shares of performance based restricted stock

(2)	Includes 7,500 shares of performance based restricted stock

The total fair value of restricted stock awards vested during the six months ended June 30, 2019 was $0.4 million.

The Company's restricted stock expense for the six months ended June 30, 2019 and 2018 was $0.5 million and $0.6 million, respectively. At June 30, 2019, there was $2.3 million of unrecognized stock compensation expense for restricted stock, expected to be recognized over a weighted average period of 1.7 years.

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

9. Derivative Instruments

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, and duration of its funding along with the use of interest rate derivative financial instruments, namely interest rate swaps. The Company does not use derivatives for speculative purposes. As of June 30, 2019, the Company was a party to six interest rate swaps, designated as hedging instruments, to add stability to interest expense and to manage its exposure to interest rate movements. The notional amount for each swap is $25 million and in each case, the Company has entered into pay-fixed LIBOR interest rate swaps to convert rolling 90 days Federal Home Loan Bank advances. In addition, as of June 30, 2019, the Company was a party to two forward-starting interest rate swaps on probable future FHLB advances or brokered deposits. As of June 30, 2019, the Company entered into two interest rate swaps not designated as hedging instruments, to minimize interest rate risk exposure with loans to customers.

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

Information about derivative instruments at June 30, 2019 and December 31, 2018 is as follows:

June 30, 2019:
(Dollars in thousands)	Notional Amount	Original Maturity	Received	Paid	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate swap	$25,000	5.0 years	3-month USD LIBOR	1.83%	$41
Interest rate swap	25,000	5.0 years	3-month USD LIBOR	1.48%	137
Interest rate swap	25,000	5.0 years	3-month USD LIBOR	1.22%	272
Interest rate swap	25,000	7.0 years	3-month USD LIBOR	2.04%	(367)
Interest rate swap	25,000	7.0 years	3-month USD LIBOR	2.04%	(373)
Interest rate swap	25,000	15.0 years	3-month USD LIBOR	3.01%	(3,078)
Forward-starting interest rate swap(1)	25,000	15.0 years	3-month USD LIBOR	3.03%	(3,160)
Forward-starting interest rate swap(1)	25,000	15.0 years	3-month USD LIBOR	3.05%	(3,088)
	$200,000				$(9,616)
Derivatives not designated as hedging instruments:(2)
Interest rate swap	$20,000	20.0 years	1-month USD LIBOR	5.00%	$(1,537)
Interest rate swap	20,000	20.0 years	1-month USD LIBOR	5.00%	1,537
	$40,000				$—

Total derivatives	$240,000				$(9,616)

(1) The effective date of the forward-starting interest rate swaps listed above are January 2, 2020 and August 26, 2020, respectively.
(2) Represents an interest rate swap with a commercial banking customer, which is offset by a derivative with a third party.

Accrued interest receivable related to interest rate swaps as of June 30, 2019 totaled $0.2 million and is excluded from the fair value presented in the table above. The fair value of interest rate swaps including accrued interest totaled $9.5 million as of June 30, 2019.

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects to reclassify $0.1 million as an increase to interest expense during the next 12 months.
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

Changes in the consolidated statements of comprehensive income related to interest rate derivatives designated as hedges of cash flows were as follows for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Interest rate swap on FHLB advances and brokered deposits:
Unrealized (losses) gains recognized in accumulated other comprehensive income	$(5,974)	$(187)	$(10,046)	$1,815
Income tax benefit (expense) on items recognized in accumulated other comprehensive income	1,254	39	2,109	(381)
Other comprehensive (loss) income	$(4,720)	$(148)	$(7,937)	$1,434

Amount recognized in interest expense on hedged FHLB advances and brokered deposits	$734	$646	$1,460	$1,285

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

The carrying values, fair values and placement in the fair value hierarchy of the Company's financial instruments at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$75,647	$75,647	$75,647	$—	$—
Federal funds sold	3,237	3,237	3,237	—	—
Marketable equity securities	2,090	2,090	2,090	—	—
Available for sale securities	93,017	93,017	13,986	79,031	—
Held to maturity securities	21,318	23,111	—	1,085	22,026
Loans receivable, net	1,551,620	1,558,609	—	—	1,558,609
Other real estate owned	1,217	1,217	—	—	1,217
Accrued interest receivable	6,165	6,165	—	6,165	—
FHLB stock	7,475	7,475	—	7,475	—
Servicing asset, net of valuation allowance	844	844	—	—	844
Derivative asset	1,987	1,987	—	1,987	—

Financial Liabilities:
Noninterest bearing deposits	$161,704	$161,704	$—	$161,704	$—
NOW and money market	502,178	502,178	—	502,178	—
Savings	174,319	174,319	—	174,319	—
Time deposits	639,530	643,354	—	—	643,354
Accrued interest payable	1,895	1,895	—	1,895	—
Advances from the FHLB	150,000	149,951	—	—	149,951
Subordinated debentures	25,181	25,106	—	—	25,106
Servicing liability	68	68	—	—	68
Derivative liability	11,603	11,603	—	11,603	—

	December 31, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$75,411	$75,411	$75,411	$—	$—
Federal funds sold	2,701	2,701	2,701	—	—
Marketable equity securities	2,009	2,009	2,009	—	—
Available for sale securities	93,154	93,154	9,798	83,356	—
Held to maturity securities	21,421	21,988	—	1,098	20,890
Loans receivable, net	1,586,775	1,584,858	—	—	1,584,858
Accrued interest receivable	6,375	6,375	—	6,375	—
FHLB stock	8,110	8,110	—	8,110	—
Servicing asset, net of valuation allowance	870	870	—	—	870
Derivative asset	2,867	2,867	—	2,867	—

Financial Liabilities:
Noninterest bearing deposits	$173,198	$173,198	$—	$173,198	$—
NOW and money market	533,837	533,837	—	533,837	—
Savings	180,487	180,487	—	180,487	—
Time deposits	614,722	616,973	—	—	616,973
Accrued interest payable	1,381	1,381	—	1,381	—
Advances from the FHLB	160,000	159,753	—	—	159,753
Subordinated debentures	25,155	24,211	—	—	24,211
Servicing liability	73	73	—	—	73
Derivative liability	2,437	2,437	—	2,437	—

The following methods and assumptions were used by management in estimating the fair value of its financial instruments:

Cash and due from banks, federal funds sold, accrued interest receivable and accrued interest payable: The carrying amount is a reasonable estimate of fair value.

Marketable equity securities, available for sale securities and held to maturity securities: Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The majority of the available for sale securities are considered to be Level 2 as other observable inputs are utilized, such as quoted prices for similar securities. Level 1 investment securities include investments in U.S. treasury notes and in marketable equity securities for which a quoted price is readily available. Level 3 held to maturity securities represent private placement municipal housing authority bonds for which no quoted market price is available. The fair value for these securities is estimated using a discounted cash flow model, using discount rates ranging from 4.0% to 4.3% as of June 30, 2019 and 4.7% to 5.1% as of December 31, 2018. These securities are CRA eligible investments.

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

Other real estate owned: Fair values are generally determined based on third party appraisals which may be adjusted based on age of appraisal or market conditions identified while preparing the property to be listed for sale through broker quotes or otherwise. Appraisals are based on observable market data such as comparable sales, however, adjustments made to third party appraisals, for the age of the appraisal or market conditions identified while preparing the property to be listed for sale through broker quotes or otherwise are unobservable and therefore these assets are classified as Level 3 within the valuation hierarchy.

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

Off-balance-sheet instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at June 30, 2019 and December 31, 2018.

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

Financial instruments measured at fair value on a recurring basis

The following table details the financial instruments carried at fair value on a recurring basis at June 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the six months ended June 30, 2019 and for the year ended December 31, 2018.

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
June 30, 2019:
Marketable equity securities	$2,090	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	13,986	78,530	—
State agency and municipal obligations	—	501	—
Derivative asset	—	1,987	—
Derivative liability	—	11,603	—

December 31, 2018:
Marketable equity securities	$2,009	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	9,798	72,338	—
State agency and municipal obligations	—	4,007	—
Corporate bonds	—	7,011	—
Derivative asset	—	2,867	—
Derivative liability	—	2,437	—

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

The following table details the financial instruments measured at fair value on a nonrecurring basis at June 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
June 30, 2019:
Impaired loans	$—	$—	$14,847
Other real estate owned	—	—	1,217
Servicing asset, net	—	—	776

December 31, 2018:
Impaired loans	$—	$—	$18,709
Servicing asset, net	—	—	797

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at June 30, 2019 and December 31, 2018:

	Fair Value	Valuation Methodology	Unobservable Input	Range
	(Dollars in thousands)
June 30, 2019:
Impaired loans	$7,779	Appraisals	Discount to appraised value	0.00 - 28.00%
	7,068	Discounted cash flows	Discount rate	3.60 - 8.00%
	$14,847

Other real estate owned	$1,217	Appraisals	Discount to appraised value	38.00%

Servicing asset, net	$776	Discounted cash flows	Discount rate	10.00 - 11.50%(1)
			Prepayment rate	3.00 - 17.15%
December 31, 2018:
Impaired loans	$10,188	Appraisals	Discount to appraised value	5.00 - 8.00%
	8,521	Discounted cash flows	Discount rate	3.25 - 8.00%
	$18,709

Servicing asset, net	$797	Discounted cash flows	Discount rate	10.00 - 12.00%(2)
			Prepayment rate	3.00 - 15.00%
(1) Servicing liabilities totaling $68 thousand were valued using a discount rate of 1.9%
(2) Servicing liabilities totaling $73 thousand were valued using a discount rate of 2.8%

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

Other real estate owned: The Company classifies property acquired through foreclosure or acceptance of deed-in lieu of foreclosure as other real estate owned in its financial statements. Upon taking title, the property securing the loan is written down to fair value less expected selling costs. The write-down is based upon differences between the estimated fair value and the net investment in the loan. Appraisals are based on observable market data such as comparable sales, however, adjustments made to third party appraisals, for the age of the appraisal or market conditions identified while preparing the property to be listed for sale through broker quotes or otherwise are unobservable and therefore these assets are classified as Level 3 within the valuation hierarchy.

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

13. Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of June 30, 2019, the Company leases real estate for ten branch offices under various operating lease agreements. The branch leases have maturities which range from 2019 to 2029, some of which include options to extend the lease term. The weighted average remaining life of the lease term for these leases was 6.8 years as of June 30, 2019. In addition, the Company’s headquarter building (included in premises and equipment) is on land that is leased from the local municipality. As of June 30, 2019 the land lease has a remaining life of 81.1 years.

The Company utilized a weighted average discount rate of 6.0% in determining the lease liability as of June 30, 2019.

The total operating lease costs were $0.5 million and $1.0 million for the three and six months ended June 30, 2019, respectively. The right-of-use asset, included in premises and equipment, net was $9.9 million as of June 30, 2019 and the corresponding lease liability, included in accrued expenses and other liabilities was $9.9 million as of June 30, 2019.

Future minimum lease payments as of June 30, 2019 are as follows:

June 30, 2019
(In thousands)
2019	$995
2020	1,842
2021	1,739
2022	1,118
2023	1,134
Thereafter	15,898
Total	$22,726

A reconciliation of the undiscounted cash flows in the maturity table above and the lease liability recognized in the consolidated balance sheet as of June 30, 2019, is shown below:

June 30, 2019
(In thousands)
Undiscounted cash flows	$22,726
Discount effect of cash flows	(12,791)
Lease liability	$9,935

14. Subsequent Events

On July 30, 2019, the Company’s Board of Directors declared a $0.13 per share cash dividend, payable on August 26, 2019 to shareholders of record on August 16, 2019.

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

Earnings Overview

Net income available to common shareholders was $5.6 million, or $0.71 per diluted share, and $4.7 million, or $0.60 per diluted share, for the three months ended June 30, 2019 and 2018, respectively. Returns on average stockholders' equity and average assets for the three months ended June 30, 2019 were 12.48% and 1.20%, respectively, compared to 11.21% and 1.02%, respectively, for the three months ended June 30, 2018.

Net income available to common shareholders was $10.7 million, or $1.35 per diluted share, and $9.3 million, or $1.19 per diluted share, for the six months ended June 30, 2019 and 2018, respectively. Returns on average stockholders' equity and average assets for the six months ended June 30, 2019 were 12.05% and 1.15%, respectively, compared to 11.28% and 1.03%, respectively, for the six months ended June 30, 2018.

For the three months ended June 30, 2019, we had net interest income of $13.6 million, a decrease of $0.3 million, or 2.3%, over the three months ended June 30, 2018. Our net interest margin (fully taxable equivalent basis) for the three months ended June 30, 2019 and 2018 was 3.07% and 3.14%, respectively. Non interest income increased $0.2 million to $1.3 million for the three months ended June 30, 2019 compared to the same period in 2018.

For the six months ended June 30, 2019, we had net interest income of $27.9 million, an increase of $0.3 million, or 0.9%, over the six months ended June 30, 2018. Our net interest margin (fully taxable equivalent basis) for the six months ended June 30, 2019 and 2018 was 3.13% and 3.15%, respectively. Non interest income increased by $0.2 million to $2.6 million for the six months ended June 30, 2019 compared to the same period in 2018.

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned on loans and securities and interest paid on deposits and other borrowings, and is the primary source of our operating income. Net interest income is affected by the level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities. Included in interest income are certain loan fees, such as deferred origination fees and late charges. We convert tax-exempt income to a fully taxable equivalent ("FTE") basis using the statutory federal income tax rate adjusted for applicable state income taxes net of the related federal tax benefit. The average balances are principally daily averages. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments. Premium amortization and discount accretion are included in the respective interest income and interest expense amounts.

FTE net interest income for the three months ended June 30, 2019 and 2018 was $13.7 million and $14.0 million, respectively. FTE basis interest income for the three months ended June 30, 2019 increased by $1.6 million, or 8.4%, to $21.1 million, compared to FTE basis interest income for the three months ended June 30, 2018. The decrease in net interest income was primarily a result of increases in rates on interest bearing deposits. Net interest income and interest income were favorably impacted by fees recognized as a result of elevated loan pre-payments. Specifically, the Company recognized $1.0 million in pre-payment fees for the three months ended June 30, 2019 compared to $0.3 million for the same period in 2018. As a result, our net interest margin decreased by 7 basis points to 3.07% for the three months ended June 30, 2019, compared to the three months ended June 30, 2018.

FTE net interest income for the six months ended June 30, 2019 and 2018 was $28.0 million and $27.8 million, respectively. FTE basis interest income for the six months ended June 30, 2019 increased by $4.5 million, or 11.8%, to $42.7 million, compared to FTE basis interest income for the six months ended June 30, 2018. Net interest income and interest income were favorably impacted by fees recognized as a result of elevated loan pre-payments. Specifically, the Company recognized $2.1 million in pre-payment fees for the six months ended June 30, 2019 compared to $0.3 million for the same period in 2018. The increase in net interest income was partially offset by increases in rates on interest bearing deposits. As a result, our net interest margin decreased by 2 basis points to 3.13% for the six months ended June 30, 2019, compared to the six months ended June 30, 2018.

Average interest earning assets were $1.8 billion for the three months ended June 30, 2019, up by $4.0 million, or 0.2%, compared to the three months ended June 30, 2018. The average yield on interest earning assets increased from 4.34% for the three months ended June 30, 2018 to 4.69% for the three months ended June 30, 2019. Average interest earning assets were $1.8 billion for the six months ended June 30, 2019, up by $27.9 million, or 1.6%, compared to the six months ended June 30, 2018. The average yield on interest earning assets increased from 4.31% for the six months ended June 30, 2018 to 4.74% for the six months ended June 30, 2019. The increase in yield on interest earning assets was mainly due to the aforementioned elevated loan pre-payment fees and a slight improvement in overall loan yields.

Interest expense for the three months ended June 30, 2019 increased by $1.9 million, or 35.3%, compared to interest expense for the three months ended June 30, 2018. Interest expense for the six months ended June 30, 2019 increased by $4.2 million, or 40.8%, compared to interest expense for the six months ended June 30, 2018. This increase is due to higher average balances in time deposit accounts and savings accounts and increased rates on certificates of deposits, savings, and money market accounts driven by our competitive marketplace.

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

The following tables present the average balances and yields earned on interest earning assets and average balances and weighted average rates paid on our funding liabilities for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,
	2019			2018

(Dollars in thousands)	Average Balance	Interest	Yield / Rate (5)	Average Balance	Interest	Yield / Rate (5)
Assets:
Cash and Fed funds sold	$92,493	$514	2.23%	$81,879	$325	1.59%
Securities (1)	119,999	945	3.15	119,893	921	3.07
Loans:
Commercial real estate	1,052,936	13,201	4.96	996,269	11,400	4.53
Residential real estate	170,180	1,630	3.83	193,336	1,786	3.69
Construction (2)	85,933	1,147	5.28	92,945	1,180	5.02
Commercial business	252,814	3,558	5.57	283,865	3,740	5.21
Consumer	270	4	6.54	536	8	5.97
Total loans	1,562,133	19,540	4.95	1,566,951	18,114	4.57
Federal Home Loan Bank stock	7,474	116	6.23	9,330	125	5.37
Total earning assets	1,782,099	21,115	4.69%	1,778,053	19,485	4.34%
Other assets	85,117			68,334
Total assets	$1,867,216			$1,846,387

Liabilities and shareholders' equity:
Interest bearing liabilities:
NOW	$64,316	$28	0.17%	$63,870	$21	0.13%
Money market	444,848	1,847	1.67	496,548	1,518	1.23
Savings	174,626	743	1.71	100,893	267	1.06
Time	644,723	3,701	2.30	619,262	2,503	1.62
Total interest bearing deposits	1,328,513	6,319	1.91	1,280,573	4,309	1.35
Borrowed money	175,172	1,132	2.56	224,120	1,197	2.11
Total interest bearing liabilities	1,503,685	7,451	1.99%	1,504,693	5,506	1.47%
Noninterest bearing deposits	159,021			160,275
Other liabilities	25,293			12,735
Total Liabilities	1,687,999			1,677,703
Shareholders' equity	179,217			168,684

Total liabilities and shareholders' equity	$1,867,216			$1,846,387
Net interest income (3)		$13,664			$13,979
Interest rate spread			2.70%			2.87%
Net interest margin (4)			3.07%			3.14%

(1)	Average balances and yields for securities are based on amortized cost.

(2)	Includes commercial and residential real estate construction.

(3)	The adjustment for securities and loans taxable equivalency amounted to $69 thousand and $71 thousand, respectively, for the three months ended June 30, 2019 and 2018.

(4)	Annualized net interest income as a percentage of earning assets.

(5)	Yields are calculated using the contractual day count convention for each respective product type.

	Six Months Ended June 30,
	2019			2018

(Dollars in thousands)	Average Balance	Interest	Yield / Rate (5)	Average Balance	Interest	Yield / Rate (5)
Assets:
Cash and Fed funds sold	$82,854	$897	2.18%	$75,634	$579	1.54%
Securities (1)	118,792	1,877	3.16	118,502	1,809	3.05
Loans:
Commercial real estate	1,059,247	25,586	4.80	986,204	22,269	4.49
Residential real estate	173,353	3,333	3.85	195,628	3,585	3.67
Construction (2)	83,549	2,271	5.41	94,161	2,326	4.91
Commercial business	264,648	8,436	6.34	282,324	7,336	5.17
Consumer	296	10	6.48	586	16	5.43
Total loans	1,581,093	39,636	4.99	1,558,903	35,532	4.53
Federal Home Loan Bank stock	7,531	253	6.72	9,318	243	5.21
Total earning assets	1,790,270	42,663	4.74%	1,762,357	38,163	4.31%
Other assets	82,023			67,571
Total assets	$1,872,293			$1,829,928

Liabilities and shareholders' equity:
Interest bearing liabilities:
NOW	$61,579	$75	0.25%	$61,117	$39	0.13%
Money market	458,884	3,829	1.68	481,723	2,680	1.12
Savings	177,482	1,512	1.72	97,429	463	0.96
Time	636,156	7,003	2.22	622,508	4,783	1.55
Total interest bearing deposits	1,334,101	12,419	1.88	1,262,777	7,965	1.27
Borrowed money	175,343	2,235	2.54	224,114	2,443	2.17
Total interest bearing liabilities	1,509,444	14,654	1.96%	1,486,891	10,408	1.41%
Noninterest bearing deposits	161,239			163,256
Other liabilities	23,223			13,241
Total Liabilities	1,693,906			1,663,388
Shareholders' equity	178,387			166,540

Total liabilities and shareholders' equity	$1,872,293			$1,829,928
Net interest income (3)		$28,009			$27,755
Interest rate spread			2.78%			2.90%
Net interest margin (4)			3.13%			3.15%

(1)	Average balances and yields for securities are based on amortized cost.

(2)	Includes commercial and residential real estate construction.

(3)	The adjustment for securities and loans taxable equivalency amounted to $141 thousand and $142 thousand, respectively, for the six months ended June 30, 2019 and 2018.

(4)	Annualized net interest income as a percentage of earning assets.

(5)	Yields are calculated using the contractual day count convention for each respective product type.

Effect of changes in interest rates and volume of average earning assets and average interest bearing liabilities

The following table shows the extent to which changes in interest rates and changes in the volume of average earning assets and average interest bearing liabilities have affected net interest income. For each category of earning assets and interest bearing liabilities, information is provided relating to: changes in volume (changes in average balances multiplied by the prior year’s average interest rates); changes in rates (changes in average interest rates multiplied by the prior year’s average balances); and the total change. Changes attributable to both volume and rate have been allocated proportionately based on the relationship of the absolute dollar amount of change in each.

	Three Months Ended June 30, 2019 vs 2018 Increase (Decrease)			Six Months Ended June 30, 2019 vs 2018 Increase (Decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Cash and Fed funds sold	$46	$143	$189	$60	$258	$318
Securities	1	23	24	5	63	68
Loans:
Commercial real estate	672	1,129	1,801	1,708	1,609	3,317
Residential real estate	(220)	64	(156)	(422)	170	(252)
Construction	(91)	58	(33)	(276)	221	(55)
Commercial business	(426)	244	(182)	(482)	1,582	1,100
Consumer	(4)	—	(4)	(9)	3	(6)
Total loans	(69)	1,495	1,426	519	3,585	4,104
Federal Home Loan Bank stock	(27)	18	(9)	(52)	62	10
Total change in interest and dividend income	(49)	1,679	1,630	532	3,968	4,500
Interest expense:
Deposits:
NOW	—	7	7	—	36	36
Money market	(170)	499	329	(132)	1,281	1,149
Savings	259	217	476	534	515	1,049
Time	106	1,092	1,198	107	2,113	2,220
Total deposits	195	1,815	2,010	509	3,945	4,454
Borrowed money	(289)	224	(65)	(581)	373	(208)
Total change in interest expense	(94)	2,039	1,945	(72)	4,318	4,246
Change in net interest income	$45	$(360)	$(315)	$604	$(350)	$254

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

The credit for loan losses for the three months ended June 30, 2019 was $0.8 million compared to a provision for loan losses of$0.3 million for the three months ended June 30, 2018. The credit for loan losses for the six months ended June 30, 2019 was $0.6 million compared to a provision for loan losses of $0.3 million for the six months ended June 30, 2018. For further information, see sections titled Asset Quality and Allowance for Loan Losses.

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of fees generated from loan and deposit relationships with our customers, fees generated from sales and referrals of loans, income earned on bank-owned life insurance and gains on sales of investment securities.

The following tables compare noninterest income for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	$	%
Gains and fees from sales of loans	$617	$315	$302	95.9%
Service charges and fees	263	265	(2)	(0.8)
Bank owned life insurance	254	265	(11)	(4.2)
Net gain on sale of available for sale securities	76	—	76	100.0
Other	126	262	(136)	(51.9)
Total noninterest income	$1,336	$1,107	$229	20.7%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	$	%
Gains and fees from sales of loans	$706	$685	$21	3.1%
Service charges and fees	512	521	(9)	(1.7)
Bank owned life insurance	503	528	(25)	(4.7)
Net gain on sale of available for sale securities	76	222	(146)	(65.8)
Other	847	484	363	75.0
Total noninterest income	$2,644	$2,440	$204	8.4%

Noninterest income increased by $0.2 million to $1.3 million for the three months ended June 30, 2019 compared to June 30, 2018. The increase in noninterest income was primarily a result of a $0.3 million increase in gains and fees from the sales of loans and a $0.1 million gain recognized on the sale of available for sale securities. The increase in noninterest income was partially offset by a decrease in other income totaling $0.1 million.

Noninterest income increased by $0.2 million to $2.6 million for the six months ended June 30, 2019 compared to June 30, 2018. The increase in noninterest income was primarily a result of a $0.4 million increase in other income primarily resulting from an interest rate swap fee recognized in the first quarter of 2019. The increase in noninterest income was partially offset by a decrease of $0.1 million in gains recognized on the sale of available for sale securities.

Noninterest Expense

The following tables compare noninterest expense for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	$	%
Salaries and employee benefits	$4,555	$4,539	$16	0.4%
Occupancy and equipment	1,833	1,731	102	5.9
Data processing	551	509	42	8.3
Professional services	519	424	95	22.4
Marketing	348	479	(131)	(27.3)
Director fees	215	274	(59)	(21.5)
FDIC insurance	76	203	(127)	(62.6)
Amortization of intangibles	19	24	(5)	(20.8)
Other	639	581	58	10.0
Total noninterest expense	$8,755	$8,764	$(9)	(0.1)%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	$	%
Salaries and employee benefits	$9,391	$9,567	$(176)	(1.8)%
Occupancy and equipment	3,720	3,348	372	11.1
Professional services	1,109	1,199	(90)	(7.5)
Data processing	1,063	1,034	29	2.8
Marketing	541	776	(235)	(30.3)
Director fees	404	489	(85)	(17.4)
FDIC insurance	199	417	(218)	(52.3)
Amortization of intangibles	38	48	(10)	(20.8)
Other	1,265	1,089	176	16.2
Total noninterest expense	$17,730	$17,967	$(237)	(1.3)%

Noninterest expense remained flat, totaling $8.8 million for the three months ended June 30, 2019 and June 30, 2018. Noninterest expense decreased $0.2 million, or 1.3%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease was primarily driven by a $0.2 million decrease in marketing expense and a $0.2 million decrease in FDIC insurance expense. The decrease in noninterest expense was partially offset by an increase in occupancy and equipment expense related to the prior year's branch expansion and overall investment in technology.

Income Taxes

Income tax expense for the three months ended June 30, 2019 and 2018 totaled $1.4 million and $1.2 million, respectively. The effective tax rates for the three months ended June 30, 2019 and 2018 were 20.5% and 20.6%, respectively. Income tax expense for the six months ended June 30, 2019 and 2018 totaled $2.8 million and $2.4 million, respectively. The effective tax rates for the six months ended June 30, 2019 and 2018 were 20.6% and 20.8%, respectively.

Financial Condition

Summary

At June 30, 2019, total assets were $1.9 billion, a $14.0 million, or 0.7%, decrease over December 31, 2018. Total gross loans and deposits were $1.6 billion and $1.5 billion, respectively at June 30, 2019. Total shareholders’ equity at June 30, 2019 and December 31, 2018 was $176.9 million and $174.2 million, respectively. Tangible book value was $22.47 per share outstanding at June 30, 2019 compared to $22.06 per share outstanding at December 31, 2018.

Loan Portfolio

We originate commercial real estate loans, including construction loans, commercial business loans and other consumer loans. Lending activities are conducted principally in the New York metropolitan area and throughout Connecticut, with the majority in Fairfield and New Haven Counties of Connecticut. Our loan portfolio is the largest category of our earning assets.

Total loans before deferred loan fees and the allowance for loan losses were $1.6 billion at June 30, 2019 and December 31, 2018. Total loans decreased slightly as of June 30, 2019 compared to the year ended December 31, 2018 as loan originations were offset by elevated loan pre-payments during the six months ended June 30, 2019.

The following table compares the composition of our loan portfolio for the dates indicated:

(In thousands)	At June 30, 2019	At December 31, 2018	Change
Real estate loans:
Residential	$164,066	$178,079	$(14,013)
Commercial	1,080,846	1,094,066	(13,220)
Construction	89,236	73,191	16,045
	1,334,148	1,345,336	(11,188)
Commercial business	233,364	258,978	(25,614)
Consumer	297	412	(115)
Total loans	$1,567,809	$1,604,726	$(36,917)

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

Nonperforming assets totaled $12.9 million and represented 0.69% of total assets at June 30, 2019, compared to $14.1 million and 0.75% of total assets at December 31, 2018. Nonaccrual loans totaled $11.7 million at June 30, 2019, a decrease of $2.4 million compared to December 31, 2018. The allowance for loan losses was $13.9 million, representing 0.89% of total loans at June 30, 2019 and $15.5 million, representing 0.96% of total loans at December 31, 2018. Other real estate owned totaled $1.2 million at June 30. 2019. There was no other real estate owned at December 31, 2018.
Nonperforming assets. Nonperforming assets include nonaccrual loans and property acquired through foreclosures or repossession. The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(In thousands)	At June 30, 2019	At December 31, 2018
Nonaccrual loans:
Real estate loans:
Residential	$1,716	$3,812
Commercial	4,535	5,950
Commercial business	5,437	4,320
Total nonaccrual loans	11,688	14,082
Property acquired through foreclosure or repossession, net	1,217	—
Total nonperforming assets	$12,905	$14,082

Nonperforming assets to total assets	0.69%	0.75%
Nonaccrual loans to total gross loans	0.75%	0.88%
Total past due loans to total gross loans	0.89%	0.78%

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

The following table presents the activity in our allowance for loan losses and related ratios for the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Balance at beginning of period	$15,430	$18,801	$15,462	$18,904
Charge-offs:
Residential real estate	(565)	(56)	(797)	(56)
Commercial real estate	—	—	—	(18)
Commercial business	(130)	—	(136)	(96)
Consumer	(13)	(57)	(13)	(60)
Total charge-offs	(708)	(113)	(946)	(230)
Recoveries:
Commercial business	6	4	16	4
Consumer	3	4	4	5
Total recoveries	9	8	20	9
Net charge-offs	(699)	(105)	(926)	(221)
(Credit) provision charged to earnings	(841)	310	(646)	323
Balance at end of period	$13,890	$19,006	$13,890	$19,006
Net charge-offs to average loans	0.04%	0.01%	0.06%	0.01%
Allowance for loan losses to total loans	0.89%	1.19%	0.89%	1.19%

At June 30, 2019, our allowance for loan losses was $13.9 million and represented 0.89% of total loans, compared to $15.5 million, or 0.96% of total loans, at December 31, 2018. The net decrease in the allowance for loan losses was primarily a result of a decrease in the general reserve driven by improving historical loss trends. The Company continues to work on the resolution of its previously disclosed large nonperforming lending relationship and progress to date has been in line with the Company's estimates.

The following table presents the allocation of the allowance for loan losses and the percentage of these loans to total loans for the dates indicated:

	At June 30, 2019		At December 31, 2018
(Dollars in thousands)	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
Residential real estate	$923	10.47%	$857	11.10%
Commercial real estate	9,910	68.94	11,562	68.18
Construction	259	5.69	140	4.56
Commercial business	2,797	14.88	2,902	16.14
Consumer	1	0.02	1	0.02
Total allowance for loan losses	$13,890	100.00%	$15,462	100.00%

The allocation of the allowance for loan losses at June 30, 2019 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the allowance for loan losses at June 30, 2019 is appropriate to cover probable losses.

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

Investment Securities

At June 30, 2019, the carrying value of our investment securities portfolio totaled $116.4 million and represented 6.3% of total assets, compared to $116.6 million or 6.2% of total assets, at December 31, 2018. The decrease of $0.2 million primarily reflects sales of state agency and municipal obligations and corporate bonds. We purchase investment grade securities with a focus on liquidity, earnings and duration exposure.

The net unrealized gain position on our available for sale investment portfolio at June 30, 2019 was $0.8 million and included gross unrealized losses of $24 thousand. The net unrealized loss position on our available for sale investment portfolio at December 31, 2018 was $1.7 million and included gross unrealized gains of $43 thousand. The gross unrealized losses were concentrated in U.S. Government and agency obligations. The U.S. Government and agency obligations owned are either direct obligations of the U.S. Government or guaranteed by the U.S. Government, therefore the contractual cash flows are guaranteed and as a result the unrealized losses in this portfolio are not considered other than temporarily impaired.

Deposit Activities and Other Sources of Funds

	At June 30, 2019			At December 31, 2018
(Dollars in thousands)	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
Noninterest bearing demand	$161,704	10.94%	—%	$173,198	11.53%	—%
NOW	67,793	4.59	0.25	61,869	4.12	0.26
Money market	434,385	29.39	1.68	471,968	31.42	1.33
Savings	174,319	11.80	1.72	180,487	12.01	1.33
Time	639,530	43.28	2.22	614,722	40.92	1.73
Total deposits	$1,477,731	100.00%	1.88%	$1,502,244	100.00%	1.47%

Total deposits were $1.5 billion at June 30, 2019, a decrease of $24.5 million, from the balance at December 31, 2018, primarily reflecting decreases in noninterest bearing demand accounts and money market accounts. Brokered deposits totaled $120.1 million and $91.8 million at June 30, 2019 and December 31, 2018, respectively. Brokered deposits represent brokered certificates of deposit, brokered money market accounts, one way Certificate of Deposit Account Registry Service (CDARS) and reciprocal deposits for customers that desire FDIC protection. Brokered deposits are utilized as an additional source of funding.

At June 30, 2019 and December 31, 2018, time deposits, including CDARS and brokered deposits, with a denomination of $100 thousand or more totaled $520.4 million and $493.8 million, respectively, maturing during the periods indicated in the table below:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Maturing:
Within 3 months	$176,594	$107,516
After 3 but within 6 months	78,488	136,494
After 6 months but within 1 year	123,310	102,722
After 1 year	142,046	147,062
Total	$520,438	$493,794

We utilize advances from the Federal Home Loan Bank of Boston, or FHLB, as part of our overall funding strategy and to meet short-term liquidity needs and to a lesser degree manage interest rate risk arising from the difference in asset and liability maturities. Total FHLB advances were $150.0 million and $160.0 million at June 30, 2019 and December 31, 2018, respectively.

The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At June 30, 2019, the Bank had pledged $963.6 million of eligible loans as collateral to support borrowing capacity at the FHLB of Boston. As of June 30, 2019, the Bank had immediate availability to borrow an additional $443.8 million based on qualified collateral.

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

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of June 30, 2019, the Company had cash and cash equivalents of $78.9 million and available-for-sale securities of $93.0 million. At June 30, 2019, outstanding commitments to originate loans totaled $14.6 million and undisbursed funds from approved lines of credit, home equity lines of credit and secured commercial lines of credit totaled $183.8 million.

Capital Resources

Shareholders’ equity totaled $176.9 million as of June 30, 2019, an increase of $2.7 million compared to December 31, 2018, primarily a result of net income for the six months ended June 30, 2019 of $10.7 million, offset by dividends paid of $2.0 million, common stock repurchased of $1.0 million and a $5.9 million impact to accumulated other comprehensive income driven by fair value marks related to hedge positions involving interest rate swaps. As of June 30, 2019, the tangible common equity ratio and tangible book value per share were 9.38% and $22.47, respectively.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At June 30, 2019, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At June 30, 2019, the Bank’s ratio of Common Equity Tier 1 capital to risk-weighted assets was 12.40%, total capital to risk-weighted assets was 13.26%, Tier 1 capital to risk-weighted assets was 12.40% and Tier 1 capital to average assets was 10.75%.

In July 2013, the Federal Reserve published Basel III rules establishing a new comprehensive capital framework of U.S. banking organizations. Under the rules, effective January 1, 2015 for the Company and Bank, the minimum capital ratios became a) 4.5% Common Equity Tier 1 to risk-weighted assets, b) 6.0% Tier 1 capital to risk weighted assets and c) 8.0% total capital to risk-weighted assets. In addition, the new regulations imposed certain limitations on dividends, share buy-backs, discretionary payments on Tier 1 instruments and discretionary bonuses to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity to risk weighted assets, in addition to the amounts necessary to meet the minimum risk-based capital requirements described above. As of January 1, 2019, the “capital conservation buffer” increased from 1.875% to 2.5%.

On January 30, 2019, the Company's Board of Directors declared a $0.13 per share cash dividend, payable on February 25, 2019 to shareholders of record on February 15, 2019. On April 24, 2019, the Company's Board of Directors declared a $0.13 per share dividend, payable on May 24, 2019 to shareholders of record on May 14, 2019.

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

We use two sets of standard scenarios to measure net interest income at risk. For the Parallel Ramp Scenarios, rate changes are ramped over a twelve-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Parallel Shock Scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Simulation analysis involves projecting a future balance sheet structure and interest income and expense under the various rate scenarios. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than: 6% for a 100 basis point shift; 12% for a 200 basis point shift; and 18% for a 300 basis point shift. Per Company policy, the Bank should not be outside these limits for twelve consecutive months unless the Bank's forecasted capital ratios are considered to be "well capitalized". As of June 30, 2019, the Bank has met all minimum regulatory capital requirements to be considered "well capitalized", reference footnote 7 to the consolidated financial statements for more detail.

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning June 30, 2019 and December 31, 2018:

Parallel Ramp	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	June 30, 2019	December 31, 2018
-100	3.50%	3.50%
+200	(7.60)	(8.20)

Parallel Shock	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	June 30, 2019	December 31, 2018
-100	6.50%	5.20%
+100	(6.60)	(7.30)
+200	(13.80)	(15.20)
+300	(20.90)	(22.70)

The net interest income at risk simulation results indicate that, as of June 30, 2019, we remain liability sensitive. The liability sensitivity is due to the fact that there are more liabilities than assets subject to repricing as market rates change.

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

The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:

	Estimated Percent Change in Economic Value of Equity
Rate Changes (basis points)	June 30, 2019	December 31, 2018
-100	0.30%	2.50%
+100	(6.40)	(7.80)
+200	(16.50)	(18.60)
+300	(24.90)	(27.40)

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

Impact of Inflation

Our financial statements and related data contained in this quarterly report have been prepared in accordance with GAAP, which require the measure of financial position and operating results in terms of historic dollars, without considering changes in the relative purchasing power of money over time due to inflation.

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

(b) Change in internal controls:

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table includes information with respect to repurchases of the Company’s Common Stock during the three‑month period ended June 30, 2019 under the Company’s share repurchase program.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2019 - April 30, 2019	—	$—	—	400,000
May 1, 2019 - May 31, 2019	12,807	28.99	12,807	387,193
June 1, 2019 - June 30, 2019	21,361	28.81	21,361	365,832
Total	34,168	$28.87	34,168	365,832

(1) On December 19, 2018, the Company’s Board of Directors authorized a share repurchase program of up to 400,000 shares of the Company’s Common Stock. The Company may repurchase shares in open market transactions or by other means, such as privately negotiated transactions. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The share repurchase plan does not obligate the Company to acquire any particular amount of Common Stock, and it may be modified or suspended at any time at the Company's discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

31.1	Certification of Christopher R. Gruseke pursuant to Rule 13a-14(a)

31.2	Certification of Penko Ivanov pursuant to Rule 13a-14(a)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Bankwell Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankwell Financial Group, Inc.
Date: July 31, 2019	/s/ Christopher R. Gruseke
Christopher R. Gruseke
President and Chief Executive Officer

Date: July 31, 2019	/s/ Penko Ivanov
Penko Ivanov
Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)