Form 10-Q
period 2019-09-30
Bankwell Financial Group, Inc.
filed 2019-11-01
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

or

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

As of October 31, 2019, there were 7,841,103 shares of the registrant’s common stock outstanding.

Bankwell Financial Group, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
Bankwell Financial Group, Inc.
Consolidated Balance Sheets - (unaudited)
(In thousands, except share data)

	September 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$83,109	$75,411
Federal funds sold	—	2,701
Cash and cash equivalents	83,109	78,112

Investment securities
Marketable equity securities, at fair value	2,120	2,009
Available for sale investment securities, at fair value	86,017	93,154
Held to maturity investment securities, at amortized cost (fair values of $19,758 and $21,988 at September 30, 2019 and December 31, 2018, respectively)	17,365	21,421
Total investment securities	105,502	116,584

Loans receivable (net of allowance for loan losses of $13,212 at September 30, 2019 and $15,462 at December 31, 2018)	1,548,988	1,586,775
Accrued interest receivable	5,916	6,375
Federal Home Loan Bank stock, at cost	7,475	8,110
Premises and equipment, net	28,892	19,771
Bank-owned life insurance	41,433	40,675
Goodwill	2,589	2,589
Other intangible assets	232	290
Deferred income taxes, net	6,591	4,347
Other assets	27,815	10,037
Total assets	$1,858,542	$1,873,665
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$178,733	$173,198
Interest bearing deposits	1,291,551	1,329,046
Total deposits	1,470,284	1,502,244

Advances from the Federal Home Loan Bank	150,000	160,000
Subordinated debentures ($25,500 face, less unamortized debt issuance costs of $306 and $345 at September 30, 2019 and December 31, 2018, respectively)	25,194	25,155
Accrued expenses and other liabilities	37,052	12,070
Total liabilities	1,682,530	1,699,469
Commitments and contingencies
Shareholders' equity
Common stock, no par value; 10,000,000 shares authorized, 7,841,103 and 7,842,271 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	120,343	120,527
Retained earnings	66,870	54,706
Accumulated other comprehensive loss	(11,201)	(1,037)
Total shareholders' equity	176,012	174,196

Total liabilities and shareholders' equity	$1,858,542	$1,873,665

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Income – (unaudited)
(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest and dividend income
Interest and fees on loans	$19,055	$19,153	$58,691	$54,685
Interest and dividends on securities	903	1,002	2,892	2,912
Interest on cash and cash equivalents	535	345	1,432	924
Total interest and dividend income	20,493	20,500	63,015	58,521

Interest expense
Interest expense on deposits	6,331	5,044	18,750	13,009
Interest expense on borrowings	1,151	1,210	3,386	3,653
Total interest expense	7,482	6,254	22,136	16,662

Net interest income	13,011	14,246	40,879	41,859

Provision for loan losses	773	322	127	645

Net interest income after provision for loan losses	12,238	13,924	40,752	41,214

Noninterest income
Gains and fees from sales of loans	703	150	1,409	835
Service charges and fees	264	285	776	806
Bank owned life insurance	255	267	758	795
Net gain on sale of available for sale securities	—	—	76	222
Loss on sale of other real estate owned, net	(102)	—	(102)	—
Other	432	157	1,279	641
Total noninterest income	1,552	859	4,196	3,299

Noninterest expense
Salaries and employee benefits	4,881	4,903	14,272	14,470
Occupancy and equipment	1,946	1,771	5,666	5,119
Data processing	505	512	1,568	1,546
Professional services	346	321	1,455	1,520
Director fees	235	260	639	749
Marketing	210	395	751	1,171
Amortization of intangibles	19	24	57	72
FDIC insurance	(125)	203	74	620
Other	655	481	1,920	1,570
Total noninterest expense	8,672	8,870	26,402	26,837
Income before income tax expense	5,118	5,913	18,546	17,676
Income tax expense	1,030	1,056	3,802	3,504
Net income	$4,088	$4,857	$14,744	$14,172

Earnings Per Common Share:
Basic	$0.52	$0.62	$1.88	$1.81
Diluted	$0.52	$0.62	$1.87	$1.80

Weighted Average Common Shares Outstanding:
Basic	7,750,490	7,738,343	7,761,441	7,712,924
Diluted	7,766,485	7,763,935	7,788,839	7,758,762
Dividends per common share	$0.13	$0.12	$0.39	$0.36

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Comprehensive (Loss) Income – (unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$4,088	$4,857	$14,744	$14,172
Other comprehensive (loss) income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available for sale securities	353	(643)	3,022	(2,762)
Reclassification adjustment for gain realized in net income	—	—	(76)	(222)
Net change in unrealized gains (losses)	353	(643)	2,946	(2,984)
Income tax (expense) benefit	(74)	135	(618)	627
Unrealized gains (losses) on securities, net of tax	279	(508)	2,328	(2,357)
Unrealized (losses) gains on interest rate swaps:
Unrealized (losses) gains on interest rate swaps	(5,766)	1,784	(15,811)	3,599
Income tax benefit (expense)	1,211	(375)	3,319	(756)
Unrealized (losses) gains on interest rate swaps, net of tax	(4,555)	1,409	(12,492)	2,843
Total other comprehensive (loss) income, net of tax	(4,276)	901	(10,164)	486
Comprehensive (loss) income	$(188)	$5,758	$4,580	$14,658

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders' Equity – (unaudited)
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2019	7,841,103	$120,064	$63,801	$(6,925)	$176,940
Net income	—	—	4,088	—	4,088
Other comprehensive loss, net of tax	—	—	—	(4,276)	(4,276)
Cash dividends declared ($0.13 per share)	—	—	(1,019)	—	(1,019)
Stock-based compensation expense	—	279	—	—	279
Balance at September 30, 2019	7,841,103	$120,343	$66,870	$(11,201)	$176,012

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at June 30, 2018	7,841,720	$119,824	$48,470	$1,279	$169,573
Net income	—	—	4,857	—	4,857
Other comprehensive income, net of tax	—	—	—	901	901
Cash dividends declared ($0.12 per share)	—	—	(941)	—	(941)
Stock-based compensation expense	—	331	—	—	331
Forfeitures of restricted stock	(824)	—	—	—	—
Stock options exercised	2,100	33	—	—	33
Balance at September 30, 2018	7,842,996	$120,188	$52,386	$2,180	$174,754

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders' Equity – (Continued)
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2018	7,842,271	$120,527	$54,706	$(1,037)	$174,196
Net income	—	—	14,744	—	14,744
Other comprehensive loss, net of tax	—	—	—	(10,164)	(10,164)
Cash dividends declared ($0.39 per share)	—	—	(3,061)	—	(3,061)
Stock-based compensation expense	—	774	—	—	774
ASU 2016-02 transition adjustment, net of tax	—	—	481	—	481
Forfeitures of restricted stock	(3,800)	—	—	—	—
Issuance of restricted stock	34,450	—	—	—	—
Stock options exercised	2,350	30	—	—	30
Repurchase of common stock	(34,168)	(988)	—	—	(988)
Balance at September 30, 2019	7,841,103	$120,343	$66,870	$(11,201)	$176,012

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2017	7,751,424	$118,301	$41,032	$1,694	$161,027
Net income	—	—	14,172	—	14,172
Other comprehensive income, net of tax	—	—	—	486	486
Cash dividends declared ($0.36 per share)	—	—	(2,818)	—	(2,818)
Stock-based compensation expense	—	964	—	—	964
Forfeitures of restricted stock	(1,498)	—	—	—	—
Issuance of restricted stock	43,550	—	—	—	—
Warrants exercised	22,400	400	—	—	400
Stock options exercised	27,120	523	—	—	523
Balance at September 30, 2018	7,842,996	$120,188	$52,386	$2,180	$174,754

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows – (unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$14,744	$14,172
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of premiums and discounts on investment securities	(375)	(38)
Provision for loan losses	127	645
Provision for deferred income taxes	330	192
Net gain on sales of available for sale securities	(76)	(222)
Change in fair value of marketable equity securities	(77)	—
Depreciation and amortization	2,534	1,259
Amortization of debt issuance costs	39	39
Increase in cash surrender value of bank-owned life insurance	(758)	(795)
Gains and fees from sales of loans	(1,409)	(835)
Stock-based compensation	774	964
Net (accretion) amortization of purchase accounting adjustments	(58)	259
Loss on sale of premises and equipment	10	44
Loss on sale of other real estate owned, net	102	—
Net change in:
Deferred loan fees	(362)	(391)
Accrued interest receivable	459	(145)
Other assets	(33,475)	1,028
Accrued expenses and other liabilities	14,398	(1,101)
Net cash (used in) provided by operating activities	(3,073)	15,075

Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	7,337	7,015
Proceeds from principal repayments on held to maturity securities	168	132
Net proceeds from sales and calls of available for sale securities	15,455	12,377
Net proceeds from calls of held to maturity securities	3,900	—
Purchases of marketable equity securities	(34)	—
Purchases of available for sale securities	(12,270)	(24,382)
Net decrease (increase) in loans	36,807	(65,172)
Loan principal sold from loans not originated for sale	(21,664)	(7,208)
Proceeds from sales of loans not originated for sale	23,073	8,043
Purchases of premises and equipment, net	(473)	(3,353)
Reduction (purchase) of Federal Home Loan Bank stock	635	(27)
Proceeds from the sale of other real estate owned	1,115	—
Net cash provided by (used in) investing activities	54,049	(72,575)

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows - (Continued)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from financing activities
Net change in time certificates of deposit	$28,704	$11,176
Net change in other deposits	(60,664)	83,589
Net change in FHLB advances	(10,000)	(19,000)
Proceeds from exercise of warrants	—	400
Proceeds from exercise of options	30	523
Dividends paid on common stock	(3,061)	(2,818)
Repurchase of common stock	(988)	—
Net cash (used in) provided by financing activities	(45,979)	73,870
Net increase in cash and cash equivalents	4,997	16,370
Cash and cash equivalents:
Beginning of year	78,112	70,731
End of period	$83,109	$87,101
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$21,940	$16,855
Income taxes	2,118	3,065
Noncash investing and financing activities:
Loans transferred to other real estate owned	$1,217	$—
Net change in unrealized gains or losses on available for sale securities	2,946	(2,984)
Net change in unrealized gains or losses on interest rate swaps	(15,811)	3,599
Establishment of right-of-use asset and lease liability	11,192	—

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

Basis of consolidated financial statement presentation

The unaudited consolidated financial statements presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and note disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying unaudited interim consolidated financial statements have been included. Interim results are not necessarily reflective of the results that may be expected for the year ending December 31, 2019. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included on Form 10-K for the year ended December 31, 2018.

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

Recently issued accounting pronouncements not yet adopted
ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments.” This ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held to maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and can result in the earlier recognition of credit losses. For available for sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. This update will be effective for the Company on January 1, 2020, including interim periods within that fiscal year. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently working with third-party consultants and continues to evaluate the impact of its pending adoption of this guidance on the Company's financial statements. On July 17, 2019, the FASB proposed deferring the effective date of ASC 326 for smaller reporting companies as defined by the SEC. The FASB has proposed a three-year deferral for smaller reporting companies, with an effective date of January 1, 2023. On October 16, 2019, the FASB voted in favor of finalizing its proposal to defer the effective date of this standard. Subject to any additional guidance or clarification from the FASB or the SEC, management believes the Company will qualify for this proposed deferral.

ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): “Simplifying the Test for Goodwill Impairment.” This ASU simplifies the test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity was required to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, this ASU also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments will be effective for the Company for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. On October 16, 2019, the FASB voted in favor of a proposal to defer the effective date of this standard in the same manner it is deferring the effective date of ASC 326. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

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

Recently adopted accounting pronouncements

ASU No. 2016-02, Leases (Topic 842): The amendments in this ASU require lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by operating leases. Accounting by lessors will remain largely unchanged. In July 2018, the FASB issued a subsequent update which introduced a new transition method, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The guidance was effective for the Company on January 1, 2019. The Company recognized $0.5 million, net of tax, as a cumulative-effect adjustment to the opening balance of retained earnings at the time of adoption on January 1, 2019. In addition, the Company recorded a right of use asset totaling $10.6 million and a lease liability totaling $10.6 million on the balance sheet for the Company's outstanding lease obligations on January 1, 2019. The Company utilized a 6% discount rate to calculate the present value of the right of use asset and lease liability on January 1, 2019. The right of use asset is disclosed within premises and equipment, net on the balance sheet and the lease liability is disclosed within accrued expenses and other liabilities on the balance sheet.

2. Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at September 30, 2019 were as follows:

	September 30, 2019
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Less than one year	$2,100	$—	$(4)	$2,096
Due from one through five years	10,944	78	(5)	11,017
Due from five through ten years	8,354	385	(1)	8,738
Due after ten years	63,418	748	—	64,166

Total available for sale securities	$84,816	$1,211	$(10)	$86,017

Held to maturity securities:
State agency and municipal obligations
Due after ten years	$16,284	$2,388	$—	$18,672

Corporate bonds
Less than one year	1,000	—	(4)	996

Government-sponsored mortgage backed securities
No contractual maturity	81	9	—	90
Total held to maturity securities	$17,365	$2,397	$(4)	$19,758

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

The gross realized gains on the sales of investment securities totaled $0.1 million for the nine months ended September 30, 2019. The gross realized losses on the sales of investment securities totaled $17.0 thousand for the nine months ended September 30, 2019. Total sales proceeds and calls of available for sale securities were $15.5 million for the nine months ended September 30, 2019. There were no sales of investment securities during the three months ended September 30, 2019. The gross realized gains on the sales of investment securities totaled $0.2 million for the nine months ended September 30, 2018. The gross realized losses on the sales of investment securities totaled $2.0 thousand for the nine months ended September 30, 2018. Total sales proceeds and calls of available for sale securities were $12.4 million for the nine months ended September 30, 2018. There were no sales of investment securities during the three months ended September 30, 2018.

At September 30, 2019 and December 31, 2018, none of the Company's securities were pledged as collateral with the Federal Home Loan Bank ("FHLB") or any other institution.

As of September 30, 2019 and December 31, 2018, the actual duration of the Company's available for sale securities were significantly shorter than the notional maturities.

At September 30, 2019, the Company held marketable equity securities with a fair value of $2.1 million and an amortized cost of $2.0 million. At December 31, 2018, the Company held marketable equity securities with a fair value and amortized cost of $2.0 million. These securities represent an investment in mutual funds that have a primary objective to make investments for CRA purposes.

The following table provides information regarding investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)
September 30, 2019
U.S. Government and agency obligations	$99	$(1)	0.41%	$3,090	$(9)	0.31%	$3,189	$(10)	0.31%
Corporate bonds	996	(4)	0.38%	—	—	—%	996	(4)	0.38%
Total investment securities	$1,095	$(5)	0.38%	$3,090	$(9)	0.31%	$4,185	$(14)	0.32%

December 31, 2018
U.S. Government and agency obligations	$4,990	$(38)	0.75%	$72,676	$(1,648)	2.22%	$77,666	$(1,686)	2.12%
State agency and municipal obligations	8,212	(113)	1.36%	476	(52)	9.87%	8,688	(165)	1.87%
Corporate bonds	2,033	(11)	0.51%	4,978	(39)	0.78%	7,011	(50)	0.70%
Total investment securities	$15,235	$(162)	1.05%	$78,130	$(1,739)	2.18%	$93,365	$(1,901)	2.00%

There were six and twenty-five investment securities as of September 30, 2019 and December 31, 2018, respectively, in which the fair value of the security was less than the amortized cost of the security.

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

At September 30, 2019, the Company has the intent and ability to retain its investment securities in an unrealized loss position until the decline in value has recovered or the security has matured.

3. Loans Receivable and Allowance for Loan Losses

The following table sets forth a summary of the loan portfolio at September 30, 2019 and December 31, 2018:

(In thousands)	September 30, 2019	December 31, 2018
Real estate loans:
Residential	$159,193	$178,079
Commercial	1,096,856	1,094,066
Construction	89,878	73,191
	1,345,927	1,345,336

Commercial business	218,145	258,978

Consumer	260	412
Total loans	1,564,332	1,604,726

Allowance for loan losses	(13,212)	(15,462)
Deferred loan origination fees, net	(2,135)	(2,497)
Unamortized loan premiums	3	8
Loans receivable, net	$1,548,988	$1,586,775

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

Risk management

The Company has established credit policies applicable to each type of lending activity in which it engages. The Company evaluates the creditworthiness of each customer and extends credit of up to 80% of the market value of the collateral, depending on the borrower's creditworthiness and the type of collateral. The borrower’s ability to service the debt is monitored on an ongoing basis. Real estate is the primary form of collateral. Other important forms of collateral are business assets, time deposits and marketable securities. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment for commercial loans to be based on the borrower’s ability to generate continuing cash flows. In the fourth quarter of 2017, management made the strategic decision to cease the origination of residential mortgage loans. At the beginning of the third quarter 2019, the Company no longer offered home equity loans or lines of credit. The Company’s policy for residential lending generally required that the amount of the loan may not exceed 80% of the original appraised value of the property. In certain situations, the amount may have exceeded 80% LTV either with private mortgage insurance being required for that portion of the residential loan in excess of 80% of the appraised value of the property or where secondary financing is provided by a housing authority program second mortgage, a community’s low/moderate income housing program, or a religious or civic organization.

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

Allowance for loan losses

The following tables set forth the activity in the Company’s allowance for loan losses for the three and nine months ended September 30, 2019 and 2018, by portfolio segment:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended September 30, 2019
Beginning balance	$923	$9,910	$259	$2,797	$1	$13,890
Charge-offs	(78)	(594)	—	(748)	(57)	(1,477)
Recoveries	—	—	—	2	24	26
(Credit) Provisions	(54)	778	2	14	33	773
Ending balance	$791	$10,094	$261	$2,065	$1	$13,212

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended September 30, 2018
Beginning balance	$750	$14,185	$481	$3,589	$1	$19,006
Charge-offs	(16)	—	—	—	(2)	(18)
Recoveries	—	—	—	—	1	1
Provisions (Credits)	349	(114)	(122)	208	1	322
Ending balance	$1,083	$14,071	$359	$3,797	$1	$19,311

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Nine Months Ended September 30, 2019
Beginning balance	$857	$11,562	$140	$2,902	$1	$15,462
Charge-offs	(875)	(594)	—	(884)	(70)	(2,423)
Recoveries	—	—	—	18	28	46
Provisions (Credit)	809	(874)	121	29	42	127
Ending balance	$791	$10,094	$261	$2,065	$1	$13,212

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Nine Months Ended September 30, 2018
Beginning balance	$1,721	$12,777	$907	$3,498	$1	$18,904
Charge-offs	(72)	(18)	—	(96)	(62)	(248)
Recoveries	—	—	—	4	6	10
(Credits) Provisions	(566)	1,312	(548)	391	56	645
Ending balance	$1,083	$14,071	$359	$3,797	$1	$19,311

Loans evaluated for impairment and the related allowance for loan losses as of September 30, 2019 and December 31, 2018 were as follows:

	Portfolio	Allowance
	(In thousands)
September 30, 2019
Loans individually evaluated for impairment:
Residential real estate	$4,056	$—
Commercial real estate	6,062	109
Commercial business	3,542	144
Subtotal	13,660	253
Loans collectively evaluated for impairment:
Residential real estate	155,137	791
Commercial real estate	1,090,794	9,985
Construction	89,878	261
Commercial business	214,603	1,921
Consumer	260	1
Subtotal	1,550,672	12,959

Total	$1,564,332	$13,212

	Portfolio	Allowance
	(In thousands)
December 31, 2018
Loans individually evaluated for impairment:
Residential real estate	$6,534	$233
Commercial real estate	6,383	—
Commercial business	6,155	133
Consumer	3	—
Subtotal	19,075	366
Loans collectively evaluated for impairment:
Residential real estate	171,545	624
Commercial real estate	1,087,683	11,562
Construction	73,191	140
Commercial business	252,823	2,769
Consumer	409	1
Subtotal	1,585,651	15,096

Total	$1,604,726	$15,462

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

The following tables present credit risk ratings by loan segment as of September 30, 2019 and December 31, 2018:

	Commercial Credit Quality Indicators
	September 30, 2019				December 31, 2018
	Commercial Real Estate	Construction	Commercial Business	Total	Commercial Real Estate	Construction	Commercial Business	Total
	(In thousands)
Pass	$1,072,187	$89,878	$189,416	$1,351,481	$1,084,695	$73,191	$237,933	$1,395,819
Special Mention	18,607	—	25,187	43,794	2,988	—	14,890	17,878
Substandard	6,062	—	918	6,980	2,516	—	2,592	5,108
Doubtful	—	—	2,624	2,624	3,867	—	3,563	7,430
Loss	—	—	—	—	—	—	—	—
Total loans	$1,096,856	$89,878	$218,145	$1,404,879	$1,094,066	$73,191	$258,978	$1,426,235

	Residential and Consumer Credit Quality Indicators
	September 30, 2019			December 31, 2018
	Residential Real Estate	Consumer	Total	Residential Real Estate	Consumer	Total
	(In thousands)
Pass	$155,007	$260	$155,267	$171,415	$409	$171,824
Special Mention	130	—	130	130	—	130
Substandard	3,868	—	3,868	6,534	3	6,537
Doubtful	188	—	188	—	—	—
Loss	—	—	—	—	—	—
Total loans	$159,193	$260	$159,453	$178,079	$412	$178,491

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

The following tables set forth certain information with respect to the Company's loan portfolio delinquencies by portfolio segment as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$1,070	$150	$281	$1,501	$157,692	$159,193
Commercial real estate	494	8,530	2,152	11,176	1,085,680	1,096,856
Construction	1,358	—	—	1,358	88,520	89,878
Commercial business	158	373	2,601	3,132	215,013	218,145
Consumer	—	—	—	—	260	260
Total loans	$3,080	$9,053	$5,034	$17,167	$1,547,165	$1,564,332

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$994	$—	$2,203	$3,197	$174,882	$178,079
Commercial real estate	668	133	4,386	5,187	1,088,879	1,094,066
Construction	—	—	—	—	73,191	73,191
Commercial business	—	1	4,076	4,077	254,901	258,978
Consumer	—	—	—	—	412	412
Total loans	$1,662	$134	$10,665	$12,461	$1,592,265	$1,604,726

There were no loans delinquent greater than 90 days and still accruing interest as of September 30, 2019 and December 31, 2018.

Loans on nonaccrual status

The following is a summary of nonaccrual loans by portfolio segment as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(In thousands)
Residential real estate	$1,583	$3,812
Commercial real estate	5,332	5,950
Commercial business	2,963	4,320
Total	$9,878	$14,082

Interest income on loans that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the nine months ended September 30, 2019 and 2018 was $0.5 million and $0.6 million, respectively. There was $44 thousand of interest income recognized on these loans for the nine months ended September 30, 2019 and $90 thousand of interest income was recognized on these loans for the nine months ended September 30, 2018.

At September 30, 2019 and December 31, 2018, there were no commitments to lend additional funds to any borrower on nonaccrual status. Nonaccrual loans with no specific reserve totaled $7.0 million and $11.5 million at September 30, 2019 and December 31, 2018, respectively.

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

The following table summarizes impaired loans by portfolio segment as of September 30, 2019 and December 31, 2018:

	Carrying Amount		Unpaid Principal Balance		Associated Allowance
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$4,056	$4,520	$4,169	$4,613	$—	$—
Commercial real estate	5,308	6,383	5,562	12,191	—	—
Commercial business	1,228	5,212	1,812	6,051	—	—
Consumer	—	3	—	3	—	—
Total impaired loans without a valuation allowance	10,592	16,118	11,543	22,858	—	—

Impaired loans with a valuation allowance:
Residential real estate	$—	$2,014	$—	$2,054	$—	$233
Commercial real estate	754	—	763	—	109	—
Commercial business	2,314	943	2,926	945	144	133
Total impaired loans with a valuation allowance	3,068	2,957	3,689	2,999	253	366
Total impaired loans	$13,660	$19,075	$15,232	$25,857	$253	$366

The following table summarizes the average carrying amount of impaired loans and interest income recognized on impaired loans by portfolio segment for the three and nine months ended September 30, 2019 and 2018:

	Average Carrying Amount		Interest Income Recognized
	Three Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$4,076	$4,932	$31	$24
Commercial real estate	5,357	9,530	39	79
Commercial business	1,253	1,961	7	77
Consumer	—	4	—	—
Total impaired loans without a valuation allowance	10,686	16,427	77	180
Impaired loans with a valuation allowance:
Residential real estate	$—	$2,237	$—	$—
Commercial real estate	766	11,033	3	16
Commercial business	2,323	4,536	1	3
Total impaired loans with a valuation allowance	3,089	17,806	4	19
Total impaired loans	$13,775	$34,233	$81	$199

	Average Carrying Amount		Interest Income Recognized
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$4,112	$5,101	$92	$87
Commercial real estate	4,701	9,638	155	159
Commercial business	1,368	2,028	19	231
Consumer	—	4	—	—
Total impaired loans without a valuation allowance	10,181	16,771	266	477
Impaired loans with a valuation allowance:
Residential real estate	$—	$2,250	$—	$14
Commercial real estate	778	11,047	5	69
Commercial business	2,738	3,283	8	27
Total impaired loans with a valuation allowance	3,516	16,580	13	110
Total impaired loans	$13,697	$33,351	$279	$587

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

Loans classified as TDRs totaled $4.4 million at September 30, 2019 and $7.2 million at December 31, 2018. The following table provides information on loans that were modified as TDRs during the periods indicated.

			Outstanding Recorded Investment
	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2019	2018	2019	2018	2019		2018
Three Months Ended September 30,
Commercial real estate	—	1	$—	$608	$—	—	$608
Total	—	1	$—	$608	$—		$608

			Outstanding Recorded Investment
	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2019	2018	2019	2018	2019		2018
Nine Months Ended September 30,
Residential real estate	1	2	$34	$2,826	$34		$2,822
Commercial business	2	1	465	37	465		29
Commercial real estate	—	1	—	608	—	—	608
Total	3	4	$499	$3,471	$499		$3,459

At September 30, 2019 and December 31, 2018, there were two nonaccrual loans identified as TDRs totaling $1.3 million and six nonaccrual loans identified as TDRs totaling $3.6 million, respectively.

The following table provides information on how loans were modified as TDRs during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Payment concession	$—	$—	$—	$2,101
Maturity concession	—	—	125	—
Maturity and payment concession	—	—	—	750
Maturity and rate concession	—	608	—	608
Rate and payment concession	—	—	374	—
Total	$—	$608	$499	$3,459

There were two loans modified in a troubled debt restructuring that re-defaulted during the nine months ended September 30, 2019. The total recorded investment in these loans was $1.3 million at September 30, 2019. There was one loan modified in a troubled debt restructuring that re-defaulted during the nine months ended September 30, 2018. The total recorded investment in this loan was $2.0 million at September 30, 2018.

4. Shareholders' Equity

Common Stock

The Company has 10,000,000 shares authorized and 7,841,103 shares issued and outstanding at September 30, 2019 and 10,000,000 shares authorized and 7,842,271 shares issued and outstanding at December 31, 2018. The Company's stock is traded on the NASDAQ stock market under the ticker symbol BWFG.

Warrants

On October 1, 2014, the Company acquired Quinnipiac Bank and Trust Co. and, in connection therewith, the Company issued 68,600 warrants to former Quinnipiac warrant holders in accordance with the merger agreement. Each warrant was automatically converted into a warrant to purchase 0.56 shares of the Company’s common stock for an exercise price of $17.86. During the first quarter of 2018, all remaining warrants were exercised. The Company does not have any warrants outstanding as of September 30, 2019.

Dividends

The Company’s shareholders are entitled to dividends when and if declared by the Board of Directors out of funds legally available. The ability of the Company to pay dividends depends, in part, on the ability of the Bank to pay dividends to the Company. In accordance with Connecticut statutes, regulatory approval is required to pay dividends in excess of the Bank’s profits retained in the current year plus retained profits from the previous two years. The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements.

Issuer Purchases of Equity Securities

On December 19, 2018, the Company's Board of Directors authorized a share repurchase program of up to 400,000 shares of the Company's Common Stock. The Company intends to accomplish the share repurchases through open market transactions, though the Company could accomplish repurchases through other means, such as privately negotiated transactions. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The share repurchase plan does not obligate the Company to acquire any particular amount of Common Stock, and it may be modified or suspended at any time at the Company's discretion. During the nine months ended September 30, 2019, the Company purchased 34,168 shares of its Common Stock at a weighted average price of $28.87 per share. The Company did not repurchase any of its Common Stock for the year ended December 31, 2018.

5. Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives. The Company's derivative instruments are utilized to manage economic risks, including interest rate risk. Changes in fair value of the Company's derivatives are primarily driven by changes in interest rates and recognized in other comprehensive income. The Company's current derivative positions will cause a decrease to other comprehensive income in a falling interest rate environment and an increase in a rising interest rate environment. The Company’s total comprehensive income or loss for the three and nine months ended September 30, 2019 and 2018 is reported in the Consolidated Statements of Comprehensive Income.

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax for the three and nine months ended September 30, 2019 and 2018:

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at June 30, 2019	$670	$(7,595)	$(6,925)
Other comprehensive income (loss) before reclassifications, net of tax	279	(4,555)	(4,276)
Net other comprehensive income (loss)	279	(4,555)	(4,276)
Balance at September 30, 2019	$949	$(12,150)	$(11,201)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at June 30, 2018	$(1,764)	$3,043	$1,279
Other comprehensive (loss) income before reclassifications, net of tax	(508)	1,409	901
Net other comprehensive (loss) income	(508)	1,409	901
Balance at September 30, 2018	$(2,272)	$4,452	$2,180

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2018	$(1,379)	$342	$(1,037)
Other comprehensive income (loss) before reclassifications, net of tax	2,388	(12,492)	(10,104)
Amounts reclassified from accumulated other comprehensive income, net of tax	(60)	—	(60)
Net other comprehensive income (loss)	2,328	(12,492)	(10,164)
Balance at September 30, 2019	$949	$(12,150)	$(11,201)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2017	$85	$1,609	$1,694
Other comprehensive (loss) income before reclassifications, net of tax	(2,182)	2,843	661
Amounts reclassified from accumulated other comprehensive income, net of tax	(175)	—	(175)
Net other comprehensive (loss) income	(2,357)	2,843	486
Balance at September 30, 2018	$(2,272)	$4,452	$2,180

The following table provides information for the items reclassified from accumulated other comprehensive income or loss:

Accumulated Other Comprehensive Income Components	Three Months Ended September 30,		Nine Months Ended September 30,		Associated Line Item in the Consolidated Statements of Income
	2019	2018	2019	2018
	(In thousands)
Available for sale securities:
Unrealized gains on investments	$—	$—	$76	$222	Net gain on sale of available for sale securities
Tax expense	—	—	(16)	(47)	Income tax expense
Net of tax	$—	$—	$60	$175

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

The following table is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net income	$4,088	$4,857	$14,744	$14,172
Dividends to participating securities(1)	(12)	(13)	(35)	(39)
Undistributed earnings allocated to participating securities(1)	(35)	(52)	(135)	(153)
Net income for earnings per share calculation	$4,041	$4,792	$14,574	$13,980

Weighted average shares outstanding, basic	7,750	7,738	7,761	7,713
Effect of dilutive equity-based awards(2)	16	26	28	46
Weighted average shares outstanding, diluted	7,766	7,764	7,789	7,759
Net earnings per common share:
Basic earnings per common share	$0.52	$0.62	$1.88	$1.81
Diluted earnings per common share	$0.52	$0.62	$1.87	$1.80

(1)	Represents dividends paid and undistributed earnings allocated to unvested stock-based awards that contain non-forfeitable rights to dividends.

(2)	Represents the effect of the assumed exercise of stock options and the vesting of restricted shares, as applicable, utilizing the treasury stock method.

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

As of September 30, 2019, the Bank and Company met all capital adequacy requirements to which they are subject. There are no conditions or events since then that management believes have changed this conclusion.

The capital amounts and ratios for the Bank and the Company at September 30, 2019 and December 31, 2018 were as follows:

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
September 30, 2019
Common Equity Tier 1 Capital to Risk-Weighted Assets	$203,119	12.65%	$112,392	7.00%	$104,364	6.50%
Total Capital to Risk-Weighted Assets	216,331	13.47%	168,589	10.50%	160,561	10.00%
Tier I Capital to Risk-Weighted Assets	203,119	12.65%	136,476	8.50%	128,448	8.00%
Tier I Capital to Average Assets	203,119	10.88%	74,676	4.00%	93,345	5.00%

Bankwell Financial Group, Inc.
September 30, 2019
Common Equity Tier 1 Capital to Risk-Weighted Assets	$184,441	11.47%	$112,590	7.00%	N/A	N/A
Total Capital to Risk-Weighted Assets	222,847	13.85%	168,885	10.50%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	184,441	11.47%	136,716	8.50%	N/A	N/A
Tier I Capital to Average Assets	184,441	9.86%	74,787	4.00%	N/A	N/A

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
December 31, 2018
Common Equity Tier 1 Capital to Risk-Weighted Assets	$191,128	11.56%	$105,392	6.38%	$107,459	6.50%
Total Capital to Risk-Weighted Assets	206,593	12.50%	163,255	9.88%	165,321	10.00%
Tier I Capital to Risk-Weighted Assets	191,128	11.56%	130,190	7.88%	132,257	8.00%
Tier I Capital to Average Assets	191,128	10.14%	75,432	4.00%	94,290	5.00%

Bankwell Financial Group, Inc.
December 31, 2018
Common Equity Tier 1 Capital to Risk-Weighted Assets	$172,415	10.41%	$105,575	6.38%	N/A	N/A
Total Capital to Risk-Weighted Assets	213,035	12.86%	163,537	9.88%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	172,415	10.41%	130,416	7.88%	N/A	N/A
Tier I Capital to Average Assets	172,415	9.13%	75,567	4.00%	N/A	N/A

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

Reserve Requirements on Cash

The Bank is required to maintain a minimum reserve balance of $12.3 million and $16.8 million in the Federal Reserve Bank at September 30, 2019 and December 31, 2018, respectively. The Bank is also required to maintain a minimum reserve balance of $4.5 million at Atlantic Community Bankers Bank (formerly Bankers’ Bank Northeast) at September 30, 2019 and December 31, 2018. These balances are maintained for clearing purposes in the ordinary course of business and do not represent restricted cash.

8. Stock-Based Compensation

Equity award plans

The Company has stock options or unvested restricted stock outstanding under three equity award plans, which are collectively referred to as the “Plan”. The current plan under which any future issuances of equity awards will be made is the 2012 BNC Financial Group, Inc. Stock Plan, or the “2012 Plan,” last amended on June 26, 2013. All equity awards made under the 2012 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of stock options or restricted stock. At September 30, 2019, there were 672,832 shares reserved for future issuance under the 2012 Plan.

Stock Options: The Company accounts for stock options based on the fair value at the date of grant and records an expense over the vesting period of such awards on a straight line basis.

There were no options granted during the nine months ended September 30, 2019.

A summary of the status of outstanding stock options for the nine months ended September 30, 2019 is presented below:

	Nine Months Ended September 30, 2019
	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	19,030	$15.91
Exercised	(2,350)	13.14
Options outstanding at end of period	16,680	16.30

Options exercisable at end of period	16,680	16.30

Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. The total intrinsic value of share options exercised during the nine months ended September 30, 2019 was $40 thousand.

The range of exercise prices for the 16,680 options exercisable at September 30, 2019 was $11.00 to $17.86 per share. The weighted average remaining contractual life for these options was 2.8 years at September 30, 2019. At September 30, 2019, as all awarded options have vested, all of the outstanding options are exercisable, and the aggregate intrinsic value of these options was $0.2 million.

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.

The following table presents the activity for restricted stock for the nine months ended September 30, 2019:

	Nine Months Ended September 30, 2019
	Number of Shares		Weighted Average Grant Date Fair Value
Unvested at beginning of period	77,624	(1)	$30.78
Granted	34,450	(2)	29.69
Vested	(19,801)		30.23
Forfeited	(3,800)		22.82
Unvested at end of period	88,473		30.82

(1)	Includes 11,250 shares of performance based restricted stock

(2)	Includes 7,500 shares of performance based restricted stock

The total fair value of restricted stock awards vested during the nine months ended September 30, 2019 was $0.6 million.

The Company's restricted stock expense for the nine months ended September 30, 2019 and 2018 was $0.8 million and $1.0 million, respectively. At September 30, 2019, there was $2.0 million of unrecognized stock compensation expense for restricted stock, expected to be recognized over a weighted average period of 1.6 years.

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

9. Derivative Instruments

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, and duration of its funding along with the use of interest rate derivative financial instruments, namely interest rate swaps. The Company does not use derivatives for speculative purposes. As of September 30, 2019, the Company was a party to six interest rate swaps, designated as hedging instruments, to add stability to interest expense and to manage its exposure to interest rate movements. The notional amount for each swap is $25 million and in each case, the Company has entered into pay-fixed LIBOR interest rate swaps to convert rolling 90 days Federal Home Loan Bank advances or brokered deposits. In addition, as of September 30, 2019, the Company was a party to two forward-starting interest rate swaps on probable future FHLB advances or brokered deposits. As of September 30, 2019, the Company entered into two interest rate swaps not designated as hedging instruments, to minimize interest rate risk exposure with loans to customers.

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

Information about derivative instruments at September 30, 2019 and December 31, 2018 is as follows:

September 30, 2019:
(Dollars in thousands)	Notional Amount	Original Maturity	Received	Paid	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate swap	$25,000	5.0 years	3-month USD LIBOR	1.83%	$17
Interest rate swap	25,000	5.0 years	3-month USD LIBOR	1.48%	81
Interest rate swap	25,000	5.0 years	3-month USD LIBOR	1.22%	186
Interest rate swap	25,000	7.0 years	3-month USD LIBOR	2.04%	(668)
Interest rate swap	25,000	7.0 years	3-month USD LIBOR	2.04%	(674)
Interest rate swap	25,000	15.0 years	3-month USD LIBOR	3.01%	(4,593)
Forward-starting interest rate swap(1)	25,000	15.0 years	3-month USD LIBOR	3.03%	(4,861)
Forward-starting interest rate swap(1)	25,000	15.0 years	3-month USD LIBOR	3.05%	(4,869)
	$200,000				$(15,381)
Derivatives not designated as hedging instruments:(2)
Interest rate swap	$20,000	20.0 years	1-month USD LIBOR	5.00%	$(2,702)
Interest rate swap	20,000	20.0 years	1-month USD LIBOR	5.00%	2,702
	$40,000				$—

Total derivatives	$240,000				$(15,381)

(1) The effective date of the forward-starting interest rate swaps listed above are January 2, 2020 and August 26, 2020, respectively.
(2) Represents an interest rate swap with a commercial banking customer, which is offset by a derivative with a third party.

Accrued interest receivable related to interest rate swaps as of September 30, 2019 totaled $0.1 million and is excluded from the fair value presented in the table above. The fair value of interest rate swaps including accrued interest totaled $15.3 million as of September 30, 2019.

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects to reclassify $0.5 million as an increase to interest expense during the next 12 months.
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

Changes in the consolidated statements of comprehensive income related to interest rate derivatives designated as hedges of cash flows were as follows for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Interest rate swap on FHLB advances and brokered deposits:
Unrealized (losses) gains recognized in accumulated other comprehensive income	$(5,766)	$1,784	$(15,811)	$3,599
Income tax benefit (expense) on items recognized in accumulated other comprehensive income	1,211	(375)	3,319	(756)
Other comprehensive (loss) income	$(4,555)	$1,409	$(12,492)	$2,843

Amount recognized in interest expense on hedged FHLB advances and brokered deposits	$742	$653	$2,202	$1,939

The above unrealized gains and losses are reflective of market interest rates as of the respective balance sheet dates. Generally, a lower interest rate environment will result in a negative impact to comprehensive income whereas a higher interest rate environment will result in a positive impact to comprehensive income.

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

The carrying values, fair values and placement in the fair value hierarchy of the Company's financial instruments at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$83,109	$83,109	$83,109	$—	$—
Marketable equity securities	2,120	2,120	2,120	—	—
Available for sale securities	86,017	86,017	10,022	75,995	—
Held to maturity securities	17,365	19,758	—	1,086	18,672
Loans receivable, net	1,548,988	1,562,471	—	—	1,562,471
Accrued interest receivable	5,916	5,916	—	5,916	—
FHLB stock	7,475	7,475	—	7,475	—
Servicing asset, net of valuation allowance	946	946	—	—	946
Derivative asset	2,986	2,986	—	2,986	—

Financial Liabilities:
Noninterest bearing deposits	$178,733	$178,733	$—	$178,733	$—
NOW and money market	471,893	471,893	—	471,893	—
Savings	176,232	176,232	—	176,232	—
Time deposits	643,426	649,182	—	—	649,182
Accrued interest payable	1,577	1,577	—	1,577	—
Advances from the FHLB	150,000	149,994	—	—	149,994
Subordinated debentures	25,194	25,526	—	—	25,526
Servicing liability	65	65	—	—	65
Derivative liability	18,367	18,367	—	18,367	—

	December 31, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$75,411	$75,411	$75,411	$—	$—
Federal funds sold	2,701	2,701	2,701	—	—
Marketable equity securities	2,009	2,009	2,009	—	—
Available for sale securities	93,154	93,154	9,798	83,356	—
Held to maturity securities	21,421	21,988	—	1,098	20,890
Loans receivable, net	1,586,775	1,584,858	—	—	1,584,858
Accrued interest receivable	6,375	6,375	—	6,375	—
FHLB stock	8,110	8,110	—	8,110	—
Servicing asset, net of valuation allowance	870	870	—	—	870
Derivative asset	2,867	2,867	—	2,867	—

Financial Liabilities:
Noninterest bearing deposits	$173,198	$173,198	$—	$173,198	$—
NOW and money market	533,837	533,837	—	533,837	—
Savings	180,487	180,487	—	180,487	—
Time deposits	614,722	616,973	—	—	616,973
Accrued interest payable	1,381	1,381	—	1,381	—
Advances from the FHLB	160,000	159,753	—	—	159,753
Subordinated debentures	25,155	24,211	—	—	24,211
Servicing liability	73	73	—	—	73
Derivative liability	2,437	2,437	—	2,437	—

The following methods and assumptions were used by management in estimating the fair value of its financial instruments:

Cash and due from banks, federal funds sold, accrued interest receivable and accrued interest payable: The carrying amount is a reasonable estimate of fair value.

Marketable equity securities, available for sale securities and held to maturity securities: Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The majority of the available for sale securities are considered to be Level 2 as other observable inputs are utilized, such as quoted prices for similar securities. Level 1 investment securities include investments in U.S. treasury notes and in marketable equity securities for which a quoted price is readily available. Level 3 held to maturity securities represent private placement municipal housing authority bonds for which no quoted market price is available. The fair value for these securities is estimated using a discounted cash flow model, using discount rates ranging from 3.6% to 4.0% as of September 30, 2019 and 4.7% to 5.1% as of December 31, 2018. These securities are CRA eligible investments.

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

Off-balance-sheet instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at September 30, 2019 and December 31, 2018.

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

Financial instruments measured at fair value on a recurring basis

The following table details the financial instruments carried at fair value on a recurring basis at September 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the nine months ended September 30, 2019 and for the year ended December 31, 2018.

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
September 30, 2019:
Marketable equity securities	$2,120	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	10,022	75,995	—
Derivative asset	—	2,986	—
Derivative liability	—	18,367	—

December 31, 2018:
Marketable equity securities	$2,009	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	9,798	72,338	—
State agency and municipal obligations	—	4,007	—
Corporate bonds	—	7,011	—
Derivative asset	—	2,867	—
Derivative liability	—	2,437	—

Marketable equity securities and available for sale investment securities: The fair value of the Company’s investment securities is estimated by using pricing models or quoted prices of securities with similar characteristics (i.e., matrix pricing) and is classified within Level 1 or Level 2 of the valuation hierarchy. The pricing is primarily sourced from third party pricing services overseen by management.

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

The following table details the financial instruments measured at fair value on a nonrecurring basis at September 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
September 30, 2019:
Impaired loans	$—	$—	$13,407
Servicing asset, net	—	—	881

December 31, 2018:
Impaired loans	$—	$—	$18,709
Servicing asset, net	—	—	797

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at September 30, 2019 and December 31, 2018:

	Fair Value	Valuation Methodology	Unobservable Input	Range
	(Dollars in thousands)
September 30, 2019:
Impaired loans	$5,896	Appraisals	Discount to appraised value	8.00 - 28.00%
	7,511	Discounted cash flows	Discount rate	3.60 - 7.00%
	$13,407

Servicing asset, net	$881	Discounted cash flows	Discount rate	10.00 - 11.00%(1)
			Prepayment rate	3.00 - 19.00%
December 31, 2018:
Impaired loans	$10,188	Appraisals	Discount to appraised value	5.00 - 8.00%
	8,521	Discounted cash flows	Discount rate	3.25 - 8.00%
	$18,709

Servicing asset, net	$797	Discounted cash flows	Discount rate	10.00 - 12.00%(2)
			Prepayment rate	3.00 - 15.00%
(1) Servicing liabilities totaling $65 thousand were valued using a discount rate of 1.4%
(2) Servicing liabilities totaling $73 thousand were valued using a discount rate of 2.8%

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

The Notes have been structured to qualify for the Company as Tier 2 capital under regulatory guidelines. We used the net proceeds for general corporate purposes, which included maintaining liquidity at the holding company, providing equity capital to the Bank to fund balance sheet growth and the Company's working capital needs. The Notes were assigned an investment grade rating of BBB by Kroll Bond Rating Agency, which was reaffirmed in the third quarter of 2019.

13. Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of September 30, 2019, the Company leases real estate for ten branch offices under various operating lease agreements. The branch leases have maturities which range from 2019 to 2029, some of which include options to extend the lease term. The weighted average remaining life of the lease term for these leases was 6.7 years as of September 30, 2019. In addition, the Company’s headquarter building (included in premises and equipment) is on land that is leased from the local municipality. As of September 30, 2019 the land lease has a remaining life of 80.8 years.

The Company utilized a weighted average discount rate of 6.0% in determining the lease liability as of January 1, 2019.

The total operating lease costs were $0.5 million and $1.5 million for the three and nine months ended September 30, 2019, respectively. The right-of-use asset, included in premises and equipment, net was $10.1 million as of September 30, 2019 and the corresponding lease liability, included in accrued expenses and other liabilities was $10.2 million as of September 30, 2019.

Future minimum lease payments as of September 30, 2019 are as follows:

September 30, 2019
(In thousands)
2019	$512
2020	1,901
2021	1,796
2022	1,164
2023	1,171
Thereafter	18,713
Total	$25,257

A reconciliation of the undiscounted cash flows in the maturity table above and the lease liability recognized in the consolidated balance sheet as of September 30, 2019, is shown below:

September 30, 2019
(In thousands)
Undiscounted cash flows	$25,257
Discount effect of cash flows	(15,056)
Lease liability	$10,201

14. Subsequent Events

On October 30, 2019, the Company’s Board of Directors declared a $0.13 per share cash dividend, payable on November 25, 2019 to shareholders of record on November 15, 2019.

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

We generate most of our revenue from interest on loans and investments and fee-based revenues. Our primary source of funding for our loans is deposits. Our largest expenses are interest on deposits and salaries and related employee benefits. We measure our performance primarily through our net interest margin, efficiency ratio, ratio of allowance for loan losses to total loans, return on average assets and return on average equity, among other metrics, while maintaining appropriate regulatory leverage and risk-based capital ratios.

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

Earnings and Performance Overview

For the three months ended September 30, 2019, we had net interest income of $13.0 million, a decrease of $1.2 million, or 8.7%, over the three months ended September 30, 2018. For the nine months ended September 30, 2019, we had net interest income of $40.9 million, a decrease of $1.0 million, or 2.3%, over the nine months ended September 30, 2018. The decrease in net interest income for the three and nine months ended September 30, 2019, when compared to the same periods in 2018, was primarily due to an increase in the cost of interest bearing deposits. Lower loan balances also contributed to lower net interest income, partially offset by fees recognized form elevated loan prepayments.

Noninterest income increased $0.7 million to $1.6 million for the three months ended September 30, 2019 compared to the same period in 2018. Noninterest income increased by $0.9 million to $4.2 million for the nine months ended September 30, 2019 compared to the same period in 2018. The increase in noninterest income for the three and nine months ended September 30, 2019, when compared to the same periods in 2018, was primarily driven by increases in gains and fees from the sales of loans and fees associated with loan related interest rate swaps.

Net income available to common shareholders was $4.1 million, or $0.52 per diluted share, and $4.9 million, or $0.62 per diluted share, for the three months ended September 30, 2019 and 2018, respectively. Net income for the three months ended September 30, 2019 was negatively impacted by an increase in the cost of interest bearing deposits and decreased revenue from lower loan balances. Net income available to common shareholders was $14.7 million, or $1.87 per diluted share, and $14.2 million, or $1.80 per diluted share, for the nine months ended September 30, 2019 and 2018, respectively. For the nine months ending September 30, 2019, fees recognized from elevated loan prepayments as well as the gains and fees from loans sales and loan related interest rate swaps more than offset the impact of the increase in the cost of interest bearing deposits.

Returns on average stockholders' equity and average assets for the three months ended September 30, 2019 were 9.12% and 0.87%, respectively, compared to 11.13% and 1.04%, respectively, for the three months ended September 30, 2018. Returns on average stockholders' equity and average assets for the nine months ended September 30, 2019 were 11.06% and 1.05%, respectively, compared to 11.23% and 1.03%, respectively, for the nine months ended September 30, 2018.

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

FTE net interest income for the three months ended September 30, 2019 and 2018 was $13.1 million and $14.3 million, respectively. FTE basis interest income for the three months ended September 30, 2019 decreased by $24 thousand, or 0.1%, to $20.5 million, compared to FTE basis interest income for the three months ended September 30, 2018. The decrease in net interest income was primarily a result of increases in rates on interest bearing deposits and lower average loan balances. Net interest income and interest income were favorably impacted by fees recognized as a result of elevated loan prepayments. Specifically, the Company recognized $0.5 million in prepayment fees for the three months ended September 30, 2019 compared to $40 thousand for the same period in 2018. The net impact resulted in the net interest margin decreasing by 25 basis points to 2.96% for the three months ended September 30, 2019, compared to the three months ended September 30, 2018.

FTE net interest income for the nine months ended September 30, 2019 and 2018 was $41.1 million and $42.1 million, respectively. FTE basis interest income for the nine months ended September 30, 2019 increased by $4.5 million, or 7.6%, to $63.2 million, compared to FTE basis interest income for the nine months ended September 30, 2018. Net interest income and interest income were favorably impacted by fees recognized as a result of elevated loan prepayments. Specifically, the Company recognized $2.6 million in prepayment fees for the nine months ended September 30, 2019 compared to $0.3 million for the same period in 2018. The decrease in net interest income was primarily a result of increases in rates on interest bearing deposits. As a result, our net interest margin decreased by 10 basis points to 3.07% for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.

Average interest earning assets were $1.8 billion for the three months ended September 30, 2019, down by $20.1 million, or 1.1%, compared to the three months ended September 30, 2018. The average yield on interest earning assets increased from 4.51% for the three months ended September 30, 2018 to 4.55% for the three months ended September 30, 2019. Average interest earning assets were $1.8 billion for the nine months ended September 30, 2019, up by $11.7 million, or 0.7%, compared to the nine months ended September 30, 2018. The average yield on interest earning assets increased from 4.38% for the nine months ended September 30, 2018 to 4.68% for the nine months ended September 30, 2019. The increase in yield on interest earning assets was mainly due to the aforementioned elevated loan prepayment fees and a slight improvement in overall loan yields.

Interest expense for the three months ended September 30, 2019 increased by $1.2 million, or 19.6%, compared to interest expense for the three months ended September 30, 2018. Interest expense for the nine months ended September 30, 2019 increased by $5.5 million, or 32.9%, compared to interest expense for the nine months ended September 30, 2018. This increase is due to higher average balances and costs relating to our interest bearing deposits.

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

The following tables present the average balances and yields earned on interest earning assets and average balances and weighted average rates paid on our funding liabilities for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,
	2019			2018

(Dollars in thousands)	Average Balance	Interest	Yield / Rate (5)	Average Balance	Interest	Yield / Rate (5)
Assets:
Cash and Fed funds sold	$86,967	$535	2.44%	$70,111	$345	1.95%
Securities (1)	109,247	845	3.09	118,311	937	3.17
Loans:
Commercial real estate	1,066,256	12,590	4.62	1,030,336	12,445	4.73
Residential real estate	161,312	1,559	3.87	185,625	1,724	3.71
Construction (2)	86,342	1,141	5.17	92,537	1,225	5.18
Commercial business	248,116	3,761	5.93	279,454	3,752	5.25
Consumer	229	4	6.93	393	7	6.79
Total loans	1,562,255	19,055	4.77	1,588,345	19,153	4.72
Federal Home Loan Bank stock	7,474	113	6.02	9,297	137	5.88
Total earning assets	1,765,943	20,548	4.55%	1,786,064	20,572	4.51%
Other assets	103,742			68,838
Total assets	$1,869,685			$1,854,902

Liabilities and shareholders' equity:
Interest bearing liabilities:
NOW	$62,444	$26	0.17%	$59,618	$54	0.36%
Money market	423,638	1,739	1.63	483,105	1,741	1.43
Savings	174,587	740	1.68	136,683	502	1.46
Time	644,536	3,826	2.36	607,044	2,747	1.80
Total interest bearing deposits	1,305,205	6,331	1.92	1,286,450	5,044	1.56
Borrowed money	175,185	1,151	2.57	216,483	1,210	2.19
Total interest bearing liabilities	1,480,390	7,482	2.01%	1,502,933	6,254	1.65%
Noninterest bearing deposits	177,922			167,198
Other liabilities	33,457			11,572
Total Liabilities	1,691,769			1,681,703
Shareholders' equity	177,916			173,199

Total liabilities and shareholders' equity	$1,869,685			$1,854,902
Net interest income (3)		$13,066			$14,318
Interest rate spread			2.54%			2.86%
Net interest margin (4)			2.96%			3.21%

(1)	Average balances and yields for securities are based on amortized cost.

(2)	Includes commercial and residential real estate construction.

(3)	The adjustment for securities and loans taxable equivalency amounted to $55 thousand and $72 thousand for the three months ended September 30, 2019 and 2018, respectively.

(4)	Annualized net interest income as a percentage of earning assets.

(5)	Yields are calculated using the contractual day count convention for each respective product type.

	Nine Months Ended September 30,
	2019			2018

(Dollars in thousands)	Average Balance	Interest	Yield / Rate (5)	Average Balance	Interest	Yield / Rate (5)
Assets:
Cash and Fed funds sold	$84,212	$1,432	2.27%	$73,823	$924	1.67%
Securities (1)	115,586	2,722	3.14	118,434	2,746	3.09
Loans:
Commercial real estate	1,061,536	38,176	4.74	1,001,058	34,714	4.57
Residential real estate	169,297	4,892	3.85	192,254	5,309	3.68
Construction (2)	84,487	3,412	5.33	93,617	3,551	5.00
Commercial business	259,154	12,198	6.21	281,348	11,088	5.20
Consumer	274	13	6.60	521	23	5.77
Total loans	1,574,748	58,691	4.91	1,568,798	54,685	4.60
Federal Home Loan Bank stock	7,512	365	6.49	9,311	379	5.43
Total earning assets	1,782,058	63,210	4.68%	1,770,366	58,734	4.38%
Other assets	89,332			68,141
Total assets	$1,871,390			$1,838,507

Liabilities and shareholders' equity:
Interest bearing liabilities:
NOW	$61,872	$101	0.22%	$60,616	$93	0.21%
Money market	447,008	5,567	1.67	482,204	4,422	1.23
Savings	176,491	2,252	1.71	110,622	964	1.17
Time	638,978	10,830	2.27	617,269	7,530	1.63
Total interest bearing deposits	1,324,349	18,750	1.89	1,270,711	13,009	1.37
Borrowed money	175,290	3,386	2.55	221,597	3,653	2.17
Total interest bearing liabilities	1,499,639	22,136	1.97%	1,492,308	16,662	1.49%
Noninterest bearing deposits	166,864			164,604
Other liabilities	26,650			12,815
Total Liabilities	1,693,153			1,669,727
Shareholders' equity	178,237			168,780

Total liabilities and shareholders' equity	$1,871,390			$1,838,507
Net interest income (3)		$41,074			$42,072
Interest rate spread			2.71%			2.89%
Net interest margin (4)			3.07%			3.17%

(1)	Average balances and yields for securities are based on amortized cost.

(2)	Includes commercial and residential real estate construction.

(3)	The adjustment for securities and loans taxable equivalency amounted to $195 thousand and $213 thousand for the nine months ended September 30, 2019 and 2018, respectively.

(4)	Annualized net interest income as a percentage of earning assets.

(5)	Yields are calculated using the contractual day count convention for each respective product type.

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

	Three Months Ended September 30, 2019 vs 2018 Increase (Decrease)			Nine Months Ended September 30, 2019 vs 2018 Increase (Decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Cash and Fed funds sold	$94	$96	$190	$144	$364	$508
Securities	(71)	(21)	(92)	(66)	42	(24)
Loans:
Commercial real estate	428	(283)	145	2,145	1,317	3,462
Residential real estate	(233)	68	(165)	(655)	238	(417)
Construction	(82)	(2)	(84)	(359)	220	(139)
Commercial business	(446)	455	9	(923)	2,033	1,110
Consumer	(3)	—	(3)	(12)	2	(10)
Total loans	(336)	238	(98)	196	3,810	4,006
Federal Home Loan Bank stock	(27)	3	(24)	(80)	66	(14)
Total change in interest and dividend income	(340)	316	(24)	194	4,282	4,476
Interest expense:
Deposits:
NOW	2	(30)	(28)	2	6	8
Money market	(228)	226	(2)	(342)	1,487	1,145
Savings	153	85	238	725	563	1,288
Time	178	901	1,079	273	3,027	3,300
Total deposits	105	1,182	1,287	658	5,083	5,741
Borrowed money	(252)	193	(59)	(834)	567	(267)
Total change in interest expense	(147)	1,375	1,228	(176)	5,650	5,474
Change in net interest income	$(193)	$(1,059)	$(1,252)	$370	$(1,368)	$(998)

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

The provision for loan losses for the three months ended September 30, 2019 was $0.8 million compared to a provision for loan losses of $0.3 million for the three months ended September 30, 2018. The provision for loan losses for the nine months ended September 30, 2019 was $0.1 million compared to a provision for loan losses of $0.6 million for the nine months ended September 30, 2018. For further information, see sections titled Asset Quality and Allowance for Loan Losses.

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of fees generated from loan and deposit relationships with our customers, fees generated from sales and referrals of loans, income earned on bank-owned life insurance and gains on sales of investment securities.

The following tables compare noninterest income for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Change
(Dollars in thousands)	2019	2018	$	%
Gains and fees from sales of loans	$703	$150	$553	368.7%
Service charges and fees	264	285	(21)	(7.4)
Bank owned life insurance	255	267	(12)	(4.5)
Loss on sale of other real estate owned, net	(102)	—	(102)	N/A
Other	432	157	275	175.2
Total noninterest income	$1,552	$859	$693	80.7%

Noninterest income increased by $0.7 million, or 81%, to $1.6 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase in noninterest income was primarily a result of a $0.6 million increase in gains and fees from the sales of loans, driven by a higher volume of loans sold for the three months ended September 30, 2019 compared to the same period in 2018.

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2019	2018	$	%
Gains and fees from sales of loans	$1,409	$835	$574	68.7%
Service charges and fees	776	806	(30)	(3.7)
Bank owned life insurance	758	795	(37)	(4.7)
Net gain on sale of available for sale securities	76	222	(146)	(65.8)
Loss on sale of other real estate owned, net	(102)	—	(102)	N/A
Other	1,279	641	638	99.5
Total noninterest income	$4,196	$3,299	$897	27.2%

Noninterest income increased by $0.9 million, or 27%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase in noninterest income was primarily a result of a $0.6 million increase in gains and fees from sales of loans and a $0.6 million increase in other income. The increase in gains and fees from sales of loans was driven by a higher volume of loans sold for the nine months ended September 30, 2019 compared to the same period in 2018. The increase in other income was mainly attributable to loan related interest rate swap fees.

Noninterest Expense

The following tables compare noninterest expense for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Change
(Dollars in thousands)	2019	2018	$	%
Salaries and employee benefits	$4,881	$4,903	$(22)	(0.4)%
Occupancy and equipment	1,946	1,771	175	9.9
Data processing	505	512	(7)	(1.4)
Professional services	346	321	25	7.8
Director fees	235	260	(25)	(9.6)
Marketing	210	395	(185)	(46.8)
Amortization of intangibles	19	24	(5)	(20.8)
FDIC insurance	(125)	203	(328)	(161.6)
Other	655	481	174	36.2
Total noninterest expense	$8,672	$8,870	$(198)	(2.2)%

Noninterest expense decreased by $0.2 million, or 2%, to $8.7 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The decrease in noninterest expense was primarily a result of a $0.3 million decrease in FDIC insurance expense driven by a credit received during the three months ended September 30, 2019 as well as a $0.2 million decrease in marketing expenses. The decrease in noninterest expense was partially offset by a $0.2 million increase in occupancy and equipment expense primarily related to the Company's investment in technology as part of upgrading the branch network applications.

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2019	2018	$	%
Salaries and employee benefits	$14,272	$14,470	$(198)	(1.4)%
Occupancy and equipment	5,666	5,119	547	10.7
Data processing	1,568	1,546	22	1.4
Professional services	1,455	1,520	(65)	(4.3)
Marketing	751	1,171	(420)	(35.9)
Director fees	639	749	(110)	(14.7)
FDIC insurance	74	620	(546)	(88.1)
Amortization of intangibles	57	72	(15)	(20.8)
Other	1,920	1,570	350	22.3
Total noninterest expense	$26,402	$26,837	$(435)	(1.6)%

Noninterest expense decreased $0.4 million, or 2%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decrease in noninterest expense was primarily a result of a $0.5 million decrease in FDIC insurance expense driven by a credit received during the three months ended September 30, 2019, as well as a $0.4 million decrease in marketing expenses. The decrease in noninterest expense was partially offset by an increase of $0.5 million in occupancy and equipment expense associated with a full nine months of expenses from the prior year's branch expansion and a $0.4 million increase in other expenses.

Income Taxes

Income tax expense for the three months ended September 30, 2019 and 2018 totaled $1.0 million and $1.1 million, respectively. The effective tax rates for the three months ended September 30, 2019 and 2018 were 20.1% and 17.9%, respectively. Income tax expense for the nine months ended September 30, 2019 and 2018 totaled $3.8 million and $3.5 million, respectively. The effective tax rates for the nine months ended September 30, 2019 and 2018 were 20.5% and 19.8%, respectively.

Financial Condition

Summary

At September 30, 2019, total assets were $1.9 billion, a $15.1 million, or 0.8%, decrease compared to December 31, 2018. The decrease in assets is driven by a reduction in gross loans to $1.56 billion at September 30, 2019 versus $1.60 billion at December 31, 2018. Deposits totaled $1.47 billion at September 30, 2019, compared to $1.50 billion at December 31, 2018. The decrease in deposits was primarily driven by a reduction in wholesale funding. Total shareholders’ equity at September 30, 2019 and December 31, 2018 was $176.0 million and $174.2 million, respectively. Tangible book value was $22.34 per share outstanding at September 30, 2019 compared to $22.06 per share outstanding at December 31, 2018. The increase in tangible book value, primarily driven by net income, was largely offset by unrealized losses on the Company's derivative instruments, which are used to hedge interest rate risk in relation to the Company's funding sources. The Company's current derivative positions will cause a decrease to other comprehensive income in a falling interest rate environment and an increase in a rising interest rate environment.

Loan Portfolio

We originate commercial real estate loans, including construction loans, commercial business loans and other consumer loans. Lending activities are conducted principally in the New York metropolitan area and throughout Connecticut, with the majority in Fairfield and New Haven Counties of Connecticut. Our loan portfolio is the largest category of our earning assets.

Total loans before deferred loan fees and the allowance for loan losses were $1.56 billion at September 30, 2019 and $1.60 billion at December 31, 2018. Total loans decreased slightly as of September 30, 2019 compared to the year ended December 31, 2018 as loan originations were offset by elevated loan prepayments during the nine months ended September 30, 2019.

The following table compares the composition of our loan portfolio for the dates indicated:

(In thousands)	At September 30, 2019	At December 31, 2018	Change
Real estate loans:
Residential	$159,193	$178,079	$(18,886)
Commercial	1,096,856	1,094,066	2,790
Construction	89,878	73,191	16,687
	1,345,927	1,345,336	591
Commercial business	218,145	258,978	(40,833)
Consumer	260	412	(152)
Total loans	$1,564,332	$1,604,726	$(40,394)

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

Nonperforming assets totaled $9.9 million and represented 0.53% of total assets at September 30, 2019, compared to $14.1 million and 0.75% of total assets at December 31, 2018. Nonaccrual loans totaled $9.9 million at September 30, 2019, a decrease of $4.2 million compared to December 31, 2018. The allowance for loan losses was $13.2 million, representing 0.84% of total gross loans at September 30, 2019 and $15.5 million, representing 0.96% of total gross loans at December 31, 2018. There was no other real estate owned at September 30, 2019 or December 31, 2018.
Nonperforming assets. Nonperforming assets include nonaccrual loans and property acquired through foreclosures or repossession. The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(In thousands)	At September 30, 2019	At December 31, 2018
Nonaccrual loans:
Real estate loans:
Residential	$1,583	$3,812
Commercial	5,332	5,950
Commercial business	2,963	4,320
Total nonaccrual loans	9,878	14,082
Property acquired through foreclosure or repossession, net	—	—
Total nonperforming assets	$9,878	$14,082

Nonperforming assets to total assets	0.53%	0.75%
Nonaccrual loans to total gross loans	0.63%	0.88%
Total past due loans to total gross loans	1.10%	0.78%

Nonperforming assets decreased $4.2 million from $14.1 million at December 31, 2018 to $9.9 million at September 30, 2019. The decrease in nonperforming assets at September 30, 2019 as compared to December 31, 2018 is reflective of the Company's successful efforts to resolve previously impaired loans with limited additional charge-offs.

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

The following table presents the activity in our allowance for loan losses and related ratios for the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Balance at beginning of period	$13,890	$19,006	$15,462	$18,904
Charge-offs:
Residential real estate	(78)	(16)	(875)	(72)
Commercial real estate	(594)	—	(594)	(18)
Commercial business	(748)	—	(884)	(96)
Consumer	(57)	(2)	(70)	(62)
Total charge-offs	(1,477)	(18)	(2,423)	(248)
Recoveries:
Commercial business	2	—	18	4
Consumer	24	1	28	6
Total recoveries	26	1	46	10
Net charge-offs	(1,451)	(17)	(2,377)	(238)
Provision charged to earnings	773	322	127	645
Balance at end of period	$13,212	$19,311	$13,212	$19,311
Net charge-offs to average loans	0.09%	—%	0.15%	0.02%
Allowance for loan losses to total gross loans	0.84%	1.20%	0.84%	1.20%

At September 30, 2019, our allowance for loan losses was $13.2 million and represented 0.84% of total gross loans, compared to $15.5 million, or 0.96% of total gross loans, at December 31, 2018. The net decrease in the allowance for loan losses was primarily a result of a decrease in the general reserve driven by improving historical loss trends. The Company continues to work on the resolution of its previously disclosed large nonperforming lending relationship. Progress to date has been in line with the Company's estimates and, subsequent to the end of the third quarter 2019, a claim has been submitted to the Small Business Administration ("SBA") to recover the remaining balance.

The following table presents the allocation of the allowance for loan losses and the percentage of these loans to total loans for the dates indicated:

	At September 30, 2019		At December 31, 2018
(Dollars in thousands)	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
Residential real estate	$791	10.18%	$857	11.10%
Commercial real estate	10,094	70.11	11,562	68.18
Construction	261	5.75	140	4.56
Commercial business	2,065	13.94	2,902	16.14
Consumer	1	0.02	1	0.02
Total allowance for loan losses	$13,212	100.00%	$15,462	100.00%

The allocation of the allowance for loan losses at September 30, 2019 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the allowance for loan losses at September 30, 2019 is appropriate to cover probable losses.

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

Investment Securities

At September 30, 2019, the carrying value of our investment securities portfolio totaled $105.5 million and represented 5.7% of total assets, compared to $116.6 million or 6.2% of total assets, at December 31, 2018. The decrease of $11.1 million primarily reflects sales and calls of state agency and municipal obligations and, to a lesser degree, corporate bonds. We purchase investment grade securities with a focus on liquidity, earnings and duration exposure.

The net unrealized gain position on our available for sale investment portfolio at September 30, 2019 was $1.2 million and included gross unrealized losses of $10 thousand. The net unrealized loss position on our available for sale investment portfolio at December 31, 2018 was $1.7 million and included gross unrealized gains of $43 thousand. The gross unrealized losses were concentrated in U.S. Government and agency obligations. The U.S. Government and agency obligations owned are either direct obligations of the U.S. Government or guaranteed by the U.S. Government, therefore the contractual cash flows are guaranteed and as a result the unrealized losses in this portfolio are not considered other than temporarily impaired.

Deposit Activities and Other Sources of Funds

	At September 30, 2019			At December 31, 2018
(Dollars in thousands)	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
Noninterest bearing demand	$178,733	12.16%	—%	$173,198	11.53%	—%
NOW	60,645	4.12%	0.22	61,869	4.12	0.26
Money market	411,248	27.97%	1.67	471,968	31.42	1.33
Savings	176,232	11.99%	1.71	180,487	12.01	1.33
Time	643,426	43.76%	2.27	614,722	40.92	1.73
Total deposits	$1,470,284	100.00%	1.89%	$1,502,244	100.00%	1.47%

Total deposits were $1.5 billion at September 30, 2019, a decrease of $32.0 million, from the balance at December 31, 2018. The decrease in total deposits was driven by a reduction in wholesale funding sources, primarily reflecting decreases in brokered money market accounts. Brokered certificates of deposit totaled $147.9 million and $91.8 million at September 30, 2019 and December 31, 2018, respectively. Brokered money market accounts totaled $23.9 million and $84.9 million at September 30, 2019 and December 31, 2018, respectively. Brokered deposits represent brokered certificates of deposit, brokered money market accounts and one way Certificate of Deposit Account Registry Service (CDARS). Brokered deposits are utilized as an additional source of funding.

At September 30, 2019 and December 31, 2018, time deposits, including CDARS and brokered deposits, with a denomination of $100 thousand or more totaled $520.5 million and $493.8 million, respectively, maturing during the periods indicated in the table below:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Maturing:
Within 3 months	$134,963	$107,516
After 3 but within 6 months	61,182	136,494
After 6 months but within 1 year	164,613	102,722
After 1 year	159,759	147,062
Total	$520,517	$493,794

We utilize advances from the Federal Home Loan Bank of Boston, or FHLB, as part of our overall funding strategy and to meet short-term liquidity needs and to a lesser degree manage interest rate risk arising from the difference in asset and liability maturities. Total FHLB advances were $150.0 million and $160.0 million at September 30, 2019 and December 31, 2018, respectively.

The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At September 30, 2019, the Bank had pledged $940.1 million of eligible loans as collateral to support borrowing capacity at the FHLB of Boston. As of September 30, 2019, the Bank had immediate availability to borrow an additional $427.8 million based on qualified collateral.

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

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of September 30, 2019, the Company had cash and cash equivalents of $83.1 million and available-for-sale securities of $86.0 million. At September 30, 2019, outstanding commitments to originate loans totaled $32.8 million and undisbursed funds from approved lines of credit, home equity lines of credit and secured commercial lines of credit totaled $184.2 million.

Capital Resources

Shareholders’ equity totaled $176.0 million as of September 30, 2019, an increase of $1.8 million compared to December 31, 2018, primarily a result of net income for the nine months ended September 30, 2019 of $14.7 million. The increase was partially offset by a $10.2 million unfavorable impact to accumulated other comprehensive income driven by fair value marks related to hedge positions involving interest rate swaps, as well as dividends paid of $3.1 million and common stock repurchased of $1.0 million. The marks on the interest rate swaps are driven by declining market interest rates. The Company's interest rate swaps are primarily used to hedge interest rate risk in relation to its funding sources. The Company's current derivative positions will cause a decrease to other comprehensive income in a falling interest rate environment and an increase in a rising interest rate environment. As of September 30, 2019, the tangible common equity ratio and tangible book value per share were 9.33% and $22.34, respectively.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At September 30, 2019, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At September 30, 2019, the Bank’s ratio of Common Equity Tier 1 capital to risk-weighted assets was 12.65%, total capital to risk-weighted assets was 13.47%, Tier 1 capital to risk-weighted assets was 12.65% and Tier 1 capital to average assets was 10.88%.

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

We use two sets of standard scenarios to measure net interest income at risk. For the Parallel Ramp Scenarios, rate changes are ramped over a twelve-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Parallel Shock Scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Simulation analysis involves projecting a future balance sheet structure and interest income and expense under the various rate scenarios. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than: 6% for a 100 basis point shift; 12% for a 200 basis point shift; and 18% for a 300 basis point shift. Per Company policy, the Bank should not be outside these limits for twelve consecutive months unless the Bank's forecasted capital ratios are considered to be "well capitalized". As of September 30, 2019, the Bank has met all minimum regulatory capital requirements to be considered "well capitalized", reference footnote 7 to the consolidated financial statements for more detail.

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning September 30, 2019 and December 31, 2018:

Parallel Ramp	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	September 30, 2019	December 31, 2018
-100	3.10%	3.50%
+200	(6.40)	(8.20)

Parallel Shock	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	September 30, 2019	December 31, 2018
-100	5.20%	5.20%
+100	(5.40)	(7.30)
+200	(11.40)	(15.20)
+300	(17.20)	(22.70)

The net interest income at risk simulation results indicate that, as of September 30, 2019, we remain liability sensitive. The liability sensitivity is due to the fact that there are more liabilities than assets subject to repricing as market rates change.

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

The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:

	Estimated Percent Change in Economic Value of Equity
Rate Changes (basis points)	September 30, 2019	December 31, 2018
-100	(0.50)%	2.50%
+100	(3.00)	(7.80)
+200	(12.70)	(18.60)
+300	(20.40)	(27.40)

While ALCO reviews and updates simulation assumptions and also periodically back-tests the simulation results to ensure that the assumptions are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk or future net interest margin. Over time, the repricing, maturity and prepayment characteristics of financial instruments and the composition of our balance sheet may change to a different degree than estimated. Due to the rising level of market interest rates in the first half of 2019, the banking industry has experienced upward pricing pressure on core deposits. ALCO recognizes that deposit balances could shift into higher yielding alternatives as market rates change. ALCO has modeled increased costs of deposits in the rising rate simulation scenarios presented above.

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

(b) Change in internal controls:

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table includes information with respect to repurchases of the Company’s Common Stock during the three‑month period ended September 30, 2019 under the Company’s share repurchase program.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2019 - July 31, 2019	—	$—	—	365,832
August 1, 2019 - August 31, 2019	—	—	—	365,832
September 1, 2019 - September 30, 2019	—	—	—	365,832
Total	—	$—	—	365,832

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

101
The following materials from Bankwell Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankwell Financial Group, Inc.
Date: November 1, 2019	/s/ Christopher R. Gruseke
Christopher R. Gruseke
President and Chief Executive Officer

Date: November 1, 2019	/s/ Penko Ivanov
Penko Ivanov
Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)