Form 10-K
period 2019-12-31
Bankwell Financial Group, Inc.
filed 2020-02-28
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Securities registered pursuant to Section 12(g) of the Act: None

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

1

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2019 based on the closing price of the common stock as reported on the NASDAQ Global Market: $188,328,281

As of February 21, 2020, there were 7,931,168 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders, expected to be filed pursuant to Regulation 14A within 120 days after the end of the 2019 fiscal year, are incorporated by reference into Part III of this report on form 10-K.

2

Bankwell Financial Group, Inc.
Form 10-K

i

BANKWELL FINANCIAL GROUP, INC.
FORM 10-K

PART 1

Item 1.    Business

Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These statements are often, but not always, made with the words or phrases such as “may,” “should,” “believe,” “likely result in,” “expect,” “would,” “intend,” “could,” “predict,” “potential,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “plan,” “projection,” and “outlook” or the negative version of those words or other similar words of a forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these forward-looking statements. Important factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, but are not limited to, those disclosed under “Risk Factors” in Part I Item 1A as well as the following factors:

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

General
Bankwell Financial Group, Inc. is a bank holding company, headquartered in New Canaan, Connecticut and offers a broad range of financial services through its banking subsidiary, Bankwell Bank (collectively, we, our, us, the Company or the Bank), a Connecticut state chartered non-member bank founded in 2002. Our primary market is the New York metropolitan area, including Fairfield and New Haven Counties, Connecticut, which we serve from our main banking office located in New Canaan, Connecticut and eleven other branch offices located throughout the Fairfield and New Haven Counties area. As of December 31, 2019, on a consolidated basis, we had total assets of approximately $1.9 billion, net loans of approximately $1.6 billion, total deposits of approximately $1.5 billion, and shareholders’ equity of approximately $182.4 million.
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
Our History and Growth
Bankwell Bank was originally chartered as two separate banks, The Bank of New Canaan (including a separate division, Stamford First Bank) and The Bank of Fairfield, which were subsequently merged and rebranded as “Bankwell Bank.” It was chartered with a commitment to building the premier community bank in the markets we serve. We began operations in April 2002 with an initial capitalization of $8.6 million. On November 5, 2013, we acquired The Wilton Bank, which was merged into Bankwell Bank. On October 1, 2014, we acquired Quinnipiac Bank and Trust Company, which was merged into Bankwell Bank.
With the efforts of our strong management team, we continued our growth and maintained a strong track record of performance. From December 31, 2015 through December 31, 2019, our total assets grew from $1.3 billion to approximately $1.9 billion; our gross loans outstanding grew from $1.1 billion to $1.6 billion and our deposits grew from $1.0 billion to approximately $1.5 billion. We believe this growth was driven by our ability to provide superior service to our customers and our financial stability.
Business Strategy
We are focused on being the “Hometown” bank and banking provider of choice in our highly attractive market areas through:

•
Responsive, Customer-Centric Products and Services and a Community Focus.   We offer a broad array of products and services which we customize to allow us to focus on building long-term relationships with our customers through high-quality, responsive and personal customer service. By focusing on the entire customer relationship, we build the trust of our customers, which leads to long-term relationships and generates our organic growth. In addition, we are committed to meeting the needs of the communities that we serve. Our employees are involved in many civic and community organizations, which we support through sponsorships. As a result, customers and potential customers within our market know about us and frequently interact with our employees which allows us to develop long-term customer relationships without extensive advertising.

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

•
Disciplined Focus on Risk Management.   Effective risk management is a key component of our strong corporate culture. We use our strong risk management process to monitor our existing loan and investment securities portfolios, support operational decision-making and improve our ability to generate earning assets with strong credit quality. To maintain our strong credit quality, we use a comprehensive underwriting process and we seek to maintain a diversified loan portfolio and a conservative investment securities portfolio. Board-approved policies contain approval authorities, as appropriate, and are reviewed at least annually. We have a Risk Management Steering Committee comprised of executive officers and other members of management. This committee reviews risks associated with new initiatives and programs as well as assesses risks and mitigants throughout areas of the Bank on an ongoing basis. Internal review procedures are performed regarding anti-money laundering and consumer compliance requirements.
Our Competitive Strengths
We believe that we are especially well-positioned to create value for our shareholders as a result of the following competitive strengths:

•
Our Market.   Our current market is defined as the New York metropolitan area, including Fairfield and New Haven Counties, Connecticut. This market area includes numerous affluent suburban communities of professionals who work and commute into New York City, approximately 50 miles from our headquarters, and many small to mid-sized businesses which support these communities. Fairfield County is the wealthiest county in Connecticut based on median household income according to estimates from the United States Census Bureau. We believe that this market has economic and competitive dynamics that are favorable to executing our growth strategy.

•
Experienced and Respected Management Team with a Proven and Successful Track Record.   Our executive management team is comprised of seasoned professionals with significant banking experience, a history of high performance at local financial institutions and success in identifying, acquiring and integrating financial institutions. Our executive management team includes Christopher R. Gruseke, President and Chief Executive Officer (since 2015), Penko Ivanov, Executive Vice President, Chief Financial Officer (since 2016), Christine A. Chivily, Executive Vice President, Chief Risk and Credit Officer (since 2013), and Laura Waitz, Executive Vice President, Chief of Staff (since 2017).

•
Dedicated Board of Directors with Strong Community Involvement.   Our Board of Directors is comprised of a group of local business leaders who understand the need for strong community banks that focus on serving the financial needs of their customers. The interests of our executive management team and directors are aligned with those of our shareholders through common stock ownership. By capitalizing on the close community ties and business relationships of our executive management team and directors, we are positioned to take advantage of the market opportunity present in our primary market.

•
Strong Capital Position.   At December 31, 2019, we had a 9.56% tangible common equity ratio, and the Bank had a 10.99% tier 1 leverage ratio and a 12.53% tier 1 risk-based ratio. We believe that our ability to attract and generate capital has facilitated our growth and is an integral component to the execution of our business plan.

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

Employees
At December 31, 2019, we had a total of 157 full-time equivalent employees. None of our employees are subject to a collective bargaining agreement.
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
We focus our marketing efforts on small to medium-sized businesses and professionals. This focus includes retail, service, wholesale distribution and manufacturing businesses. We attract these customers based on relationships and contacts that our Management and our Board of Directors have within and beyond the market area. We do not expect to compete with large institutions for the primary banking relationships of large corporations. Many of our larger commercial bank competitors have greater name recognition and offer certain services that we do not; however, we believe that our presence in our primary market area and focus on providing superior service to professionals at small to medium-sized businesses and individual employees of such businesses are instrumental to our success.
We emphasize personalized banking services and the advantage of local decision-making in our banking businesses, and this emphasis has been well received by the public in our market area. We derive a majority of our business from our local market area which includes our primary market area of the New York metropolitan area, including Fairfield and New Haven Counties, Connecticut.
Lending Activities
General.   Our primary lending focus is to serve commercial and middle-market businesses and not-for-profit organizations with a variety of financial products and services, while maintaining strong and disciplined credit policies and procedures. We offer a wide array of commercial lending products to serve the needs of our customers. Commercial lending products include owner-occupied commercial real estate loans, commercial real estate investment loans, commercial loans (such as business term loans, equipment financing and lines of credit) to small and medium-sized businesses and real estate construction and development loans. We focus our lending activities on loans that we originate to borrowers located in our market. We have established an informal, internal lending limit to one relationship of up to 40% of unimpaired capital and allowance for loan losses, if secured by commercial real estate. A relationship in this instance is defined as loans made to different entities but with a shared borrower principal(s). For individual loans, limits are set so as not to exceed the statutory maximum of 15% of unimpaired capital and allowance for loan losses.
We market our lending products and services to qualified borrowers through conveniently located banking offices, relationship networks and high touch personal service. We target our business development and marketing strategy primarily on small to medium-sized businesses. Our relationship managers actively solicit the business of companies entering our market areas as well as long-standing businesses operating in the communities we serve. We seek to attract new lending customers through professional service, relationship networks, competitive pricing and innovative structure, including the utilization of federal and state tax incentives. We pride ourselves on smart, proficient underwriting and timely decision making for new loan requests due to our efficient approval structure and local decision-making. We believe this gives us a competitive advantage over larger institutions that are not as nimble.
Total loans before deferred loan fees and the allowance for loan losses were $1.6 billion at December 31, 2019. Since December 31, 2015, total loans have increased $0.5 billion from $1.1 billion, reflecting strong organic loan growth. The following table summarizes the composition of our loan portfolio for the dates indicated.

	At December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Real estate loans:
Residential	$147,109	$178,079	$193,524	$195,729	$193,110
Commercial	1,128,614	1,094,066	987,242	845,322	697,542
Construction	98,583	73,191	101,636	107,441	82,273
	1,374,306	1,345,336	1,282,402	1,148,492	972,925
Commercial business	230,028	258,978	259,995	215,914	172,853
Consumer	150	412	619	1,533	1,735
Total loans	$1,604,484	$1,604,726	$1,543,016	$1,365,939	$1,147,513

	At December 31,
	Percent of Loan Portfolio
	2019	2018	2017	2016	2015

Real estate loans:
Residential	9.17%	11.10%	12.54%	14.33%	16.83%
Commercial	70.34	68.18	63.98	61.89	60.79
Construction	6.14	4.56	6.59	7.86	7.17
	85.65	83.84	83.11	84.08	84.79
Commercial business	14.34	16.14	16.85	15.81	15.06
Consumer	0.01	0.02	0.04	0.11	0.15
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

Commercial loans.   We offer a wide range of commercial loans, including business term loans, equipment financing and lines of credit. Our target commercial loan market is small to medium-sized businesses, including retail and professional establishments. The terms of these loans vary by purpose and by type of underlying collateral. The commercial loans primarily are underwritten on the basis of the borrower’s ability to service the loan from cash flow. We make equipment loans with conservative margins generally for a term of ten years or less, supported by the useful life of the equipment, at fixed or variable rates, with the loan fully amortizing over the term. Loans to support working capital typically have terms not exceeding two years and usually are secured by accounts receivable, inventory and/or personal guarantees of the principals of the business and at times by the commercial real estate of the borrower. For loans secured by accounts receivable or inventory, principal typically is repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is fully or partially amortized during the loan term with any balloon amount due at maturity. The quality of the commercial borrower’s management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower’s creditworthiness. Risks associated with our commercial loan portfolio include those related to the strength of the borrower’s business, which may be affected not only by local, regional and national market conditions, but also changes in the borrower’s management and other factors beyond the borrower’s control; those related to fluctuations in value of any collateral securing the loan; and those related to terms of the commercial loan, which may include balloon payments that must be refinanced or paid off at the end of the term of the loan. Our commercial loan portfolio presents a higher risk than our consumer real estate and consumer loan portfolios.
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
Construction loans.   Our construction portfolio includes loans to small and medium-sized businesses to construct owner-used properties, loans to developers of commercial real estate investment properties and residential developments and, to a lesser extent, loans to individual clients for construction of single family homes in our market. Construction and development loans are generally made with a term of one to two years and interest is paid monthly. The ratio of the loan principal to the value of the collateral, as established by independent appraisal, typically will not exceed industry standards. Loan proceeds are disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector. Risks associated with construction loans include fluctuations in the value of real estate, project completion risk, leasing risk and change in market trends. We are also exposed to risk based on the ability of the construction loan borrower to refinance the debt or sell the property upon completion of the project, which may be affected by changes in market trends since the time that we funded the construction loan.

Consumer real estate loans.   In the fourth quarter of 2017, management made the strategic decision to no longer originate residential mortgage loans. As of the beginning of the third quarter of 2019, the Company no longer offered home equity loans or lines of credit. Prior to these decisions we offered first lien one-to-four family mortgage loans, as well as home equity lines of credit, in each case primarily on owner-occupied primary residences. We also originated for sale one-to-four family mortgage loans, which are classified as loans held for sale until sold to investors. Although our consumer real estate loan portfolio presents lower levels of risk than our commercial, commercial real estate and construction loan portfolios, we are exposed to risk based on fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrower’s financial condition, which could be affected by numerous factors, including divorce, job loss, illness or other personal hardship.
Consumer loans.   We may offer consumer loans as an accommodation to our existing customers, but do not market consumer loans to persons who do not have a pre-existing relationship with us. As of December 31, 2019, our consumer loans represented less than 1% of our total loan portfolio. While consumer loans may not remain below 1% of our portfolio, we do not expect our consumer loans to become a material component of our loan portfolio at any time in the foreseeable future. Although we do not engage in any material amount of consumer lending, our consumer loans, which are underwritten primarily based on the borrower’s financial condition and, in many cases, are unsecured credits, subject us to risk based on changes in the borrower’s financial condition, which could be affected by numerous factors, including those discussed above.
Credit Policy and Procedures
General.   We adhere to what we believe are disciplined underwriting standards, but also remain cognizant of the need to serve the credit needs of customers in our primary market areas by offering flexible loan solutions in a responsive and timely manner. We also seek to maintain a diversified loan portfolio across customer, product and industry types. However, our lending policies do not provide for any loans that are highly speculative, subprime, or that have high loan-to-value ratios. These components, together with active credit management, are the foundation of our credit culture, which we believe is critical to enhancing the long-term value of our organization to our customers, employees, shareholders and communities.
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
Credit concentrations.   In connection with the management of our credit portfolio, we actively manage the composition of our loan portfolio, including credit concentrations. We monitor borrower and loan product concentrations on at least a quarterly basis. Loan product concentrations are reviewed annually in conjunction with the portfolio’s credit quality and the business plan for the coming year. All concentrations are monitored by our Chief Risk and Credit Officer and our Directors' Loan Committee. We have also established an informal, internal lending limit to one relationship of up to 40% of unimpaired capital and allowance for loan losses, if secured by commercial real estate. A relationship in this instance is defined as loans made to different entities but with a shared borrower principal(s). For individual loans, limits are set so as not to exceed the statutory maximum of 15% of unimpaired capital and allowance for loan losses. Our top 20 borrowing relationships range in exposure from $16.4 million to $87.0 million and are monitored on an on-going basis.
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
For 2019, it was our policy to review amortizing commercial loans in excess of $1 million on an annual basis, or more frequently through the receipt of interim and annual financial statements and borrowing base certificates depending on loan structure and covenants. Our policies require rapid notification of delinquency and prompt initiation of collection actions. Relationship managers, portfolio managers, credit administration personnel and senior management proactively support collection activities in order to maximize accountability and efficiency.

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
Loans that are upgraded or downgraded are reviewed by our Chief Risk and Credit Officer, while Watch List loans undergo a detailed quarterly analysis prepared by the relationship manager or portfolio manager and reviewed by management. This review includes an evaluation of the market conditions, the property’s or company’s trends, the borrower and guarantor status, the level of reserves required and loan accrual status. Additionally, we have an independent, third-party loan review performed semi-annually, which includes the accuracy of our loan risk ratings and our credit administration functions. Finally, we perform an annual stress test of our commercial loan portfolio, in which we evaluate the impact on the portfolio of declining economic conditions, including lower values and decline in net operating income which may result from lower rental rates, lower occupancy rates and higher interest rates. Management reviews these reports and presents them to our loan committees. These asset review procedures provide management with additional information for assessing our asset quality.
Investment Activities
We manage our investment portfolio primarily for liquidity purposes. Our investment portfolio’s primary purpose is to provide adequate liquidity necessary to meet any reasonable decline in deposits and any anticipated increase in the loan portfolio. The majority of these securities are classified as available for sale. The portfolio’s secondary purpose is to generate adequate earnings to provide and contribute to stable income and to generate a profitable return while minimizing risk. Additionally, our investment portfolio may be used to provide adequate collateral for various regulatory or statutory requirements and to manage our interest rate risk. We invest in a variety of high-grade securities, including government agency securities, government guaranteed mortgage-backed securities, highly rated corporate bonds and municipal securities. We regularly evaluate the composition of our portfolio as changes occur with respect to the interest rate yield curve. Although we may sell investment securities from time to time to take advantage of changes in interest rate spreads, it is our policy not to sell investment securities unless we can reinvest the proceeds at a similar or higher spread, so as not to take gains to the detriment of future income.
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
Deposits
Deposits are our primary source of funds to support our income-earning assets. We offer traditional depository products, including checking, savings, money market and certificates of deposit with a variety of rates. Deposits at the Bank are insured by the FDIC up to statutory limits. We have built a network of twelve deposit-taking branch offices and attracted significant transaction account business through our relationship-based approach.
Borrowed Funds
The Bank is a member of the Federal Home Loan Bank of Boston (FHLB), which is part of a twelve district Federal Home Loan Bank System. Members are required to own capital stock of the FHLB, and borrowings are collateralized by qualifying assets not otherwise pledged. The maximum amount of credit that the FHLB will extend varies from time to time, depending on its policies and the amount of qualifying collateral the member can pledge. We utilize advances from the FHLB as part of our overall funding strategy to meet short-term liquidity needs and, to a lesser degree, manage interest rate risk arising from the difference in asset and liability maturities.
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
The current United States government administration had announced that it intends to slow down the adoption of new Dodd-Frank Act regulations and to consider proposing changes to the legislation. The following summary assumes no changes to the Dodd-Frank Act and regulations adopted to date, other than as noted below in our discussion of the Economic Growth, Regulatory Relief, and Consumer Protection Act.
The Dodd-Frank Act created the Consumer Financial Protection Bureau with extensive powers to implement and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings associations including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings associations with more than $10 billion in assets. Banks and savings associations with $10 billion or less in assets will continue to be examined for compliance with federal consumer protection and fair lending laws by their applicable primary federal bank regulators. The Dodd-Frank Act also gives state attorneys general certain authority to enforce applicable federal consumer protection laws.

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
The Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the SEC to promulgate rules that would allow shareholders to nominate and solicit votes for their own candidates using a company’s proxy materials. Much of the rulemaking under the Dodd-Frank Act has been completed. Digesting and implementing that rulemaking has inevitably resulted in increases in our operating and compliance costs. The rulemaking that remains may also have a similar impact.
On January 30, 2020, the federal banking agencies issued proposed revisions to the Dodd-Frank Act which would provide certain exceptions to the Dodd-Frank Act’s “Volcker Rule” (which generally restricts certain banking entities such as the Company and the Bank from engaging in proprietary trading activities and entering into certain relationships with hedge funds and private-equity funds).  The effect of this proposed change, and any further rules or regulations, are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.
Economic Growth, Regulatory Relief, and Consumer Protection Act
The Economic Growth, Regulatory Relief, and Consumer Protection Act (the EGRRCPA) became law on May 24, 2018. The EGRRCPA keeps in place fundamental aspects of the current bank regulatory structure, but provides community banks with relief from certain regulatory requirements, including some imposed by the Dodd-Frank Act.
Among other things, Section 201 of the EGRRCPA required the federal banking agencies to develop regulations establishing a “community bank leverage ratio” for banks and holding companies with less than $10 billion in consolidated assets and a qualifying risk profile. In 2019, the federal banking agencies jointly issued a final rule to implement Section 201. The rule, which became effective on January 1, 2020, provides certain qualifying institutions with an optional, simpler method to measure capital adequacy. Under the rule, banks and bank holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9 percent, will be eligible to opt into the community bank leverage ratio ("CBLR") framework. Qualifying organizations that elect to use the CBLR framework, and that maintain a leverage ratio greater than 9 percent, will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the banking agencies' capital rules. Qualifying organizations will also be deemed to have met the "well capitalized" ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act.
The EGRRCPA provides insured depository institutions and their affiliates with less than $10 billion in total consolidated assets and limited trading activities with an exemption from the Dodd-Frank Act’s “Volcker Rule” (which generally restricts certain banking entities such as the Company and the Bank from engaging in proprietary trading activities and entering into certain relationships with hedge funds and private-equity funds). In July of 2019, the FDIC, along with several other banking agencies, adopted a final rule to implement the exemption contemplated by the EGRRCPA.
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
The EGRRCPA increased the consolidated assets threshold from $1 billion to $3 billion for insured depository institutions that qualify for an 18-month on-site exam cycle. Consistent with this statutory amendment, in August of 2018, the federal banking agencies issued an interim final rule to increase, from $1 billion to $3 billion, the total asset threshold under which an agency may apply an 18-month examination cycle for qualified institutions that have an "outstanding" or "good" composite rating.
The EGRRCPA required the federal banking agencies to promulgate regulations permitting insured depository institutions that have less than $5 billion in total consolidated assets (and satisfy other conditions) to use short-form reports of condition (i.e. call reports) for the first and third quarters of each year. On June 17, 2019, the federal banking agencies issued final rules to implement those streamlined reporting requirements.
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
Powers.   Connecticut banking law authorizes Connecticut chartered banks to transact a "general banking business" and "all such incidental powers as are necessary thereto". With the prior approval of the Connecticut Department of Banking, Connecticut banks are also authorized to engage in activities that are closely related to the business of banking, are convenient and useful to the business of banking, are reasonably related to the operation of a Connecticut bank, are financial in nature or that are permitted under the Bank Holding Company Act or the Home Owners’ Loan Act, both federal statutes, or the regulations promulgated as a result of those federal statutes. Connecticut banks are also authorized to engage in any activity permitted for certain federally chartered institutions, as well as for certain out-of-state institutions, upon filing a notice with the Connecticut Department of Banking unless the Connecticut Department of Banking disapproves the activity.
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
The Basel III Capital Rules limit a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” of 2.5% in addition to the minimum risk based capital requirement. The “capital conservation buffer” was phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer became effective.
Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.
As discussed above, the Economic Growth, Regulatory Relief, and Consumer Protection Act provided simplified capital measurement rules for qualified community banks and holding companies with less than $10 billion in total consolidated assets and with limited trading activities. The federal banking agencies have issued final regulations to implement this optional, simplified framework for institutions that satisfy certain qualifying criteria, including a "community bank leverage ratio" of greater than 9 percent.
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
Transactions with Affiliates.   Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act, or FRA, and the Federal Reserve Board’s Regulation W. In a holding company context, at a minimum, the parent holding company of a bank and any companies which are controlled by such parent holding company are considered an affiliate of the bank. Generally, Section 23A limits the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to 10% of such bank’s capital stock and surplus, and places an aggregate limit on all such transactions with all affiliates at 20% of capital stock and surplus. The term “covered transaction” includes, among other things, the making of loans or other extensions of credit to an affiliate and the purchase of assets from an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to an affiliate, or the issuance of a guarantees, acceptance, or letter of credit on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the bank or its subsidiary as similar transactions with non-affiliates. The Dodd-Frank Act has expanded the definition of covered transactions and increased the timing and other aspects of the collateral requirements associated with covered transactions, including an expansion of the covered transactions to include credit exposures related to derivatives, repurchase agreements and securities lending arrangements and an increase in the amount of time for which collateral requirements regarding covered transactions must be satisfied.
Loans to Insiders.   Further, the FRA places restrictions on extensions of credit that can by made by a depository institution to its directors, executive officers, and principal shareholders (or insiders) and to the insiders of its affiliates. Many of those restrictions also apply to the "related interests" of those insiders. For example, a bank is generally not permitted to extend credit to any insider of the bank, or insider of an affiliate, if the extension, when aggregated with all other outstanding extensions of credit to those insiders and their related interests, exceeds the bank's total unimpaired capital and unimpaired surplus. Extensions of credit to those insiders, and their related interests, that exceed certain specified amounts must receive the prior approval of the board of directors. Further, extensions of credit to insiders and their related interests must be made on terms substantially the same as offered in comparable transactions to other non-insiders, subject to an exception of extensions of credit made under a benefit or compensation program that is widely available to the depository institution’s employees that does not give preference to the insider over the employees. The FRA places additional limitations on extensions of credit to executive officers. In addition to enhancing restrictions on insider transactions, the Dodd-Frank Act increased the types of transactions with insiders subject to restrictions, including certain asset sales with insiders.
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
The FDIC has authority under federal law to appoint a conservator or receiver for an insured bank under limited circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” The FDIC may also appoint itself as conservator or receiver for an insured state non-member institution under specific circumstances on the basis of the institution’s financial condition or upon the occurrence of other events, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; and (4) insufficient capital, or the incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.
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
Connecticut has its own statutory counterpart to the CRA which is applicable to the Bank. The Connecticut version of CRA is generally similar to the federal version, but utilizes a five-tiered descriptive rating system. Connecticut law requires the Connecticut Department of Banking to consider, but not be limited to, a bank’s record of performance under the Connecticut CRA in considering any application by the Bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. In our most recent evaluation under Connecticut law the Bank received a CRA rating of “satisfactory”.

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
At the federal level, these laws include, among others, the following:

•
Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers (Connecticut chartered banks are generally exempt from the Federal Truth-in-Lending Act, but are otherwise subject to a substantially similar state Truth-in-Lending Act administered and enforced by the Connecticut Department of Banking);

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
Financial Modernization.   The Gramm-Leach-Bliley Act, or the GLBA, permits greater affiliation among banks, securities firms, insurance companies, and other companies under a type of financial services company known as a “financial holding company”. A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The GLBA also permits the Federal Reserve Board and the Treasury Department to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a “satisfactory” CRA rating. A financial holding company must provide notice to the Federal Reserve Board within 30 days after commencing activities previously determined by statute or by the Federal Reserve Board and Department of the Treasury to be permissible. We have not submitted notice to the Federal Reserve Board of intent to be deemed a financial holding company. However, we are not precluded from submitting a notice in the future should we wish to engage in activities only permitted to financial holding companies.
Privacy Requirements.   Under the GLBA, all financial institutions are required to establish policies and procedures to restrict the sharing of non-public customer data with non-affiliated parties and to protect customer data from unauthorized access. In addition, the Fair Credit Reporting Act of 1970, or FCRA, includes many provisions concerning national credit reporting standards and permits consumers, including customers of the Bank, to opt out of information-sharing for marketing purposes among affiliated companies. The Fair and Accurate Credit Transactions Act of 2004 amended certain provisions of the FCRA and requires banks and other financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The Bank currently has a privacy protection policy in place and believes such policy is in compliance with the regulations.
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
Title III of the USA PATRIOT Act of 2001 amended the BSA and incorporates anti-terrorist financing provisions into the requirements of the BSA and its implementing regulations. Among other things, the USA PATRIOT Act requires all financial institutions, including us, to institute and maintain a risk-based anti-money laundering compliance program that includes a customer identification program, provides for information sharing with law enforcement and between certain financial institutions by means of an exemption from the privacy provisions of the GLBA, prohibits U.S. banks and broker-dealers from maintaining accounts with foreign “shell” banks, establishes due diligence and enhanced due diligence requirements for certain foreign correspondent banking and foreign private banking accounts and imposes additional record keeping requirements for certain correspondent banking arrangements. The USA PATRIOT Act also grants broad authority to the Secretary of the Treasury to take actions to combat money laundering, and federal bank regulators are required to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve any application submitted by a financial institution.
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
Net Operating Loss Carryovers:   For the years ended 2018 and prior a corporation may carry back generated net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. For net operating losses arising in tax years after 2018, a corporation may not carryback the net operating loss but may carryforward such losses indefinitely, however the net operating loss deduction in a given year is limited to 80% of taxable income. At December 31, 2019, we had $2.3 million of net operating loss carryforwards for federal income tax purposes. The carryovers were transferred to the Company upon the merger with The Wilton Bank.
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
State Taxation
We are subject to the Connecticut corporation business tax. The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (7.5% for the fiscal years ending December 31, 2019 and 2018) to arrive at Connecticut income tax. We are also subject to state income tax in other states as a result of loan originations made in other states.
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
Our businesses and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States and to a lesser degree secondary effects of global geopolitical events. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium-term and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries, including uncertainty over the stability of the euro currency, could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may not be able to adequately measure and limit our credit risk, which could lead to unexpected losses.
The business of lending is inherently risky, including risks that the principal of or interest on any loan will not be repaid timely or at all or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. These risks may be affected by the strength of the borrower’s business sector and local, regional and national market and economic conditions. Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. Finally, many of our loans are made to middle-market businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers. A failure to effectively measure and limit the credit risk associated with our loan portfolio could have a material adverse effect on our business, financial condition, results of operations and future prospects.
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
A good number of our loans have been made to a small number of borrowers, resulting in a high concentration of large loans to certain borrowers. We have established an informal, internal lending limit to one relationship of up to 40% of unimpaired capital and allowance for loan losses, if secured by commercial real estate. A relationship in this instance is defined as loans made to different entities but with a shared borrower principal(s). For individual loans, limits are set so as not to exceed the statutory maximum of 15% of unimpaired capital and allowance for loan losses. However, we may, under certain circumstances, consider going above our internal limit in situations where we are confident that (1) the loan to value ratio, other characteristics or the structure of the loan is such that it is a lower risk than standard, (2) we will be able to sell to another institution some portion of the relationship debt as either a whole loan or participation, (3) there is sufficient diversification in the ownership structure of the proposed borrowing entity that the involvement of one party to whom we have extended other debt will not significantly negatively impact the proposed loan’s performance in a downturn or (4) the proposed loan is secured by particularly strong collateral, for example, a commercial real estate loan secured by real estate that has strong tenants with long-term leases, thereby reducing the reliance on the principals of the borrowing entity. As of December 31, 2019, our five largest relationships ranged in exposure from approximately $35.7 million to $87.0 million. In addition to other typical risks related to any loan, such as deterioration of the collateral securing the loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay a loan obligation(s) for any reason, our nonperforming loans and our allowance for loan losses could increase significantly, which could adversely and materially affect our business, financial condition and results of operations.
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
As of December 31, 2019, the majority of our loan portfolio was composed of commercial real estate loans. The sale of real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A decline in real estate values could impair the value of our collateral and our ability to sell the collateral upon any foreclosure, which would likely require us to increase our provision for loan losses. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. If we are required to re-value the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability could be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
We are subject to interest rate risk that could negatively impact our profitability.
Our profitability, like that of most financial institutions, depends to a large extent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest bearing liabilities, such as deposits and borrowings.
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
We conduct a majority of our operations in the New York metropolitan area, including Fairfield and New Haven Counties, Connecticut. A majority of the real estate loans in our loan portfolio are secured by properties located in the New York metropolitan area, including Fairfield and New Haven Counties. In addition, as of December 31, 2019, the majority of the loans in our loan portfolio (measured by dollar amount) were made to borrowers who live or conduct business in the New York metropolitan area. We compete against a number of financial institutions who maintain significant operations located outside of the New York metropolitan area and outside the State of Connecticut. Accordingly, any regional or local economic downturn, or natural or man-made disaster, that affects Connecticut or the New York metropolitan area or existing or prospective property or borrowers in Connecticut or the New York metropolitan area may affect us and our profitability more significantly and more adversely than our more geographically diversified competitors, which could cause a material adverse effect on our business, financial condition, results of operations and prospects.
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
As part of our management team’s growth strategy, we pursue a business plan focused on the development and growth of our franchise in our existing market and surrounding areas. In addition to pursuing organic growth, another element of our management team’s strategy will be to acquire other branches, whole financial institutions or related lines of business. We intend to actively seek potential acquisition opportunities. There are numerous risks that may make it difficult for us to execute this growth strategy and we cannot assure you that we will be successful in executing any part of our management team’s strategy. Challenges we will face include obtaining regulatory approvals with respect to acquisitions, assuring that we will not become subject to regulatory actions in the future that could restrict our growth, identifying appropriate targets for acquisitions, negotiating acquisitions on terms that are acceptable to us, and encountering competition for acquisitions from financial institutions and other entities with similar business strategies that have greater financial resources, relevant experience and more personnel than us. Accordingly, there can be no assurance that we will be successful in completing future acquisitions at all or on terms that are acceptable to us. Our ability to grow will be limited if we are unable to successfully make acquisitions in the future.
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
We necessarily collect, use and hold personal and financial information concerning individuals and businesses with which we have a banking relationship. Threats to data security, including unauthorized access and cyber-attacks, rapidly emerge and change, exposing us to additional costs for protection or remediation and competing time constraints to secure our data in accordance with customer expectations, statutory and regulatory privacy and other requirements. It is difficult or impossible to defend against every risk being posed by changing technologies, as well as criminal intent on committing cyber-crime. Increasing sophistication of cyber-criminals and terrorists make keeping up with new threats difficult and could result in a breach. Controls employed by our information technology department and our other employees and vendors could prove inadequate. We could also experience a breach due to intentional or negligent conduct on the part of employees or other internal sources, software bugs or other technical malfunctions, or other causes. As a result of any of these threats, our customer accounts may become vulnerable to account takeover schemes or cyber-fraud. Our systems and those of our third-party vendors may also become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses and malware.
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
LIBOR is used extensively in the United States as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2021. There is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. Other rates or benchmarks may perform differently than LIBOR. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding if LIBOR ceases to exist.
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
Compliance with the myriad of laws and regulations applicable to our organization can be difficult and costly. In addition, these laws, regulations and policies are subject to continual review by governmental authorities, and changes to these laws, regulations and policies, including changes in interpretation or implementation of these laws, regulations and policies, could affect us in substantial and unpredictable ways and often impose additional compliance costs. Further, any new laws, rules and regulations, could make compliance more difficult or expensive. All of these laws and regulations, and the supervisory framework applicable to our industry, could have a material adverse impact on our operations and activities, financial condition, results of operations, growth plans and future prospects.
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
We are subject to further reporting requirements under the rules of the FDIC for the year ended December 31, 2019 as the Bank’s total assets exceed $1.0 billion, including a requirement for management to prepare a report that contains an assessment by management of the Bank’s effectiveness of internal control structure and procedures for financial reporting as of the end of such fiscal year. In addition, we are required to obtain an independent public accountant’s attestation report concerning our internal control structure over financial reporting. The rules for management to assess the Bank’s internal controls over financial reporting are complex, and require significant documentation, testing and possible remediation. The effort to comply with regulatory requirements relating to internal controls cause us to incur increased expenses and a diversion of management’s time and other internal resources. If the Bank cannot favorably assess the effectiveness of its internal controls over financial reporting, or if its independent registered public accounting firm is unable to provide an unqualified attestation report on the Bank’s internal controls, the price of our common stock as well as investor confidence could be adversely affected and we may be subject to additional regulatory scrutiny.
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
We also lease office space for each of our branch offices in New Canaan, Stamford, Norwalk, Fairfield, Darien, Westport and North Haven, Connecticut. The leases for our facilities have terms expiring at dates ranging from 2020 to 2030, although certain of the leases contain options to extend beyond these dates. We own the Wilton and Hamden branch offices. We believe that our current facilities are adequate for our current level of operations. Each lease is at market rate based on similar properties in the applicable market area. Management continually evaluates its branch and other office locations for opportunities to maximize cost savings while meeting our growth needs and the needs of our customers.
Our branch offices are located as follows:

Branch	Address	Owned or Leased
Elm Street	208 Elm Street New Canaan, CT 06840	Lease (expires 2021)
Cherry Street	156 Cherry Street New Canaan, CT 06840	Lease (expires 2021)
Bedford	612 Bedford Street Stamford, CT 06901	Lease (expires 2020)
High Ridge	1095 High Ridge Road Stamford, CT 06905	Lease (expires 2028)
Black Rock	2220 Black Rock Turnpike Fairfield, CT 06825	Lease (expires 2024)
Sasco Hill	One Sasco Hill Road Fairfield, CT 06824	Lease (expires 2024)
Wilton	47 Old Ridgefield Road Wilton, CT 06897	Own
Norwalk	370 Westport Avenue Norwalk, CT 06851	Lease (expires 2030)
Hamden	2704 Dixwell Avenue Hamden, CT 06518	Own
North Haven	24 Washington Avenue North Haven, CT 06473	Lease (expired 2019 - currently month-to-month)
Westport	100 Post Road East Westport, CT 06880	Lease (expires 2028)
Darien	1065 Post Road Darien, CT 06820	Lease (expires 2028)

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
There were approximately 289 shareholders of record of BWFG Common Stock as of December 31, 2019. This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms or other nominees.
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
Issuer Purchases of Equity Securities
The following table includes information with respect to repurchases of the Company’s Common Stock during the three‑month period ended December 31, 2019 under the Company’s share repurchase program.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2019 - October 31, 2019	—	$—	—	365,832
November 1, 2019 - November 30, 2019	—	—	—	365,832
December 1, 2019 - December 31, 2019	—	—	—	365,832
Total	—	$—	—	365,832

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

Index	5/15/2014	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Bankwell Financial Group, Inc.	100.00	116.67	110.28	180.56	190.78	159.50	160.22
Nasdaq Composite Index	100.00	116.39	123.05	132.29	169.65	163.06	220.50
Nasdaq Bank Index	100.00	109.89	117.17	158.21	163.76	134.44	162.99
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
Item 6.    Selected Financial Data
The following table sets forth selected consolidated financial data as of the dates and for the periods presented. The selected consolidated balance sheet data as of December 31, 2019 and 2018 and the selected consolidated statement of income data for the years ended December 31, 2019, 2018 and 2017 have been derived mainly from our audited consolidated financial statements and related notes that we have included elsewhere in this Annual Report. The selected consolidated balance sheet data as of December 31, 2017, 2016 and 2015 and the selected consolidated statement of income data for the years ended December 31, 2016 and 2015 has been derived mainly from audited consolidated financial statements that are not presented in this Annual Report.
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

Selected Financial Data

	At or For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share data)
Statements of Income:
Interest income	$82,948	$80,064	$71,201	$60,990	$50,754
Interest expense	29,187	23,738	16,837	11,898	7,966
Net interest income	53,761	56,326	54,364	49,092	42,788
Provision for loan losses	437	3,440	1,341	3,914	3,230
Net interest income after provision for loan losses	53,324	52,886	53,023	45,178	39,558
Noninterest income	5,244	3,900	4,629	2,676	3,484
Noninterest expense	35,626	35,633	32,523	29,544	29,171
Income before income tax	22,942	21,153	25,129	18,310	13,871
Income tax expense	4,726	3,720	11,299	5,960	4,841
Net income	18,216	17,433	13,830	12,350	9,030
Net income attributable to common shareholders	$18,216	$17,433	$13,830	$12,350	$8,905
Per Share Data:
Basic earnings per share	$2.32	$2.23	$1.80	$1.64	$1.23
Diluted earnings per share	$2.31	$2.21	$1.78	$1.62	$1.21
Book value per share (end of period)(a)	23.51	22.43	20.98	19.39	17.87
Tangible book value per share (end of period)(a)(b)	23.15	22.06	20.59	18.98	17.43
Dividend payout ratio(f)	22.51%	21.72%	15.73%	13.58%	4.13%
Shares outstanding (end of period)(a)	7,757,828	7,764,647	7,676,238	7,524,069	7,372,968
Weighted average shares outstanding–basic	7,757,355	7,722,175	7,572,409	7,396,019	7,071,550
Weighted average shares outstanding–diluted	7,784,631	7,775,480	7,670,413	7,491,052	7,140,558
Performance Ratios:
Return on average assets(c)	0.97%	0.94%	0.80%	0.85%	0.75%
Return on average common shareholders’ equity	10.20%	10.19%	8.93%	8.94%	6.67%
Return on average shareholders’ equity(c)	10.20%	10.19%	8.93%	8.94%	6.76%
Average shareholders’ equity to average assets	9.53%	9.24%	8.97%	9.47%	11.08%
Net interest margin	3.03%	3.18%	3.30%	3.54%	3.77%
Efficiency ratio(b)	60.2%	59.2%	54.9%	56.5%	62.3%
Asset Quality Ratios:
Total past due loans to total loans(d)	0.77%	0.78%	1.67%	0.47%	0.51%
Nonperforming loans to total loans(d)	0.66%	0.88%	0.36%	0.22%	0.33%
Nonperforming assets to total assets(e)	0.56%	0.75%	0.31%	0.20%	0.38%
Allowance for loan losses to nonperforming loans	127.59%	109.80%	344.90%	612.26%	373.76%
Allowance for loan losses to total loans(d)	0.84%	0.96%	1.23%	1.32%	1.23%
Net charge-offs (recoveries) to average loans(d)	0.15%	0.44%	0.03%	0.01%	(0.01)%
Statements of Financial Condition:
Total assets	$1,882,182	$1,873,665	$1,796,607	$1,628,919	$1,330,372
Gross portfolio loans(d)	1,604,484	1,604,726	1,543,016	1,365,939	1,147,513
Investment securities	100,865	116,584	113,767	104,610	50,807
Deposits	1,491,903	1,502,244	1,398,405	1,289,037	1,046,942
FHLB borrowings	150,000	160,000	199,000	160,000	120,000
Subordinated debt	25,207	25,155	25,103	25,051	25,000
Total equity	182,397	174,196	161,027	145,895	131,769
Capital Ratios:
Tier 1 capital to average assets
Bankwell Bank	10.99%	10.14%	9.61%	10.10%	10.84%
Tier 1 capital to risk-weighted assets
Bankwell Bank	12.53%	11.56%	10.99%	11.59%	12.18%
Total capital to risk-weighted assets
Bankwell Bank	13.35%	12.50%	12.19%	12.85%	13.39%
Total shareholders’ equity to total assets	9.69%	9.30%	8.96%	8.96%	9.90%
Tangible common equity ratio(b)	9.56%	9.16%	8.81%	8.78%	9.68%

(a)	Excludes preferred stock and unvested restricted stock awards.

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

(f)
The Company paid its first quarterly dividend to shareholders in the fourth quarter of 2015. The dividend payout ratio is calculated as follows: dividends per share divided by diluted earnings per share.

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
Efficiency ratio is defined as non-interest expenses, less merger and acquisition related expenses, other real estate owned expenses and amortization of intangible assets, divided by our operating revenue, which is equal to net interest income plus non-interest income excluding gains and losses on sales of securities and gains and losses on other real estate owned. In our judgment, the adjustments made to operating revenue allow investors and analysts to better assess our operating expenses in relation to our core operating revenue by removing the volatility that is associated with certain one-time items and other discrete items that are unrelated to our core business.
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

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share data)
Efficiency Ratio
Noninterest expense	$35,626	$35,633	$32,523	$29,544	$29,171
Less: other real estate owned expenses	37	—	70	157	168
Less: Amortization of intangibles	75	92	118	151	196
Less: merger and acquisition expenses	—	—	—	—	2
Adjusted noninterest expense (numerator)	$35,514	$35,541	$32,335	$29,236	$28,805
Net interest income	$53,761	$56,326	$54,364	$49,092	$42,788
Noninterest income	5,244	3,900	4,629	2,676	3,484
Adjustments for: gains/(losses) on sales of securities	76	222	165	(115)	—
Adjustments for: (losses) gains on sale of other real estate owned	(102)	—	(78)	128	—
Adjusted operating revenue (denominator)	$59,031	$60,004	$58,906	$51,755	$46,272
Efficiency ratio	60.2%	59.2%	54.9%	56.5%	62.3%
Tangible Common Equity and Tangible Common Equity/Tangible Assets
Total shareholders’ equity	$182,397	$174,196	$161,027	$145,895	$131,769
Less: preferred stock	—	—	—	—	—
Common shareholders’ equity	182,397	174,196	161,027	145,895	131,769
Less: Intangible assets	2,803	2,879	2,971	3,090	3,241
Tangible Common shareholders’ equity	$179,594	$171,317	$158,056	$142,805	$128,528
Total assets	$1,882,182	$1,873,665	$1,796,607	$1,628,919	$1,330,372
Less: Intangible assets	2,803	2,879	2,971	3,090	3,241
Tangible assets	$1,879,379	$1,870,786	$1,793,636	$1,625,829	$1,327,131
Tangible common shareholders’ equity to tangible assets	9.56%	9.16%	8.81%	8.78%	9.68%
Tangible Book Value per Share
Total shareholders’ equity	$182,397	$174,196	$161,027	$145,895	$131,769
Less: preferred stock	—	—	—	—	—
Common shareholders’ equity	182,397	174,196	161,027	145,895	131,769
Less: Intangible assets	2,803	2,879	2,971	3,090	3,241
Tangible common shareholders’ equity	$179,594	$171,317	$158,056	$142,805	$128,528
Common shares issued	7,868,803	7,842,271	7,751,424	7,620,663	7,516,291
Less: shares of unvested restricted stock	110,975	77,624	75,186	96,594	143,323
Common shares outstanding	7,757,828	7,764,647	7,676,238	7,524,069	7,372,968
Book value per share	$23.51	$22.43	$20.98	$19.39	$17.87
Less: effects of intangible assets	0.36	0.37	0.39	0.41	0.44
Tangible Book Value per Common Share	$23.15	$22.06	$20.59	$18.98	$17.43
Total Revenue
Net interest income	$53,761	$56,326	$54,364	$49,092	$42,788
Add: noninterest income	5,244	3,900	4,629	2,676	3,484
Total Revenue	$59,005	$60,226	$58,993	$51,768	$46,272
Noninterest income as a percentage of total revenue	8.89%	6.48%	7.85%	5.17%	7.53%
Return on Average Common Shareholders’ Equity
Net Income Attributable to Common Shareholders	$18,216	$17,433	$13,830	$12,350	$8,905
Total average shareholders’ equity	$178,510	$171,024	$154,929	$138,131	$133,553
Less: average preferred stock	—	—	—	—	—
Average Common Shareholders’ Equity	178,510	171,024	154,929	138,131	133,553
Return on Average Common Shareholders’ Equity	10.20%	10.19%	8.93%	8.94%	6.67%

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

Key Financial Measures

	Key Financial Measures(a)
	At or For the Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands, except per share data)
Selected balance sheet measures:
Total assets	$1,882,182	$1,873,665	$1,796,607
Gross portfolio loans	1,604,484	1,604,726	1,543,016
Deposits	1,491,903	1,502,244	1,398,405
FHLB borrowings	150,000	160,000	199,000
Subordinated debt	25,207	25,155	25,103
Total equity	182,397	174,196	161,027
Selected statement of income measures:
Total revenue(c)	59,005	60,226	58,993
Net interest income before provision for loan losses	53,761	56,326	54,364
Income before income tax expense	22,942	21,153	25,129
Net income	18,216	17,433	13,830
Basic earnings per share	$2.32	$2.23	$1.80
Diluted earnings per share	$2.31	$2.21	$1.78

	Key Financial Measures(a)
	At or For the Years Ended December 31,
	2019	2018	2017

Other financial measures and ratios:
Return on average assets	0.97%	0.94%	0.80%
Return on average common shareholders’ equity(c)	10.20%	10.19%	8.93%
Net interest margin	3.03%	3.18%	3.30%
Efficiency ratio(c)	60.2%	59.2%	54.9%
Tangible book value per share (end of period)(c)(d)	$23.15	$22.06	$20.59
Net charge-offs to average loans(b)	0.15%	0.44%	0.03%
Nonperforming assets to total assets(e)	0.56%	0.75%	0.31%
Allowance for loan losses to nonperforming loans	127.59%	109.80%	344.90%
Allowance for loan losses to total loans(b)	0.84%	0.96%	1.23%

(a)
We have derived the selected balance sheet measures as of December 31, 2019 and 2018 and the selected statement of income measures for the years ended December 31, 2019, 2018 and 2017 from our audited consolidated financial statements included elsewhere in this annual report. Average balances have been computed using daily averages. Our historical results may not be indicative of our results for any future period.

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
Loss allocations are identified for individual loans deemed to be impaired in accordance with GAAP. Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreements, including nonaccrual loans and all loans restructured in a troubled debt restructuring. Impaired loans do not include large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. Impairment is measured on a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or if the loan is collateral dependent, at the fair value of the collateral less costs to sell. For collateral dependent loans, management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of circumstances associated with the property.
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
Loss allocations for non-impaired loans are based on an internal rating system and the application of loss allocation factors. The loan rating system is described under the caption “Credit quality indicators” in Note 5 of the Notes to Consolidated Financial Statements. The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral. The loss allocation factors also take into account general and regional economic statistics, trends, and portfolio characteristics such as the age of the portfolio and the Bank’s experience with a particular loan product. We periodically reassess and adjust the loss allocation factors used in the assignment of loss factors that we believe are not adequately presented in historical loss experience including trends in real estate values, changes in unemployment levels and increases in delinquency levels to appropriately reflect our analysis of migratory loss experience.
Because the methodology is partly based upon peer bank data and trends, current economic data as well as management’s judgment, factors may arise that result in different estimations. Adversely different conditions or assumptions could lead to increases in the allowance. In addition, various regulatory agencies periodically review the allowance for loans losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination. As of December 31, 2019, management believes that the allowance is adequate and consistent with asset quality and delinquency indicators.

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
The Company also has derivatives not designated as hedges. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain loan customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.
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

Earnings and Performance Overview
2019 Earnings Overview
Our net income for the year ended December 31, 2019 was $18.2 million, an increase of $0.8 million, or 4.5%, compared to the year ended December 31, 2018. Net income available to common shareholders for the year ended December 31, 2019 was $18.2 million, or $2.31 per diluted share, compared to net income available to common shareholders of $17.4 million, or $2.21 per diluted share for the year ended December 31, 2018. Our returns on average shareholders' equity and average assets for the year ended December 31, 2019, were 10.20% and 0.97%, respectively, compared to 10.19% and 0.94%, respectively for the year ended December 31, 2018.
The increase in net income for 2019 compared to 2018 was primarily due to elevated loan prepayments and a decline in loan charge-offs in 2019 when compared to 2018. Net interest income for the year ended December 31, 2019 was $53.8 million, a decrease of $2.6 million compared to the year ended December 31, 2018. Our net interest margin decreased 15 basis points to 3.03% for the year ended December 31, 2019 compared to the year ended December 31, 2018 reflecting higher rates on interest bearing deposits. The decline in the net interest margin was partially offset by incremental fees from loan prepayments.
Our efficiency ratio was 60.2% for the year ended December 31, 2019 compared to 59.2% for the year ended December 31, 2018. The increase in the efficiency ratio was primarily a result of decreased revenues when compared to the year ended December 31, 2018.
2018 Earnings Overview
Our net income for the year ended December 31, 2018 was $17.4 million, an increase of $3.6 million, or 26.1%, compared to the year ended December 31, 2017. Net income available to common shareholders for the year ended December 31, 2018, was $17.4 million, or $2.21 per diluted share, compared to net income available to common shareholders of $13.8 million, or $1.78 per diluted share, for the year ended December 31, 2017. Our returns on average shareholders' equity and average assets for the year ended December 31, 2018, were 10.19% and 0.94%, respectively, compared to 8.93% and 0.80%, respectively for the year ended December 31, 2017.
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

Year ended December 31, 2019 compared to year ended December 31, 2018
FTE net interest income for the years ended December 31, 2019 and 2018 was $54.0 million and $56.6 million, respectively. Net interest income decreased due to higher rates on interest bearing deposits.
FTE basis interest income for the year ended December 31, 2019 increased by $2.9 million to $83.2 million, or 4%, compared to FTE basis interest income for the year ended December 31, 2018 due primarily to fees recognized from elevated loan prepayments. Loan prepayment fees totaled $2.7 million for the year ended December 31, 2019 compared to $1.3 million for the same period in 2018. Average interest earning assets were $1.8 billion for the year ended December 31, 2019, decreasing by $2.6 million, or 0.1%, from the year ended December 31, 2018. The average balance of total loans decreased $2.8 million, or 0.2%. The total average balance of securities for the year ended December 31, 2019 decreased by $6.0 million, or 5%, from the year ended December 31, 2018. The total yield in earnings assets increased to 4.61% at December 31, 2019, compared to 4.45% at December 31, 2018. The increase in yield was primarily driven by an increase in income earned resulting from loan prepayments.
Interest expense for the year ended December 31, 2019 increased by $5.4 million, or 23%, compared to interest expense for 2018 due to an increase in rates on interest bearing deposits. Although deposit costs started to decline in the second half of 2019, the weighted average cost of deposits for all of 2019 increased 40 basis points to 1.87% due to an increase in market rates and our desire to attract additional deposits. The weighted average cost of borrowed money increased by 32 basis points to 2.53%. Average interest bearing liabilities for the year ended December 31, 2019 decreased by $7.7 million, or 0.5%, from the year ended December 31, 2018, primarily due to lower average balances in borrowed money.
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

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential
The following table below presents the average balances and yields earned on interest-earning assets and average balances and weighted average rates paid on our funding liabilities for the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
	2019			2018			2017
	Average Balance	Interest	Yield/ Rate(5)	Average Balance	Interest	Yield/ Rate(5)	Average Balance	Interest	Yield/ Rate(5)
	(Dollars in thousands)
Assets:
Cash and fed funds sold	$85,678	$1,859	2.17%	$77,923	$1,428	1.84%	$85,308	$790	0.93%
Securities(1)	112,336	3,526	3.14	118,311	3,686	3.12	108,775	3,830	3.52
Loans:
Commercial real estate	1,067,290	50,818	4.70	1,014,255	47,967	4.66	907,223	41,638	4.53
Residential real estate	165,384	6,367	3.85	189,121	7,016	3.71	194,344	6,983	3.51
Construction(2)	85,591	4,538	5.23	90,773	4,667	5.07	107,752	5,195	4.75
Commercial business	255,779	15,599	6.01	282,425	15,037	5.25	253,868	12,981	5.04
Consumer	258	17	6.70	481	28	5.88	1,227	44	3.62
Total loans	1,574,302	77,339	4.85	1,577,055	74,715	4.67	1,464,414	66,841	4.50
Federal Home Loan Bank stock	7,502	473	6.31	9,177	517	5.63	8,486	337	3.97
Total earning assets	1,779,818	$83,197	4.61%	1,782,466	$80,346	4.45%	1,666,983	$71,798	4.25%
Other assets	92,663			68,002			60,904
Total assets	$1,872,481			$1,850,468			$1,727,887
Liabilities and shareholders’ equity:
Interest bearing liabilities:
NOW	$62,254	$128	0.21%	$60,410	$157	0.26%	$57,712	$93	0.16%
Money market	439,867	7,139	1.62	482,886	6,431	1.33	404,848	3,427	0.85
Savings	177,854	2,968	1.67	124,214	1,649	1.33	102,915	763	0.74
Time	637,515	14,463	2.27	619,448	10,714	1.73	633,260	8,411	1.33
Total interest bearing deposits	1,317,490	24,698	1.87	1,286,958	18,951	1.47	1,198,735	12,694	1.03
Borrowed money	175,267	4,489	2.53	213,546	4,787	2.21	194,875	4,143	2.10
Total interest bearing liabilities	1,492,757	$29,187	1.96%	1,500,504	$23,738	1.58%	1,393,610	$16,837	1.21%
Noninterest bearing deposits	172,192			166,566			169,250
Other liabilities	29,022			12,374			10,098
Total liabilities	1,693,971			1,679,444			1,572,958
Shareholders’ equity	178,510			171,024			154,929
Total liabilities and shareholders’ equity	$1,872,481			$1,850,468			$1,727,887
Net interest income(3)		$54,010			$56,608			$54,961
Interest rate spread			2.65%			2.87%			3.04%
Net interest margin(4)			3.03%			3.18%			3.30%

(1)	Average balances and yields for securities are based on amortized cost.

(2)	Includes commercial and residential real estate construction loans.

(3)
The adjustment for securities and loans taxable equivalency was $249 thousand, $282 thousand and $597 thousand, respectively, for the years ended December 31, 2019, 2018 and 2017. Tax exempt income was converted to a fully taxable equivalent basis at a 20 percent tax rate for 2019 and 2018 and a 30 percent tax rate for 2017.

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

	Year Ended December 31, 2019 vs 2018 Increase (Decrease)			Year Ended December 31, 2018 vs 2017 Increase (Decrease)
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest and dividend income:
Cash and fed funds sold	$152	$279	$431	$(74)	$712	$638
Securities	(187)	27	(160)	319	(463)	(144)
Loans:
Commercial real estate	2,523	328	2,851	5,031	1,298	6,329
Residential real estate	(906)	257	(649)	(190)	223	33
Construction	(272)	143	(129)	(857)	329	(528)
Commercial business	(1,498)	2,060	562	1,504	552	2,056
Consumer	(15)	4	(11)	(35)	19	(16)
Total loans	(168)	2,792	2,624	5,453	2,421	7,874
Federal Home Loan Bank stock	(101)	57	(44)	29	151	180
Total change in interest and dividend income	$(304)	$3,155	$2,851	$5,727	$2,821	$8,548
Interest expense:
Deposits:
NOW	$5	$(34)	$(29)	$5	$59	$64
Money market	(609)	1,317	708	756	2,248	3,004
Savings	827	492	1,319	184	702	886
Time	321	3,428	3,749	(187)	2,490	2,303
Total deposits	544	5,203	5,747	758	5,499	6,257
Borrowed money	(925)	627	(298)	411	233	644
Total change in interest expense	(381)	5,830	5,449	1,169	5,732	6,901
Change in net interest income	$77	$(2,675)	$(2,598)	$4,558	$(2,911)	$1,647
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
The provision for loan losses for the year ended December 31, 2019 was $0.4 million compared to a $3.4 million provision for loan losses for the year ended December 31, 2018. The decrease in the provision for loan losses was largely driven by a decline in loan charge-offs in 2019 when compared to 2018.

Noninterest Income
Noninterest income is a component of our revenue and is comprised primarily of fees generated from loan and deposit relationships with our customers, fees generated from sales and referrals of loans, income earned on bank owned life insurance and gains on sales of investment securities. The following table compares noninterest income for the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,			2019/2018 Change		2018/2017 Change
	2019	2018	2017	$	%	$	%
	(Dollars in thousands)
Gains and fees from sales of loans	$1,791	$984	$1,427	$807	82%	$(443)	(31)%
Service charges and fees	1,023	1,090	1,007	(67)	(6)	83	8
Bank owned life insurance	1,008	1,057	1,170	(49)	(5)	(113)	(10)
Net gain on sale of available for sale securities	76	222	165	(146)	(66)	57	35
Loss on sale of other real estate owned, net	(102)	—	(78)	(102)	N/A	78	(100)
Other	1,448	547	938	901	165	(391)	(42)
Total noninterest income	$5,244	$3,900	$4,629	$1,344	34%	$(729)	(16)%
Year ended December 31, 2019 compared to year ended December 31, 2018
Noninterest income totaled $5.2 million for the year ended December 31, 2019, compared to $3.9 million for the year ended December 31, 2018. The increase in noninterest income was primarily driven by an increase in gains and fees from the sales of loans and to a lesser degree loan related interest rate swap fees recorded in other income.
Gains and fees from sales of loans.  During the year ended December 31, 2019, the Company recorded $1.8 million in gains and fees from sales of loans. For the year ended December 31, 2018, gains and fees from sales of loans totaled $1.0 million. The increase was driven by a higher volume of loans sold for the year ended December 31, 2019 compared to the same period in 2018.
Other.   We recorded other income of $1.4 million during the year ended December 31, 2019, an increase of $0.9 million compared to the year ended December 31, 2018. The increase is primarily related to loan related interest rate swap fees.
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

Noninterest Expense
The following table compares noninterest expense for the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,			2019/2018 Change		2018/2017 Change
	2019	2018	2017	$	%	$	%
	(Dollars in thousands)
Salaries and employee benefits	$19,434	$18,973	$16,284	$461	2%	$2,689	17%
Occupancy and equipment	7,594	6,790	6,165	804	12	625	10
Data processing	2,067	2,033	1,866	34	2	167	9
Professional services	1,857	2,103	2,072	(246)	(12)	31	1
Marketing	971	1,587	1,193	(616)	(39)	394	33
Director fees	863	1,044	912	(181)	(17)	132	14
Amortization of intangibles	75	92	118	(17)	(18)	(26)	(22)
FDIC insurance	74	779	1,116	(705)	(91)	(337)	(30)
Other	2,691	2,232	2,797	459	21	(565)	(20)
Total noninterest expense	$35,626	$35,633	$32,523	$(7)	—%	$3,110	10%
Year ended December 31, 2019 compared to year ended December 31, 2018
Noninterest expense remained flat, totaling $35.6 million for the years ended December 31, 2019 and 2018.
Salaries and employee benefits. Salaries and employee benefits increased by $0.5 million, or 2%, for the year ended December 31, 2019 compared to the year ended December 31, 2018, largely reflecting an increase in full time equivalent employees and a reduction in deferred loan origination costs. Average full time equivalent employees totaled 150 in 2019 compared to 144 in 2018.
Occupancy and equipment. Occupancy and equipment expense increased by $0.8 million, or 12%, for the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase was primarily associated with a full year of expenses from the prior year's branch expansion and additional investment in technology.
FDIC Insurance. FDIC insurance expense decreased $0.7 million for the year ended December 31, 2019 compared to the same period in 2018 driven by a credit received during the quarter ended September 30, 2019.
Year ended December 31, 2018 compared to year ended December 31, 2017
Noninterest expense was $35.6 million for the year ended December 31, 2018, compared to $32.5 million for the year ended December 31, 2017. The increase of $3.1 million, or 10%, was primarily driven by an increase in salaries and employee benefits and occupancy and equipment expenses.
Salaries and employee benefits. Salaries and employee benefits increased by $2.7 million, or 17%, for the year ended December 31, 2018 compared to the year ended December 31, 2017, largely reflecting an increase in full time equivalent employees and a reduction in deferred loan origination costs as a result of lower loan volume. The increase in full time equivalent employees is in line with year over year business growth and driven by staffing for the three new branch locations. Average full time equivalent employees totaled 144 in 2018 compared to 134 in 2017.
Occupancy and equipment.   Occupancy and equipment expense increased by $0.6 million, or 10%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in occupancy and equipment expense was primarily driven by expenditures associated with the opening of the new branch locations and improvements of existing infrastructure.

Income Taxes
Income tax expense for the years ended December 31, 2019, 2018 and 2017 totaled $4.7 million, $3.7 million and $11.3 million, respectively. The effective tax rates for the years ended December 31, 2019, 2018 and 2017, were 20.6%, 17.6% and 45.0%, respectively. The decrease in the effective tax rate for the year ended December 31, 2018 was primarily due to the tax law change enacted in 2017.
Our net deferred tax asset at December 31, 2019, was $5.8 million, compared to $4.3 million, at December 31, 2018. The increase in the deferred tax asset at December 31, 2019 is primarily a result of unrealized losses on derivatives.
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
Financial Condition
Summary
Total assets and gross loans remained relatively flat for the period ended December 31, 2019 when compared to the same period in 2018, totaling $1.9 billion and $1.6 billion, respectively. However, gross loans grew at an annualized rate of 10% during the fourth quarter of 2019 when compared to the third quarter of 2019.
Total liabilities also remained relatively flat at December 31, 2019 when compared to the same period in 2018, totaling $1.7 billion. However, deposits grew at an annualized rate of 6% during the fourth quarter of 2019 when compared to the third quarter of 2019, which includes strong growth in noninterest bearing deposits. Shareholders’ equity totaled $182.4 million at December 31, 2019, an increase of $8.2 million compared to December 31, 2018, largely due to net income for the year ended December 31, 2019 of $18.2 million, offset by dividends paid of $4.1 million, stock repurchases of $1.0 million and a $6.5 million unfavorable impact to accumulated other comprehensive income, driven by fair value marks related to hedge positions involving interest rate swaps. The interest rate swaps are primarily used to hedge interest rate risk in relation to our funding sources. The Company's current derivative positions will cause a decrease in other comprehensive income in a falling interest rate environment and an increase in a rising interest rate environment. The Bank exceeded the regulatory minimum capital levels to be considered well-capitalized with total risk-based capital of 13.35%, tier 1 risk-based capital of 12.53% and tier 1 capital to average assets ratio of 10.99% at December 31, 2019.
Loan Portfolio
We originate commercial real estate loans, construction loans, commercial business loans and other consumer loans. Lending activities are conducted principally in the New York metropolitan area and throughout Connecticut, with the majority in Fairfield and New Haven Counties of Connecticut. Our loan portfolio is the largest category of our earnings assets.
The following table compares the composition of our loan portfolio for the dates indicated:

	2019		2018		Change
	Total	%	Total	%	Total
	(Dollars in thousands)
Real estate loans:
Residential	$147,109	9.17%	$178,079	11.10%	$(30,970)
Commercial	1,128,614	70.34	1,094,066	68.18	34,548
Construction	98,583	6.14	73,191	4.56	25,392
	1,374,306	85.65	1,345,336	83.84	28,970
Commercial business	230,028	14.34	258,978	16.14	(28,950)
Consumer	150	0.01	412	0.02	(262)
Total loans	$1,604,484	100.00%	$1,604,726	100.00%	$(242)
Primary loan categories
Residential real estate.   Residential real estate loans decreased by $31.0 million, or 17.4%, at December 31, 2019 compared to December 31, 2018 and amounted to $147.1 million, representing 9% of total loans at December 31, 2019. In the fourth quarter of 2017, management made the strategic decision to no longer originate residential mortgage loans.

Commercial real estate.   Commercial real estate loans were $1.1 billion and represented 70% of our total loan portfolio at December 31, 2019, a net increase of $34.5 million, or 3.2%, from December 31, 2018. Commercial real estate loan growth during this period largely reflects strong production from experienced relationship managers in the marketplace and their ability to source quality opportunities, and enhanced lending to existing customers. Commercial real estate loans are secured by a variety of property types, including office buildings, retail facilities, commercial mixed use and multi-family dwellings.
Construction.   Construction loans were $98.6 million at December 31 2019, up $25.4 million from December 31, 2018. Construction loans totaled $73.2 million at December 31, 2018. Commercial construction loans consist of commercial development projects, such as apartment buildings and condominiums, as well as office buildings, retail and other income producing properties and land loans.
Commercial business.   Commercial business loans were $230.0 million and represented 14% of our total loan portfolio at December 31, 2019, compared to $259.0 million and 16% of the total portfolio at December 31, 2018. Commercial business loans primarily provide working capital, equipment financing, financing for leasehold improvements and financing for expansion and are generally secured by assignments of corporate assets, real estate and personal guarantees of the business owners.
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
The following table presents an analysis of the maturity of our commercial real estate, commercial construction and commercial business loan portfolios as of December 31, 2019.

	December 31, 2019
	Commercial Real Estate	Commercial Construction	Commercial Business	Total
	(In thousands)
Amounts due:
One year or less	$32,828	$16,500	$25,108	$74,436
After one year:
One to five years	478,156	63,440	108,488	650,084
Over five years	617,630	18,643	96,432	732,705
Total due after one year	1,095,786	82,083	204,920	1,382,789
Total	$1,128,614	$98,583	$230,028	$1,457,225
The following table presents an analysis of the interest rate sensitivity of our commercial real estate, commercial construction and commercial business loan portfolios due after one year as of December 31, 2019.

	December 31, 2019
	Adjustable Interest Rate	Fixed Interest Rate	Total
	(In thousands)
Commercial real estate	$313,473	$782,313	$1,095,786
Commercial construction	32,330	49,753	82,083
Commercial business	123,475	81,445	204,920
Total loans due after one year	$469,278	$913,511	$1,382,789
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
The Company has established credit policies applicable to each type of lending activity in which it engages. The Company evaluates the creditworthiness of each customer and extends credit of up to 80% of the market value of the collateral, depending on the borrower's creditworthiness and the type of collateral. The borrower’s ability to service the debt is monitored on an ongoing basis. Real estate is the primary form of collateral. Other important forms of collateral are business assets, time deposits and marketable securities. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment for commercial loans, to be based on the borrower’s ability to generate continuing cash flows. In the fourth quarter of 2017 management made the strategic decision to no longer originate residential mortgage loans. At the beginning of the third quarter of 2019, the Company no longer offered home equity loans or lines of credit. The Company’s policy for residential lending generally required that the amount of the loan may not exceed 80% of the original appraised value of the property. In certain situations, the amount may have exceeded 80% LTV either with private mortgage insurance being required for that portion of the residential loan in excess of 80% of the appraised value of the property or where secondary financing is provided by a housing authority program second mortgage, a community’s low/moderate income housing program, or a religious or civic organization.
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
Nonperforming Assets.   Nonperforming assets include nonaccrual loans and property acquired through foreclosures or repossession. The following table presents nonperforming assets and additional asset quality data for the dates indicated:

	At December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
Residential	$1,560	$3,812	$1,590	$1,612	$1,365
Commercial	5,222	5,950	3,371	446	1,264
Commercial business	3,806	4,320	520	538	1,160
Consumer	—	—	—	341	2
Total nonaccrual loans	10,588	14,082	5,481	2,937	3,791
Property acquired through foreclosure or repossession, net	—	—	—	272	1,248
Total nonperforming assets	$10,588	$14,082	$5,481	$3,209	$5,039
Nonperforming assets to total assets	0.56%	0.75%	0.31%	0.20%	0.38%
Nonperforming loans to total loans	0.66%	0.88%	0.36%	0.22%	0.33%
Total past due loans to total loans	0.77%	0.78%	1.67%	0.47%	0.51%

Nonperforming assets and Nonaccrual loans totaled $10.6 million and represented 0.56% of total assets at December 31, 2019, compared to $14.1 million and 0.75% of total assets at December 31, 2018. The Company continues to work on the resolution of the previously disclosed large nonperforming lending relationship. Progress to date has been in line with the Company's estimates and, during the fourth quarter of 2019, the Company submitted a claim to the Small Business Administration ("SBA") to recover the remaining balance of $1.9 million, representing 10 basis points of the total nonperforming assets to total assets ratio of 0.56%. The allowance for loan losses was $13.5 million, representing 0.84% of total gross loans at December 31, 2019 and $15.5 million, representing 0.96% of total gross loans at December 31, 2018. There was no other real estate owned at December 31, 2019 or 2018.
Nonaccrual Loans.   Loans greater than 90 days past due are put on nonaccrual status (excluding certain acquired credit impaired loans). Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful. Interest previously accrued, but uncollected, is reversed against current period income. Subsequent payments are recognized on a cash basis or principal recapture basis depending on a number of factors including probability of collection and if impairment is identified. A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt. At December 31, 2019 and 2018, there were no commitments to lend additional funds to any borrower on nonaccrual status.
Past Due Loans.   When a loan is 15 days past due, the Company sends the borrower a late notice. The Company attempts to contact the borrower by phone if the delinquency is not corrected promptly after the notice has been sent. When the loan is 30 days past due, the Company mails the borrower a letter reminding the borrower of the delinquency, and attempts to contact the borrower personally to determine the reason for the delinquency and ensure the borrower understands the terms of the loan. If necessary, after the 90th day of delinquency, the Company may take other appropriate legal action. A summary report of all loans 30 days or more past due is provided to the Board of Directors of the Company periodically. Loans greater than 90 days past due are generally put on nonaccrual status. A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt. A loan is considered to be no longer delinquent when timely payments are made for a period of at least six months (one year for loans providing for quarterly or semi-annual payments) by the borrower in accordance with the contractual terms.
The following table presents past due loans as of December 31, 2019 and 2018:

	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due
	(In thousands)
As of December 31, 2019
Residential real estate	$—	$943	$281	$1,224
Commercial real estate	355	—	5,935	6,290
Construction	1,357	—	—	1,357
Commercial business	—	—	3,455	3,455
Total loans	$1,712	$943	$9,671	$12,326
As of December 31, 2018
Residential real estate	$994	$—	$2,203	$3,197
Commercial real estate	668	133	4,386	5,187
Commercial business	—	1	4,076	4,077
Total loans	$1,662	$134	$10,665	$12,461
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

Restructured loans are classified as accruing or nonaccruing based on management’s assessment of the collectability of the loan. Loans which are already on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers such loans for return to accruing status. Accruing restructured loans are placed into nonaccrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term. At December 31, 2019 and December 31, 2018 there were three nonaccrual loans identified as TDRs totaling $1.6 million and six nonaccrual loans identified as TDRs totaling $3.6 million, respectively.
The following table presents information on troubled debt restructured loans:

	At December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Accruing troubled debt restructured loans:
Residential real estate	$2,460	$2,722	$2,957	$69	$944
Commercial real estate	4,952	37	51	402	4,518
Commercial business	524	923	1,346	893	779
Accruing troubled debt restructured loans	7,936	3,682	4,354	1,364	6,241
Nonaccrual troubled debt restructured loans:
Residential real estate	$943	$3,008	$—	$—	$—
Commercial real estate	—	334	334	—	970
Commercial business	680	217	219	66	90
Nonaccrual troubled debt restructured loans	1,623	3,559	553	66	1,060
Total troubled debt restructured loans	$9,559	$7,241	$4,907	$1,430	$7,301
As of December 31, 2019 and 2018, loans classified as troubled debt restructurings totaled $9.6 million and $7.2 million, respectively.
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
The following table presents the activity in our allowance for loan losses and related ratios for the dates indicated:

	At December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$15,462	$18,904	$17,982	$14,169	$10,860
Charge-offs:
Residential real estate	(875)	(420)	—	—	—
Commercial real estate	(594)	(5,614)	—	—	—
Construction	—	—	—	(7)	—
Commercial business	(897)	(815)	(521)	(69)	(15)
Consumer	(75)	(77)	(51)	(35)	(15)
Total charge-offs	(2,441)	(6,926)	(572)	(111)	(30)
Recoveries:
Residential real estate	—	—	146	—	—
Commercial real estate	—	18	—	—	—
Consumer	32	7	3	10	9
Commercial Business	19	19	4	—	100
Total recoveries	51	44	153	10	109
Net (charge-offs) recoveries	(2,390)	(6,882)	(419)	(101)	79
Provision charged to earnings	437	3,440	1,341	3,914	3,230
Balance at end of period	$13,509	$15,462	$18,904	$17,982	$14,169
Net charge-offs (recoveries) to average loans	0.15%	0.44%	0.03%	0.01%	(0.01)%
Allowance for loan losses to total loans	0.84%	0.96%	1.23%	1.32%	1.23%
At December 31, 2019, our allowance for loan losses was $13.5 million and represented 0.84% of total loans, compared to $15.5 million and 0.96% of total loans at December 31, 2018. The decrease in the ratio of allowance for loan losses to total loans is driven by improving historical loss trends in the peer group data used in our allowance for loan losses model. For the years ended December 31, 2019, 2018 and 2017, the provision for loan losses charged to earnings totaled $0.4 million, $3.4 million and $1.3 million, respectively. Net charge-offs for the year ended December 31, 2019 were $2.4 million and represented 0.15% of average loans. For the year ended December 31, 2018, net charge-offs were $6.9 million and represented 0.44% of average loans, primarily reflecting $5.6 million of charge-offs of commercial real estate loans. The decrease in net charge-offs was primarily a result of a charge-off totaling $6.2 million recognized in the fourth quarter of 2018 attributable to one lending relationship.
The carrying amount of total impaired loans at December 31, 2019 was $22.6 million. This compares to a carrying amount of $19.1 million for total impaired loans at December 31, 2018. The amount of allowance for loan losses related to impaired loans was $0.5 million and $0.4 million, respectively, at December 31, 2019 and 2018.

The following table presents the allocation of the allowance for loan losses and the percentage of the related loan segments to total loans:

	At December 31,
	2019		2018		2017		2016		2015
	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
	(Dollars in thousands)
Residential real estate	$730	9.17%	$857	11.10%	$1,721	12.54%	$1,802	14.33%	$1,618	16.83%
Commercial real estate	10,551	70.34	11,562	68.18	12,777	63.98	9,415	61.89	7,705	60.79
Construction	324	6.14	140	4.56	907	6.59	2,105	7.86	1,504	7.17
Commercial business	1,903	14.34	2,902	16.14	3,498	16.85	4,283	15.81	3,334	15.06
Consumer	1	0.01	1	0.02	1	0.04	377	0.11	8	0.15
Total allowance for loan losses	$13,509	100.00%	$15,462	100.00%	$18,904	100.00%	$17,982	100.00%	$14,169	100.00%
The allocation of the allowance for loan losses at December 31, 2019 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the allowance for loan losses at December 31, 2019 is appropriate to cover probable losses.
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
The amortized cost and fair value of investment securities as of the dates indicated are presented in the following table:

	At December 31,
	2019		2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Marketable equity securities	$2,047	$2,118	$2,003	$2,009	$—	$—
Securities available for sale:
U.S. Government and agency obligations	81,263	82,439	83,815	82,136	73,024	72,774
State agency and municipal obligations	—	—	4,023	4,007	11,959	12,277
Corporate bonds	—	—	7,061	7,011	7,096	7,137
Total securities available for sale	$81,263	$82,439	$94,899	$93,154	$92,079	$92,188
Securities held to maturity:
State agency and municipal obligations	16,231	18,222	20,328	20,890	20,465	21,717
Corporate bonds	—	—	1,000	1,000	1,000	995
Government mortgage-backed securities	77	85	93	98	114	124
Total securities held to maturity	$16,308	$18,307	$21,421	$21,988	$21,579	$22,836
At December 31, 2019, the carrying value of our investment securities portfolio totaled $100.9 million and represented 5% of total assets, compared to $116.6 million and 6% of total assets at December 31, 2018. The decrease of $15.7 million primarily reflects sales, principal payments and calls of state agency and municipal obligations and corporate bonds. We purchase investment grade securities with a focus on liquidity, earnings and duration exposure.
The net unrealized gain position on our investment portfolio at December 31, 2019 was $3.2 million and included gross unrealized losses of $2.0 thousand. The net unrealized loss position on our investment portfolio at December 31, 2018 was $1.2 million and included gross unrealized losses of $1.9 million. The gross unrealized losses at December 31, 2018 were concentrated in U.S. Government and agency obligations. At December 31, 2019, we determined that there had been no deterioration in credit quality subsequent to purchase and believe that all unrealized losses are temporary. All of our investment securities are rated investment grade or deemed to be of investment grade quality.
The following tables summarize the amortized cost and weighted average yield of securities in our investment securities portfolio as of December 31, 2019 and 2018, based on remaining period to contractual maturity. Information for mortgage-backed securities is based on the final contractual maturity dates without considering repayments and prepayments.

	Due Within 1 Year		Due 1–5 Years		Due 5–10 Years		Due After 10 Years or No Contractual Maturity
At December 31, 2019	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
	(Dollars in thousands)
Marketable equity securities	$—	—%	$—	—%	$—	—%	$2,047	2.20%
Securities available for sale:
U.S. Government and agency obligations	2,100	1.59	9,950	2.02	8,311	2.87	60,902	2.61
Total securities available for sale	$2,100	1.59%	$9,950	2.02%	$8,311	2.87%	$60,902	2.61%
Securities held to maturity:
State agency and municipal obligations	$—	—%	$—	—%	$—	—%	$16,231	5.05%
Government mortgage-backed securities	—	—	—	—	—	—	77	5.35
Total securities held to maturity	$—	—%	$—	—%	$—	—%	$16,308	5.05%

	Due Within 1 Year		Due 1–5 Years		Due 5–10 Years		Due After 10 Years or No Contractual Maturity
At December 31, 2018	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
	(Dollars in thousands)
Marketable equity securities	$—	—%	$—	—%	$—	—%	$2,003	2.09%
Securities available for sale:
U.S. Government and agency obligations	1,000	1.40	12,025	1.94	100	2.50	70,690	2.60
State agency and municipal obligations	—	—	2,234	2.36	1,261	3.43	528	2.82
Corporate bonds	—	—	7,061	2.46	—	—	—	—
Total securities available for sale	$1,000	1.40%	$21,320	2.16%	$1,361	3.36%	$71,218	2.60%
Securities held to maturity:
State agency and municipal obligations	$3,894	4.21%	$—	—%	$—	—	$16,434	5.06%
Corporate bonds	1,000	2.23	—	—	—	—	—	—
Government mortgage-backed securities	—	—	—	—	—	—	93	5.35
Total securities held to maturity	$4,894	3.81%	$—	—%	$—	—%	$16,527	5.06%

Bank Owned Life Insurance ("BOLI")
BOLI amounted to $41.7 million as of December 31, 2019. The purchase of life insurance policies results in an income-earning asset on our consolidated balance sheet that provides monthly tax-free income to us. We expect to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. BOLI is included in our Consolidated Balance Sheets at its cash surrender value. Increases in the cash surrender value are reported as a component of noninterest income in our Consolidated Statements of Income.
Deposit Activities and Other Sources of Funds
Our sources of funds include deposits, brokered certificates of deposit, FHLB borrowings, subordinated debt and proceeds from the sales, maturities and payments of loans and investment securities.
Total deposits represented 79% of our total assets at December 31, 2019. While scheduled loan and securities repayments are a relatively stable sources of funds, loan and investment security prepayments and deposit inflows are influenced by prevailing interest rates and local economic conditions and are inherently uncertain.
Deposits
We offer a wide variety of deposit products and rates to consumer and business customers consistent with FDIC regulations. Our management team meets regularly to determine pricing and marketing initiatives. In addition to being an important source of funding for us, deposits also provide an ongoing stream of fee revenue.
We participate in the Certificate of Deposit Account Registry Service, or CDARS, program. We use CDARS to place customer funds into certificate of deposit accounts issued by other participating banks. These transactions occur in amounts that are less than FDIC insurance limits to ensure that deposit customers are eligible for FDIC insurance on the full amount of their deposits. Reciprocal amounts of deposits are received from other participating banks that do the same with their customer deposits, and, we also execute one-way buy transactions. CDARS deposits, except for reciprocal deposits, are considered to be brokered deposits for bank regulatory purposes.
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
The following table sets forth the composition of our deposits for the dates indicated:

	At December 31,
	2019			2018
	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$191,518	12.84%	—%	$173,198	11.53%	—%
NOW	70,020	4.69	0.21	61,869	4.12	0.26
Money market	419,495	28.12	1.62	471,968	31.42	1.33
Savings	183,729	12.31	1.67	180,487	12.01	1.33
Time	627,141	42.04	2.27	614,722	40.92	1.73
Total deposits	$1,491,903	100.00%	1.87%	$1,502,244	100.00%	1.47%
Total deposits were $1.5 billion at December 31, 2019, a decrease of $10.3 million, or 1%, from December 31, 2018. However, deposits grew at an annualized rate of 6% during the final quarter of 2019, which includes strong growth in noninterest bearing deposits.
Brokered certificates of deposits ("Brokered CDs") totaled $179.8 million and $91.8 million at December 31, 2019 and 2018, respectively. Certificates of deposits from national listing services totaled $21.3 million at December 31, 2019 and $101.5 million at December 31, 2018. Brokered money market accounts totaled $39.9 million and $84.9 million at December 31, 2019 and 2018, respectively. Brokered deposits represent brokered certificates of deposit, brokered money market accounts and one way Certificate of Deposit Account Registry Service (CDARS). Brokered deposits are utilized as an additional source of funding.

At December 31, 2019 and 2018, time deposits, including CDARS and brokered deposits, with a denomination of $100 thousand or more totaled $502.8 million and $493.8 million, respectively, maturing during the periods indicated in the table below:

	At December 31,
	2019	2018
	(In thousands)
Maturing:
Within 3 months	$114,636	$107,516
After 3 but within 6 months	139,852	136,494
After 6 months but within 1 year	104,355	102,722
After 1 year	143,907	147,062
Total	$502,750	$493,794
The Bank is a member of the FHLB, which is part of a twelve district Federal Home Loan Bank System. Members are required to own capital stock of the FHLB, and borrowings are collateralized by qualifying assets not otherwise pledged. The maximum amount of credit that the FHLB will extend varies from time to time, depending on its policies and the amount of qualifying collateral the member can pledge. The Bank had satisfied its collateral requirement at December 31, 2019.
We utilize advances from the FHLB as part of our overall funding strategy, to meet short-term liquidity needs and to a lesser degree manage interest rate risk arising from the difference in asset and liability maturities. Total FHLB advances were $150.0 million at December 31, 2019 compared to $160.0 million at December 31, 2018. The decrease of $10.0 million reflects normal fluctuations in our borrowings.
Advances from the FHLB include short-term advances with original maturity dates of one year or less. The following table sets forth certain information concerning short-term FHLB advances as of and for the periods indicated in the following table:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
As of and for the period ending:
Average amount outstanding during the period	$145,921	$163,419	$144,800
Amount outstanding at end of period	150,000	135,000	174,000
Highest month end balance during the period	150,000	174,000	175,000
Weighted average interest rate at end of period	1.93%	2.55%	1.44%
Weighted average interest rate during the period	1.97%	1.76%	1.54%
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
Derivative Instruments
The Company uses interest rate swap instruments to fix the interest rate on short-term FHLB borrowings or Brokered CDs, all of which are designated as cash flow hedges. The hedge strategy converts the rate of interest on short-term rolling FHLB advances or Brokered CDs to long-term fixed interest rates, thereby protecting the Bank from interest rate variability.
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
At December 31, 2019, the Company held derivative financial instruments with a total notional amount of $265.0 million.

Information about derivative instruments at December 31, 2019 and 2018 was as follows:
December 31, 2019:

	Notional Amount	Original Maturity	Maturity Date	Received	Paid	Fair Value Asset (Liability)
	(Dollars in thousands)
Derivatives designated as hedging instruments:
Interest rate swap	$25,000	5.0 years	January 1, 2020	3-month LIBOR	1.83%	$—
Interest rate swap	25,000	5.0 years	August 26, 2020	3-month LIBOR	1.48%	51
Interest rate swap	25,000	5.0 years	July 1, 2021	3-month LIBOR	1.22%	174
Interest rate swap	25,000	7.0 years	August 25. 2024	3-month LIBOR	2.04%	(396)
Interest rate swap	25,000	7.0 years	August 25. 2024	3-month LIBOR	2.04%	(402)
Interest rate swap	25,000	15.0 years	January 1, 2034	3-month LIBOR	3.01%	(3,328)
Interest rate swap	25,000	3.0 years	December 23, 2022	3-month LIBOR	1.28%	279
Forward-starting interest rate swap(1)	25,000	15.0 years	January 1, 2035	3-month LIBOR	3.03%	(3,557)
Forward-starting interest rate swap(1)	25,000	15.0 years	August 26, 2035	3-month LIBOR	3.05%	(3,512)
	$225,000					$(10,691)
Derivatives not designated as hedging instruments:(2)
Interest rate swap	$20,000	20.0 years	March 10, 2039	1-month LIBOR	5.00%	$(1,762)
Interest rate swap	20,000	20.0 years	March 10, 2039	1-month LIBOR	5.00%	1,762
	$40,000					$—

Total Derivatives	$265,000					$(10,691)
(1) The effective date of the forward-starting interest rate swaps listed above are January 2, 2020 and August 26, 2020, respectively.
(2) Represents an interest rate swap with a commercial banking customer, which is offset by a derivative with a third party.

December 31, 2018:

	Notional Amount	Original Maturity	Maturity Date	Received	Paid	Fair Value Asset (Liability)
	(Dollars in thousands)
Derivatives designated as hedging instruments:
Interest rate swap	$25,000	4.7 years	January 1, 2019	3-month LIBOR	1.62%	$1
Interest rate swap	25,000	5.0 years	January 1, 2020	3-month LIBOR	1.83%	220
Interest rate swap	25,000	5.0 years	August 26, 2020	3-month LIBOR	1.48%	475
Interest rate swap	25,000	5.0 years	July 1, 2021	3-month LIBOR	1.22%	828
Interest rate swap	25,000	7.0 years	August 25, 2024	3-month LIBOR	2.04%	675
Interest rate swap	25,000	7.0 years	August 25, 2024	3-month LIBOR	2.04%	668
Forward-starting interest rate swap(1)	25,000	15.0 years	January 1, 2034	3-month LIBOR	3.01%	(807)
Forward-starting interest rate swap(1)	25,000	15.0 years	January 1, 2035	3-month LIBOR	3.03%	(819)
Forward-starting interest rate swap(1)	25,000	15.0 years	August 26, 2035	3-month LIBOR	3.05%	(811)
	$225,000					$430
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
The Bank’s liquidity position is monitored daily by management. The Asset Liability Committee, or ALCO, establishes guidelines to ensure maintenance of prudent levels of liquidity. ALCO reports to the Company’s Board of Directors.
The Bank has a detailed liquidity funding policy and a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity. We employ a stress testing methodology to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of “business as usual” cash flows. The Bank has established unsecured borrowing capacity with the Atlantic Community Bankers Bank (ACBB) (formerly Bankers’ Bank Northeast), Zion’s Bank and Texas Capital Bank and also maintains additional collateralized borrowing capacity with the FHLB in excess of levels used in the ordinary course of business. Our sources of liquidity include cash, unpledged investment securities, borrowings from the FHLB, lines of credit from ACBB, Zion's Bank and Texas Capital Bank, the brokered deposit market and national CD listing services.
Capital Resources
Shareholders’ equity totaled $182.4 million as of December 31, 2019, an increase of $8.2 million compared to December 31, 2018, primarily a result of net income for the year ended December 31, 2019 of $18.2 million. The increase was partially offset by a $6.5 million unfavorable impact to accumulated other comprehensive income driven by fair value marks related to hedge positions involving interest rate swaps, as well as dividends paid of $4.1 million and common stock repurchases of $1.0 million. The marks on the interest rate swaps are driven by lower long-term market interest rates in 2019 when compared to 2018. The

Company's interest rate swaps are primarily used to hedge interest rate risk in relation to our funding sources. The Company's current derivative positions will cause a decrease to other comprehensive income in a falling interest rate environment and an increase in a rising interest rate environment. As of December 31, 2019, the tangible common equity ratio and tangible book value per share were 9.56% and $23.15, respectively.
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At December 31, 2019, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework. At December 31, 2019, the Bank’s ratio of total common equity tier 1 capital to risk-weighted assets was 12.53%, total capital to risk-weighted assets was 13.35%, Tier 1 capital to risk-weighted assets was 12.53% and Tier 1 capital to average assets was 10.99%.
In July 2013, the Federal Reserve published Basel III rules establishing a new comprehensive capital framework of U.S. banking organizations. Under the rules, effective January 1, 2015 for the Company and Bank, the minimum capital ratios became a) 4.5% “Common Equity Tier 1” to risk-weighted assets, b) 6.0% Tier 1 capital to risk weighted assets and c) 8.0% total capital to risk-weighted assets. In addition, the new regulations imposed certain limitations on dividends, share buy-backs, discretionary payments on Tier 1 instruments and discretionary bonuses to executive officers if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity to risk weighted assets, in addition to the amounts necessary to meet the minimum risk-based capital requirements, described above. As of January 1, 2019, the "capital conservation buffer" increased from 1.875% to 2.5%.
Contractual Obligations
The following table summarizes our contractual obligations to make future payments as of December 31, 2019. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
	(in thousands)
Contractual Obligations:
FHLB advances	$150,000	$150,000	$—	$—	$—
Subordinated Debt	25,500	—	—	—	25,500
Operating lease agreements	24,746	1,901	2,961	1,943	17,941
Time deposits with stated maturity dates	627,141	430,361	196,448	332	—
Total contractual obligations	$827,387	$582,262	$199,409	$2,275	$43,441
Off-Balance Sheet Arrangements
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
Commitments to extend credit totaled $189.7 million and $266.3 million, respectively at December 31, 2019 and 2018. The following table summarizes our commitments to extend credit as of the dates indicated. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. In addition, borrowers may be required to meet certain performance requirements to continue to draw on these commitments. We manage our liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that we will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.

As of December 31, 2019

	Amount of Commitment Expiration per Period
	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
	(in thousands)
Other Commitments:
Loan commitments	$102,986	$56,483	$12,628	$15,166	$18,709
Undisbursed construction loans	80,472	1,715	26,281	15,340	37,136
Unused home equity lines of credit	6,284	368	200	10	5,706
Total other commitments	$189,742	$58,566	$39,109	$30,516	$61,551
As of December 31, 2018

	Amount of Commitment Expiration per Period
	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
	(in thousands)
Other Commitments:
Loan commitments	$190,661	$100,119	$37,167	$23,731	$29,644
Undisbursed construction loans	68,151	6,906	17,652	23,328	20,265
Unused home equity lines of credit	7,445	519	578	210	6,138
Total other commitments	$266,257	$107,544	$55,397	$47,269	$56,047

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

We use two sets of standard scenarios to measure net interest income at risk. For the Parallel Ramp Scenarios, rate changes are ramped over a twelve-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Parallel Shock Scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Simulation analysis involves projecting a future balance sheet structure and interest income and expense under the various rate scenarios. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than: 6% for a 100 basis point shift; 12% for a 200 basis point shift; and 18% for a 300 basis point shift. Per Company policy, the Bank should not be outside these limits for twelve consecutive months unless the Bank's forecasted capital ratios are considered to be "well capitalized". As of December 31, 2019, the Bank has met all minimum regulatory capital requirements to be considered "well capitalized".

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning December 31, 2019 and 2018:
Parallel Ramp

	Estimated Percent Change in Net Interest Income
	At December 31,
Rate Changes (basis points)	2019	2018
(100)	3.00%	3.50%
200	(6.80)	(8.20)
Parallel Shock

	Estimated Percent Change in Net Interest Income
	At December 31,
Rate Changes (basis points)	2019	2018
(100)	5.00%	5.20%
100	(6.20)	(7.30)
200	(12.90)	(15.20)
300	(19.50)	(22.70)
The net interest income at risk simulation results indicate that, as of December 31, 2019, we remain liability sensitive. The liability sensitivity is due to the fact that there are more liabilities than assets subject to repricing as market rates change.
We conduct an economic value of equity at risk simulation in tandem with net interest income simulations, to ascertain a longer-term view of our interest rate risk position by capturing longer-term re-pricing risk and options risk embedded in the balance sheet. It measures the sensitivity of economic value of equity to changes in interest rates. Economic value of equity at risk simulation values only the current balance sheet and does not incorporate the growth assumptions used in one of the income simulations. As with the net interest income simulation, this simulation captures product characteristics such as loan resets, repricing terms, maturity dates, rate caps and floors. Key assumptions include loan prepayment speeds, deposit pricing elasticity and non-maturity deposit attrition rates. These assumptions can have significant impacts on valuation results as the assumptions remain in effect for the entire life of each asset and liability. All key assumptions are subject to a periodic review.
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
The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:
Parallel Shock

	Estimated Percent Change in Economic Value of Equity
	At December 31,
Rate Changes (basis points)	2019	2018
(100)	(2.00)%	2.50%
100	(6.50)	(7.80)
200	(17.20)	(18.60)
300	(25.50)	(27.40)

While ALCO reviews and updates simulation assumptions and also periodically back-tests the simulation results to ensure that the assumptions are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk or future net interest margin. Over time, the repricing, maturity and prepayment characteristics of financial instruments and the composition of our balance sheet may change to a different degree than estimated. As market interest rates initially rose in the first half of 2019 and declined in the second half of 2019, the banking industry experienced fluctuating pricing on core deposits. ALCO recognizes that deposit balances generally shift into higher yielding alternatives as market rates change. ALCO has modeled changing costs of deposits in the simulation scenarios presented above.
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
The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Funding Rate ("SOFR") replace USD-LIBOR. ARRC has proposed that the transition to SOFR from USD-LIBOR will take place by the end of 2021. The Company has limited material contracts that are indexed to USD-LIBOR. Industry organizations are currently working on the transition plan but there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. The Company is currently monitoring this activity and evaluating the risks involved.
Impact of Inflation
Our financial statements and related data contained in this annual report have been prepared in accordance with GAAP, which require the measure of financial position and operating results in terms of historic dollars, without considering changes in the relative purchasing power of money over time due to inflation.
Inflation generally increases the costs of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets fluctuate accordingly. Unlike the assets and liabilities of most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on the performance of a financial institution than the effects of general levels of inflation. In addition, inflation affects a financial institution’s cost of goods and services purchased, the cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings and shareholders’ equity.

Item 8.    Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are presented in the order shown below:
Report of Independent Registered Public Accounting Firm — As of December 31, 2019 and 2018 and each of the three years in the period ended December 31, 2019
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bankwell Financial Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bankwell Financial Group, Inc. and its subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2017.

New Haven, Connecticut
February 28, 2020

Bankwell Financial Group, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2019	2018
ASSETS
Cash and due from banks	$78,051	$75,411
Federal funds sold	—	2,701
Cash and cash equivalents	78,051	78,112

Investment securities
Marketable equity securities, at fair value	2,118	2,009
Available for sale investment securities, at fair value	82,439	93,154
Held to maturity investment securities, at amortized cost (fair values of $18,307 and $21,988 at December 31, 2019 and 2018, respectively)	16,308	21,421
Total investment securities	100,865	116,584

Loans receivable (net of allowance for loan losses of $13,509 and $15,462 at December 31, 2019 and 2018, respectively)	1,588,840	1,586,775
Accrued interest receivable	5,959	6,375
Federal Home Loan Bank stock, at cost	7,475	8,110
Premises and equipment, net	28,522	19,771
Bank-owned life insurance	41,683	40,675
Goodwill	2,589	2,589
Other intangible assets	214	290
Deferred income taxes, net	5,788	4,347
Other assets	22,196	10,037
Total assets	$1,882,182	$1,873,665
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$191,518	$173,198
Interest bearing deposits	1,300,385	1,329,046
Total deposits	1,491,903	1,502,244

Advances from the Federal Home Loan Bank	150,000	160,000
Subordinated debentures ($25,500 face, less unamortized debt issuance costs of $293 and $345 at December 31, 2019 and 2018, respectively)	25,207	25,155
Accrued expenses and other liabilities	32,675	12,070
Total liabilities	1,699,785	1,699,469
Commitments and contingencies (Note 12)
Shareholders’ equity
Common stock, no par value; 10,000,000 shares authorized, 7,868,803 and 7,842,271 shares issued and outstanding at December 31, 2019 and 2018, respectively	120,589	120,527
Retained earnings	69,324	54,706
Accumulated other comprehensive loss	(7,516)	(1,037)
Total shareholders’ equity	182,397	174,196

Total liabilities and shareholders’ equity	$1,882,182	$1,873,665
See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc.
Consolidated Statements of Income
(In thousands, except share data)

	Year Ended December 31,
	2019	2018	2017
Interest and dividend income
Interest and fees on loans	$77,339	$74,715	$66,841
Interest and dividends on securities	3,750	3,921	3,570
Interest on cash and cash equivalents	1,859	1,428	790
Total interest and dividend income	82,948	80,064	71,201
Interest expense
Interest expense on deposits	24,698	18,951	12,694
Interest expense on borrowings	4,489	4,787	4,143
Total interest expense	29,187	23,738	16,837
Net interest income	53,761	56,326	54,364
Provision for loan losses	437	3,440	1,341
Net interest income after provision for loan losses	53,324	52,886	53,023
Noninterest income
Gains and fees from sales of loans	1,791	984	1,427
Service charges and fees	1,023	1,090	1,007
Bank owned life insurance	1,008	1,057	1,170
Net gain on sale of available for sale securities	76	222	165
Loss on sale of other real estate owned, net	(102)	—	(78)
Other	1,448	547	938
Total noninterest income	5,244	3,900	4,629
Noninterest expense
Salaries and employee benefits	19,434	18,973	16,284
Occupancy and equipment	7,594	6,790	6,165
Data processing	2,067	2,033	1,866
Professional services	1,857	2,103	2,072
Marketing	971	1,587	1,193
Director fees	863	1,044	912
Amortization of intangibles	75	92	118
FDIC insurance	74	779	1,116
Other	2,691	2,232	2,797
Total noninterest expense	35,626	35,633	32,523
Income before income tax expense	22,942	21,153	25,129
Income tax expense	4,726	3,720	11,299
Net income	$18,216	$17,433	$13,830
Earnings Per Common Share:
Basic	$2.32	$2.23	$1.80
Diluted	$2.31	$2.21	$1.78
Weighted Average Common Shares Outstanding:
Basic	7,757,355	7,722,175	7,572,409
Diluted	7,784,631	7,775,480	7,670,413
Dividends per common share	$0.52	$0.48	$0.28

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$18,216	$17,433	$13,830
Other comprehensive (loss) income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available for sale securities	2,997	(1,632)	(357)
Reclassification adjustment for gains realized in net income	(76)	(222)	(165)
Net change in unrealized gains (losses)	2,921	(1,854)	(522)
Income tax (expense) benefit	(614)	390	182
Unrealized gains (losses) on securities, net of tax	2,307	(1,464)	(340)
Unrealized (losses) gains on interest rate swaps:
Unrealized (losses) gains on interest rate swaps	(11,121)	(1,604)	1,297
Income tax benefit (expense)	2,335	337	(454)
Unrealized (losses) gains on interest rate swaps, net of tax	(8,786)	(1,267)	843
Total other comprehensive (loss) income, net of tax	(6,479)	(2,731)	503
Comprehensive income	$11,737	$14,702	$14,333

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2017	7,620,663	$115,353	$29,652	$890	$145,895
Net income	—	—	13,830	—	13,830
Other comprehensive income, net of tax	—	—	—	503	503
Cash dividends declared ($0.28 per share)	—	—	(2,149)	—	(2,149)
Stock-based compensation expense	—	917	—	—	917
Warrants exercised	35,000	663	—	—	663
Issuance of restricted stock	40,250	—	—	—	—
Forfeitures of restricted stock	(18,227)	—	—	—	—
Stock options exercised	73,738	1,368	—	—	1,368
Reclass adjustment resulting from tax law change	—	—	(301)	301	—
Balance at December 31, 2017	7,751,424	118,301	41,032	1,694	161,027
Net income	—	—	17,433	—	17,433
Other comprehensive loss, net of tax	—	—	—	(2,731)	(2,731)
Cash dividends declared ($0.48 per share)	—	—	(3,759)	—	(3,759)
Stock-based compensation expense	—	1,290	—	—	1,290
Warrants exercised	22,400	400	—	—	400
Issuance of restricted stock	44,300	—	—	—	—
Forfeitures of restricted stock	(3,873)	—	—	—	—
Stock options exercised	28,020	536	—	—	536
Balance at December 31, 2018	7,842,271	120,527	54,706	(1,037)	174,196
Net income	—	—	18,216	—	18,216
Other comprehensive loss, net of tax	—	—	—	(6,479)	(6,479)
Cash dividends declared ($0.52 per share)	—	—	(4,079)	—	(4,079)
Stock-based compensation expense	—	1,020	—	—	1,020
Issuance of restricted stock	64,150	—	—	—	—
Forfeitures of restricted stock	(5,800)	—	—	—	—
Stock options exercised	2,350	30	—	—	30
Repurchase of common stock	(34,168)	(988)	—	—	(988)
ASU 2016-02 transition adjustment, net of tax	—	—	481	—	481
Balance at December 31, 2019	7,868,803	$120,589	$69,324	$(7,516)	$182,397
See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$18,216	$17,433	$13,830
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of premiums and discounts on investment securities	(368)	(54)	(31)
Provision for loan losses	437	3,440	1,341
Provision for deferred income taxes	276	1,284	3,908
Net gain on sales of available for sale securities	(76)	(222)	(165)
Change in fair value of marketable equity securities	(66)	—	—
Depreciation and amortization	3,377	1,732	1,513
Amortization of debt issuance costs	52	52	52
Increase in cash surrender value of bank-owned life insurance	(1,008)	(1,057)	(1,170)
Loan principal sold from loans originated for sale	—	—	(3,485)
Proceeds from sales of loans originated for sale	—	—	4,626
Gains and fees from sales of loans	(1,791)	(984)	(1,427)
Stock-based compensation	1,020	1,290	917
Net (accretion) amortization of purchase accounting adjustments	(76)	239	(80)
Loss on sale of premises and equipment	10	44	—
Loss on sale and write-downs of other real estate owned, net	102	—	128
Net change in:
Deferred loan fees	(360)	(745)	(829)
Accrued interest receivable	416	(465)	(952)
Other assets	(12,731)	(1,008)	(1,740)
Accrued expenses and other liabilities	(799)	(1,002)	4,136
Net cash provided by operating activities	6,631	19,977	20,572
Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	9,881	9,430	5,217
Proceeds from principal repayments on held to maturity securities	226	180	212
Net proceeds from sales and calls of available for sale securities	16,455	12,377	54,705
Net proceeds from sales and calls of held to maturity securities	4,900	—	5,690
Purchases of available for sale securities	(12,270)	(24,379)	(64,700)
Purchases of marketable equity securities	(43)	(2,003)	—
Purchase of held to maturity securities	—	—	(10,609)
Purchase of bank-owned life insurance	—	—	(5,000)
Net increase in loans	(3,359)	(68,923)	(177,549)
Loan principal sold from loans not originated for sale	(25,510)	(8,980)	(14,264)
Proceeds from sales of loans not originated for sale	27,301	9,964	14,805
Purchases of premises and equipment, net	(645)	(3,351)	(1,874)
Reduction (purchase) of Federal Home Loan Bank stock	635	1,073	(1,239)
Proceeds from sale of other real estate owned	1,115	—	144
Net cash provided by (used in) investing activities	18,686	(74,612)	(194,462)
Cash flows from financing activities
Net change in time certificates of deposit	12,419	(16,541)	29,417
Net change in other deposits	(22,760)	120,380	79,967
Net change in FHLB advances	(10,000)	(39,000)	39,000
Proceeds from exercise of warrants	—	400	663

Proceeds from exercise of options	30	536	1,368
Dividends paid on common stock	(4,079)	(3,759)	(2,149)
Repurchase of common stock	(988)	—	—
Net cash (used in) provided by financing activities	(25,378)	62,016	148,266
Net (decrease) increase in cash and cash equivalents	(61)	7,381	(25,624)
Cash and cash equivalents:
Beginning of year	78,112	70,731	96,355
End of period	$78,051	$78,112	$70,731
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$23,937	$18,662	$16,582
Income taxes	2,893	3,685	8,020
Noncash investing and financing activities
Loans transferred to other real estate owned	1,217	—	—
Net change in unrealized losses or gains on available-for-sale securities	2,921	(1,854)	(522)
Net change in unrealized losses or gains on interest rate swaps	(11,121)	(1,604)	1,297
Establishment of right-of-use-asset and lease liability	11,493	—	—
ASU 2016-02 transition adjustment, net of tax	481	—	—

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
Use of estimates
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities as of the date of the consolidated balance sheet and revenue and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the allowance for loan losses, derivative instrument valuation, investment securities valuation, evaluation of investment securities for other than temporary impairment and deferred income taxes valuation.
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
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the transferor does not maintain effective control over the transferred assets through either (a) an agreement that both entitles and obligates the transferor to repurchase or redeem the assets before maturity or (b) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.
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
Other Real Estate Owned
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
Leases
The Company recognizes and measures it leases in accordance with ASC 842, "Leases". The Company leases real estate for its branch offices under various operating lease agreements. In addition, the Company's headquarter building is on land leased from the local municipality. The Company determines if an arrangement is a lease, or contains a lease, at inception of a contract and when the terms of an existing contract are changed. The Company recognizes a lease liability and right-of-use-asset (ROUA) at the commencement date of the lease. The lease liability is initially and subsequently recognized based on the present value of its future lease payments. The discount rate is the implicit rate if it's readily determinable or otherwise the Company uses its incremental borrowing rate. The implicit rates of our leases are not readily determinable and accordingly, we use our incremental borrowing rate based on the information available at the commencement date for all leases. The ROUA is subsequently measured throughout the lease term at the amount of the remeasured lease liability (i.e., present value of the remaining lease payments), plus any unamortized initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of any lease incentives received, and any impairment recognized. Lease cost for lease payments is recognized on a straight-line basis over the lease term. The ROUA is included in premises and equipment, net and the lease liability is included in accrued expenses and other liabilities on the consolidated balance sheets.
Impairment of Long-Lived Assets
Long-lived assets, including premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment is indicated by that review, the asset is written down to its estimated fair value through a charge to noninterest expense.
Servicing Rights
When loans are sold on a servicing retained basis, servicing rights are initially recorded at fair value with the income statement effect recorded in noninterest income. All classes of servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the life of the underlying loans.
Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Any impairment is reported as a valuation allowance, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. Changes in the valuation allowance are reported with service charges and fees income on the consolidated statements of income. The fair values of servicing rights are subject to fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.
Loans serviced for others are not included in the accompanying consolidated balance sheets.
Servicing fee income, which is included in service charges and fees on the income statement, is recorded for fees earned for servicing loans. Fees earned for servicing loans are based on a contractual percentage of the outstanding principal amount of the loan and are recorded as income when earned. The amortization of servicing rights is recorded in noninterest income.

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
In the ordinary course of business there is inherent uncertainty in quantifying the Company’s income tax positions. Income tax positions and recorded tax benefits assessed for all years are subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have determined the amount of the tax benefit to be recognized by estimating the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company has $269 thousand and $193 thousand of liabilities for uncertain tax positions at December 31, 2019 and 2018, respectively. Where applicable, associated interest and penalties have also been recognized. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.
Advertising costs
Advertising costs are expensed as incurred.
Stock Compensation
The Company measures and recognizes compensation cost relating to share-based payment transactions based on the grant-date fair value of the equity instruments issued. The fair value of time-based restricted stock is recorded based on the grant date fair value of the Company’s common stock. For performance based grants, the Company records an expense over the vesting period based on (a) the probability that the performance metric will be met and (b) the fair market value of the Company’s stock at the date of the grant. The fair value of stock options is determined using the Black-Scholes Option Pricing model. Stock-based compensation costs are recognized over the requisite service period for the awards. Compensation expense reflects the number of awards expected to vest and is adjusted based on awards that ultimately vest. The Company recognizes forfeitures as they occur.
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
Comprehensive Income
Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives accounted for as cash flow hedges. The Company’s total comprehensive income or loss for the years ended December 31, 2019, 2018 and 2017 is reported in the Consolidated Statements of Comprehensive Income.
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at either December 31, 2019 or December 31, 2018. The estimated fair value amounts have been measured as of the respective period-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.
Derivative Instruments
The effective portion of unrealized changes in the fair value of derivatives accounted for as cash flow hedges is reported in other comprehensive income and subsequently reclassified to earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The Bank assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. The interest rate swap assets are presented in other assets and the interest rate swap liabilities are presented in accrued expenses and other liabilities in the consolidated balance sheets. The hedge strategy converts the rate of interest on short-term rolling FHLB advances or Brokered CDs to long-term fixed interest rates, thereby protecting the Bank from interest rate variability. The Company does not offset derivative assets and derivative liabilities for financial statement presentation purposes.
The Company also has derivatives not designated as hedges. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain loan customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.
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
Recently issued accounting pronouncements not yet adopted
ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments.” This ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and can result in the earlier recognition of credit losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. On July 17, 2019, the FASB proposed deferring the effective date of ASC 326 for smaller reporting companies as defined by the SEC. The FASB proposed a three-year deferral for smaller reporting companies, with an effective date of January 1, 2023. On October 16, 2019, the FASB voted in favor of finalizing its proposal to defer the effective date of this standard. The FASB issued ASU No. 2019-10, which officially delayed the adoption of this standard for smaller reporting companies until fiscal years beginning after December 15, 2022. The Company does qualify to defer the adoption of this standard and has not yet adopted this standard. Management is currently working with third party consultants and continues to evaluate the impact of its future adoption of this guidance on the Company’s financial statements.
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
Recently adopted accounting pronouncements
ASU No. 2016-02, Leases (Topic 842): The amendments in this ASU require lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. Accounting by lessors will remain largely unchanged. In July 2018, the FASB issued a subsequent update which introduced a new transition method, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The guidance was effective for the Company on January 1, 2019. The Company recognized $0.5 million as a cumulative-effect adjustment to the opening balance of retained earnings at the time of adoption on January 1, 2019. In addition, the Company recorded a right-of-use-asset totaling $10.6 million and a lease liability totaling $10.6 million on the balance sheet for the Company's outstanding lease obligations on January 1, 2019. The right-of-use-asset is disclosed within premises and equipment, net on the balance sheet and the lease liability is disclosed within accrued expenses and other liabilities on the balance sheet. See Note 7 to our Consolidated Financial Statements for further information regarding leases.
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
In evaluating this standard, management has determined that the majority of revenue earned by the Company is from revenue streams not included in the scope of this standard and for in-scope revenue streams management determined that a cumulative effect adjustment to opening retained earnings as a result of adopting this standard is not needed.
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
Revenues for the Company in scope under Topic 606 include service charges and fees and gains or losses on the sale of foreclosed real estate. Service charges and fees include revenue that is recognized at a point in time, including ATM fees, wire transfer fees, overdraft charge fees, and stop-payment and returned check fees. Such revenue is derived from transactional information and is recognized as revenue immediately as the transactions occur or upon providing the service to complete the customer’s transaction. In addition, service charges and fees include fee income earned on customer deposit accounts, that is recognized over a period of time, generally monthly, as services are performed and performance obligations are satisfied. Generally, these services are cancellable with little to no notice needed. The revenue generated from service charges and fees totaled $1.0 million and $1.1 million for years ended December 31, 2019 and 2018, respectively. The loss recognized from the sale of other real estate owned was $0.1 million for the year ended December 31, 2019. There was no income recognized from the gain or loss of foreclosed real estate for the year ended December 31, 2018.
2.    Shareholders’ Equity
Common Stock
The Company has 10,000,000 shares authorized and 7,868,803 shares issued and outstanding at December 31, 2019 and 10,000,000 shares authorized and 7,842,271 shares issued and outstanding at December 31, 2018. The Company's stock is traded on the NASDAQ stock market under the ticker symbol BWFG.
Warrants
On October 1, 2014, the Company acquired Quinnipiac Bank and Trust Co. and, in connection therewith, the Company issued 68,600 warrants to former Quinnipiac warrant holders in accordance with the merger agreement. Each warrant was automatically converted into a warrant to purchase 0.56 shares of the Company’s common stock for an exercise price of $17.86. During the first quarter of 2018, all remaining warrants were exercised. The Company does not have any warrants outstanding as of December 31, 2019.
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

Issuer Purchases of Equity Securities

On December 19, 2018, the Company's Board of Directors authorized a share repurchase program of up to 400,000 shares of the Company's Common Stock. The Company intends to accomplish the share repurchases through open market transactions, though the Company could accomplish repurchases through other means, such as privately negotiated transactions. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The share repurchase plan does not obligate the Company to acquire any particular amount of Common Stock, and it may be modified or suspended at any time at the Company's discretion. During the year ended December 31, 2019, the Company purchased 34,168 shares of its Common Stock at a weighted average price of $28.87 per share. The Company did not repurchase any of its common stock for the year ended December 31, 2018.

3.    Goodwill and other intangible assets
Information on goodwill for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
	(In thousands)
Balance, beginning of the period	$2,589	$2,589	$2,589
Impairment	—	—	—
Balance, end of the period	$2,589	$2,589	$2,589
The Company tests for goodwill impairment annually as of June 30th. No impairment was required to be recorded on goodwill for 2019, 2018 or 2017.
The table below provides information regarding the carrying amounts and accumulated amortization of amortized intangible assets as of the dates set forth below. The remaining net intangible asset as of December 31, 2019 will be amortized over a period of approximately 3 years.

	Gross Intangible Asset	Accumulated Amortization	Net Intangible Asset
	(In thousands)
December 31, 2019
Core deposit intangible	$1,029	$815	$214
December 31, 2018
Core deposit intangible	$1,029	$739	$290

4.    Investment Securities
The amortized cost, gross unrealized gains and losses and fair values of available for sale and held to maturity securities segregated by contractual maturity at December 31, 2019 were as follows:

	December 31, 2019
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Less than one year	$2,100	$—	$(1)	$2,099
Due from one through five years	9,950	81	—	10,031
Due from five through ten years	8,311	218	(1)	8,528
Due after ten years	60,902	879	—	61,781
Total available for sale securities	$81,263	$1,178	$(2)	$82,439

Held to maturity securities:
State agency and municipal obligations
Due after ten years	$16,231	$1,991	$—	$18,222

Government-sponsored mortgage backed securities
No contractual maturity	77	8	—	85
Total held to maturity securities	$16,308	$1,999	$—	$18,307

The amortized cost, gross unrealized gains and losses and fair values of available for sale and held to maturity securities segregated by contractual maturity at December 31, 2018 were as follows:

	December 31, 2018
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Less than one year	$1,000	$—	$(11)	$989
Due from one through five years	12,025	—	(161)	11,864
Due from five through ten years	100	—	(5)	95
Due after ten years	70,690	7	(1,509)	69,188
	83,815	7	(1,686)	82,136

State agency and municipal obligations
Due from one through five years	2,234	18	—	2,252
Due from five through ten years	1,261	18	—	1,279
Due after ten years	528	—	(52)	476
	4,023	36	(52)	4,007

Corporate bonds
Due from one through five years	7,061	—	(50)	7,011
Total available for sale securities	$94,899	$43	$(1,788)	$93,154

Held to maturity securities:
State agency and municipal obligations
Less than one year	$3,894	$6	$—	$3,900
Due after ten years	16,434	669	(113)	16,990
	20,328	675	(113)	20,890

Corporate bonds
Due from one through five years	1,000	—	—	1,000

Government-sponsored mortgage backed securities
No contractual maturity	93	5	—	98
Total held to maturity securities	$21,421	$680	$(113)	$21,988
The gross realized gains on the sales of investment securities totaled $0.1 million for the year ended December 31, 2019. The gross realized losses on the sales of investment securities totaled $17.0 thousand for the year ended December 31, 2019. Total sales proceeds and calls of available for sale securities were $16.5 million for the year ended December 31, 2019. The gross realized gains on the sales of investment securities totaled $0.2 million for the year ended December 31, 2018. The gross realized losses on the sales of investment securities totaled $2.0 thousand for the year ended December 31, 2018. Total sales proceeds and calls of available for sale securities were $12.4 million for the year ended December 31, 2018.
At December 31, 2019 and December 31, 2018, none of the Company's securities were pledged as collateral with the Federal Home Loan Bank ("FHLB") or any other institution.
As of December 31, 2019, the actual duration of the Company's available for sale securities were significantly shorter than the notional maturities.

At December 31, 2019, the Company held marketable equity securities with a fair value of $2.1 million and an amortized cost of $2.0 million. At December 31, 2018, the Company held marketable equity securities with a fair value and amortized cost of $2.0 million. These securities represent an investment in mutual funds that have a primary objective to make investments for CRA purposes.
The following table provides information regarding investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2019 and 2018:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)
December 31, 2019
U.S. Government and agency obligations	$99	$(1)	1.01%	$998	$(1)	0.13%	$1,097	$(2)	0.21%
Total investment securities	$99	$(1)	1.01%	$998	$(1)	0.13%	$1,097	$(2)	0.21%
December 31, 2018
U.S. Government and agency obligations	$4,990	$(38)	0.75%	$72,676	$(1,648)	2.22%	$77,666	$(1,686)	2.12%
State agency and municipal obligations	8,212	(113)	1.36%	476	(52)	9.87%	8,688	(165)	1.87%
Corporate bonds	2,033	(11)	0.51%	4,978	(39)	0.78%	7,011	(50)	0.70%
Total investment securities	$15,235	$(162)	1.05%	$78,130	$(1,739)	2.18%	$93,365	$(1,901)	2.00%
There were two and twenty-five individual investment securities as of December 31, 2019 and December 31, 2018, respectively, in which the fair value of the security was less than the amortized cost of the security.
The U.S. Government and agency obligations owned are either direct obligations of the U.S. Government or guaranteed by the U.S. Government, therefore the contractual cash flows are guaranteed and as a result the securities in this portfolio are not considered other than temporarily impaired.
At December 31, 2019, the Company has the intent and ability to retain its investment securities in an unrealized loss position until the decline in value has recovered or the security has matured.

5.    Loans Receivable and Allowance for Loan Losses
The following table sets forth a summary of the loan portfolio at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
	(In thousands)
Real estate loans:
Residential	$147,109	$178,079
Commercial	1,128,614	1,094,066
Construction	98,583	73,191
	1,374,306	1,345,336
Commercial business	230,028	258,978
Consumer	150	412
Total loans	1,604,484	1,604,726
Allowance for loan losses	(13,509)	(15,462)
Deferred loan origination fees, net	(2,137)	(2,497)
Unamortized loan premiums	2	8
Loans receivable, net	$1,588,840	$1,586,775
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
Risk management
The Company has established credit policies applicable to each type of lending activity in which it engages. The Company evaluates the creditworthiness of each customer and extends credit of up to 80% of the market value of the collateral, depending on the borrower's creditworthiness and the type of collateral. The borrower’s ability to service the debt is monitored on an ongoing basis. Real estate is the primary form of collateral. Other important forms of collateral are business assets, time deposits and marketable securities. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment for commercial loans, to be based on the borrower’s ability to generate continuing cash flows. In the fourth quarter of 2017 management made the strategic decision to no longer originate residential mortgage loans. As of the beginning of the third quarter of 2019, the Company no longer offered home equity loans or lines of credit. The Company’s policy for residential lending generally required that the amount of the loan may not exceed 80% of the original appraised value of the property. In certain situations, the amount may have exceeded 80% LTV either with private mortgage insurance being required for that portion of the residential loan in excess of 80% of the appraised value of the property or where secondary financing is provided by a housing authority program second mortgage, a community’s low/moderate income housing program, or a religious or civic organization.
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

Construction:   This portfolio segment includes commercial construction loans for commercial development projects, including apartment buildings and condominiums, as well as office buildings, retail and other income producing properties and land loans, which are loans made with land as collateral. Construction and land development financing generally involves greater credit risk than long-term financing on improved, owner-occupied or leased real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, the Company may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project proves to be inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment through sale or refinance. Construction loans also expose the Company to the risks that improvements will not be completed on time in accordance with specifications and projected costs and that repayment will depend on the successful operation or sale of the properties, which may cause some borrowers to be unable to continue paying debt service, which exposes the Company to greater risk of non-payment and loss.
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
The following tables set forth the activity in the Company’s allowance for loan losses for the years ended December 31, 2019, 2018 and 2017, by portfolio segment:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
For the Year Ended December 31, 2019
Beginning balance	$857	$11,562	$140	$2,902	$1	$15,462
Charge-offs	(875)	(594)	—	(897)	(75)	(2,441)
Recoveries	—	—	—	19	32	51
Provisions (Credits)	748	(417)	184	(121)	43	437
Ending balance	$730	$10,551	$324	$1,903	$1	$13,509

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
For the Year Ended December 31, 2018
Beginning balance	$1,721	$12,777	$907	$3,498	$1	$18,904
Charge-offs	(420)	(5,614)	—	(815)	(77)	(6,926)
Recoveries	—	18	—	19	7	44
(Credits) provisions	(444)	4,381	(767)	200	70	3,440
Ending balance	$857	$11,562	$140	$2,902	$1	$15,462

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
For the Year Ended December 31, 2017
Beginning balance	$1,802	$9,415	$2,105	$4,283	$377	$17,982
Charge-offs	—	—	—	(521)	(51)	(572)
Recoveries	146	—	—	4	3	153
(Credits) provisions	(227)	3,362	(1,198)	(268)	(328)	1,341
Ending balance	$1,721	$12,777	$907	$3,498	$1	$18,904

Loans evaluated for impairment and the related allowance for loan losses as of December 31, 2019 and 2018 were as follows:

	Portfolio	Allowance
	(In thousands)
December 31, 2019
Loans individually evaluated for impairment:
Residential real estate	$4,020	$—
Commercial real estate	14,203	372
Commercial business	4,330	134
Subtotal	22,553	506
Loans collectively evaluated for impairment:
Residential real estate	143,089	730
Commercial real estate	1,114,411	10,179
Construction	98,583	324
Commercial business	225,698	1,769
Consumer	150	1
Subtotal	1,581,931	13,003
Total	$1,604,484	$13,509

	Portfolio	Allowance
	(In thousands)
December 31, 2018
Loans individually evaluated for impairment:
Residential real estate	$6,534	$233
Commercial real estate	6,383	—
Commercial business	6,155	133
Consumer	3	—
Subtotal	19,075	366
Loans collectively evaluated for impairment:
Residential real estate	171,545	624
Commercial real estate	1,087,683	11,562
Construction	73,191	140
Commercial business	252,823	2,769
Consumer	409	1
Subtotal	1,585,651	15,096
Total	$1,604,726	$15,462

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

The following tables present credit risk ratings by loan segment as of December 31, 2019 and 2018:

	Commercial Credit Quality Indicators
	December 31, 2019				December 31, 2018
	Commercial Real Estate	Construction	Commercial Business	Total	Commercial Real Estate	Construction	Commercial Business	Total
	(In thousands)
Pass	$1,104,164	$98,583	$208,932	$1,411,679	$1,084,695	$73,191	$237,933	$1,395,819
Special mention	10,247	—	16,766	27,013	2,988	—	14,890	17,878
Substandard	14,203	—	854	15,057	2,516	—	2,592	5,108
Doubtful	—	—	3,476	3,476	3,867	—	3,563	7,430
Loss	—	—	—	—	—	—	—	—
Total loans	$1,128,614	$98,583	$230,028	$1,457,225	$1,094,066	$73,191	$258,978	$1,426,235

	Residential and Consumer Credit Quality Indicators
	December 31, 2019			December 31, 2018
	Residential Real Estate	Consumer	Total	Residential Real Estate	Consumer	Total
	(In thousands)
Pass	$143,089	$150	$143,239	$171,415	$409	$171,824
Special mention	—	—	—	130	—	130
Substandard	3,832	—	3,832	6,534	3	6,537
Doubtful	188	—	188	—	—	—
Loss	—	—	—	—	—	—
Total loans	$147,109	$150	$147,259	$178,079	$412	$178,491
Loan portfolio aging analysis
When a loan is 15 days past due, the Company sends the borrower a late notice. The Company attempts to contact the borrower by phone if the delinquency is not corrected promptly after the notice has been sent. When the loan is 30 days past due, the Company mails the borrower a letter reminding the borrower of the delinquency, and attempts to contact the borrower personally to determine the reason for the delinquency and ensure the borrower understands the terms of the loan. If necessary, after the 90th day of delinquency, the Company may take other appropriate legal action. A summary report of all loans 30 days or more past due is provided to the Board of Directors of the Company periodically. Loans greater than 90 days past due are generally put on nonaccrual status. A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt. A loan is considered to be no longer delinquent when timely payments are made for a period of at least six months (one year for loans providing for quarterly or semi-annual payments) by the borrower in accordance with the contractual terms.

The following tables set forth certain information with respect to the Company's loan portfolio delinquencies by portfolio segment as of December 31, 2019 and December 31, 2018:

	December 31, 2019
	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Real estate loans:
Residential real estate	$—	$943	$281	$1,224	$145,885	$147,109
Commercial real estate	355	—	5,935	6,290	1,122,324	1,128,614
Construction	1,357	—	—	1,357	97,226	98,583
Commercial business	—	—	3,455	3,455	226,573	230,028
Consumer	—	—	—	—	150	150
Total loans	$1,712	$943	$9,671	$12,326	$1,592,158	$1,604,484

	December 31, 2018
	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$994	$—	$2,203	$3,197	$174,882	$178,079
Commercial real estate	668	133	4,386	5,187	1,088,879	1,094,066
Construction	—	—	—	—	73,191	73,191
Commercial business	—	1	4,076	4,077	254,901	258,978
Consumer	—	—	—	—	412	412
Total loans	$1,662	$134	$10,665	$12,461	$1,592,265	$1,604,726
There was one loan, totaling $3.4 million, delinquent greater than 90 days and still accruing interest as of December 31, 2019. The delinquency for this particular loan is a result of an administrative delay as the loan had matured in 2019 as opposed to delinquent payments. There were no loans delinquent greater than 90 days and still accruing interest as of December 31, 2018.
Loans on nonaccrual status
The following is a summary of nonaccrual loans by portfolio segment as of December 31, 2019 and 2018:

	December 31,
	2019	2018
	(In thousands)
Residential real estate	$1,560	$3,812
Commercial real estate	5,222	5,950
Commercial business	3,806	4,320
Total	$10,588	$14,082
Interest income on loans that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the years ended December 31, 2019, 2018 and 2017 was $0.7 million, $1.1 million and $0.2 million, respectively. The amount of actual interest income recognized on these loans was $44 thousand, $11 thousand and $0.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
At December 31, 2019 and 2018, there were no commitments to lend additional funds to borrowers on nonaccrual status. Nonaccrual loans with no specific reserve totaled $9.6 million and $11.5 million at December 31, 2019 and 2018, respectively.

Impaired loans
An impaired loan is generally one for which it is probable, based on current information, that the Company will not collect all the amounts due in accordance with the contractual terms of the loan. Impaired loans are individually evaluated for impairment. When the Company classifies a problem loan as impaired, it evaluates whether a specific valuation allowance is required for that portion of the loan that is estimated to be impaired.
The following tables summarize impaired loans by portfolio segment and the average carrying amount and interest income recognized on impaired loans by portfolio segment as of December 31, 2019, 2018 and 2017:

	As of and for the Year Ended December 31, 2019
	Carrying Amount	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$4,020	$4,144	$—	$4,094	$123
Commercial real estate	8,571	8,859	—	8,250	203
Commercial business	3,915	5,126	—	3,887	25
Total impaired loans without a valuation allowance	16,506	18,129	—	16,231	351
Impaired loans with a valuation allowance:
Commercial real estate	5,632	5,647	372	5,682	25
Commercial business	415	417	134	441	9
Total impaired loans with a valuation allowance	6,047	6,064	506	6,123	34
Total impaired loans	$22,553	$24,193	$506	$22,354	$385

	As of and for the Year Ended December 31, 2018
	Carrying Amount	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$4,520	$4,613	$—	$4,906	$106
Commercial real estate	6,383	12,191	—	11,713	20
Commercial business	5,212	6,051	—	4,945	297
Consumer	3	3	—	4	—
Total impaired loans without a valuation allowance	16,118	22,858	—	21,568	423
Impaired loans with a valuation allowance:
Residential real estate	2,014	2,054	233	2,049	—
Commercial business	943	945	133	684	25
Total impaired loans with a valuation allowance	2,957	2,999	366	2,733	25
Total impaired loans	$19,075	$25,857	$366	$24,301	$448

	As of and for the Year Ended December 31, 2017
	Carrying Amount	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$3,515	$3,556	$—	$3,530	$—
Commercial real estate	1,841	1,915	—	1,916	21
Commercial business	1,950	2,024	—	2,109	89
Total impaired loans without a valuation allowance	7,306	7,495	—	7,555	110
Impaired loans with a valuation allowance:
Residential real estate	1,092	1,092	8	1,100	—
Commercial real estate	5,745	5,745	876	5,854	261
Commercial business	710	712	71	873	47
Total impaired loans with a valuation allowance	7,547	7,549	955	7,827	308
Total impaired loans	$14,853	$15,044	$955	$15,382	$418
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
Loans classified as TDRs totaled $9.6 million at December 31, 2019 and $7.2 million at December 31, 2018. The following table provides information on loans that were modified as TDRs during the periods presented:

				Outstanding Recorded Investment
	Number of Loans			Pre-Modification			Post-Modification
	2019	2018	2017	2019	2018	2017	2019	2018	2017
	(Dollars in thousands)
Years ended December 31,
Commercial real estate	1	1	—	$4,898	$37	$—	$4,676	$29	$—
Residential real estate	1	3	2	34	3,394	2,957	34	3,390	2,957
Commercial business	2	1	4	465	608	371	465	608	741
Total	4	5	6	$5,397	$4,039	$3,328	$5,175	$4,027	$3,698
At December 31, 2019 and December 31, 2018, there were three nonaccrual loans identified as TDRs totaling $1.6 million and six nonaccrual loans identified as TDRs totaling $3.6 million, respectively.

The following table provides information on how loans were modified as a TDR for the years ended December 31, 2019, 2018 and 2017.

	December 31,
	2019	2018	2017
	(In thousands)
Maturity Concession	$125	$—	$638
Maturity and payment concession	—	750	1,925
Maturity and rate concession	—	608	1,032
Payment concession	4,676	2,669	103
Rate and payment concession	374	—	—
Total	$5,175	$4,027	$3,698
Two loans previously modified as a TDR, in the amount of $1.3 million re-defaulted during the year ended December 31, 2019. One loan previously modified as a TDR, in the amount of $2.0 million re-defaulted during the year ended December 31, 2018.
6.    Premises and Equipment
At December 31, 2019 and 2018, premises and equipment consisted of the following:

	December 31,
	2019	2018
	(In thousands)
Land	$2,300	$2,300
Building	14,169	14,126
Right-of-use-asset	10,084	—
Leasehold improvements	5,339	6,082
Furniture and fixtures	2,505	3,584
Equipment	3,337	4,155
Automobiles	67	67
	37,801	30,314
Accumulated depreciation and amortization	(9,279)	(10,543)
Premises and equipment, net	$28,522	$19,771
For the years ended December 31, 2019, 2018 and 2017, depreciation and amortization expense related to premises and equipment totaled $3.4 million, $1.7 million and $1.5 million, respectively. For the year ended December 31, 2019, depreciation and amortization expense includes amortization of the right-of-use-asset, totaling $1.4 million.

7.    Leases
Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of December 31, 2019, the Company leases real estate for ten branch offices under various operating lease agreements. The branch leases have maturities which range from 2020 to 2030, some of which include options to extend the lease term. The Company is not reasonably certain to exercise these renewal options, and as a result, these optional periods are not included in determining the lease term. The weighted average remaining life of the lease term for these leases was 6.6 years as of December 31, 2019. In addition, the Company’s headquarter building (included in premises and equipment) is on land that is leased from the local municipality. As of December 31, 2019, the land lease has a remaining life of 80.7 years.

The Company utilized a weighted average discount rate of 6.0% in determining the lease liability for its branch locations and a discount rate of 5.5% for its land lease.

The total fixed operating lease costs were $2.0 million for the year ended December 31, 2019. The total variable operating lease costs were $0.1 million for the year ended December 31, 2019. The right-of-use-asset, included in premises and equipment, net was $10.1 million as of December 31, 2019 and the corresponding lease liability, included in accrued expenses and other liabilities was $10.2 million as of December 31, 2019.

Future minimum lease payments as of December 31, 2019 are as follows:

December 31, 2019
(In thousands)
2020	$1,901
2021	1,797
2022	1,164
2023	1,171
2024	772
Thereafter	17,941
Total	$24,746
A reconciliation of the undiscounted cash flows in the maturity table above and the lease liability recognized in the consolidated balance sheet as of December 31, 2019, is shown below:

December 31, 2019
(In thousands)
Undiscounted cash flows	$24,746
Discount effect of cash flows	(14,592)
Lease liability	$10,154

8.    Other Assets
The components of other assets as of December 31, 2019 and 2018 are summarized below:

	December 31, 2019	December 31, 2018
	(In thousands)
Deferred compensation	$2,763	$2,618
Servicing assets, net of valuation allowance	978	870
Derivative assets	2,266	2,868
Collateral posted related to interest rate swaps	13,450	—
Other	2,739	3,681
Total Other Assets	$22,196	$10,037

Deferred compensation
The Company has a non-qualified deferred compensation plan for the Board of Directors that allows for the deferral of fees earned related to services rendered for the Company. The deferred compensation balance increased $0.1 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily driven by contributions to the plan.
Loan servicing
The Bank sells loans in the secondary market and retains the right to service many of these loans. The Bank earns fees for the servicing provided. Loans serviced for others are not included in the accompanying consolidated balance sheets. The balance of loans serviced for others was $128.3 million and $122.4 million at December 31, 2019 and 2018, respectively. The risks inherent in servicing assets relate primarily to changes in the timing of prepayments that result from shifts in interest rates. The significant assumptions used in the valuation at December 31, 2019 for servicing assets included a discount rate ranging from 10% to 11% and prepayment speed assumptions ranging from 3% to 19%. The significant assumptions used in the valuation at December 31, 2018 for servicing assets included a discount rate ranging from 10% to 12% and prepayment speed assumptions ranging from 3% to 15%.
The carrying value of loan servicing rights was $1.0 million and $0.9 million as of December 31, 2019 and 2018, respectively.
The following table presents the changes in carrying value for loan servicing assets:

	December 31, 2019	December 31, 2018
	(In thousands)
Loan servicing rights:
Balance at beginning of year	$870	$1,113
Servicing rights capitalized	440	224
Servicing rights amortized	(141)	(136)
Servicing rights disposed	(153)	(109)
Change in valuation allowance	(38)	(222)
Balance at end of year	$978	$870
Included in accrued expenses and other liabilities, as of December 31, 2019 and 2018, respectively, are $63 thousand and $73 thousand for loan servicing liabilities related to loans serviced for others for which the Company does not receive a servicing fee.
As of December 31, 2018, the Company established a servicing asset valuation allowance in the amount of $0.2 million. Prior to 2018, the Company was not required to have a servicing asset valuation allowance.

9.    Deposits
At December 31, 2019 and 2018, deposits consisted of the following:

	December 31,
	2019	2018
	(In thousands)
Noninterest bearing demand deposit accounts	$191,518	$173,198
Interest bearing accounts:
NOW	70,020	61,869
Money market	419,495	471,968
Savings	183,729	180,487
Time certificates of deposit	627,141	614,722
Total interest bearing accounts	1,300,385	1,329,046
Total deposits	$1,491,903	$1,502,244
Maturities of time certificates of deposit as of December 31, 2019 and 2018 are summarized below:

	December 31,
	2019	2018
	(In thousands)
2019	$—	$411,818
2020	430,361	171,452
2021	167,933	30,615
2022	28,515	579
2023	239	258
2024	93	—
Total	$627,141	$614,722
The aggregate amount of individual certificate accounts, including brokered deposits with balances of $250,000 or more, were approximately $307.1 million and $227.8 million at December 31, 2019 and 2018, respectively.
Brokered certificate of deposits totaled $179.8 million and $91.8 million at December 31, 2019 and 2018, respectively. Certificates of deposits from national listing services totaled $21.3 million at December 31, 2019 and $101.5 million at December 31, 2018. Brokered money market accounts totaled $39.9 million and $84.9 million at December 31, 2019 and 2018, respectively.
The following table summarizes interest expense by account type for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
NOW	$128	$157	$93
Money market	7,139	6,431	3,427
Savings	2,968	1,649	763
Time certificates of deposit	14,463	10,714	8,411
Total interest expense on deposits	$24,698	$18,951	$12,694

10.    Federal Home Loan Bank Advances and Other Borrowings
The following is a summary of FHLB advances with maturity dates and weighted average rates at December 31, 2019 and 2018:

	December 31,
	2019		2018
	Amount Due	Weighted Average Rate	Amount Due	Weighted Average Rate
	(Dollars in thousands)
Year of Maturity:
2019	$—	—%	$135,000	2.55%
2020	150,000	1.93	25,000	1.99
Total advances	$150,000	1.93%	$160,000	2.46%
$125 million of the above mentioned FHLB advances as of December 31, 2019 are subject to interest rate swap transactions, see note 18.
Interest expense on FHLB advances totaled $3.6 million, $3.9 million and $2.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At December 31, 2019, the Company had pledged eligible loans with a book value of $933.9 million as collateral to support borrowing capacity at the FHLB of Boston. As of December 31, 2019, the Company has immediate availability to borrow an additional $440.4 million based on qualified collateral.
At December 31, 2019, the Bank had a secured letter of credit with the FHLB and unsecured lines of credit with Atlantic Community Bankers Bank, Zions Bank and Texas Capital Bank. The total line of credit and the amount outstanding at December 31, 2019 is summarized below:

	December 31, 2019
	Total Letter or Line of Credit	Total Outstanding
	(In thousands)
FHLB	$10,000	$—
Atlantic Community Bankers Bank	12,000	—
Zions Bank	25,000	—
Texas Capital Bank	5,000	—
Total	$52,000	$—
Federal Home Loan Bank Stock
As a member of the FHLB, the Bank is required to maintain investments in their capital stock. The Bank owned 74,740 shares and 81,096 shares at December 31, 2019 and 2018, respectively. There is no ready market or quoted market values for the stock and as such is classified as restricted stock. The shares have a par value of $100 and are carried on the consolidated balance sheets at cost, and evaluated for impairment, as the stock is only redeemable at par subject to the redemption practices of the FHLB.
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
Management evaluated the stock and concluded that the stock was not impaired as of December 31, 2019 or 2018.

11.    Subordinated Debentures
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
The Company recognized $1.5 million in interest expense related to its subordinated debt for each of the years ended December 31, 2019, 2018, and 2017.
12.    Commitments and Contingencies
Leases
Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of December 31, 2019, the Company leases real estate for ten branch offices under various operating lease agreements. The branch leases have maturities which range from 2020 to 2030, some of which include options to extend the lease term. In addition, the Company’s headquarter building is on land that is leased from the local municipality. Reference note 7 for further detail.
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
Financial instruments whose contract amounts represented credit risk at December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
	(In thousands)
Commitments to extend credit:
Loan commitments	$102,986	$190,661
Undisbursed construction loans	80,472	68,151
Unused home equity lines of credit	6,284	7,445
	$189,742	$266,257
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
These commitments subject the Company to potential exposure in excess of amounts recorded in the financial statements, and therefore, management maintains a specific reserve for unfunded credit commitments. This reserve is reported as a component of accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. The reserve for unfunded commitments totaled $120 thousand at December 31, 2019 and $175 thousand at December 31, 2018.
13.    Income Taxes
The components of income tax expense for the years ended December 31, 2019, 2018 and 2017 consisted of:

	December 31,
	2019	2018	2017
	(In thousands)
Current provision:
Federal	$4,137	$2,251	$6,960
State	313	185	431
Total current	4,450	2,436	7,391
Deferred provision:
Federal	276	1,284	3,908
Total income tax expense	$4,726	$3,720	$11,299
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

A reconciliation of the anticipated income tax expense, computed by applying the statutory federal income tax rate of 21% for the years ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017 to the income before income taxes, to the amount reported in the consolidated statements of income for the years ended December 31, 2019, 2018, and 2017 was as follows:

	December 31,
	2019	2018	2017
	(In thousands)
Income tax expense at statutory federal rate	$4,818	$4,442	$8,795
State tax expense, net of federal tax effect	223	99	280
Statutory rate reductions	—	—	3,270
Income exempt from tax	(368)	(403)	(822)
Benefits related to stock compensation	(3)	(68)	(490)
Deferred director fees	(14)	(100)	—
Other items, net	70	(250)	266
Income tax expense	$4,726	$3,720	$11,299
At December 31, 2019 and 2018, the components of deferred tax assets and liabilities were as follows:

	December 31,
	2019	2018
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$2,862	$3,284
Net operating loss carryforwards	481	518
Deferred fees	1,120	1,152
Deferred director fees	174	31
Start-up costs	91	118
Unrealized loss on derivatives	2,245	—
Unrealized loss on available for sale securities	—	367
Lease Liabilities	2,132	—
Other	302	204
Gross deferred tax assets	9,407	5,674
Deferred tax liabilities:
Deferred expenses	671	628
Servicing rights	192	166
Purchase accounting adjustments	45	61
Depreciation	210	382
Unrealized gain on derivatives	—	90
Unrealized gain on available for sale securities	247	—
Right-Of-Use-Assets	2,117	—
Other	137	—
Gross deferred tax liabilities	3,619	1,327
Net deferred tax asset	$5,788	$4,347
A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. Management evaluated its remaining deferred tax assets and believes no valuation allowances are needed at December 31, 2019.

At December 31, 2019, the Company had federal net operating loss carryovers of $2.3 million. The carryovers were transferred to the Company upon the merger with The Wilton Bank. The losses will expire after 2032 and are subject to certain annual limitations which amount to $176 thousand per annum.
Management regularly analyzes their tax positions and at December 31, 2019 management has established a reserve for uncertain tax positions in conjunction with the Company's out of state lending activity. The total reserve for uncertain tax positions totaled $269 thousand as of December 31, 2019. The tax years 2016 and subsequent are subject to examination by federal and state taxing authorities. The statute of limitations has expired on the years before 2016. No examinations are currently in process.
The following table reflects a reconciliation of the beginning and ending balances of the Company’s uncertain tax positions:

	At December 31,
	2019	2018	2017
	(In thousands)
Balance, beginning of year	$193	$393	$95
Net additions (reductions) relating to potential liability with taxing authorities	76	(200)	298
Balance, end of year	$269	$193	$393
14.    401(K) Profit Sharing Plan
The Company’s employees are eligible to participate in The Bankwell Financial Group, Inc. and its Subsidiaries and Affiliates 401(k) Plan (the “401k Plan”). The 401k Plan covers substantially all employees who are at least 21 years of age. Under the terms of the 401k Plan, participants can contribute up to a certain percentage of their compensation, subject to federal limitations. The Company matches eligible contributions and may make discretionary matching and/or profit sharing contributions. Participants are immediately vested in their contributions and become fully vested in the Company’s contributions after completing five years of service. The Company expensed $252 thousand, $265 thousand and $257 thousand related to the 401k Plan during the years ended December 31, 2019, 2018 and 2017, respectively.
15.    Earnings Per Share ("EPS")
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
The following is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Net income	$18,216	$17,433	$13,830
Dividends to participating securities(1)	(46)	(51)	(28)
Undistributed earnings allocated to participating securities(1)	(166)	(178)	(151)
Net income for earnings per share calculation	$18,004	$17,204	$13,651
Weighted average shares outstanding, basic	7,757	7,722	7,572
Effect of dilutive equity-based awards(2)	28	53	98
Weighted average shares outstanding, diluted	7,785	7,775	7,670
Net earnings per common share:
Basic earnings per common share	$2.32	$2.23	$1.80
Diluted earnings per common share	$2.31	$2.21	$1.78
(1)    Represents dividends paid and undistributed earnings allocated to unvested stock-based awards that contain non-forfeitable rights to dividends.

(2)    Represents the effect of the assumed exercise of stock options and warrants and the vesting of restricted shares, as applicable, utilizing the treasury stock method.

16.    Stock Based Compensation
Equity award plans
The Company has stock options or unvested restricted stock outstanding under three equity award plans, which are collectively referred to as the “Plan.” The current plan under which any future issuances of equity awards will be made is the 2012 BNC Financial Group, Inc. Stock Plan, or the “2012 Plan,” last amended on June 26, 2013. All equity awards made under the 2012 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of stock options or restricted stock. At December 31, 2019, there were 645,132 shares reserved for future issuance under the 2012 Plan.
Stock options:   The Company accounts for stock options based on the fair value at the date of grant and records an expense over the vesting period of such awards on a straight line basis.
There were no options granted during the years ended December 31, 2019, 2018 or 2017.
A summary of the status of outstanding stock options at December 31, 2019 is presented below:

	December 31, 2019
	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	19,030	$15.91
Exercised	(2,350)	13.14
Options outstanding at end of period	16,680	16.30

Options exercisable at end of period	16,680	16.30
Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. The total intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $40.0 thousand, $0.4 million and $1.1 million, respectively.
The range of exercise prices for the 16,680 options exercisable at December 31, 2019 was $11.00 to $17.86 per share. The weighted average remaining contractual life for these options was 2.5 years at December 31, 2019. At December 31, 2019, as all awarded options have vested, all of the outstanding options are exercisable, and the aggregate intrinsic value of these options was$0.2 million.
The following table summarizes information for options, all of which are both outstanding and exercisable, at December 31, 2019:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price
$11.00–17.86	16,680	2.5	$16.30
Restricted stock:   Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.

The following table presents the activity for restricted stock for the year ended December 31, 2019:

	December 31, 2019
	Number of Shares		Weighted Average Grant Date Fair Value
Unvested at beginning of period	77,624	(1)	$30.78
Granted	64,150	(2)	29.65
Vested	(24,999)		28.46
Forfeited	(5,800)		26.34
Unvested at end of period	110,975		30.88

(1)	Includes 11,250 shares of performance based restricted stock

(2)	Includes 12,000 shares of performance based restricted stock

The total fair value of restricted stock awards vested during the year ended December 31, 2019 was $0.7 million.
The Company’s restricted stock expense for the years ended December 31, 2019, 2018 and 2017 was $1.0 million, $1.3 million and $0.9 million, respectively. At December 31, 2019, there was $1.7 million of unrecognized stock compensation expense for restricted stock, expected to be recognized over a weighted average period of 1.6 years.
Performance based restricted stock:   On February 20, 2018, the Company issued 11,250 shares of restricted stock with performance and service conditions pursuant to the Company's 2012 Stock Plan. On March 18, 2019, the Company issued 7,500 shares of restricted stock with performance and service conditions pursuant to the Company’s 2012 Stock Plan. On December 20, 2019, the Company issued 4,500 shares of restricted stock with performance and service conditions pursuant to the Company's 2012 Stock Plan. The awards vest over a three-year service period, provided certain performance metrics are met. The share quantity, which can range between 0% and 200%, of the grant is dependent on the degree to which the performance metrics are met. The Company records an expense over the vesting period based on (a) the probability that the performance metric will be met and (b) the fair market value of the Company’s stock at the date of the grant.
17.    Comprehensive Income
Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives. The Company's derivative instruments are utilized to manage economic risks, including interest rate risk. Changes in fair value of the Company's derivatives are primarily driven by changes in interest rates and recognized in other comprehensive income. The Company's current derivative positions will cause a decrease to other comprehensive income in a falling interest rate environment and an increase in a rising interest rate environment. The Company’s total comprehensive income or loss for the years ended December 31, 2019, 2018 and 2017 is reported in the Consolidated Statements of Comprehensive Income.
The following tables present the changes in accumulated other comprehensive (loss) income by component, net of tax for the years ended December 31, 2019, 2018 and 2017:

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2018	$(1,379)	$342	$(1,037)
Other comprehensive income (loss) before reclassifications, net of tax	2,367	(8,786)	(6,419)
Amounts reclassified from accumulated other comprehensive income, net of tax	(60)	—	(60)
Net other comprehensive income (loss)	2,307	(8,786)	(6,479)
Balance at December 31, 2019	$928	$(8,444)	$(7,516)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2017	$85	$1,609	$1,694
Other comprehensive loss before reclassifications, net of tax	(1,289)	(1,267)	(2,556)
Amounts reclassified from accumulated other comprehensive income, net of tax	(175)	—	(175)
Net other comprehensive loss	(1,464)	(1,267)	(2,731)
Balance at December 31, 2018	$(1,379)	$342	$(1,037)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2016	$409	$481	$890
Other comprehensive (loss) income before reclassifications, net of tax	(232)	843	611
Amounts reclassified from accumulated other comprehensive income, net of tax	(108)	—	(108)
Net other comprehensive (loss) income	(340)	843	503
Amounts reclassified for tax rate change	16	285	301
Balance at December 31, 2017	$85	$1,609	$1,694
The following table provides information for the items reclassified from accumulated other comprehensive income or loss:

Accumulated Other Comprehensive Income (Loss) Components	For the Years Ended December 31,			Associated Line Item in the Consolidated Statements Of Income
	2019	2018	2017
	(In thousands)
Available-for-sale securities:
Unrealized gains on investments	$76	$222	$165	Net gain on sale of available for sale securities
Tax expense	(16)	(47)	(57)	Income tax expense
Net of tax	$60	$175	$108
18.    Derivative Instruments
The Company manages economic risks, including interest rate, liquidity, and credit risk by managing the amount, sources, and duration of its funding along with the use of interest rate derivative financial instruments, namely interest rate swaps. The Company does not use derivatives for speculative purposes. As of December 31, 2019, the Company was a party to seven interest rate swaps, designated as hedging instruments, to add stability to interest expense and to manage its exposure to interest rate movements. The notional amount for each swap is $25 million and in each case, the Company has entered into pay-fixed LIBOR interest rate swaps to convert rolling 90 days Federal Home Loan Bank advances or brokered deposits. In addition, as of December 31, 2019, the Company was a party to two forward-starting interest rate swaps on probable future FHLB advances or brokered deposits. As of December 31, 2019, the Company entered into two interest rate swaps not designated as hedging instruments, to minimize interest rate risk exposure with loans to customers.
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
Interest rate swaps with a positive fair value are recorded as other assets and interest rate swaps with a negative fair value are recorded as other liabilities on the Consolidated Balance Sheets. Information about derivative instruments for the years ended December 31, 2019 and 2018 were as follows:
December 31, 2019:

	Notional Amount	Original Maturity	Maturity Date	Received	Paid	Fair Value Asset (Liability)
	(Dollars in thousands)
Derivatives designated as hedging instruments:
Interest rate swap	$25,000	5.0 years	January 1, 2020	3-month USD LIBOR	1.83%	$—
Interest rate swap	25,000	5.0 years	August 26, 2020	3-month USD LIBOR	1.48%	51
Interest rate swap	25,000	5.0 years	July 1, 2021	3-month USD LIBOR	1.22%	174
Interest rate swap	25,000	7.0 years	August 25. 2024	3-month USD LIBOR	2.04%	(396)
Interest rate swap	25,000	7.0 years	August 25. 2024	3-month USD LIBOR	2.04%	(402)
Interest rate swap	25,000	15.0 years	January 1, 2034	3-month USD LIBOR	3.01%	(3,328)
Interest rate swap	25,000	3.0 years	December 23, 2022	3-month USD LIBOR	1.28%	279
Forward-starting interest rate swap(1)	25,000	15.0 years	January 1, 2035	3-month USD LIBOR	3.03%	(3,557)
Forward-starting interest rate swap(1)	25,000	15.0 years	August 26, 2035	3-month USD LIBOR	3.05%	(3,512)
	$225,000					$(10,691)
Derivatives not designated as hedging instruments:(2)
Interest rate swap	$20,000	20.0 years	March 10, 2039	1-month USD LIBOR	5.00%	$(1,762)
Interest rate swap	20,000	20.0 years	March 10, 2039	1-month USD LIBOR	5.00%	1,762
	$40,000					$—

Total Derivatives	$265,000					$(10,691)
(1) The effective date of the forward-starting interest rate swaps listed above are January 2, 2020 and August 26, 2020, respectively.
(2) Represents an interest rate swap with a commercial banking customer, which is offset by a derivative with a third party.

Accrued interest receivable related to interest rate swaps as of December 31, 2019 totaled $21.6 thousand and is excluded from the fair value presented in the table above. The fair value of interest rate swaps in a net liability position, including accrued interest, totaled $10.7 million as of December 31, 2019.

December 31, 2018:

	Notional Amount	Original Maturity	Maturity Date	Received	Paid	Fair Value Asset (Liability)
	(Dollars in thousands)
Derivatives designated as hedging instruments:
Interest rate swap	$25,000	4.7 years	January 1, 2019	3-month USD LIBOR	1.62%	$1
Interest rate swap	25,000	5.0 years	January 1, 2020	3-month USD LIBOR	1.83%	220
Interest rate swap	25,000	5.0 years	August 26, 2020	3-month USD LIBOR	1.48%	475
Interest rate swap	25,000	5.0 years	July 1, 2021	3-month USD LIBOR	1.22%	828
Interest rate swap	25,000	7.0 years	August 25, 2024	3-month USD LIBOR	2.04%	675
Interest rate swap	25,000	7.0 years	August 25, 2024	3-month USD LIBOR	2.04%	668
Forward-starting interest rate swap(1)	25,000	15.0 years	January 1, 2034	3-month USD LIBOR	3.01%	(807)
Forward-starting interest rate swap(1)	25,000	15.0 years	January 1, 2035	3-month USD LIBOR	3.03%	(819)
Forward-starting interest rate swap(1)	25,000	15.0 years	August 26, 2035	3-month USD LIBOR	3.05%	(811)
	$225,000					$430
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects to reclassify $0.6 million as an increase to interest expense during the next 12 months.
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

The Company's cash flow hedge positions consist of interest rate swap transactions as detailed in the table below:

Notional Amount	Effective Date of Hedging Relationship	Duration of Interest Rate Swap	Counterparty
(Dollars in thousands)
$25,000	January 2, 2015	5.0 years	Bank of Montreal
25,000	August 26, 2015	5.0 years	Bank of Montreal
25,000	July 1, 2016	5.0 years	Bank of Montreal
25,000	August 25, 2017	7.0 years	Bank of Montreal
25,000	August 25, 2017	7.0 years	FHN Financial Capital Markets
25,000	January 2, 2019	15.0 years	Bank of Montreal
25,000	December 27, 2019	3.0 years	Bank of Montreal
$175,000
This hedge strategy converts the rate of interest on short-term rolling FHLB advances or brokered deposits to long-term fixed interest rates, thereby protecting the Company from interest rate variability.
Changes in the consolidated statements of comprehensive income related to interest rate derivatives designated as hedges of cash flows were as follows for the years ended December 31, 2019, 2018 and 2017:

	December 31, 2019	December 31, 2018	December 31, 2017
	(In thousands)
Interest rate swap on FHLB advances and brokered deposits:
Unrealized loss recognized in accumulated other comprehensive income	$(11,121)	$(1,604)	$1,297
Income tax benefit on items recognized in accumulated other comprehensive income	2,335	337	(454)
Other comprehensive loss	(8,786)	(1,267)	843
Amount recognized in interest expense on hedged FHLB advances and brokered deposits	$2,949	$2,552	$1,909
The above unrealized gains and losses are reflective of market interest rates as of the respective balance sheet dates. Generally, a lower interest rate environment will result in a negative impact to comprehensive income whereas a higher interest rate environment will result in a positive impact to comprehensive income.
The following tables summarize gross and net information about derivative instruments that are offset in the Consolidated Balance Sheets at December 31, 2019 and 2018:

	December 31, 2019
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets	$2,363	$—	$2,363	$591	$—	$1,772
(1) Includes accrued interest receivable totaling $97.1 thousand.

	December 31, 2019
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted(2)	Net Amount
Derivative Liabilities	$13,032	$—	$13,032	$591	$12,441	$—
(1) Includes accrued interest payable totaling $75.5 thousand.
(2) Actual cash collateral posted totaled $13.5 million, total cash collateral posted in the above table represents the total value to net the derivative liabilities to $0.

	December 31, 2018
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets	$3,091	$—	$3,091	$2,310	$60	$721
(1) Includes accrued interest receivable totaling $0.2 million

In addition to cash collateral received the Company has also received investment securities as collateral with a fair market value of $1.2 million as of December 31, 2018.

	December 31, 2018
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative Liabilities	$2,437	$—	$2,437	$2,310	$—	$127

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
The carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments at December 31, 2019 and 2018 were as follows:

	December 31, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$78,051	$78,051	$78,051	$—	$—
Marketable equity securities	2,118	2,118	2,118	—	—
Available for sale securities	82,439	82,439	10,031	72,408	—
Held to maturity securities	16,308	18,307	—	85	18,222
Loans receivable, net	1,588,840	1,589,732	—	—	1,589,732
Accrued interest receivable	5,959	5,959	—	5,959	—
FHLB stock	7,475	7,475	—	7,475	—
Servicing asset, net of valuation allowance	978	978	—	—	978
Derivative asset	2,266	2,266	—	2,266	—
Financial Liabilities:
Noninterest bearing deposits	$191,518	$191,518	$—	$191,518	$—
NOW and money market	489,515	489,515	—	489,515	—
Savings	183,729	183,729	—	183,729	—
Time deposits	627,141	632,436	—	—	632,436
Accrued interest payable	2,142	2,142	—	2,142	—
Advances from the FHLB	150,000	150,006	—	—	150,006
Subordinated debentures	25,207	25,530	—	—	25,530
Servicing liability	63	63	—	—	63
Derivative liability	12,957	12,957	—	12,957	—

	December 31, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$75,411	$75,411	$75,411	$—	$—
Federal funds sold	2,701	2,701	2,701	—	—
Marketable equity securities	2,009	2,009	2,009	—	—
Available for sale securities	93,154	93,154	9,798	83,356	—
Held to maturity securities	21,421	21,988	—	1,098	20,890
Loans receivable, net	1,586,775	1,584,858	—	—	1,584,858
Accrued interest receivable	6,375	6,375	—	6,375	—
FHLB stock	8,110	8,110	—	8,110	—
Servicing asset, net of valuation allowance	870	870	—	—	870
Derivative asset	2,867	2,867	—	2,867	—
Financial Liabilities:
Noninterest bearing deposits	$173,198	$173,198	$—	$173,198	$—
NOW and money market	533,837	533,837	—	533,837	—
Savings	180,487	180,487	—	180,487	—
Time deposits	614,722	616,973	—	—	616,973
Accrued interest payable	1,381	1,381	—	1,381	—
Advances from the FHLB	160,000	159,753	—	—	159,753
Subordinated debentures	25,155	24,211	—	—	24,211
Servicing liability	73	73	—	—	73
Derivative liability	2,437	2,437	—	2,437	—
The following methods and assumptions were used by management in estimating the fair value of its financial instruments:
Cash and due from banks, federal funds sold, accrued interest receivable and accrued interest payable:   The carrying amount is a reasonable estimate of fair value.
Marketable equity securities, available for sale securities and held to maturity securities:   Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The majority of the available for sale securities are considered to be Level 2 as other observable inputs are utilized, such as quoted prices for similar securities. Level 1 investment securities include investments in a U.S. treasury note and in marketable equity securities for which a quoted price is readily available in the market. Level 3 held to maturity securities represent private placement municipal housing authority bonds for which no quoted market price is available. The fair value for these securities is estimated using a discounted cash flow model, using discount rates ranging from 3.8% to 4.1% as of December 31, 2019 and 4.7% to 5.1% as of December 31, 2018. These securities are CRA eligible investments.
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
Off-balance-sheet instruments:   Loan commitments on which the committed interest rate is less than the current market rate are insignificant at December 31, 2019 and 2018.
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
Financial instruments measured at fair value on a recurring basis
The following table details the financial instruments carried at fair value on a recurring basis at December 31, 2019 and 2018, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the years ended December 31, 2019 and 2018.

	Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2019
Marketable equity securities	$2,118	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	10,031	72,408	—
Derivative asset	—	2,266	—
Derivative liability	—	12,957	—

December 31, 2018
Marketable equity securities	$2,009	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	9,798	72,338	—
State agency and municipal obligations	—	4,007	—
Corporate bonds	—	7,011	—
Derivative asset	—	2,867	—
Derivative liability	—	2,437	—
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
The following table details the financial instruments measured at fair value on a nonrecurring basis at December 31, 2019 and 2018, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2019
Impaired loans	$—	$—	$22,047
Servicing asset, net	—	—	915
December 31, 2018
Impaired loans	$—	$—	$18,709
Servicing asset, net	—	—	797

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at December 31, 2019 and 2018:

	Fair Value	Valuation Methodology	Unobservable Input	Range
	(Dollars in thousands)
December 31, 2019
Impaired loans	$12,300	Appraisals	Discount to appraised value	8.00–28.00%
	9,747	Discounted cash flows	Discount rate	3.60–7.00%
	$22,047

Servicing asset, net	$915	Discounted cash flows	Discount rate	10.00-11.00%	(1)
			Prepayment rate	3.00-19.00%
December 31, 2018
Impaired loans	$10,188	Appraisals	Discount to appraised value	5.00–8.00%
	8,521	Discounted cash flows	Discount rate	3.25–8.00%
	$18,709

Servicing asset, net	$797	Discounted cash flows	Discount rate	10.00-12.00%	(2)
			Prepayment rate	3.00-15.00%
(1) Servicing liabilities totaling $63 thousand were valued using a discount rate of 1.6%.
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
The Basel III Capital Rules also change the risk weights assigned to certain assets. The Basel III Capital Rules assigned a higher risk weight (150%) to loans that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The Basel III Capital Rules also alter the risk weighting for other assets, including marketable equity securities that are risk weighted generally at 300%. The Basel III Capital Rules require certain components of accumulated other comprehensive income (loss) to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. The Bank did exercise its opt-out option and will excludes the unrealized gain (loss) on investment securities component of accumulated other comprehensive income (loss) from regulatory capital.
The Basel III Capital Rules limit a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity to risk weighted assets, in addition to the amount necessary to meet its minimum risk-based capital requirements described above. As of January 1, 2019, the "capital conservation buffer" increased from 1.875%, to 2.5%.
Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.
As of December 31, 2019, the Bank and Company met all capital adequacy requirements to which they are subject. There are no conditions or events since then that management believes have changed this conclusion.
The capital amounts and ratios for the Bank and the Company at December 31, 2019 were as follows:

	Actual Capital		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bankwell Bank
December 31, 2019
Common Equity Tier 1 Capital to Risk-Weighted Assets	$205,856	12.53%	$115,040	7.00%	$106,823	6.50%
Total Capital to Risk-Weighted Assets	219,365	13.35%	172,560	10.50%	164,343	10.00%
Tier I Capital to Risk-Weighted Assets	205,856	12.53%	139,691	8.50%	131,474	8.00%
Tier I Capital to Average Assets	205,856	10.99%	74,951	4.00%	93,689	5.00%
Bankwell Financial Group, Inc.
December 31, 2019
Common Equity Tier 1 Capital to Risk-Weighted Assets	187,155	11.37%	115,253	7.00%	N/A	N/A
Total Capital to Risk-Weighted Assets	225,871	13.72%	172,880	10.50%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	187,155	11.37%	139,950	8.50%	N/A	N/A
Tier I Capital to Average Assets	187,155	9.97%	75,067	4.00%	N/A	N/A

The capital amounts and ratios for the Bank and Company at December 31, 2018 were as follows:

	Actual Capital		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bankwell Bank
December 31, 2018
Common Equity Tier 1 Capital to Risk-Weighted Assets	$191,128	11.56%	$105,392	6.38%	$107,459	6.50%
Total Capital to Risk-Weighted Assets	206,593	12.50%	163,255	9.88%	165,321	10.00%
Tier I Capital to Risk-Weighted Assets	191,128	11.56%	130,190	7.88%	132,257	8.00%
Tier I Capital to Average Assets	191,128	10.14%	75,432	4.00%	94,290	5.00%
Bankwell Financial Group, Inc.
December 31, 2018
Common Equity Tier 1 Capital to Risk-Weighted Assets	172,415	10.41%	105,575	6.38%	N/A	N/A
Total Capital to Risk-Weighted Assets	213,035	12.86%	163,537	9.88%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	172,415	10.41%	130,416	7.88%	N/A	N/A
Tier I Capital to Average Assets	172,415	9.13%	75,567	4.00%	N/A	N/A
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
Reserve requirements on cash
The Bank is required to maintain a minimum reserve balance of $14.1 million and $16.8 million in the Federal Reserve Bank at December 31, 2019 and 2018, respectively. This balance is maintained for clearing purposes in the ordinary course of business and does not represent restricted cash.
22.    Related Party Transactions
In the normal course of business, the Company may grant loans to executive officers, directors and members of their immediate families, as defined, and to entities in which these individuals have more than a 10% equity ownership. Such loans are transacted at terms including interest rates, similar to those available to unrelated customers. Changes in loans outstanding to such related parties during the years ending December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
	(In thousands)
Balance, beginning of year	$8,673	$20,721
Additional loans	—	1,702
Repayments	(3,573)	(9,417)
Effect of changes in related parties	(5,034)	(4,333)
Balance, end of year	$66	$8,673
Related party deposits aggregated approximately $45.9 million and $46.7 million at December 31, 2019 and 2018, respectively.
During the years ended December 31, 2019 and 2018, the Company paid approximately $26 thousand and $60 thousand, respectively, to related parties for services provided to the Company. The payments were primarily for consulting and legal services.

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
Condensed financial statements of the Parent Company only are as follows:
Condensed Statements of Financial Condition

	At December 31,
	2019	2018
	(In Thousands)
ASSETS
Cash and due from banks	$6,418	$6,349
Investment in subsidiary	201,097	192,909
Premises and equipment, net	7	11
Deferred income taxes, net	187	129
Other assets	2,853	2,937
Total assets	$210,562	$202,335
LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debentures	$25,207	$25,155
Accrued expenses and other liabilities	2,958	2,984
Shareholders’ equity	182,397	174,196
Total liabilities and shareholders’ equity	$210,562	$202,335
Condensed Statements of Income

	Year Ended December 31,
	2019	2018	2017
	(In Thousands)
Interest income	$17	$15	$13
Dividend income from subsidiary	7,500	4,000	—
Total income	7,517	4,015	13
Expenses	3,488	3,444	2,295
Income (loss) before equity in undistributed earnings of subsidiaries	4,029	571	(2,282)
Equity in undistributed earnings of subsidiaries	14,187	16,862	16,112
Net Income	$18,216	$17,433	$13,830

Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2019	2018	2017
	(In Thousands)
Cash flows from operating activities
Net income	$18,216	$17,433	$13,830
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed earnings	(14,187)	(16,862)	(16,112)
Decrease (increase) in other assets	84	6,131	(5,179)
(Increase) decrease in deferred income taxes, net	(57)	(76)	3,010
(Decrease) increase in other liabilities	(26)	(1,296)	380
Stock-based compensation	1,020	1,290	917
Amortization of debt issuance costs	52	52	52
Net cash provided by (used in) operating activities	5,102	6,672	(3,102)
Cash flows from investing activities
Decrease in premises and equipment, net	4	6	37
Net cash provided by investing activities	4	6	37
Cash flows from financing activities
Proceeds from exercise of options & warrants	30	936	2,031
Dividends paid on common stock	(4,079)	(3,759)	(2,149)
Repurchase of common stock	(988)	—	—
Net cash used in financing activities	(5,037)	(2,823)	(118)
Net increase (decrease) in cash and cash equivalents	69	3,855	(3,183)
Cash and cash equivalents:
Beginning of year	6,349	2,494	5,677
End of year	$6,418	$6,349	$2,494
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	—	—	—
Income taxes	—	—	—

24.    Quarterly Financial Information of Bankwell Financial Group, Inc. (Unaudited)
The following tables present selected quarterly financial information (unaudited):

	2019
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in thousands, except per share amounts)
Total interest and dividend income	$19,933	$20,493	$21,046	$21,476
Total interest expense	7,051	7,482	7,451	7,203
Net interest income	12,882	13,011	13,595	14,273
Provision (credit) for loan losses	310	773	(841)	195
Total noninterest income	1,048	1,552	1,336	1,308
Total noninterest expense	9,224	8,672	8,755	8,975
Income before income tax expense	4,396	5,118	7,017	6,411
Income tax expense	924	1,030	1,441	1,331
Net income	$3,472	$4,088	$5,576	$5,080
Earnings per common share:
Basic	$0.44	$0.52	$0.71	$0.65
Diluted	$0.44	$0.52	$0.71	$0.65

	2018
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in thousands, except per share amounts)
Total interest and dividend income	$21,543	$20,500	$19,414	$18,607
Total interest expense	7,076	6,254	5,506	4,902
Net interest income	14,467	14,246	13,908	13,705
Provision for loan losses	2,795	322	310	13
Total noninterest income	601	859	1,107	1,333
Total noninterest expense	8,796	8,870	8,764	9,203
Income before income tax expense	3,477	5,913	5,941	5,822
Income tax expense	216	1,056	1,226	1,222
Net income	$3,261	$4,857	$4,715	$4,600
Earnings per common share:
Basic	$0.42	$0.62	$0.60	$0.59
Diluted	$0.41	$0.62	$0.60	$0.59
Note: Due to rounding, quarterly earnings per share may not sum to reported annual earnings per share.
During the fourth quarter of 2018, the Company recognized a $6.2 million charge-off attributable to one lending relationship.

25. Subsequent Events

The Company's Board of Directors declared a $0.14 per share cash dividend, payable February 24, 2020 to shareholders of record on February 14, 2020, representing an 8% increase when compared to the prior quarter's dividend.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of Bankwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that Bankwell’s disclosure controls and procedures were effective as of the end of the period covered by this report.
Internal Control over Financial Reporting
Bankwell’s management has issued a report on its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. As of December 31, 2019, senior management concluded that Bankwell maintained effective internal control over financial reporting.
There were no changes made in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The report of the Company's management follows.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on management’s assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
The Company's independent registered public accounting firm, RSM US LLP, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2019, as stated in their audit report appearing below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bankwell Financial Group, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Bankwell Financial Group Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 Consolidated Financial Statements of the Company and our report dated February 28, 2020 expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures, as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

 /s/ RSM US LLP

New Haven, Connecticut
February 28, 2020

Item 9b.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2020 Annual Meeting of Stockholders, to be filed with the Commission no later than April 29, 2020.
Item 11.    Executive Compensation
The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2020 Annual Meeting of Stockholders, to be filed with the Commission no later than April 29, 2020.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2020 Annual Meeting of Stockholders, to be filed with the Commission no later than April 29, 2020.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2020 Annual Meeting of Stockholders, to be filed with the Commission no later than April 29, 2020.
Item 14.    Principal Accountant Fees and Services
The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2020 Annual Meeting of Stockholders, to be filed with the Commission no later than April 29, 2020.

PART IV
Item 15.    Exhibits, Financial Statement Schedules

(A)(1) FINANCIAL STATEMENTS
The following consolidated financial statements of the Company are included in Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - As of December 31, 2019 and 2018
Consolidated Statements of Income - For the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income - For the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Shareholders' Equity - For the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows - For the years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements
(A)(2) FINANCIAL STATEMENT SCHEDULES
Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or the information was contained elsewhere herein.
(A)(3) EXHIBITS
The exhibits listed in the Exhibit Index in this Form 10-K are filed herewith or are incorporated herein by reference to other SEC filings.
Exhibit Index

Number	Description
Exhibit 3.1	Certificate of Incorporation as amended to date (1)
Exhibit 3.2	Amended and Restated Bylaws (1)
Exhibit 4.1	Description of the Registrant's Common Stock
Exhibit 10.1†	Employment Agreement of Christopher R. Gruseke dated December 29, 2016 (3)
Exhibit 10.5†	2002 Bank Management, Director and Founder Stock Option Plan (1)
Exhibit 10.6†	2006 Bank of New Canaan Stock Option Plan (1)
Exhibit 10.7†	2007 Bank of New Canaan Stock Option and Equity Award Plan (1)
Exhibit 10.8†	2011 BNC Financial Group, Inc. Stock Option and Equity Award Plan (1)
Exhibit 10.9†	2012 BNC Financial Group, Inc. Stock Plan (1)
Exhibit 10.10†	Amendment to the 2012 BNC Financial Group, Inc. Stock Plan (1)
Exhibit 10.11†	BNC Financial Group, Inc. and Affiliates Deferred Compensation Plan for Directors, January 23, 2008(1)
Exhibit 10.15†	Employment Agreement of Penko Ivanov (4)
Exhibit 10.16	Form of Director Indemnification Agreement (2)
Exhibit 10.17	Form of Executive Officer Indemnification Agreement (2)
Exhibit 10.18†	Employment Agreement of Christine Chivily (4)
Exhibit 10.19	Agreement dated February 5, 2020 between Lawrence B. Seidman and Bankwell Financial Group, Inc.
Exhibit 21.1	Subsidiaries of the Registrant (1)
Exhibit 23.1	Consent of RSM US LLP
Exhibit 31.1	Certification of Christopher R. Gruseke Pursuant to Rule 13a-14(a)
Exhibit 31.2	Certification of Penko Ivanov pursuant to Rule 13a-14(a)
Exhibit 32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Bankwell Financial Group, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

†    Management contract or compensatory plan or arrangement
(1)    Filed as part of the Registrant’s Registration Statement on Form S-1 filed on April 4, 2014.
(2)    Filed as part of the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed on May 5, 2014.
(3)    Filed as part of the Registrant’s December 31, 2016 Form 10-K.
(4)    Filed as part of the Registrant's June 30, 2018 Form 10-Q.
Item 16.    Form 10-K Summary
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

Signature & Title	Date
/s/ Christopher R. Gruseke	February 28, 2020
Christopher R. Gruseke President and Chief Executive Officer (principal executive officer)
/s/ Penko Ivanov	February 28, 2020
Penko Ivanov Executive Vice President & Chief Financial Officer (principal financial and accounting officer)
/s/ George P. Bauer	February 28, 2020
George P. Bauer Director
/s/ Gail Brathwaite	February 28, 2020
Gail Brathwaite Director
/s/ Richard Castiglioni	February 28, 2020
Richard Castiglioni Director
/s/ Eric J. Dale	February 28, 2020
Eric J. Dale Director
/s/ Blake S. Drexler	February 28, 2020
Blake S. Drexler Director
/s/ James M. Garnett	February 28, 2020
James M. Garnett Director
/s/ Daniel S. Jones	February 28, 2020
Daniel S. Jones Director
/s/ Todd Lampert	February 28, 2020
Todd Lampert Director
/s/ Victor S. Liss	February 28, 2020
Victor S. Liss Director
/s/ Carl M. Porto	February 28, 2020
Carl M. Porto Director