Form 10-Q
period 2020-03-31
Bankwell Financial Group, Inc.
filed 2020-05-11
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

or

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

As of April 30, 2020, there were 7,871,419 shares of the registrant’s common stock outstanding.

Bankwell Financial Group, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
Bankwell Financial Group, Inc.
Consolidated Balance Sheets - (unaudited)
(In thousands, except share data)

	March 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$203,569	$78,051
Federal funds sold	6,427	—
Cash and cash equivalents	209,996	78,051

Investment securities
Marketable equity securities, at fair value	2,289	2,118
Available for sale investment securities, at fair value	82,342	82,439
Held to maturity investment securities, at amortized cost (fair values of $18,771 and $18,307 at March 31, 2020 and December 31, 2019, respectively)	16,252	16,308
Total investment securities	100,883	100,865

Loans receivable (net of allowance for loan losses of $16,686 at March 31, 2020 and $13,509 at December 31, 2019)	1,602,146	1,588,840
Accrued interest receivable	5,867	5,959
Federal Home Loan Bank stock, at cost	6,507	7,475
Premises and equipment, net	27,835	28,522
Bank-owned life insurance	41,926	41,683
Goodwill	2,589	2,589
Other intangible assets	196	214
Deferred income taxes, net	10,009	5,788
Other assets	45,671	22,196
Total assets	$2,053,625	$1,882,182
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$168,448	$191,518
Interest bearing deposits	1,512,684	1,300,385
Total deposits	1,681,132	1,491,903

Advances from the Federal Home Loan Bank	125,000	150,000
Subordinated debentures ($25,500 face, less unamortized debt issuance costs of $280 and $293 at March 31, 2020 and December 31, 2019, respectively)	25,220	25,207
Accrued expenses and other liabilities	52,059	32,675
Total liabilities	1,883,411	1,699,785
Commitments and contingencies
Shareholders' equity
Common stock, no par value; 10,000,000 shares authorized, 7,871,419 and 7,868,803 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	119,953	120,589
Retained earnings	69,595	69,324
Accumulated other comprehensive loss	(19,334)	(7,516)
Total shareholders' equity	170,214	182,397

Total liabilities and shareholders' equity	$2,053,625	$1,882,182

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Income – (unaudited)
(In thousands, except share data)

	Three Months Ended March 31,
	2020	2019
Interest and dividend income
Interest and fees on loans	$18,985	$20,096
Interest and dividends on securities	825	997
Interest on cash and cash equivalents	286	383
Total interest and dividend income	20,096	21,476

Interest expense
Interest expense on deposits	5,709	6,100
Interest expense on borrowings	1,101	1,103
Total interest expense	6,810	7,203

Net interest income	13,286	14,273

Provision for loan losses	3,185	195

Net interest income after provision for loan losses	10,101	14,078

Noninterest income
Bank owned life insurance	243	249
Service charges and fees	217	249
Gains and fees from sales of loans	—	89
Other	612	721
Total noninterest income	1,072	1,308

Noninterest expense
Salaries and employee benefits	5,380	4,836
Occupancy and equipment	1,909	1,887
Professional services	711	590
Data processing	536	512
Director fees	295	189
Marketing	162	193
FDIC insurance	70	123
Amortization of intangibles	18	19
Other	578	626
Total noninterest expense	9,659	8,975
Income before income tax expense	1,514	6,411
Income tax expense	151	1,331
Net income	$1,363	$5,080

Earnings Per Common Share:
Basic	$0.17	$0.65
Diluted	$0.17	$0.65

Weighted Average Common Shares Outstanding:
Basic	7,750,135	7,760,460
Diluted	7,778,762	7,776,378
Dividends per common share	$0.14	$0.13

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Comprehensive (Loss) Income – (unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$1,363	$5,080
Other comprehensive (loss) income:
Unrealized gains on securities:
Unrealized holding gains on available for sale securities	2,224	1,392
Net change in unrealized gains	2,224	1,392
Income tax expense	(494)	(294)
Unrealized gains on securities, net of tax	1,730	1,098
Unrealized losses on interest rate swaps:
Unrealized losses on interest rate swaps	(17,426)	(4,072)
Income tax benefit	3,878	855
Unrealized losses on interest rate swaps, net of tax	(13,548)	(3,217)
Total other comprehensive loss, net of tax	(11,818)	(2,119)
Comprehensive (loss) income	$(10,455)	$2,961

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders' Equity – (unaudited)
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2019	7,868,803	$120,589	$69,324	$(7,516)	$182,397
Net income	—	—	1,363	—	1,363
Other comprehensive loss, net of tax	—	—	—	(11,818)	(11,818)
Cash dividends declared ($0.14 per share)	—	—	(1,092)	—	(1,092)
Stock-based compensation expense	—	385	—	—	385
Forfeitures of restricted stock	(1,425)	—	—	—	—
Issuance of restricted stock	61,040	—	—	—	—
Stock options exercised	1,500	16	—	—	16
Repurchase of common stock	(58,499)	(1,037)	—	—	(1,037)
Balance at March 31, 2020	7,871,419	$119,953	$69,595	$(19,334)	$170,214

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2018	7,842,271	$120,527	$54,706	$(1,037)	$174,196
Net income	—	—	5,080	—	5,080
Other comprehensive loss, net of tax	—	—	—	(2,119)	(2,119)
Cash dividends declared ($0.13 per share)	—	—	(1,020)	—	(1,020)
Stock-based compensation expense	—	216	—	—	216
ASU 2016-02 transition adjustment, net of tax	—	—	481	—	481
Forfeitures of restricted stock	(3,750)	—	—	—	—
Issuance of restricted stock	34,450	—	—	—	—
Stock options exercised	500	7	—	—	7
Balance at March 31, 2019	7,873,471	$120,750	$59,247	$(3,156)	$176,841

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows – (unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$1,363	$5,080
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net amortization (accretion) of premiums and discounts on investment securities	7	(17)
Provision for loan losses	3,185	195
Credit for deferred income taxes	(866)	(52)
Change in fair value of marketable equity securities	(39)	(29)
Depreciation and amortization	830	842
Amortization of debt issuance costs	13	13
Increase in cash surrender value of bank-owned life insurance	(243)	(249)
Gains and fees from sales of loans	—	(89)
Stock-based compensation	385	216
Net accretion of purchase accounting adjustments	(18)	(19)
Net change in:
Deferred loan fees	4	(109)
Accrued interest receivable	92	(159)
Other assets	(19,964)	(7,461)
Accrued expenses and other liabilities	(1,591)	2,338
Net cash (used in) provided by operating activities	(16,842)	500

Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	2,312	2,093
Proceeds from principal repayments on held to maturity securities	58	62
Purchases of marketable equity securities	(132)	(11)
Purchases of available for sale securities	—	(3,961)
Net (increase) decrease in loans	(16,495)	8,080
Loan principal sold from loans not originated for sale	—	(9,858)
Proceeds from sales of loans not originated for sale	—	9,947
Purchases of premises and equipment, net	(40)	(116)
Reduction of Federal Home Loan Bank stock	968	635
Net cash (used in) provided by investing activities	(13,329)	6,871

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows - (Continued)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from financing activities
Net change in time certificates of deposit	$195,674	$35,025
Net change in other deposits	(6,445)	(15,904)
Net change in FHLB advances	(25,000)	(10,000)
Proceeds from exercise of options	16	7
Dividends paid on common stock	(1,092)	(1,020)
Repurchase of common stock	(1,037)	—
Net cash provided by financing activities	162,116	8,108
Net increase in cash and cash equivalents	131,945	15,479
Cash and cash equivalents:
Beginning of year	78,051	78,112
End of period	$209,996	$93,591
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$6,503	$6,721
Income taxes	63	75
Noncash investing and financing activities:
Net change in unrealized gains or losses on available for sale securities	2,224	1,392
Net change in unrealized gains or losses on interest rate swaps	(17,426)	(4,072)
Establishment of right-of-use asset and lease liability	103	10,584
ASU 2016-02 transition adjustment, net of tax	—	481

See accompanying notes to consolidated financial statements (unaudited)

1. Nature of Operations and Summary of Significant Accounting Policies

Bankwell Financial Group, Inc. (the “Company” or “Bankwell”) is a bank holding company headquartered in New Canaan, Connecticut. The Company offers a broad range of financial services through its banking subsidiary, Bankwell Bank (collectively the Company or the Bank). In November 2013, the Bank acquired The Wilton Bank and in October 2014, the Bank acquired Quinnipiac Bank and Trust Company.

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

Use of estimates

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the consolidated balance sheet, and revenue and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses, the valuation of derivative instruments, investment securities valuation, evaluation of investment securities for other than temporary impairment and deferred income taxes valuation.
In March 2020, the World Health Organization declared novel coronavirus disease 2019 ("COVID-19") as a global pandemic. The COVID-19 pandemic has negatively impacted the global and U.S. economies. Many businesses in the U.S., including those in the markets we serve, were required to close, causing a significant increase in unemployment and loss of revenue for businesses that were required to close.
The consolidated financial statements reflect estimates and assumptions that affect the reported amounts of assets and liabilities, including the amount of the allowance for loan losses. The assumptions and estimates used in the financial statements were impacted by the COVID-19 pandemic. The COVID-19 pandemic did have an adverse impact on our earnings and resulted in an increase to the provision for loan losses when compared to the same period in 2019.
We are unable to estimate the full impact of COVID-19 on our business and operations at this time. The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be controlled and abated and when and how the economy may be reopened. The pandemic could cause us to experience higher credit losses in our loan portfolio, impairment of our goodwill, reduced demand for our products and services, or other negative impacts on our financial position, results of operations, and prospects.

Goodwill

As a result of the economic impact and uncertainty created by the COVID-19 pandemic, the Company evaluated goodwill for impairment as of March 31, 2020 and determined there was no impairment.

Basis of consolidated financial statement presentation

The unaudited consolidated financial statements presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and note disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying unaudited interim consolidated financial statements have been included. Interim results are not necessarily reflective of the results that may be expected for the year ending December 31, 2020. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included on Form 10-K for the year ended December 31, 2019.

Significant concentrations of credit risk

Many of the Company's activities are with customers located in the New York Metropolitan area and throughout Fairfield and New Haven Counties and the surrounding region of Connecticut, and declines in property values in these areas could significantly impact the Company. The Company has significant concentrations in commercial real estate loans. Management does not believe they present any special risk. The Company does not have any significant concentrations in any one industry or customer.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the 2020 financial statement presentation. These reclassifications only changed the reporting categories and did not affect the consolidated results of operations or consolidated financial position of the Company.

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

Recently adopted accounting pronouncements
ASU No. 2018-13, Fair Value Measurement (Topic 820): “Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The following disclosure requirements were removed from topic 820 for public entities; (1) The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy (2) The policy for timing of transfers between levels and (3) The valuation processes for Level 3 fair value measurements. This update also modified and added disclosure requirements to Topic 820, including adding (1) The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (2) The range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The guidance was effective for the Company on January 1, 2020. The application of this guidance did not have a material impact on the Company's financial statements.

2. Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at March 31, 2020 were as follows:

	March 31, 2020
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Less than one year	$2,100	$7	$—	$2,107
Due from one through five years	9,957	301	—	10,258
Due from five through ten years	8,268	763	—	9,031
Due after ten years	58,617	2,329	—	60,946

Total available for sale securities	$78,942	$3,400	$—	$82,342

Held to maturity securities:
State agency and municipal obligations
Due after ten years	$16,178	$2,511	$—	$18,689

Government-sponsored mortgage backed securities
No contractual maturity	74	8	—	82
Total held to maturity securities	$16,252	$2,519	$—	$18,771

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at December 31, 2019 were as follows:

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

There were no sales of investment securities during the three months ended March 31, 2020 or 2019.

At March 31, 2020 and December 31, 2019, none of the Company's securities were pledged as collateral with the Federal Home Loan Bank ("FHLB") or any other institution.

As of March 31, 2020 and December 31, 2019, the actual duration of the Company's available for sale securities were significantly shorter than the stated maturities.

As of March 31, 2020, the Company held marketable equity securities with a fair value of $2.3 million and an amortized cost of $2.2 million. At December 31, 2019, the Company held marketable equity securities with a fair value of $2.1 million and an amortized cost of $2.0 million. These securities primarily represent an investment in mutual funds that have an objective to make investments for CRA purposes.

There were no and two investment securities as of March 31, 2020 and December 31, 2019, respectively, in which the fair value of the security was less than the amortized cost of the security.

The following table provides information regarding investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2019:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)
December 31, 2019
U.S. Government and agency obligations	$99	$(1)	1.01%	$998	$(1)	0.13%	$1,097	$(2)	0.21%
Total investment securities	$99	$(1)	1.01%	$998	$(1)	0.13%	$1,097	$(2)	0.21%

3. Loans Receivable and Allowance for Loan Losses

The following table sets forth a summary of the loan portfolio at March 31, 2020 and December 31, 2019:

(In thousands)	March 31, 2020	December 31, 2019
Real estate loans:
Residential	$139,353	$147,109
Commercial	1,131,206	1,128,614
Construction	107,594	98,583
	1,378,153	1,374,306

Commercial business	242,705	230,028

Consumer	113	150
Total loans	1,620,971	1,604,484

Allowance for loan losses	(16,686)	(13,509)
Deferred loan origination fees, net	(2,141)	(2,137)
Unamortized loan premiums	2	2
Loans receivable, net	$1,602,146	$1,588,840

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

Allowance for loan losses

The following tables set forth the activity in the Company’s allowance for loan losses for the three months ended March 31, 2020 and 2019, by portfolio segment:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended March 31, 2020
Beginning balance	$730	$10,551	$324	$1,903	$1	$13,509
Charge-offs	—	—	—	(8)	(2)	(10)
Recoveries	—	—	—	1	1	2
Provisions	55	2,583	142	405	—	3,185
Ending balance	$785	$13,134	$466	$2,301	$—	$16,686

The allowance for loan losses for the three months ended March 31, 2020 totaled $16.7 million. The allowance for loan losses for the three months ended March 31, 2020 included $3.0 million in incremental loan loss reserves recognized in the first quarter of 2020. This increase in loan loss reserves is a result of management’s assessment of increased credit risk relating to economic disruption and uncertainty caused by the COVID-19 pandemic applied to the loan population that is being collectively evaluated for impairment, as opposed to the population of loans that is being individually evaluated for impairment.

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended March 31, 2019
Beginning balance	$857	$11,562	$140	$2,902	$1	$15,462
Charge-offs	(233)	—	—	(3)	(2)	(238)
Recoveries	—	—	—	10	1	11
Provisions (Credits)	95	84	73	(58)	1	195
Ending balance	$719	$11,646	$213	$2,851	$1	$15,430

Loans evaluated for impairment and the related allowance for loan losses as of March 31, 2020 and December 31, 2019 were as follows:

	Portfolio	Allowance
	(In thousands)
March 31, 2020
Loans individually evaluated for impairment:
Residential real estate	$3,980	$—
Commercial real estate	14,277	464
Commercial business	4,264	70
Subtotal	22,521	534
Loans collectively evaluated for impairment:
Residential real estate	135,373	785
Commercial real estate	1,116,929	12,670
Construction	107,594	466
Commercial business	238,441	2,231
Consumer	113	—
Subtotal	1,598,450	16,152

Total	$1,620,971	$16,686

	Portfolio	Allowance
	(In thousands)
December 31, 2019
Loans individually evaluated for impairment:
Residential real estate	$4,020	$—
Commercial real estate	14,203	372
Commercial business	4,330	134
Subtotal	22,553	506
Loans collectively evaluated for impairment:
Residential real estate	143,089	730
Commercial real estate	1,114,411	10,179
Construction	98,583	324
Commercial business	225,698	1,769
Consumer	150	1
Subtotal	1,581,931	13,003

Total	$1,604,484	$13,509

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

The following tables present credit risk ratings by loan segment as of March 31, 2020 and December 31, 2019:

	Commercial Credit Quality Indicators
	March 31, 2020				December 31, 2019
	Commercial Real Estate	Construction	Commercial Business	Total	Commercial Real Estate	Construction	Commercial Business	Total
	(In thousands)
Pass	$1,106,734	$98,597	$222,035	$1,427,366	$1,104,164	$98,583	$208,932	$1,411,679
Special Mention	10,195	8,997	16,407	35,599	10,247	—	16,766	27,013
Substandard	14,277	—	795	15,072	14,203	—	854	15,057
Doubtful	—	—	3,468	3,468	—	—	3,476	3,476
Loss	—	—	—	—	—	—	—	—
Total loans	$1,131,206	$107,594	$242,705	$1,481,505	$1,128,614	$98,583	$230,028	$1,457,225

	Residential and Consumer Credit Quality Indicators
	March 31, 2020			December 31, 2019
	Residential Real Estate	Consumer	Total	Residential Real Estate	Consumer	Total
	(In thousands)
Pass	$135,372	$113	$135,485	$143,089	$150	$143,239
Special Mention	—	—	—	—	—	—
Substandard	3,797	—	3,797	3,832	—	3,832
Doubtful	184	—	184	188	—	188
Loss	—	—	—	—	—	—
Total loans	$139,353	$113	$139,466	$147,109	$150	$147,259

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

The following tables set forth certain information with respect to the Company's loan portfolio delinquencies by portfolio segment as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$112	$929	$93	$1,134	$138,219	$139,353
Commercial real estate	252	143	2,872	3,267	1,127,939	1,131,206
Construction	6,240	—	—	6,240	101,354	107,594
Commercial business	185	325	3,440	3,950	238,755	242,705
Consumer	—	—	—	—	113	113
Total loans	$6,789	$1,397	$6,405	$14,591	$1,606,380	$1,620,971

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$—	$943	$281	$1,224	$145,885	$147,109
Commercial real estate	355	—	5,935	6,290	1,122,324	1,128,614
Construction	1,357	—	—	1,357	97,226	98,583
Commercial business	—	—	3,455	3,455	226,573	230,028
Consumer	—	—	—	—	150	150
Total loans	$1,712	$943	$9,671	$12,326	$1,592,158	$1,604,484

There were no loans delinquent greater than 90 days and still accruing interest as of March 31, 2020. There was one loan, totaling$3.4 million, delinquent greater than 90 days and still accruing interest as of December 31, 2019. The delinquency for that particular loan was a result of an administrative delay, as the loan had matured in 2019, as opposed to delinquent payments.

Loans on nonaccrual status

The following is a summary of nonaccrual loans by portfolio segment as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(In thousands)
Residential real estate	$1,532	$1,560
Commercial real estate	5,339	5,222
Commercial business	3,783	3,806
Total	$10,654	$10,588

Nonaccrual loans totaled $10.7 million at March 31, 2020, of which $4.6 million is guaranteed by the Small Business Administration (SBA).

Interest income on loans that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the three months ended March 31, 2020 and 2019 was $0.2 million and $0.3 million, respectively. There was no interest income recognized on these loans for the three months ended March 31, 2020 and March 31, 2019.

At March 31, 2020 and December 31, 2019, there were no commitments to lend additional funds to any borrower on nonaccrual status. Nonaccrual loans with no specific reserve totaled $9.7 million and $9.6 million at March 31, 2020 and December 31, 2019, respectively.

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

The following table summarizes impaired loans by portfolio segment as of March 31, 2020 and December 31, 2019:

	Carrying Amount		Unpaid Principal Balance		Associated Allowance
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$3,980	$4,020	$4,123	$4,144	$—	$—
Commercial real estate	8,650	8,571	8,982	8,859	—	—
Commercial business	3,685	3,915	4,900	5,126	—	—
Total impaired loans without a valuation allowance	16,315	16,506	18,005	18,129	—	—

Impaired loans with a valuation allowance:
Commercial real estate	$5,627	$5,632	$5,641	$5,647	$464	$372
Commercial business	579	415	581	417	70	134
Total impaired loans with a valuation allowance	6,206	6,047	6,222	6,064	534	506
Total impaired loans	$22,521	$22,553	$24,227	$24,193	$534	$506

The following table summarizes the average carrying amount of impaired loans and interest income recognized on impaired loans by portfolio segment for the three months ended March 31, 2020 and 2019:

	Average Carrying Amount		Interest Income Recognized
	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$3,999	$6,058	$31	$30
Commercial real estate	8,736	6,012	70	4
Commercial business	3,691	4,843	3	76
Consumer	—	3	—	—
Total impaired loans without a valuation allowance	16,426	16,916	104	110
Impaired loans with a valuation allowance:
Residential real estate	$—	$108	$—	$—
Commercial real estate	5,629	323	31	1
Commercial business	591	1,249	3	7
Total impaired loans with a valuation allowance	6,220	1,680	34	8
Total impaired loans	$22,646	$18,596	$138	$118

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

Loans classified as TDRs totaled $9.5 million at March 31, 2020 and $9.6 million at December 31, 2019. There were no loans modified as TDRs during the three months ended March 31, 2020 and March 31, 2019.

At March 31, 2020 and December 31, 2019, there were three nonaccrual loans identified as TDRs totaling $1.6 million and three nonaccrual loans identified as TDRs totaling $1.6 million, respectively.

There were no loans modified in a troubled debt restructuring that re-defaulted during the three months ended March 31, 2020 and March 31, 2019.

Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") permits a financial institution to elect to suspend troubled debt restructuring accounting, in certain circumstances, beginning March 1, 2020 and ending on the earlier of December 31, 2020, or sixty days after the national emergency concerning COVID-19 terminates. All short term loan modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any request for relief are not considered TDRs.

As of March 31, 2020, the Company received 190 requests for payment relief on loan balances totaling $235.5 million. The Company has thoroughly evaluated these deferral requests and if deemed appropriate, granted initial payment deferrals of no more than three months in duration, except for SBA loans which are mandated to receive an automatic six month deferral. These deferrals are not considered troubled debt restructurings based on Section 4013 of the CARES Act and interagency guidance issued in March of 2020.

4. Shareholders' Equity

Common Stock

The Company has 10,000,000 shares authorized and 7,871,419 shares issued and outstanding at March 31, 2020 and 10,000,000 shares authorized and 7,868,803 shares issued and outstanding at December 31, 2019. The Company's stock is traded on the NASDAQ stock market under the ticker symbol BWFG.

Warrants

In connection with a 2014 acquisition and the associated merger agreement, the Company had issued warrants convertible to shares of common stock at a pre-determined price and exchange ratio. The Company does not have any warrants outstanding as of March 31, 2020.

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

Issuer Purchases of Equity Securities

On December 19, 2018, the Company's Board of Directors authorized a share repurchase program of up to 400,000 shares of the Company's Common Stock. The Company intends to accomplish the share repurchases through open market transactions, though the Company could accomplish repurchases through other means, such as privately negotiated transactions. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The share repurchase plan does not obligate the Company to acquire any particular amount of Common Stock, and it may be modified or suspended at any time at the Company's discretion. During the three months ended March 31, 2020, the Company purchased 58,499 shares of its Common Stock at a weighted average price of $17.69 per share. During the year ended December 31, 2019, the Company purchased 34,168 shares of its Common Stock at a weighted average price of $28.87 per share.

5. Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives. The Company's derivative instruments are utilized to manage economic risks, including interest rate risk. Changes in fair value of the Company's derivatives are primarily driven by changes in interest rates and recognized in other comprehensive income. The Company's current derivative positions will cause a decrease to other comprehensive income in a falling interest rate environment and an increase in a rising interest rate environment. The Company’s total comprehensive income or loss for the three months ended March 31, 2020 and 2019 is reported in the Consolidated Statements of Comprehensive Income.

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax for the three months ended March 31, 2020 and 2019:

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2019	$928	$(8,444)	$(7,516)
Other comprehensive income (loss) before reclassifications, net of tax	1,730	(13,548)	(11,818)
Net other comprehensive income (loss)	1,730	(13,548)	(11,818)
Balance at March 31, 2020	$2,658	$(21,992)	$(19,334)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2018	$(1,379)	$342	$(1,037)
Other comprehensive income (loss) before reclassifications, net of tax	1,098	(3,217)	(2,119)
Net other comprehensive income (loss)	1,098	(3,217)	(2,119)
Balance at March 31, 2019	$(281)	$(2,875)	$(3,156)

There were no items reclassified from accumulated other comprehensive income or loss for the three months ended March 31, 2020 or 2019.

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

The following table is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share data)
Net income	$1,363	$5,080
Dividends to participating securities(1)	(17)	(10)
Undistributed earnings allocated to participating securities(1)	(4)	(44)
Net income for earnings per share calculation	$1,342	$5,026

Weighted average shares outstanding, basic	7,750	7,760
Effect of dilutive equity-based awards(2)	29	16
Weighted average shares outstanding, diluted	7,779	7,776
Net earnings per common share:
Basic earnings per common share	$0.17	$0.65
Diluted earnings per common share	$0.17	$0.65

(1)	Represents dividends paid and undistributed earnings allocated to unvested stock-based awards that contain non-forfeitable rights to dividends.

(2)	Represents the effect of the assumed exercise of stock options and the vesting of restricted shares, as applicable, utilizing the treasury stock method.

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

As of March 31, 2020, the Bank and Company met all capital adequacy requirements to which they are subject. There are no conditions or events since then that management believes have changed this conclusion.

The capital amounts and ratios for the Bank and the Company at March 31, 2020 and December 31, 2019 were as follows:

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
March 31, 2020
Common Equity Tier 1 Capital to Risk-Weighted Assets	$205,713	12.14%	$118,580	7.00%	$110,110	6.50%
Total Capital to Risk-Weighted Assets	222,399	13.13%	177,870	10.50%	169,400	10.00%
Tier I Capital to Risk-Weighted Assets	205,713	12.14%	143,990	8.50%	135,520	8.00%
Tier I Capital to Average Assets	205,713	10.84%	75,943	4.00%	94,929	5.00%

Bankwell Financial Group, Inc.
March 31, 2020
Common Equity Tier 1 Capital to Risk-Weighted Assets	$186,804	11.03%	$118,580	7.00%	N/A	N/A
Total Capital to Risk-Weighted Assets	228,709	13.50%	177,870	10.50%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	186,804	11.03%	143,990	8.50%	N/A	N/A
Tier I Capital to Average Assets	186,804	9.82%	76,058	4.00%	N/A	N/A

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
December 31, 2019
Common Equity Tier 1 Capital to Risk-Weighted Assets	$205,856	12.53%	$115,040	7.00%	$106,823	6.50%
Total Capital to Risk-Weighted Assets	219,365	13.35%	172,560	10.50%	164,343	10.00%
Tier I Capital to Risk-Weighted Assets	205,856	12.53%	139,691	8.50%	131,474	8.00%
Tier I Capital to Average Assets	205,856	10.99%	74,951	4.00%	93,689	5.00%

Bankwell Financial Group, Inc.
December 31, 2019
Common Equity Tier 1 Capital to Risk-Weighted Assets	$187,155	11.37%	$115,253	7.00%	N/A	N/A
Total Capital to Risk-Weighted Assets	225,871	13.72%	172,880	10.50%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	187,155	11.37%	139,950	8.50%	N/A	N/A
Tier I Capital to Average Assets	187,155	9.97%	75,067	4.00%	N/A	N/A

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

Reserve Requirements on Cash

The Bank was not required to maintain a minimum reserve balance in the Federal Reserve Bank (FRB) at March 31, 2020 as the FRB has waived this requirement due to the COVID-19 pandemic. The Bank was required to maintain a minimum reserve balance of $14.1 million in the Federal Reserve Bank at December 31, 2019. This balance is maintained for clearing purposes in the ordinary course of business and does not represent restricted cash.

8. Deposits

At March 31, 2020 and December 31, 2019, deposits consisted of the following:

	March 31, 2020	December 31, 2019
	(In thousands)
Noninterest bearing demand deposit accounts	$168,448	$191,518
Interest bearing accounts:
NOW	69,562	70,020
Money market	455,634	419,495
Savings	164,673	183,729
Time certificates of deposit	822,815	627,141
Total interest bearing accounts	1,512,684	1,300,385
Total deposits	$1,681,132	$1,491,903
Maturities of time certificates of deposit as of March 31, 2020 and December 31, 2019 are summarized below:

	March 31, 2020	December 31, 2019
	(In thousands)
2020	$539,627	$430,361
2021	250,655	167,933
2022	32,125	28,515
2023	284	239
2024	104	93
2025	20	—
Total	$822,815	$627,141
The aggregate amount of individual certificate accounts, including brokered deposits with balances of $250,000 or more, was approximately $467.7 million at March 31, 2020 and $307.1 million at December 31, 2019.
Brokered certificates of deposits totaled $337.6 million at March 31, 2020 and $179.8 million at December 31, 2019. Certificates of deposits from national listing services totaled $53.3 million at March 31, 2020 and $21.3 million at December 31, 2019. Brokered money market accounts totaled $63.0 million at March 31, 2020 and $39.9 million at December 31, 2019.

The following table summarizes interest expense by account type for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
NOW	$28	$47
Money market	1,492	1,981
Savings	672	769
Time certificates of deposits	3,517	3,303
Total interest expense on deposits	$5,709	$6,100

9. Stock-Based Compensation

Equity award plans

The Company has stock options or unvested restricted stock outstanding under three equity award plans, which are collectively referred to as the “Plan”. The current plan under which any future issuances of equity awards will be made is the 2012 BNC Financial Group, Inc. Stock Plan, or the “2012 Plan,” last amended on June 26, 2013. All equity awards made under the 2012 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of stock options or restricted stock. At March 31, 2020, there were 658,109 shares reserved for future issuance under the 2012 Plan.

Stock Options: The Company accounts for stock options based on the fair value at the date of grant and records an expense over the vesting period of such awards on a straight line basis.

There were no options granted during the three months ended March 31, 2020.

A summary of the status of outstanding stock options for the three months ended March 31, 2020 is presented below:

	Three Months Ended March 31, 2020
	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	16,680	$16.30
Exercised	(1,500)	11.00
Options outstanding at end of period	15,180	16.82

Options exercisable at end of period	15,180	16.82

Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. The total intrinsic value of share options exercised during the three months ended March 31, 2020 was $27 thousand.

The range of exercise prices for the 15,180 options exercisable at March 31, 2020 was $15.00 to $17.86 per share. The weighted average remaining contractual life for these options was 2.5 years at March 31, 2020. At March 31, 2020, as all awarded options have vested, all of the outstanding options are exercisable, and based on the March 31, 2020 closing market price of $15.26, the outstanding options in aggregate have no intrinsic value.

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.

The following table presents the activity for restricted stock for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
	Number of Shares		Weighted Average Grant Date Fair Value
Unvested at beginning of period	110,975	(1)	$30.88
Granted	61,040	(2)	28.72
Vested	(16,578)		31.44
Forfeited	(1,425)		31.58
Unvested at end of period	154,012		29.96

(1)	Includes 21,750 shares of performance based restricted stock

(2)	Includes 16,000 shares of performance based restricted stock

The total fair value of restricted stock awards vested during the three months ended March 31, 2020 was $0.5 million.

The Company's restricted stock expense for the three months ended March 31, 2020 and 2019 was $0.4 million and $0.2 million, respectively. At March 31, 2020, there was $3.9 million of unrecognized stock compensation expense for restricted stock, expected to be recognized over a weighted average period of 2.0 years.

Performance Based Restricted Stock: The Company has issued 37,750 shares of performance based restricted stock pursuant to the Company’s 2012 Stock Plan. The awards vest over a three to four year service period, provided certain performance metrics are met. The share quantity that ultimately vests can range between 0% and 200% for the 21,750 shares granted prior to December 31, 2019, which is dependent on the degree to which the performance metrics are met. The Company records an expense over the vesting period based on (a) the probability that the performance metric will be met and (b) the fair market value of the Company’s stock at the date of the grant.

10. Derivative Instruments

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, and duration of its funding along with the use of interest rate derivative financial instruments, namely interest rate swaps. The Company does not use derivatives for speculative purposes. As of March 31, 2020, the Company was a party to seven interest rate swaps, designated as hedging instruments, to add stability to interest expense and to manage its exposure to interest rate movements. The notional amount for each swap is $25 million and in each case, the Company has entered into pay-fixed LIBOR interest rate swaps to convert rolling 90 days Federal Home Loan Bank advances or brokered deposits. In addition, as of March 31, 2020, the Company was a party to one forward-starting interest rate swap on probable future FHLB advances or brokered deposits. As of March 31, 2020, the Company entered into four interest rate swaps not designated as hedging instruments, to minimize interest rate risk exposure with loans to customers.

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

Information about derivative instruments at March 31, 2020 and December 31, 2019 is as follows:

March 31, 2020:
(Dollars in thousands)	Notional Amount	Original Maturity	Maturity Date	Received	Paid	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate swap	$25,000	5.0 years	August 26, 2020	3-month USD LIBOR	1.48%	$(34)
Interest rate swap	25,000	5.0 years	July 1, 2021	3-month USD LIBOR	1.22%	(207)
Interest rate swap	25,000	7.0 years	August 25, 2024	3-month USD LIBOR	2.04%	(1,720)
Interest rate swap	25,000	7.0 years	August 25, 2024	3-month USD LIBOR	2.04%	(1,725)
Interest rate swap	25,000	15.0 years	January 1, 2034	3-month USD LIBOR	3.01%	(7,526)
Interest rate swap	25,000	3.0 years	December 23, 2022	3-month USD LIBOR	1.28%	(572)
Interest rate swap	25,000	15.0 years	January 1, 2035	3-month USD LIBOR	3.03%	(8,081)
Forward-starting interest rate swap(1)	25,000	15.0 years	August 26, 2035	3-month USD LIBOR	3.05%	(8,252)
	$200,000					$(28,117)
Derivatives not designated as hedging instruments:(2)
Interest rate swap	$20,000	20.0 years	March 10, 2039	1-month USD LIBOR	5.00%	$(4,865)
Interest rate swap	20,000	20.0 years	March 10, 2039	1-month USD LIBOR	5.00%	4,865
Interest rate swap	18,500	10.0 years	March 10, 2030	1-month USD LIBOR	3.15%	(845)
Interest rate swap	18,500	10.0 years	March 10, 2030	1-month USD LIBOR	3.15%	845
	$77,000					$—

Total derivatives	$277,000					$(28,117)

(1) The effective date of the forward-starting interest rate swap listed above is August 26, 2020.
(2) Represents interest rate swaps with commercial banking customers, which are offset by derivatives with a third party.

Accrued interest payable related to interest rate swaps as of March 31, 2020 totaled $0.1 million and is excluded from the fair value presented in the table above. The fair value of interest rate swaps in a net liability position, including accrued interest, totaled $28.2 million as of March 31, 2020.

December 31, 2019:
(Dollars in thousands)	Notional Amount	Original Maturity	Maturity Date	Received	Paid	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate swap	$25,000	5.0 years	January 1, 2020	3-month USD LIBOR	1.83%	$—
Interest rate swap	25,000	5.0 years	August 26, 2020	3-month USD LIBOR	1.48%	51
Interest rate swap	25,000	5.0 years	July 1, 2021	3-month USD LIBOR	1.22%	174
Interest rate swap	25,000	7.0 years	August 25, 2024	3-month USD LIBOR	2.04%	(396)
Interest rate swap	25,000	7.0 years	August 25, 2024	3-month USD LIBOR	2.04%	(402)
Interest rate swap	25,000	15.0 years	January 1, 2034	3-month USD LIBOR	3.01%	(3,328)
Interest rate swap	25,000	3.0 years	December 23, 2022	3-month USD LIBOR	1.28%	279
Forward-starting interest rate swap(1)	25,000	15.0 years	January 1, 2035	3-month USD LIBOR	3.03%	(3,557)
Forward-starting interest rate swap(1)	25,000	15.0 years	August 26, 2035	3-month USD LIBOR	3.05%	(3,512)
	$225,000					$(10,691)
Derivatives not designated as hedging instruments:(2)
Interest rate swap	$20,000	20.0 years	March 20, 2039	1-month USD LIBOR	5.00%	$(1,762)
Interest rate swap	20,000	20.0 years	March 20, 2039	1-month USD LIBOR	5.00%	1,762
	$40,000					$—

Total derivatives	$265,000					$(10,691)

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects to reclassify $2.6 million as an increase to interest expense during the next 12 months.
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

The Company's cash flow hedge positions consist of interest rate swap transactions as detailed in the table below as of March 31, 2020:

Notional Amount	Original Effective Date of Hedged Borrowing	Duration of Borrowing	Counterparty
(Dollars in Thousands)
$25,000	August 26, 2015	5.0 years	Bank of Montreal
25,000	July 1, 2016	5.0 years	Bank of Montreal
25,000	August 25, 2017	7.0 years	Bank of Montreal
25,000	August 25, 2017	7.0 years	FHN Financial Capital Markets
25,000	January 2, 2019	15.0 years	Bank of Montreal
25,000	December 27, 2019	3.0 years	Bank of Montreal
25,000	January 2, 2020	15.0 years	Bank of Montreal
$175,000

This hedge strategy converts the rate of interest on short term rolling FHLB advances or brokered deposits to long term fixed interest rates, thereby protecting the Company from interest rate variability.

Changes in the consolidated statements of comprehensive (loss) income related to interest rate derivatives designated as hedges of cash flows were as follows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In thousands)	2020	2019
Interest rate swap on FHLB advances and brokered deposits:
Unrealized losses recognized in accumulated other comprehensive (loss) income	$(17,426)	$(4,072)
Income tax benefit on items recognized in accumulated other comprehensive (loss) income	3,878	855
Other comprehensive loss	$(13,548)	$(3,217)

Amount recognized in interest expense on hedged FHLB advances and brokered deposits	$890	$726

The above unrealized gains and losses are reflective of market interest rates as of the respective balance sheet dates. Generally, a lower interest rate environment will result in a negative impact to comprehensive income whereas a higher interest rate environment will result in a positive impact to comprehensive income.

The following tables summarize gross and net information about derivative instruments that are offset in the Consolidated Balance Sheets at March 31, 2020 and December 31, 2019:

	March 31, 2020
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets	$5,729	$—	$5,729	$—	$—	$5,729

(1) Includes accrued interest receivable totaling $19.4 thousand.

	March 31, 2020
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted(2)	Net Amount
Derivative Liabilities	$33,957	$—	$33,957	$—	$33,957	$—

(1) Includes accrued interest payable totaling $128.9 thousand.
(2) Actual cash collateral posted totaled $34.8 million, total cash collateral in the above table represents the total value to net the derivative liabilities to $0.

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

11. Fair Value of Financial Instruments

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

The carrying values, fair values and placement in the fair value hierarchy of the Company's financial instruments at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$203,569	$203,569	$203,569	$—	$—
Federal funds sold	6,427	6,427	6,427	—	—
Marketable equity securities	2,289	2,289	2,289	—	—
Available for sale securities	82,342	82,342	10,258	72,084	—
Held to maturity securities	16,252	18,771	—	82	18,689
Loans receivable, net	1,602,146	1,604,879	—	—	1,604,879
Accrued interest receivable	5,867	5,867	—	5,867	—
FHLB stock	6,507	6,507	—	6,507	—
Servicing asset, net of valuation allowance	900	900	—	—	900
Derivative asset	5,710	5,710	—	5,710	—

Financial Liabilities:
Noninterest bearing deposits	$168,448	$168,448	$—	$168,448	$—
NOW and money market	525,196	525,196	—	525,196	—
Savings	164,673	164,673	—	164,673	—
Time deposits	822,815	831,409	—	—	831,409
Accrued interest payable	2,449	2,449	—	2,449	—
Advances from the FHLB	125,000	125,114	—	—	125,114
Subordinated debentures	25,220	24,552	—	—	24,552
Servicing liability	60	60	—	—	60
Derivative liability	33,827	33,827	—	33,827	—

	December 31, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$78,051	$78,051	$78,051	$—	$—
Marketable equity securities	2,118	2,118	2,118	—	—
Available for sale securities	82,439	82,439	10,031	72,408	—
Held to maturity securities	16,308	18,307	—	85	18,222
Loans receivable, net	1,588,840	1,589,732	—	—	1,589,732
Accrued interest receivable	5,959	5,959	—	5,959	—
FHLB stock	7,475	7,475	—	7,475	—
Servicing asset, net of valuation allowance	978	978	—	—	978
Derivative asset	2,266	2,266	—	2,266	—

Financial Liabilities:
Noninterest bearing deposits	$191,518	$191,518	$—	$191,518	$—
NOW and money market	489,515	489,515	—	489,515	—
Savings	183,729	183,729	—	183,729	—
Time deposits	627,141	632,436	—	—	632,436
Accrued interest payable	2,142	2,142	—	2,142	—
Advances from the FHLB	150,000	150,006	—	—	150,006
Subordinated debentures	25,207	25,530	—	—	25,530
Servicing liability	63	63	—	—	63
Derivative liability	12,957	12,957	—	12,957	—

The following methods and assumptions were used by management in estimating the fair value of its financial instruments:

Cash and due from banks, federal funds sold, accrued interest receivable and accrued interest payable: The carrying amount is a reasonable estimate of fair value.

Marketable equity securities, available for sale securities and held to maturity securities: Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The majority of the available for sale securities are considered to be Level 2 as other observable inputs are utilized, such as quoted prices for similar securities. Level 1 investment securities include investments in U.S. treasury notes and in marketable equity securities for which a quoted price is readily available in the market. Level 3 held to maturity securities represent private placement municipal housing authority bonds for which no quoted market price is available. The fair value for these securities is estimated using a discounted cash flow model, using discount rates ranging from 3.7% to 4.1% as of March 31, 2020 and 3.8% to 4.1% as of December 31, 2019. These securities are CRA eligible investments.

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

Off-balance-sheet instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at March 31, 2020 and December 31, 2019.

12. Fair Value Measurements

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

Financial instruments measured at fair value on a recurring basis

The following table details the financial instruments carried at fair value on a recurring basis at March 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the three months ended March 31, 2020 and for the year ended December 31, 2019.

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
March 31, 2020:
Marketable equity securities	$2,289	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	10,258	72,084	—
Derivative asset	—	5,710	—
Derivative liability	—	33,827	—

December 31, 2019:
Marketable equity securities	$2,118	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	10,031	72,408	—
Derivative asset	—	2,266	—
Derivative liability	—	12,957	—

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

The following table details the financial instruments measured at fair value on a nonrecurring basis at March 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
March 31, 2020:
Impaired loans	$—	$—	$21,987
Servicing asset, net	—	—	840

December 31, 2019:
Impaired loans	$—	$—	$22,047
Servicing asset, net	—	—	915

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at March 31, 2020 and December 31, 2019:

	Fair Value	Valuation Methodology	Unobservable Input	Range
	(Dollars in thousands)
March 31, 2020:
Impaired loans	$12,172	Appraisals	Discount to appraised value	8.00 - 28.00%
	9,815	Discounted cash flows	Discount rate	3.50 - 7.50%
	$21,987

Servicing asset, net	$840	Discounted cash flows	Discount rate	10.00 - 11.00%(1)
			Prepayment rate	3.00 - 17.00%
December 31, 2019:
Impaired loans	$12,300	Appraisals	Discount to appraised value	8.00 - 28.00%
	9,747	Discounted cash flows	Discount rate	3.60 - 7.00%
	$22,047

Servicing asset, net	$915	Discounted cash flows	Discount rate	10.00 - 11.00%(2)
			Prepayment rate	3.00 - 19.00%
(1) Servicing liabilities totaling $60 thousand were valued using a discount rate of 0.9%.
(2) Servicing liabilities totaling $63 thousand were valued using a discount rate of 1.6%.

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

13. Subordinated debentures

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

The Notes have been structured to qualify for the Company as Tier 2 capital under regulatory guidelines. The net proceeds were used for general corporate purposes, which included maintaining liquidity at the holding company, providing equity capital to the Bank to fund balance sheet growth and the Company's working capital needs. The Notes were assigned an investment grade rating of BBB by Kroll Bond Rating Agency, which was reaffirmed in the third quarter of 2019.

The Company recognized $0.4 million in interest expense related to its subordinated debt for each of the three month periods ended March 31, 2020 and 2019.

14. Subsequent Events

On April 29, 2020, the Company’s Board of Directors declared a $0.14 per share cash dividend, payable on May 28, 2020 to shareholders of record on May 18, 2020.

The CARES Act provides for Paycheck Protection Program ("PPP") loans to be made by banks to small businesses impacted by COVID-19, to cover payroll and other operating expenses. Subsequent to March 31, 2020, the Company has approved in excess of 350 PPP loans, totaling approximately $60 million. Loans extended under the PPP are fully guaranteed by the U.S. Small Business Administration (SBA). The Company did not approve any PPP loans prior to March 31, 2020.

Section 4013 of the CARES Act also allows financial institutions to grant short term payment relief to borrowers impacted by COVID-19 and permits a financial institution to elect to suspend troubled debt restructuring accounting for relief granted under the Act. Subsequent to March 31, 2020 and through May 7, 2020, the Company received approximately 60 additional requests for payment relief on loan balances totaling approximately $115 million, predominately for commercial real estate loans. The Company continues to thoroughly evaluate incoming deferral requests and if appropriate, will generally grant initial payment deferrals of three months in duration. These deferrals are not considered troubled debt restructurings based on section 4013 of the CARES Act and interagency guidance issued in March of 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and related notes contained elsewhere in this report on Form 10-Q. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the Company’s Form 10-K filed for the year ended December 31, 2019 in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.” Additionally, the COVID-19 pandemic could adversely affect the Company, its customers, counterparties, employees, and third party service providers, and the ultimate extent of the impacts on its business, financial position, results of operations, liquidity, and prospects is uncertain. We assume no obligation to update any of these forward-looking statements.

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

Executive Overview

We are focused on being the “Hometown” bank and the banking provider of choice in our highly attractive market area, and to serve as a locally based alternative to our larger competitors. We aim to do this through:

•	Responsive, customer-centric products and services and a community focus;

•	Organic growth and strategic acquisitions when market opportunities present themselves;

•	Utilization of efficient and scalable infrastructure; and

•	Disciplined focus on risk management.

On June 9, 2018, we opened three De Novo branches located in Darien, Westport, and Stamford, Connecticut, increasing our total number of branches to twelve.

Impact of COVID-19

The COVID-19 pandemic has resulted in, and is likely to continue to result in, significant economic disruption affecting our business and the clients we serve. A significant degree of uncertainty still exists concerning the duration and magnitude of the COVID-19 pandemic. Even after the pandemic subsides, the U.S. economy may continue to experience a recession.

For the three months ended March 31, 2020, the impact of COVID-19 had an adverse impact on our earnings, resulting in an increase to the provision for loan losses when compared to the same period in 2019.

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

Earnings and Performance Overview

For the three months ended March 31, 2020, we had net interest income of $13.3 million, a decrease of $1.0 million, or 6.9%, over the three months ended March 31, 2019. The decrease in net interest income for the three months ended March 31, 2020, when compared to the same period in 2019, was primarily due to the absence of approximately $1.0 million of elevated prepayment fees in the first quarter of 2019.

Noninterest income decreased $0.2 million to $1.1 million for the three months ended March 31, 2020 compared to the same period in 2019. The decrease in noninterest income for the three months ended March 31, 2020, when compared to the same period in 2019, was primarily a result of the absence of gains and fees from sales of loans and a decrease of $0.2 million in income recognized from interest rate swap fees for the three months ended March 31, 2020 compared to the same period in 2019.

Net income available to common shareholders was $1.4 million, or $0.17 per diluted share, and $5.1 million, or $0.65 per diluted share, for the three months ended March 31, 2020 and 2019, respectively. The decrease in net income and earnings per share, for the three months ended March 31, 2020, when compared to the same period in 2019, was largely driven by a $3.0 million, or $0.30 per share, increase in the provision for loan losses, due to management’s assessment of increased credit risk relating to economic disruption and uncertainty caused by the COVID-19 pandemic.

Returns on average stockholders' equity and average assets for the three months ended March 31, 2020 were 3.03% and 0.29%, respectively, compared to 11.60% and 1.10%, respectively, for the three months ended March 31, 2019. Returns were negatively impacted for the three months ended March 31, 2020 due to the increase in the provision for loan losses.

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

FTE net interest income for the three months ended March 31, 2020 and 2019 was $13.3 million and $14.3 million, respectively. FTE basis interest income for the three months ended March 31, 2020 decreased by $1.4 million, or 6.5%, to $20.1 million, compared to FTE basis interest income for the three months ended March 31, 2019. The decrease in net interest income was primarily a result of the absence of approximately $1.0 million of elevated prepayment fees recognized in the first quarter of 2019, partially offset by a decrease in interest expense on deposits. The impact resulted in the net interest margin decreasing by 21 basis points to 2.98% for the three months ended March 31, 2020, compared to the three months ended March 31, 2019.

Average interest earning assets were $1.8 billion for the three months ended March 31, 2020, down by $7.3 million, or 0.4%, compared to the three months ended March 31, 2019. The average yield on interest earning assets decreased from 4.79% for the three months ended March 31, 2019 to 4.45% for the three months ended March 31, 2020. The decrease in yield on interest earning assets was mainly due to the above-mentioned absence of elevated prepayment fees.

Interest expense for the three months ended March 31, 2020 decreased by $0.4 million, or 5.5%, compared to interest expense for the three months ended March 31, 2019. This decrease is due to lower interest rates on money market and savings accounts for the three months ended March 31, 2020 when compared to the same period in 2019.

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

The following table presents the average balances and yields earned on interest earning assets and average balances and weighted average rates paid on our funding liabilities for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020			2019

(Dollars in thousands)	Average Balance	Interest	Yield / Rate (5)	Average Balance	Interest	Yield / Rate (5)
Assets:
Cash and Fed funds sold	$73,497	$286	1.56%	$73,128	$383	2.12%
Securities (1)	98,566	775	3.15	117,575	932	3.17
Loans:
Commercial real estate	1,108,709	13,024	4.65	1,065,636	12,426	4.66
Residential real estate	143,826	1,357	3.77	176,490	1,703	3.86
Construction (2)	100,437	1,215	4.78	81,136	1,124	5.54
Commercial business	258,848	3,386	5.18	276,744	4,838	6.99
Consumer	156	3	8.37	323	5	6.42
Total loans	1,611,976	18,985	4.66	1,600,329	20,096	5.02
Federal Home Loan Bank stock	7,325	103	5.65	7,587	137	7.30
Total earning assets	1,791,364	20,149	4.45%	1,798,619	21,548	4.79%
Other assets	111,585			78,903
Total assets	$1,902,949			$1,877,522

Liabilities and shareholders' equity:
Interest bearing liabilities:
NOW	$67,925	$28	0.17%	$58,812	$47	0.33%
Money market	438,588	1,492	1.37	473,084	1,981	1.70
Savings	185,478	672	1.46	180,367	769	1.73
Time	640,580	3,517	2.21	627,510	3,303	2.13
Total interest bearing deposits	1,332,571	5,709	1.72	1,339,773	6,100	1.85
Borrowed money	172,464	1,101	2.53	175,515	1,103	2.51
Total interest bearing liabilities	1,505,035	6,810	1.82%	1,515,288	7,203	1.93%
Noninterest bearing deposits	179,066			163,558
Other liabilities	37,721			21,144
Total Liabilities	1,721,822			1,699,990
Shareholders' equity	181,127			177,532

Total liabilities and shareholders' equity	$1,902,949			$1,877,522
Net interest income (3)		$13,339			$14,345
Interest rate spread			2.63%			2.86%
Net interest margin (4)			2.98%			3.19%

(1)	Average balances and yields for securities are based on amortized cost.

(2)	Includes commercial and residential real estate construction.

(3)	The adjustment for securities and loans taxable equivalency amounted to $53 thousand and $72 thousand for the three months ended March 31, 2020 and 2019, respectively.

(4)	Annualized net interest income as a percentage of earning assets.

(5)	Yields are calculated using the contractual day count convention for each respective product type.

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

	Three Months Ended March 31, 2020 vs 2019 Increase (Decrease)
(In thousands)	Volume	Rate	Total
Interest and dividend income:
Cash and Fed funds sold	$2	$(99)	$(97)
Securities	(150)	(7)	(157)
Loans:
Commercial real estate	501	97	598
Residential real estate	(309)	(37)	(346)
Construction	244	(153)	91
Commercial business	(297)	(1,155)	(1,452)
Consumer	(3)	1	(2)
Total loans	136	(1,247)	(1,111)
Federal Home Loan Bank stock	(5)	(29)	(34)
Total change in interest and dividend income	(17)	(1,382)	(1,399)
Interest expense:
Deposits:
NOW	6	(25)	(19)
Money market	(137)	(352)	(489)
Savings	21	(118)	(97)
Time	69	145	214
Total deposits	(41)	(350)	(391)
Borrowed money	(19)	17	(2)
Total change in interest expense	(60)	(333)	(393)
Change in net interest income	$43	$(1,049)	$(1,006)

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

The provision for loan losses for the three months ended March 31, 2020 was $3.2 million compared to a provision for loan losses of $0.2 million for the three months ended March 31, 2019. The $3.0 million increase in the provision for loan losses was due to management’s assessment of increased credit risk relating to economic disruption and uncertainty caused by the COVID-19 pandemic. For further information, see sections titled Asset Quality and Allowance for Loan Losses.

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of fees generated from loan and deposit relationships with our customers, fees generated from sales and referrals of loans, income earned on bank-owned life insurance and gains on sales of investment securities.

The following tables compare noninterest income for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2020	2019	$	%
Bank owned life insurance	$243	$249	$(6)	(2.4)%
Service charges and fees	217	249	(32)	(12.9)
Gains and fees from sales of loans	—	89	(89)	(100.0)
Other	612	721	(109)	(15.1)
Total noninterest income	$1,072	$1,308	$(236)	(18.0)%

Noninterest income decreased by $0.2 million, or 18%, to $1.1 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease in noninterest income was primarily a result of the absence of gains and fees from the sales of loans and a decrease of $0.2 million in income recognized from interest rate swap fees for the three months ended March 31, 2020 compared to the same period in 2019.

Noninterest Expense

The following tables compare noninterest expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2020	2019	$	%
Salaries and employee benefits	$5,380	$4,836	$544	11.2%
Occupancy and equipment	1,909	1,887	22	1.2
Professional services	711	590	121	20.5
Data processing	536	512	24	4.7
Director fees	295	189	106	56.1
Marketing	162	193	(31)	(16.1)
FDIC insurance	70	123	(53)	(43.1)
Amortization of intangibles	18	19	(1)	(5.3)
Other	578	626	(48)	(7.7)
Total noninterest expense	$9,659	$8,975	$684	7.6%

Noninterest expense increased by $0.7 million, or 8%, to $9.7 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase in noninterest expense was primarily driven by an increase in salaries and employee benefits and professional services. Salaries and employee benefits totaled $5.4 million for the three months ended March 31, 2020, an increase of $0.5 million when compared to the same period in 2019. The increase in salaries and employee benefits was primarily driven by an increase in full time equivalent employees. Full time equivalent employees totaled 154 at March 31, 2020 compared to 140 at March 31, 2019. Professional services totaled $0.7 million for the three months ended March 31, 2020, an increase of $0.1 million when compared to the same period in 2019. The increase in professional services was due to one-time consulting and recruiting costs of $0.2 million associated with the transition from our Chief Lending Officer's retirement to the on-boarding of our Chief Banking Officer.

Income Taxes

Income tax expense for the three months ended March 31, 2020 and 2019 totaled $0.2 million and $1.3 million, respectively. The effective tax rates for the three months ended March 31, 2020 and 2019 were 10.0% and 20.8%, respectively. The decline in the effective tax rate was primarily attributable to a discrete benefit recognized in the first quarter of 2020, and to a lesser extent, other permanent differences. The impact of these items on the effective tax rate varies with changes in pre-tax income.

Financial Condition

Summary

At March 31, 2020, total assets were $2.1 billion, a $171.4 million, or 9.1%, increase compared to December 31, 2019. The increase in assets is primarily driven by an increase in cash and cash equivalents in order to maintain a higher level of liquidity during the COVID-19 pandemic. Deposits totaled $1.7 billion at March 31, 2020, compared to $1.5 billion at December 31, 2019. The increase in deposits was a result of an increase in brokered deposits to expand on-balance sheet liquidity. Total shareholders’ equity at March 31, 2020 and December 31, 2019 was $170.2 million and $182.4 million, respectively. The decrease in shareholders' equity was primarily driven by an $11.8 million unfavorable impact to accumulated other comprehensive income, driven by fair value marks related to hedge positions involving interest rate swaps, as well as dividends paid of $1.1 million and common stock repurchases of $1.0 million. The decrease was partially offset by net income for the three months ended March 31, 2020 of $1.4 million. The marks on the interest rate swaps are driven by lower long term market interest rates in 2020 when compared to 2019. The Company's interest rate swaps are primarily used to hedge interest rate risk. The Company's current interest rate swap positions will cause a decrease to other comprehensive income in a falling interest rate environment and an increase in a rising interest rate environment. Tangible book value was $21.69 per share outstanding at March 31, 2020 compared to $23.15 per share outstanding at December 31, 2019.

Loan Portfolio

We originate commercial real estate loans, including construction loans, commercial business loans and other consumer loans. Lending activities are conducted principally in the New York metropolitan area and throughout Connecticut, with the majority in Fairfield and New Haven Counties of Connecticut. Our loan portfolio is the largest category of our earning assets.

Total loans before deferred loan fees and the allowance for loan losses were $1.62 billion at March 31, 2020 and $1.60 billion at December 31, 2019. Total gross loans increased $16.5 million as of March 31, 2020 compared to the year ended December 31, 2019.

The following table compares the composition of our loan portfolio for the dates indicated:

(In thousands)	At March 31, 2020	At December 31, 2019	Change
Real estate loans:
Residential	$139,353	$147,109	$(7,756)
Commercial	1,131,206	1,128,614	2,592
Construction	107,594	98,583	9,011
	1,378,153	1,374,306	3,847
Commercial business	242,705	230,028	12,677
Consumer	113	150	(37)
Total loans	$1,620,971	$1,604,484	$16,487

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

Nonperforming assets. Nonperforming assets include nonaccrual loans and property acquired through foreclosures or repossession. The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(In thousands)	At March 31, 2020	At December 31, 2019
Nonaccrual loans:
Real estate loans:
Residential	$1,532	$1,560
Commercial	5,339	5,222
Commercial business	3,783	3,806
Total nonaccrual loans	10,654	10,588
Property acquired through foreclosure or repossession, net	—	—
Total nonperforming assets	$10,654	$10,588

Nonperforming assets to total assets	0.52%	0.56%
Nonaccrual loans to total gross loans	0.66%	0.66%
Total past due loans to total gross loans	0.90%	0.77%

Nonperforming assets totaled $10.7 million and represented 0.52% of total assets at March 31, 2020, compared to $10.6 million and 0.56% of total assets at December 31, 2019. Nonaccrual loans totaled $10.7 million at March 31, 2020, of which $4.6 million is guaranteed by the Small Business Administration (SBA), an increase of $0.1 million compared to December 31, 2019. The allowance for loan losses was $16.7 million, representing 1.03% of total gross loans at March 31, 2020 and $13.5 million, representing 0.84% of total gross loans at December 31, 2019. The $3.2 million increase in the allowance for loan losses at

March 31, 2020 when compared to December 31, 2019 was primarily due to incremental loan loss reserves recognized as a result of management’s assessment of increased credit risk relating to economic disruption and uncertainty caused by the COVID-19 pandemic. There was no other real estate owned at March 31, 2020 or December 31, 2019.
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

The following table presents the activity in our allowance for loan losses and related ratios for the dates indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Balance at beginning of period	$13,509	$15,462
Charge-offs:
Residential real estate	—	(233)
Commercial business	(8)	(3)
Consumer	(2)	(2)
Total charge-offs	(10)	(238)
Recoveries:
Commercial business	1	10
Consumer	1	1
Total recoveries	2	11
Net charge-offs	(8)	(227)
Provision charged to earnings	3,185	195
Balance at end of period	$16,686	$15,430
Net charge-offs to average loans	—%	0.01%
Allowance for loan losses to total gross loans	1.03%	0.97%

At March 31, 2020, our allowance for loan losses was $16.7 million and represented 1.03% of total gross loans, compared to $13.5 million, or 0.84% of total gross loans, at December 31, 2019. The $3.2 million increase in the allowance for loan losses at March 31, 2020 when compared to December 31, 2019 was primarily due to incremental loan loss reserves recognized in the first quarter of 2020.

The following table presents the allocation of the allowance for loan losses and the percentage of these loans to total loans for the dates indicated:

	At March 31, 2020		At December 31, 2019
(Dollars in thousands)	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
Residential real estate	$785	8.60%	$730	9.17%
Commercial real estate	13,134	69.78	10,551	70.34
Construction	466	6.64	324	6.14
Commercial business	2,301	14.97	1,903	14.34
Consumer	—	0.01	1	0.01
Total allowance for loan losses	$16,686	100.00%	$13,509	100.00%

The allocation of the allowance for loan losses at March 31, 2020 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the allowance for loan losses at March 31, 2020 is appropriate to cover probable losses.

Section 4013 of the CARES Act allows financial institutions to grant short term payment relief to borrowers impacted by COVID-19 and permits a financial institution to elect to suspend troubled debt restructuring accounting for relief granted under the Act. As of March 31, 2020, the Company received 190 requests for payment relief on loan balances totaling $235.5 million. The Company has thoroughly evaluated these deferral requests and if deemed appropriate, granted initial payment deferrals of no more than three months in duration, except for SBA loans which are mandated to receive an automatic six month deferral. These deferrals are not considered troubled debt restructurings based on Section 4013 of the CARES Act and interagency guidance issued in March of 2020. The following table details these deferral requests by loan category and type as of March 31, 2020:

	At March 31, 2020
(Dollars in thousands)	Amount	Number
Residential real estate	$4,390	10
Commercial real estate	205,822	116
Construction	9,466	2
Commercial business	15,795	62
Consumer	—	—
Total	$235,473	190

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

Investment Securities

At March 31, 2020, the carrying value of our investment securities portfolio totaled $100.9 million and represented 4.9% of total assets, compared to $100.9 million or 5.4% of total assets, at December 31, 2019.

The net unrealized gain position on our investment portfolio at March 31, 2020 was $5.9 million and included no gross unrealized losses. The net unrealized gain position on our investment portfolio at December 31, 2019 was $3.2 million and included gross unrealized losses of $2.0 thousand.

Deposit Activities and Other Sources of Funds

	At March 31, 2020			At December 31, 2019
(Dollars in thousands)	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
Noninterest bearing demand	$168,448	10.02%	—%	$191,518	12.84%	—%
NOW	69,562	4.14%	0.17	70,020	4.69%	0.21
Money market	455,634	27.10%	1.37	419,495	28.12%	1.62
Savings	164,673	9.80%	1.46	183,729	12.31%	1.67
Time	822,815	48.94%	2.21	627,141	42.04%	2.27
Total deposits	$1,681,132	100.00%	1.72%	$1,491,903	100.00%	1.87%

Total deposits were $1.7 billion at March 31, 2020, an increase of $189.2 million, from the balance at December 31, 2019. The increase in total deposits was a result of an increase in brokered deposits to expand on-balance sheet liquidity. Brokered certificates of deposits totaled $337.6 million and $179.8 million at March 31, 2020 and December 31, 2019, respectively. Brokered money market accounts totaled $63.0 million and $39.9 million at March 31, 2020 and December 31, 2019, respectively. Brokered deposits represent brokered certificates of deposit, brokered money market accounts and one way Certificate of Deposit Account Registry Service (CDARS) and Insured Cash Sweep (ICS). Brokered deposits are utilized as an additional source of funding.

At March 31, 2020 and December 31, 2019, time deposits, including CDARS and brokered deposits, with a denomination of $100 thousand or more totaled $696.1 million and $502.8 million, respectively, maturing during the periods indicated in the table below:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Maturing:
Within 3 months	$240,428	$114,636
After 3 but within 6 months	136,635	139,852
After 6 months but within 1 year	188,810	104,355
After 1 year	130,216	143,907
Total	$696,089	$502,750

We utilize advances from the Federal Home Loan Bank of Boston, or FHLB, as part of our overall funding strategy and to meet short-term liquidity needs and to a lesser degree manage interest rate risk arising from the difference in asset and liability maturities. Total FHLB advances were $125.0 million and $150.0 million at March 31, 2020 and December 31, 2019, respectively.

The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At March 31, 2020, the Bank had pledged $940.1 million of eligible loans as collateral to support borrowing capacity at the FHLB of Boston. As of March 31, 2020, the Bank had immediate availability to borrow an additional $467.4 million based on qualified collateral.

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

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of March 31, 2020, the Company had cash and cash equivalents of $210.0 million and available-for-sale securities of $82.3 million. At March 31, 2020, outstanding commitments to originate loans totaled $76.9 million and undisbursed funds from approved lines of credit, home equity lines of credit and secured commercial lines of credit totaled $147.7 million.

Capital Resources

Shareholders’ equity totaled $170.2 million as of March 31, 2020, a decrease of $12.2 million compared to December 31, 2019, primarily a result of an $11.8 million unfavorable impact to accumulated other comprehensive income driven by fair value marks related to hedge positions involving interest rate swaps, as well as dividends paid of $1.1 million and common stock repurchases of $1.0 million. The decrease was partially offset by net income for the three months ended March 31, 2020 of $1.4 million. The marks on the interest rate swaps are driven by lower long term market interest rates in 2020 when compared to 2019. The Company's interest rate swaps are primarily used to hedge interest rate risk. The Company's current interest rate swap positions will cause a decrease to other comprehensive income in a falling interest rate environment and an increase in a rising interest rate environment. As of March 31, 2020, the tangible common equity ratio and tangible book value per share were 8.16% and $21.69, respectively.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At March 31, 2020, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At March 31, 2020, the Bank’s ratio of Common Equity Tier 1 capital to risk-weighted assets was 12.14%, total capital to risk-weighted assets was 13.13%, Tier 1 capital to risk-weighted assets was 12.14% and Tier 1 capital to average assets was 10.84%.

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

We use two sets of standard scenarios to measure net interest income at risk. For the Parallel Ramp Scenarios, rate changes are ramped over a twelve-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Parallel Shock Scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Simulation analysis involves projecting a future balance sheet structure and interest income and expense under the various rate scenarios. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than: 6% for a 100 basis point shift; 12% for a 200 basis point shift; and 18% for a 300 basis point shift. Per Company policy, the Bank should not be outside these limits for twelve consecutive months unless the Bank's forecasted capital ratios are considered to be "well capitalized". As of March 31, 2020, the Bank has met all minimum regulatory capital requirements to be considered "well capitalized", reference footnote 7 to the consolidated financial statements for more detail.

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning March 31, 2020 and December 31, 2019:

Parallel Ramp	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	March 31, 2020	December 31, 2019
-100	1.40%	3.00%
+200	(3.10)	(6.80)

Parallel Shock	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	March 31, 2020	December 31, 2019
-100	1.40%	5.00%
+100	(2.60)	(6.20)
+200	(5.50)	(12.90)
+300	(8.30)	(19.50)

The net interest income at risk simulation results indicate that, as of March 31, 2020, we remain liability sensitive. The liability sensitivity is due to the fact that there are more liabilities than assets subject to repricing as market rates change.

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

The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:

	Estimated Percent Change in Economic Value of Equity
Rate Changes (basis points)	March 31, 2020	December 31, 2019
-100	(28.00)%	(2.00)%
+100	(4.70)	(6.50)
+200	(14.60)	(17.20)
+300	(22.80)	(25.50)

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

(b) Change in internal controls:

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company and the Bank are periodically involved in various legal proceedings as normal incident to their businesses. In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 1A. Risk Factors

There have been no material changes in risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC, other than as described below.
The Coronavirus (COVID-19) pandemic is adversely affecting us and our customers and these adverse impacts on our business, including financial position, results of operations, and prospects, could be significant.
In March 2020, the World Health Organization declared novel coronavirus disease 2019 ("COVID-19") as a global pandemic. The COVID-19 pandemic has negatively impacted the global and U.S. economies. Many businesses in the U.S., including those in the markets we serve, were required to close, causing a significant increase in unemployment and loss of revenue for businesses that were required to close. These developments have impacted the macroeconomic environment, leading to lower interest rates, depressed equity market valuations, heightened financial market volatility, and significant disruption in banking and other financial activity in the areas in which the Company operates and in a broad range of industries in which the customers of the Company operate.
In response to the economic impact, the U.S. Government and related regulatory authorities have acted to provide fiscal and monetary stimuli. In March 2020, the U.S. Government enacted a $2 trillion stimulus bill referred to as the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The CARES Act included, among other things, direct payments to individuals and families, a loan program for small businesses, expansion of unemployment benefits and monetary support to state and local governments. There can be no assurance that these actions taken will stimulate the economy or prevent recessionary conditions.
In response to governmental social distancing orders, many of our employees are working remotely. We may be unsuccessful in operating our business from remote locations, which may result from a variety of factors, including but not limited to, a failure of our information technology infrastructure, increased rates of employee illness or further governmental restrictions placed on our business or employees.
We are unable to estimate the full impact of COVID-19 on our business and operations at this time. The pandemic could cause us to experience an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for credit losses, adverse asset values of the collateral securing loans and an overall material adverse effect on the quality of the loan portfolio of the Company, impairment of our goodwill, reduced demand for our products and services, or other negative impacts on our financial position, results of operations, and prospects. Even after the pandemic subsides, the U.S. economy may continue to experience a recession, and our business may be materially and adversely affected by a prolonged recession.
The length of the pandemic and the efficacy of the extraordinary measures being put in place to address it are unknown. To the extent COVID-19 continues to adversely impact the economy, it may have the effect of also increasing the likelihood and/or magnitude of other risk factors described in the section captioned “Risk Factors” in our 2019 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table includes information with respect to repurchases of the Company’s Common Stock during the three‑month period ended March 31, 2020 under the Company’s share repurchase program.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2020 - January 31, 2020	—	$—	—	365,832
February 1, 2020 - February 29, 2020	—	—	—	365,832
March 1, 2020 - March 31, 2020	58,499	17.69	58,499	307,333
Total	58,499	$17.69	58,499	307,333

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

101
The following materials from Bankwell Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankwell Financial Group, Inc.
Date: May 11, 2020	/s/ Christopher R. Gruseke
Christopher R. Gruseke
President and Chief Executive Officer

Date: May 11, 2020	/s/ Penko Ivanov
Penko Ivanov
Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)