Form 10-Q
period 2020-06-30
Bankwell Financial Group, Inc.
filed 2020-08-10
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

or

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

As of July 31, 2020, there were 7,887,503 shares of the registrant’s common stock outstanding.

Bankwell Financial Group, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
Bankwell Financial Group, Inc.
Consolidated Balance Sheets - (unaudited)
(In thousands, except share data)

	June 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$201,380	$78,051
Federal funds sold	5,886	—
Cash and cash equivalents	207,266	78,051

Investment securities
Marketable equity securities, at fair value	2,195	2,118
Available for sale investment securities, at fair value	82,220	82,439
Held to maturity investment securities, at amortized cost (fair values of $19,750 and $18,307 at June 30, 2020 and December 31, 2019, respectively)	16,196	16,308
Total investment securities	100,611	100,865

Loans receivable (net of allowance for loan losses of $19,662 at June 30, 2020 and $13,509 at December 31, 2019)	1,590,995	1,588,840
Other real estate owned	180	—
Accrued interest receivable	6,774	5,959
Federal Home Loan Bank stock, at cost	7,835	7,475
Premises and equipment, net	27,177	28,522
Bank-owned life insurance	42,167	41,683
Goodwill	2,589	2,589
Other intangible assets	178	214
Deferred income taxes, net	11,352	5,788
Other assets	46,511	22,196
Total assets	$2,043,635	$1,882,182
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$214,789	$191,518
Interest bearing deposits	1,405,175	1,300,385
Total deposits	1,619,964	1,491,903

Advances from the Federal Home Loan Bank	175,000	150,000
Subordinated debentures ($25,500 face, less unamortized debt issuance costs of $267 and $293 at June 30, 2020 and December 31, 2019, respectively)	25,233	25,207
Accrued expenses and other liabilities	53,078	32,675
Total liabilities	1,873,275	1,699,785
Commitments and contingencies
Shareholders' equity
Common stock, no par value; 10,000,000 shares authorized, 7,887,503 and 7,868,803 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	120,381	120,589
Retained earnings	69,712	69,324
Accumulated other comprehensive loss	(19,733)	(7,516)
Total shareholders' equity	170,360	182,397

Total liabilities and shareholders' equity	$2,043,635	$1,882,182

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Income – (unaudited)
(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest and dividend income
Interest and fees on loans	$18,459	$19,540	$37,444	$39,636
Interest and dividends on securities	778	992	1,603	1,989
Interest on cash and cash equivalents	86	514	372	897
Total interest and dividend income	19,323	21,046	39,419	42,522

Interest expense
Interest expense on deposits	4,810	6,319	10,519	12,419
Interest expense on borrowings	876	1,132	1,977	2,235
Total interest expense	5,686	7,451	12,496	14,654

Net interest income	13,637	13,595	26,923	27,868

Provision (credit) for loan losses	2,999	(841)	6,184	(646)

Net interest income after provision (credit) for loan losses	10,638	14,436	20,739	28,514

Noninterest income
Bank owned life insurance	241	254	484	503
Service charges and fees	171	263	388	512
Gains and fees from sales of loans	—	617	—	706
Net gain on sale of available for sale securities	—	76	—	76
Other	165	126	777	847
Total noninterest income	577	1,336	1,649	2,644

Noninterest expense
Salaries and employee benefits	5,227	4,555	10,607	9,391
Occupancy and equipment	2,235	1,833	4,144	3,720
Data processing	493	551	1,029	1,063
Professional services	434	519	1,145	1,109
Director fees	287	215	582	404
FDIC insurance	283	76	353	199
Marketing	199	348	361	541
Amortization of intangibles	18	19	36	38
Other	546	639	1,124	1,265
Total noninterest expense	9,722	8,755	19,381	17,730
Income before income tax expense	1,493	7,017	3,007	13,428
Income tax expense	279	1,441	430	2,772
Net income	$1,214	$5,576	$2,577	$10,656

Earnings Per Common Share:
Basic	$0.16	$0.71	$0.33	$1.36
Diluted	$0.16	$0.71	$0.33	$1.35

Weighted Average Common Shares Outstanding:
Basic	7,715,094	7,773,466	7,732,615	7,766,999
Diluted	7,715,295	7,790,760	7,748,104	7,791,975
Dividends per common share	$0.14	$0.13	$0.28	$0.26

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Comprehensive Income (Loss) – (unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$1,214	$5,576	$2,577	$10,656
Other comprehensive loss:
Unrealized gains on securities:
Unrealized holding gains on available for sale securities	534	1,279	2,758	2,670
Reclassification adjustment for gain realized in net income	—	(76)	—	(76)
Net change in unrealized gains	534	1,203	2,758	2,594
Income tax expense	(116)	(252)	(610)	(545)
Unrealized gains on securities, net of tax	418	951	2,148	2,049
Unrealized losses on interest rate swaps:
Unrealized losses on interest rate swaps	(1,044)	(5,974)	(18,470)	(10,046)
Income tax benefit	227	1,254	4,105	2,109
Unrealized losses on interest rate swaps, net of tax	(817)	(4,720)	(14,365)	(7,937)
Total other comprehensive loss, net of tax	(399)	(3,769)	(12,217)	(5,888)
Comprehensive income (loss)	$815	$1,807	$(9,640)	$4,768

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders' Equity – (unaudited)
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2020	7,871,419	$119,953	$69,595	$(19,334)	$170,214
Net income	—	—	1,214	—	1,214
Other comprehensive loss, net of tax	—	—	—	(399)	(399)
Cash dividends declared ($0.14 per share)	—	—	(1,097)	—	(1,097)
Stock-based compensation expense	—	428	—	—	428
Forfeitures of restricted stock	(75)	—	—	—	—
Issuance of restricted stock	16,159	—	—	—	—
Balance at June 30, 2020	7,887,503	$120,381	$69,712	$(19,733)	$170,360

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2019	7,873,471	$120,750	$59,247	$(3,156)	$176,841
Net income	—	—	5,576	—	5,576
Other comprehensive loss, net of tax	—	—	—	(3,769)	(3,769)
Cash dividends declared ($0.13 per share)	—	—	(1,022)	—	(1,022)
Stock-based compensation expense	—	279	—	—	279
Forfeitures of restricted stock	(50)	—	—	—	—
Stock options exercised	1,850	23	—	—	23
Repurchase of common stock	(34,168)	(988)	—	—	(988)
Balance at June 30, 2019	7,841,103	$120,064	$63,801	$(6,925)	$176,940

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders' Equity – (continued)
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2019	7,868,803	$120,589	$69,324	$(7,516)	$182,397
Net income	—	—	2,577	—	2,577
Other comprehensive loss, net of tax	—	—	—	(12,217)	(12,217)
Cash dividends declared ($0.28 per share)	—	—	(2,189)	—	(2,189)
Stock-based compensation expense	—	813	—	—	813
Forfeitures of restricted stock	(1,500)	—	—	—	—
Issuance of restricted stock	77,199	—	—	—	—
Stock options exercised	1,500	16	—	—	16
Repurchase of common stock	(58,499)	(1,037)	—	—	(1,037)
Balance at June 30, 2020	7,887,503	$120,381	$69,712	$(19,733)	$170,360

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2018	7,842,271	$120,527	$54,706	$(1,037)	$174,196
Net income	—	—	10,656	—	10,656
Other comprehensive loss, net of tax	—	—	—	(5,888)	(5,888)
Cash dividends declared ($0.26 per share)	—	—	(2,042)	—	(2,042)
Stock-based compensation expense	—	495	—	—	495
ASU 2016-02 transition adjustment, net of tax	—	—	481	—	481
Forfeitures of restricted stock	(3,800)	—	—	—	—
Issuance of restricted stock	34,450	—	—	—	—
Stock options exercised	2,350	30	—	—	30
Repurchase of common stock	(34,168)	(988)	—	—	(988)
Balance at June 30, 2019	7,841,103	$120,064	$63,801	$(6,925)	$176,940

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows – (unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$2,577	$10,656
Adjustments to reconcile net income to net cash used in operating activities:
Net amortization (accretion) of premiums and discounts on investment securities	29	(364)
Provision (credit) for loan losses	6,184	(646)
(Credit) provision for deferred income taxes	(2,125)	189
Net gain on sales of available for sale securities	—	(76)
Change in fair value of marketable equity securities	(58)	(59)
Depreciation and amortization	1,678	1,688
Amortization of debt issuance costs	26	26
Increase in cash surrender value of bank-owned life insurance	(484)	(503)
Gains and fees from sales of loans	—	(706)
Stock-based compensation	813	495
Net accretion of purchase accounting adjustments	(36)	(39)
Loss on sale of premises and equipment	—	2
Net change in:
Deferred loan fees	1,872	(195)
Accrued interest receivable	(815)	210
Other assets	(20,503)	(19,136)
Accrued expenses and other liabilities	(1,854)	7,767
Net cash used in operating activities	(12,696)	(691)

Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	5,844	4,475
Proceeds from principal repayments on held to maturity securities	116	113
Net proceeds from sales and calls of available for sale securities	1,100	10,955
Purchases of marketable equity securities	(19)	(22)
Purchases of available for sale securities	(4,000)	(12,270)
Net (increase) decrease in loans	(10,391)	34,779
Loan principal sold from loans not originated for sale	—	(15,964)
Proceeds from sales of loans not originated for sale	—	16,670
Purchases of premises and equipment, net	(230)	(395)
(Purchase) reduction of Federal Home Loan Bank stock	(360)	635
Net cash (used in) provided by investing activities	(7,940)	38,976
See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows - (Continued)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from financing activities
Net change in time certificates of deposit	$45,442	$24,808
Net change in other deposits	82,619	(49,321)
Net change in FHLB advances	25,000	(10,000)
Proceeds from exercise of options	16	30
Dividends paid on common stock	(2,189)	(2,042)
Repurchase of common stock	(1,037)	(988)
Net cash provided by (used in) financing activities	149,851	(37,513)
Net increase in cash and cash equivalents	129,215	772
Cash and cash equivalents:
Beginning of year	78,051	78,112
End of period	$207,266	$78,884
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$12,872	$14,140
Income taxes	941	828
Noncash investing and financing activities:
Loans transferred to other real estate owned	$180	$1,217
Net change in unrealized gains or losses on available for sale securities	2,758	2,594
Net change in unrealized gains or losses on interest rate swaps	(18,470)	(10,046)
Establishment of right-of-use asset and lease liability	103	10,584
ASU 2016-02 transition adjustment, net of tax	—	481

See accompanying notes to consolidated financial statements (unaudited)

1. Nature of Operations and Summary of Significant Accounting Policies

Bankwell Financial Group, Inc. (the "Parent Corporation") is a bank holding company headquartered in New Canaan, Connecticut. The Parent Corporation offers a broad range of financial services through its banking subsidiary, Bankwell Bank (the "Bank" and, collectively with the Parent Corporation and the Parent Corporation's subsidiaries, the "Company"). In November 2013, the Bank acquired The Wilton Bank and in October 2014, the Bank acquired Quinnipiac Bank and Trust Company.

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
In March 2020, the World Health Organization declared novel coronavirus disease 2019 ("COVID-19") as a global pandemic. The COVID-19 pandemic has negatively impacted the global and U.S. economies. Many businesses in the U.S., including those in the markets we serve, were required to close, causing a significant increase in unemployment and loss of revenue for those businesses. During the second quarter of 2020, many states began to phase in the reopening of businesses, the success of which remains uncertain.
The COVID-19 pandemic influenced the assumptions and estimates used in the consolidated financial statements. The COVID-19 pandemic had an adverse impact on our earnings, increasing the provision for loan losses when compared to the same period in 2019.
We are unable to estimate the full impact of COVID-19 on our business and operations at this time. The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be controlled and abated. The pandemic could cause us to experience higher credit losses in our loan portfolio, impairment of our goodwill, reduced demand for our products and services, or other negative impacts on our financial position, results of operations, and prospects.

Goodwill
The Company tests for goodwill impairment annually as of June 30th. No impairment was required to be recorded on goodwill during the six months ended June 30, 2020 or for the year ended December 31, 2019.

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

Recently issued accounting pronouncements not yet adopted
ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments.” This ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and can result in the earlier recognition of credit losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. On July 17, 2019, the FASB proposed deferring the effective date of ASC 326 for smaller reporting companies as defined by the SEC. The FASB proposed a three-year deferral for smaller reporting companies, with an effective date of January 1, 2023. On October 16, 2019, the FASB voted in favor of finalizing its proposal to defer the effective date of this standard. The FASB issued ASU No. 2019-10, which officially delayed the adoption of this standard for smaller reporting companies until fiscal years beginning after December 15, 2022. The Company does qualify to defer the adoption of this standard and has not yet adopted this standard. Management continues to evaluate the impact of its future adoption of this guidance on the Company’s financial statements.

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

Recently adopted accounting pronouncements
ASU No. 2018-13, Fair Value Measurement (Topic 820): “Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The following disclosure requirements were removed from topic 820 for public entities: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. This update also modified and added disclosure requirements to Topic 820, including adding (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The guidance was effective for the Company on January 1, 2020. The application of this guidance did not have a material impact on the Company's financial statements.

2. Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at June 30, 2020 were as follows:

	June 30, 2020
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Less than one year	$1,100	$3	$—	$1,103
Due from one through five years	9,963	260	—	10,223
Due from five through ten years	8,125	924	—	9,049
Due after ten years	55,098	2,754	—	57,852
Total U.S. Government and agency obligations	74,286	3,941	—	78,227

Corporate bonds
Due from five through ten years	3,000	—	(9)	2,991
Due after ten years	1,000	2	—	1,002
Total corporate bonds	4,000	2	(9)	3,993

Total available for sale securities	$78,286	$3,943	$(9)	$82,220

Held to maturity securities:
State agency and municipal obligations
Due after ten years	$16,126	$3,544	$—	$19,670

Government-sponsored mortgage backed securities
No contractual maturity	70	10	—	80
Total held to maturity securities	$16,196	$3,554	$—	$19,750

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

There were no sales of investment securities during the three or six months ended June 30, 2020. The gross realized gains on the sale of investment securities totaled $0.1 million for the three and six months ended June 30, 2019. The gross realized losses on the sale of investment securities totaled $17.0 thousand for the three and six months ended June 30, 2019.

At June 30, 2020 and December 31, 2019, none of the Company's securities were pledged as collateral with the Federal Home Loan Bank ("FHLB") or any other institution.

As of June 30, 2020 and December 31, 2019, the actual durations of the Company's available for sale securities were significantly shorter than the stated maturities.

As of June 30, 2020, the Company held marketable equity securities with a fair value of $2.2 million and an amortized cost of $2.1 million. At December 31, 2019, the Company held marketable equity securities with a fair value of $2.1 million and an amortized cost of $2.0 million. These securities represent an investment in mutual funds that have an objective to make investments for CRA purposes.

There were one and two investment securities as of June 30, 2020 and December 31, 2019, respectively, in which the fair value of the security was less than the amortized cost of the security.

The following table provides information regarding investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)

June 30, 2020
Corporate bonds	$2,991	$(9)	0.31%	$—	$—	—%	$2,991	$(9)	0.31%
Total investment securities	$2,991	$(9)	0.31%	$—	$—	—%	$2,991	$(9)	0.31%
December 31, 2019
U.S. Government and agency obligations	$99	$(1)	1.01%	$998	$(1)	0.13%	$1,097	$(2)	0.21%
Total investment securities	$99	$(1)	1.01%	$998	$(1)	0.13%	$1,097	$(2)	0.21%

3. Loans Receivable and Allowance for Loan Losses

The following table sets forth a summary of the loan portfolio at June 30, 2020 and December 31, 2019:

(In thousands)	June 30, 2020	December 31, 2019
Real estate loans:
Residential	$128,683	$147,109
Commercial	1,110,562	1,128,614
Construction	94,523	98,583
	1,333,768	1,374,306

Commercial business (1)	280,811	230,028

Consumer	87	150
Total loans	1,614,666	1,604,484

Allowance for loan losses	(19,662)	(13,509)
Deferred loan origination fees, net	(4,009)	(2,137)
Unamortized loan premiums	—	2
Loans receivable, net	$1,590,995	$1,588,840

(1) The June 30, 2020 balance includes $56.5 million of Paycheck Protection Program ("PPP") loans made under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act").

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

Commercial Business: This portfolio segment includes commercial business loans secured by assignments of corporate assets and personal guarantees of the business owners. Commercial business loans generally have higher interest rates and shorter terms than other loans, but they also have increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business. This segment also includes Paycheck Protection Program ("PPP") loans made under the CARES Act to small businesses impacted by COVID-19, to cover payroll and other operating expenses. Loans extended under the PPP are fully guaranteed by the U.S. Small Business Administration ("SBA").

Consumer: This portfolio segment includes loans secured by savings or certificate accounts, automobiles, as well as unsecured personal loans and overdraft lines of credit. This type of loan entails greater risk than residential mortgage loans, particularly in the case of loans that are unsecured or secured by assets that depreciate rapidly.

Allowance for loan losses

The following tables set forth the activity in the Company’s allowance for loan losses for the three and six months ended June 30, 2020 and 2019, by portfolio segment:

The allowance for loan losses as of June 30, 2020 totaled $19.7 million, an increase of $6.2 million when compared to December 31, 2019. This increase in loan loss reserves is driven by management’s assessment of increased credit risk relating to economic disruption and uncertainty caused by the COVID-19 pandemic applied to the loan population that is being collectively evaluated for impairment, as opposed to the population of loans that is being individually evaluated for impairment.

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended June 30, 2020
Beginning balance	$785	$13,134	$466	$2,301	$—	$16,686
Charge-offs	—	—	—	—	(23)	(23)
Recoveries	—	—	—	—	—	—
Provisions (credits)	24	1,275	(25)	1,702	23	2,999
Ending balance	$809	$14,409	$441	$4,003	$—	$19,662

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended June 30, 2019
Beginning balance	$719	$11,646	$213	$2,851	$1	$15,430
Charge-offs	(565)	—	—	(130)	(13)	(708)
Recoveries	—	—	—	6	3	9
Provisions (credits)	769	(1,736)	46	70	10	(841)
Ending balance	$923	$9,910	$259	$2,797	$1	$13,890

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Six Months Ended June 30, 2020
Beginning balance	$730	$10,551	$324	$1,903	$1	$13,509
Charge-offs	—	—	—	(8)	(25)	(33)
Recoveries	—	—	—	1	1	2
Provisions	79	3,858	117	2,107	23	6,184
Ending balance	$809	$14,409	$441	$4,003	$—	$19,662

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Six Months Ended June 30, 2019
Beginning balance	$857	$11,562	$140	$2,902	$1	$15,462
Charge-offs	(797)	—	—	(136)	(13)	(946)
Recoveries	—	—	—	16	4	20
Provisions (credits)	863	(1,652)	119	15	9	(646)
Ending balance	$923	$9,910	$259	$2,797	$1	$13,890

Loans evaluated for impairment and the related allowance for loan losses as of June 30, 2020 and December 31, 2019 were as follows:

	Portfolio	Allowance
	(In thousands)
June 30, 2020
Loans individually evaluated for impairment:
Residential real estate	$4,056	$—
Commercial real estate	14,091	534
Commercial business	4,179	55
Subtotal	22,326	589
Loans collectively evaluated for impairment:
Residential real estate	124,627	809
Commercial real estate	1,096,471	13,875
Construction	94,523	441
Commercial business	276,632	3,948
Consumer	87	—
Subtotal	1,592,340	19,073

Total	$1,614,666	$19,662

	Portfolio	Allowance
	(In thousands)
December 31, 2019
Loans individually evaluated for impairment:
Residential real estate	$4,020	$—
Commercial real estate	14,203	372
Commercial business	4,330	134
Subtotal	22,553	506
Loans collectively evaluated for impairment:
Residential real estate	143,089	730
Commercial real estate	1,114,411	10,179
Construction	98,583	324
Commercial business	225,698	1,769
Consumer	150	1
Subtotal	1,581,931	13,003

Total	$1,604,484	$13,509

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

The following tables present credit risk ratings by loan segment as of June 30, 2020 and December 31, 2019:

	Commercial Credit Quality Indicators
	June 30, 2020				December 31, 2019
	Commercial Real Estate	Construction	Commercial Business	Total	Commercial Real Estate	Construction	Commercial Business	Total
	(In thousands)
Pass	$1,090,352	$85,526	$273,555	$1,449,433	$1,104,164	$98,583	$208,932	$1,411,679
Special Mention	6,119	8,997	3,077	18,193	10,247	—	16,766	27,013
Substandard	14,091	—	726	14,817	14,203	—	854	15,057
Doubtful	—	—	3,453	3,453	—	—	3,476	3,476
Loss	—	—	—	—	—	—	—	—
Total loans	$1,110,562	$94,523	$280,811	$1,485,896	$1,128,614	$98,583	$230,028	$1,457,225

	Residential and Consumer Credit Quality Indicators
	June 30, 2020			December 31, 2019
	Residential Real Estate	Consumer	Total	Residential Real Estate	Consumer	Total
	(In thousands)
Pass	$124,626	$87	$124,713	$143,089	$150	$143,239
Special Mention	—	—	—	—	—	—
Substandard	3,876	—	3,876	3,832	—	3,832
Doubtful	181	—	181	188	—	188
Loss	—	—	—	—	—	—
Total loans	$128,683	$87	$128,770	$147,109	$150	$147,259
Loan portfolio aging analysis

When a loan is 15 days past due, the Company sends the borrower a late notice. The Company attempts to contact the borrower by phone if the delinquency is not corrected promptly after the notice has been sent. When the loan is 30 days past due, the Company mails the borrower a letter reminding the borrower of the delinquency, and attempts to contact the borrower personally to determine the reason for the delinquency and ensure the borrower understands the terms of the loan. If necessary, after the 90th day of delinquency, the Company may take other appropriate legal action. A summary report of all loans 30 days or more past due is provided to the Board of Directors of the Company periodically. Loans greater than 90 days past due are generally put on nonaccrual status. A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt. A loan is considered to be no longer delinquent when timely payments are made for a period of at least six months (one year for loans providing for quarterly or semi-annual payments) by the borrower in accordance with the contractual terms. Loans granted payment deferrals under the CARES Act are not required to be reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral).

The following tables set forth certain information with respect to the Company's loan portfolio delinquencies by portfolio segment as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$—	$915	$133	$1,048	$127,635	$128,683
Commercial real estate	161	89	2,967	3,217	1,107,345	1,110,562
Construction	1,357	—	—	1,357	93,166	94,523
Commercial business	185	6	3,456	3,647	277,164	280,811
Consumer	—	—	—	—	87	87
Total loans	$1,703	$1,010	$6,556	$9,269	$1,605,397	$1,614,666

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$—	$943	$281	$1,224	$145,885	$147,109
Commercial real estate	355	—	5,935	6,290	1,122,324	1,128,614
Construction	1,357	—	—	1,357	97,226	98,583
Commercial business	—	—	3,455	3,455	226,573	230,028
Consumer	—	—	—	—	150	150
Total loans	$1,712	$943	$9,671	$12,326	$1,592,158	$1,604,484

There were no loans delinquent greater than 90 days and still accruing interest as of June 30, 2020. There was one loan, totaling$3.4 million, delinquent greater than 90 days and still accruing interest as of December 31, 2019. The delinquency for that particular loan was a result of an administrative delay, as the loan had matured in 2019, as opposed to delinquent payments.

Loans on nonaccrual status

The following is a summary of nonaccrual loans by portfolio segment as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(In thousands)
Residential real estate	$1,622	$1,560
Commercial real estate	5,172	5,222
Commercial business	3,783	3,806
Total	$10,577	$10,588

Nonaccrual loans totaled $10.6 million at June 30, 2020, of which $4.6 million is guaranteed by the SBA.

Interest income on loans that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the six months ended June 30, 2020 and 2019 was $0.4 million and $0.6 million, respectively. There was no interest income recognized on these loans for the six months ended June 30, 2020 and $43 thousand of interest income was recognized on these loans for the six months ended June 30, 2019.

At June 30, 2020 and December 31, 2019, there were no commitments to lend additional funds to any borrower on nonaccrual status. Nonaccrual loans with no specific reserve totaled $9.4 million and $9.6 million at June 30, 2020 and December 31, 2019, respectively.

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

The following table summarizes impaired loans by portfolio segment as of June 30, 2020 and December 31, 2019:

	Carrying Amount		Unpaid Principal Balance		Associated Allowance
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$4,056	$4,020	$4,244	$4,144	$—	$—
Commercial real estate	7,821	8,571	8,179	8,859	—	—
Commercial business	3,663	3,915	4,888	5,126	—	—
Total impaired loans without a valuation allowance	15,540	16,506	17,311	18,129	—	—

Impaired loans with a valuation allowance:
Commercial real estate	$6,270	$5,632	$6,284	$5,647	$534	$372
Commercial business	516	415	518	417	55	134
Total impaired loans with a valuation allowance	6,786	6,047	6,802	6,064	589	506
Total impaired loans	$22,326	$22,553	$24,113	$24,193	$589	$506

The following tables summarizes the average carrying amount of impaired loans and interest income recognized on impaired loans by portfolio segment for the three and six months ended June 30, 2020 and 2019:

	Average Carrying Amount		Interest Income Recognized
	Three Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$4,080	$4,112	$24	$31
Commercial real estate	7,885	2,411	38	4
Commercial business	3,673	2,117	3	48
Consumer	—	2	—	—
Total impaired loans without a valuation allowance	15,638	8,642	65	83
Impaired loans with a valuation allowance:
Residential real estate	$—	$108	$—	$—
Commercial real estate	6,282	3,301	63	1
Commercial business	523	4,078	2	8
Total impaired loans with a valuation allowance	6,805	7,487	65	9
Total impaired loans	$22,443	$16,129	$130	$92

	Average Carrying Amount		Interest Income Recognized
	Six Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$4,106	$4,129	$55	$60
Commercial real estate	7,961	2,440	76	9
Commercial business	3,682	2,157	6	93
Consumer	—	2	—	—
Total impaired loans without a valuation allowance	15,749	8,728	137	162
Impaired loans with a valuation allowance:
Residential real estate	$—	$108	$—	$—
Commercial real estate	6,288	3,593	126	2
Commercial business	531	4,271	4	44
Total impaired loans with a valuation allowance	6,819	7,972	130	46
Total impaired loans	$22,568	$16,700	$267	$208

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

Loans classified as TDRs totaled $9.3 million at June 30, 2020 and $9.6 million at December 31, 2019. The following tables provide information on loans that were modified as TDRs during the periods indicated.

	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2020	2019	2020	2019	2020	2019
Three Months Ended June 30,
Residential real estate	—	1	$—	$34	$—	$34
Commercial business	—	2	—	465	—	465
Total	—	3	$—	$499	$—	$499

	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2020	2019	2020	2019	2020	2019
Six Months Ended June 30,
Residential real estate	—	1	$—	$34	$—	$34
Commercial business	—	2	—	465	—	465
Total	—	3	$—	$499	$—	$499

At June 30, 2020 and December 31, 2019, there were three nonaccrual loans identified as TDRs totaling $1.5 million and three nonaccrual loans identified as TDRs totaling $1.6 million, respectively.

There were no loans modified in a troubled debt restructuring that re-defaulted during the six months ended June 30, 2020. There were two loans modified in a troubled debt restructuring that re-defaulted during the six months ended June 30, 2019. The total recorded investment in these loans was $1.3 million at June 30, 2019.

The following table provides information on how loans were modified as TDRs during the three and six months ended June 30, 2020 and June 30, 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Maturity concession	$—	$125	$—	$125
Rate and payment concession	—	374	—	374
Total	$—	$499	$—	$499

Section 4013 of the CARES Act permits a financial institution to elect to suspend troubled debt restructuring accounting, in certain circumstances, beginning March 1, 2020 and ending on the earlier of December 31, 2020, or sixty days after the national emergency concerning COVID-19 terminates. All short term loan modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any request for relief are not considered TDRs.

As of June 30, 2020, the Company granted COVID-19 related deferrals on loans (excluding SBA loans, which are paid for 6 months by the SBA on behalf of borrowers) totaling $339.9 million. The Company has thoroughly evaluated these deferral requests and granted initial payment deferrals of no more than three months in duration, except for SBA loans which are mandated to receive an automatic six month deferral. These deferrals are not considered troubled debt restructurings based on Section 4013 of the CARES Act and interagency guidance issued in March of 2020. Also, the FASB has determined that the TDR guidance in the interagency statement is an appropriate application of ASC 310-40. As such, all of the Company’s deferrals under the CARES Act are also considered in conformity with US GAAP as to their non-TDR classification.

4. Shareholders' Equity

Common Stock

The Company has 10,000,000 shares authorized and 7,887,503 shares issued and outstanding at June 30, 2020 and 10,000,000 shares authorized and 7,868,803 shares issued and outstanding at December 31, 2019. The Company's stock is traded on the NASDAQ stock market under the ticker symbol BWFG.

Warrants

In connection with a 2014 acquisition and the associated merger agreement, the Company had issued warrants convertible to shares of common stock at a pre-determined price and exchange ratio. The Company does not have any warrants outstanding as of June 30, 2020.

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

Issuer Purchases of Equity Securities

On December 19, 2018, the Company's Board of Directors authorized a share repurchase program of up to 400,000 shares of the Company's Common Stock. The Company intends to accomplish the share repurchases through open market transactions, though the Company could accomplish repurchases through other means, such as privately negotiated transactions. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The share repurchase plan does not obligate the Company to acquire any particular amount of Common Stock, and it may be modified or suspended at any time at the Company's discretion. During the six months ended June 30, 2020, the Company purchased 58,499 shares of its Common Stock at a weighted average price of $17.69 per share. During the year ended December 31, 2019, the Company purchased 34,168 shares of its Common Stock at a weighted average price of $28.87 per share.

5. Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives. The Company's derivative instruments are utilized to manage economic risks, including interest rate risk. Changes in fair value of the Company's derivatives are primarily driven by changes in interest rates and recognized in other comprehensive income. The Company's current derivative positions will cause a decrease to other comprehensive income in a falling interest rate environment and an increase in a rising interest rate environment. The Company’s total comprehensive income or loss for the three and six months ended June 30, 2020 and June 30, 2019 is reported in the Consolidated Statements of Comprehensive Income.

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax for the three and six months ended June 30, 2020 and June 30, 2019:

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at March 31, 2020	$2,658	$(21,992)	$(19,334)
Other comprehensive income (loss) before reclassifications, net of tax	418	(817)	(399)
Net other comprehensive income (loss)	418	(817)	(399)
Balance at June 30, 2020	$3,076	$(22,809)	$(19,733)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at March 31, 2019	$(281)	$(2,875)	$(3,156)
Other comprehensive income (loss) before reclassifications, net of tax	1,011	(4,720)	(3,709)
Amounts reclassified from accumulated other comprehensive income, net of tax	(60)	—	(60)
Net other comprehensive income (loss)	951	(4,720)	(3,769)
Balance at June 30, 2019	$670	$(7,595)	$(6,925)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2019	$928	$(8,444)	$(7,516)
Other comprehensive income (loss) before reclassifications, net of tax	2,148	(14,365)	(12,217)
Net other comprehensive income (loss)	2,148	(14,365)	(12,217)
Balance at June 30, 2020	$3,076	$(22,809)	$(19,733)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2018	$(1,379)	$342	$(1,037)
Other comprehensive income (loss) before reclassifications, net of tax	2,109	(7,937)	(5,828)
Amounts reclassified from accumulated other comprehensive income, net of tax	(60)	—	(60)
Net other comprehensive income (loss)	2,049	(7,937)	(5,888)
Balance at June 30, 2019	$670	$(7,595)	$(6,925)

The following table provides information for the items reclassified from accumulated other comprehensive income or loss:

Accumulated Other Comprehensive Income Components	Three Months Ended June 30,		Six Months Ended June 30,		Associated Line Item in the Consolidated Statements of Income
	2020	2019	2020	2019
	(In thousands)
Available for sale securities:
Unrealized gains on investments	$—	$76	$—	$76	Net gain on sale of available for sale securities
Tax expense	—	(16)	—	(16)	Income tax expense
Net of tax	$—	$60	$—	$60

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

The following table is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Net income	$1,214	$5,576	$2,577	$10,656
Dividends to participating securities(1)	(16)	(13)	(33)	(23)
Undistributed earnings allocated to participating securities(1)	(2)	(56)	(5)	(99)
Net income for earnings per share calculation	$1,196	$5,507	$2,539	$10,534

Weighted average shares outstanding, basic	7,715	7,773	7,733	7,767
Effect of dilutive equity-based awards(2)	—	18	15	25
Weighted average shares outstanding, diluted	7,715	7,791	7,748	7,792
Net earnings per common share:
Basic earnings per common share	$0.16	$0.71	$0.33	$1.36
Diluted earnings per common share	$0.16	$0.71	$0.33	$1.35
Awards excluded from the calculation of diluted EPS(3):
Stock options	10	—	—	—
(1) Represents dividends paid and undistributed earnings allocated to unvested stock-based awards that contain non-forfeitable rights to dividends.
(2) Represents the effect of the assumed exercise of stock options and the vesting of restricted shares, as applicable, utilizing the treasury stock method.
(3) Represents stock-based awards not included in the computation of potential common shares for purposed of calculating diluted EPS as the exercise prices were greater than the average market price of the Company's common stock, and, therefore, are considered anti-dilutive.

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

As of June 30, 2020, the Bank and Company met all capital adequacy requirements to which they are subject. There are no conditions or events since then that management believes have changed this conclusion.

The capital amounts and ratios for the Bank and the Company at June 30, 2020 and December 31, 2019 were as follows:

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
June 30, 2020
Common Equity Tier 1 Capital to Risk-Weighted Assets	$205,559	12.44%	$115,665	7.00%	$107,403	6.50%
Total Capital to Risk-Weighted Assets	225,221	13.63%	173,498	10.50%	165,236	10.00%
Tier I Capital to Risk-Weighted Assets	205,559	12.44%	140,451	8.50%	132,189	8.00%
Tier I Capital to Average Assets	205,559	9.93%	82,840	4.00%	103,550	5.00%

Bankwell Financial Group, Inc.
June 30, 2020
Common Equity Tier 1 Capital to Risk-Weighted Assets	$187,364	11.33%	$115,790	7.00%	N/A	N/A
Total Capital to Risk-Weighted Assets	232,259	14.04%	173,685	10.50%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	187,364	11.33%	140,602	8.50%	N/A	N/A
Tier I Capital to Average Assets	187,364	9.04%	82,904	4.00%	N/A	N/A

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
December 31, 2019
Common Equity Tier 1 Capital to Risk-Weighted Assets	$205,856	12.53%	$115,040	7.00%	$106,823	6.50%
Total Capital to Risk-Weighted Assets	219,365	13.35%	172,560	10.50%	164,343	10.00%
Tier I Capital to Risk-Weighted Assets	205,856	12.53%	139,691	8.50%	131,474	8.00%
Tier I Capital to Average Assets	205,856	10.99%	74,951	4.00%	93,689	5.00%

Bankwell Financial Group, Inc.
December 31, 2019
Common Equity Tier 1 Capital to Risk-Weighted Assets	$187,155	11.37%	$115,253	7.00%	N/A	N/A
Total Capital to Risk-Weighted Assets	225,871	13.72%	172,880	10.50%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	187,155	11.37%	139,950	8.50%	N/A	N/A
Tier I Capital to Average Assets	187,155	9.97%	75,067	4.00%	N/A	N/A

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

Reserve Requirements on Cash

The Bank was not required to maintain a minimum reserve balance in the Federal Reserve Bank (FRB) at June 30, 2020 as the FRB has waived this requirement due to the COVID-19 pandemic. The Bank was required to maintain a minimum reserve balance of $14.1 million in the Federal Reserve Bank at December 31, 2019. This balance is maintained for clearing purposes in the ordinary course of business and does not represent restricted cash.

8. Deposits

At June 30, 2020 and December 31, 2019, deposits consisted of the following:

	June 30, 2020	December 31, 2019
	(In thousands)
Noninterest bearing demand deposit accounts	$214,789	$191,518
Interest bearing accounts:
NOW	87,239	70,020
Money market	482,462	419,495
Savings	162,891	183,729
Time certificates of deposit	672,583	627,141
Total interest bearing accounts	1,405,175	1,300,385
Total deposits	$1,619,964	$1,491,903

Maturities of time certificates of deposit as of June 30, 2020 and December 31, 2019 are summarized below:

	June 30, 2020	December 31, 2019
	(In thousands)
2020	$333,378	$430,361
2021	297,061	167,933
2022	41,671	28,515
2023	336	239
2024	104	93
2025	33	—
Total	$672,583	$627,141
The aggregate amount of individual certificate accounts, including brokered deposits with balances of $250,000 or more, was approximately $341.2 million at June 30, 2020 and $307.1 million at December 31, 2019.
Brokered certificates of deposits totaled $214.2 million at June 30, 2020 and $179.8 million at December 31, 2019. Certificates of deposits from national listing services totaled $50.4 million at June 30, 2020 and $21.3 million at December 31, 2019. Brokered money market accounts totaled $71.9 million at June 30, 2020 and $39.9 million at December 31, 2019.

The following table summarizes interest expense by account type for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
NOW	$31	$28	$59	$75
Money market	862	1,847	2,354	3,829
Savings	295	743	967	1,512
Time certificates of deposits	3,622	3,701	7,139	7,003
Total interest expense on deposits	$4,810	$6,319	$10,519	$12,419

9. Stock-Based Compensation

Equity award plans

The Company has stock options or unvested restricted stock outstanding under three equity award plans, which are collectively referred to as the “Plan”. The current plan under which any future issuances of equity awards will be made is the 2012 BNC Financial Group, Inc. Stock Plan, or the “2012 Plan,” last amended on June 26, 2013. All equity awards made under the 2012 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of stock options or restricted stock. At June 30, 2020, there were 642,025 shares reserved for future issuance under the 2012 Plan.

Stock Options: The Company accounts for stock options based on the fair value at the date of grant and records an expense over the vesting period of such awards on a straight line basis.

There were no options granted during the six months ended June 30, 2020.

A summary of the status of outstanding stock options for the six months ended June 30, 2020 is presented below:

	Six Months Ended June 30, 2020
	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	16,680	$16.30
Exercised	(1,500)	11.00
Options outstanding at end of period	15,180	16.82

Options exercisable at end of period	15,180	16.82

Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. The total intrinsic value of share options exercised during the six months ended June 30, 2020 was $27 thousand.

The range of exercise prices for the 15,180 options exercisable at June 30, 2020 was $15.00 to $17.86 per share. The weighted average remaining contractual life for these options was 2.2 years at June 30, 2020. At June 30, 2020, as all awarded options have vested, all of the outstanding options are exercisable, and based on the June 30, 2020 closing market price of $15.90, the outstanding options have an intrinsic value of $5 thousand.

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.

The following table presents the activity for restricted stock for the six months ended June 30, 2020:

	Six Months Ended June 30, 2020
	Number of Shares		Weighted Average Grant Date Fair Value
Unvested at beginning of period	110,975	(1)	$30.88
Granted	77,199	(2)	25.89
Vested	(20,966)		30.72
Forfeited	(1,500)		31.72
Unvested at end of period	165,708		28.56
(1) Includes 21,750 shares of performance based restricted stock
(2) Includes 16,000 shares of performance based restricted stock

The total fair value of restricted stock awards vested during the six months ended June 30, 2020 was $0.5 million.

The Company's restricted stock expense for the six months ended June 30, 2020 and June 30, 2019 was $0.8 million and $0.5 million, respectively. At June 30, 2020, there was $3.8 million of unrecognized stock compensation expense for restricted stock, expected to be recognized over a weighted average period of 1.9 years.

Performance Based Restricted Stock: The Company has 37,750 shares of performance based restricted stock outstanding as of June 30, 2020 pursuant to the Company’s 2012 Stock Plan. The awards vest over a three to four year service period, provided certain performance metrics are met. The share quantity that ultimately vests can range between 0% and 200% for the 21,750 shares granted prior to December 31, 2019, which is dependent on the degree to which the performance metrics are met. The Company records an expense over the vesting period based on (a) the probability that the performance metric will be met and (b) the fair market value of the Company’s stock at the date of the grant.

10. Derivative Instruments

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, and duration of its funding along with the use of interest rate derivative financial instruments, namely interest rate swaps. The Company does not use derivatives for speculative purposes. As of June 30, 2020, the Company was a party to nine interest rate swaps, designated as hedging instruments, to add stability to interest expense and to manage its exposure to interest rate movements. The notional amount for each swap is $25 million and in each case, the Company has entered into pay-fixed interest rate swaps to convert rolling 90 days Federal Home Loan Bank advances or brokered deposits. In addition, as of June 30, 2020, the Company was a party to one forward-starting interest rate swap on probable future FHLB advances or brokered deposits. As of June 30, 2020, the Company entered into four interest rate swaps not designated as hedging instruments, to minimize interest rate risk exposure with loans to customers.

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

Information about derivative instruments at June 30, 2020 and December 31, 2019 is as follows:

June 30, 2020:
(Dollars in thousands)	Notional Amount	Original Maturity	Maturity Date	Received	Paid	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate swap	$25,000	5.0 years	August 26, 2020	3-month USD LIBOR	1.48%	$(43)
Interest rate swap	25,000	5.0 years	July 1, 2021	3-month USD LIBOR	1.22%	(244)
Interest rate swap	25,000	7.0 years	August 25, 2024	3-month USD LIBOR	2.04%	(1,858)
Interest rate swap	25,000	7.0 years	August 25, 2024	3-month USD LIBOR	2.04%	(1,863)
Interest rate swap	25,000	15.0 years	January 1, 2034	3-month USD LIBOR	3.01%	(7,545)
Interest rate swap	25,000	3.0 years	December 23, 2022	3-month USD LIBOR	1.28%	(663)
Interest rate swap	25,000	15.0 years	January 1, 2035	3-month USD LIBOR	3.03%	(8,067)
Interest rate swap	25,000	5.0 years	April 9, 2025	3-month USD LIBOR	0.55%	(289)
Interest rate swap	25,000	5.0 years	April 23, 2025	3-month USD LIBOR	0.54%	(276)
Forward-starting interest rate swap(1)	25,000	15.0 years	August 26, 2035	3-month USD LIBOR	3.05%	(8,313)
	$250,000					$(29,161)
Derivatives not designated as hedging instruments:(2)
Interest rate swap	$20,000	20.0 years	March 10, 2039	1-month USD LIBOR	5.00%	$(4,926)
Interest rate swap	20,000	20.0 years	March 10, 2039	1-month USD LIBOR	5.00%	4,926
Interest rate swap	18,500	10.0 years	March 10, 2030	1-month USD LIBOR	3.15%	(1,022)
Interest rate swap	18,500	10.0 years	March 10, 2030	1-month USD LIBOR	3.15%	1,022
	$77,000					$—

Total derivatives	$327,000					$(29,161)
(1) The effective date of the forward-starting interest rate swap listed above is August 26, 2020.
(2) Represents interest rate swaps with commercial banking customers, which are offset by derivatives with a third party.

Accrued interest payable related to interest rate swaps as of June 30, 2020 totaled $0.3 million and is excluded from the fair value presented in the table above. The fair value of interest rate swaps in a net liability position, including accrued interest, totaled $29.4 million as of June 30, 2020.

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects to reclassify $3.6 million to interest expense during the next 12 months.

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

The Company's cash flow hedge positions consist of interest rate swap transactions as detailed in the table below as of June 30, 2020:

Notional Amount	Original Effective Date of Hedged Borrowing	Duration of Borrowing	Counterparty
(Dollars in Thousands)
$25,000	August 26, 2015	5.0 years	Bank of Montreal
25,000	July 1, 2016	5.0 years	Bank of Montreal
25,000	August 25, 2017	7.0 years	Bank of Montreal
25,000	August 25, 2017	7.0 years	FHN Financial Capital Markets
25,000	January 2, 2019	15.0 years	Bank of Montreal
25,000	December 27, 2019	3.0 years	Bank of Montreal
25,000	January 2, 2020	15.0 years	Bank of Montreal
25,000	April 15, 2020	5.0 years	Goldman Sachs Bank USA
25,000	April 29, 2020	5.0 years	Goldman Sachs Bank USA
$225,000
This hedge strategy converts the rate of interest on short term rolling FHLB advances or brokered deposits to long term fixed interest rates, thereby protecting the Company from interest rate variability.

Changes in the consolidated statements of comprehensive (loss) income related to interest rate derivatives designated as hedges of cash flows were as follows for the three and six months ended June 30, 2020 and June 30, 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Interest rate swap on FHLB advances and brokered deposits:
Unrealized losses recognized in accumulated other comprehensive (loss) income	$(1,044)	$(5,974)	$(18,470)	$(10,046)
Income tax benefit on items recognized in accumulated other comprehensive (loss) income	227	1,254	4,105	2,109
Other comprehensive loss	$(817)	$(4,720)	$(14,365)	$(7,937)

Amount recognized in interest expense on hedged FHLB advances and brokered deposits	$944	$734	$1,834	$1,460
The above unrealized gains and losses are reflective of market interest rates as of the respective balance sheet dates. Generally, a lower interest rate environment will result in a negative impact to comprehensive income whereas a higher interest rate environment will result in a positive impact to comprehensive income.

The following tables summarize gross and net information about derivative instruments that are offset in the Consolidated Balance Sheets at June 30, 2020 and December 31, 2019:

	June 30, 2020
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets	$5,986	$—	$5,986	$—	$—	$5,986
(1) Includes accrued interest receivable totaling $37.8 thousand.

	June 30, 2020
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted(2)	Net Amount
Derivative Liabilities	$35,407	$—	$35,407	$—	$35,155	$252
(1) Includes accrued interest payable totaling $297.8 thousand.

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

The carrying values, fair values and placement in the fair value hierarchy of the Company's financial instruments at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$201,380	$201,380	$201,380	$—	$—
Federal funds sold	5,886	5,886	5,886	—	—
Marketable equity securities	2,195	2,195	2,195	—	—
Available for sale securities	82,220	82,220	10,223	71,997	—
Held to maturity securities	16,196	19,750	—	80	19,670
Loans receivable, net	1,590,995	1,601,153	—	—	1,601,153
Other real estate owned	180	180	—	—	180
Accrued interest receivable	6,774	6,774	—	6,774	—
FHLB stock	7,835	7,835	—	7,835	—
Servicing asset, net of valuation allowance	828	828	—	—	828
Derivative asset	5,948	5,948	—	5,948	—

Financial Liabilities:
Noninterest bearing deposits	$214,789	$214,789	$—	$214,789	$—
NOW and money market	569,701	569,701	—	569,701	—
Savings	162,891	162,891	—	162,891	—
Time deposits	672,583	679,351	—	—	679,351
Accrued interest payable	1,766	1,766	—	1,766	—
Advances from the FHLB	175,000	174,998	—	—	174,998
Subordinated debentures	25,233	24,785	—	—	24,785
Servicing liability	58	58	—	—	58
Derivative liability	35,109	35,109	—	35,109	—

	December 31, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$78,051	$78,051	$78,051	$—	$—
Marketable equity securities	2,118	2,118	2,118	—	—
Available for sale securities	82,439	82,439	10,031	72,408	—
Held to maturity securities	16,308	18,307	—	85	18,222
Loans receivable, net	1,588,840	1,589,732	—	—	1,589,732
Accrued interest receivable	5,959	5,959	—	5,959	—
FHLB stock	7,475	7,475	—	7,475	—
Servicing asset, net of valuation allowance	978	978	—	—	978
Derivative asset	2,266	2,266	—	2,266	—

Financial Liabilities:
Noninterest bearing deposits	$191,518	$191,518	$—	$191,518	$—
NOW and money market	489,515	489,515	—	489,515	—
Savings	183,729	183,729	—	183,729	—
Time deposits	627,141	632,436	—	—	632,436
Accrued interest payable	2,142	2,142	—	2,142	—
Advances from the FHLB	150,000	150,006	—	—	150,006
Subordinated debentures	25,207	25,530	—	—	25,530
Servicing liability	63	63	—	—	63
Derivative liability	12,957	12,957	—	12,957	—
The following methods and assumptions were used by management in estimating the fair value of its financial instruments:

Cash and due from banks, federal funds sold, accrued interest receivable and accrued interest payable: The carrying amount is a reasonable estimate of fair value.

Marketable equity securities, available for sale securities and held to maturity securities: Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The majority of the available for sale securities are considered to be Level 2 as other observable inputs are utilized, such as quoted prices for similar securities. Level 1 investment securities include investments in U.S. treasury notes and in marketable equity securities for which a quoted price is readily available in the market. Level 3 held to maturity securities represent private placement municipal housing authority bonds for which no quoted market price is available. The fair value for these securities is estimated using a discounted cash flow model, using discount rates ranging from 3.2% to 3.6% as of June 30, 2020 and 3.8% to 4.1% as of December 31, 2019. These securities are CRA eligible investments.

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

Other real estate owned: Fair values are generally determined based on third-party appraisals which may be adjusted based on age of appraisal or market conditions identified while preparing the property to be listed for sale through broker quotes or otherwise. Appraisals are based on observable market data such as comparable sales, however, adjustments made to third-party appraisals, for the age of the appraisal or market conditions identified while preparing the property to be listed for sale through broker quotes or otherwise are unobservable and therefore these assets are classified as Level 3 within the valuation hierarchy.

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

Off-balance-sheet instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at June 30, 2020 and December 31, 2019.

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

Financial instruments measured at fair value on a recurring basis

The following table details the financial instruments carried at fair value on a recurring basis at June 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the six months ended June 30, 2020 and for the year ended December 31, 2019.

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
June 30, 2020:
Marketable equity securities	$2,195	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	10,223	71,997	—
Derivative asset	—	5,948	—
Derivative liability	—	35,109	—

December 31, 2019:
Marketable equity securities	$2,118	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	10,031	72,408	—
Derivative asset	—	2,266	—
Derivative liability	—	12,957	—

Marketable equity securities and available for sale investment securities: The fair value of the Company’s investment securities is estimated by using pricing models or quoted prices of securities with similar characteristics (i.e., matrix pricing) and is classified within Level 1 or Level 2 of the valuation hierarchy. The pricing is primarily sourced from third-party pricing services overseen by management.

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

The following table details the financial instruments measured at fair value on a nonrecurring basis at June 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
June 30, 2020:
Impaired loans	$—	$—	$21,737
Other real estate owned	—	—	180
Servicing asset, net	—	—	770

December 31, 2019:
Impaired loans	$—	$—	$22,047
Servicing asset, net	—	—	915

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at June 30, 2020 and December 31, 2019:

	Fair Value	Valuation Methodology	Unobservable Input	Range
	(Dollars in thousands)
June 30, 2020:
Impaired loans	$11,854	Appraisals	Discount to appraised value	8.00 - 33.00%
	9,883	Discounted cash flows	Discount rate	3.00 - 7.00%
	$21,737

Other real estate owned	$180	Purchase Offer	Not Applicable

Servicing asset, net	$770	Discounted cash flows	Discount rate	10.00%(1)
			Prepayment rate	3.00 - 17.00%
December 31, 2019:
Impaired loans	$12,300	Appraisals	Discount to appraised value	8.00 - 28.00%
	9,747	Discounted cash flows	Discount rate	3.60 - 7.00%
	$22,047

Servicing asset, net	$915	Discounted cash flows	Discount rate	10.00 - 11.00%(2)
			Prepayment rate	3.00 - 19.00%
(1) Servicing liabilities totaling $58 thousand were valued using a discount rate of 0.2%.
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

Other real estate owned: The Company classifies property acquired through foreclosure or acceptance of deed-in lieu of foreclosure as other real estate owned in its financial statements. Upon taking title, the property securing the loan is written down to fair value less expected selling costs. The write-down is based upon differences between the estimated fair value and the net investment in the loan. Appraisals are based on observable market data such as comparable sales, however, adjustments made to third-party appraisals, for the age of the appraisal or market conditions identified while preparing the property to be listed for sale through broker quotes or otherwise are unobservable and therefore these assets are classified as Level 3 within the valuation hierarchy.

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

The Company recognized $0.4 million in interest expense related to its subordinated debt for each of the three month periods ended June 30, 2020 and 2019. The Company recognized $0.7 million in interest expense related to its subordinated debt for each of the six month periods ended June 30, 2020 and 2019.

14. Subsequent Events

On July 28, 2020, the Company’s Board of Directors declared a $0.14 per share cash dividend, payable on August 24, 2020 to shareholders of record on August 14, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and related notes contained elsewhere in this report on Form 10-Q. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the Company’s Form 10-K filed for the year ended December 31, 2019 in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.” Additionally, the COVID-19 pandemic could adversely affect the Company, its customers, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on its business, financial position, results of operations, liquidity, and prospects is uncertain. We assume no obligation to update any of these forward-looking statements.

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

Executive Overview

We are focused on being the “Hometown” bank and the banking provider of choice in our highly attractive market area, and to serve as a locally based alternative to our larger competitors. We aim to do this through:

•Responsive, customer-centric products and services and a community focus;

•Organic growth and strategic acquisitions when market opportunities present themselves;

•Utilization of efficient and scalable infrastructure; and

•Disciplined focus on risk management.

Impact of COVID-19

The COVID-19 pandemic has resulted in, and is likely to continue to result in, significant economic disruption affecting our business and the clients we serve. A significant degree of uncertainty still exists concerning the duration and magnitude of the COVID-19 pandemic. Even after the pandemic subsides, the U.S. economy may continue to experience a recession.

For the three and six months ended June 30, 2020, we increased the provision for loan losses and added liquidity to the balance sheet due to the impact of COVID-19, both of which adversely impacted our earnings and performance metrics.

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

Earnings and Performance Overview

For the three months ended June 30, 2020, we had net interest income of $13.6 million, which remained flat when compared to the same period in 2019. For the six months ended June 30, 2020, we had net interest income of $26.9 million, a decrease of $0.9 million, or 3.4%, over the six months ended June 30, 2019. The decrease in net interest income was attributable to a decline in income from loan prepayments and lower loan yields as loans are re-priced in the current low interest rate environment. The decrease in net interest income was partially offset by a decline in interest expense, driven by lower interest rates when compared to the same period in 2019.

Noninterest income decreased $0.8 million to $0.6 million for the three months ended June 30, 2020 compared to the same period in 2019. Noninterest income decreased $1.0 million to $1.6 million for the six months ended June 30, 2020 compared to the same period in 2019. The decrease in noninterest income for the three and six months ended June 30, 2020, when compared to the same periods in 2019, was primarily a result of the absence of gains and fees from sales of loans, and to a lesser degree, a decrease in service charges and fees.

Net income available to common shareholders was $1.2 million, or $0.16 per diluted share, and $5.6 million, or $0.71 per diluted share, for the three months ended June 30, 2020 and 2019, respectively. Net income available to common shareholders was $2.6 million, or $0.33 per diluted share, and $10.7 million, or $1.35 per diluted share, for the six months ended June 30, 2020 and 2019, respectively. The decrease in net income for the three and six month periods ended June 30, 2020 when compared to the same periods in 2019 was largely driven by an increase in the provision for loan losses due to COVID-19 related loan loss reserves, an increase in noninterest expense and the aforementioned decline in noninterest income. The provision for loan losses, including COVID-19 related reserves, totaled $3.0 million and $6.2 million for the three and six months ended June 30, 2020, respectively.

Returns on average stockholders' equity and average assets for the three months ended June 30, 2020 were 2.82% and 0.23%, respectively, compared to 12.48% and 1.20%, respectively, for the three months ended June 30, 2019. Returns on average stockholders' equity and average assets for the six months ended June 30, 2020 were 2.92% and 0.26%, respectively, compared to 12.05% and 1.15%, respectively, for the six months ended June 30, 2019. Returns were negatively impacted due to the increase in the provision for loan losses. The return on average assets was also negatively impacted by higher average asset balances, primarily due to additional liquidity maintained on the balance sheet.

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

FTE net interest income for the three months ended June 30, 2020 and 2019 was $13.7 million. FTE interest income for the three months ended June 30, 2020 decreased by $1.7 million, or 8.2%, to $19.4 million, compared to FTE interest income for the three months ended June 30, 2019. FTE net interest income for the six months ended June 30, 2020 and 2019 was $27.0 million and $28.0 million, respectively. FTE interest income for the six months ended June 30, 2020 decreased by $3.1 million, or 7.4%, to 39.5 million, compared to FTE interest income for the six months ended June 30, 2019 The decrease in net interest income was primarily a result of a decline in income from loan prepayments and lower loan yields as loans are re-priced in the current low interest rate environment. The decrease in net interest income was partially offset by a decrease in interest expense driven by lower interest rates on deposits.

The net interest margin decreased by 26 basis points to 2.81% for the three months ended June 30, 2020, compared to the three months ended June 30, 2019 and the net interest margin decreased by 24 basis points to 2.89% for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The decline in the net interest margin was primarily due to excess cash held at low interest rates to maintain a higher level of liquidity during the COVID-19 pandemic.

Interest expense for the three months ended June 30, 2020 decreased by $1.8 million, or 23.7%, compared to interest expense for the three months ended June 30, 2019. Interest expense for the six months ended June 30, 2020 decreased by $2.2 million, or 14.7%, compared to interest expense for the six months ended June 30, 2019. This decrease is due to lower interest rates on deposits for the three and six months ended June 30, 2020 when compared to the same periods in 2019.

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

The following tables present the average balances and yields earned on interest earning assets and average balances and weighted average rates paid on our funding liabilities for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,
	2020			2019

(Dollars in thousands)	Average Balance	Interest	Yield / Rate (5)	Average Balance	Interest	Yield / Rate (5)
Assets:
Cash and Fed funds sold	$234,979	$86	0.15%	$92,493	$514	2.23%
Securities (1)	95,421	738	3.09	119,999	945	3.15
Loans:
Commercial real estate	1,088,390	12,808	4.66	1,052,936	13,201	4.96
Residential real estate	134,295	1,251	3.73	170,180	1,630	3.83
Construction (2)	100,282	1,101	4.34	85,933	1,147	5.28
Commercial business	288,605	3,297	4.52	252,814	3,558	5.57
Consumer	111	2	8.71	270	4	6.54
Total loans	1,611,683	18,459	4.53	1,562,133	19,540	4.95
Federal Home Loan Bank stock	7,472	92	4.93	7,474	116	6.23
Total earning assets	1,949,555	$19,375	3.93%	1,782,099	$21,115	4.69%
Other assets	129,247			85,117
Total assets	$2,078,802			$1,867,216

Liabilities and shareholders' equity:
Interest bearing liabilities:
NOW	$74,050	$31	0.17%	$64,316	$28	0.17%
Money market	464,230	862	0.75	444,848	1,847	1.67
Savings	162,283	295	0.73	174,626	743	1.71
Time	765,103	3,622	1.90	644,723	3,701	2.30
Total interest bearing deposits	1,465,666	4,810	1.32	1,328,513	6,319	1.91
Borrowed money	188,557	876	1.84	175,172	1,132	2.56
Total interest bearing liabilities	1,654,223	$5,686	1.38%	1,503,685	$7,451	1.99%
Noninterest bearing deposits	198,253			159,021
Other liabilities	53,037			25,293
Total Liabilities	1,905,513			1,687,999
Shareholders' equity	173,289			179,217

Total liabilities and shareholders' equity	$2,078,802			$1,867,216
Net interest income (3)		$13,689			$13,664
Interest rate spread			2.55%			2.70%
Net interest margin (4)			2.81%			3.07%
(1)Average balances and yields for securities are based on amortized cost.
(2)Includes commercial and residential real estate construction.
(3)The adjustment for securities and loans taxable equivalency amounted to $52 thousand and $69 thousand for the three months ended June 30, 2020 and 2019, respectively.
(4)Annualized net interest income as a percentage of earning assets.
(5)Yields are calculated using the contractual day count convention for each respective product type.

	Six Months Ended June 30,
	2020			2019

(Dollars in thousands)	Average Balance	Interest	Yield / Rate (5)	Average Balance	Interest	Yield / Rate (5)
Assets:
Cash and Fed funds sold	$154,321	$372	0.48%	$82,854	$897	2.18%
Securities (1)	96,932	1,513	3.12	118,792	1,877	3.16
Loans:
Commercial real estate	1,098,550	25,839	4.65	1,059,247	25,586	4.80
Residential real estate	139,059	2,607	3.75	173,353	3,333	3.85
Construction (2)	100,338	2,316	4.57	83,549	2,271	5.41
Commercial business	273,767	6,676	4.82	264,648	8,436	6.34
Consumer	133	6	8.51	296	10	6.48
Total loans	1,611,847	37,444	4.60	1,581,093	39,636	4.99
Federal Home Loan Bank stock	7,401	195	5.30	7,531	253	6.72
Total earning assets	1,870,501	$39,524	4.18%	1,790,270	$42,663	4.74%
Other assets	122,060			82,023
Total assets	$1,992,561			$1,872,293

Liabilities and shareholders' equity:
Interest bearing liabilities:
NOW	$70,990	$59	0.17%	$61,579	$75	0.25%
Money market	451,388	2,354	1.05	458,884	3,829	1.68
Savings	173,875	967	1.12	177,482	1,512	1.72
Time	702,853	7,139	2.04	636,156	7,003	2.22
Total interest bearing deposits	1,399,106	10,519	1.51	1,334,101	12,419	1.88
Borrowed money	180,575	1,977	2.17	175,343	2,235	2.54
Total interest bearing liabilities	1,579,681	$12,496	1.59%	1,509,444	$14,654	1.96%
Noninterest bearing deposits	188,722			161,239
Other liabilities	46,954			23,223
Total Liabilities	$1,815,357			1,693,906
Shareholders' equity	177,204			178,387

Total liabilities and shareholders' equity	$1,992,561			$1,872,293
Net interest income (3)		$27,028			$28,009
Interest rate spread			2.59%			2.78%
Net interest margin (4)			2.89%			3.13%

(1)Average balances and yields for securities are based on amortized cost.
(2)Includes commercial and residential real estate construction.
(3)The adjustment for securities and loans taxable equivalency amounted to $105 thousand and $141 thousand for the six months ended June 30, 2020 and 2019, respectively.
(4)Annualized net interest income as a percentage of earning assets.
(5)Yields are calculated using the contractual day count convention for each respective product type.

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

	Three Months Ended June 30, 2020 vs 2019 Increase (Decrease)			Six Months Ended June 30, 2020 vs 2019 Increase (Decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Cash and Fed funds sold	$333	$(761)	$(428)	$458	$(983)	$(525)
Securities	(191)	(16)	(207)	(342)	(22)	(364)
Loans:
Commercial real estate	435	(828)	(393)	933	(680)	253
Residential real estate	(335)	(44)	(379)	(645)	(81)	(726)
Construction	175	(221)	(46)	417	(372)	45
Commercial business	464	(725)	(261)	283	(2,043)	(1,760)
Consumer	(3)	1	(2)	(6)	2	(4)
Total loans	736	(1,817)	(1,081)	982	(3,174)	(2,192)
Federal Home Loan Bank stock	—	(24)	(24)	(4)	(54)	(58)
Total change in interest and dividend income	878	(2,618)	(1,740)	1,094	(4,233)	(3,139)
Interest expense:
Deposits:
NOW	4	(1)	3	10	(26)	(16)
Money market	77	(1,062)	(985)	(62)	(1,413)	(1,475)
Savings	(49)	(399)	(448)	(30)	(515)	(545)
Time	629	(708)	(79)	701	(565)	136
Total deposits	661	(2,170)	(1,509)	619	(2,519)	(1,900)
Borrowed money	81	(337)	(256)	65	(323)	(258)
Total change in interest expense	742	(2,507)	(1,765)	684	(2,842)	(2,158)
Change in net interest income	$136	$(111)	$25	$410	$(1,391)	$(981)

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

The provision for loan losses for the three months ended June 30, 2020 was $3.0 million compared to a credit for loan losses of $0.8 million for the three months ended June 30, 2019. The provision for loan losses for the six months ended June 30, 2020 was $6.2 million compared to a credit for loan losses of $0.6 million for the six months ended June 30, 2019. The increase in the provision for loan losses was due to management’s assessment of increased credit risk relating to economic disruption and uncertainty caused by the COVID-19 pandemic. For further information, see sections titled Asset Quality and Allowance for Loan Losses.

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of fees generated from loan and deposit relationships with our customers, fees generated from sales and referrals of loans, income earned on bank-owned life insurance and gains on sales of investment securities.

The following tables compare noninterest income for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	$	%
Bank owned life insurance	$241	$254	$(13)	(5.1)%
Service charges and fees	171	263	(92)	(35.0)
Gains and fees from sales of loans	—	617	(617)	(100.0)
Net gain on sale of available for sale securities	—	76	(76)	(100.0)
Other	165	126	39	31.0
Total noninterest income	$577	$1,336	$(759)	(56.8)%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	$	%
Bank owned life insurance	$484	$503	$(19)	(3.8)%
Service charges and fees	388	512	(124)	(24.2)
Gains and fees from sales of loans	—	706	(706)	(100.0)
Net gain on sale of available for sale securities	—	76	(76)	(100.0)
Other	777	847	(70)	(8.3)
Total noninterest income	$1,649	$2,644	$(995)	(37.6)%

Noninterest income decreased by $0.8 million, or 57%, to $0.6 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Noninterest income decreased by $1.0 million, or 38%, to $1.6 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

The decrease in noninterest income was primarily a result of the absence of gains and fees from the sales of loans for the three and six months ended June 30, 2020 compared to the same periods in 2019. In addition, the decrease in noninterest income was also driven by certain waived service charges and fees on depository accounts as a courtesy to customers during the COVID-19 pandemic.

Noninterest Expense

The following tables compare noninterest expense for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	$	%
Salaries and employee benefits	$5,227	$4,555	$672	14.8%
Occupancy and equipment	2,235	1,833	402	21.9
Data processing	493	551	(58)	(10.5)
Professional services	434	519	(85)	(16.4)
Director fees	287	215	72	33.5
FDIC insurance	283	76	207	272.4
Marketing	199	348	(149)	(42.8)
Amortization of intangibles	18	19	(1)	(5.3)
Other	546	639	(93)	(14.6)
Total noninterest expense	$9,722	$8,755	$967	11.0%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	$	%
Salaries and employee benefits	$10,607	$9,391	$1,216	12.9%
Occupancy and equipment	4,144	3,720	424	11.4
Professional services	1,145	1,109	36	3.2
Data processing	1,029	1,063	(34)	(3.2)
Director fees	582	404	178	44.1
Marketing	361	541	(180)	(33.3)
FDIC insurance	353	199	154	77.4
Amortization of intangibles	36	38	(2)	(5.3)
Other	1,124	1,265	(141)	(11.1)
Total noninterest expense	$19,381	$17,730	$1,651	9.3%

Noninterest expense increased by $1.0 million, or 11%, to $9.7 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Noninterest expense increased by $1.7 million or 9.3%, to $19.4 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase in noninterest expense was primarily driven by an increase in salaries and employee benefits and occupancy and equipment expense.

Salaries and employee benefits totaled $5.2 million for the three months ended June 30, 2020, an increase of $0.7 million when compared to the same period in 2019. Salaries and employee benefits totaled $10.6 million for the six months ended June 30, 2020, an increase in of $1.2 million when compared to the same period in 2019. The increase in salaries and employee benefits was primarily driven by an increase in full time equivalent employees. Full time equivalent employees totaled 152 at June 30, 2020 compared to 144 for the same period in 2019. Average full time equivalent employees totaled 154 for the six months ended June 30, 2020, compared to 141 for the same period in 2019.

Occupancy and equipment expense totaled $2.2 million for the three months ended June 30, 2020, an increase of $0.4 million when compared to the same period in 2019. Occupancy and equipment expense totaled $4.1 million for the six months ended June 30, 2020, an increase of $0.4 million when compared to the same period in 2019. The increase in occupancy and equipment expense was primarily due to additional cleaning costs associated with precautions taken to prevent the spread of COVID-19.

Income Taxes

Income tax expense for the three months ended June 30, 2020 and 2019 totaled $0.3 million and $1.4 million, respectively. The effective tax rates for the three months ended June 30, 2020 and 2019 were 18.7% and 20.5%, respectively. Income tax expense for the six months ended June 30, 2020 and 2019 totaled $0.4 million and $2.8 million, respectively. The effective tax rates for the six months ended June 30, 2020 and 2019 were 14.3% and 20.6%, respectively. The decline in the effective tax rate was primarily attributable to a discrete benefit recognized in the first quarter of 2020, and to a lesser extent, other permanent differences. The impact of these items on the effective tax rate varies with changes in pre-tax income.

Financial Condition

Summary

At June 30, 2020 total assets were $2.0 billion, a $161.5 million, or an 8.6%, increase compared to December 31, 2019. The increase in assets is primarily driven by an increase in cash and cash equivalents in order to maintain a higher level of liquidity during the COVID-19 pandemic. Gross loans totaled $1.6 billion at June 30, 2020, an increase of $10.2 million compared to December 31, 2019. Deposits totaled $1.6 billion at June 30, 2020, compared to $1.5 billion at December 31, 2019. The increase in deposits was a result of an increase in short term time deposits to expand on-balance sheet liquidity as well as an increase in noninterest bearing deposits reflecting our ongoing treasury management efforts.

Total shareholders’ equity at June 30, 2020 and December 31, 2019 was $170.4 million and $182.4 million, respectively. The decrease in shareholders' equity was primarily driven by a $12.2 million unfavorable impact to accumulated other comprehensive income, driven by fair value marks related to hedge positions involving interest rate swaps, as well as dividends paid of $2.2 million and common stock repurchases of $1.0 million. The decrease was partially offset by net income for the six months ended June 30, 2020 of $2.6 million. The marks on the interest rate swaps are driven by lower long term market interest rates in 2020 when compared to 2019. The Company's interest rate swaps are primarily used to hedge interest rate risk. The Company's current interest rate swap positions will cause a decrease to other comprehensive income in a falling interest rate environment and an increase in a rising interest rate environment. Tangible book value was $21.70 per share outstanding at June 30, 2020 compared to $23.15 per share outstanding at December 31, 2019.

Loan Portfolio

We originate commercial real estate loans, including construction loans, commercial business loans and other consumer loans. Lending activities are conducted principally in the New York metropolitan area and throughout Connecticut, with the majority in Fairfield and New Haven Counties of Connecticut. Our loan portfolio is the largest category of our earning assets.

Total loans before deferred loan fees and the allowance for loan losses were $1.61 billion at June 30, 2020 and $1.60 billion at December 31, 2019. Total gross loans increased $10.2 million as of June 30, 2020 compared to the year ended December 31, 2019.

The following table compares the composition of our loan portfolio for the dates indicated:

(In thousands)	At June 30, 2020	At December 31, 2019	Change
Real estate loans:
Residential	$128,683	$147,109	$(18,426)
Commercial	1,110,562	1,128,614	(18,052)
Construction	94,523	98,583	(4,060)
	1,333,768	1,374,306	(40,538)
Commercial business	280,811	230,028	50,783
Consumer	87	150	(63)
Total loans	$1,614,666	$1,604,484	$10,182

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

Nonperforming assets. Nonperforming assets include nonaccrual loans and property acquired through foreclosures or repossession. The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(In thousands)	At June 30, 2020	At December 31, 2019
Nonaccrual loans:
Real estate loans:
Residential	$1,622	$1,560
Commercial	5,172	5,222
Commercial business	3,783	3,806
Total nonaccrual loans	10,577	10,588
Other real estate owned	180	—
Total nonperforming assets	$10,757	$10,588

Nonperforming assets to total assets	0.53%	0.56%
Nonaccrual loans to total gross loans	0.66%	0.66%
Total past due loans to total gross loans	0.57%	0.77%

Nonperforming assets totaled $10.8 million and represented 0.53% of total assets at June 30, 2020, compared to $10.6 million and 0.56% of total assets at December 31, 2019. Nonaccrual loans totaled $10.6 million at June 30, 2020, of which $4.6 million is guaranteed by the Small Business Administration (SBA). There was $0.2 million of other real estate owned at June 30, 2020. There was no other real estate owned at December 31, 2019.
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

The following table presents the activity in our allowance for loan losses and related ratios for the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Balance at beginning of period	$16,686	$15,430	$13,509	$15,462
Charge-offs:
Residential real estate	—	(565)	—	(797)
Commercial business	—	(130)	(8)	(136)
Consumer	(23)	(13)	(25)	(13)
Total charge-offs	(23)	(708)	(33)	(946)
Recoveries:
Commercial business	—	6	1	16
Consumer	—	3	1	4
Total recoveries	—	9	2	20
Net charge-offs	(23)	(699)	(31)	(926)
Provision (credit) charged to earnings	2,999	(841)	6,184	(646)
Balance at end of period	$19,662	$13,890	$19,662	$13,890
Net charge-offs to average loans	—%	0.04%	—%	0.06%
Allowance for loan losses to total gross loans	1.22%	0.89%	1.22%	0.89%

At June 30, 2020, our allowance for loan losses was $19.7 million and represented 1.22% of total gross loans, compared to $13.5 million, or 0.84% of total gross loans, at December 31, 2019. The $6.2 million increase in the allowance for loan losses at June 30, 2020 when compared to December 31, 2019 was primarily due to incremental loan loss reserves recognized for increased credit risk relating to economic disruption and uncertainty caused by the COVID-19 pandemic.

The following table presents the allocation of the allowance for loan losses and the percentage of these loans to total loans for the dates indicated:

	At June 30, 2020		At December 31, 2019
(Dollars in thousands)	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
Residential real estate	$809	7.97%	$730	9.17%
Commercial real estate	14,409	68.78	10,551	70.34
Construction	441	5.85	324	6.14
Commercial business	4,003	17.39	1,903	14.34
Consumer	—	0.01	1	0.01
Total allowance for loan losses	$19,662	100.00%	$13,509	100.00%
The allocation of the allowance for loan losses at June 30, 2020 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the allowance for loan losses at June 30, 2020 is appropriate to cover probable losses.

Section 4013 of the CARES Act allows financial institutions to grant short term payment relief to borrowers impacted by COVID-19 and permits a financial institution to elect to suspend troubled debt restructuring accounting for relief granted under the Act. As of June 30, 2020, the Company granted COVID-19 related deferrals on 159 loans (excluding SBA loans, which are paid for 6 months by the SBA on behalf of borrowers) totaling $339.9 million. The Company has thoroughly evaluated these deferral requests and granted initial payment deferrals of no more than three months in duration, except for SBA loans which are mandated to receive an automatic six month deferral. These deferrals are not considered troubled debt restructurings based on Section 4013 of the CARES Act and interagency guidance issued in March of 2020. Also, the FASB has determined that the TDR guidance in the interagency statement is an appropriate application of ASC 310-40. As such, all of the Company’s deferrals under the CARES Act are also considered in conformity with US GAAP as to their non-TDR classification. The following table details these deferral by loan category and type as of June 30, 2020:

	At June 30, 2020
(Dollars in thousands)	Amount	Number
Residential real estate	$11,410	19
Commercial real estate	304,262	117
Construction	17,071	5
Commercial business	7,164	18
Consumer	—	—
Total	$339,907	159

Subsequent to June 30, 2020, the Company has received indication that the deferral population is expected to shrink to less than 10% of gross loans (excluding PPP loans) during the third quarter of 2020, compared to approximately 22% as of June 30, 2020.

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

Investment Securities

At June 30, 2020, the carrying value of our investment securities portfolio totaled $100.6 million and represented 4.9% of total assets, compared to $100.9 million, or 5.4% of total assets, at December 31, 2019.

The net unrealized gain position on our investment portfolio at June 30, 2020 was $7.5 million and included gross unrealized losses of $9.0 thousand. The net unrealized gain position on our investment portfolio at December 31, 2019 was $3.2 million and included gross unrealized losses of $2.0 thousand.

Deposit Activities and Other Sources of Funds

	Six Months Ended June 30, 2020			Twelve Months Ended December 31, 2019
(Dollars in thousands)	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
Noninterest bearing demand	$214,789	13.26%	—%	$191,518	12.84%	—%
NOW	87,239	5.38	0.17	70,020	4.69	0.21
Money market	482,462	29.78	1.05	419,495	28.12	1.62
Savings	162,891	10.06	1.12	183,729	12.31	1.67
Time	672,583	41.52	2.04	627,141	42.04	2.27
Total deposits	$1,619,964	100.00%	1.51%	$1,491,903	100.00%	1.87%

Total deposits were $1.6 billion at June 30, 2020, an increase of $128.1 million, from the balance at December 31, 2019. The increase in total deposits was a result of an increase in short term time deposits to expand on-balance sheet liquidity as well as an increase in noninterest bearing deposits due to our ongoing treasury management efforts.

Brokered certificates of deposits totaled $214.2 million and $179.8 million at June 30, 2020 and December 31, 2019, respectively. Brokered money market accounts totaled $71.9 million and $39.9 million at June 30, 2020 and December 31, 2019, respectively. Brokered deposits represent brokered certificates of deposit, brokered money market accounts and one way Certificate of Deposit Account Registry Service (CDARS) and Insured Cash Sweep (ICS). Brokered deposits are utilized as an additional source of funding.

At June 30, 2020 and December 31, 2019, time deposits with a denomination of $100 thousand or more, including CDARS and brokered deposits, totaled $552.7 million and $502.8 million, respectively, maturing during the periods indicated in the table below:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Maturing:
Within 3 months	$189,416	$114,636
After 3 but within 6 months	103,383	139,852
After 6 months but within 1 year	157,543	104,355
After 1 year	102,374	143,907
Total	$552,716	$502,750

We utilize advances from the Federal Home Loan Bank of Boston, or FHLB, as part of our overall funding strategy and to meet short-term liquidity needs, and to a lesser degree, manage interest rate risk arising from the difference in asset and liability maturities. Total FHLB advances were $175.0 million and $150.0 million at June 30, 2020 and December 31, 2019, respectively.

The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At June 30, 2020, the Bank had pledged $910.0 million of eligible loans as collateral to support borrowing capacity at the FHLB of Boston. As of June 30, 2020, the Bank had immediate availability to borrow an additional $397.9 million based on qualified collateral.

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

The Bank’s liquidity positions are monitored daily by management. The Asset Liability Committee ("ALCO") establishes guidelines to ensure maintenance of prudent levels of liquidity. ALCO reports to the Company’s Board of Directors.

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

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of June 30, 2020, the Company had cash and cash equivalents of $207.3 million and available-for-sale securities of $82.2 million. At June 30, 2020, outstanding commitments to originate loans totaled $10.8 million and undisbursed funds from approved lines of credit, home equity lines of credit and secured commercial lines of credit totaled $151.3 million.

Capital Resources

Shareholders’ equity totaled $170.4 million as of June 30, 2020, a decrease of $12.0 million compared to December 31, 2019, primarily a result of an $12.2 million unfavorable impact to accumulated other comprehensive income driven by fair value marks related to hedge positions involving interest rate swaps, as well as dividends paid of $2.2 million and common stock repurchases of $1.0 million. The decrease was partially offset by net income for the six months ended June 30, 2020 of $2.6 million. The marks on the interest rate swaps are driven by lower long term market interest rates in 2020 when compared to 2019. The Company's interest rate swaps are primarily used to hedge interest rate risk. The Company's current interest rate swap positions will cause a decrease to other comprehensive income in a falling interest rate environment and an increase in a rising interest rate environment. As of June 30, 2020, the tangible common equity ratio and tangible book value per share were 8.21% and $21.70, respectively.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At June 30, 2020, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At June 30, 2020, the Bank’s ratio of Common Equity Tier 1 capital to risk-weighted assets was 12.44%, total capital to risk-weighted assets was 13.63%, Tier 1 capital to risk-weighted assets was 12.44% and Tier 1 capital to average assets was 9.93%.

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

We use two sets of standard scenarios to measure net interest income at risk. For the Parallel Ramp Scenarios, rate changes are ramped over a twelve-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Parallel Shock Scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Simulation analysis involves projecting a future balance sheet structure and interest income and expense under the various rate scenarios. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than: 6% for a 100 basis point shift; 12% for a 200 basis point shift; and 18% for a 300 basis point shift. Per Company policy, the Bank should not be outside these limits for twelve consecutive months unless the Bank's forecasted capital ratios are considered to be "well capitalized". As of June 30, 2020, the Bank has met all minimum regulatory capital requirements to be considered "well capitalized", reference footnote 7 to the consolidated financial statements for more detail.

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning June 30, 2020 and December 31, 2019:

Parallel Ramp	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	June 30, 2020	December 31, 2019
-100	2.20%	3.00%
+200	(2.00)	(6.80)

Parallel Shock	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	June 30, 2020	December 31, 2019
-100	3.50%	5.00%
+100	(3.40)	(6.20)
+200	(6.70)	(12.90)
+300	(9.60)	(19.50)

The net interest income at risk simulation results indicate that, as of June 30, 2020, we remain liability sensitive. The liability sensitivity is due to the fact that there are more liabilities than assets subject to repricing as market rates change.

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

The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:

	Estimated Percent Change in Economic Value of Equity
Rate Changes (basis points)	June 30, 2020	December 31, 2019
-100	(38.40)%	(2.00)%
+100	1.00	(6.50)
+200	(3.40)	(17.20)
+300	(6.60)	(25.50)

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

Impact of Inflation

Our financial statements and related data contained in this quarterly report have been prepared in accordance with GAAP, which requires the measure of financial position and operating results in terms of historic dollars, without considering changes in the relative purchasing power of money over time due to inflation.

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

(b) Change in internal controls:

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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
In March 2020, the World Health Organization declared novel coronavirus disease 2019 ("COVID-19") as a global pandemic. The COVID-19 pandemic has negatively impacted the global and U.S. economies. Many businesses in the U.S., including those in the markets we serve, were required to close, causing a significant increase in unemployment and loss of revenue for those businesses. These developments have impacted the macroeconomic environment, leading to lower interest rates, depressed equity market valuations, heightened financial market volatility, and significant disruption in banking and other financial activities.
In response to the economic impact of COVID-19, the U.S. Government and related regulatory authorities provided fiscal and monetary stimuli. In March 2020, the U.S. Government enacted a $2 trillion stimulus bill referred to as the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The CARES Act included, among other things, direct payments to individuals and families, a loan program for small businesses, expansion of unemployment benefits and monetary support to state and local governments. There can be no assurance that these actions taken will stimulate the economy or prevent recessionary conditions.
The COVID-19 pandemic has resulted in, and is likely to continue to result in, significant economic disruption affecting our business and the clients we serve. However, we are unable to estimate the full impact of COVID-19 on our business and operations at this time. The pandemic could cause us to experience an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for credit losses, adverse asset values of the collateral securing loans and an overall material adverse effect on the quality of the loan portfolio of the Company, impairment of our goodwill, reduced demand for our products and services, or other negative impacts on our financial position, results of operations, and prospects. Even after the pandemic subsides, the U.S. economy may continue to experience a recession, and our business may be materially and adversely affected by a prolonged recession.
The length of the pandemic and the efficacy of the extraordinary measures being put in place to address it are unknown. To the extent COVID-19 continues to adversely impact the economy, it may also increase the likelihood and/or magnitude of other risk factors described in the section captioned “Risk Factors” in our 2019 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table includes information with respect to repurchases of the Company’s Common Stock during the three-month period ended June 30, 2020 under the Company’s share repurchase program.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2020 - April 30, 2020	—	$—	—	307,333
May 1, 2020 - May 31, 2020	—	—	—	307,333
June 1, 2020 - June 30, 2020	—	—	—	307,333
Total	—	$—	—	307,333

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

31.1	Certification of Christopher R. Gruseke pursuant to Rule 13a-14(a)

31.2	Certification of Penko Ivanov pursuant to Rule 13a-14(a)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Bankwell Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatting in Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankwell Financial Group, Inc.
Date: August 7, 2020	/s/ Christopher R. Gruseke
Christopher R. Gruseke
President and Chief Executive Officer

Date: August 7, 2020	/s/ Penko Ivanov
Penko Ivanov
Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)