Form 10-Q
period 2020-09-30
Bankwell Financial Group, Inc.
filed 2020-11-04
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

or

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

As of October 31, 2020, there were 7,896,503 shares of the registrant’s common stock outstanding.

Bankwell Financial Group, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
Bankwell Financial Group, Inc.
Consolidated Balance Sheets - (unaudited)
(In thousands, except share data)

	September 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$333,103	$78,051
Federal funds sold	6,380	—
Cash and cash equivalents	339,483	78,051

Investment securities
Marketable equity securities, at fair value	2,203	2,118
Available for sale investment securities, at fair value	90,563	82,439
Held to maturity investment securities, at amortized cost (fair values of $19,816 and $18,307 at September 30, 2020 and December 31, 2019, respectively)	16,138	16,308
Total investment securities	108,904	100,865

Loans receivable (net of allowance for loan losses of $20,372 at September 30, 2020 and $13,509 at December 31, 2019)	1,600,776	1,588,840
Accrued interest receivable	7,294	5,959
Federal Home Loan Bank stock, at cost	7,860	7,475
Premises and equipment, net	26,616	28,522
Bank-owned life insurance	42,409	41,683
Goodwill	2,589	2,589
Other intangible assets	160	214
Deferred income taxes, net	11,149	5,788
Other assets	45,782	22,196
Total assets	$2,193,022	$1,882,182
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$234,848	$191,518
Interest bearing deposits	1,532,680	1,300,385
Total deposits	1,767,528	1,491,903

Advances from the Federal Home Loan Bank	175,000	150,000
Subordinated debentures ($25,500 face, less unamortized debt issuance costs of $255 and $293 at September 30, 2020 and December 31, 2019, respectively)	25,245	25,207
Accrued expenses and other liabilities	50,982	32,675
Total liabilities	2,018,755	1,699,785
Commitments and contingencies
Shareholders' equity
Common stock, no par value; 10,000,000 shares authorized, 7,896,503 and 7,868,803 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	120,854	120,589
Retained earnings	71,603	69,324
Accumulated other comprehensive loss	(18,190)	(7,516)
Total shareholders' equity	174,267	182,397

Total liabilities and shareholders' equity	$2,193,022	$1,882,182

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Income – (unaudited)
(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest and dividend income
Interest and fees on loans	$18,027	$19,055	$55,471	$58,691
Interest and dividends on securities	799	903	2,402	2,892
Interest on cash and cash equivalents	96	535	468	1,432
Total interest and dividend income	18,922	20,493	58,341	63,015

Interest expense
Interest expense on deposits	4,104	6,331	14,623	18,750
Interest expense on borrowings	1,210	1,151	3,187	3,386
Total interest expense	5,314	7,482	17,810	22,136

Net interest income	13,608	13,011	40,531	40,879

Provision for loan losses	712	773	6,896	127

Net interest income after provision for loan losses	12,896	12,238	33,635	40,752

Noninterest income
Bank-owned life insurance	242	255	726	758
Service charges and fees	190	264	578	776
Gains and fees from sales of loans	27	703	27	1,409
Gain (loss) on sale of other real estate owned, net	19	(102)	19	(102)
Net gain on sale of available for sale securities	—	—	—	76
Other	136	432	913	1,279
Total noninterest income	614	1,552	2,263	4,196

Noninterest expense
Salaries and employee benefits	5,295	4,881	15,902	14,272
Occupancy and equipment	2,266	1,946	6,410	5,666
Data processing	529	505	1,558	1,568
Professional services	374	346	1,519	1,455
Director fees	301	235	883	639
FDIC insurance	176	(125)	529	74
Marketing	151	210	512	751
Amortization of intangibles	18	19	54	57
Other	619	655	1,743	1,920
Total noninterest expense	9,729	8,672	29,110	26,402
Income before income tax expense	3,781	5,118	6,788	18,546
Income tax expense	790	1,030	1,220	3,802
Net income	$2,991	$4,088	$5,568	$14,744

Earnings Per Common Share:
Basic	$0.38	$0.52	$0.71	$1.88
Diluted	$0.38	$0.52	$0.71	$1.87

Weighted Average Common Shares Outstanding:
Basic	7,721,247	7,750,490	7,728,798	7,761,441
Diluted	7,721,459	7,766,485	7,749,199	7,788,839
Dividends per common share	$0.14	$0.13	$0.42	$0.39

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Comprehensive Income (Loss) – (unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$2,991	$4,088	$5,568	$14,744
Other comprehensive income (loss):
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on available for sale securities	(97)	353	2,661	3,022
Reclassification adjustment for gain realized in net income	—	—	—	(76)
Net change in unrealized (losses) gains	(97)	353	2,661	2,946
Income tax benefit (expense)	21	(74)	(589)	(618)
Unrealized (losses) gains on securities, net of tax	(76)	279	2,072	2,328
Unrealized gains (losses) on interest rate swaps:
Unrealized gains (losses) on interest rate swaps	2,070	(5,766)	(16,400)	(15,811)
Income tax (expense) benefit	(451)	1,211	3,654	3,319
Unrealized gains (losses) on interest rate swaps, net of tax	1,619	(4,555)	(12,746)	(12,492)
Total other comprehensive income (loss), net of tax	1,543	(4,276)	(10,674)	(10,164)
Comprehensive income (loss)	$4,534	$(188)	$(5,106)	$4,580

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders' Equity – (unaudited)
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2020	7,887,503	$120,381	$69,712	$(19,733)	$170,360
Net income	—	—	2,991	—	2,991
Other comprehensive income, net of tax	—	—	—	1,543	1,543
Cash dividends declared ($0.14 per share)	—	—	(1,100)	—	(1,100)
Stock-based compensation expense	—	473	—	—	473
Issuance of restricted stock	9,000	—	—	—	—
Balance at September 30, 2020	7,896,503	$120,854	$71,603	$(18,190)	$174,267

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2019	7,841,103	$120,064	$63,801	$(6,925)	$176,940
Net income	—	—	4,088	—	4,088
Other comprehensive loss, net of tax	—	—	—	(4,276)	(4,276)
Cash dividends declared ($0.13 per share)	—	—	(1,019)	—	(1,019)
Stock-based compensation expense	—	279	—	—	279
Balance at September 30, 2019	7,841,103	$120,343	$66,870	$(11,201)	$176,012

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders' Equity – (continued)
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2019	7,868,803	$120,589	$69,324	$(7,516)	$182,397
Net income	—	—	5,568	—	5,568
Other comprehensive loss, net of tax	—	—	—	(10,674)	(10,674)
Cash dividends declared ($0.42 per share)	—	—	(3,289)	—	(3,289)
Stock-based compensation expense	—	1,286	—	—	1,286
Forfeitures of restricted stock	(1,500)	—	—	—	—
Issuance of restricted stock	86,199	—	—	—	—
Stock options exercised	1,500	16	—	—	16
Repurchase of common stock	(58,499)	(1,037)	—	—	(1,037)
Balance at September 30, 2020	7,896,503	$120,854	$71,603	$(18,190)	$174,267

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2018	7,842,271	$120,527	$54,706	$(1,037)	$174,196
Net income	—	—	14,744	—	14,744
Other comprehensive loss, net of tax	—	—	—	(10,164)	(10,164)
Cash dividends declared ($0.39 per share)	—	—	(3,061)	—	(3,061)
Stock-based compensation expense	—	774	—	—	774
ASU 2016-02 transition adjustment, net of tax	—	—	481	—	481
Forfeitures of restricted stock	(3,800)	—	—	—	—
Issuance of restricted stock	34,450	—	—	—	—
Stock options exercised	2,350	30	—	—	30
Repurchase of common stock	(34,168)	(988)	—	—	(988)
Balance at September 30, 2019	7,841,103	$120,343	$66,870	$(11,201)	$176,012

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows – (unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$5,568	$14,744
Adjustments to reconcile net income to net cash used in operating activities:
Net amortization (accretion) of premiums and discounts on investment securities	47	(375)
Provision for loan losses	6,896	127
(Credit) provision for deferred income taxes	(2,353)	330
Net gain on sales of available for sale securities	—	(76)
Change in fair value of marketable equity securities	(57)	(77)
Depreciation and amortization	2,484	2,534
Amortization of debt issuance costs	39	39
Increase in cash surrender value of bank-owned life insurance	(726)	(758)
Gains and fees from sales of loans	(27)	(1,409)
Stock-based compensation	1,286	774
Amortization of intangibles	54	57
Loss on sale of premises and equipment	—	10
(Gain) loss on sale of other real estate owned, net	(19)	102
Net change in:
Deferred loan fees	1,440	(362)
Accrued interest receivable	(1,335)	459
Other assets	(20,322)	(33,590)
Accrued expenses and other liabilities	(1,470)	14,398
Net cash used in operating activities	(8,495)	(3,073)

Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	9,920	7,337
Proceeds from principal repayments on held to maturity securities	176	168
Net proceeds from sales and calls of available for sale securities	2,200	15,455
Net proceeds from calls of held to maturity securities	—	3,900
Purchases of marketable equity securities	(28)	(34)
Purchases of available for sale securities	(17,636)	(12,270)
Net (increase) decrease in loans	(20,452)	36,807
Loan principal sold from loans not originated for sale	(214)	(21,664)
Proceeds from sales of loans not originated for sale	241	23,073
Purchases of premises and equipment, net	(409)	(473)
(Purchase) reduction of Federal Home Loan Bank stock	(385)	635
Proceeds from the sale of other real estate owned	199	1,115
Net cash (used in) provided by investing activities	(26,388)	54,049
See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows - (Continued)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from financing activities
Net change in time certificates of deposit	$89,072	$28,704
Net change in other deposits	186,553	(60,664)
Net change in FHLB advances	25,000	(10,000)
Proceeds from exercise of options	16	30
Dividends paid on common stock	(3,289)	(3,061)
Repurchase of common stock	(1,037)	(988)
Net cash provided by (used in) financing activities	296,315	(45,979)
Net increase in cash and cash equivalents	261,432	4,997
Cash and cash equivalents:
Beginning of year	78,051	78,112
End of period	$339,483	$83,109
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$18,067	$21,940
Income taxes	3,393	2,118
Noncash investing and financing activities:
Loans transferred to other real estate owned	$180	$1,217
Net change in unrealized gains or losses on available for sale securities	2,661	2,946
Net change in unrealized gains or losses on interest rate swaps	(16,400)	(15,811)
Establishment of right-of-use asset and lease liability	169	11,192
ASU 2016-02 transition adjustment, net of tax	—	481

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

The Bank is a Connecticut state chartered commercial bank, founded in 2002, whose deposits are insured under the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank provides a full range of banking services to commercial and consumer customers, primarily concentrated in the New York metropolitan area and throughout Connecticut, with the majority of the Company's loans in Fairfield and New Haven Counties, Connecticut, with branch locations in New Canaan, Stamford, Fairfield, Wilton, Westport, Darien, Norwalk, Hamden and North Haven Connecticut. The Company has committed to permanently close its North Haven branch as of December 31, 2020.

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

ASU No. 2020-04, Reference Rate Reform (Topic 848): "Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. Optional expedients include that modifications of contracts should be accounted for by prospectively adjusting the effective interest rate and modifications of leases should be accounted for as a continuation of the existing contract with no reassessments of lease classification and discount rate or remeasurements of lease payments. This ASU also provides many practical expedients for derivative accounting. In addition, an entity may elect to sell and/or transfer held to maturity securities that reference a rate affected by the reference rate reform classified as held to maturity prior to January 1, 2020. The application of this guidance did not have a material impact on the Company's financial statements.

2. Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at September 30, 2020 were as follows:

	September 30, 2020
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Due from one through five years	$9,970	$219	$—	$10,189
Due from five through ten years	8,082	973	—	9,055
Due after ten years	60,174	2,487	—	62,661
Total U.S. Government and agency obligations	78,226	3,679	—	81,905

Corporate bonds
Due from five through ten years	7,000	137	—	7,137
Due after ten years	1,500	21	—	1,521
Total corporate bonds	8,500	158	—	8,658

Total available for sale securities	$86,726	$3,837	$—	$90,563

Held to maturity securities:
State agency and municipal obligations
Due after ten years	$16,074	$3,667	$—	$19,741

Government-sponsored mortgage backed securities
No contractual maturity	64	11	—	75
Total held to maturity securities	$16,138	$3,678	$—	$19,816

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

There were no sales of investment securities during the three or nine months ended September 30, 2020. The gross realized gains on the sale of investment securities totaled $0.1 million for the nine months ended September 30, 2019. There were no sales of investment securities during the three months ended September 30, 2019. The gross realized losses on the sale of investment securities totaled $17.0 thousand for the nine months ended September 30, 2019.

At September 30, 2020 and December 31, 2019, none of the Company's securities were pledged as collateral with the Federal Home Loan Bank ("FHLB") or any other institution.

As of September 30, 2020 and December 31, 2019, the actual durations of the Company's available for sale securities were significantly shorter than the stated maturities.

As of September 30, 2020, the Company held marketable equity securities with a fair value of $2.2 million and an amortized cost of $2.1 million. At December 31, 2019, the Company held marketable equity securities with a fair value of $2.1 million and an amortized cost of $2.0 million. These securities represent an investment in mutual funds that have an objective to make investments for CRA purposes.

There were two investment securities as of December 31, 2019, in which the fair value of the security was less than the amortized cost of the security. There were no such investment securities as of September 30, 2020.

The following table provides information regarding investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2019:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)

December 31, 2019
U.S. Government and agency obligations	$99	$(1)	1.01%	$998	$(1)	0.13%	$1,097	$(2)	0.21%
Total investment securities	$99	$(1)	1.01%	$998	$(1)	0.13%	$1,097	$(2)	0.21%

3. Loans Receivable and Allowance for Loan Losses

The following table sets forth a summary of the loan portfolio at September 30, 2020 and December 31, 2019:

(In thousands)	September 30, 2020	December 31, 2019
Real estate loans:
Residential	$120,531	$147,109
Commercial	1,105,862	1,128,614
Construction	96,508	98,583
	1,322,901	1,374,306

Commercial business (1)	301,747	230,028

Consumer	78	150
Total loans	1,624,726	1,604,484

Allowance for loan losses	(20,372)	(13,509)
Deferred loan origination fees, net	(3,578)	(2,137)
Unamortized loan premiums	—	2
Loans receivable, net	$1,600,776	$1,588,840

(1) The September 30, 2020 balance includes $56.7 million of Paycheck Protection Program ("PPP") loans made under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act").

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

Allowance for loan losses

The following tables set forth the activity in the Company’s allowance for loan losses for the three and nine months ended September 30, 2020 and 2019, by portfolio segment:

The allowance for loan losses as of September 30, 2020 totaled $20.4 million, an increase of $6.9 million when compared to December 31, 2019. This increase in loan loss reserves is driven by management’s assessment of increased credit risk relating to economic disruption and uncertainty caused by the COVID-19 pandemic.

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended September 30, 2020
Beginning balance	$809	$14,409	$441	$4,003	$—	$19,662
Charge-offs	—	—	—	—	(4)	(4)
Recoveries	—	—	—	—	2	2
(Credits) provisions	(95)	491	(7)	321	2	712
Ending balance	$714	$14,900	$434	$4,324	$—	$20,372

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended September 30, 2019
Beginning balance	$923	$9,910	$259	$2,797	$1	$13,890
Charge-offs	(78)	(594)	—	(748)	(57)	(1,477)
Recoveries	—	—	—	2	24	26
(Credits) provisions	(54)	778	2	14	33	773
Ending balance	$791	$10,094	$261	$2,065	$1	$13,212

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Nine Months Ended September 30, 2020
Beginning balance	$730	$10,551	$324	$1,903	$1	$13,509
Charge-offs	—	—	—	(7)	(29)	(36)
Recoveries	—	—	—	1	2	3
(Credits) provisions	(16)	4,349	110	2,427	26	6,896
Ending balance	$714	$14,900	$434	$4,324	$—	$20,372

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Nine Months Ended September 30, 2019
Beginning balance	$857	$11,562	$140	$2,902	$1	$15,462
Charge-offs	(875)	(594)	—	(884)	(70)	(2,423)
Recoveries	—	—	—	18	28	46
Provisions (credits)	809	(874)	121	29	42	127
Ending balance	$791	$10,094	$261	$2,065	$1	$13,212

Loans evaluated for impairment and the related allowance for loan losses as of September 30, 2020 and December 31, 2019 were as follows:

	Portfolio	Allowance
	(In thousands)
September 30, 2020
Loans individually evaluated for impairment:
Residential real estate	$4,016	$—
Commercial real estate	13,565	1,493
Commercial business	4,100	30
Subtotal	21,681	1,523
Loans collectively evaluated for impairment:
Residential real estate	116,515	714
Commercial real estate	1,092,297	13,407
Construction	96,508	434
Commercial business	297,647	4,294
Consumer	78	—
Subtotal	1,603,045	18,849

Total	$1,624,726	$20,372

	Portfolio	Allowance
	(In thousands)
December 31, 2019
Loans individually evaluated for impairment:
Residential real estate	$4,020	$—
Commercial real estate	14,203	372
Commercial business	4,330	134
Subtotal	22,553	506
Loans collectively evaluated for impairment:
Residential real estate	143,089	730
Commercial real estate	1,114,411	10,179
Construction	98,583	324
Commercial business	225,698	1,769
Consumer	150	1
Subtotal	1,581,931	13,003

Total	$1,604,484	$13,509

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

The following tables present credit risk ratings by loan segment as of September 30, 2020 and December 31, 2019:

	Commercial Credit Quality Indicators
	September 30, 2020				December 31, 2019
	Commercial Real Estate	Construction	Commercial Business	Total	Commercial Real Estate	Construction	Commercial Business	Total
	(In thousands)
Pass	$1,085,654	$87,511	$294,588	$1,467,753	$1,104,164	$98,583	$208,932	$1,411,679
Special Mention	6,642	8,997	3,058	18,697	10,247	—	16,766	27,013
Substandard	13,566	—	659	14,225	14,203	—	854	15,057
Doubtful	—	—	3,442	3,442	—	—	3,476	3,476
Loss	—	—	—	—	—	—	—	—
Total loans	$1,105,862	$96,508	$301,747	$1,504,117	$1,128,614	$98,583	$230,028	$1,457,225

	Residential and Consumer Credit Quality Indicators
	September 30, 2020			December 31, 2019
	Residential Real Estate	Consumer	Total	Residential Real Estate	Consumer	Total
	(In thousands)
Pass	$116,515	$78	$116,593	$143,089	$150	$143,239
Special Mention	—	—	—	—	—	—
Substandard	3,836	—	3,836	3,832	—	3,832
Doubtful	180	—	180	188	—	188
Loss	—	—	—	—	—	—
Total loans	$120,531	$78	$120,609	$147,109	$150	$147,259

Loan portfolio aging analysis

When a loan is 15 days past due, the Company sends the borrower a late notice. The Company attempts to contact the borrower by phone if the delinquency is not corrected promptly after the notice has been sent. When the loan is 30 days past due, the Company mails the borrower a letter reminding the borrower of the delinquency, and attempts to contact the borrower personally to determine the reason for the delinquency and ensure the borrower understands the terms of the loan. If necessary, after the 90th day of delinquency, the Company may take other appropriate legal action. A summary report of all loans 30 days or more past due is provided to the Board of Directors of the Company periodically. Loans greater than 90 days past due are generally put on nonaccrual status. A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt. A loan is considered to be no longer delinquent when timely payments are made for a period of at least six months (one year for loans providing for quarterly or semi-annual payments) by the borrower in accordance with the contractual terms. Loans that are granted payment deferrals under the CARES Act are not required to be reported as past due or placed on non-accrual status if the criteria under section 4013 of the CARES Act is met.

The following tables set forth certain information with respect to the Company's loan portfolio delinquencies by portfolio segment as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$180	$912	$—	$1,092	$119,439	$120,531
Commercial real estate	109	84	2,533	2,726	1,103,136	1,105,862
Construction	—	—	—	—	96,508	96,508
Commercial business	—	234	3,444	3,678	298,069	301,747
Consumer	—	—	—	—	78	78
Total loans	$289	$1,230	$5,977	$7,496	$1,617,230	$1,624,726

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$—	$943	$281	$1,224	$145,885	$147,109
Commercial real estate	355	—	5,935	6,290	1,122,324	1,128,614
Construction	1,357	—	—	1,357	97,226	98,583
Commercial business	—	—	3,455	3,455	226,573	230,028
Consumer	—	—	—	—	150	150
Total loans	$1,712	$943	$9,671	$12,326	$1,592,158	$1,604,484

There were no loans delinquent greater than 90 days and still accruing interest as of September 30, 2020. There was one loan, totaling $3.4 million, delinquent greater than 90 days and still accruing interest as of December 31, 2019. The delinquency for that particular loan was a result of an administrative delay, as the loan had matured in 2019, as opposed to delinquent payments.

Loans on nonaccrual status

The following is a summary of nonaccrual loans by portfolio segment as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(In thousands)
Residential real estate	$1,596	$1,560
Commercial real estate	4,812	5,222
Commercial business	3,760	3,806
Total	$10,168	$10,588

Nonaccrual loans totaled $10.2 million at September 30, 2020, of which $4.5 million is guaranteed by the SBA.

Interest income on loans that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the nine months ended September 30, 2020 and 2019 was $0.6 million and $0.5 million, respectively. There was no interest income recognized on these loans for the nine months ended September 30, 2020 and $44 thousand of interest income was recognized on these loans for the nine months ended September 30, 2019.

At September 30, 2020 and December 31, 2019, there were no commitments to lend additional funds to any borrower on nonaccrual status. Nonaccrual loans with no specific reserve totaled $9.3 million and $9.6 million at September 30, 2020 and December 31, 2019, respectively.

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

The following table summarizes impaired loans by portfolio segment as of September 30, 2020 and December 31, 2019:

	Carrying Amount		Unpaid Principal Balance		Associated Allowance
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$4,016	$4,020	$4,219	$4,144	$—	$—
Commercial real estate	7,312	8,571	7,648	8,859	—	—
Commercial business	4,070	3,915	5,302	5,126	—	—
Total impaired loans without a valuation allowance	15,398	16,506	17,169	18,129	—	—

Impaired loans with a valuation allowance:
Commercial real estate	$6,253	$5,632	$6,268	$5,647	$1,493	$372
Commercial business	30	415	30	417	30	134
Total impaired loans with a valuation allowance	6,283	6,047	6,298	6,064	1,523	506
Total impaired loans	$21,681	$22,553	$23,467	$24,193	$1,523	$506

The following tables summarizes the average carrying amount of impaired loans and interest income recognized on impaired loans by portfolio segment for the three and nine months ended September 30, 2020 and 2019:

	Average Carrying Amount		Interest Income Recognized
	Three Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$4,035	$4,076	$16	$31
Commercial real estate	7,376	5,357	37	39
Commercial business	4,123	1,253	5	7
Total impaired loans without a valuation allowance	15,534	10,686	58	77
Impaired loans with a valuation allowance:
Commercial real estate	$6,259	$766	$78	$3
Commercial business	30	2,323	—	1
Total impaired loans with a valuation allowance	6,289	3,089	78	4
Total impaired loans	$21,823	$13,775	$136	$81

	Average Carrying Amount		Interest Income Recognized
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$4,083	$4,112	$70	$92
Commercial real estate	7,513	4,701	109	155
Commercial business	4,173	1,368	15	19
Total impaired loans without a valuation allowance	15,769	10,181	194	266
Impaired loans with a valuation allowance:
Commercial real estate	$6,278	$778	$204	$5
Commercial business	30	2,738	—	8
Total impaired loans with a valuation allowance	6,308	3,516	204	13
Total impaired loans	$22,077	$13,697	$398	$279

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

Loans classified as TDRs totaled $9.2 million at September 30, 2020 and $9.6 million at December 31, 2019. The following table provides information on loans that were modified as TDRs during the nine months ended September 30, 2020 and 2019. There were no loans modified as TDRs during the three months ended September 30, 2020 and September 30, 2019.

	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2020	2019	2020	2019	2020	2019
Nine Months Ended September 30,
Residential real estate	—	1	$—	$34	$—	$34
Commercial business	—	2	—	465	—	465
Total	—	3	$—	$499	$—	$499

At September 30, 2020 and December 31, 2019, there were three nonaccrual loans identified as TDRs totaling $1.5 million and three nonaccrual loans identified as TDRs totaling $1.6 million, respectively.

There were no loans modified in a troubled debt restructuring that re-defaulted during the nine months ended September 30, 2020. There were two loans modified in a troubled debt restructuring that re-defaulted during the nine months ended September 30, 2019. The total recorded investment in these loans was $1.3 million at September 30, 2019.

The following table provides information on how loans were modified as TDRs during the nine months ended September 30, 2020 and September 30, 2019. There were no loans modified as TDRs during the three months ended September 30, 2020 and September 30, 2019.

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Maturity concession	$—	$125
Rate and payment concession	—	374
Total	$—	$499

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

As of September 30, 2020, the Company has active COVID-19 related deferrals on 12 loans (excluding SBA loans, which are paid for 6 months by the SBA on behalf of borrowers) totaling $32.7 million. In addition, the Company was evaluating 10 loans, totaling $31.3 million, for a second COVID-19 deferral term. The Company has granted initial three month payment deferral periods and, in some instances, a second three month payment deferral period. This excludes SBA loans, which are mandated to receive an automatic six month deferral. These deferrals are not considered troubled debt restructurings based on Section 4013 of the CARES Act and interagency guidance issued in March of 2020. Also, the FASB has determined that the TDR guidance in the interagency statement is an appropriate application of ASC 310-40. As such, all of the Company’s deferrals under the CARES Act are also considered in conformity with US GAAP as to their non-TDR classification.

4. Shareholders' Equity

Common Stock

The Company has 10,000,000 shares authorized and 7,896,503 shares issued and outstanding at September 30, 2020 and 10,000,000 shares authorized and 7,868,803 shares issued and outstanding at December 31, 2019. The Company's stock is traded on the NASDAQ stock market under the ticker symbol BWFG.

Warrants

In connection with a 2014 acquisition and the associated merger agreement, the Company had issued warrants convertible to shares of common stock at a pre-determined price and exchange ratio. The Company does not have any warrants outstanding as of September 30, 2020.

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

Issuer Purchases of Equity Securities

On December 19, 2018, the Company's Board of Directors authorized a share repurchase program of up to 400,000 shares of the Company's Common Stock. The Company intends to accomplish the share repurchases through open market transactions, though the Company could accomplish repurchases through other means, such as privately negotiated transactions. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The share repurchase plan does not obligate the Company to acquire any particular amount of Common Stock, and it may be modified or suspended at any time at the Company's discretion. During the nine months ended September 30, 2020, the Company purchased 58,499 shares of its Common Stock at a weighted average price of $17.69 per share. During the year ended December 31, 2019, the Company purchased 34,168 shares of its Common Stock at a weighted average price of $28.87 per share.

5. Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives. The Company's derivative instruments are utilized to manage economic risks, including interest rate risk. Changes in fair value of the Company's derivatives are primarily driven by changes in interest rates and recognized in other comprehensive income. The Company's current derivative positions will cause a decrease to other comprehensive income in a falling interest rate environment and an increase in a rising interest rate environment. The Company’s total comprehensive income or loss for the three and nine months ended September 30, 2020 and September 30, 2019 is reported in the Consolidated Statements of Comprehensive Income.

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax for the three and nine months ended September 30, 2020 and September 30, 2019:

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at June 30, 2020	$3,076	$(22,809)	$(19,733)
Other comprehensive (loss) income before reclassifications, net of tax	(76)	1,619	1,543
Net other comprehensive (loss) income	(76)	1,619	1,543
Balance at September 30, 2020	$3,000	$(21,190)	$(18,190)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at June 30, 2019	$670	$(7,595)	$(6,925)
Other comprehensive income (loss) before reclassifications, net of tax	279	(4,555)	(4,276)
Net other comprehensive income (loss)	279	(4,555)	(4,276)
Balance at September 30, 2019	$949	$(12,150)	$(11,201)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2019	$928	$(8,444)	$(7,516)
Other comprehensive income (loss) before reclassifications, net of tax	2,072	(12,746)	(10,674)
Net other comprehensive income (loss)	2,072	(12,746)	(10,674)
Balance at September 30, 2020	$3,000	$(21,190)	$(18,190)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2018	$(1,379)	$342	$(1,037)
Other comprehensive income (loss) before reclassifications, net of tax	2,388	(12,492)	(10,104)
Amounts reclassified from accumulated other comprehensive income, net of tax	(60)	—	(60)
Net other comprehensive income (loss)	2,328	(12,492)	(10,164)
Balance at September 30, 2019	$949	$(12,150)	$(11,201)

The following table provides information for the items reclassified from accumulated other comprehensive income or loss:

Accumulated Other Comprehensive Income Components	Three Months Ended September 30,		Nine Months Ended September 30,		Associated Line Item in the Consolidated Statements of Income
	2020	2019	2020	2019
	(In thousands)
Available for sale securities:
Unrealized gains on investments	$—	$—	$—	$76	Net gain on sale of available for sale securities
Tax expense	—	—	—	(16)	Income tax expense
Net of tax	$—	$—	$—	$60

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

The following table is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Net income	$2,991	$4,088	$5,568	$14,744
Dividends to participating securities(1)	(19)	(12)	(52)	(35)
Undistributed earnings allocated to participating securities(1)	(32)	(35)	(34)	(135)
Net income for earnings per share calculation	$2,940	$4,041	$5,482	$14,574

Weighted average shares outstanding, basic	7,721	7,750	7,729	7,761
Effect of dilutive equity-based awards(2)	—	16	20	28
Weighted average shares outstanding, diluted	7,721	7,766	7,749	7,789
Net earnings per common share:
Basic earnings per common share	$0.38	$0.52	$0.71	$1.88
Diluted earnings per common share	$0.38	$0.52	$0.71	$1.87
Awards excluded from the calculation of diluted EPS(3):
Stock options	15	—	—	—
(1)    Represents dividends paid and undistributed earnings allocated to unvested stock-based awards that contain non-forfeitable rights to dividends.
(2)    Represents the effect of the assumed exercise of stock options and the vesting of restricted shares, as applicable, utilizing the treasury stock method.
(3)    Represents stock-based awards not included in the computation of potential common shares for purpose of calculating diluted EPS as the exercise prices were greater than the average market price of the Company's common stock, and, therefore, are considered anti-dilutive.

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

As of September 30, 2020, the Bank and Company met all capital adequacy requirements to which they are subject. There are no conditions or events since then that management believes have changed this conclusion.

The capital amounts and ratios for the Bank and the Company at September 30, 2020 and December 31, 2019 were as follows:

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
September 30, 2020
Common Equity Tier 1 Capital to Risk-Weighted Assets	$207,920	12.36%	$117,747	7.00%	$109,337	6.50%
Total Capital to Risk-Weighted Assets	228,292	13.57%	176,621	10.50%	168,211	10.00%
Tier I Capital to Risk-Weighted Assets	207,920	12.36%	142,979	8.50%	134,568	8.00%
Tier I Capital to Average Assets	207,920	9.58%	86,843	4.00%	108,553	5.00%

Bankwell Financial Group, Inc.
September 30, 2020
Common Equity Tier 1 Capital to Risk-Weighted Assets	$189,742	11.28%	$117,747	7.00%	N/A	N/A
Total Capital to Risk-Weighted Assets	230,259	13.69%	176,621	10.50%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	189,742	11.28%	142,979	8.50%	N/A	N/A
Tier I Capital to Average Assets	189,742	8.73%	86,909	4.00%	N/A	N/A

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
December 31, 2019
Common Equity Tier 1 Capital to Risk-Weighted Assets	$205,856	12.53%	$115,040	7.00%	$106,823	6.50%
Total Capital to Risk-Weighted Assets	219,365	13.35%	172,560	10.50%	164,343	10.00%
Tier I Capital to Risk-Weighted Assets	205,856	12.53%	139,691	8.50%	131,474	8.00%
Tier I Capital to Average Assets	205,856	10.99%	74,951	4.00%	93,689	5.00%

Bankwell Financial Group, Inc.
December 31, 2019
Common Equity Tier 1 Capital to Risk-Weighted Assets	$187,155	11.37%	$115,253	7.00%	N/A	N/A
Total Capital to Risk-Weighted Assets	225,871	13.72%	172,880	10.50%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	187,155	11.37%	139,950	8.50%	N/A	N/A
Tier I Capital to Average Assets	187,155	9.97%	75,067	4.00%	N/A	N/A

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

Reserve Requirements on Cash

The Bank was not required to maintain a minimum reserve balance in the Federal Reserve Bank (FRB) at September 30, 2020 as the FRB has waived this requirement due to the COVID-19 pandemic. The Bank was required to maintain a minimum reserve balance of $14.1 million in the Federal Reserve Bank at December 31, 2019. This balance is maintained for clearing purposes in the ordinary course of business and does not represent restricted cash.

8. Deposits

At September 30, 2020 and December 31, 2019, deposits consisted of the following:

	September 30, 2020	December 31, 2019
	(In thousands)
Noninterest bearing demand deposit accounts	$234,848	$191,518
Interest bearing accounts:
NOW	90,776	70,020
Money market	561,101	419,495
Savings	164,590	183,729
Time certificates of deposit	716,213	627,141
Total interest bearing accounts	1,532,680	1,300,385
Total deposits	$1,767,528	$1,491,903
Maturities of time certificates of deposit as of September 30, 2020 and December 31, 2019 are summarized below:

	September 30, 2020	December 31, 2019
	(In thousands)
2020	$175,750	$430,361
2021	335,107	167,933
2022	46,894	28,515
2023	128,269	239
2024	30,160	93
2025	33	—
Total	$716,213	$627,141
The aggregate amount of individual certificate accounts, including brokered deposits with balances of $250,000 or more, was approximately $419.3 million at September 30, 2020 and $307.1 million at December 31, 2019.
Brokered certificates of deposits totaled $296.0 million at September 30, 2020 and $179.8 million at December 31, 2019. Certificates of deposits from national listing services totaled $23.8 million at September 30, 2020 and $21.3 million at December 31, 2019. Brokered money market accounts totaled $28.7 million at September 30, 2020 and $39.9 million at December 31, 2019.

The following table summarizes interest expense by account type for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
NOW	$40	$26	$99	$101
Money market	859	1,739	3,213	5,567
Savings	237	740	1,204	2,252
Time certificates of deposits	2,968	3,826	10,107	10,830
Total interest expense on deposits	$4,104	$6,331	$14,623	$18,750

9. Stock-Based Compensation

Equity award plans

The Company has stock options or unvested restricted stock outstanding under three equity award plans, which are collectively referred to as the “Plan”. The current plan under which any future issuances of equity awards will be made is the 2012 BNC Financial Group, Inc. Stock Plan, or the “2012 Plan,” last amended on June 26, 2013. All equity awards made under the 2012 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of stock options or restricted stock. At September 30, 2020, there were 633,025 shares reserved for future issuance under the 2012 Plan.

Stock Options: The Company accounts for stock options based on the fair value at the date of grant and records an expense over the vesting period of such awards on a straight line basis.

There were no options granted during the nine months ended September 30, 2020.

A summary of the status of outstanding stock options for the nine months ended September 30, 2020 is presented below:

	Nine Months Ended September 30, 2020
	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	16,680	$16.30
Exercised	(1,500)	11.00
Options outstanding at end of period	15,180	16.82

Options exercisable at end of period	15,180	16.82

Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. The total intrinsic value of share options exercised during the nine months ended September 30, 2020 was $27 thousand.

The range of exercise prices for the 15,180 options exercisable at September 30, 2020 was $15.00 to $17.86 per share. The weighted average remaining contractual life for these options was 2.0 years at September 30, 2020. At September 30, 2020, as all awarded options have vested, all of the outstanding options are exercisable, and based on the September 30, 2020 closing market price of $14.15, the outstanding options have no intrinsic value.

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.

The following table presents the activity for restricted stock for the nine months ended September 30, 2020:

	Nine Months Ended September 30, 2020
	Number of Shares		Weighted Average Grant Date Fair Value
Unvested at beginning of period	110,975	(1)	$30.88
Granted	86,199	(2)	24.80
Vested	(25,591)		30.82
Forfeited	(1,500)		31.72
Unvested at end of period	170,083		27.80
(1)    Includes 21,750 shares of performance based restricted stock
(2)    Includes 16,000 shares of performance based restricted stock

The total fair value of restricted stock awards vested during the nine months ended September 30, 2020 was $0.6 million.

The Company's restricted stock expense for the nine months ended September 30, 2020 and September 30, 2019 was $1.3 million and $0.8 million, respectively. At September 30, 2020, there was $3.4 million of unrecognized stock compensation expense for restricted stock, expected to be recognized over a weighted average period of 1.9 years.

Performance Based Restricted Stock: The Company has 37,750 shares of performance based restricted stock outstanding as of September 30, 2020 pursuant to the Company’s 2012 Stock Plan. The awards vest over a three to four year service period, provided certain performance metrics are met. The share quantity that ultimately vests can range between 0% and 200% for the 21,750 shares granted prior to December 31, 2019, which is dependent on the degree to which the performance metrics are met. The Company records an expense over the vesting period based on (a) the probability that the performance metric will be met and (b) the fair market value of the Company’s stock at the date of the grant.

10. Derivative Instruments

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, and duration of its funding along with the use of interest rate derivative financial instruments, namely interest rate swaps. The Company does not use derivatives for speculative purposes. As of September 30, 2020, the Company was a party to nine interest rate swaps, designated as hedging instruments, to add stability to interest expense and to manage its exposure to interest rate movements. The notional amount for each swap is $25 million and in each case, the Company has entered into pay-fixed interest rate swaps to convert rolling 90 days Federal Home Loan Bank advances or brokered deposits. As of September 30, 2020, the Company entered into four interest rate swaps not designated as hedging instruments, to minimize interest rate risk exposure with loans to customers.

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

Information about derivative instruments at September 30, 2020 and December 31, 2019 is as follows:

September 30, 2020:
(Dollars in thousands)	Notional Amount	Original Maturity	Maturity Date	Received	Paid	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate swap	$25,000	5.0 years	July 1, 2021	3-month USD LIBOR	1.22%	$(190)
Interest rate swap	25,000	7.0 years	August 25, 2024	3-month USD LIBOR	2.04%	(1,742)
Interest rate swap	25,000	7.0 years	August 25, 2024	3-month USD LIBOR	2.04%	(1,747)
Interest rate swap	25,000	15.0 years	January 1, 2034	3-month USD LIBOR	3.01%	(7,026)
Interest rate swap	25,000	3.0 years	December 23, 2022	3-month USD LIBOR	1.28%	(595)
Interest rate swap	25,000	15.0 years	January 1, 2035	3-month USD LIBOR	3.03%	(7,472)
Interest rate swap	25,000	5.0 years	April 9, 2025	3-month USD LIBOR	0.55%	(279)
Interest rate swap	25,000	5.0 years	April 23, 2025	3-month USD LIBOR	0.54%	(267)
Interest rate swap	25,000	15.0 years	August 26, 2035	3-month USD LIBOR	3.05%	(7,773)
	$225,000					$(27,091)
Derivatives not designated as hedging instruments:(1)
Interest rate swap	$20,000	20.0 years	March 10, 2039	1-month USD LIBOR	5.00%	$(4,528)
Interest rate swap	20,000	20.0 years	March 10, 2039	1-month USD LIBOR	5.00%	4,528
Interest rate swap	18,500	10.0 years	March 10, 2030	1-month USD LIBOR	3.15%	(946)
Interest rate swap	18,500	10.0 years	March 10, 2030	1-month USD LIBOR	3.15%	946
	$77,000					$—

Total derivatives	$302,000					$(27,091)
(1) Represents interest rate swaps with commercial banking customers, which are offset by derivatives with a third party.

Accrued interest payable related to interest rate swaps as of September 30, 2020 totaled $0.6 million and is excluded from the fair value presented in the table above. The fair value of interest rate swaps in a net liability position, including accrued interest, totaled $27.7 million as of September 30, 2020.

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects to reclassify $3.7 million to interest expense during the next 12 months.
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

The Company's cash flow hedge positions consist of interest rate swap transactions as detailed in the table below as of September 30, 2020:

Notional Amount	Original Effective Date of Hedged Borrowing	Duration of Borrowing	Counterparty
(Dollars in thousands)
$25,000	July 1, 2016	5.0 years	Bank of Montreal
25,000	August 25, 2017	7.0 years	Bank of Montreal
25,000	August 25, 2017	7.0 years	FHN Financial Capital Markets
25,000	January 2, 2019	15.0 years	Bank of Montreal
25,000	December 27, 2019	3.0 years	Bank of Montreal
25,000	January 2, 2020	15.0 years	Bank of Montreal
25,000	April 15, 2020	5.0 years	Goldman Sachs Bank USA
25,000	April 29, 2020	5.0 years	Goldman Sachs Bank USA
25,000	August 26, 2020	15.0 years	FHN Financial Capital Markets
$225,000
This hedge strategy converts the rate of interest on short term rolling FHLB advances or brokered deposits to long term fixed interest rates, thereby protecting the Company from interest rate variability.

Changes in the consolidated statements of comprehensive income (loss) related to interest rate derivatives designated as hedges of cash flows were as follows for the three and nine months ended September 30, 2020 and September 30, 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Interest rate swap on FHLB advances and brokered deposits:
Unrealized gains (losses) recognized in accumulated other comprehensive income (loss)	$2,070	$(5,766)	$(16,400)	$(15,811)
Income tax (expense) benefit on items recognized in accumulated other comprehensive income (loss)	(451)	1,211	3,654	3,319
Other comprehensive income (loss)	$1,619	$(4,555)	$(12,746)	$(12,492)

Amount recognized in interest expense on hedged FHLB advances and brokered deposits	$1,010	$742	$2,844	$2,202
The above unrealized gains and losses are reflective of market interest rates as of the respective balance sheet dates. Generally, a lower interest rate environment will result in a negative impact to comprehensive income whereas a higher interest rate environment will result in a positive impact to comprehensive income.

The following tables summarize gross and net information about derivative instruments that are offset in the Consolidated Balance Sheets at September 30, 2020 and December 31, 2019:

	September 30, 2020
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets	$5,512	$—	$5,512	$—	$—	$5,512
(1) Includes accrued interest receivable totaling $38.4 thousand.

	September 30, 2020
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted(2)	Net Amount
Derivative Liabilities	$33,205	$—	$33,205	$—	$33,205	$—
(1) Includes accrued interest payable totaling $640.3 thousand.
(2) Actual cash collateral posted totaled $33.7 million, total cash collateral posted in the above table represents the total value to net the derivative liabilities to $0.

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

The carrying values, fair values and placement in the fair value hierarchy of the Company's financial instruments at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$333,103	$333,103	$333,103	$—	$—
Federal funds sold	6,380	6,380	6,380	—	—
Marketable equity securities	2,203	2,203	2,203	—	—
Available for sale securities	90,563	90,563	10,189	80,374	—
Held to maturity securities	16,138	19,816	—	75	19,741
Loans receivable, net	1,600,776	1,611,664	—	—	1,611,664
Accrued interest receivable	7,294	7,294	—	7,294	—
FHLB stock	7,860	7,860	—	7,860	—
Servicing asset, net of valuation allowance	647	647	—	—	647
Derivative asset	5,474	5,474	—	5,474	—

Financial Liabilities:
Noninterest bearing deposits	$234,848	$234,848	$—	$234,848	$—
NOW and money market	651,877	651,877	—	651,877	—
Savings	164,590	164,590	—	164,590	—
Time deposits	716,213	722,506	—	—	722,506
Accrued interest payable	1,885	1,885	—	1,885	—
Advances from the FHLB	175,000	174,998	—	—	174,998
Subordinated debentures	25,245	25,231	—	—	25,231
Servicing liability	29	29	—	—	29
Derivative liability	32,565	32,565	—	32,565	—

	December 31, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$78,051	$78,051	$78,051	$—	$—
Marketable equity securities	2,118	2,118	2,118	—	—
Available for sale securities	82,439	82,439	10,031	72,408	—
Held to maturity securities	16,308	18,307	—	85	18,222
Loans receivable, net	1,588,840	1,589,732	—	—	1,589,732
Accrued interest receivable	5,959	5,959	—	5,959	—
FHLB stock	7,475	7,475	—	7,475	—
Servicing asset, net of valuation allowance	978	978	—	—	978
Derivative asset	2,266	2,266	—	2,266	—

Financial Liabilities:
Noninterest bearing deposits	$191,518	$191,518	$—	$191,518	$—
NOW and money market	489,515	489,515	—	489,515	—
Savings	183,729	183,729	—	183,729	—
Time deposits	627,141	632,436	—	—	632,436
Accrued interest payable	2,142	2,142	—	2,142	—
Advances from the FHLB	150,000	150,006	—	—	150,006
Subordinated debentures	25,207	25,530	—	—	25,530
Servicing liability	63	63	—	—	63
Derivative liability	12,957	12,957	—	12,957	—
The following methods and assumptions were used by management in estimating the fair value of its financial instruments:

Cash and due from banks, federal funds sold, accrued interest receivable and accrued interest payable: The carrying amount is a reasonable estimate of fair value.

Marketable equity securities, available for sale securities and held to maturity securities: Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The majority of the available for sale securities are considered to be Level 2 as other observable inputs are utilized, such as quoted prices for similar securities. Level 1 investment securities include investments in U.S. treasury notes and in marketable equity securities for which a quoted price is readily available in the market. Level 3 held to maturity securities represent private placement municipal housing authority bonds for which no quoted market price is available. The fair value for these securities is estimated using a discounted cash flow model, using discount rates ranging from 3.1% to 3.5% as of September 30, 2020 and 3.8% to 4.1% as of December 31, 2019. These securities are CRA eligible investments.

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

Off-balance-sheet instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at September 30, 2020 and December 31, 2019.

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

Financial instruments measured at fair value on a recurring basis

The following table details the financial instruments carried at fair value on a recurring basis at September 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the nine months ended September 30, 2020 and for the year ended December 31, 2019.

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
September 30, 2020:
Marketable equity securities	$2,203	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	10,189	71,716	—
Corporate bonds	—	8,658	—
Derivative asset	—	5,474	—
Derivative liability	—	32,565	—

December 31, 2019:
Marketable equity securities	$2,118	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	10,031	72,408	—
Derivative asset	—	2,266	—
Derivative liability	—	12,957	—

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

The following table details the financial instruments measured at fair value on a nonrecurring basis at September 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
September 30, 2020:
Impaired loans	$—	$—	$20,158
Servicing asset, net	—	—	618

December 31, 2019:
Impaired loans	$—	$—	$22,047
Servicing asset, net	—	—	915

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at September 30, 2020 and December 31, 2019:

	Fair Value	Valuation Methodology	Unobservable Input	Range
	(Dollars in thousands)
September 30, 2020:
Impaired loans	$10,595	Appraisals	Discount to appraised value	8.00 - 27.00%
	9,563	Discounted cash flows	Discount rate	3.00 - 7.00%
	$20,158

Servicing asset, net	$618	Discounted cash flows	Discount rate	10.00%(1)
			Prepayment rate	3.00 - 16.00%
December 31, 2019:
Impaired loans	$12,300	Appraisals	Discount to appraised value	8.00 - 28.00%
	9,747	Discounted cash flows	Discount rate	3.60 - 7.00%
	$22,047

Servicing asset, net	$915	Discounted cash flows	Discount rate	10.00 - 11.00%(2)
			Prepayment rate	3.00 - 19.00%
(1) Servicing liabilities totaling $29 thousand were valued using a discount rate of 0.1%.
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

13. Subordinated debentures

On August 19, 2015, the Company completed a private placement of $25.5 million in aggregate principal amount of fixed rate subordinated notes (the “Notes”) to certain institutional investors. The Notes are non-callable for five years, have a stated maturity of August 15, 2025, and bear interest at a quarterly pay fixed rate of 5.75% per annum to the maturity date. The Notes became callable, in part or in whole, beginning August 2020.

The Notes have been structured to qualify for the Company as Tier 2 capital under regulatory guidelines. The net proceeds were used for general corporate purposes, which included maintaining liquidity at the holding company, providing equity capital to the Bank to fund balance sheet growth and the Company's working capital needs. In the third quarter of 2020, the Notes were assigned an investment grade of BBB- by Kroll Bond Rating Agency.

The Company recognized $0.4 million in interest expense related to its subordinated debt for each of the three month periods ended September 30, 2020 and 2019. The Company recognized $1.1 million in interest expense related to its subordinated debt for each of the nine month periods ended September 30, 2020 and 2019.

14. Subsequent Events

On October 28, 2020, the Company’s Board of Directors declared a $0.14 per share cash dividend, payable on November 23, 2020 to shareholders of record on November 13, 2020.

Subsequent to September 30, 2020, the Company has committed to permanently close its North Haven branch as of December 31, 2020. In addition, the Company rolled out a Voluntary Early Retirement Incentive Plan.

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

•Utilization of efficient and scalable infrastructure; and

•Disciplined focus on risk management.

Impact of COVID-19

The COVID-19 pandemic has resulted in, and is likely to continue to result in, significant economic disruption affecting our business and the clients we serve. A significant degree of uncertainty still exists concerning the duration and magnitude of the COVID-19 pandemic. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated.

For the nine months ended September 30, 2020, we increased the provision for loan losses and added liquidity to the balance sheet due to the impact of COVID-19, both of which adversely impacted our earnings and performance metrics.

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

Earnings and Performance Overview

For the three months ended September 30, 2020, we had net interest income of $13.6 million, an increase of $0.6 million or 4.6% when compared to the same period in 2019. The increase in net interest income was due to a decline in interest expense, driven by lower interest rates when compared to the same period in 2019.

For the nine months ended September 30, 2020, we had net interest income of $40.5 million, a decrease of $0.3 million, or 0.9%, over the nine months ended September 30, 2019. The decrease in net interest income for the nine months ended September 30, 2020 was attributable to a decline in income from loan prepayments and lower loan yields as loans are re-priced in the current low interest rate environment. The decrease in net interest income was partially offset by a decline in interest expense, driven by lower interest rates when compared to the same period in 2019.

Noninterest income decreased $0.9 million to $0.6 million for the three months ended September 30, 2020 compared to the same period in 2019. Noninterest income decreased $1.9 million to $2.3 million for the nine months ended September 30, 2020 compared to the same period in 2019. The decrease in noninterest income for the three and nine months ended September 30, 2020, when compared to the same periods in 2019, was primarily a result of the absence of gains and fees from the sales of SBA loans, and to a lesser degree, a decrease in service charges and fees.

Net income available to common shareholders was $3.0 million, or $0.38 per diluted share, and $4.1 million, or $0.52 per diluted share, for the three months ended September 30, 2020 and 2019, respectively. Net income available to common shareholders was $5.6 million, or $0.71 per diluted share, and $14.7 million, or $1.87 per diluted share, for the nine months ended September 30, 2020 and 2019, respectively. The decrease in net income for the three month period ended September 30, 2020 when compared to the same period in 2019 was driven by an increase in noninterest expense. The decrease in net income for the nine months ended September 30, 2020 when compared to the same period in 2019 was due to an increase in the provision for loan losses due to the COVID-19 pandemic and, to a lesser degree, an increase in noninterest expense. The provision for loan losses related to COVID-19 totaled $7.9 million for the nine months ended September 30, 2020.

Returns on average stockholders' equity and average assets for the three months ended September 30, 2020 were 6.87% and 0.55%, respectively, compared to 9.12% and 0.87%, respectively, for the three months ended September 30, 2019. Returns on average stockholders' equity and average assets for the nine months ended September 30, 2020 were 4.23% and 0.36%, respectively, compared to 11.06% and 1.05%, respectively, for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, returns were negatively impacted due to the increase in the provision for loan losses. The return on average assets was negatively impacted by higher average asset balances, primarily due to additional liquidity maintained on the balance sheet.

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

FTE net interest income for the three months ended September 30, 2020 and 2019 was $13.7 million and $13.1 million, respectively. FTE interest income for the three months ended September 30, 2020 decreased by $1.6 million, or 7.7%, to $19.0 million, compared to FTE interest income for the three months ended September 30, 2019. The decrease in net interest income was primarily a result of lower loan yields as loans are re-priced in the current low interest rate environment. The decrease in net interest income was partially offset by a decrease in interest expense driven by lower interest rates on deposits.

FTE net interest income for the nine months ended September 30, 2020 and 2019 was $40.7 million and $41.1 million, respectively. FTE interest income for the nine months ended September 30, 2020 decreased by $4.7 million, or 7.5%, to 58.5 million, compared to FTE interest income for the nine months ended September 30, 2019 The decrease in net interest income was primarily a result of a decline in income from loan prepayments and lower loan yields as loans are re-priced in the current low interest rate environment. The decrease in net interest income was partially offset by a decrease in interest expense driven by lower interest rates on deposits.

The net interest margin decreased by 29 basis points to 2.67% for the three months ended September 30, 2020, compared to the three months ended September 30, 2019 and the net interest margin decreased by 26 basis points to 2.81% for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The decline in the net interest margin was primarily due to excess cash held at low interest rates to maintain a higher level of liquidity during the COVID-19 pandemic.

Interest expense for the three months ended September 30, 2020 decreased by $2.2 million, or 29.0%, compared to interest expense for the three months ended September 30, 2019. Interest expense for the nine months ended September 30, 2020 decreased by $4.3 million, or 19.5%, compared to interest expense for the nine months ended September 30, 2019. This decrease is due to lower interest rates on deposits for the three and nine months ended September 30, 2020 when compared to the same periods in 2019.

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

The following tables present the average balances and yields earned on interest earning assets and average balances and weighted average rates paid on our funding liabilities for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,
	2020			2019

(Dollars in thousands)	Average Balance	Interest	Yield / Rate (5)	Average Balance	Interest	Yield / Rate (5)
Assets:
Cash and Fed funds sold	$312,078	$96	0.12%	$86,967	$535	2.44%
Securities (1)	96,448	776	3.22	109,247	845	3.09
Loans:
Commercial real estate	1,087,765	12,570	4.52	1,066,256	12,590	4.62
Residential real estate	125,069	1,097	3.51	161,312	1,559	3.87
Construction (2)	94,984	1,029	4.24	86,342	1,141	5.17
Commercial business	322,066	3,329	4.04	248,116	3,761	5.93
Consumer	121	2	7.37	229	4	6.93
Total loans	1,630,005	18,027	4.33	1,562,255	19,055	4.77
Federal Home Loan Bank stock	7,835	77	3.91	7,474	113	6.02
Total earning assets	2,046,366	$18,976	3.63%	1,765,943	$20,548	4.55%
Other assets	132,617			103,742
Total assets	$2,178,983			$1,869,685

Liabilities and shareholders' equity:
Interest bearing liabilities:
NOW	$87,890	$40	0.18%	$62,444	$26	0.17%
Money market	517,638	859	0.66	423,638	1,739	1.63
Savings	163,135	237	0.58	174,587	740	1.68
Time	757,176	2,968	1.56	644,536	3,826	2.36
Total interest bearing deposits	1,525,839	4,104	1.07	1,305,205	6,331	1.92
Borrowed money	200,237	1,210	2.36	175,185	1,151	2.57
Total interest bearing liabilities	1,726,076	$5,314	1.22%	1,480,390	$7,482	2.01%
Noninterest bearing deposits	226,473			177,922
Other liabilities	53,272			33,457
Total Liabilities	2,005,821			1,691,769
Shareholders' equity	173,162			177,916

Total liabilities and shareholders' equity	$2,178,983			$1,869,685
Net interest income (3)		$13,662			$13,066
Interest rate spread			2.41%			2.54%
Net interest margin (4)			2.67%			2.96%
(1)Average balances and yields for securities are based on amortized cost.
(2)Includes commercial and residential real estate construction.
(3)The adjustment for securities and loans taxable equivalency amounted to $54 thousand and $55 thousand for the three months ended September 30, 2020 and 2019, respectively.
(4)Annualized net interest income as a percentage of earning assets.
(5)Yields are calculated using the contractual day count convention for each respective product type.

	Nine Months Ended September 30,
	2020			2019

(Dollars in thousands)	Average Balance	Interest	Yield / Rate (5)	Average Balance	Interest	Yield / Rate (5)
Assets:
Cash and Fed funds sold	$207,058	$468	0.30%	$84,212	$1,432	2.27%
Securities (1)	96,761	2,289	3.15	115,586	2,722	3.14
Loans:
Commercial real estate	1,094,956	38,460	4.61	1,061,536	38,176	4.74
Residential real estate	134,369	3,636	3.61	169,297	4,892	3.85
Construction (2)	98,539	3,350	4.47	84,487	3,412	5.33
Commercial business	289,959	10,017	4.54	259,154	12,198	6.21
Consumer	130	8	8.15	274	13	6.60
Total loans	1,617,953	55,471	4.50	1,574,748	58,691	4.91
Federal Home Loan Bank stock	7,547	272	4.81	7,512	365	6.49
Total earning assets	1,929,319	$58,500	3.98%	1,782,058	$63,210	4.68%
Other assets	125,957			89,332
Total assets	$2,055,276			$1,871,390

Liabilities and shareholders' equity:
Interest bearing liabilities:
NOW	$76,661	$99	0.17%	$61,872	$101	0.22%
Money market	473,485	3,213	0.91	447,008	5,567	1.67
Savings	170,262	1,204	0.94	176,491	2,252	1.71
Time	721,051	10,107	1.87	638,978	10,830	2.27
Total interest bearing deposits	1,441,459	14,623	1.36	1,324,349	18,750	1.89
Borrowed money	187,177	3,187	2.24	175,290	3,386	2.55
Total interest bearing liabilities	1,628,636	$17,810	1.46%	1,499,639	$22,136	1.97%
Noninterest bearing deposits	201,384			166,864
Other liabilities	49,418			26,650
Total Liabilities	$1,879,438			1,693,153
Shareholders' equity	175,838			178,237

Total liabilities and shareholders' equity	$2,055,276			$1,871,390
Net interest income (3)		$40,690			$41,074
Interest rate spread			2.52%			2.71%
Net interest margin (4)			2.81%			3.07%

(1)Average balances and yields for securities are based on amortized cost.
(2)Includes commercial and residential real estate construction.
(3)The adjustment for securities and loans taxable equivalency amounted to $159 thousand and $195 thousand for the nine months ended September 30, 2020 and 2019, respectively.
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

	Three Months Ended September 30, 2020 vs 2019 Increase (Decrease)			Nine Months Ended September 30, 2020 vs 2019 Increase (Decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Cash and Fed funds sold	$424	$(863)	$(439)	$952	$(1,916)	$(964)
Securities	(102)	33	(69)	(445)	12	(433)
Loans:
Commercial real estate	251	(271)	(20)	1,184	(900)	284
Residential real estate	(327)	(135)	(462)	(960)	(296)	(1,256)
Construction	107	(219)	(112)	522	(584)	(62)
Commercial business	952	(1,384)	(432)	1,332	(3,513)	(2,181)
Consumer	(2)	—	(2)	(8)	3	(5)
Total loans	981	(2,009)	(1,028)	2,070	(5,290)	(3,220)
Federal Home Loan Bank stock	5	(41)	(36)	2	(95)	(93)
Total change in interest and dividend income	1,308	(2,880)	(1,572)	2,579	(7,289)	(4,710)
Interest expense:
Deposits:
NOW	12	2	14	22	(24)	(2)
Money market	323	(1,203)	(880)	313	(2,667)	(2,354)
Savings	(46)	(457)	(503)	(77)	(971)	(1,048)
Time	592	(1,450)	(858)	1,288	(2,011)	(723)
Total deposits	881	(3,108)	(2,227)	1,546	(5,673)	(4,127)
Borrowed money	156	(97)	59	220	(419)	(199)
Total change in interest expense	1,037	(3,205)	(2,168)	1,766	(6,092)	(4,326)
Change in net interest income	$271	$325	$596	$813	$(1,197)	$(384)

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

The provision for loan losses for the three months ended September 30, 2020 was $0.7 million compared to a provision for loan losses of $0.8 million for the three months ended September 30, 2019. The provision for loan losses for the nine months ended September 30, 2020 was $6.9 million compared to a provision for loan losses of $0.1 million for the nine months ended September 30, 2019. The increase in the provision for loan losses for the nine months ended September 30, 2020, was due to management’s assessment of increased credit risk relating to economic disruption and uncertainty caused by the COVID-19 pandemic. For further information, see sections titled Asset Quality and Allowance for Loan Losses.

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of fees generated from loan and deposit relationships with our customers, fees generated from sales and referrals of loans, income earned on bank-owned life insurance and gains on sales of investment securities.

The following tables compare noninterest income for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Change
(Dollars in thousands)	2020	2019	$	%
Bank-owned life insurance	$242	$255	$(13)	(5.1)%
Service charges and fees	190	264	(74)	(28.0)
Gains and fees from sales of loans	27	703	(676)	(96.2)
Gain (loss) on sale of other real estate owned, net	19	(102)	121	(118.6)
Other	136	432	(296)	(68.5)
Total noninterest income	$614	$1,552	$(938)	(60.4)%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2020	2019	$	%
Bank-owned life insurance	$726	$758	$(32)	(4.2)%
Service charges and fees	578	776	(198)	(25.5)
Gains and fees from sales of loans	27	1,409	(1,382)	(98.1)
Gain (loss) on sale of other real estate owned, net	19	(102)	121	(118.6)
Net gain on sale of available for sale securities	—	76	(76)	(100.0)
Other	913	1,279	(366)	(28.6)
Total noninterest income	$2,263	$4,196	$(1,933)	(46.1)%

Noninterest income decreased by $0.9 million, or 60%, to $0.6 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Noninterest income decreased by $1.9 million, or 46%, to $2.3 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

The decrease in noninterest income was primarily a result of the absence of gains and fees from the sales of SBA loans for the three and nine months ended September 30, 2020 compared to the same periods in 2019. To a lesser degree, the decrease in noninterest income was also driven by certain waived service charges and fees on depository accounts as a courtesy to customers during the COVID-19 pandemic. The decrease in other noninterest income was primarily a result of loan related interest rate swap fees recognized in 2019.

Noninterest Expense

The following tables compare noninterest expense for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Change
(Dollars in thousands)	2020	2019	$	%
Salaries and employee benefits	$5,295	$4,881	$414	8.5%
Occupancy and equipment	2,266	1,946	320	16.4
Data processing	529	505	24	4.8
Professional services	374	346	28	8.1
Director fees	301	235	66	28.1
FDIC insurance	176	(125)	301	(240.8)
Marketing	151	210	(59)	(28.1)
Amortization of intangibles	18	19	(1)	(5.3)
Other	619	655	(36)	(5.5)
Total noninterest expense	$9,729	$8,672	$1,057	12.2%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2020	2019	$	%
Salaries and employee benefits	$15,902	$14,272	$1,630	11.4%
Occupancy and equipment	6,410	5,666	744	13.1
Data processing	1,558	1,568	(10)	(0.6)
Professional services	1,519	1,455	64	4.4
Director fees	883	639	244	38.2
FDIC insurance	529	74	455	614.9
Marketing	512	751	(239)	(31.8)
Amortization of intangibles	54	57	(3)	(5.3)
Other	1,743	1,920	(177)	(9.2)
Total noninterest expense	$29,110	$26,402	$2,708	10.3%

Noninterest expense increased by $1.1 million, or 12.2%, to $9.7 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Noninterest expense increased by $2.7 million or 10.3%, to $29.1 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase in noninterest expense was primarily driven by an increase in salaries and employee benefits, occupancy and equipment expense and FDIC insurance expense.

Salaries and employee benefits totaled $5.3 million for the three months ended September 30, 2020, an increase of $0.4 million when compared to the same period in 2019. Salaries and employee benefits totaled $15.9 million for the nine months ended September 30, 2020, an increase of $1.6 million when compared to the same period in 2019. The increase in salaries and employee benefits was primarily driven by normal annual salary increases, additional hires in support of growth initiatives and expanded employee benefits to assist employees impacted by the COVID-19 pandemic.

Occupancy and equipment expense totaled $2.3 million for the three months ended September 30, 2020, an increase of $0.3 million when compared to the same period in 2019. Occupancy and equipment expense totaled $6.4 million for the nine months ended September 30, 2020, an increase of $0.7 million when compared to the same period in 2019. The increase in occupancy and equipment expense was primarily due to additional cleaning costs associated with precautions taken to prevent the spread of COVID-19.

FDIC insurance expense totaled $0.2 million for the three months ended September 30, 2020, an increase of $0.3 million when compared to the same period in 2019. FDIC insurance expense totaled $0.5 million for the nine months ended September 30,

2020, an increase of $0.5 million when compared to the same period in 2019. The increase in FDIC insurance expense was primarily driven by a credit received during the three months ended September 30, 2019, that was not repeated during the three months ended September 30, 2020.

Income Taxes

Income tax expense for the three months ended September 30, 2020 and 2019 totaled $0.8 million and $1.0 million, respectively. The effective tax rates for the three months ended September 30, 2020 and 2019 were 20.9% and 20.1%, respectively. Income tax expense for the nine months ended September 30, 2020 and 2019 totaled $1.2 million and $3.8 million, respectively. The effective tax rates for the nine months ended September 30, 2020 and 2019 were 18.0% and 20.5%, respectively. For the nine months ended September 30, 2020, the decline in the effective tax rate was primarily attributable to a discrete benefit recognized in the first quarter of 2020, and to a lesser extent, other permanent differences. The impact of these items on the effective tax rate varies with changes in pre-tax income.

Financial Condition

Summary

At September 30, 2020 total assets were $2.2 billion, a $310.8 million, or a 16.5%, increase compared to December 31, 2019. The increase in assets is primarily driven by an increase in cash and cash equivalents in order to maintain a higher level of liquidity during the COVID-19 pandemic. Gross loans totaled $1.6 billion at September 30, 2020, an increase of $20.2 million compared to December 31, 2019. Excluding PPP loans, gross loans decreased by $36.5 million at September 30, 2020 when compared to December 31, 2019. Deposits totaled $1.8 billion at September 30, 2020, compared to $1.5 billion at December 31, 2019. The increase in deposits was a result of successful commercial core deposit gathering efforts, as well as a temporary increase in short term time deposits to expand on-balance sheet liquidity during the COVID-19 pandemic.

Total shareholders’ equity at September 30, 2020 and December 31, 2019 was $174.3 million and $182.4 million, respectively. The decrease in shareholders' equity was primarily driven by a $10.7 million unfavorable impact to accumulated other comprehensive loss, driven by fair value marks related to hedge positions involving interest rate swaps, as well as $3.3 million in dividends paid and common stock repurchases of $1.0 million. The decrease was partially offset by net income for the nine months ended September 30, 2020 of $5.6 million. The marks on the interest rate swaps are driven by lower long term market interest rates in 2020 when compared to 2019. The Company's interest rate swaps are used to hedge interest rate risk. The Company's current interest rate swap positions will cause a decrease to other comprehensive income in a falling interest rate environment and an increase in a rising interest rate environment. Tangible book value was $22.20 per share outstanding at September 30, 2020 compared to $23.15 per share outstanding at December 31, 2019.

Loan Portfolio

We originate commercial real estate loans, including construction loans, commercial business loans and other consumer loans. Lending activities are conducted principally in the New York metropolitan area and throughout Connecticut, with the majority in Fairfield and New Haven Counties of Connecticut. Our loan portfolio is the largest category of our earning assets.

Total loans before deferred loan fees and the allowance for loan losses were $1.62 billion at September 30, 2020 and $1.60 billion at December 31, 2019. Total gross loans increased $20.2 million as of September 30, 2020 compared to the year ended December 31, 2019.

The following table compares the composition of our loan portfolio for the dates indicated:

(In thousands)	At September 30, 2020	At December 31, 2019	Change
Real estate loans:
Residential	$120,531	$147,109	$(26,578)
Commercial	1,105,862	1,128,614	(22,752)
Construction	96,508	98,583	(2,075)
	1,322,901	1,374,306	(51,405)
Commercial business	301,747	230,028	71,719
Consumer	78	150	(72)
Total loans	$1,624,726	$1,604,484	$20,242
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

Nonperforming assets. Nonperforming assets include nonaccrual loans and property acquired through foreclosures or repossession. The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(In thousands)	At September 30, 2020	At December 31, 2019
Nonaccrual loans:
Real estate loans:
Residential	$1,596	$1,560
Commercial	4,812	5,222
Commercial business	3,760	3,806
Total nonaccrual loans	10,168	10,588
Other real estate owned	—	—
Total nonperforming assets	$10,168	$10,588

Nonperforming assets to total assets	0.46%	0.56%
Nonaccrual loans to total gross loans	0.63%	0.66%
Total past due loans to total gross loans	0.46%	0.77%

Nonperforming assets totaled $10.2 million and represented 0.46% of total assets at September 30, 2020, compared to $10.6 million and 0.56% of total assets at December 31, 2019. Nonaccrual loans totaled $10.2 million at September 30, 2020, of which $4.5 million is guaranteed by the Small Business Administration (SBA). There was no other real estate owned at September 30, 2020 or December 31, 2019.
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

The following table presents the activity in our allowance for loan losses and related ratios for the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Balance at beginning of period	$19,662	$13,890	$13,509	$15,462
Charge-offs:
Residential real estate	—	(78)	—	(875)
Commercial real estate	—	(594)	—	(594)
Commercial business	—	(748)	(7)	(884)
Consumer	(4)	(57)	(29)	(70)
Total charge-offs	(4)	(1,477)	(36)	(2,423)
Recoveries:
Commercial business	—	2	1	18
Consumer	2	24	2	28
Total recoveries	2	26	3	46
Net charge-offs	(2)	(1,451)	(33)	(2,377)
Provision charged to earnings	712	773	6,896	127
Balance at end of period	$20,372	$13,212	$20,372	$13,212
Net charge-offs to average loans	—%	0.09%	—%	0.15%
Allowance for loan losses to total gross loans	1.25%	0.84%	1.25%	0.84%

At September 30, 2020, our allowance for loan losses was $20.4 million and represented 1.25% of total gross loans, compared to $13.5 million, or 0.84% of total gross loans, at December 31, 2019. The $6.9 million increase in the allowance for loan losses at September 30, 2020 when compared to December 31, 2019 was primarily due to incremental loan loss reserves recognized for increased credit risk relating to economic disruption and uncertainty caused by the COVID-19 pandemic.

The following table presents the allocation of the allowance for loan losses and the percentage of these loans to total loans for the dates indicated:

	At September 30, 2020		At December 31, 2019
(Dollars in thousands)	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
Residential real estate	$714	7.42%	$730	9.17%
Commercial real estate	14,900	68.06	10,551	70.34
Construction	434	5.94	324	6.14
Commercial business	4,324	18.57	1,903	14.34
Consumer	—	0.01	1	0.01
Total allowance for loan losses	$20,372	100.00%	$13,509	100.00%

The allocation of the allowance for loan losses at September 30, 2020 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the allowance for loan losses at September 30, 2020 is appropriate to cover probable losses.

Section 4013 of the CARES Act allows financial institutions to grant short term payment relief to borrowers impacted by COVID-19 and permits a financial institution to elect to suspend troubled debt restructuring accounting for relief granted under the Act. As of September 30, 2020, the Company has active COVID-19 related deferrals on 12 loans (excluding SBA loans, which are paid for 6 months by the SBA on behalf of borrowers) totaling $32.7 million. In addition, the Company was evaluating 10 loans, totaling $31.3 million, for a second COVID-19 deferral term. The Company has thoroughly evaluated these deferral requests, granting initial three month payment deferral periods and, in some instances, a second three month payment deferral period. This excludes SBA loans, which are mandated to receive an automatic six month deferral. These deferrals are not considered troubled debt restructurings based on Section 4013 of the CARES Act and interagency guidance issued in March of 2020. Also, the FASB has determined that the TDR guidance in the interagency statement is an appropriate application of ASC 310-40. As such, all of the Company’s deferrals under the CARES Act are also considered in conformity with US GAAP as to their non-TDR classification. The following table details these deferral by loan category and type as of September 30, 2020:

	At September 30, 2020
(Dollars in thousands)	Amount	Number
Commercial real estate	$23,207	8
Construction	8,997	2
Commercial business	481	2
Total	$32,685	12

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

Investment Securities

At September 30, 2020, the carrying value of our investment securities portfolio totaled $108.9 million and represented 5.0% of total assets, compared to $100.9 million, or 5.4% of total assets, at December 31, 2019.

The net unrealized gain position on our investment portfolio at September 30, 2020 was $7.5 million and included no gross unrealized losses. The net unrealized gain position on our investment portfolio at December 31, 2019 was $3.2 million and included gross unrealized losses of $2.0 thousand.

Deposit Activities and Other Sources of Funds

	Nine Months Ended September 30, 2020			Twelve Months Ended December 31, 2019
(Dollars in thousands)	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
Noninterest bearing demand	$234,848	13.29%	—%	$191,518	12.84%	—%
NOW	90,776	5.14	0.17	70,020	4.69	0.21
Money market	561,101	31.74	0.91	419,495	28.12	1.62
Savings	164,590	9.31	0.94	183,729	12.31	1.67
Time	716,213	40.52	1.87	627,141	42.04	2.27
Total deposits	$1,767,528	100.00%	1.36%	$1,491,903	100.00%	1.87%

Total deposits were $1.8 billion at September 30, 2020, an increase of $275.6 million, from the balance at December 31, 2019. The increase in total deposits was a result of successful commercial core deposit gathering efforts, as well as a temporary increase in short term time deposits to expand on-balance sheet liquidity during the COVID-19 pandemic.

Brokered certificates of deposits totaled $296.0 million and $179.8 million at September 30, 2020 and December 31, 2019, respectively. Brokered money market accounts totaled $28.7 million and $39.9 million at September 30, 2020 and December 31, 2019, respectively. Brokered deposits represent brokered certificates of deposit, brokered money market accounts and one way buy Certificate of Deposit Account Registry Service (CDARS), and one way buy Insured Cash Sweep (ICS). Brokered deposits are utilized as an additional source of funding.

At September 30, 2020 and December 31, 2019, time deposits with a denomination of $100 thousand or more, including CDARS and brokered deposits, totaled $601.6 million and $502.8 million, respectively, maturing during the periods indicated in the table below:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Maturing:
Within 3 months	$155,675	$114,636
After 3 but within 6 months	89,654	139,852
After 6 months but within 1 year	143,522	104,355
After 1 year	212,768	143,907
Total	$601,619	$502,750

We utilize advances from the Federal Home Loan Bank of Boston, or FHLB, as part of our overall funding strategy and to meet short-term liquidity needs, and to a lesser degree, manage interest rate risk arising from the difference in asset and liability maturities. Total FHLB advances were $175.0 million and $150.0 million at September 30, 2020 and December 31, 2019, respectively. The increase of $25.0 million, or 16.7%, reflects normal operating fluctuation in our borrowings.

The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At September 30, 2020, the Bank had pledged $858.7 million of eligible loans as collateral to support borrowing capacity at the FHLB of Boston. As of September 30, 2020, the Bank had immediate availability to borrow an additional $355.8 million based on qualified collateral.

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

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of September 30, 2020, the Company had cash and cash equivalents of $339.5 million and available-for-sale securities of $90.6 million. At September 30, 2020, outstanding commitments to originate loans totaled $23.3 million and undisbursed funds from approved lines of credit, home equity lines of credit and secured commercial lines of credit totaled $153.2 million.

Capital Resources

Shareholders’ equity totaled $174.3 million as of September 30, 2020, a decrease of $8.1 million compared to December 31, 2019, primarily a result of an $10.7 million unfavorable impact to accumulated other comprehensive loss driven by fair value marks related to hedge positions involving interest rate swaps, as well as $3.3 million in dividends paid and common stock repurchases of $1.0 million. The decrease was partially offset by net income for the nine months ended September 30, 2020 of $5.6 million. The marks on the interest rate swaps are driven by lower long term market interest rates in 2020 when compared to 2019. The Company's interest rate swaps are used to hedge interest rate risk. The Company's current interest rate swap positions will cause a decrease to other comprehensive income in a falling interest rate environment and an increase in a rising interest rate environment. As of September 30, 2020, the tangible common equity ratio and tangible book value per share were 7.83% and $22.20, respectively.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At September 30, 2020, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At September 30, 2020, the Bank’s ratio of Common Equity Tier 1 capital to risk-weighted assets was 12.36%, total capital to risk-weighted assets was 13.57%, Tier 1 capital to risk-weighted assets was 12.36% and Tier 1 capital to average assets was 9.58%.

In July 2013, the Federal Reserve published Basel III rules establishing a new comprehensive capital framework of U.S. banking organizations. Under the rules, effective January 1, 2015 for the Company and Bank, the minimum capital ratios became a) 4.5% Common Equity Tier 1 to risk-weighted assets, b) 6.0% Tier 1 capital to risk weighted assets and c) 8.0% total capital to risk-weighted assets. In addition, the new regulations imposed certain limitations on dividends, share buy-backs, discretionary payments on Tier 1 instruments and discretionary bonuses to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity to risk weighted assets, in addition to the amounts necessary to meet the minimum risk-based capital requirements described above. As of January 1, 2019, the “capital conservation buffer” increased from 1.875% to 2.5%. As of September 30, 2020, the capital conservation buffer was 5.6% and 5.3% at the Bank and the Company, respectively.

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

We use two sets of standard scenarios to measure net interest income at risk. For the Parallel Ramp Scenarios, rate changes are ramped over a twelve-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Parallel Shock Scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Simulation analysis involves projecting a future balance sheet structure and interest income and expense under the various rate scenarios. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than: 6% for a 100 basis point shift; 12% for a 200 basis point shift; and 18% for a 300 basis point shift. Per Company policy, the Bank should not be outside these limits for twelve consecutive months unless the Bank's forecasted capital ratios are considered to be "well capitalized". As of September 30, 2020, the Bank has met all minimum regulatory capital requirements to be considered "well capitalized", reference footnote 7 to the consolidated financial statements for more detail.

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning September 30, 2020 and December 31, 2019:

Parallel Ramp	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	September 30, 2020	December 31, 2019
-100	0.30%	3.00%
+200	(1.50)	(6.80)

Parallel Shock	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	September 30, 2020	December 31, 2019
-100	—%	5.00%
+100	(1.00)	(6.20)
+200	(1.70)	(12.90)
+300	(2.00)	(19.50)

The net interest income at risk simulation results indicate that, as of September 30, 2020, we remain liability sensitive. The liability sensitivity is due to the fact that there are more liabilities than assets subject to repricing as market rates change.

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

The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:

	Estimated Percent Change in Economic Value of Equity
Rate Changes (basis points)	September 30, 2020	December 31, 2019
-100	(41.90)%	(2.00)%
+100	7.40	(6.50)
+200	10.30	(17.20)
+300	13.40	(25.50)

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

(b) Change in internal controls:

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

The COVID-19 pandemic has resulted in, and is likely to continue to result in, significant economic disruption affecting our business and the clients we serve. However, we are unable to estimate the full impact of COVID-19 on our business and operations at this time, including the ability of our employees and our third-party vendors to work effectively during the course of the pandemic. The pandemic could cause us to experience an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for credit losses, adverse asset values of the collateral securing loans and an overall material adverse effect on the quality of the loan portfolio of the Company, impairment of our goodwill, reduced demand for our products and services, or other negative impacts on our financial position, results of operations, and prospects. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table includes information with respect to repurchases of the Company’s Common Stock during the three-month period ended September 30, 2020 under the Company’s share repurchase program.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2020 - July 31, 2020	—	$—	—	307,333
August 1, 2020 - August 31, 2020	—	—	—	307,333
September 1, 2020 - September 30, 2020	—	—	—	307,333
Total	—	$—	—	307,333

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

31.1	Certification of Christopher R. Gruseke pursuant to Rule 13a-14(a)

31.2	Certification of Penko Ivanov pursuant to Rule 13a-14(a)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Bankwell Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatting in Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankwell Financial Group, Inc.
Date: November 4, 2020	/s/ Christopher R. Gruseke
Christopher R. Gruseke
President and Chief Executive Officer

Date: November 4, 2020	/s/ Penko Ivanov
Penko Ivanov
Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)