Form 10-K
period 2020-12-31
Bankwell Financial Group, Inc.
filed 2021-03-10
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2020 based on the closing price of the common stock as reported on the NASDAQ Global Market: $104,257,842.

As of February 28, 2021, there were 7,974,381 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders, expected to be filed pursuant to Regulation 14A within 120 days after the end of the 2020 fiscal year, are incorporated by reference into Part III of this report on form 10-K.

Bankwell Financial Group, Inc.
Form 10-K

BANKWELL FINANCIAL GROUP, INC.
FORM 10-K

PART 1

Item 1.    Business

Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These statements are often, but not always, made with the words or phrases such as “may,” “should,” “believe,” “likely result in,” “expect,” “would,” “intend,” “could,” “predict,” “potential,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “plan,” “projection,” and “outlook” or the negative version of those words or other similar words of a forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these forward-looking statements. Important factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, but are not limited to, those disclosed under “Risk Factors” in Part I Item 1A as well as the following factors:
•The length, severity, magnitude, and duration of the COVID-19 pandemic and the direct and indirect impact of such pandemic, including its impact on the Company’s financial condition and business operations;
•Local, regional and national business or economic conditions may differ from those expected;
•Credit risk and resulting losses in our loan portfolio;
•Our allowance for loan losses may not be adequate to absorb loan losses;
•Changes in real estate values could also increase our credit risk;
•Changes in our key management personnel;
•Inability to successfully execute our management team’s strategic initiatives;
•Our ability to successfully execute our growth initiatives such as branch openings and acquisitions;
•Volatility and direction of market interest rates;
•Increased competition within our market area which may limit our growth and profitability;
•Economic, market, operational, liquidity, credit and interest rate risks associated with our business;
•The effects of and changes in trade, monetary and fiscal policies and laws, including the Federal Reserve Board’s interest rate policies;
•Changes in accounting policies and practices, as may be adopted by regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;
•Changes in law and regulatory requirements (including those concerning taxes, banking, securities and insurance); and
•Further governmental intervention in the U.S. financial system.

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

General
Bankwell Financial Group, Inc. (the "Parent Corporation") is a bank holding company, headquartered in New Canaan, Connecticut and offers a broad range of financial services through its banking subsidiary, Bankwell Bank (the "Bank" and, collectively with the Parent Corporation and the Parent Corporation's subsidiaries, "we", "our", "us", or the "Company"), a Connecticut state chartered non-member bank founded in 2002. Our primary market is the New York metropolitan area, including Fairfield and New Haven Counties, Connecticut, which we serve from our main banking office located in New Canaan, Connecticut and ten other branch offices located throughout the Fairfield and New Haven Counties area. As of December 31, 2020, on a consolidated basis, we had total assets of approximately $2.3 billion, net loans of approximately $1.6 billion, total deposits of approximately $1.8 billion, and shareholders’ equity of approximately $176.6 million.
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
With the efforts of our strong management team, we continued our growth and maintained a strong track record of performance. From December 31, 2016 through December 31, 2020, our total assets grew from $1.6 billion to approximately $2.3 billion; our gross loans outstanding grew from $1.4 billion to $1.6 billion and our deposits grew from $1.3 billion to approximately $1.8 billion. We believe this growth was driven by our ability to provide superior service to our customers and our financial stability.
Business Strategy
We are focused on being the “Hometown” bank and banking provider of choice in our highly attractive market areas through:
•Responsive, Customer-Centric Products and Services and a Community Focus.   We offer a broad array of products and services which we customize to allow us to focus on building long-term relationships with our customers through high-quality, responsive and personal customer service. By focusing on the entire customer relationship, we build the trust of our customers, which leads to long-term relationships and generates our organic growth. In addition, we are committed to meeting the needs of the communities that we serve. Our employees are involved in many civic and community organizations, which we support through sponsorships. As a result, customers and potential customers within our market know about us and frequently interact with our employees which allows us to develop long-term customer relationships without extensive advertising.
•Strategic Acquisitions.   To complement our organic growth, we focus on strategic acquisitions in or around our existing markets that further our objectives. We believe there are banking institutions that continue to face credit challenges, capital constraints and liquidity issues and that lack the scale and management expertise to manage the increasing regulatory burden and will likely need to partner with an institution like ours. As we evaluate potential acquisitions, we will continue to seek acquisitions that provide meaningful financial benefits, long-term organic growth opportunities and expense reductions, without compromising our risk profile.
•Utilization of Efficient and Scalable Infrastructure.   We employ a systematic and calculated approach to increasing our profitability and improving our efficiencies. We continually upgrade our operating infrastructure, particularly in the areas of technology, data processing, compliance and personnel. We believe that our scalable infrastructure provides us with an efficient operating platform from which to grow in the near term, while continuing to deliver our high-quality, responsive customer service, which will enhance our ability to grow and increase our returns.
•Disciplined Focus on Risk Management.   Effective risk management is a key component of our strong corporate culture. We use our strong risk management process to monitor our existing loan and investment securities portfolios, support operational decision-making and improve our ability to generate earning assets with strong credit quality. To maintain our strong credit quality, we use a comprehensive underwriting process and we seek to maintain a diversified loan portfolio and a conservative investment securities portfolio. Board-approved policies contain approval authorities, as appropriate, and are reviewed at least annually. We have a Risk Management Steering Committee comprised of executive officers and other members of management. This committee reviews risks associated with new initiatives and programs as well as assesses risks and mitigants throughout areas of the Bank on an ongoing basis. Internal review procedures are performed regarding anti-money laundering and consumer compliance requirements.
Our Competitive Strengths
We believe that we are especially well-positioned to create value for our shareholders as a result of the following competitive strengths:
•Our Market.   Our current market is defined as the New York metropolitan area, including Fairfield and New Haven Counties, Connecticut. This market area includes numerous affluent suburban communities of professionals who work and commute into New York City, approximately 50 miles from our headquarters, and many small to mid-sized businesses which support these communities. Fairfield County is the wealthiest county in Connecticut based on median household income according to estimates from the United States Census Bureau. We believe that this market has economic and competitive dynamics that are favorable to executing our growth strategy.
•Experienced and Respected Management Team with a Proven and Successful Track Record.   Our executive management team is comprised of seasoned professionals with significant banking experience, a history of high performance at financial institutions and success in identifying, acquiring and integrating financial institutions. Our executive management team includes Christopher R. Gruseke, President and Chief Executive Officer (since 2015), Christine A. Chivily, Executive Vice President, Chief Risk and Credit Officer (since 2013), Penko Ivanov, Executive Vice President, Chief Financial Officer (since 2016), Laura Waitz, Executive Vice President, Chief of Staff (since 2017), and Matthew McNeill, Executive Vice President, Chief Banking Officer (since 2020).
•Dedicated Board of Directors with Strong Community Involvement.   Our Board of Directors is comprised of a group of local business leaders who understand the need for strong community banks that focus on serving the financial needs of their customers. The interests of our executive management team and directors are aligned with those of our shareholders through common stock ownership. By capitalizing on the close community ties and business relationships of our executive management team and directors, we are positioned to take advantage of the market opportunity present in our primary market.
•Strong Capital Position.   At December 31, 2020, we had a 7.73% tangible common equity ratio, and the Bank had a 8.44% tier 1 leverage ratio, an 11.06% tier 1 risk-based ratio, and a 12.28% total capital to risk-weighted assets ratio. We believe that our ability to attract and generate capital has facilitated our growth and is an integral component to the execution of our business plan.
•Scalable Operating Platform.   We provide banking technology, including remote deposit capture, Internet banking and mobile banking, to offer our customers maximum flexibility and to create a scalable platform to accommodate our future growth aspirations. We believe that our advanced technology combined with responsive and personal service provides our customers with a superior banking experience.
Human Capital Resources
We are committed to investing in our employees. Our significant accomplishments are a direct result of the collaboration, determination, initiative, and integrity of our team of dedicated professionals. Our employees embrace our values to exceed expectations.
Our performance management program recognizes and rewards superior performance based on objective and consistent measurements.
Employees
At December 31, 2020, we had a total of 125 full-time equivalent employees. None of our employees are subject to a collective bargaining agreement.
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
Total loans before deferred loan fees and the allowance for loan losses were $1.6 billion at December 31, 2020. The following table summarizes the composition of our loan portfolio for the dates indicated.

	At December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Real estate loans:
Residential	$113,557	$147,109	$178,079	$193,524	$195,729
Commercial	1,148,383	1,128,614	1,094,066	987,242	845,322
Construction	87,007	98,583	73,191	101,636	107,441
	1,348,947	1,374,306	1,345,336	1,282,402	1,148,492
Commercial business	276,601	230,028	258,978	259,995	215,914
Consumer	79	150	412	619	1,533
Total loans	$1,625,627	$1,604,484	$1,604,726	$1,543,016	$1,365,939

	At December 31,
	Percent of Loan Portfolio
	2020	2019	2018	2017	2016

Real estate loans:
Residential	6.99%	9.17%	11.10%	12.54%	14.33%
Commercial	70.64	70.34	68.18	63.98	61.89
Construction	5.35	6.14	4.56	6.59	7.86
	82.98	85.65	83.84	83.11	84.08
Commercial business	17.02	14.34	16.14	16.85	15.81
Consumer	—	0.01	0.02	0.04	0.11
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

Residential real estate loans. In the fourth quarter of 2017, management made the strategic decision to no longer originate residential mortgage loans. As of the beginning of the third quarter of 2019, the Company no longer offered home equity loans or lines of credit. Prior to these decisions we offered first lien one-to-four family mortgage loans, as well as home equity lines of credit, in each case primarily on owner-occupied primary residences. We also originated for sale one-to-four family mortgage loans, which are classified as loans held for sale until sold to investors. Although our consumer real estate loan portfolio presents lower levels of risk than our commercial, commercial real estate and construction loan portfolios, we are exposed to risk based on fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrower’s financial condition, which could be affected by numerous factors, including divorce, job loss, illness or other personal hardship.
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
Commercial Business loans. We offer a wide range of commercial loans, including business term loans, equipment financing and lines of credit. Our target commercial loan market is small to medium-sized businesses, including retail and professional establishments. The terms of these loans vary by purpose and by type of underlying collateral. The commercial loans primarily are underwritten on the basis of the borrower’s ability to service the loan from cash flow. We make loans secured by accounts receivable or inventory, principal typically is repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is fully or partially amortized during the loan term with any balloon amount due at maturity. The quality of the commercial borrower’s management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower’s creditworthiness. From time-to-time, we also make equipment loans with conservative margins, generally for a term of ten years or less, supported by the useful life of the equipment, at fixed or variable rates, with the loan fully amortizing over the term. Loans to support working capital typically have terms not exceeding two years and usually are secured by accounts receivable, inventory and/or personal guarantees of the principals of the business and at times by the commercial real estate of the borrower. This segment also includes Paycheck Protection Program ("PPP") loans made under the Coronavirus Aid, Relief and Economic Security Act ("CARES") Act to small businesses impacted by COVID-19, to cover payroll and other operating expenses. Loans extended under the PPP are fully guaranteed by the U.S. Small Business Administration ("SBA"). Risks associated with our commercial loan portfolio include those related to the strength of the borrower’s business, which may be affected not only by local, regional and national market conditions, but also changes in the borrower’s management and other factors beyond the borrower’s control; those related to fluctuations in value of any collateral securing the loan; and those related to terms of the commercial loan, which may include balloon payments that must be refinanced or paid off at the end of the term of the loan. Our commercial loan portfolio presents a higher risk than our consumer real estate and consumer loan portfolios.
Consumer loans. As of December 31, 2020, our consumer loans represented less than 1% of our total loan portfolio. While consumer loans may not remain below 1% of our portfolio, we do not expect our consumer loans to become a material component of our loan portfolio at any time in the near future. Although we do not engage in any material amount of consumer lending, our consumer loans, which are underwritten primarily based on the borrower’s financial condition and, in many cases, are unsecured credits, subject us to risk based on changes in the borrower’s financial condition, which could be affected by numerous factors, including those discussed above.
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
Credit concentrations.   In connection with the management of our credit portfolio, we actively manage the composition of our loan portfolio, including credit concentrations. We monitor borrower and loan product concentrations on at least a quarterly basis. Loan product concentrations are reviewed annually in conjunction with the portfolio’s credit quality and the business plan for the coming year. All concentrations are monitored by our Chief Risk and Credit Officer and our Directors' Loan Committee. We have also established an informal, internal lending limit to one relationship of up to 40% of unimpaired capital and allowance for loan losses, if secured by commercial real estate. A relationship in this instance is defined as loans made to different entities but with a shared borrower principal(s). For individual loans, limits are set so as not to exceed the statutory maximum of 15% of unimpaired capital and allowance for loan losses. Our top 20 borrowing relationships range in exposure from $16.4 million to $92.0 million and are monitored on an on-going basis.
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
For 2020, it was our policy to review amortizing commercial loans in excess of $1 million on an annual basis, or more frequently through the receipt of interim and annual financial statements and borrowing base certificates depending on loan structure and covenants. Our policies require rapid notification of delinquency and prompt initiation of collection actions. Relationship managers, portfolio managers, credit administration personnel and senior management proactively support collection activities in order to maximize accountability and efficiency.
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
Deposits
Deposits are our primary source of funds to support our income-earning assets. We offer traditional depository products, including checking, savings, money market and certificates of deposit with a variety of rates. Deposits at the Bank are insured by the FDIC up to statutory limits. We have built a network of deposit-taking branch offices and attracted significant transaction account business through our relationship-based approach.
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
Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Act has significantly changed the current bank regulatory structure and continues to affect the lending and investment activities and general operations of depository institutions and their holding companies. The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”), which was enacted in May 2018, repealed or modified several provisions of the Dodd-Frank Act. Certain key provisions of the Economic Growth Act and its implementing regulations are discussed below.
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
In addition, many aspects of the regulatory changes made by the Dodd Frank Act continue to generate debate in political circles as well as within the regulatory agencies that oversee the banking systems and financial markets. While the exact scope, nature and timing of any legislative and/or regulatory changes cannot necessarily be predicted, it is likely that changes will continue to occur. And it is possible that the changes could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.
Economic Growth Act
The Economic Growth Act provides community banks with relief from certain regulatory requirements, including some imposed by the Dodd-Frank Act.
Among other things, Section 201 of the Economic Growth Act required the federal banking agencies to develop regulations establishing a “community bank leverage ratio” for banks and holding companies with less than $10 billion in consolidated assets and a qualifying risk profile. The final rule, which became effective on January 1, 2020, provides certain qualifying institutions with an optional, simpler method to measure capital adequacy. Under the rule, banks and bank holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9 percent, will be eligible to opt into the community bank leverage ratio ("CBLR") framework. Qualifying organizations that elect to use the CBLR framework, and that maintain a leverage ratio greater than 9 percent, will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the banking agencies' capital rules. Qualifying organizations will also be deemed to have met the "well capitalized" ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act.
The Economic Growth Act provides insured depository institutions and their affiliates with less than $10 billion in total consolidated assets and limited trading activities with an exemption from the Dodd-Frank Act’s “Volcker Rule” (which generally restricts certain banking entities such as the Company and the Bank from engaging in proprietary trading activities and entering into certain relationships with hedge funds and private-equity funds). The FDIC, along with several other banking agencies, adopted final rules to implement the exemption contemplated by the Economic Growth Act.
The Economic Growth Act increased the consolidated assets limit for bank holding companies covered by the Federal Reserve Board’s “Small Bank Holding Company Policy Statement” (the Policy) from $1 billion to $3 billion. In addition to the consolidated assets limit, a covered bank holding company may not be engaged in significant non-banking and off-balance sheet activities and may not have a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC. The Federal Reserve Board retains the authority to exclude any bank holding company from the Policy if such action is warranted for supervisory purposes. The Policy allows covered bank holding companies to operate with higher levels of debt than would normally be permitted. Under the Policy, a covered bank holding company is prohibited from paying dividends if its debt-to-equity ratio exceeds 1:1. In addition, the Federal Reserve Board expects that bank holding companies will retire all debt within 25 years of being incurred and reduce their debt to equity ratio to 30:1 or less within 12 years of incurring the debt. The Policy also directs that each depository institution subsidiary of a covered bank holding company remain well-capitalized. On August 28, 2018, the Federal Reserve Board issued an interim final rule regarding revisions to the Policy prompted by the Economic Growth Act.
The Economic Growth Act increased the consolidated assets threshold from $1 billion to $3 billion for insured depository institutions that qualify for an 18-month on-site exam cycle. Consistent with this statutory amendment, in August of 2018, the federal banking agencies issued an interim final rule to increase, from $1 billion to $3 billion, the total asset threshold under which an agency may apply an 18-month examination cycle for qualified institutions that have an "outstanding" or "good" composite rating.
The Economic Growth Act required the federal banking agencies to promulgate regulations permitting insured depository institutions that have less than $5 billion in total consolidated assets (and satisfy other conditions) to use short-form reports of condition (i.e. call reports) for the first and third quarters of each year. On June 17, 2019, the federal banking agencies issued final rules to implement those streamlined reporting requirements.
The CARES Act and Initiatives Related to COVID-19
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020 to provide national emergency economic relief measures. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as Bankwell Bank, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal banking agencies, including those with direct supervisory jurisdiction over Bankwell Bank. Furthermore, as the ongoing COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. It is possible that Congress will enact supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. The Company continues to assess the impact of the CARES Act and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic.
Paycheck Protection Program ("PPP"). Section 1102 of the CARES Act created the PPP, a program administered by the U.S. Small Business Administration (“SBA”) to provide loans to small businesses for payroll and other basic expenses during the COVID-19 pandemic. Bankwell Bank has participated in the PPP as a lender. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, loan payments will also be deferred for an initial period of time, the precise length of which depends upon when the borrower submits a forgiveness application to the SBA. Payment of a PPP loan would only be required if the SBA denies forgiveness in whole or in part or if the borrower fails to file a forgiveness application within the required timeframe. The PPP commenced on April 3, 2020 and was available to qualified borrowers through August 8, 2020. No collateral or personal guarantees were required. On December 27, 2020, the President signed into law omnibus federal spending and economic stimulus legislation titled the “Consolidated Appropriations Act” (the “CAA”) that included the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “HHSB Act”). Among other things, the HHSB Act renewed the PPP, allocating $284.45 billion in PPP loan funding for new first-time borrowers and for existing PPP borrowers who qualify for a so-called “second draw” loan. The SBA and U.S. Department of Treasury have issued numerous regulations, procedures and guidelines to help implement the PPP, and they are likely to continue to do so as the program evolves and matures into the forgiveness and repayment phase. Lending under the program is currently scheduled to end on March 31, 2021. However, participating lenders, including Bankwell Bank, will continue to be active in helping borrowers to process forgiveness applications and in servicing loans that are not forgiven in whole or in part. As a participating lender in the PPP, Bankwell Bank continues to monitor legislative, regulatory, and supervisory developments related thereto, including the most recent changes implemented by the HHSB Act.
Guidance on Non-TDR Loan Modifications due to COVID-19. On March 22, 2020, a statement was issued by our banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the “Interagency Statement”) that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act terminates. Section 541 of the CAA extends this relief to the earlier of January 1, 2022 or 60 days after the national emergency termination date. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations.
Main Street Lending Program. The CARES Act encouraged the Federal Reserve, in coordination with the Secretary of the Treasury, to establish or implement various programs to help midsize businesses, nonprofits, and municipalities. On April 9,

2020, the Federal Reserve proposed the creation of the Main Street Lending Program to implement certain of these recommendations. The Federal Reserve ceased purchasing loans under the program as of January 8, 2021.
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
Dividends.   The Bank may pay cash dividends out of its net profits. For purposes of this restriction, “net profits” represents the remainder of all earnings from current operations. Further, the total amount of all dividends declared by a bank in any year may not exceed the sum of a bank’s net profits for the year in question combined with its retained net profits from the preceding two years. Federal law also prevents an institution from paying dividends or making other capital distributions that, if by doing so, would cause it to become “undercapitalized”. Beginning January 1, 2016, the Basel III Capital Rules limit the amount of dividends the Bank can pay if its capital ratios are below the threshold levels of the capital conservation buffer established by the rules. The full capital conservation buffer of 2.5% (as a percentage of risk-weighted assets) became effective as of January 1, 2019. The capital conservation buffer is in addition to the minimum risk-based capital requirement. The FDIC may further limit a bank’s ability to pay dividends. Moreover, the federal agencies have issued policy statements that provide that insured banks should generally only pay dividends out of current operating earnings.
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
Under federal law, the Bank may not pay any dividend to us if the Bank is undercapitalized or the payment of the dividend would cause it to become undercapitalized. The Basel III Capital Rules limit the amount of dividends the Bank can pay to us if its capital ratios are below the full capital conservation buffer of 2.5% (as a percentage of risk-weighted assets). The capital conservation buffer is in addition to the minimum risk-based capital requirement. The FDIC may further restrict the payment of dividends by requiring the Bank to maintain a higher level of capital than would otherwise be required for it to be adequately capitalized for regulatory purposes. Moreover, if, in the opinion of the FDIC, the Bank is engaged in an unsafe or unsound practice (which could include the payment of dividends), the FDIC may require, generally after notice and hearing, it to cease such practice. The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe banking practice. The FDIC has also issued policy statements providing that insured depository institutions generally should pay dividends only out of current operating earnings.
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
As discussed above, the Economic Growth Act provided simplified capital measurement rules for qualified community banks and holding companies with less than $10 billion in total consolidated assets and with limited trading activities. The federal banking agencies have issued final regulations to implement this optional, simplified framework for institutions that satisfy certain qualifying criteria, including a "community bank leverage ratio" of greater than 9 percent.
Liquidity. We are required to maintain a sufficient amount of liquid assets to ensure our safe and sound operation.
The final Basel III framework also requires banks and bank holding companies to measure their liquidity against specific liquidity tests. Although similar in some respects to liquidity measures historically applied by banks and banking agencies for management and supervisory purposes, the Basel III framework requires specific liquidity tests by rule.
Transactions with Affiliates.   Under federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act, or FRA, and the Federal Reserve Board’s Regulation W. In a holding company context, at a minimum, the parent holding company of a bank and any companies which are controlled by such parent holding company are considered an affiliate of the bank. Generally, Section 23A limits the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to 10% of such bank’s capital stock and surplus, and places an aggregate limit on all such transactions with all affiliates at 20% of capital stock and surplus. The term “covered transaction” includes, among other things, the making of loans or other extensions of credit to an affiliate and the purchase of assets from an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to an affiliate, or the issuance of a guarantees, acceptance, or letter of credit on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the bank or its subsidiary as similar transactions with non-affiliates. The Dodd-Frank Act has expanded the definition of covered transactions and increased the timing and other aspects of the collateral requirements associated with covered transactions, including an expansion of the covered transactions to include credit exposures related to derivatives, repurchase agreements and securities lending arrangements and an increase in the amount of time for which collateral requirements regarding covered transactions must be satisfied.
Loans to Insiders.   Further, the FRA places restrictions on extensions of credit that can be made by a depository institution to its directors, executive officers, and principal shareholders (or insiders) and to the insiders of its affiliates. Many of those restrictions also apply to the "related interests" of those insiders. For example, a bank is generally not permitted to extend credit to any insider of the bank, or insider of an affiliate, if the extension, when aggregated with all other outstanding extensions of credit to those insiders and their related interests, exceeds the bank's total unimpaired capital and unimpaired surplus. Extensions of credit to those insiders, and their related interests, that exceed certain specified amounts must receive the prior approval of the board of directors. Further, extensions of credit to insiders and their related interests must be made on terms substantially the same as offered in comparable transactions to other non-insiders, subject to an exception of extensions of credit made under a benefit or compensation program that is widely available to the depository institution’s employees that does not give preference to the insider over the employees. The FRA places additional limitations on extensions of credit to executive officers. In addition to enhancing restrictions on insider transactions, the Dodd-Frank Act increased the types of transactions with insiders subject to restrictions, including certain asset sales with insiders.
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
Insurance of Deposit Accounts.   Deposit accounts at the Bank are insured by the Deposit Insurance Fund, generally up to a maximum of $250,000 per separately insured depositor. The FDIC assesses insured depository institutions to maintain the Deposit Insurance Fund. No institution may pay a dividend if in default of its deposit insurance assessment.
Under the FDIC’s risk-based assessment system, insured depository institutions are assigned to a risk category based on supervisory evaluations, regulatory capital levels and other factors. A depository institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by the FDIC, with less risky institutions paying lower assessments.
On February 7, 2011, as required by the Dodd-Frank Act, the FDIC published a final rule to revise the deposit insurance assessment system. The rule, which took effect April 1, 2011, changed the assessment base used for calculating deposit insurance assessments from deposits to average consolidated total assets less average tangible equity capital. Since the new base is larger than the previous base, the FDIC also lowered assessment rates so that the rule would not significantly alter the total amount of revenue collected from the industry. Subject to certain adjustments, the range of assessment rates is now between 1.5 to 30 basis points of the assessment base.
The Dodd-Frank Act increased the minimum Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. Currently, the fund ratio stands at a point where it exceeds that minimum threshold. There is no maximum cap on the fund ratio and the FDIC has been given the discretion to establish, on an annual basis, a long-range target ratio for the fund, to better ensure that the fund is not significantly stressed by future economic downturns. For both 2020 and 2021, the FDIC has exercised that discretion by establishing a 2% fund reserve ratio as a long-range minimum target for setting assessment rates. Effective June 26, 2020, the FDIC adopted a rule to mitigate the effects on deposit insurance assessments resulting from a bank’s participation in the PPP and certain other relief programs administered by the Federal Reserve Board.
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
Deposit Operations.   In addition to the regulations above, the Bank’s deposit operations are subject to other federal laws applicable to depository accounts, such as the:
•Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts;
•Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•Electronic Fund Transfer Act and Regulation E issued by the Consumer Financial Protection Bureau to implement that act, which govern electronic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and
•Rules and regulations of the various federal banking agencies charged with the responsibility of implementing these federal laws.
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
Community Reinvestment Act (CRA).   Under the CRA, as implemented by FDIC regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the FDIC, in connection with its examination of a bank, to assess the bank’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such bank, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of a bank’s CRA performance utilizing a four-tiered descriptive rating system. In particular, the system focuses on three tests:
•A lending test, to evaluate the bank’s record of making loans in its assessment areas;
•An investment test, to evaluate the bank’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and
•A service test, to evaluate the bank’s delivery of services through its branches, ATMs, and other offices.
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
At the federal level, these laws include, among others, the following:
•Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers (Connecticut chartered banks are generally exempt from the Federal Truth-in-Lending Act, but are otherwise subject to a substantially similar state Truth-in-Lending Act administered and enforced by the Connecticut Department of Banking);

•Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, color, religion or other prohibited factors in extending credit;
•Fair Credit Reporting Act of 1978, governing the use of consumer credit reports and the provision of information to credit reporting agencies;
•Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies;
•Real Estate Settlement Procedures Act, governing closing costs and settlement procedures and disclosures to consumers related thereto;
•Service members Civil Relief Act of 2004, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and
•Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.
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
Incentive Compensation Guidance.   The federal banking agencies have released comprehensive guidance on incentive compensation policies focused on ensuring that financial institutions’ incentive compensation policies do not undermine the safety and soundness of those institutions by encouraging excessive risk taking. The incentive compensation guidance sets expectations for financial institutions concerning their incentive compensation arrangements and related risk management, control and governance processes. All employees that have the ability to materially affect the risk profile of a financial institution, either individually or as part of a group, are covered by the guidance. The guidance is based upon three core concepts: (1) balanced risk-taking incentives; (2) effective controls and risk management compatibility; and (3) strong corporate governance. Deficiencies in compensation practices that are identified may be incorporated into the institution’s supervisory ratings, which can affect the organization’s ability to take certain actions, including the ability to make acquisitions or take other actions. Enforcement actions by the institution’s primary federal banking agency may be initiated if the institution’s incentive compensation programs pose a risk to the safety and soundness of the organization. In addition, the Basel III Capital Rules limit discretionary bonus payments to the Bank’s executive officers if its capital ratios are below the threshold levels of the capital conservation buffer of 2.5% (as a percentage of risk-weighted assets) established by the rules. The capital conservation buffer is in addition to the minimum risk-based capital requirement.
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
Net Operating Loss Carryovers:   For the years ended 2018 and prior a corporation may carry back generated net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. For net operating losses arising in tax years after 2018, a corporation may not carryback the net operating loss but may carryforward such losses indefinitely, however the net operating loss deduction in a given year is limited to 80% of taxable income. At December 31, 2020, we had $2.1 million of net operating loss carryforwards for federal income tax purposes. The carryovers were transferred to the Company upon the merger with The Wilton Bank.
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
State Taxation
We are subject to the Connecticut corporation business tax. The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (7.5% for the fiscal years ending December 31, 2020 and 2019) to arrive at Connecticut income tax. We are also subject to state income tax in other states as a result of loan originations made in other states.
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
A good number of our loans have been made to a small number of borrowers, resulting in a high concentration of large loans to certain borrowers. We have established an informal, internal lending limit to one relationship of up to 40% of unimpaired capital and allowance for loan losses, if secured by commercial real estate. A relationship in this instance is defined as loans made to different entities but with a shared borrower principal(s). For individual loans, limits are set so as not to exceed the statutory maximum of 15% of unimpaired capital and allowance for loan losses. However, we may, under certain circumstances, consider going above our internal limit in situations where we are confident that (1) the loan to value ratio, other characteristics or the structure of the loan is such that it is a lower risk than standard, (2) we will be able to sell to another institution some portion of the relationship debt as either a whole loan or participation, (3) there is sufficient diversification in the ownership structure of the proposed borrowing entity that the involvement of one party to whom we have extended other debt will not significantly negatively impact the proposed loan’s performance in a downturn or (4) the proposed loan is secured by particularly strong collateral, for example, a commercial real estate loan secured by real estate that has strong tenants with long-term leases, thereby reducing the reliance on the principals of the borrowing entity. As of December 31, 2020, our five largest relationships ranged in exposure from approximately $39.8 million to $92.0 million. In addition to other typical risks related to any loan, such as deterioration of the collateral securing the loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay a loan obligation(s) for any reason, our nonperforming loans and our allowance for loan losses could increase significantly, which could adversely and materially affect our business, financial condition and results of operations.
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
As of December 31, 2020, the majority of our loan portfolio was composed of commercial real estate loans. The sale of real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A decline in real estate values could impair the value of our collateral and our ability to sell the collateral upon any foreclosure, which would likely require us to increase our provision for loan losses. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. If we are required to re-value the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability could be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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
We conduct a majority of our operations in the New York metropolitan area, including Fairfield and New Haven Counties, Connecticut. A majority of the real estate loans in our loan portfolio are secured by properties located in the New York metropolitan area, including Fairfield and New Haven Counties. In addition, as of December 31, 2020, the majority of the loans in our loan portfolio (measured by dollar amount) were made to borrowers who live or conduct business in the New York metropolitan area. We compete against a number of financial institutions who maintain significant operations located outside of the New York metropolitan area and outside the State of Connecticut. Accordingly, any regional or local economic downturn, or natural or man-made disaster, that affects Connecticut or the New York metropolitan area or existing or prospective property or borrowers in Connecticut or the New York metropolitan area may affect us and our profitability more significantly and more adversely than our more geographically diversified competitors, which could cause a material adverse effect on our business, financial condition, results of operations and prospects.
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
Our ability to compete successfully will depend on a number of factors, including, among other things:
•Our ability to build and maintain long-term customer relationships while ensuring high ethical standards and safe and sound banking practices;
•The scope, relevance and pricing of products and services that we offer;
•Customer satisfaction with our products and personalized services;
•Industry and general economic trends; and
•Our ability to keep pace with technological advances and to invest in new technology.
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
Declines in home prices and/or weak general economic conditions may result in increases in delinquencies and losses in the loan portfolios and other assets of financial institutions that we may acquire in amounts that exceed our initial forecasts developed during the due diligence investigation prior to acquiring those institutions. In addition, asset values may be impaired, in the future due to factors we cannot predict, including significant deterioration in economic conditions and further declines in collateral values and credit quality indicators. Any of these events could adversely affect the financial condition, liquidity, capital position and value of any institutions that we acquire and of the Bank as a whole.
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
We may from time to time consider acquisition opportunities that we believe complement our activities and have the ability to enhance our profitability. Acquisition activities could be material to our business and involve a number of risks, including the following:
•Incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business;
•Using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;
•Intense competition from other banking organizations and other inquirers for acquisitions;
•Potential exposure to unknown or contingent liabilities of banks and businesses we acquire;
•The time and expense required to integrate the operations and personnel of the combined businesses;
•Experiencing higher operating expenses relative to operating income from the new operations;
•Creating an adverse short-term effect on our results of operations;
•Losing key employees and customers as a result of an acquisition that is poorly received;
•Significant problems relating to the conversion of the financial and customer data of the entity;
•Inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the acquisition; or
•Risks of impairment to goodwill or other than temporary impairment.
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
LIBOR is used extensively in the United States as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks. There is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. Other rates or benchmarks may perform differently than LIBOR. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding if LIBOR ceases to exist.
We have derivative contracts and limited loan exposure tied to LIBOR. Although we are not yet able to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.
The Coronavirus (COVID-19) pandemic is adversely affecting us and our customers, and these adverse impacts on our business, financial position, results of operations, and prospects could be significant.
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
The COVID-19 pandemic has resulted in, and is likely to continue to result in, significant economic disruption affecting our business and the clients we serve. However, we are unable to estimate the full impact of COVID-19 on our business and operations at this time, including the ability of our employees and our third-party vendors to work effectively during the course of the pandemic. The pandemic could cause us to experience an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for credit losses, adverse asset values of the collateral securing loans and an overall material adverse effect on the quality of the loan portfolio of the Company, impairment of our goodwill, reduced demand for our products and services, or other negative impacts on our financial position, results of operations, and prospects. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and what further actions may be taken by governmental authorities in response to the pandemic.
The length of the pandemic and the efficacy of the extraordinary measures being put in place to address it are unknown. To the extent COVID-19 continues to adversely impact the economy, it may also increase the likelihood and/or magnitude of other risk factors described herein.
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
We are subject to further reporting requirements under the rules of the FDIC for the year ended December 31, 2020 as the Bank’s total assets exceed $1.0 billion, including a requirement for management to prepare a report that contains an assessment by management of the Bank’s effectiveness of internal control structure and procedures for financial reporting as of the end of such fiscal year. In addition, we are required to obtain an independent public accountant’s attestation report concerning our internal control structure over financial reporting. The rules for management to assess the Bank’s internal controls over financial reporting are complex, and require significant documentation, testing and possible remediation. The effort to comply with regulatory requirements relating to internal controls cause us to incur increased expenses and a diversion of management’s time and other internal resources. If the Bank cannot favorably assess the effectiveness of its internal controls over financial reporting, or if its independent registered public accounting firm is unable to provide an unqualified attestation report on the Bank’s internal controls, the price of our common stock as well as investor confidence could be adversely affected and we may be subject to additional regulatory scrutiny.
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
General Risk Factors
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
We may incur impairment to goodwill.
We test our goodwill for impairment at least annually. Significant negative industry or economic trends, reduced estimates of future cash flows or disruptions to our business, could indicate that goodwill might be impaired. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. Projections of future operating results and cash flows may vary significantly from actual results. Additionally, if our analysis results in impairment to our goodwill, we would be required to record a non-

cash charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such charge could have a material adverse effect on our results of operations.

Item 1B.    Unresolved Staff Comments
Not applicable.

Item 2.    Properties
The Bank’s main office is located at 208 Elm Street in New Canaan, Connecticut. The property is leased by us until the end of 2021. In July 2012, we initially leased additional space adjacent to 208 Elm Street at 220 Elm Street primarily for our executive management offices. The property located at 220 Elm Street was purchased by the Bank in December of 2016. Recently, the Bank entered into a 10-year lease for its future headquarters building located at 258 Elm Street in New Canaan, Connecticut. The Bank plans to relocate many of its non-branch employees to 258 Elm Street and, as a result, the Bank will sub-lease or sell some of its facilities that previously housed these employees.
We also lease office space for each of our branch offices in New Canaan, Stamford, Norwalk, Fairfield, Darien, and Westport, Connecticut. The leases for our facilities have terms expiring at dates ranging from 2021 to 2030, although certain of the leases contain options to extend beyond these dates. We own the Wilton and Hamden branch offices. We believe that our current facilities are adequate for our current level of operations. Each lease is at market rate based on similar properties in the applicable market area. Management continually evaluates its branch and other office locations for opportunities to maximize cost savings while meeting our growth needs and the needs of our customers.
Our branch office locations are as follows:

Branch	Address	Owned or Leased
Elm Street	208 Elm Street New Canaan, CT 06840	Lease (expires 2021)
Cherry Street	156 Cherry Street New Canaan, CT 06840	Lease (expires 2021)
Bedford	612 Bedford Street Stamford, CT 06901	Lease (expired 2020 - currently month-to-month)
High Ridge	1095 High Ridge Road Stamford, CT 06905	Lease (expires 2028)
Black Rock	2220 Black Rock Turnpike Fairfield, CT 06825	Lease (expires 2024)
Sasco Hill	One Sasco Hill Road Fairfield, CT 06824	Lease (expires 2024)
Wilton	47 Old Ridgefield Road Wilton, CT 06897	Own
Norwalk	370 Westport Avenue Norwalk, CT 06851	Lease (expires 2030)
Hamden	2704 Dixwell Avenue Hamden, CT 06518	Own
Westport	100 Post Road East Westport, CT 06880	Lease (expires 2028)
Darien	1065 Post Road Darien, CT 06820	Lease (expires 2028)

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
There were approximately 266 shareholders of record of BWFG Common Stock as of December 31, 2020. This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms or other nominees.
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
Issuer Purchases of Equity Securities
The following table includes information with respect to repurchases of the Company’s Common Stock during the three‑month period ended December 31, 2020 under the Company’s share repurchase program.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2020 - October 31, 2020	—	$—	—	307,333
November 1, 2020 - November 30, 2020	—	—	—	307,333
December 1, 2020 - December 31, 2020	—	—	—	307,333
Total	—	$—	—	307,333

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

Item 6.    Selected Financial Data
The following table sets forth selected consolidated financial data as of the dates and for the periods presented. The selected consolidated balance sheet data as of December 31, 2020 and 2019 and the selected consolidated statement of income data for the years ended December 31, 2020, 2019 and 2018 have been derived mainly from our audited consolidated financial statements and related notes that we have included elsewhere in this Annual Report. The selected consolidated balance sheet data as of December 31, 2018, 2017 and 2016 and the selected consolidated statement of income data for the years ended December 31, 2017 and 2016 has been derived mainly from audited consolidated financial statements that are not presented in this Annual Report.
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
Performance ratios for the year ended December 31, 2020 were negatively impacted by incremental COVID-19 pandemic related loan loss reserves and a $3.9 million one-time charge related to office consolidation, vendor contract termination and employee severance costs recognized in the fourth quarter of 2020.

Selected Financial Data

	At or For the Years Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands, except per share data)
Statements of Income:
Interest income	$77,487	$82,948	$80,064	$71,201	$60,990
Interest expense	22,652	29,187	23,738	16,837	11,898
Net interest income	54,835	53,761	56,326	54,364	49,092
Provision for loan losses	7,605	437	3,440	1,341	3,914
Net interest income after provision for loan losses	47,230	53,324	52,886	53,023	45,178
Noninterest income	2,884	5,244	3,900	4,629	2,676
Noninterest expense	42,813	35,626	35,633	32,523	29,544
Income before income tax	7,301	22,942	21,153	25,129	18,310
Income tax expense	1,397	4,726	3,720	11,299	5,960
Net income	5,904	18,216	17,433	13,830	12,350
Per Share Data:
Basic earnings per share	$0.75	$2.32	$2.23	$1.80	$1.64
Diluted earnings per share	$0.75	$2.31	$2.21	$1.78	$1.62
Book value per share (end of period)(a)	22.77	23.51	22.43	20.98	19.39
Tangible book value per share (end of period)(a)(b)	22.43	23.15	22.06	20.59	18.98
Dividend payout ratio(f)	74.67%	22.51%	21.72%	15.73%	13.58%
Shares outstanding (end of period)(a)	7,755,909	7,757,828	7,764,647	7,676,238	7,524,069
Weighted average shares outstanding–basic	7,728,328	7,757,355	7,722,175	7,572,409	7,396,019
Weighted average shares outstanding–diluted	7,748,453	7,784,631	7,775,480	7,670,413	7,491,052
Performance Ratios:
Return on average assets(c)	0.28%	0.97%	0.94%	0.80%	0.85%
Return on average common shareholders’ equity	3.35%	10.20%	10.19%	8.93%	8.94%
Average shareholders’ equity to average assets	8.36%	9.53%	9.24%	8.97%	9.47%
Net interest margin	2.77%	3.03%	3.18%	3.30%	3.54%
Efficiency ratio(b)	73.9%	60.2%	59.2%	54.9%	56.5%
Asset Quality Ratios:
Total past due loans to total loans(d)	0.93%	0.77%	0.78%	1.67%	0.47%
Nonperforming loans to total loans(d)	2.06%	0.66%	0.88%	0.36%	0.22%
Nonperforming assets to total assets(e)	1.48%	0.56%	0.75%	0.31%	0.20%
Allowance for loan losses to nonperforming loans	62.87%	127.59%	109.80%	344.90%	612.26%
Allowance for loan losses to total loans(d)	1.29%	0.84%	0.96%	1.23%	1.32%
Net charge-offs (recoveries) to average loans(d)	0.01%	0.15%	0.44%	0.03%	0.01%
Statements of Financial Condition:
Total assets	$2,253,747	$1,882,182	$1,873,665	$1,796,607	$1,628,919
Gross portfolio loans(d)	1,625,627	1,604,484	1,604,726	1,543,016	1,365,939
Investment securities	106,890	100,865	116,584	113,767	104,610
Deposits	1,827,316	1,491,903	1,502,244	1,398,405	1,289,037
FHLB borrowings	175,000	150,000	160,000	199,000	160,000
Subordinated debt	25,258	25,207	25,155	25,103	25,051
Total equity	176,602	182,397	174,196	161,027	145,895
Capital Ratios:
Tier 1 capital to average assets
Bankwell Bank	8.44%	10.99%	10.14%	9.61%	10.10%
Tier 1 capital to risk-weighted assets
Bankwell Bank	11.06%	12.53%	11.56%	10.99%	11.59%
Total capital to risk-weighted assets
Bankwell Bank	12.28%	13.35%	12.50%	12.19%	12.85%
Total shareholders’ equity to total assets	7.84%	9.69%	9.30%	8.96%	8.96%
Tangible common equity ratio(b)	7.73%	9.56%	9.16%	8.81%	8.78%

(a)Excludes preferred stock and unvested restricted stock awards.
(b)This measure is not a measure recognized under GAAP and is therefore considered to be a non-GAAP financial measure. See “Non-GAAP Financial Measures” for a description of this measure and a reconciliation of this measure to its most directly comparable GAAP measure.
(c)Calculated based on net income before preferred stock dividend.
(d)Calculated using the principal amounts outstanding on loans.
(e)Nonperforming assets consist of nonperforming loans and other real estate owned.
(f)The dividend payout ratio is the dividends per share divided by diluted earnings per share.
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

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands, except per share data)
Efficiency Ratio
Noninterest expense	$42,813	$35,626	$35,633	$32,523	$29,544
Less: other real estate owned expenses	6	37	—	70	157
Less: Amortization of intangibles	138	75	92	118	151
Adjusted noninterest expense (numerator)	$42,669	$35,514	$35,541	$32,335	$29,236
Net interest income	$54,835	$53,761	$56,326	$54,364	$49,092
Noninterest income	2,884	5,244	3,900	4,629	2,676
Adjustments for: gains/(losses) on sales of securities	—	76	222	165	(115)
Adjustments for: gains (losses) on sale of other real estate owned	19	(102)	—	(78)	128
Adjusted operating revenue (denominator)	$57,700	$59,031	$60,004	$58,906	$51,755
Efficiency ratio	73.9%	60.2%	59.2%	54.9%	56.5%
Tangible Common Equity and Tangible Common Equity/Tangible Assets
Total shareholders’ equity	$176,602	$182,397	$174,196	$161,027	$145,895
Less: preferred stock	—	—	—	—	—
Common shareholders’ equity	176,602	182,397	174,196	161,027	145,895
Less: Intangible assets	2,665	2,803	2,879	2,971	3,090
Tangible Common shareholders’ equity	$173,937	$179,594	$171,317	$158,056	$142,805
Total assets	$2,253,747	$1,882,182	$1,873,665	$1,796,607	$1,628,919
Less: Intangible assets	2,665	2,803	2,879	2,971	3,090
Tangible assets	$2,251,082	$1,879,379	$1,870,786	$1,793,636	$1,625,829
Tangible common shareholders’ equity to tangible assets	7.73%	9.56%	9.16%	8.81%	8.78%
Tangible Book Value per Share
Total shareholders’ equity	$176,602	$182,397	$174,196	$161,027	$145,895
Less: preferred stock	—	—	—	—	—
Common shareholders’ equity	176,602	182,397	174,196	161,027	145,895
Less: Intangible assets	2,665	2,803	2,879	2,971	3,090
Tangible common shareholders’ equity	$173,937	$179,594	$171,317	$158,056	$142,805
Common shares issued	7,919,278	7,868,803	7,842,271	7,751,424	7,620,663
Less: shares of unvested restricted stock	163,369	110,975	77,624	75,186	96,594
Common shares outstanding	7,755,909	7,757,828	7,764,647	7,676,238	7,524,069
Book value per share	$22.77	$23.51	$22.43	$20.98	$19.39
Less: effects of intangible assets	0.34	0.36	0.37	0.39	0.41
Tangible Book Value per Common Share	$22.43	$23.15	$22.06	$20.59	$18.98
Total Revenue
Net interest income	$54,835	$53,761	$56,326	$54,364	$49,092
Add: noninterest income	2,884	5,244	3,900	4,629	2,676
Total Revenue	$57,719	$59,005	$60,226	$58,993	$51,768
Noninterest income as a percentage of total revenue	5.00%	8.89%	6.48%	7.85%	5.17%
Return on Average Common Shareholders’ Equity
Net Income Attributable to Common Shareholders	$5,904	$18,216	$17,433	$13,830	$12,350
Total average shareholders’ equity	$176,489	$178,510	$171,024	$154,929	$138,131
Less: average preferred stock	—	—	—	—	—
Average Common Shareholders’ Equity	176,489	178,510	171,024	154,929	138,131
Return on Average Common Shareholders’ Equity	3.35%	10.20%	10.19%	8.93%	8.94%

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
General
Bankwell Financial Group, Inc. (the "Parent Corporation") is a bank holding company headquartered in New Canaan, Connecticut. The Parent Corporation offers a broad range of financial services through its banking subsidiary, Bankwell Bank (the "Bank" and, collectively with the Parent Corporation and the Parent Corporation's subsidiaries, "we", "our", "us", or the "Company").
The Bank is a Connecticut state chartered commercial bank, founded in 2002, whose deposits are insured under the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank provides a full range of banking services to commercial and consumer customers, primarily concentrated in the New York metropolitan area and throughout Connecticut, with the majority of the Company's loans in Fairfield and New Haven Counties, Connecticut, with branch locations in New Canaan, Stamford, Fairfield, Wilton, Westport, Darien, Norwalk, and Hamden, Connecticut.
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
Impact of COVID-19
The COVID-19 pandemic has resulted in, and is likely to continue to result in, significant economic disruption affecting our business and the clients we serve. A significant degree of uncertainty still exists concerning the duration and magnitude of the COVID-19 pandemic. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated.
For the year ended December 31, 2020, we increased the provision for loan losses and added liquidity to the balance sheet due to the impact of COVID-19, both of which adversely impacted our earnings and performance metrics.
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

Key Financial Measures

	Key Financial Measures(a)
	At or For the Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands, except per share data)
Selected balance sheet measures:
Total assets	$2,253,747	$1,882,182	$1,873,665
Gross portfolio loans	1,625,627	1,604,484	1,604,726
Deposits	1,827,316	1,491,903	1,502,244
FHLB borrowings	175,000	150,000	160,000
Subordinated debt	25,258	25,207	25,155
Total equity	176,602	182,397	174,196
Selected statement of income measures:
Total revenue(c)	57,719	59,005	60,226
Net interest income before provision for loan losses	54,835	53,761	56,326
Income before income tax expense	7,301	22,942	21,153
Net income	5,904	18,216	17,433
Basic earnings per share	$0.75	$2.32	$2.23
Diluted earnings per share	$0.75	$2.31	$2.21

	Key Financial Measures(a)
	At or For the Years Ended December 31,
	2020	2019	2018

Other financial measures and ratios:
Return on average assets	0.28%	0.97%	0.94%
Return on average common shareholders’ equity(c)	3.35%	10.20%	10.19%
Net interest margin	2.77%	3.03%	3.18%
Efficiency ratio(c)	73.9%	60.2%	59.2%
Tangible book value per share (end of period)(c)(d)	$22.43	$23.15	$22.06
Net charge-offs to average loans(b)	0.01%	0.15%	0.44%
Nonperforming assets to total assets(e)	1.48%	0.56%	0.75%
Allowance for loan losses to nonperforming loans	62.87%	127.59%	109.80%
Allowance for loan losses to total loans(b)	1.29%	0.84%	0.96%
(a)We derived the selected balance sheet measures as of December 31, 2020 and 2019 and the selected statement of income measures for the years ended December 31, 2020, 2019 and 2018 from our audited consolidated financial statements included elsewhere in this annual report. Average balances have been computed using daily averages. Our historical results may not be indicative of our results for any future period.
(b)Calculated using the principal amounts outstanding on loans.
(c)This measure is not a measure recognized under GAAP and is therefore considered to be a non-GAAP financial measure. See “Non-GAAP Financial Measures” for a description of this measure and a reconciliation of this measure to its most directly comparable GAAP measure.
(d)Excludes unvested restricted stock awards.
(e)Nonperforming assets consist of nonperforming loans and other real estate owned.

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
Because the methodology is partly based upon peer bank data and trends, current economic data as well as management’s judgment, factors may arise that result in different estimations. Adversely different conditions or assumptions could lead to increases in the allowance. In addition, various regulatory agencies periodically review the allowance for loans losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination. As of December 31, 2020, management believes that the allowance is adequate and consistent with asset quality and delinquency indicators.

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

The Company has characterized all of its interest rate swaps that qualify under ASC Topic 815 hedge accounting as cash flow hedges. Cash flow hedges are used to minimize the variability in cash flows of assets or liabilities, or forecasted transactions caused by fluctuations in the contractually specified interest rates, and are recorded at fair value in other assets within the consolidated balance sheet. Changes in the fair value of these cash flow hedges are initially recorded in accumulated other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings.
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

Earnings and Performance Overview
2020 Earnings Overview
Our net income for the year ended December 31, 2020 was $5.9 million, a decrease of $12.3 million, or 67.6%, compared to the year ended December 31, 2019. Diluted earnings per share was $0.75 for the year ended December 31, 2020, compared to diluted earnings per share of $2.31 for the year ended December 31, 2019. Our returns on average shareholders' equity and average assets for the year ended December 31, 2020, were 3.35% and 0.28%, respectively, compared to 10.20% and 0.97%, respectively for the year ended December 31, 2019.
The decrease in net income for 2020 compared to 2019 was impacted by a $3.9 million one-time charge for office consolidation, vendor contract termination and employee severance costs recognized in the fourth quarter of 2020. In addition, the decrease in net income was also due to an increase in the provision for loan losses due to the COVID-19 pandemic. The provision for loan losses totaled $7.6 million for the year ended December 31, 2020, consisting of COVID-19 related reserves of $9.0 million, partially offset due to changes in portfolio mix and growth.
Net interest income for the year ended December 31, 2020 was $54.8 million, an increase of $1.1 million compared to the year ended December 31, 2019. Our net interest margin decreased 26 basis points to 2.77% for the year ended December 31, 2020 compared to the year ended December 31, 2019 reflecting excess liquidity resulting from successful commercial core deposit gathering efforts as well as a temporary increase in other deposits to expand on-balance sheet liquidity during the COVID-19 pandemic.
2019 Earnings Overview
Reference the 2019 Form 10-K for discussion regarding financial performance and results for the year ended December 31, 2019 compared to the year ended December 31, 2018.

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
Year ended December 31, 2020 compared to year ended December 31, 2019

FTE net interest income for the years ended December 31, 2020 and 2019 was $55.0 million and $54.0 million, respectively. Net interest income increased due to lower rates on interest bearing deposits.
FTE basis interest income for the year ended December 31, 2020 decreased $5.5 million, or 7%, to $77.7 million compared to FTE basis interest income for the year ended December 31, 2019 due primarily to lower loan yields as loans were re-priced in the current low interest rate environment. Average interest earning assets were $2.0 billion for the year ended December 31, 2020, increasing by $206.4 million, or 11.6%, from the year ended December 31, 2019 due to an increase in cash and cash equivalents in part to maintain a higher level of liquidity during the COVID-19 pandemic. The average balance of total loans increased $43.7 million, or 2.8%. The total average balance of securities for the year ended December 31, 2020 decreased by $13.4 million, or 12%, from the year ended December 31, 2019. The total yield in earnings assets decreased to 3.85% at December 31, 2020, compared to 4.61% at December 31, 2019. The decrease in yield was primarily driven by a significant increase in cash and cash equivalents and lower yields on cash and cash equivalents and loans.
Interest expense for the year ended December 31, 2020 decreased by $6.5 million, or 22%, compared to interest expense for 2019 due to a decrease in rates on interest bearing deposits. The weighted average cost of borrowed money decreased by 22 basis points to 2.31%. Average interest bearing liabilities for the year ended December 31, 2020 increased by $177.3 million, or 12%, from the year ended December 31, 2019, primarily due to higher average balances in money market and time deposits.

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential
The following table below presents the average balances and yields earned on interest-earning assets and average balances and weighted average rates paid on our funding liabilities for the years ended December 31, 2020, 2019 and 2018.

	Years Ended December 31,
	2020			2019			2018
	Average Balance	Interest	Yield/ Rate(5)	Average Balance	Interest	Yield/ Rate(5)	Average Balance	Interest	Yield/ Rate(5)
	(Dollars in thousands)
Assets:
Cash and fed funds sold	$261,689	$585	0.22%	$85,678	$1,859	2.17%	$77,923	$1,428	1.84%
Securities(1)	98,938	3,103	3.14	112,336	3,526	3.14	118,311	3,686	3.12
Loans:
Commercial real estate	1,095,367	51,218	4.60	1,067,290	50,818	4.70	1,014,255	47,967	4.66
Residential real estate	129,585	4,645	3.58	165,384	6,367	3.85	189,121	7,016	3.71
Construction(2)	97,230	4,262	4.31	85,591	4,538	5.23	90,773	4,667	5.07
Commercial business	295,662	13,530	4.50	255,779	15,599	6.01	282,425	15,037	5.25
Consumer	121	10	8.00	258	17	6.70	481	28	5.88
Total loans	1,617,965	73,665	4.48	1,574,302	77,339	4.85	1,577,055	74,715	4.67
Federal Home Loan Bank stock	7,625	346	4.53	7,502	473	6.31	9,177	517	5.63
Total earning assets	1,986,217	$77,699	3.85%	1,779,818	$83,197	4.61%	1,782,466	$80,346	4.45%
Other assets	125,261			92,663			68,002
Total assets	$2,111,478			$1,872,481			$1,850,468
Liabilities and shareholders’ equity:
Interest bearing liabilities:
NOW	$80,805	$141	0.17%	$62,254	$128	0.21%	$60,410	$157	0.26%
Money market	516,527	4,071	0.79	439,867	7,139	1.62	482,886	6,431	1.33
Savings	169,763	1,368	0.81	177,854	2,968	1.67	124,214	1,649	1.33
Time	712,461	12,600	1.77	637,515	14,463	2.27	619,448	10,714	1.73
Total interest bearing deposits	1,479,556	18,180	1.23	1,317,490	24,698	1.87	1,286,958	18,951	1.47
Borrowed money	190,463	4,472	2.31	175,267	4,489	2.53	213,546	4,787	2.21
Total interest bearing liabilities	1,670,019	$22,652	1.36%	1,492,757	$29,187	1.96%	1,500,504	$23,738	1.58%
Noninterest bearing deposits	215,073			172,192			166,566
Other liabilities	49,897			29,022			12,374
Total liabilities	1,934,989			1,693,971			1,679,444
Shareholders’ equity	176,489			178,510			171,024
Total liabilities and shareholders’ equity	$2,111,478			$1,872,481			$1,850,468
Net interest income(3)		$55,047			$54,010			$56,608
Interest rate spread			2.49%			2.65%			2.87%
Net interest margin(4)			2.77%			3.03%			3.18%
(1)Average balances and yields for securities are based on amortized cost.
(2)Includes commercial and residential real estate construction loans.
(3)The adjustment for securities and loans taxable equivalency was $212 thousand, $249 thousand and $282 thousand, respectively, for the years ended December 31, 2020, 2019 and 2018. Tax exempt income was converted to a fully taxable equivalent basis at a 20 percent tax rate for 2020, 2019 and 2018.
(4)Net interest income as a percentage of total earning assets.
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

	Year Ended December 31, 2020 vs 2019 Increase (Decrease)			Year Ended December 31, 2019 vs 2018 Increase (Decrease)
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest and dividend income:
Cash and fed funds sold	$1,435	$(2,709)	$(1,274)	$152	$279	$431
Securities	(420)	(3)	(423)	(187)	27	(160)
Loans:
Commercial real estate	1,321	(921)	400	2,523	328	2,851
Residential real estate	(1,306)	(416)	(1,722)	(906)	257	(649)
Construction	570	(846)	(276)	(272)	143	(129)
Commercial business	2,201	(4,270)	(2,069)	(1,498)	2,060	562
Consumer	(10)	3	(7)	(15)	4	(11)
Total loans	2,776	(6,450)	(3,674)	(168)	2,792	2,624
Federal Home Loan Bank stock	8	(135)	(127)	(101)	57	(44)
Total change in interest and dividend income	$3,799	$(9,297)	$(5,498)	$(304)	$3,155	$2,851
Interest expense:
Deposits:
NOW	$34	$(21)	$13	$5	$(34)	$(29)
Money market	1,082	(4,150)	(3,068)	(609)	1,317	708
Savings	(130)	(1,470)	(1,600)	827	492	1,319
Time	1,570	(3,433)	(1,863)	321	3,428	3,749
Total deposits	2,556	(9,074)	(6,518)	544	5,203	5,747
Borrowed money	373	(390)	(17)	(925)	627	(298)
Total change in interest expense	2,929	(9,464)	(6,535)	(381)	5,830	5,449
Change in net interest income	$870	$167	$1,037	$77	$(2,675)	$(2,598)

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
The provision for loan losses for the year ended December 31, 2020 was $7.6 million compared to a $0.4 million provision for loan losses for the year ended December 31, 2019. The increase in the provision for loan losses was primarily due to incremental loan loss reserves for increased credit risk relating to economic disruption and uncertainty caused by the COVID-19 pandemic.

Noninterest Income
Noninterest income is a component of our revenue and is comprised primarily of fees generated from loan and deposit relationships with our customers, fees generated from sales and referrals of loans, income earned on bank owned life insurance and gains on sales of investment securities. The following table compares noninterest income for the years ended December 31, 2020, 2019 and 2018.

	Years Ended December 31,			2020/2019 Change		2019/2018 Change
	2020	2019	2018	$	%	$	%
	(Dollars in thousands)
Bank owned life insurance	$967	$1,008	$1,057	$(41)	(4)%	$(49)	(5)%
Service charges and fees	788	1,023	1,090	(235)	(23)	(67)	(6)
Gains and fees from sales of loans	43	1,791	984	(1,748)	(98)	807	82
Gain (loss) on sale of other real estate owned, net	19	(102)	—	121	(119)	(102)	N/A
Net gain on sale of available for sale securities	—	76	222	(76)	(100)	(146)	(66)
Other	1,067	1,448	547	(381)	(26)	901	165
Total noninterest income	$2,884	$5,244	$3,900	$(2,360)	(45)%	$1,344	34%

Year ended December 31, 2020 compared to year ended December 31, 2019
Noninterest income decreased by $2.4 million to $2.9 million for the year ended December 31, 2020, compared to the year ended December 31, 2019.
The decrease in noninterest income was primarily a result of the absence of gains and fees from SBA loan sales for the year ended December 31, 2020, when compared to the same period in 2019. In addition, for the year ended December 31, 2020, the decrease in noninterest income was also driven by certain waived service charges and fees on depository accounts as a courtesy to customers during the COVID-19 pandemic. The decrease in other noninterest income for the year ended December 31, 2020 was primarily a result of a decline in loan related interest rate swap fees in 2020, when compared to the same period in 2019.

Noninterest Expense
The following table compares noninterest expense for the years ended December 31, 2020, 2019 and 2018.

	Years Ended December 31,			2020/2019 Change		2019/2018 Change
	2020	2019	2018	$	%	$	%
	(Dollars in thousands)
Salaries and employee benefits	$21,355	$19,434	$18,973	$1,921	10%	$461	2%
Occupancy and equipment	10,926	7,594	6,790	3,332	44	804	12
Data processing	3,216	2,067	2,033	1,149	56	34	2
Professional services	2,110	1,857	2,103	253	14	(246)	(12)
Director fees	1,214	863	1,044	351	41	(181)	(17)
FDIC insurance	791	74	779	717	969	(705)	(91)
Marketing	630	971	1,587	(341)	(35)	(616)	(39)
Other	2,571	2,766	2,324	(195)	(7)	442	19
Total noninterest expense	$42,813	$35,626	$35,633	$7,187	20%	$(7)	—%

Year ended December 31, 2020 compared to year ended December 31, 2019
Noninterest expense increased by $7.2 million, or 20%, to $42.8 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase in noninterest expense was primarily driven by $3.9 million in one-time charges recognized during the fourth quarter of 2020. These one-time charges impacted salaries and employee benefits, occupancy and equipment expense and data processing expense.

Salaries and employee benefits totaled $21.4 million for the year ended December 31, 2020, an increase of $1.9 million when compared to the same period in 2019. The increase in salaries and employee benefits was primarily driven by a $0.8 million expense for the Voluntary Early Retirement Incentive Plan offered to eligible employees and additional severance charges recognized during the fourth quarter of 2020. The increase in salaries and employee benefits was also driven by normal annual salary increases and key hires in support of growth initiatives, partially offset by a reduction in overall headcount.
Occupancy and equipment expense totaled $10.9 million for the year ended December 31, 2020, an increase of $3.3 million when compared to the same period in 2019. The increase in occupancy and equipment expense was primarily due to a $2.0 million one-time expense related to office and branch consolidation recognized during the fourth quarter of 2020. The $2.0 million one-time expense included a charge of $1.7 million recognized upon the transfer of a bank owned property to held for sale. The asset transferred to held for sale was written down to its fair market value, less cost to sell. In addition, the $2.0 million one-time expense included a $0.3 million impairment charge on a leased asset. In addition, the increase in occupancy and equipment expense was due to additional cleaning costs associated with precautions taken to prevent the spread of COVID-19.
Data processing expense totaled $3.2 million for the year ended December 31, 2020, an increase of $1.1 million when compared to the same period in 2019. The increase in data processing expense was primarily driven by a $1.1 million one-time charge related to early termination fees payable to a legacy technology vendor.

Income Taxes
Income tax expense for the years ended December 31, 2020, 2019 and 2018 totaled $1.4 million, $4.7 million and $3.7 million, respectively. The effective tax rates for the years ended December 31, 2020, 2019 and 2018, were 19.1%, 20.6% and 17.6%, respectively.
Our net deferred tax asset at December 31, 2020 was $11.3 million, compared to $5.8 million at December 31, 2019. The increase in the deferred tax asset at December 31, 2020 when compared to the same period in 2019 was primarily a result of an increase in the allowance for loan losses and unrealized losses on derivatives.
On October 8, 2015, the Bank established a wholly-owned subsidiary, Bankwell Loan Servicing Group, Inc. (a Passive Investment Company “PIC”). The PIC was organized in accordance with Connecticut statutes to hold and manage certain loans that are collateralized by real estate. Income earned by the PIC is exempt from Connecticut income tax and any dividends paid by the PIC to the Bank are not taxable income for Connecticut income tax purposes. See Note 13 to our Consolidated Financial Statements for further information regarding income taxes.

Financial Condition
Summary
Assets totaled $2.3 billion at December 31, 2020, compared to assets of $1.9 billion at December 31, 2019. The increase in assets is primarily due to an increase in cash and cash equivalents in part to maintain a higher level of liquidity during the COVID-19 pandemic. Gross loans totaled $1.6 billion at December 31, 2020, an increase of $21.1 million compared to December 31, 2019. Excluding Paycheck Protection Program ("PPP") loans, gross loans decreased by $13.7 million at December 31, 2020 when compared to December 31, 2019. Deposits totaled $1.8 billion at December 31, 2020, compared to deposits of $1.5 billion at December 31, 2019. The increase in deposits was a result of successful commercial core deposit gathering efforts and a temporary increase in deposits to expand on-balance sheet liquidity during the COVID-19 pandemic.
Shareholders’ equity totaled $176.6 million as of December 31, 2020, a decrease of $5.8 million compared to December 31, 2019, primarily a result of an $8.1 million unfavorable impact to accumulated other comprehensive loss driven by fair value marks related to hedge positions involving interest rate swaps, as well as dividends paid of $4.4 million and common stock repurchases of $1.0 million. The decrease was partially offset by net income for the year ended December 31, 2020 of $5.9 million. The marks on the interest rate swaps are driven by lower long term market interest rates in 2020 when compared to 2019. The Company's interest rate swaps are used to hedge interest rate risk. The Company's current interest rate swap positions will cause a decrease to other comprehensive income in a falling interest rate environment and an increase in a rising interest rate environment.

Loan Portfolio
We originate commercial real estate loans, construction loans, commercial business loans and other consumer loans. Lending activities are conducted principally in the New York metropolitan area and throughout Connecticut, with the majority in Fairfield and New Haven Counties of Connecticut. Our loan portfolio is the largest category of our earnings assets.
The following table compares the composition of our loan portfolio for the dates indicated:

	2020		2019		Change
	Total	%	Total	%	Total
	(Dollars in thousands)
Real estate loans:
Residential	$113,557	6.99%	$147,109	9.17%	$(33,552)
Commercial	1,148,383	70.64	1,128,614	70.34	19,769
Construction	87,007	5.35	98,583	6.14	(11,576)
	1,348,947	82.98	1,374,306	85.65	(25,359)
Commercial business	276,601	17.02	230,028	14.34	46,573
Consumer	79	—	150	0.01	(71)
Total loans	$1,625,627	100.00%	$1,604,484	100.00%	$21,143
Primary loan categories
Residential real estate.   Residential real estate loans decreased by $33.6 million, or 22.8%, at December 31, 2020 compared to December 31, 2019 and amounted to $113.6 million, representing 7% of total loans at December 31, 2020. In the fourth quarter of 2017, management made the strategic decision to no longer originate residential mortgage loans.
Commercial real estate.   Commercial real estate loans were $1.1 billion and represented 71% of our total loan portfolio at December 31, 2020, a net increase of $19.8 million, or 1.75%, from December 31, 2019. Commercial real estate loan growth during this period largely reflects strong production from experienced relationship managers in the marketplace and their ability to source quality opportunities, and enhanced lending to existing customers. Commercial real estate loans are secured by a variety of property types, including office buildings, retail facilities, commercial mixed use and multi-family dwellings.
Construction.   Construction loans were $87.0 million at December 31 2020, down $11.6 million from December 31, 2019. Construction loans totaled $98.6 million at December 31, 2019. Commercial construction loans consist of commercial development projects, such as apartment buildings and condominiums, as well as office buildings, retail and other income producing properties and land loans.
Commercial business.   Commercial business loans were $276.6 million and represented 17% of our total loan portfolio at December 31, 2020, a net increase of $46.6 million, or 20.2%, from December 31, 2019. The December 31, 2020 balance includes $34.8 million of PPP loans made under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). Commercial business loans primarily provide working capital, equipment financing, financing for leasehold improvements and financing for expansion and are generally secured by assignments of corporate assets, real estate and personal guarantees of the business owners.
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

The following table presents an analysis of the maturity of our commercial real estate, commercial construction and commercial business loan portfolios as of December 31, 2020.

	December 31, 2020
	Commercial Real Estate	Commercial Construction	Commercial Business	Total
	(In thousands)
Amounts due:
One year or less	$82,657	$26,364	$16,847	$125,868
After one year:
One to five years	655,541	38,118	144,136	837,795
Over five years	410,185	22,525	115,618	548,328
Total due after one year	1,065,726	60,643	259,754	1,386,123
Total	$1,148,383	$87,007	$276,601	$1,511,991
The following table presents an analysis of the interest rate sensitivity of our commercial real estate, commercial construction and commercial business loan portfolios due after one year as of December 31, 2020.

	December 31, 2020
	Adjustable Interest Rate	Fixed Interest Rate	Total
	(In thousands)
Commercial real estate	$314,197	$751,529	$1,065,726
Commercial construction	26,371	34,272	60,643
Commercial business	133,162	126,592	259,754
Total loans due after one year	$473,730	$912,393	$1,386,123
Asset Quality
We actively manage asset quality through our underwriting practices and collection operations. Our Board of Directors monitors credit risk management through two committees, the Directors' Loan Committee ("DLC") and the Audit Committee. The DLC has primary oversight responsibility for the credit granting function including approval authority for credit granting policies, review of management’s credit granting activities and approval of large exposure credit requests. The Audit Committee oversees management’s procedures to monitor the credit quality of our loan portfolio and the loan review program. These committees report the results of their respective oversight functions to our Board of Directors. In addition, our Board of Directors receives information concerning asset quality measurements and trends on a periodic basis. While we continue to adhere to prudent underwriting standards, our loan portfolio is not immune to potential negative consequences as a result of general economic weakness, such as a prolonged downturn in the housing market on a regional or national scale. Decreases in real estate values could adversely affect the value of property used as collateral for loans. In addition, adverse changes in the economy could have a negative effect on the ability of borrowers to make scheduled loan payments, which would likely have an adverse impact on earnings.
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
Nonperforming Assets.   Nonperforming assets include nonaccrual loans and property acquired through foreclosures or repossession. The following table presents nonperforming assets and additional asset quality data for the dates indicated:

	At December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
Residential	$1,492	$1,560	$3,812	$1,590	$1,612
Commercial	21,093	5,222	5,950	3,371	446
Commercial business	1,834	3,806	4,320	520	538
Construction	8,997	—	—	—	—
Consumer	—	—	—	—	341
Total nonaccrual loans	33,416	10,588	14,082	5,481	2,937
Property acquired through foreclosure or repossession, net	—	—	—	—	272
Total nonperforming assets	$33,416	$10,588	$14,082	$5,481	$3,209
Nonperforming assets to total assets	1.48%	0.56%	0.75%	0.31%	0.20%
Nonperforming loans to total loans	2.06%	0.66%	0.88%	0.36%	0.22%
Total past due loans to total loans	0.93%	0.77%	0.78%	1.67%	0.47%

Total nonaccrual loans were $33.4 million as of December 31, 2020, of which $2.6 million are guaranteed by the Small Business Administration ("SBA"). The Company individually analyzed all existing COVID-19 deferrals and COVID-19 impacted loans for collectability as of December 31, 2020, resulting in a $25.6 million increase to the nonperforming loan population which are adequately reserved. Nonperforming assets as a percentage of total assets was 1.48% at December 31, 2020, up from 0.56% at December 31, 2019. The allowance for loan losses at December 31, 2020 was $21.0 million, representing 1.29% of total loans. The $7.5 million increase in the allowance for loan losses at December 31, 2020 when compared to December 31, 2019 was primarily due to incremental loan loss reserves for increased credit risk relating to economic disruption and uncertainty caused by the COVID-19 pandemic.
Nonaccrual Loans. Loans greater than 90 days past due are generally put on nonaccrual status (excluding certain acquired credit impaired loans). Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful. Interest previously accrued, but uncollected, is reversed against current period income. Subsequent payments are recognized on a cash basis or principal recapture basis depending on a number of factors including probability of collection and if impairment is identified. A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt. At December 31, 2020 and 2019, there were no commitments to lend additional funds to any borrower on nonaccrual status.
Past Due Loans. When a loan is 15 days past due, the Company sends the borrower a late notice. The Company attempts to contact the borrower by phone if the delinquency is not corrected promptly after the notice has been sent. When the loan is 30 days past due, the Company mails the borrower a letter reminding the borrower of the delinquency, and attempts to contact the borrower personally to determine the reason for the delinquency and ensure the borrower understands the terms of the loan. If necessary, after the 90th day of delinquency, the Company may take other appropriate legal action. A summary report of all loans 30 days or more past due is provided to the Board of Directors of the Company periodically. Loans greater than 90 days past due are generally put on nonaccrual status. A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt. A loan is considered to be no longer delinquent when timely payments are made for a period of at least six months (one year for loans providing for quarterly or semi-annual payments) by the borrower in accordance with the contractual terms. Loans that are granted payment deferrals under the CARES Act are not required to be reported as past due or placed on non-accrual status if the criteria under section 4013 of the CARES Act are met.
The following table presents past due loans as of December 31, 2020 and 2019:

	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due
	(In thousands)
As of December 31, 2020
Residential real estate	$245	$—	$177	$422
Commercial real estate	1,305	193	2,541	4,039
Construction	8,997	—	—	8,997
Commercial business	45	55	1,526	1,626
Total loans	$10,592	$248	$4,244	$15,084
As of December 31, 2019
Residential real estate	$—	$943	$281	$1,224
Commercial real estate	355	—	5,935	6,290
Construction	1,357	—	—	1,357
Commercial business	—	—	3,455	3,455
Total loans	$1,712	$943	$9,671	$12,326

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
Section 4013 of the CARES Act provides relief from certain requirements under GAAP and permits a financial institution to elect to suspend troubled debt restructuring accounting, in certain circumstances, beginning March 1, 2020 and ending on the earlier of January 1, 2022, or sixty days after the national emergency concerning COVID-19 terminates. All short term loan modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any request for relief are not considered TDRs.
As of December 31, 2020, the Company had active COVID-19 related deferrals totaling $29.4 million (excluding SBA loans, which are paid for 6 months by the SBA on behalf of borrowers). The Company granted initial three month payment deferral periods and, in some instances, extended the initial payment deferral period. This excludes SBA loans, which are mandated to receive an automatic six month deferral. These deferrals are not considered troubled debt restructurings based on Section 4013 of the CARES Act and interagency guidance issued in March of 2020.
Restructured loans are classified as accruing or nonaccruing based on management’s assessment of the collectability of the loan. Loans which are already on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers such loans for return to accruing status. Accruing restructured loans are placed into nonaccrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term. At December 31, 2020 and December 31, 2019 there were three nonaccrual loans identified as TDRs totaling $1.4 million and three nonaccrual loans identified as TDRs totaling $1.6 million, respectively.

The following table presents information on troubled debt restructured loans:

	At December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Accruing troubled debt restructured loans:
Residential real estate	$2,399	$2,460	$2,722	$2,957	$69
Commercial real estate	4,929	4,952	37	51	402
Commercial business	328	524	923	1,346	893
Accruing troubled debt restructured loans	7,656	7,936	3,682	4,354	1,364
Nonaccrual troubled debt restructured loans:
Residential real estate	$872	$943	$3,008	$—	$—
Commercial real estate	—	—	334	334	—
Commercial business	571	680	217	219	66
Nonaccrual troubled debt restructured loans	1,443	1,623	3,559	553	66
Total troubled debt restructured loans	$9,099	$9,559	$7,241	$4,907	$1,430
As of December 31, 2020 and 2019, loans classified as troubled debt restructurings totaled $9.1 million and $9.6 million, respectively.
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

The following table presents the activity in our allowance for loan losses and related ratios for the dates indicated:

	At December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$13,509	$15,462	$18,904	$17,982	$14,169
Charge-offs:
Residential real estate	—	(875)	(420)	—	—
Commercial real estate	—	(594)	(5,614)	—	—
Construction	—	—	—	—	(7)
Commercial business	(83)	(897)	(815)	(521)	(69)
Consumer	(40)	(75)	(77)	(51)	(35)
Total charge-offs	(123)	(2,441)	(6,926)	(572)	(111)
Recoveries:
Residential real estate	—	—	—	146	—
Commercial real estate	15	—	18	—	—
Consumer	3	32	7	3	10
Commercial Business	—	19	19	4	—
Total recoveries	18	51	44	153	10
Net charge-offs	(105)	(2,390)	(6,882)	(419)	(101)
Provision charged to earnings	7,605	437	3,440	1,341	3,914
Balance at end of period	$21,009	$13,509	$15,462	$18,904	$17,982
Net charge-offs (recoveries) to average loans	0.01%	0.15%	0.44%	0.03%	0.01%
Allowance for loan losses to total loans	1.29%	0.84%	0.96%	1.23%	1.32%

At December 31, 2020, our allowance for loan losses was $21.0 million and represented 1.29% of total loans, compared to $13.5 million and 0.84% of total loans at December 31, 2019. The increase in the ratio of allowance for loan losses to total loans is driven by incremental loan loss reserves for increased credit risk relating to economic disruption and uncertainty caused by the COVID-19 pandemic. The Company individually analyzed all existing COVID-19 deferrals and COVID-19 impacted loans for collectability as of December 31, 2020. For the years ended December 31, 2020, 2019 and 2018, the provision for loan losses charged to earnings totaled $7.6 million, $0.4 million and $3.4 million, respectively. Net charge-offs for the year ended December 31, 2020 were $0.1 million and represented 0.01% of average loans. For the year ended December 31, 2019, net charge-offs were $2.4 million and represented 0.15% of average loans.
The carrying amount of total impaired loans at December 31, 2020 was $47.7 million. This compares to a carrying amount of $22.6 million for total impaired loans at December 31, 2019. The amount of allowance for loan losses related to impaired loans was $5.0 million and $0.5 million, respectively, at December 31, 2020 and 2019.

The following table presents the allocation of the allowance for loan losses and the percentage of the related loan segments to total loans:

	At December 31,
	2020		2019		2018		2017		2016
	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
	(Dollars in thousands)
Residential real estate	$610	6.99%	$730	9.17%	$857	11.10%	$1,721	12.54%	$1,802	14.33%
Commercial real estate	16,425	70.64	10,551	70.34	11,562	68.18	12,777	63.98	9,415	61.89
Construction	221	5.35	324	6.14	140	4.56	907	6.59	2,105	7.86
Commercial business	3,753	17.02	1,903	14.34	2,902	16.14	3,498	16.85	4,283	15.81
Consumer	—	—	1	0.01	1	0.02	1	0.04	377	0.11
Total allowance for loan losses	$21,009	100.00%	$13,509	100.00%	$15,462	100.00%	$18,904	100.00%	$17,982	100.00%

The allocation of the allowance for loan losses at December 31, 2020 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the allowance for loan losses at December 31, 2020 is appropriate to cover probable losses.

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
The amortized cost and fair value of investment securities as of the dates indicated are presented in the following table:

	At December 31,
	2020		2019		2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Marketable equity securities	$2,083	$2,207	$2,047	$2,118	$2,003	$2,009
Securities available for sale:
U.S. Government and agency obligations	73,574	76,878	81,263	82,439	83,815	82,136
State agency and municipal obligations	—	—	—	—	4,023	4,007
Corporate bonds	11,500	11,727	—	—	7,061	7,011
Total securities available for sale	$85,074	$88,605	$81,263	$82,439	$94,899	$93,154
Securities held to maturity:
State agency and municipal obligations	$16,018	$19,962	$16,231	$18,222	$20,328	$20,890
Corporate bonds	—	—	—	—	1,000	1,000
Government mortgage-backed securities	60	70	77	85	93	98
Total securities held to maturity	$16,078	$20,032	$16,308	$18,307	$21,421	$21,988

At December 31, 2020, the carrying value of our investment securities portfolio totaled $106.9 million and represented 5% of total assets, compared to $100.9 million and 5% of total assets at December 31, 2019. The increase of $6.0 million primarily reflects purchases of corporate bonds and increases in unrealized gains. We purchase investment grade securities with a focus on liquidity, earnings and duration exposure.
The net unrealized gain position on our investment portfolio at December 31, 2020 was $7.5 million and did not include any gross unrealized losses. The net unrealized gain position on our investment portfolio at December 31, 2019 was $3.2 million and included gross unrealized losses of $2.0 thousand. All of our investment securities are rated investment grade or deemed to be of investment grade quality.
The following tables summarize the amortized cost and weighted average yield of securities in our investment securities portfolio as of December 31, 2020 and 2019, based on remaining period to contractual maturity. Information for mortgage-backed securities is based on the final contractual maturity dates without considering repayments and prepayments.

	Due Within 1 Year		Due 1–5 Years		Due 5–10 Years		Due After 10 Years or No Contractual Maturity
At December 31, 2020	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
	(Dollars in thousands)
Marketable equity securities	$—	—%	$—	—%	$—	—%	$2,083	2.20%
Securities available for sale:
U.S. Government and agency obligations	9,976	2.02	—	—	8,038	2.88	55,560	2.49
Corporate bonds	—	—	4,000	4.09	6,000	4.65	1,500	4.50
Total securities available for sale	$9,976	2.02%	$4,000	4.09%	$14,038	3.63%	$57,060	2.54%
Securities held to maturity:
State agency and municipal obligations	$—	—%	$—	—%	$—	—%	$16,018	5.01%
Government mortgage-backed securities	—	—	—	—	—	—	60	5.35
Total securities held to maturity	$—	—%	$—	—%	$—	—%	$16,078	5.01%

	Due Within 1 Year		Due 1–5 Years		Due 5–10 Years		Due After 10 Years or No Contractual Maturity
At December 31, 2019	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
	(Dollars in thousands)
Marketable equity securities	$—	—%	$—	—%	$—	—%	$2,047	2.20%
Securities available for sale:
U.S. Government and agency obligations	2,100	1.59	9,950	2.02	8,311	2.87	60,902	2.61
Total securities available for sale	$2,100	1.59%	$9,950	2.02%	$8,311	2.87%	$60,902	2.61%
Securities held to maturity:
State agency and municipal obligations	$—	—%	$—	—%	$—	—%	$16,231	5.05%
Government mortgage-backed securities	—	—	—	—	—	—	77	5.35
Total securities held to maturity	$—	—%	$—	—%	$—	—%	$16,308	5.05%

Bank Owned Life Insurance ("BOLI")
BOLI amounted to $42.7 million as of December 31, 2020. The purchase of life insurance policies results in an income-earning asset on our consolidated balance sheet that provides monthly tax-free income to us. We expect to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. BOLI is included in our Consolidated Balance Sheets at its cash surrender value. Increases in the cash surrender value are reported as a component of noninterest income in our Consolidated Statements of Income.

Deposit Activities and Other Sources of Funds
Our sources of funds include deposits, brokered certificates of deposit, FHLB borrowings, subordinated debt and proceeds from the sales, maturities and payments of loans and investment securities.
Total deposits represented 81% of our total assets at December 31, 2020. While scheduled loan and securities repayments are a relatively stable sources of funds, loan and investment security prepayments and deposit inflows are influenced by prevailing interest rates and local economic conditions and are inherently uncertain.

Deposits
We offer a wide variety of deposit products and rates to consumer and business customers consistent with FDIC regulations. Our management team meets regularly to determine pricing and marketing initiatives. In addition to being an important source of funding for us, deposits also provide an ongoing stream of fee revenue.
We participate in the Certificate of Deposit Account Registry Service ("CDARS") and Insured Cash Sweep Service ("ICS") programs. We use CDARS and ICS to place customer funds into certificate of deposit accounts and money market accounts, respectively, into other participating banks. These transactions occur in amounts that are less than FDIC insurance limits to ensure that deposit customers are eligible for FDIC insurance on the full amount of their deposits. Reciprocal amounts of deposits are received from other participating banks that do the same with their customer deposits, and, we also execute one-way buy transactions. CDARS and ICS deposits, except for reciprocal deposits, are considered to be brokered deposits for bank regulatory purposes.
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
The following table sets forth the composition of our deposits for the dates indicated:

	At December 31,
	2020			2019
	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$270,235	14.79%	—%	$191,518	12.84%	—%
NOW	101,737	5.57	0.17	70,020	4.69	0.21
Money market	669,364	36.63	0.79	419,495	28.12	1.62
Savings	158,750	8.69	0.81	183,729	12.31	1.67
Time	627,230	34.32	1.77	627,141	42.04	2.27
Total deposits	$1,827,316	100.00%	1.23%	$1,491,903	100.00%	1.87%

Total deposits were $1.8 billion at December 31, 2020, an increase of $335.4 million, or 22%, from December 31, 2019, reflecting successful commercial core deposit gathering efforts, as well as a temporary increase in deposits to expand on-balance sheet liquidity during the COVID-19 pandemic.
Brokered certificates of deposits ("Brokered CDs") totaled $238.9 million and $179.8 million at December 31, 2020 and December 31, 2019, respectively. Certificates of deposits from national listing services totaled $18.4 million at December 31, 2020 and $21.3 million at December 31, 2019. Brokered money market accounts totaled $13.5 million and $39.9 million at December 31, 2020 and 2019, respectively. Brokered deposits represent brokered certificates of deposit, brokered money market accounts, one way buy CDARS, and one way buy Insured Cash Sweep ("ICS"). Brokered deposits are utilized as an additional source of funding.
At December 31, 2020 and 2019, time deposits, including CDARS and brokered certificates of deposit, with a denomination of $100 thousand or more totaled $519.8 million and $502.8 million, respectively, maturing during the periods indicated in the table below:

	At December 31,
	2020	2019
	(In thousands)
Maturing:
Within 3 months	$141,784	$114,636
After 3 but within 6 months	67,064	139,852
After 6 months but within 1 year	118,880	104,355
After 1 year	192,051	143,907
Total	$519,779	$502,750
The Bank is a member of the FHLB, which is part of a twelve district Federal Home Loan Bank System. Members are required to own capital stock of the FHLB, and borrowings are collateralized by qualifying assets not otherwise pledged. The maximum amount of credit that the FHLB will extend varies from time to time, depending on its policies and the amount of qualifying collateral the member can pledge. The Bank had satisfied its collateral requirement at December 31, 2020.
We utilize advances from the FHLB as part of our overall funding strategy, to meet short-term liquidity needs and to manage interest rate risk arising from the difference in asset and liability maturities. Total FHLB advances were $175.0 million at December 31, 2020 compared to $150.0 million at December 31, 2019. The increase of $25.0 million reflects normal fluctuations in our borrowings.
Advances from the FHLB include short-term advances with original maturity dates of one year or less. The following table sets forth certain information concerning short-term FHLB advances as of and for the periods indicated in the following table:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Average amount outstanding during the period	$165,232	$145,921	$163,419
Amount outstanding at end of period	175,000	150,000	135,000
Highest month end balance during the period	175,000	150,000	174,000
Weighted average interest rate at end of period(1)	1.84%	1.93%	2.55%
(1) The Company's FHLB borrowings are subject to longer term swap agreements and the weighted average rate reflects the all in swap rate under these long term swap agreements.

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

Derivative Instruments
The Company uses interest rate swap instruments to fix the interest rate on short-term FHLB borrowings or Brokered CDs, all of which are designated as cash flow hedges. The hedge strategy converts the rate of interest on short-term rolling FHLB advances or Brokered CDs to long-term fixed interest rates, thereby protecting the Bank from interest rate variability in the contractually specified interest rates.
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

Information about derivative instruments at December 31, 2020 and 2019 was as follows:
December 31, 2020:

	Original Notional Amount	Original Maturity	Maturity Date	Received	Paid	Fair Value Asset (Liability)
	(Dollars in thousands)
Derivatives designated as hedging instruments:
Interest rate swap	$25,000	5.0 years	July 1, 2021	3-month LIBOR	1.22%	$(128)
Interest rate swap	25,000	3.0 years	December 23, 2022	3-month LIBOR	1.28%	(541)
Interest rate swap	25,000	7.0 years	August 25, 2024	3-month LIBOR	2.04%	(1,622)
Interest rate swap	25,000	7.0 years	August 25, 2024	3-month LIBOR	2.04%	(1,618)
Interest rate swap	25,000	5.0 years	April 9, 2025	3-month LIBOR	0.55%	(224)
Interest rate swap	25,000	5.0 years	April 23, 2025	3-month LIBOR	0.54%	(212)
Interest rate swap	25,000	15.0 years	January 1, 2034	3-month LIBOR	3.01%	(6,086)
Interest rate swap	25,000	15.0 years	January 1, 2035	3-month LIBOR	3.03%	(6,445)
Interest rate swap	25,000	15.0 years	August 26, 2035	3-month LIBOR	3.05%	(6,691)
	$225,000					$(23,567)
Derivatives not designated as hedging instruments:(1)
Interest rate swap	$18,500	10.0 years	March 10, 2030	1-month LIBOR	3.15%	$(648)
Interest rate swap	18,500	10.0 years	March 10, 2030	1-month LIBOR	3.15%	648
Interest rate swap	20,000	20.0 years	March 10, 2039	1-month LIBOR	5.00%	(3,796)
Interest rate swap	20,000	20.0 years	March 10, 2039	1-month LIBOR	5.00%	3,796
	$77,000					$—

Total Derivatives	$302,000					$(23,567)
(1) Represents interest rate swaps with commercial banking customers, which are offset by derivatives with a third party.

December 31, 2019:

	Original Notional Amount	Original Maturity	Maturity Date	Received	Paid	Fair Value Asset (Liability)
	(Dollars in thousands)
Derivatives designated as hedging instruments:
Interest rate swap	$25,000	5.0 years	January 1, 2020	3-month LIBOR	1.83%	$—
Interest rate swap	25,000	5.0 years	August 26, 2020	3-month LIBOR	1.48%	51
Interest rate swap	25,000	5.0 years	July 1, 2021	3-month LIBOR	1.22%	174
Interest rate swap	25,000	7.0 years	August 25, 2024	3-month LIBOR	2.04%	(396)
Interest rate swap	25,000	7.0 years	August 25, 2024	3-month LIBOR	2.04%	(402)
Interest rate swap	25,000	15.0 years	January 1, 2034	3-month LIBOR	3.01%	(3,328)
Interest rate swap	25,000	3.0 years	December 23, 2022	3-month LIBOR	1.28%	279
Forward-starting interest rate swap(1)	25,000	15.0 years	January 1, 2035	3-month LIBOR	3.03%	(3,557)
Forward-starting interest rate swap(1)	25,000	15.0 years	August 26, 2035	3-month LIBOR	3.05%	(3,512)
	$225,000					$(10,691)
Derivatives not designated as hedging instruments:(2)
Interest rate swap	$20,000	20.0 years	March 20, 2039	1-month USD LIBOR	5.00%	$(1,762)
Interest rate swap	20,000	20.0 years	March 20, 2039	1-month USD LIBOR	5.00%	1,762
	$40,000					$—

Total Derivatives	$265,000					$(10,691)

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
Capital Resources
Shareholders’ equity totaled $176.6 million as of December 31, 2020, a decrease of $5.8 million compared to December 31, 2019, primarily a result of an $8.1 million unfavorable impact to accumulated other comprehensive loss driven by fair value marks related to hedge positions involving interest rate swaps, as well as dividends paid of $4.4 million and common stock repurchases of $1.0 million. The decrease was partially offset by net income for the year ended December 31, 2020 of $5.9 million. The marks on the interest rate swaps are driven by lower long term market interest rates in 2020 when compared to 2019. The Company's interest rate swaps are used to hedge interest rate risk. The Company's current interest rate swap positions will cause a decrease to other comprehensive income in a falling interest rate environment and an increase in a rising interest rate environment. As of December 31, 2020, the tangible common equity ratio and tangible book value per share were 7.73% and $22.43, respectively.
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At December 31, 2020, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework. At December 31, 2020, the Bank’s ratio of total common equity tier 1 capital to risk-weighted assets was 11.06%, total capital to risk-weighted assets was 12.28%, Tier 1 capital to risk-weighted assets was 11.06% and Tier 1 capital to average assets was 8.44%.
As of January 1, 2015, the Parent Corporation and the Bank became subject to new capital rules set forth by the Federal Reserve, the FDIC and the other federal and state bank regulatory agencies. The capital rules revise the banking agencies’ leverage and risk-based capital requirements and the method for calculating risk weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act (the Basel III Capital Rules).
The Basel III Capital Rules establish a minimum Common Equity Tier 1 capital requirement of 4.5% of risk-weighted assets; set the minimum leverage ratio at 4.0% of total assets; increased the minimum Tier 1 capital to risk-weighted assets requirement from 4.0% to 6.0%; and retained the minimum total capital to risk weighted assets requirement at 8.0%. A “well capitalized” institution must generally maintain capital ratios 100 to 200 basis points higher than the minimum guidelines.
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

Contractual Obligations
The following table summarizes our contractual obligations to make future payments as of December 31, 2020. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
	(in thousands)
Contractual Obligations:
FHLB advances	$175,000	$175,000	$—	$—	$—
Subordinated debt	25,500	—	—	25,500	—
Operating lease agreements	22,929	1,826	2,389	1,488	17,226
Time deposits with stated maturity dates	627,230	418,117	178,920	30,193	—
Total contractual obligations	$850,659	$594,943	$181,309	$57,181	$17,226

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
Commitments to extend credit totaled $237.1 million and $189.7 million, respectively at December 31, 2020 and 2019. The following table summarizes our commitments to extend credit as of the dates indicated. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. In addition, borrowers may be required to meet certain performance requirements to continue to draw on these commitments. We manage our liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that we will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.

As of December 31, 2020

	Amount of Commitment Expiration per Period
	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
	(in thousands)
Other Commitments:
Loan commitments	$114,574	$70,958	$18,447	$17,030	$8,139
Undisbursed construction loans	117,457	9,862	40,635	14,599	52,361
Unused home equity lines of credit	5,029	250	210	—	4,569
Total other commitments	$237,060	$81,070	$59,292	$31,629	$65,069
As of December 31, 2019

	Amount of Commitment Expiration per Period
	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
	(in thousands)
Other Commitments:
Loan commitments	$102,986	$56,483	$12,628	$15,166	$18,709
Undisbursed construction loans	80,472	1,715	26,281	15,340	37,136
Unused home equity lines of credit	6,284	368	200	10	5,706
Total other commitments	$189,742	$58,566	$39,109	$30,516	$61,551

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

We use two sets of standard scenarios to measure net interest income at risk. For the Parallel Ramp Scenarios, rate changes are ramped over a twelve-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Parallel Shock Scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Simulation analysis involves projecting a future balance sheet structure and interest income and expense under the various rate scenarios. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than: 6% for a 100 basis point shift; 12% for a 200 basis point shift; and 18% for a 300 basis point shift. Per Company policy, the Bank should not be outside these limits for twelve consecutive months unless the Bank's forecasted capital ratios are considered to be "well capitalized". As of December 31, 2020, the Bank has met all minimum regulatory capital requirements to be considered "well capitalized".

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning December 31, 2020 and 2019:
Parallel Ramp

	Estimated Percent Change in Net Interest Income
	At December 31,
Rate Changes (basis points)	2020	2019
(100)	0.20%	3.00%
200	(1.40)	(6.80)
Parallel Shock

	Estimated Percent Change in Net Interest Income
	At December 31,
Rate Changes (basis points)	2020	2019
(100)	(0.30)%	5.00%
100	(1.00)	(6.20)
200	(1.70)	(12.90)
300	(2.00)	(19.50)
The net interest income at risk simulation results indicate that, as of December 31, 2020, we remain liability sensitive. The liability sensitivity is due to the fact that there are more liabilities than assets subject to repricing as market rates change.
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
The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:
Parallel Shock

	Estimated Percent Change in Economic Value of Equity
	At December 31,
Rate Changes (basis points)	2020	2019
(100)	(47.30)%	(2.00)%
100	9.30	(6.50)
200	13.80	(17.20)
300	18.40	(25.50)
While ALCO reviews and updates simulation assumptions and also periodically back-tests the simulation results to ensure that the assumptions are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk or future net interest margin. Over time, the repricing, maturity and prepayment characteristics of financial instruments and the composition of our balance sheet may change to a different degree than estimated. ALCO recognizes that deposit balances could shift into higher yielding alternatives as market rates change. ALCO has modeled increased costs of deposits in the rising rate simulation scenarios presented above. In the minus 100 scenario above, the change in EVE of (47.3)% is outside of policy parameters. However, because the Bank continues to be well-capitalized, the downward rate scenarios is extremely unlikely in the current economic and interest rate environment. The result of this simulation was discussed with the ALCO committee and the Company has decided to not take any further action at this time.
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

Item 8.    Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are presented in the order shown below:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bankwell Financial Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bankwell Financial Group, Inc. and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Qualitative Factor Adjustments to the Allowance for Loan Losses
As described in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for loan losses totaled $21.0 million as of December 31, 2020, which consists of a general reserve of $16.0 million and a specific reserve of $5.0 million. Management estimates the allowance based on loan losses believed to be inherent in the Company’s loan portfolio, segmented by product type and risk classification, at the balance sheet date. The Company’s allowance for loan losses consists of a general reserve, which management develops based on historical loss ratios from its data and, where appropriate, its peers’ data adjusted for qualitative factors not reflected in the historical loss experience as well as a specific reserve based on management’s identification of impaired loans. Management considers several qualitative factors, both internal and external to the Company, including valuation of underlying collateral; macro and local economic factors; nature and volume of loan portfolio; concentration of credit risk; net charge-off trends and non-accrual trends, and past due and classified loan trends when determining the general reserve. The adjustment for qualitative factors requires a significant amount of judgment by management and involves a high degree of estimation uncertainty.

We identified the qualitative factor component of the allowance for loan losses as a critical audit matter as auditing the underlying qualitative factors required significant auditor judgment as amounts determined by management rely on analysis that is highly subjective and includes significant estimation uncertainty.

Our audit procedures related to the qualitative factor component of the allowance for loan losses include the following, among others:

•We obtained an understanding of the relevant controls related to management’s qualitative factor adjustments to the allowance for loan losses and tested such controls for design and operating effectiveness including controls related to management’s establishment, review and approval of the qualitative factors and the completeness and accuracy of data used in determining the qualitative factors.

•We tested the completeness and accuracy of data used by management in determining qualitative factor adjustments by agreeing them to internal and external source data.

•We assessed the reasonableness of management’s qualitative factor adjustments, including macro and local economic factors, nature and volume of loan portfolio, concentration of credit risk, net charge-off trends and non-accrual trends, and past due and classified loan trends by agreeing them to internal and external source data, evaluating the magnitude and directional consistency of such adjustments with prior periods and data points, and evaluating the consistency of such changes in accordance with the Company’s loan policy.

•We tested management’s conclusions regarding the appropriateness of the qualitative factor adjustments and agreed the impact to the allowance for loan losses calculation.

/s/ RSM US LLP

We have served as the Company’s auditor since 2017.

New Haven, Connecticut
March 10, 2021

Bankwell Financial Group, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2020	2019
ASSETS
Cash and due from banks	$405,340	$78,051
Federal funds sold	4,258	—
Cash and cash equivalents	409,598	78,051

Investment securities
Marketable equity securities, at fair value	2,207	2,118
Available for sale investment securities, at fair value	88,605	82,439
Held to maturity investment securities, at amortized cost (fair values of $20,032 and $18,307 at December 31, 2020 and 2019, respectively)	16,078	16,308
Total investment securities	106,890	100,865

Loans receivable (net of allowance for loan losses of $21,009 and $13,509 at December 31, 2020 and 2019, respectively)	1,601,672	1,588,840
Accrued interest receivable	6,579	5,959
Federal Home Loan Bank stock, at cost	7,860	7,475
Premises and equipment, net	21,762	28,522
Bank-owned life insurance	42,651	41,683
Goodwill	2,589	2,589
Other intangible assets	76	214
Deferred income taxes, net	11,300	5,788
Other assets	42,770	22,196
Total assets	$2,253,747	$1,882,182
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$270,235	$191,518
Interest bearing deposits	1,557,081	1,300,385
Total deposits	1,827,316	1,491,903

Advances from the Federal Home Loan Bank	175,000	150,000
Subordinated debentures ($25,500 face, less unamortized debt issuance costs of $242 and $293 at December 31, 2020 and 2019, respectively)	25,258	25,207
Accrued expenses and other liabilities	49,571	32,675
Total liabilities	2,077,145	1,699,785
Commitments and contingencies (Note 12)
Shareholders’ equity
Common stock, no par value; 10,000,000 shares authorized, 7,919,278 and 7,868,803 shares issued and outstanding at December 31, 2020 and 2019, respectively	121,338	120,589
Retained earnings	70,839	69,324
Accumulated other comprehensive loss	(15,575)	(7,516)
Total shareholders’ equity	176,602	182,397

Total liabilities and shareholders’ equity	$2,253,747	$1,882,182

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc.
Consolidated Statements of Income
(In thousands, except share data)

	Year Ended December 31,
	2020	2019	2018
Interest and dividend income
Interest and fees on loans	$73,665	$77,339	$74,715
Interest and dividends on securities	3,237	3,750	3,921
Interest on cash and cash equivalents	585	1,859	1,428
Total interest and dividend income	77,487	82,948	80,064
Interest expense
Interest expense on deposits	18,180	24,698	18,951
Interest expense on borrowings	4,472	4,489	4,787
Total interest expense	22,652	29,187	23,738
Net interest income	54,835	53,761	56,326
Provision for loan losses	7,605	437	3,440
Net interest income after provision for loan losses	47,230	53,324	52,886
Noninterest income
Bank owned life insurance	967	1,008	1,057
Service charges and fees	788	1,023	1,090
Gains and fees from sales of loans	43	1,791	984
Gain (loss) on sale of other real estate owned, net	19	(102)	—
Net gain on sale of available for sale securities	—	76	222
Other	1,067	1,448	547
Total noninterest income	2,884	5,244	3,900
Noninterest expense
Salaries and employee benefits	21,355	19,434	18,973
Occupancy and equipment	10,926	7,594	6,790
Data processing	3,216	2,067	2,033
Professional services	2,110	1,857	2,103
Director fees	1,214	863	1,044
FDIC insurance	791	74	779
Marketing	630	971	1,587
Other	2,571	2,766	2,324
Total noninterest expense	42,813	35,626	35,633
Income before income tax expense	7,301	22,942	21,153
Income tax expense	1,397	4,726	3,720
Net income	$5,904	$18,216	$17,433
Earnings Per Common Share:
Basic	$0.75	$2.32	$2.23
Diluted	$0.75	$2.31	$2.21
Weighted Average Common Shares Outstanding:
Basic	7,728,328	7,757,355	7,722,175
Diluted	7,748,453	7,784,631	7,775,480
Dividends per common share	$0.56	$0.52	$0.48

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$5,904	$18,216	$17,433
Other comprehensive (loss) income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available for sale securities	2,355	2,997	(1,632)
Reclassification adjustment for gains realized in net income	—	(76)	(222)
Net change in unrealized gains (losses)	2,355	2,921	(1,854)
Income tax (expense) benefit	(539)	(614)	390
Unrealized gains (losses) on securities, net of tax	1,816	2,307	(1,464)
Unrealized losses on interest rate swaps:
Unrealized losses on interest rate swaps	(12,876)	(11,121)	(1,604)
Income tax benefit	3,001	2,335	337
Unrealized losses on interest rate swaps, net of tax	(9,875)	(8,786)	(1,267)
Total other comprehensive loss, net of tax	(8,059)	(6,479)	(2,731)
Comprehensive (loss) income	$(2,155)	$11,737	$14,702

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2018	7,751,424	$118,301	$41,032	$1,694	$161,027
Net income	—	—	17,433	—	17,433
Other comprehensive loss, net of tax	—	—	—	(2,731)	(2,731)
Cash dividends declared ($0.48 per share)	—	—	(3,759)	—	(3,759)
Stock-based compensation expense	—	1,290	—	—	1,290
Warrants exercised	22,400	400	—	—	400
Issuance of restricted stock	44,300	—	—	—	—
Forfeitures of restricted stock	(3,873)	—	—	—	—
Stock options exercised	28,020	536	—	—	536
Balance at December 31, 2018	7,842,271	120,527	54,706	(1,037)	174,196
Net income	—	—	18,216	—	18,216
Other comprehensive loss, net of tax	—	—	—	(6,479)	(6,479)
Cash dividends declared ($0.52 per share)	—	—	(4,079)	—	(4,079)
Stock-based compensation expense	—	1,020	—	—	1,020
Issuance of restricted stock	64,150	—	—	—	—
Forfeitures of restricted stock	(5,800)	—	—	—	—
Stock options exercised	2,350	30	—	—	30
Repurchase of common stock	(34,168)	(988)	—	—	(988)
ASU 2016-12 transition adjustment, net of tax	—	—	481	—	481
Balance at December 31, 2019	7,868,803	120,589	69,324	(7,516)	182,397
Net income	—	—	5,904	—	5,904
Other comprehensive loss, net of tax	—	—	—	(8,059)	(8,059)
Cash dividends declared ($0.56 per share)	—	—	(4,389)	—	(4,389)
Stock-based compensation expense	—	1,770	—	—	1,770
Issuance of restricted stock	109,199	—	—	—	—
Forfeitures of restricted stock	(1,725)	—	—	—	—
Stock options exercised	1,500	16	—	—	16
Repurchase of common stock	(58,499)	(1,037)	—	—	(1,037)
Balance at December 31, 2020	7,919,278	$121,338	$70,839	$(15,575)	$176,602
See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$5,904	$18,216	$17,433
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net amortization (accretion) of premiums and discounts on investment securities	95	(368)	(54)
Provision for loan losses	7,605	437	3,440
(Credit) provision for deferred income taxes	(3,516)	276	1,284
Net gain on sales of available for sale securities	—	(76)	(222)
Change in fair value of marketable equity securities	(54)	(66)	—
Depreciation and amortization	3,276	3,377	1,732
Impairment of right-of-use asset	280	—	—
Amortization of debt issuance costs	52	52	52
Increase in cash surrender value of bank-owned life insurance	(967)	(1,008)	(1,057)
Gains and fees from sales of loans	(43)	(1,791)	(984)
Stock-based compensation	1,770	1,020	1,290
Net amortization of purchase accounting adjustments	138	76	239
Loss on sale of premises and equipment	35	10	44
(Gain) loss on sale and write-downs of other real estate owned, net	(19)	102	—
Write down of assets held for sale	1,652	—	—
Net change in:
Deferred loan fees	809	(360)	(745)
Accrued interest receivable	(620)	416	(465)
Other assets	(19,582)	(12,883)	(1,008)
Accrued expenses and other liabilities	1,673	(799)	(1,002)
Net cash (used in) provided by operating activities	(1,512)	6,631	19,977
Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	14,522	9,881	9,430
Proceeds from principal repayments on held to maturity securities	238	226	180
Net proceeds from sales and calls of available for sale securities	2,200	16,455	12,377
Net proceeds from sales and calls of held to maturity securities	—	4,900	—
Purchases of available for sale securities	(20,636)	(12,270)	(24,379)
Purchases of marketable equity securities	(35)	(43)	(2,003)
Net increase in loans	(21,426)	(3,359)	(68,923)
Loan principal sold from loans not originated for sale	(2,265)	(25,510)	(8,980)
Proceeds from sales of loans not originated for sale	2,307	27,301	9,964
Disposals (purchases) of premises and equipment, net	3,337	(645)	(3,351)
(Purchase) reduction of Federal Home Loan Bank stock	(385)	635	1,073
Proceeds from sale of other real estate owned	199	1,115	—
Net cash (used in) provided by investing activities	(21,944)	18,686	(74,612)

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc. Consolidated Statements of Cash Flows - Continued (In thousands)
Cash flows from financing activities
Net change in time certificates of deposit	89	12,419	(16,541)
Net change in other deposits	335,324	(22,760)	120,380
Net change in FHLB advances	25,000	(10,000)	(39,000)
Proceeds from exercise of warrants	—	—	400
Proceeds from exercise of options	16	30	536
Dividends paid on common stock	(4,389)	(4,079)	(3,759)
Repurchase of common stock	(1,037)	(988)	—
Net cash provided by (used in) financing activities	355,003	(25,378)	62,016
Net increase (decrease) in cash and cash equivalents	331,547	(61)	7,381
Cash and cash equivalents:
Beginning of year	78,051	78,112	70,731
End of period	$409,598	$78,051	$78,112
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$23,044	$23,937	$18,662
Income taxes	4,030	2,893	3,685
Noncash investing and financing activities
Loans transferred to other real estate owned	180	1,217	—
Premises and equipment transferred to held for sale	4,265	—	—
Net change in unrealized losses or gains on available-for-sale securities	2,355	2,921	(1,854)
Net change in unrealized losses or gains on interest rate swaps	(12,876)	(11,121)	(1,604)
Establishment of right-of-use-asset and lease liability	169	11,493	—
ASU 2016-02 transition adjustment, net of tax	—	481	—

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Nature of Operations and Summary of Significant Accounting Policies
Bankwell Financial Group, Inc. (the "Parent Corporation") is a bank holding company headquartered in New Canaan, Connecticut. The Parent Corporation offers a broad range of financial services through its banking subsidiary, Bankwell Bank (the "Bank" and, collectively with the Parent Corporation and the Parent Corporation's subsidiaries, "we", "our", "us", or the "Company"). In November 2013, the Bank acquired The Wilton Bank and in October 2014, the Bank acquired Quinnipiac Bank and Trust Company.
The Bank is a Connecticut state chartered commercial bank, founded in 2002, whose deposits are insured under the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank provides a full range of banking services to commercial and consumer customers, primarily concentrated in the New York metropolitan area and throughout Connecticut, with the majority of the Company's loans in Fairfield and New Haven Counties, Connecticut, with branch locations in New Canaan, Stamford, Fairfield, Wilton, Westport, Darien, Norwalk, and Hamden, Connecticut.
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
Section 4013 of the CARES Act permits a financial institution to elect to suspend troubled debt restructuring accounting, in certain circumstances, beginning March 1, 2020 and ending on the earlier of January 1, 2022, or sixty days after the national emergency concerning COVID-19 terminates. All short term loan modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any request for relief are not considered TDRs.
If a performing loan is restructured into a TDR it remains in performing status. If a nonperforming loan is restructured into a TDR, it continues to be carried in nonaccrual status. Nonaccrual classification may be removed if the borrower demonstrates compliance with the modified terms for a minimum of six months. TDR’s are reported as such for at least one year from the date of restructuring. In years after the restructuring, troubled debt restructured loans may be removed from this classification if the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring and the loan is not deemed to be impaired based on the modified terms.
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
The allowance for loan losses consists of specific and general components. The specific component relates to impaired loans that are classified as "doubtful", "substandard" or "special mention". For these loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non classified loans and is based on historical loss experience, including appropriate peer data, adjusted for qualitative factors. Management considers several qualitative factors, both internal and external to the Company, including valuation of underlying collateral; macro and local economic factors; nature and volume of loan portfolio; concentration of credit risk; net charge-off trends and non-accrual trends, and past due and classified loan trends when determining the general reserve.
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
Assets Held for Sale
Assets held for sale (excluding loans) consist of real estate properties that are expected to sell within a year. The assets are reported at the lower of the carrying amount or fair value less costs to sell. Depreciation is not recognized on any assets that are classified as held for sale.
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
In the ordinary course of business there is inherent uncertainty in quantifying the Company’s income tax positions. Income tax positions and recorded tax benefits assessed for all years are subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have determined the amount of the tax benefit to be recognized by estimating the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company has $394 thousand and $269 thousand of liabilities for uncertain tax positions at December 31, 2020 and 2019, respectively. Where applicable, associated interest and penalties have also been recognized. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.
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
Comprehensive Income
Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives accounted for as cash flow hedges. The Company’s total comprehensive income or loss for the years ended December 31, 2020, 2019 and 2018 is reported in the Consolidated Statements of Comprehensive Income.
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at either December 31, 2020 or December 31, 2019. The estimated fair value amounts have been measured as of the respective period-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.
Derivative Instruments
The effective portion of unrealized changes in the fair value of derivatives accounted for as cash flow hedges is reported in other comprehensive income and subsequently reclassified to earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The Bank assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. The interest rate swap assets are presented in other assets and the interest rate swap liabilities are presented in accrued expenses and other liabilities in the consolidated balance sheets. The hedge strategy converts the contractually specified interest rate on short-term rolling FHLB advances or Brokered CDs to long-term fixed interest rates, thereby protecting the Bank from interest rate variability. The Company does not offset derivative assets and derivative liabilities for financial statement presentation purposes.
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
ASU No. 2020-04, Reference Rate Reform (Topic 848): "Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. Optional expedients include that modifications of contracts should be accounted for by prospectively adjusting the effective interest rate and modifications of leases should be accounted for as a continuation of the existing contract with no reassessments of lease classification and discount rate or remeasurements of lease payments. This ASU also provides many practical expedients for derivative accounting. In addition, an entity may elect to sell and/or transfer held to maturity securities that reference a rate affected by the reference rate reform classified as held to maturity prior to January 1, 2020. In particular, the Company made the following elections as it relates to hedging relationships; (1) Option to not reassess a previous accounting determination (paragraph 848-20-35-2); (2) Option to not dedesignate a hedging relationship due to a change in critical term (paragraph 848-20-35-3); (3) Option to change the contractual terms of a hedging instrument, hedged item, or forecasted transaction and to not dedesignate a hedging relationship (paragraph 848-30-25-5); (4) Adopt expedient ASC 848-50-25-2 to assert probability of the hedged interest regardless of any expected modification in terms related to reference rate reform; and (5) To continue the method of assessing effectiveness as documented in the original hedge documentation and apply the expedient in ASC 848-50-35-17 so that the reference rate on the hypothetical derivative matches the reference rate on the hedging instrument. For new hedging relationships designated subsequent to December 31, 2020, the Company elects to apply the expedient in ASC 848-50-25-11 to assume that the reference rate will not be replaced for the remainder of the hedging relationship. The application of this guidance did not have a material impact on the Company's financial statements.

2.    Shareholders’ Equity
Common Stock
The Company has 10,000,000 shares authorized and 7,919,278 shares issued and outstanding at December 31, 2020 and 10,000,000 shares authorized and 7,868,803 shares issued and outstanding at December 31, 2019. The Company's stock is traded on the NASDAQ stock market under the ticker symbol BWFG.
Warrants
In connection with a 2014 acquisition and the associated merger agreement, the Company had issued warrants convertible to shares of common stock at a pre-determined price and exchange ratio. The Company does not have any warrants outstanding as of December 31, 2020.
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
Issuer Purchases of Equity Securities
On December 19, 2018, the Company's Board of Directors authorized a share repurchase program of up to 400,000 shares of the Company's Common Stock. The Company intends to accomplish the share repurchases through open market transactions, though the Company could accomplish repurchases through other means, such as privately negotiated transactions. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The share repurchase plan does not obligate the Company to acquire any particular amount of Common Stock, and it may be modified or suspended at any time at the Company's discretion. During the year ended December 31, 2020, the Company purchased 58,499 shares of its Common Stock at a weighted average price of $17.69 per share. During the year ended December 31, 2019, the Company purchased 34,168 shares of its Common Stock at a weighted average price of $28.87 per share.

3.    Goodwill and other intangible assets
Information on goodwill for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
	(In thousands)
Balance, beginning of the period	$2,589	$2,589	$2,589
Impairment	—	—	—
Balance, end of the period	$2,589	$2,589	$2,589
The Company tests for goodwill impairment annually as of June 30th. No impairment was required to be recorded on goodwill in 2020, 2019 or 2018.
The table below provides information regarding the carrying amounts and accumulated amortization of amortized intangible assets as of the dates set forth below. The remaining net intangible asset as of December 31, 2020 will be amortized over a period of approximately 2 years.

	Gross Intangible Asset	Accumulated Amortization	Net Intangible Asset
	(In thousands)
December 31, 2020
Core deposit intangible	$1,029	$953	$76
December 31, 2019
Core deposit intangible	$1,029	$815	$214

4.    Investment Securities
The amortized cost, gross unrealized gains and losses and fair values of available for sale and held to maturity securities segregated by contractual maturity at December 31, 2020 were as follows:

	December 31, 2020
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Less than one year	$9,976	$172	$—	$10,148
Due from five through ten years	8,038	848	—	8,886
Due after ten years	55,560	2,284	—	57,844
Total U.S. Government and agency obligations	73,574	3,304	—	76,878

Corporate bonds
Due from one through five years	4,000	57	—	4,057
Due from five through ten years	6,000	163	—	6,163
Due after ten years	1,500	7	—	1,507
Total Corporate bonds	11,500	227	—	11,727

Total available for sale securities	$85,074	$3,531	$—	$88,605

Held to maturity securities:
State agency and municipal obligations
Due after ten years	$16,018	$3,944	$—	$19,962

Government-sponsored mortgage backed securities
No contractual maturity	60	10	—	70
Total held to maturity securities	$16,078	$3,954	$—	$20,032

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
There were no sales of investment securities during the year ended December 31, 2020. The gross realized gains on the sales of investment securities totaled $0.1 million for the year ended December 31, 2019. The gross realized losses on the sales of investment securities totaled $17.0 thousand for the year ended December 31, 2019.
At December 31, 2020 and December 31, 2019, none of the Company's securities were pledged as collateral with the Federal Home Loan Bank ("FHLB") or any other institution.
As of December 31, 2020, the actual duration of the Company's available for sale securities were significantly shorter than the notional maturities.
At December 31, 2020, the Company held marketable equity securities with a fair value of $2.2 million and an amortized cost of $2.1 million. At December 31, 2019, the Company held marketable equity securities with a fair value of $2.1 million and an amortized cost of $2.0 million. These securities represent an investment in mutual funds that have a primary objective to make investments for CRA purposes.
There were two investment securities as of December 31, 2019, in which the fair value of the security was less than the amortized cost of the security. There were no such investment securities as of December 31, 2020.
The following table provides information regarding investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2019:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)
December 31, 2019
U.S. Government and agency obligations	$99	$(1)	1.01%	$998	$(1)	0.13%	$1,097	$(2)	0.21%
Total investment securities	$99	$(1)	1.01%	$998	$(1)	0.13%	$1,097	$(2)	0.21%

5.    Loans Receivable and Allowance for Loan Losses
The following table sets forth a summary of the loan portfolio at December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
	(In thousands)
Real estate loans:
Residential	$113,557	$147,109
Commercial	1,148,383	1,128,614
Construction	87,007	98,583
	1,348,947	1,374,306
Commercial business(1)	276,601	230,028
Consumer	79	150
Total loans	1,625,627	1,604,484
Allowance for loan losses	(21,009)	(13,509)
Deferred loan origination fees, net	(2,946)	(2,137)
Unamortized loan premiums	—	2
Loans receivable, net	$1,601,672	$1,588,840
(1) The December 31, 2020 balance includes $34.8 million of PPP loans made under the CARES Act.
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
Commercial Business:   This portfolio segment includes commercial business loans secured by assignments of corporate assets and personal guarantees of the business owners. Commercial business loans generally have higher interest rates and shorter terms than other loans, but they also have increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business. This segment also includes PPP loans made under the CARES Act to small businesses impacted by COVID-19, to cover payroll and other operating expenses. Loans extended under the PPP are fully guaranteed by the U.S. Small Business Administration ("SBA").
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
The following tables set forth the activity in the Company’s allowance for loan losses for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, by portfolio segment:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
For the Year Ended December 31, 2020
Beginning balance	$730	$10,551	$324	$1,903	$1	$13,509
Charge-offs	—	—	—	(83)	(40)	(123)
Recoveries	—	15	—	—	3	18
(Credits) Provisions	(120)	5,859	(103)	1,933	36	7,605
Ending balance	$610	$16,425	$221	$3,753	$—	$21,009

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
For the Year Ended December 31, 2019
Beginning balance	$857	$11,562	$140	$2,902	$1	$15,462
Charge-offs	(875)	(594)	—	(897)	(75)	(2,441)
Recoveries	—	—	—	19	32	51
Provisions (Credits)	748	(417)	184	(121)	43	437
Ending balance	$730	$10,551	$324	$1,903	$1	$13,509

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
For the Year Ended December 31, 2018
Beginning balance	$1,721	$12,777	$907	$3,498	$1	$18,904
Charge-offs	(420)	(5,614)	—	(815)	(77)	(6,926)
Recoveries	—	18	—	19	7	44
(Credits) provisions	(444)	4,381	(767)	200	70	3,440
Ending balance	$857	$11,562	$140	$2,902	$1	$15,462

Loans evaluated for impairment and the related allowance for loan losses as of December 31, 2020 and December 31, 2019 were as follows:

	Portfolio	Allowance
	(In thousands)
December 31, 2020
Loans individually evaluated for impairment:
Residential real estate	$4,604	$—
Commercial real estate	37,579	4,960
Construction	8,997	—
Commercial business	6,507	85
Subtotal	57,687	5,045
Loans collectively evaluated for impairment:
Residential real estate	108,953	610
Commercial real estate	1,110,804	11,465
Construction	78,010	221
Commercial business	270,094	3,668
Consumer	79	—
Subtotal	1,567,940	15,964
Total	$1,625,627	$21,009

As of December 31, 2020, of the $57.7 million of loans individually evaluated for impairment a total of $10.0 million of these loans were determined to not be impaired.

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
Risk ratings are assigned as necessary to differentiate risk within the portfolio. They are reviewed on an ongoing basis through the annual loan review process performed by Company personnel, normal renewal activity and the quarterly Watch List and watched asset report process. They are revised to reflect changes in the borrower's financial condition and outlook, debt service coverage capability, repayment performance, collateral value and coverage as well as other considerations. In addition to internal review at multiple points, outsourced loan review opines on risk ratings with regard to the sample of loans their review covers.

The following tables present credit risk ratings by loan segment as of December 31, 2020 and December 31, 2019:

	Commercial Credit Quality Indicators
	December 31, 2020				December 31, 2019
	Commercial Real Estate	Construction	Commercial Business	Total	Commercial Real Estate	Construction	Commercial Business	Total
	(In thousands)
Pass	$1,105,825	$78,010	$269,728	$1,453,563	$1,104,164	$98,583	$208,932	$1,411,679
Special mention	12,560	—	2,055	14,615	10,247	—	16,766	27,013
Substandard	29,998	8,997	3,247	42,242	14,203	—	854	15,057
Doubtful	—	—	1,571	1,571	—	—	3,476	3,476
Loss	—	—	—	—	—	—	—	—
Total loans	$1,148,383	$87,007	$276,601	$1,511,991	$1,128,614	$98,583	$230,028	$1,457,225

	Residential and Consumer Credit Quality Indicators
	December 31, 2020			December 31, 2019
	Residential Real Estate	Consumer	Total	Residential Real Estate	Consumer	Total
	(In thousands)
Pass	$108,953	$79	$109,032	$143,089	$150	$143,239
Special mention	713	—	713	—	—	—
Substandard	3,714	—	3,714	3,832	—	3,832
Doubtful	177	—	177	188	—	188
Loss	—	—	—	—	—	—
Total loans	$113,557	$79	$113,636	$147,109	$150	$147,259

Loan portfolio aging analysis
When a loan is 15 days past due, the Company sends the borrower a late notice. The Company attempts to contact the borrower by phone if the delinquency is not corrected promptly after the notice has been sent. When the loan is 30 days past due, the Company mails the borrower a letter reminding the borrower of the delinquency, and attempts to contact the borrower personally to determine the reason for the delinquency and ensure the borrower understands the terms of the loan. If necessary, after the 90th day of delinquency, the Company may take other appropriate legal action. A summary report of all loans 30 days or more past due is provided to the Board of Directors of the Company periodically. Loans greater than 90 days past due are generally put on nonaccrual status. A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt. A loan is considered to be no longer delinquent when timely payments are made for a period of at least six months (one year for loans providing for quarterly or semi-annual payments) by the borrower in accordance with the contractual terms. Loans that are granted payment deferrals under the CARES Act are not required to be reported as past due or placed on non-accrual status if the criteria under section 4013 of the CARES Act are met.
The following tables set forth certain information with respect to the Company's loan portfolio delinquencies by portfolio segment as of December 31, 2020 and December 31, 2019:

	December 31, 2020
	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$245	$—	$177	$422	$113,135	$113,557
Commercial real estate	1,305	193	2,541	4,039	1,144,344	1,148,383
Construction	8,997	—	—	8,997	78,010	87,007
Commercial business	45	55	1,526	1,626	274,975	276,601
Consumer	—	—	—	—	79	79
Total loans	$10,592	$248	$4,244	$15,084	$1,610,543	$1,625,627

	December 31, 2019
	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$—	$943	$281	$1,224	$145,885	$147,109
Commercial real estate	355	—	5,935	6,290	1,122,324	1,128,614
Construction	1,357	—	—	1,357	97,226	98,583
Commercial business	—	—	3,455	3,455	226,573	230,028
Consumer	—	—	—	—	150	150
Total loans	$1,712	$943	$9,671	$12,326	$1,592,158	$1,604,484
There were no loans delinquent greater than 90 days and still accruing interest as of December 31, 2020 or December 31, 2019.
Loans on nonaccrual status
The following is a summary of nonaccrual loans by portfolio segment as of December 31, 2020 and December 31, 2019:

	December 31,
	2020	2019
	(In thousands)
Residential real estate	$1,492	$1,560
Commercial real estate	21,093	5,222
Commercial business	1,834	3,806
Construction	8,997	—
Total	$33,416	$10,588
Interest income on loans that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the years ended December 31, 2020, 2019 and 2018 was $0.8 million, $0.7 million and $1.1 million, respectively. There was no interest income recognized on these loans for the year ended December 31, 2020. There was $44 thousand and $11 thousand of interest income recognized for these loans for the years ended December 31, 2019 and 2018, respectively.
At December 31, 2020 and December 31, 2019, there were no commitments to lend additional funds to borrowers on nonaccrual status. Nonaccrual loans with no specific reserve totaled $17.5 million and $9.6 million at December 31, 2020 and December 31, 2019, respectively.

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
The following tables summarize impaired loans by portfolio segment and the average carrying amount and interest income recognized on impaired loans by portfolio segment as of December 31, 2020, December 31, 2019 and December 31, 2018:

	As of and for the Year Ended December 31, 2020
	Carrying Amount	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$3,891	$4,108	$—	$3,985	$89
Commercial real estate	8,964	9,282	—	9,246	149
Construction	8,997	8,997	—	8,997	—
Commercial business	1,899	2,512	—	1,971	19
Total impaired loans without a valuation allowance	23,751	24,899	—	24,199	257
Impaired loans with a valuation allowance:
Commercial real estate	21,035	21,049	4,960	20,852	283
Commercial business	2,920	2,922	85	2,965	—
Total impaired loans with a valuation allowance	23,955	23,971	5,045	23,817	283
Total impaired loans	$47,706	$48,870	$5,045	$48,016	$540

	As of and for the Year Ended December 31, 2019
	Carrying Amount	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$4,020	$4,144	$—	$4,094	$123
Commercial real estate	8,571	8,859	—	8,250	203
Commercial business	3,915	5,126	—	3,887	25
Total impaired loans without a valuation allowance	16,506	18,129	—	16,231	351
Impaired loans with a valuation allowance:
Commercial real estate	5,632	5,647	372	5,682	25
Commercial business	415	417	134	441	9
Total impaired loans with a valuation allowance	6,047	6,064	506	6,123	34
Total impaired loans	$22,553	$24,193	$506	$22,354	$385

	As of and for the Year Ended December 31, 2018
	Carrying Amount	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$4,520	$4,613	$—	$4,906	$106
Commercial real estate	6,383	12,191	—	11,713	20
Commercial business	5,212	6,051	—	4,945	297
Consumer	3	3	—	4	—
Total impaired loans without a valuation allowance	16,118	22,858	—	21,568	423
Impaired loans with a valuation allowance:
Residential real estate	2,014	2,054	233	2,049	—
Commercial real estate	943	945	133	684	25
Total impaired loans with a valuation allowance	2,957	2,999	366	2,733	25
Total impaired loans	$19,075	$25,857	$366	$24,301	$448

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
Loans classified as TDRs totaled $9.1 million at December 31, 2020 and $9.6 million at December 31, 2019. The following table provides information on loans that were modified as TDRs during the periods presented:

				Outstanding Recorded Investment
	Number of Loans			Pre-Modification			Post-Modification
	2020	2019	2018	2020	2019	2018	2020	2019	2018
	(Dollars in thousands)
Years ended December 31,
Commercial real estate	—	1	1	$—	$4,898	$37	$—	$4,676	$29
Residential real estate	—	1	3	—	34	3,394	—	34	3,390
Commercial business	—	2	1	—	465	608	—	465	608
Total	—	4	5	$—	$5,397	$4,039	$—	$5,175	$4,027

At December 31, 2020 and December 31, 2019, there were three nonaccrual loans identified as TDRs totaling $1.4 million and three nonaccrual loans identified as TDRs totaling $1.6 million, respectively.
There were no loans modified in a troubled debt restructuring that re-defaulted during the year ended December 31, 2020. Two loans previously modified as a TDR, in the amount of $1.3 million, re-defaulted during the year ended December 31, 2019.
The following table provides information on how loans were modified as a TDR for the years ended December 31, 2020, December 31, 2019 and 2018.

	December 31,
	2020	2019	2018
	(In thousands)
Maturity Concession	$—	$125	$—
Maturity and payment concession	—	—	750
Maturity and rate concession	—	—	608
Payment concession	—	4,676	2,669
Rate and payment concession	—	374	—
Total	$—	$5,175	$4,027

Section 4013 of the CARES Act provides relief from certain requirements under GAAP and permits a financial institution to elect to suspend troubled debt restructuring accounting, in certain circumstances, beginning March 1, 2020 and ending on the earlier of January 1, 2022, or sixty days after the national emergency concerning COVID-19 terminates. All short term loan modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any request for relief are not considered TDRs.
As of December 31, 2020, the Company had active COVID-19 related deferrals totaling $29.4 million (excluding SBA loans, which are paid for 6 months by the SBA on behalf of borrowers). The Company granted initial three month payment deferral periods and, in some instances, extended the initial payment deferral period. This excludes SBA loans, which are mandated to receive an automatic six month deferral. These deferrals are not considered troubled debt restructurings based on Section 4013 of the CARES Act and interagency guidance issued in March of 2020.

6. Premises and Equipment
At December 31, 2020 and December 31, 2019, premises and equipment consisted of the following:

	December 31,
	2020	2019
	(In thousands)
Land	$850	$2,300
Building	9,866	14,169
Right-of-use asset	8,591	10,084
Leasehold improvements	5,418	5,339
Furniture and fixtures	2,954	2,505
Equipment	3,581	3,337
Automobiles	67	67
Premises and equipment, gross	31,327	37,801
Accumulated depreciation and amortization	(9,565)	(9,279)
Premises and equipment, net	$21,762	$28,522
For the years ended December 31, 2020, December 31, 2019 and December 31, 2018, depreciation and amortization expense related to premises and equipment totaled $3.3 million, $3.4 million and $1.7 million, respectively. For the years ended December 31, 2020 and December 31, 2019, depreciation and amortization expense includes amortization of the right-of-use-asset, totaling $1.4 million for each year.
For the year ended December 31, 2020, the right-of-use asset, totaling $8.6 million, includes an impairment charge of $0.3 million related to a one-time expense for office and branch consolidation recognized during the fourth quarter of 2020. The impairment charge is included in occupancy and equipment expense on the consolidated statements of income.
For the year ended December 31, 2020, property totaling $4.3 million was transferred to assets held for sale. Reference Note 8 for more detail.

7.    Leases
Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of December 31, 2020, the Company leases real estate for nine branch offices under various operating lease agreements. The branch leases have maturities ranging from 2021 to 2030, some of which include options to extend the lease term. The Company is not reasonably certain to exercise these renewal options, and as a result, these optional periods are not included in determining the lease term. The weighted average remaining life of the lease term for these leases was 6.2 years as of December 31, 2020. In addition, the Company’s headquarter building (included in premises and equipment) is on land that is leased from the local municipality. As of December 31, 2020, the land lease has a remaining life of 79.7 years.

The Company utilized a weighted average discount rate of 6.0% in determining the lease liability for its branch locations and a discount rate of 5.5% for its land lease.

The total fixed operating lease costs were $2.3 million and $2.0 million for the years ended December 31, 2020 and December 31, 2019, respectively. The total variable operating lease costs were $0.1 million for each of the years ended December 31, 2020 and December 31, 2019. The right-of-use-asset, included in premises and equipment, net was $8.6 million as of December 31, 2020 and the corresponding lease liability, included in accrued expenses and other liabilities was $9.0 million as of December 31, 2020.

Future minimum lease payments as of December 31, 2020 are as follows:

December 31, 2020
(In thousands)
2021	$1,826
2022	1,200
2023	1,189
2024	773
2025	715
Thereafter	17,226
Total	$22,929
A reconciliation of the undiscounted cash flows in the maturity table above and the lease liability recognized in the consolidated balance sheet as of December 31, 2020, is shown below:

December 31, 2020
(In thousands)
Undiscounted cash flows	$22,929
Discount effect of cash flows	(13,956)
Lease liability	$8,973

8.    Other Assets
The components of other assets as of December 31, 2020 and December 31, 2019 are summarized below:

	December 31, 2020	December 31, 2019
	(In thousands)
Deferred compensation	$2,121	$2,763
Servicing assets, net of valuation allowance	628	978
Derivative assets	4,444	2,266
Collateral posted related to interest rate swaps	28,205	13,450
Assets held for sale	2,613	—
Other	4,759	2,739
Total Other Assets	$42,770	$22,196

Deferred compensation
The Company has a non-qualified deferred compensation plan for the Board of Directors that allows for the deferral of fees earned related to services rendered for the Company. The deferred compensation balance decreased $0.6 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily driven by contributions being more than offset by a decline in fair market value and withdrawals.
Loan servicing
The Bank sells loans in the secondary market and retains the right to service many of these loans. The Bank earns fees for the servicing provided. Loans serviced for others are not included in the accompanying consolidated balance sheets. The balance of loans serviced for others was $109.4 million and $128.3 million at December 31, 2020 and December 31, 2019, respectively. The risks inherent in servicing assets relate primarily to changes in the timing of prepayments that result from shifts in interest rates. The significant assumptions used in the valuation at December 31, 2020 for servicing assets included a discount rate of 10% and prepayment speed assumptions ranging from 3% to 16%. The significant assumptions used in the valuation at December 31, 2019 for servicing assets included a discount rate ranging from 10% to 11% and prepayment speed assumptions ranging from 3% to 19%.
The carrying value of loan servicing rights was $0.6 million and $1.0 million as of December 31, 2020 and December 31, 2019, respectively.

The following table presents the changes in carrying value for loan servicing assets:

	December 31, 2020	December 31, 2019
	(In thousands)
Loan servicing rights:
Balance at beginning of year	$978	$870
Servicing rights capitalized	16	440
Servicing rights amortized	(128)	(141)
Servicing rights disposed	(338)	(153)
Change in valuation allowance	100	(38)
Balance at end of year	$628	$978

Included in accrued expenses and other liabilities as of December 31, 2020 and December 31, 2019, respectively, are $21 thousand and $63 thousand for loan servicing liabilities related to loans serviced for others for which the Company does not receive a servicing fee.
Assets held for sale
For the year ended December 31, 2020, the assets held for sale balance of $2.6 million consists of a Bank owned property that is currently being marketed for sale. Upon the transfer to held for sale, the asset was written down to its fair market value, less costs to sell, and a charge of $1.7 million was recognized for the year ended December 31, 2020. The impairment charge is included in occupancy and equipment expense on the consolidated statements of income. The asset held for sale is included in other assets on the consolidated balance sheets.

9.    Deposits
At December 31, 2020 and December 31, 2019, deposits consisted of the following:

	December 31,
	2020	2019
	(In thousands)
Noninterest bearing demand deposit accounts	$270,235	$191,518
Interest bearing accounts:
NOW	101,737	70,020
Money market	669,364	419,495
Savings	158,750	183,729
Time certificates of deposit	627,230	627,141
Total interest bearing accounts	1,557,081	1,300,385
Total deposits	$1,827,316	$1,491,903

Maturities of time certificates of deposit as of December 31, 2020 and December 31, 2019 are summarized below:

	December 31,
	2020	2019
	(In thousands)
2020	$—	$430,361
2021	418,117	167,933
2022	50,425	28,515
2023	128,495	239
2024	30,160	93
2025	33	—
Total	$627,230	$627,141

The aggregate amount of individual certificate accounts, including brokered deposits with balances of $250,000 or more, were approximately $353.7 million and $307.1 million at December 31, 2020 and December 31, 2019, respectively.
Brokered certificate of deposits totaled $238.9 million and $179.8 million at December 31, 2020 and December 31, 2019, respectively. Certificates of deposits from national listing services totaled $18.4 million at December 31, 2020 and $21.3 million at December 31, 2019. Brokered money market accounts totaled $13.5 million and $39.9 million at December 31, 2020 and 2019, respectively.
The following table summarizes interest expense by account type for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
NOW	$141	$128	$157
Money market	4,071	7,139	6,431
Savings	1,368	2,968	1,649
Time certificates of deposit	12,600	14,463	10,714
Total interest expense on deposits	$18,180	$24,698	$18,951

10.    Federal Home Loan Bank Advances and Other Borrowings
The following is a summary of FHLB advances with maturity dates and weighted average rates at December 31, 2020 and December 31, 2019:

	December 31,
	December 31, 2020		December 31, 2019
	Amount Due	Weighted Average Rate(1)	Amount Due	Weighted Average Rate(1)
	(Dollars in thousands)
Year of Maturity:
2020	$—	—%	$150,000	1.93%
2021	175,000	1.84	—	—
Total advances	$175,000	1.84%	$150,000	1.93%
(1) The Company's FHLB borrowings are subject to longer term swap agreements and the weighted average rate reflects the all in swap rate under these long term swap agreements.
$175 million of the above mentioned FHLB advances as of December 31, 2020 were subject to interest rate swap transactions and $125 million of the above mentioned FHLB advances as of December 31, 2019 were subject to interest rate swap transactions, see Note 18.
Interest expense on FHLB advances, excluding related interest on swaps, totaled $1.3 million, $3.6 million and $3.9 million for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively.
The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At December 31, 2020, the Company had pledged eligible loans with a book value of $847.0 million as collateral to support borrowing capacity at the FHLB of Boston. As of December 31, 2020, the Company has immediate availability to borrow an additional $347.9 million based on qualified collateral.
At December 31, 2020, the Bank had a secured letter of credit with the FHLB and unsecured lines of credit with Atlantic Community Bankers Bank, Zions Bank and Texas Capital Bank. The total letter or line of credit and the amount outstanding at December 31, 2020 is summarized below:

	December 31, 2020
	Total Letter or Line of Credit	Total Outstanding
	(In thousands)
FHLB	$20,000	$—
Atlantic Community Bankers Bank	12,000	—
Zions Bank	25,000	—
Texas Capital Bank	5,000	—
Total	$62,000	$—

Federal Home Loan Bank Stock
As a member of the FHLB, the Bank is required to maintain investments in their capital stock. The Bank owned 78,596 shares and 74,744 shares at December 31, 2020 and December 31, 2019, respectively. There is no ready market or quoted market values for the stock and as such is classified as restricted stock. The shares have a par value of $100 and are carried on the consolidated balance sheets at cost, and evaluated for impairment, as the stock is only redeemable at par subject to the redemption practices of the FHLB.
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
Management evaluated the stock and concluded that the stock was not impaired as of December 31, 2020 or December 31, 2019.

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
The Notes have been structured to qualify for the Company as Tier 2 capital under regulatory guidelines. We used the net proceeds for general corporate purposes, which included maintaining liquidity at the holding company, providing equity capital to the Bank to fund balance sheet growth and the Company's working capital needs. In the third quarter of 2020, the Notes were assigned an investment grade rating of BBB- by Kroll Bond Rating Agency.
The Company recognized $1.5 million in interest expense related to its subordinated debt for each of the years ended December 31, 2020, 2019, and 2018.

12.    Commitments and Contingencies
Leases
Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of December 31, 2020, the Company leases real estate for nine branch offices under various operating lease agreements. The branch leases have maturities ranging from 2021 to 2030, some of which include options to extend the lease term. In addition, the Company’s headquarter building is on land that is leased from the local municipality. Reference Note 7 for further detail.
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

Financial instruments whose contract amounts represented credit risk at December 31, 2020 and December 31, 2019 were as follows:

	December 31,
	2020	2019
	(In thousands)
Commitments to extend credit:
Loan commitments	$114,574	$102,986
Undisbursed construction loans	117,457	80,472
Unused home equity lines of credit	5,029	6,284
	$237,060	$189,742
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
These commitments subject the Company to potential exposure in excess of amounts recorded in the financial statements, and therefore, management maintains a specific reserve for unfunded credit commitments. This reserve is reported as a component of accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. The reserve for unfunded commitments totaled $90 thousand at December 31, 2020 and $120 thousand at December 31, 2019.
As of December 31, 2020, the Bank had a remaining capital commitment of $2.8 million to a Small Business Investment Company ("SBIC"). This lending fund represents a related party business entity associated with one of the Company's Directors. Contributions to this fund represent an equity investment for the Company. In addition, as of December 31, 2020, the Bank had a commitment of $0.1 million, payable evenly over three years, to a non-profit business.

13.    Income Taxes
The components of income tax expense for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 consisted of:

	December 31,
	2020	2019	2018
	(In thousands)
Current provision:
Federal	$4,295	$4,137	$2,251
State	618	313	185
Total current	4,913	4,450	2,436
Deferred (credit) provision:
Federal	(3,071)	276	1,284
State	(445)	—	—
Total deferred	(3,516)	276	1,284

Total income tax expense	$1,397	$4,726	$3,720

In October, 2015, the Company created Bankwell Loan Servicing Group, Inc., a Passive Investment Company (“PIC”) organized for state income tax purposes. The PIC is a wholly-owned subsidiary of the Bank operating in accordance with Connecticut statutes. The PIC’s activities are limited in scope to holding and managing loans that are collateralized by real estate. Income earned by a PIC is determined in accordance with the statutory requirements for a passive investment company and the dividends paid by the PIC to the Bank are not taxable income for Connecticut income tax purposes. As a result of the formation of the PIC, the Bank is currently not subject to Connecticut income taxes. State taxes are being recognized for income taxes on income earned in other states.
A reconciliation of the anticipated income tax expense, computed by applying the statutory federal income tax rate of 21% for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 to the income before income taxes, to the amount reported in the consolidated statements of income for the years ended December 31, 2020, December 31, 2019, and December 31, 2018 was as follows:

	December 31,
	2020	2019	2018
	(In thousands)
Income tax expense at statutory federal rate	$1,533	$4,818	$4,442
State tax expense, net of federal tax effect	174	223	99
Income exempt from tax	(345)	(368)	(403)
Stock compensation	101	(3)	(68)
Deferred director fees	2	(14)	(100)
Other items, net	(68)	70	(250)
Income tax expense	$1,397	$4,726	$3,720

At December 31, 2020 and December 31, 2019, the components of deferred tax assets and liabilities were as follows:

	December 31,
	2020	2019
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$4,724	$2,862
Net operating loss carryforwards	444	481
Deferred fees	1,433	1,120
Deferred director fees	341	174
Start-up costs	70	91
Unrealized loss on derivatives	5,246	2,245
Lease liabilities	2,009	2,132
Other	1,311	302
Gross deferred tax assets	15,578	9,407
Deferred tax liabilities:
Deferred expenses	774	671
Servicing rights	136	192
Core deposit intangible	17	45
Depreciation	309	210
Unrealized gain on available for sale securities	786	247
Right-of-use-assets	1,986	2,117
Other	270	137
Gross deferred tax liabilities	4,278	3,619
Net deferred tax asset	$11,300	$5,788
A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. Management evaluated its remaining deferred tax assets and believes no valuation allowances are needed at December 31, 2020.
At December 31, 2020, the Company had federal net operating loss carryovers of $2.1 million. The carryovers were transferred to the Company upon the merger with The Wilton Bank. The losses will expire after 2032 and are subject to certain annual limitations which amount to $176 thousand per annum.
Management regularly analyzes their tax positions and at December 31, 2020 management has established a reserve for uncertain tax positions in conjunction with the Company's out of state lending activity. The total reserve for uncertain tax positions totaled $394 thousand as of December 31, 2020. The tax years 2017 and subsequent are subject to examination by federal and state taxing authorities. The statute of limitations has expired on the years before 2017. No examinations are currently in process.
The following table reflects a reconciliation of the beginning and ending balances of the Company’s uncertain tax positions:

	At December 31,
	2020	2019	2018
	(In thousands)
Balance, beginning of year	$269	$193	$393
Net additions (reductions) relating to potential liability with taxing authorities	125	76	(200)
Balance, end of year	$394	$269	$193

14.    401(K) Profit Sharing Plan
The Company’s employees are eligible to participate in The Bankwell Financial Group, Inc. and its Subsidiaries and Affiliates 401(k) Plan (the “401k Plan”). The 401k Plan covers substantially all employees who are at least 21 years of age.

Under the terms of the 401k Plan, participants can contribute up to a certain percentage of their compensation, subject to federal limitations. The Company matches eligible contributions and may make discretionary matching and/or profit sharing contributions. Participants are immediately vested in their contributions and become fully vested in the Company’s contributions after completing five years of service. The Company expensed $297 thousand, $252 thousand and $265 thousand related to the 401k Plan during the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively.

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
The following is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	For the Years Ended December 31,
	2020	2019	2018
	(In thousands, except per share data)
Net income	$5,904	$18,216	$17,433
Dividends to participating securities(1)	(70)	(46)	(51)
Undistributed earnings allocated to participating securities(1)	(23)	(166)	(178)
Net income for earnings per share calculation	$5,811	$18,004	$17,204
Weighted average shares outstanding, basic	7,728	7,757	7,722
Effect of dilutive equity-based awards(2)	20	28	53
Weighted average shares outstanding, diluted	7,748	7,785	7,775
Net earnings per common share:
Basic earnings per common share	$0.75	$2.32	$2.23
Diluted earnings per common share	$0.75	$2.31	$2.21
(1)    Represents dividends paid and undistributed earnings allocated to unvested stock-based awards that contain non-forfeitable rights to dividends.
(2)    Represents the effect of the assumed exercise of stock options and warrants and the vesting of restricted shares, as applicable, utilizing the treasury stock method.

16.    Stock Based Compensation
Equity award plans
The Company has stock options or unvested restricted stock outstanding under three equity award plans, which are collectively referred to as the “Plan.” The current plan under which any future issuances of equity awards will be made is the 2012 BNC Financial Group, Inc. Stock Plan, or the “2012 Plan,” as amended from time-to-time. All equity awards made under the 2012 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of stock options or restricted stock. At December 31, 2020, there were 610,250 shares reserved for future issuance under the 2012 Plan.
Stock options:   The Company accounts for stock options based on the fair value at the date of grant and records an expense over the vesting period of such awards on a straight line basis.
There were no options granted during the years ended December 31, 2020, December 31, 2019 or December 31, 2018.

A summary of the status of outstanding stock options at December 31, 2020 is presented below:

	December 31, 2020
	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	16,680	$16.30
Exercised	(1,500)	11.00
Options outstanding at end of period	15,180	16.82

Options exercisable at end of period	15,180	16.82
Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. The total intrinsic value of stock options exercised during the years ended December 31, 2020, December 31, 2019 and December 31, 2018 was $27.0 thousand, $40.0 thousand and $0.4 million, respectively.
The range of exercise prices for the 15,180 options exercisable at December 31, 2020 was $15.00 to $17.86 per share. The weighted average remaining contractual life for these options was 1.7 years at December 31, 2020. At December 31, 2020, all awarded options have vested, all of the outstanding options are exercisable, and the aggregate intrinsic value of these options was $41 thousand.
Restricted stock:   Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.
The following table presents the activity for restricted stock for the year ended December 31, 2020:

	December 31, 2020
	Number of Shares		Weighted Average Grant Date Fair Value
Unvested at beginning of period	110,975	(1)	$30.88
Granted	109,199	(2)	23.75
Vested	(55,080)	(3)	30.55
Forfeited	(1,725)		31.37
Unvested at end of period	163,369		26.22
(1)    Includes 21,750 shares of performance based restricted stock.
(2)    Includes 16,000 shares of performance based restricted stock.
(3)    Includes 22,651 shares of performance based restricted stock.

The total fair value of restricted stock awards vested during the year ended December 31, 2020 was $1.2 million.
The Company’s restricted stock expense for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 was $1.8 million, $1.0 million and $1.3 million, respectively. At December 31, 2020, there was $3.3 million of unrecognized stock compensation expense for restricted stock, expected to be recognized over a weighted average period of 1.9 years.
Performance based restricted stock:    The Company has 15,099 shares of performance based restricted stock outstanding as of December 31, 2020 pursuant to the Company’s 2012 Stock Plan. The awards vest over a three year service period, provided certain performance metrics are met. The share quantity that ultimately vests can range between 0% and 200% for the 5,499 shares of performance based restricted stock granted prior to December 31, 2019, which is dependent on the degree to which the performance metrics are met. The Company records an expense over the vesting period based on (a) the probability that the performance metric will be met and (b) the fair market value of the Company’s stock at the date of the grant.

17.    Comprehensive Income
Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives. The Company's derivative instruments are utilized to manage economic risks, including interest rate risk. Changes in fair value of the Company's derivatives are primarily driven by changes in interest rates and recognized in other comprehensive income. The

Company's current derivative positions will cause a decrease to other comprehensive income in a falling interest rate environment and an increase in a rising interest rate environment. The Company’s total comprehensive income or loss for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 is reported in the Consolidated Statements of Comprehensive Income.
The following tables present the changes in accumulated other comprehensive (loss) income by component, net of tax for the years ended December 31, 2020, December 31, 2019 and December 31, 2018:

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2019	$928	$(8,444)	$(7,516)
Other comprehensive income (loss) before reclassifications, net of tax	1,816	(11,481)	(9,665)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	1,606	1,606
Net other comprehensive income (loss)	1,816	(9,875)	(8,059)
Balance at December 31, 2020	$2,744	$(18,319)	$(15,575)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2018	$(1,379)	$342	$(1,037)
Other comprehensive income (loss) before reclassifications, net of tax	2,367	(8,186)	(5,819)
Amounts reclassified from accumulated other comprehensive income, net of tax	(60)	(600)	(660)
Net other comprehensive income ( loss)	2,307	(8,786)	(6,479)
Balance at December 31, 2019	$928	$(8,444)	$(7,516)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2017	$85	$1,609	$1,694
Other comprehensive loss before reclassifications, net of tax	(1,289)	(722)	(2,011)
Amounts reclassified from accumulated other comprehensive income, net of tax	(175)	(545)	(720)
Net other comprehensive loss	(1,464)	(1,267)	(2,731)
Balance at December 31, 2018	$(1,379)	$342	$(1,037)

The following table provides information for the items reclassified from accumulated other comprehensive income or loss:

Accumulated Other Comprehensive Income (Loss) Components	For the Years Ended December 31,			Associated Line Item in the Consolidated Statements Of Income
	2020	2019	2018
	(In thousands)
Available-for-sale securities:
Unrealized gains on investments	$—	$76	$222	Net gain on sale of available for sale securities
Tax expense	—	(16)	(47)	Income tax expense
Net of tax	$—	$60	$175
Derivatives:
Unrealized (losses) gains on derivatives	$(2,094)	$760	$690	Interest expense on borrowings
Tax benefit (expense)	488	(160)	(145)	Income tax expense
Net of tax	$(1,606)	$600	$545

18.    Derivative Instruments
The Company manages economic risks, including interest rate, liquidity, and credit risk by managing the amount, sources, and duration of its funding along with the use of interest rate derivative financial instruments, namely interest rate swaps. The Company does not use derivatives for speculative purposes. As of December 31, 2020, the Company was a party to nine interest rate swaps, designated as hedging instruments, to add stability to interest expense and to manage its exposure to the variability of the future cash flows attributable to the contractually specified interest rates. The notional amount for each swap is $25 million and in each case, the Company has entered into pay-fixed interest rate swaps to convert rolling 90 days Federal Home Loan Bank advances or brokered deposits. As of December 31, 2020, the Company is party to four interest rate swaps not designated as hedging instruments, to minimize interest rate risk exposure with loans to customers.
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

Information about derivative instruments for the years ended December 31, 2020 and December 31, 2019 were as follows:
December 31, 2020:

	Original Notional Amount	Original Maturity	Maturity Date	Received	Paid	Fair Value Asset (Liability)
	(Dollars in thousands)
Derivatives designated as hedging instruments:
Interest rate swap	$25,000	5.0 years	July 1, 2021	3-month USD LIBOR	1.22%	$(128)
Interest rate swap	25,000	3.0 years	December 23, 2022	3-month USD LIBOR	1.28%	(541)
Interest rate swap	25,000	7.0 years	August 25, 2024	3-month USD LIBOR	2.04%	(1,622)
Interest rate swap	25,000	7.0 years	August 25, 2024	3-month USD LIBOR	2.04%	(1,618)
Interest rate swap	25,000	5.0 years	April 9, 2025	3-month USD LIBOR	0.55%	(224)
Interest rate swap	25,000	5.0 years	April 23, 2025	3-month USD LIBOR	0.54%	(212)
Interest rate swap	25,000	15.0 years	January 1, 2034	3-month USD LIBOR	3.01%	(6,086)
Interest rate swap	25,000	15.0 years	January 1, 2035	3-month USD LIBOR	3.03%	(6,445)
Interest rate swap	25,000	15.0 years	August 26, 2035	3-month USD LIBOR	3.05%	(6,691)
	$225,000					$(23,567)
Derivatives not designated as hedging instruments:(1)
Interest rate swap	$18,500	10.0 years	March 10, 2030	1-month USD LIBOR	3.15%	$(648)
Interest rate swap	18,500	10.0 years	March 10, 2030	1-month USD LIBOR	3.15%	648
Interest rate swap	20,000	20.0 years	March 10, 2039	1-month USD LIBOR	5.00%	(3,796)
Interest rate swap	20,000	20.0 years	March 10, 2039	1-month USD LIBOR	5.00%	3,796
	$77,000					$—

Total Derivatives	$302,000					$(23,567)
(1) Represents interest rate swaps with commercial banking customers, which are offset by derivatives with a third party.

Accrued interest payable related to interest rate swaps as of December 31, 2020 totaled $0.6 million and is excluded from the fair value presented in the table above. The fair value of interest rate swaps in a net liability position, including accrued interest, totaled $24.2 million as of December 31, 2020.

December 31, 2019:

	Original Notional Amount	Original Maturity	Maturity Date	Received	Paid	Fair Value Asset (Liability)
	(Dollars in thousands)
Derivatives designated as hedging instruments:
Interest rate swap	$25,000	5.0 years	January 1, 2020	3-month USD LIBOR	1.83%	$—
Interest rate swap	25,000	5.0 years	August 26, 2020	3-month USD LIBOR	1.48%	51
Interest rate swap	25,000	5.0 years	July 1, 2021	3-month USD LIBOR	1.22%	174
Interest rate swap	25,000	7.0 years	August 25, 2024	3-month USD LIBOR	2.04%	(396)
Interest rate swap	25,000	7.0 years	August 25, 2024	3-month USD LIBOR	2.04%	(402)
Interest rate swap	25,000	15.0 years	January 1, 2034	3-month USD LIBOR	3.01%	(3,328)
Interest rate swap	25,000	3.0 years	December 23, 2022	3-month USD LIBOR	1.28%	279
Forward-starting interest rate swap(1)	25,000	15.0 years	January 1, 2035	3-month USD LIBOR	3.03%	(3,557)
Forward-starting interest rate swap(1)	25,000	15.0 years	August 26, 2035	3-month USD LIBOR	3.05%	(3,512)
	$225,000					$(10,691)
Derivatives not designated as hedging instruments:(2)
Interest rate swap	$20,000	20.0 years	March 20, 2039	1-month USD LIBOR	5.00%	$(1,762)
Interest rate swap	20,000	20.0 years	March 20, 2039	1-month USD LIBOR	5.00%	1,762
	$40,000					$—

Total Derivatives	$265,000					$(10,691)
(1) The effective date of the forward-starting interest rate swaps listed above are January 2, 2020 and August 26, 2020, respectively.
(2) Represents an interest rate swap with a commercial banking customer, which is offset by a derivative with a third party.

Accrued interest receivable related to interest rate swaps as of December 31, 2019 totaled $21.6 thousand and is excluded from the fair value presented in the table above. The fair value of interest rate swaps including accrued interest totaled $10.7 million as of December 31, 2019.
Changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects to recognize $3.7 million in interest expense related to interest rate swap agreements included in other comprehensive income during the next 12 months.
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
Changes in the consolidated statements of comprehensive income (loss) related to interest rate derivatives designated as hedges of cash flows were as follows for the years ended December 31, 2020, December 31, 2019 and 2018:

	December 31, 2020	December 31, 2019	December 31, 2018
	(In thousands)
Interest rate swaps designated as cash flow hedges:
Unrealized loss recognized in accumulated other comprehensive (loss) income before reclassifications	$(14,970)	$(10,361)	$(914)
Amounts reclassified from accumulated other comprehensive income	2,094	(760)	(690)
Income tax benefit on items recognized in accumulated other comprehensive (loss) income	3,001	2,335	337
Other comprehensive loss	$(9,875)	$(8,786)	$(1,267)
The above unrealized gains and losses are reflective of market interest rates as of the respective balance sheet dates. Generally, a lower interest rate environment will result in a negative impact to comprehensive income whereas a higher interest rate environment will result in a positive impact to comprehensive income.
The following tables summarize gross and net information about derivative instruments that are offset in the Consolidated Balance Sheets at December 31, 2020 and December 31, 2019:

	December 31, 2020
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets	$4,484	$—	$4,484	$—	$—	$4,484
(1) Includes accrued interest receivable totaling $40.0 thousand.

	December 31, 2020
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted(2)	Net Amount
Derivative Liabilities	$28,673	$—	$28,673	$—	$28,205	$468
(1) Includes accrued interest payable totaling $662.0 thousand.

	December 31, 2019
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets	$2,363	$—	$2,363	$591	$—	$1,772
(1) Includes accrued interest receivable totaling $97.1 thousand

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
The carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments at December 31, 2020 and December 31, 2019 were as follows:

	December 31, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$405,340	$405,340	$405,340	$—	$—
Federal funds sold	4,258	4,258	4,258	—	—
Marketable equity securities	2,207	2,207	2,207	—	—
Available for sale securities	88,605	88,605	10,148	78,457	—
Held to maturity securities	16,078	20,032	—	70	19,962
Loans receivable, net	1,601,672	1,605,402	—	—	1,605,402
Accrued interest receivable	6,579	6,579	—	6,579	—
FHLB stock	7,860	7,860	—	7,860	—
Servicing asset, net of valuation allowance	628	628	—	—	628
Derivative asset	4,444	4,444	—	4,444	—
Assets held for sale	2,613	2,613	—	—	2,613
Financial liabilities:
Noninterest bearing deposits	$270,235	$270,235	$—	$270,235	$—
NOW and money market	771,101	771,101	—	771,101	—
Savings	158,750	158,750	—	158,750	—
Time deposits	627,230	631,891	—	—	631,891
Accrued interest payable	1,750	1,750	—	1,750	—
Advances from the FHLB	175,000	174,997	—	—	174,997
Subordinated debentures	25,258	25,447	—	—	25,447
Servicing liability	21	21	—	—	21
Derivative liability	28,011	28,011	—	28,011	—

	December 31, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$78,051	$78,051	$78,051	$—	$—
Marketable equity securities	2,118	2,118	2,118	—	—
Available for sale securities	82,439	82,439	10,031	72,408	—
Held to maturity securities	16,308	18,307	—	85	18,222
Loans receivable, net	1,588,840	1,589,732	—	—	1,589,732
Accrued interest receivable	5,959	5,959	—	5,959	—
FHLB stock	7,475	7,475	—	7,475	—
Servicing asset, net of valuation allowance	978	978	—	—	978
Derivative asset	2,266	2,266	—	2,266	—
Financial liabilities:
Noninterest bearing deposits	$191,518	$191,518	$—	$191,518	$—
NOW and money market	489,515	489,515	—	489,515	—
Savings	183,729	183,729	—	183,729	—
Time deposits	627,141	632,436	—	—	632,436
Accrued interest payable	2,142	2,142	—	2,142	—
Advances from the FHLB	150,000	150,006	—	—	150,006
Subordinated debentures	25,207	25,530	—	—	25,530
Servicing liability	63	63	—	—	63
Derivative liability	12,957	12,957	—	12,957	—
The following methods and assumptions were used by management in estimating the fair value of its financial instruments:
Cash and due from banks, federal funds sold, accrued interest receivable and accrued interest payable:   The carrying amount is a reasonable estimate of fair value.
Marketable equity securities, available for sale securities and held to maturity securities:   Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The majority of the available for sale securities are considered to be Level 2 as other observable inputs are utilized, such as quoted prices for similar securities. Level 1 investment securities include investments in a U.S. treasury note and in marketable equity securities for which a quoted price is readily available in the market. Level 3 held to maturity securities represent private placement municipal housing authority bonds for which no quoted market price is available. The fair value for these securities is estimated using a discounted cash flow model, using discount rates ranging from 2.9% to 3.3% as of December 31, 2020 and 3.8% to 4.1% as of December 31, 2019. These securities are CRA eligible investments.
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

Assets held for sale: Assets held for sale (excluding loans) consist of real estate properties that are expected to sell within a year. The assets are reported at the lower of the carrying amount or fair value less costs to sell. The fair value represents the price that would be received to sell the asset (the exit price).
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
Off-balance-sheet instruments:   Loan commitments on which the committed interest rate is less than the current market rate are insignificant at December 31, 2020 and December 31, 2019.

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
Financial instruments measured at fair value on a recurring basis
The following table details the financial instruments carried at fair value on a recurring basis at December 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the years ended December 31, 2020 and December 31, 2019.

	Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2020
Marketable equity securities	$2,207	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	10,148	66,730	—
Corporate bonds	—	11,727	—
Derivative asset	—	4,444	—
Derivative liability	—	28,011	—

December 31, 2019
Marketable equity securities	$2,118	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	10,031	72,408	—
Derivative asset	—	2,266	—
Derivative liability	—	12,957	—
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
The following table details the financial instruments measured at fair value on a nonrecurring basis at December 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2020
Impaired loans	$—	$—	$42,661
Servicing asset, net	—	—	607
Assets held for sale	—	—	2,613
December 31, 2019
Impaired loans	$—	$—	$22,047
Servicing asset, net	—	—	915

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at December 31, 2020 and December 31, 2019:

	Fair Value	Valuation Methodology	Unobservable Input	Range
	(Dollars in thousands)
December 31, 2020
Impaired loans	$20,703	Appraisals	Discount to appraised value	8.00–33.00%
	21,958	Discounted cash flows	Discount rate	3.00–12.00%
	$42,661

Servicing asset, net	$607	Discounted cash flows	Discount rate	10.00%	(1)
			Prepayment rate	3.00-16.00%

Assets held for sale	$2,613	Sale & Income Approach	Adjustment to valuation and cost to sell	N/A

December 31, 2019
Impaired loans	$12,300	Appraisals	Discount to appraised value	8.00–28.00%
	9,747	Discounted cash flows	Discount rate	3.60–7.00%
	$22,047

Servicing asset, net	$915	Discounted cash flows	Discount rate	10.00-11.00%	(2)
			Prepayment rate	3.00-19.00%
(1) Servicing liabilities totaling $21 thousand were valued using a discount rate of 0.2%.
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
Assets held for sale: Assets held for sale (excluding loans) consist of real estate properties that are expected to sell within a year. The assets are reported at the lower of the carrying amount or fair value less costs to sell. The fair value represents the price that would be received to sell the asset (the exit price).

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
As of December 31, 2020, the Bank and Company met all capital adequacy requirements to which they are subject. There are no conditions or events since then that management believes have changed this conclusion.
The capital amounts and ratios for the Bank and the Company at December 31, 2020 were as follows:

	Actual Capital		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bankwell Bank
December 31, 2020
Common Equity Tier 1 Capital to Risk-Weighted Assets	$191,579	11.06%	$121,216	7.00%	$112,558	6.50%
Total Capital to Risk-Weighted Assets	212,588	12.28%	181,825	10.50%	173,166	10.00%
Tier I Capital to Risk-Weighted Assets	191,579	11.06%	147,191	8.50%	138,533	8.00%
Tier I Capital to Average Assets	191,579	8.44%	90,836	4.00%	113,545	5.00%
Bankwell Financial Group, Inc.
December 31, 2020
Common Equity Tier 1 Capital to Risk-Weighted Assets	189,529	10.93%	121,408	7.00%	N/A	N/A
Total Capital to Risk-Weighted Assets	230,696	13.30%	182,111	10.50%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	189,529	10.93%	147,423	8.50%	N/A	N/A
Tier I Capital to Average Assets	189,529	8.34%	90,916	4.00%	N/A	N/A

The capital amounts and ratios for the Bank and Company at December 31, 2019 were as follows:

	Actual Capital		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bankwell Bank
December 31, 2019
Common Equity Tier 1 Capital to Risk-Weighted Assets	$205,856	12.53%	$115,040	7.00%	$106,823	6.50%
Total Capital to Risk-Weighted Assets	219,365	13.35%	172,560	10.50%	164,343	10.00%
Tier I Capital to Risk-Weighted Assets	205,856	12.53%	139,691	8.50%	131,474	8.00%
Tier I Capital to Average Assets	205,856	10.99%	74,951	4.00%	93,689	5.00%
Bankwell Financial Group, Inc.
December 31, 2019
Common Equity Tier 1 Capital to Risk-Weighted Assets	187,155	11.37%	115,253	7.00%	N/A	N/A
Total Capital to Risk-Weighted Assets	225,871	13.72%	172,880	10.50%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	187,155	11.37%	139,950	8.50%	N/A	N/A
Tier I Capital to Average Assets	187,155	9.97%	75,067	4.00%	N/A	N/A
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
Reserve requirements on cash
The Bank was not required to maintain a minimum reserve balance in the Federal Reserve Bank (FRB) at December 31, 2020 as the FRB has waived this requirement due to the COVID-19 pandemic. The Bank was required to maintain a minimum reserve balance of $14.1 million in the Federal Reserve Bank at December 31, 2019. This balance is maintained for clearing purposes in the ordinary course of business and does not represent restricted cash.

22.    Related Party Transactions
In the normal course of business, the Company may grant loans to executive officers, directors and members of their immediate families, as defined, and to entities in which these individuals have more than a 10% equity ownership. Such loans are transacted at terms including interest rates, similar to those available to unrelated customers. Changes in loans outstanding to such related parties during the years ending December 31, 2020 and December 31, 2019 were as follows:

	December 31,
	2020	2019
	(In thousands)
Balance, beginning of year	$66	$8,673
Additional loans	30,529	—
Repayments	(3)	(3,573)
Effect of changes in related parties	—	(5,034)
Balance, end of year	$30,592	$66
Related party deposits aggregated approximately $17.4 million and $45.9 million at December 31, 2020 and December 31, 2019, respectively.
During the years ended December 31, 2020 and December 31, 2019, the Company paid approximately $16 thousand and $26 thousand, respectively, to related parties for services provided to the Company. The payments were primarily for consulting and legal services.

As of December 31, 2020, the Bank had a $0.2 million investment in a SBIC. This SBIC represents a related party business entity associated with one of the Company's Directors. Contributions to this fund represent an equity investment for the Company.

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
Condensed financial statements of the Parent Company only are as follows:
Condensed Statements of Financial Condition

	At December 31,
	2020	2019
	(In Thousands)
ASSETS
Cash and due from banks	$22,780	$6,418
Investment in subsidiary	178,651	201,097
Premises and equipment, net	3	7
Deferred income taxes, net	205	187
Other assets	2,525	2,853
Total assets	$204,164	$210,562
LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debentures	$25,258	$25,207
Accrued expenses and other liabilities	2,304	2,958
Shareholders’ equity	176,602	182,397
Total liabilities and shareholders’ equity	$204,164	$210,562
Condensed Statements of Income

	Year Ended December 31,
	2020	2019	2018
	(In Thousands)
Interest income	$16	$17	$15
Dividend income from subsidiary	24,600	7,500	4,000
Total income	24,616	7,517	4,015
Expenses	4,325	3,488	3,444
Income before equity in undistributed earnings of subsidiaries	20,291	4,029	571
Equity in undistributed earnings of subsidiaries	(14,387)	14,187	16,862
Net Income	$5,904	$18,216	$17,433

Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2020	2019	2018
	(In Thousands)
Cash flows from operating activities
Net income	$5,904	$18,216	$17,433
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings	14,387	(14,187)	(16,862)
Decrease in other assets	327	84	6,131
Increase in deferred income taxes, net	(18)	(57)	(76)
Decrease in other liabilities	(654)	(26)	(1,296)
Stock-based compensation	1,770	1,020	1,290
Amortization of debt issuance costs	52	52	52
Net cash provided by operating activities	21,768	5,102	6,672
Cash flows from investing activities
Decrease in premises and equipment, net	4	4	6
Net cash provided by investing activities	4	4	6
Cash flows from financing activities
Proceeds from exercise of options & warrants	16	30	936
Dividends paid on common stock	(4,389)	(4,079)	(3,759)
Repurchase of common stock	(1,037)	(988)	—
Net cash used in financing activities	(5,410)	(5,037)	(2,823)
Net increase in cash and cash equivalents	16,362	69	3,855
Cash and cash equivalents:
Beginning of year	6,418	6,349	2,494
End of year	$22,780	$6,418	$6,349
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	—	—	—
Income taxes	—	—	—

24.    Quarterly Financial Information of Bankwell Financial Group, Inc. (Unaudited)
The following tables present selected quarterly financial information (unaudited):

	December 31, 2020
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in thousands, except per share amounts)
Total interest and dividend income	$19,146	$18,922	$19,323	$20,096
Total interest expense	4,842	5,314	5,686	6,810
Net interest income	14,304	13,608	13,637	13,286
Provision for loan losses	709	712	2,999	3,185
Total noninterest income	621	614	577	1,072
Total noninterest expense	13,703	9,729	9,722	9,659
Income before income tax expense	513	3,781	1,493	1,514
Income tax expense	177	790	279	151
Net income	$336	$2,991	$1,214	$1,363
Earnings per common share:
Basic	$0.04	$0.38	$0.16	$0.17
Diluted	$0.04	$0.38	$0.16	$0.17

In the fourth quarter of 2020, the Company recognized a $3.9 million one-time charge recorded in noninterest expense for office consolidation, vendor contract termination and employee severance costs.
The office consolidation costs, which totaled $2.0 million as of December 31, 2020 primarily related to a $1.7 million write down of a Bank owned property that is currently being marketed for sale and an impairment charge of $0.3 million relating to a right of use asset on a leased property. The Company expects the office consolidation process to be substantially complete by the end of the second quarter of 2021.
The vendor contract termination cost, which totaled $1.1 million as of December 31, 2020 was due to the retirement of a legacy online banking application, which will be replaced with an application to drive commercial deposit growth. The vendor contract termination cost is expected to be paid prior to the end of the second quarter of 2021. The vendor contract termination cost is included in data processing expense on the consolidated statements of income.
The employee severance costs, which totaled $0.8 million related to a Voluntary Early Retirement Incentive Plan offered to eligible employees and additional severance charges recognized during the fourth quarter of 2020. A total of $24 thousand of employee severance costs has been paid as of December 31, 2020 and the remainder is expected to be paid prior to the end of the first quarter of 2021. The employee severance costs are included in salaries and employee benefits expense on the consolidated statements of income.

	December 31, 2019
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

25. Subsequent Events

The Company's Board of Directors declared a $0.14 per share cash dividend, payable February 25, 2021 to shareholders of record on February 15, 2021.
Subsequent to the year ended December 31, 2020, as of February 28, 2021, the Company purchased 65,626 shares of its Common Stock at a weighted average price of $21.66 per share.

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
Internal Control over Financial Reporting
Bankwell’s management has issued a report on its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. As of December 31, 2020, senior management concluded that Bankwell maintained effective internal control over financial reporting.
There were no changes made in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The report of the Company's management follows.
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on management’s assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
In accordance with the rules and regulations of the SEC, management’s report on the design and effectiveness of Bankwell’s system of internal control over financial reporting is not subject to attestation by Bankwell’s independent registered public accounting firm. The SEC rules and regulations applicable to Bankwell only require a report by management. Accordingly, this annual report filed on Form 10-K for the year ended December 31, 2020 does not include an opinion by Bankwell’s independent registered public accounting firm regarding management’s system of internal control over financial reporting.

Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, to be filed with the Commission no later than April 30, 2021.
Item 11.    Executive Compensation
The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, to be filed with the Commission no later than April 30, 2021.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, to be filed with the Commission no later than April 30, 2021.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, to be filed with the Commission no later than April 30, 2021.
Item 14.    Principal Accountant Fees and Services
The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, to be filed with the Commission no later than April 30, 2021.

PART IV
Item 15.    Exhibits, Financial Statement Schedules

(A)(1) FINANCIAL STATEMENTS
The following consolidated financial statements of the Company are included in Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - As of December 31, 2020 and 2019
Consolidated Statements of Income - For the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive (Loss) Income - For the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Shareholders' Equity - For the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows - For the years ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements
(A)(2) FINANCIAL STATEMENT SCHEDULES
Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or the information was contained elsewhere herein.
(A)(3) EXHIBITS
The exhibits listed in the Exhibit Index in this Form 10-K are filed herewith or are incorporated herein by reference to other SEC filings.

Exhibit Index

Number	Description
Exhibit 3.1	Certificate of Incorporation as amended to date (1)
Exhibit 3.2	Amended and Restated Bylaws (1)
Exhibit 4.1	Description of the Registrant's Common Stock(5)
Exhibit 10.1†	Employment Agreement of Christopher R. Gruseke dated December 29, 2016 (3)
Exhibit 10.2†	2002 Bank Management, Director and Founder Stock Option Plan (1)
Exhibit 10.3†	2006 Bank of New Canaan Stock Option Plan (1)
Exhibit 10.4†	2007 Bank of New Canaan Stock Option and Equity Award Plan (1)
Exhibit 10.5†	2011 BNC Financial Group, Inc. Stock Option and Equity Award Plan (1)
Exhibit 10.6†	2012 BNC Financial Group, Inc. Stock Plan (1)
Exhibit 10.7†	Amendment to the 2012 BNC Financial Group, Inc. Stock Plan (1)
Exhibit 10.8†	BNC Financial Group, Inc. and Affiliates Deferred Compensation Plan for Directors, January 23, 2008(1)
Exhibit 10.9†	Employment Agreement of Penko Ivanov (4)
Exhibit 10.10	Form of Director Indemnification Agreement (2)
Exhibit 10.11	Form of Executive Officer Indemnification Agreement (2)
Exhibit 10.12†	Employment Agreement of Christine Chivily (4)
Exhibit 10.13	Agreement dated February 5, 2020 between Lawrence B. Seidman and Bankwell Financial Group, Inc.(5)
Exhibit 10.14†	Employment Agreement of Matthew McNeill
Exhibit 10.15†	2018 Bankwell Financial Group, Inc. Long-Term Incentive Plan
Exhibit 21.1	Subsidiaries of the Registrant (1)
Exhibit 23.1	Consent of RSM US LLP
Exhibit 31.1	Certification of Christopher R. Gruseke Pursuant to Rule 13a-14(a)
Exhibit 31.2	Certification of Penko Ivanov pursuant to Rule 13a-14(a)
Exhibit 32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from Bankwell Financial Group, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2020, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
(5)    Filed as part of the Registrant's December 31, 2019 Form 10-K

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKWELL FINANCIAL GROUP, INC.
By:	/s/ Christopher R. Gruseke
Christopher R. Gruseke President and Chief Executive Officer
Dated: March 10, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature & Title	Date
/s/ Christopher R. Gruseke	March 10, 2021
Christopher R. Gruseke President, Chief Executive Officer and a Director (principal executive officer)
/s/ Penko Ivanov	March 10, 2021
Penko Ivanov Executive Vice President & Chief Financial Officer (principal financial and accounting officer)
/s/ George P. Bauer	March 10, 2021
George P. Bauer Director
/s/ Gail Brathwaite	March 10, 2021
Gail Brathwaite Director
/s/ Richard Castiglioni	March 10, 2021
Richard Castiglioni Director
/s/ Eric J. Dale	March 10, 2021
Eric J. Dale Director
/s/ Blake S. Drexler	March 10, 2021
Blake S. Drexler Director
/s/ James M. Garnett	March 10, 2021
James M. Garnett Director
/s/ Daniel S. Jones	March 10, 2021
Daniel S. Jones Director
/s/ Todd Lampert	March 10, 2021
Todd Lampert Director
/s/ Victor S. Liss	March 10, 2021
Victor S. Liss Director
/s/ Carl M. Porto	March 10, 2021
Carl M. Porto Director
/s/ Lawrence B. Seidman	March 10, 2021
Lawrence B. Seidman Director