Form 10-Q
period 2021-03-31
Bankwell Financial Group, Inc.
filed 2021-05-07
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to________

Commission File Number: 001-36448
Bankwell Financial Group, Inc.
(Exact Name of Registrant as specified in its Charter)

Connecticut	20-8251355
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)
258 Elm Street
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of April 30, 2021, there were 7,908,630 shares of the registrant’s common stock outstanding.

Bankwell Financial Group, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
Bankwell Financial Group, Inc.
Consolidated Balance Sheets - (unaudited)
(In thousands, except share data)

	March 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$351,194	$405,340
Federal funds sold	10,811	4,258
Cash and cash equivalents	362,005	409,598

Investment securities
Marketable equity securities, at fair value	2,178	2,207
Available for sale investment securities, at fair value	83,218	88,605
Held to maturity investment securities, at amortized cost (fair values of $18,550 and $20,032 at March 31, 2021 and December 31, 2020, respectively)	16,225	16,078
Total investment securities	101,621	106,890

Loans receivable (net of allowance for loan losses of $20,545 at March 31, 2021 and $21,009 at December 31, 2020)	1,650,127	1,601,672
Accrued interest receivable	7,306	6,579
Federal Home Loan Bank stock, at cost	6,446	7,860
Premises and equipment, net	33,386	21,762
Bank-owned life insurance	42,881	42,651
Goodwill	2,589	2,589
Other intangible assets	67	76
Deferred income taxes, net	8,908	11,300
Other assets	29,131	42,770
Total assets	$2,244,467	$2,253,747
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$280,947	$270,235
Interest bearing deposits	1,578,861	1,557,081
Total deposits	1,859,808	1,827,316

Advances from the Federal Home Loan Bank	125,000	175,000
Subordinated debentures ($25,500 face, less unamortized debt issuance costs of $229 and $242 at March 31, 2021 and December 31, 2020, respectively)	25,271	25,258
Accrued expenses and other liabilities	46,445	49,571
Total liabilities	2,056,524	2,077,145
Commitments and contingencies
Shareholders' equity
Common stock, no par value; 10,000,000 shares authorized, 7,908,630 and 7,919,278 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	120,398	121,338
Retained earnings	75,418	70,839
Accumulated other comprehensive loss	(7,873)	(15,575)
Total shareholders' equity	187,943	176,602

Total liabilities and shareholders' equity	$2,244,467	$2,253,747

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Income – (unaudited)
(In thousands, except share data)

	Three Months Ended March 31,
	2021	2020
Interest and dividend income
Interest and fees on loans	$17,900	$18,985
Interest and dividends on securities	769	825
Interest on cash and cash equivalents	108	286
Total interest and dividend income	18,777	20,096

Interest expense
Interest expense on deposits	3,114	5,709
Interest expense on borrowings	1,008	1,101
Total interest expense	4,122	6,810

Net interest income	14,655	13,286

(Credit) provision for loan losses	(296)	3,185

Net interest income after provision for loan losses	14,951	10,101

Noninterest income
Gains and fees from sales of loans	513	—
Bank-owned life insurance	231	243
Service charges and fees	199	217
Other	1,013	612
Total noninterest income	1,956	1,072

Noninterest expense
Salaries and employee benefits	4,769	5,380
Occupancy and equipment	2,406	1,909
Professional services	587	711
Data processing	512	536
FDIC insurance	403	70
Director fees	317	295
Marketing	(9)	162
Other	653	596
Total noninterest expense	9,638	9,659
Income before income tax expense	7,269	1,514
Income tax expense	1,579	151
Net income	$5,690	$1,363

Earnings Per Common Share:
Basic	$0.72	$0.17
Diluted	$0.71	$0.17

Weighted Average Common Shares Outstanding:
Basic	7,758,540	7,750,135
Diluted	7,800,777	7,778,762
Dividends per common share	$0.14	$0.14

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Comprehensive Income (Loss) – (unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$5,690	$1,363
Other comprehensive income (loss):
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on available for sale securities	(1,025)	2,224
Reclassification adjustment for gain realized in net income	—	—
Net change in unrealized (losses) gains	(1,025)	2,224
Income tax benefit (expense)	227	(494)
Unrealized (losses) gains on securities, net of tax	(798)	1,730
Unrealized gains (losses) on interest rate swaps:
Unrealized gains (losses) on interest rate swaps	10,934	(17,426)
Income tax (expense) benefit	(2,434)	3,878
Unrealized gains (losses) on interest rate swaps, net of tax	8,500	(13,548)
Total other comprehensive income (loss), net of tax	7,702	(11,818)
Comprehensive income (loss)	$13,392	$(10,455)

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders' Equity – (unaudited)
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2020	7,919,278	$121,338	$70,839	$(15,575)	$176,602
Net income	—	—	5,690	—	5,690
Other comprehensive income, net of tax	—	—	—	7,702	7,702
Cash dividends declared ($0.14 per share)	—	—	(1,111)	—	(1,111)
Stock-based compensation expense	—	431	—	—	431
Forfeitures of restricted stock	(150)	—	—	—	—
Issuance of restricted stock	51,628	—	—	—	—
Stock options exercised	3,500	53	—	—	53
Repurchase of common stock	(65,626)	(1,424)	—	—	(1,424)
Balance at March 31, 2021	7,908,630	$120,398	$75,418	$(7,873)	$187,943

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2019	7,868,803	$120,589	$69,324	$(7,516)	$182,397
Net income	—	—	1,363	—	1,363
Other comprehensive loss, net of tax	—	—	—	(11,818)	(11,818)
Cash dividends declared ($0.14 per share)	—	—	(1,092)	—	(1,092)
Stock-based compensation expense	—	385	—	—	385
Forfeitures of restricted stock	(1,425)	—	—	—	—
Issuance of restricted stock	61,040	—	—	—	—
Stock options exercised	1,500	16	—	—	16
Repurchase of common stock	(58,499)	(1,037)	—	—	(1,037)
Balance at March 31, 2020	7,871,419	$119,953	$69,595	$(19,334)	$170,214

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows – (unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$5,690	$1,363
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of premiums and discounts on investment securities	30	7
(Credit) provision for loan losses	(296)	3,185
Provision (credit) for deferred income taxes	185	(866)
Change in fair value of marketable equity securities	36	(39)
Depreciation and amortization	791	830
Amortization of debt issuance costs	13	13
Increase in cash surrender value of bank-owned life insurance	(231)	(243)
Gains and fees from sales of loans	(513)	—
Stock-based compensation	431	385
Amortization of intangibles	9	18
Loss on sale of premises and equipment	6	—
Net change in:
Deferred loan fees	(403)	4
Accrued interest receivable	(727)	92
Other assets	11,854	(20,000)
Accrued expenses and other liabilities	(181)	(1,591)
Net cash provided by (used in) operating activities	16,694	(16,842)

Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	4,329	2,312
Proceeds from principal repayments on held to maturity securities	4,592	58
Purchases of marketable equity securities	(7)	(132)
Purchase of held to maturity securities	(4,736)	—
Net increase in loans	(47,756)	(16,495)
Loan principal sold from loans not originated for sale	(3,967)	—
Proceeds from sales of loans not originated for sale	4,480	—
Purchases of premises and equipment, net	(2,646)	(40)
Reduction of Federal Home Loan Bank stock	1,414	968
Net cash used in investing activities	(44,297)	(13,329)
See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows - (Continued)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from financing activities
Net change in time certificates of deposit	$(83,269)	$195,674
Net change in other deposits	115,761	(6,445)
Net change in FHLB advances	(50,000)	(25,000)
Proceeds from exercise of options	53	16
Dividends paid on common stock	(1,111)	(1,092)
Repurchase of common stock	(1,424)	(1,037)
Net cash (used in) provided by financing activities	(19,990)	162,116
Net (decrease) increase in cash and cash equivalents	(47,593)	131,945
Cash and cash equivalents:
Beginning of year	409,598	78,051
End of period	$362,005	$209,996
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$4,694	$6,503
Income taxes	109	63
Noncash investing and financing activities:
Net change in unrealized gains or losses on available for sale securities	(1,025)	2,224
Net change in unrealized gains or losses on interest rate swaps	10,934	(17,426)
Establishment of right-of-use asset and lease liability	9,775	103

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

The Bank is a Connecticut state chartered commercial bank, founded in 2002, whose deposits are insured under the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank provides a range of services to customers primarily concentrated in Connecticut, with the majority of the Company's loans in Fairfield and New Haven Counties and some New York metro area counties. In addition, the Bank pursues certain types of commercial lending opportunities in other markets outside our primary market, particularly where we have strong existing relationships. The Bank operates branches in New Canaan, Stamford, Fairfield, Wilton, Westport, Darien, Norwalk, and Hamden Connecticut.

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

The COVID-19 pandemic has resulted in significant economic disruption affecting our business and the clients we serve. As vaccination efforts have rapidly expanded, restrictions on businesses are being lifted and a return to more normal economic activity is expected. However, a significant degree of uncertainty still exists concerning the ultimate duration and magnitude of the COVID-19 pandemic. Given the ongoing and dynamic nature of the circumstances, it is still difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, including but not limited to the continued roll-out of vaccinations, which play an important role as to when the coronavirus can be controlled and abated.

Basis of consolidated financial statement presentation

The unaudited consolidated financial statements presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and note disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying unaudited interim consolidated financial statements have been included. Interim results are not necessarily reflective of the results that may be expected for the year ending December 31, 2021. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included on Form 10-K for the year ended December 31, 2020.

Significant concentrations of credit risk

Many of the Company's activities are with customers located in Connecticut, with the majority of the Company's loans in Fairfield and New Haven Counties and some New York metro area counties, and declines in property values in these areas could significantly impact the Company. The Company has significant concentrations in commercial real estate loans. The Company does not have any significant concentrations in any one industry or customer.

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

Reclassification

Certain prior period amounts may be reclassified to conform to the 2021 financial statement presentation. These reclassifications only change the reporting categories and do not affect the consolidated results of operations or consolidated financial position of the Company.

Recent Events Concerning the Company’s Financial Position

Under the provisions of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), the Company is eligible for an employee retention credit subject to certain criteria. In connection with the CARES Act, the Company adopted a policy to recognize the employee retention credit when earned and to recognize the credit as other noninterest income in the consolidated statements of income. Accordingly, the Company recorded a $0.9 million employee retention credit during the three months ended March 31, 2021.

Recent accounting pronouncements

The following section includes changes in accounting principles and potential effects of new accounting guidance and pronouncements.

Recently issued accounting pronouncements not yet adopted
ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments.” This ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward looking “expected loss” model that will replace today’s “incurred loss” model and can result in the earlier recognition of credit losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. On July 17, 2019, the FASB proposed deferring the effective date of ASC 326 for smaller reporting companies as defined by the SEC. The FASB proposed a three year deferral for smaller reporting companies, with an effective date of January 1, 2023. On October 16, 2019, the FASB voted in favor of finalizing its proposal to defer the effective date of this standard. The FASB issued ASU No. 2019-10, which officially delayed the adoption of this standard for smaller reporting companies until fiscal years beginning after December 15, 2022. The Company does qualify to defer the adoption of this standard and has not yet adopted this standard. Management continues to evaluate the impact of its future adoption of this guidance on the Company’s financial statements.

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

2. Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at March 31, 2021 were as follows:

	March 31, 2021
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Less than one year	$9,982	$130	$—	$10,112
Due from five through ten years	7,993	572	—	8,565
Due after ten years	51,237	1,842	(93)	52,986
Total U.S. Government and agency obligations	69,212	2,544	(93)	71,663

Corporate bonds
Due from five through ten years	10,000	93	(41)	10,052
Due after ten years	1,500	3	—	1,503
Total corporate bonds	11,500	96	(41)	11,555

Total available for sale securities	$80,712	$2,640	$(134)	$83,218

Held to maturity securities:
State agency and municipal obligations
Due after ten years	$16,169	$2,580	$(264)	$18,485

Government-sponsored mortgage backed securities
No contractual maturity	56	9	—	65
Total held to maturity securities	$16,225	$2,589	$(264)	$18,550

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at December 31, 2020 were as follows:

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

There were no sales of investment securities during the three months ended March 31, 2021 or 2020.

At March 31, 2021 and December 31, 2020, none of the Company's securities were pledged as collateral with the Federal Home Loan Bank ("FHLB") or any other institution.

As of March 31, 2021 and December 31, 2020, the actual durations of the Company's available for sale securities were significantly shorter than the stated maturities.

As of March 31, 2021, the Company held marketable equity securities with a fair value of $2.2 million and an amortized cost of $2.1 million. At December 31, 2020, the Company held marketable equity securities with a fair value of $2.2 million and an amortized cost of $2.1 million. These securities represent an investment in mutual funds that have an objective to make investments for CRA purposes.

There were no investment securities as of December 31, 2020, in which the fair value of the security was less than the amortized cost of the security.

The following table provides information regarding investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2021:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)

March 31, 2021
U.S. Government and agency obligations	$8,710	$(93)	1.05%	$—	$—	—%	$8,710	$(93)	1.05%
Corporate bonds	5,959	(41)	0.68	—	—	—	5,959	(41)	0.68
State agency and municipal obligations	4,430	(264)	5.63	—	—	—	4,430	(264)	5.63
Total investment securities	$19,099	$(398)	2.04%	$—	$—	—%	$19,099	$(398)	2.04%

There were six investment securities as of March 31, 2021, in which the fair value of the security was less than the amortized cost of the security.

The U.S. Government and agency obligations owned are either direct obligations of the U.S. Government or guaranteed by the U.S. Government, therefore the contractual cash flows are guaranteed and as a result the unrealized losses in this portfolio are considered to be only temporarily impaired.

The Company continually monitors its state agency, municipal and corporate bond portfolios and at this time these portfolios have minimal default risk because state agency, municipal and corporate bonds are all rated investment grade or deemed to be of investment grade quality.

The Company has the intent and ability to retain its investment securities in an unrealized loss position at March 31, 2021 until the decline in value has recovered or the security has matured.

3. Loans Receivable and Allowance for Loan Losses

The following table sets forth a summary of the loan portfolio at March 31, 2021 and December 31, 2020:

(In thousands)	March 31, 2021	December 31, 2020
Real estate loans:
Residential	$109,752	$113,557
Commercial	1,183,848	1,148,383
Construction	103,099	87,007
	1,396,699	1,348,947

Commercial business (1)	267,698	276,601

Consumer	8,818	79
Total loans	1,673,215	1,625,627

Allowance for loan losses	(20,545)	(21,009)
Deferred loan origination fees, net	(2,543)	(2,946)
Loans receivable, net	$1,650,127	$1,601,672

(1) The March 31, 2021 and December 31, 2020 balance includes $19.2 million and $34.8 million, respectively, of Paycheck Protection Program ("PPP") loans made under the CARES Act.

Lending activities consist of commercial real estate loans, commercial business loans and, to a lesser degree, a variety of consumer loans. Loans may also be granted for the construction of commercial properties. The majority of commercial mortgage loans are collateralized by first or second mortgages on real estate.

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

Allowance for loan losses

The following tables set forth the activity in the Company’s allowance for loan losses for the three months ended March 31, 2021 and 2020, by portfolio segment:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended March 31, 2021
Beginning balance	$610	$16,425	$221	$3,753	$—	$21,009
Charge-offs	—	(163)	—	—	(14)	(177)
Recoveries	—	—	—	—	9	9
(Credits) provisions	(109)	(3)	76	(301)	41	(296)
Ending balance	$501	$16,259	$297	$3,452	$36	$20,545

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended March 31, 2020
Beginning balance	$730	$10,551	$324	$1,903	$1	$13,509
Charge-offs	—	—	—	(8)	(2)	(10)
Recoveries	—	—	—	1	1	2
Provisions	55	2,583	142	405	—	3,185
Ending balance	$785	$13,134	$466	$2,301	$—	$16,686

Loans evaluated for impairment and the related allowance for loan losses as of March 31, 2021 and December 31, 2020 were as follows:

	Portfolio	Allowance
	(In thousands)
March 31, 2021
Loans individually evaluated for impairment:
Residential real estate	$5,010	$—
Commercial real estate	38,975	5,518
Construction	8,997	—
Commercial business	6,280	94
Subtotal	59,262	5,612
Loans collectively evaluated for impairment:
Residential real estate	104,742	501
Commercial real estate	1,144,873	10,741
Construction	94,102	297
Commercial business	261,418	3,358
Consumer	8,818	36
Subtotal	1,613,953	14,933

Total	$1,673,215	$20,545

As of March 31, 2021, $59.3 million of loans were individually evaluated for impairment and $3.2 million of these loans were determined not impaired.

	Portfolio	Allowance
	(In thousands)
December 31, 2020
Loans individually evaluated for impairment:
Residential real estate	$4,604	$—
Commercial real estate	37,579	4,960
Construction	8,997	—
Commercial business	6,507	85
Subtotal	57,687	5,045
Loans collectively evaluated for impairment:
Residential real estate	108,953	610
Commercial real estate	1,110,804	11,465
Construction	78,010	221
Commercial business	270,094	3,668
Consumer	79	—
Subtotal	1,567,940	15,964

Total	$1,625,627	$21,009

As of December 31, 2020, $57.7 million of loans were individually evaluated for impairment and $10.0 million of these loans were determined not impaired.

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

The following tables present credit risk ratings by loan segment as of March 31, 2021 and December 31, 2020:

	Commercial Credit Quality Indicators
	March 31, 2021				December 31, 2020
	Commercial Real Estate	Construction	Commercial Business	Total	Commercial Real Estate	Construction	Commercial Business	Total
	(In thousands)
Pass	$1,143,789	$94,102	$261,418	$1,499,309	$1,105,825	$78,010	$269,728	$1,453,563
Special Mention	2,119	—	1,454	3,573	12,560	—	2,055	14,615
Substandard	37,473	8,997	3,271	49,741	29,998	8,997	3,247	42,242
Doubtful	467	—	1,555	2,022	—	—	1,571	1,571
Loss	—	—	—	—	—	—	—	—
Total loans	$1,183,848	$103,099	$267,698	$1,554,645	$1,148,383	$87,007	$276,601	$1,511,991

	Residential and Consumer Credit Quality Indicators
	March 31, 2021			December 31, 2020
	Residential Real Estate	Consumer	Total	Residential Real Estate	Consumer	Total
	(In thousands)
Pass	$104,741	$8,818	$113,559	$108,953	$79	$109,032
Special Mention	713	—	713	713	—	713
Substandard	4,121	—	4,121	3,714	—	3,714
Doubtful	177	—	177	177	—	177
Loss	—	—	—	—	—	—
Total loans	$109,752	$8,818	$118,570	$113,557	$79	$113,636

Loan portfolio aging analysis

When a loan is 15 days past due, the Company sends the borrower a late notice. The Company attempts to contact the borrower by phone if the delinquency is not corrected promptly after the notice has been sent. When the loan is 30 days past due, the Company mails the borrower a letter reminding the borrower of the delinquency, and attempts to contact the borrower personally to determine the reason for the delinquency and ensure the borrower understands the terms of the loan. If necessary, after the 90th day of delinquency, the Company may take other appropriate legal action. A summary report of all loans 30 days or more past due is provided to the Board of Directors of the Company periodically. Loans greater than 90 days past due are generally put on nonaccrual status. A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt. A loan is considered to be no longer delinquent when timely payments are made for a period of at least six months (one year for loans providing for quarterly or semi-annual payments) by the borrower in accordance with the contractual terms. Loans that are granted payment deferrals under the CARES Act are not required to be reported as past due or placed on non-accrual status if the criteria under section 4013 of the CARES Act is met. As of March 31, 2021, $0.3 million of loans remained on active deferral under the CARES Act.

The following tables set forth certain information with respect to the Company's loan portfolio delinquencies by portfolio segment as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$—	$—	$177	$177	$109,575	$109,752
Commercial real estate	22,754	—	3,867	26,621	1,157,227	1,183,848
Construction	—	—	8,997	8,997	94,102	103,099
Commercial business	—	—	4,167	4,167	263,531	267,698
Consumer	—	—	—	—	8,818	8,818
Total loans	$22,754	$—	$17,208	$39,962	$1,633,253	$1,673,215

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$245	$—	$177	$422	$113,135	$113,557
Commercial real estate	1,305	193	2,541	4,039	1,144,344	1,148,383
Construction	8,997	—	—	8,997	78,010	87,007
Commercial business	45	55	1,526	1,626	274,975	276,601
Consumer	—	—	—	—	79	79
Total loans	$10,592	$248	$4,244	$15,084	$1,610,543	$1,625,627

There was one loan, totaling $2.7 million, delinquent greater than 90 days and still accruing interest as of March 31, 2021. The delinquency for this particular loan is a result of an administrative delay in processing a loan modification. There were no loans delinquent greater than 90 days and still accruing interest as of December 31, 2020.

Loans on nonaccrual status

The following is a summary of nonaccrual loans by portfolio segment as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(In thousands)
Residential real estate	$1,289	$1,492
Commercial real estate	19,277	21,093
Commercial business	1,803	1,834
Construction	8,997	8,997
Total	$31,366	$33,416

Interest income on loans that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the three months ended March 31, 2021 and 2020 was $0.4 million and $0.2 million, respectively. There was no interest income recognized on these loans for the three months ended March 31, 2021 and 2020.

At March 31, 2021 and December 31, 2020, there were no commitments to lend additional funds to any borrower on nonaccrual status. Nonaccrual loans with no specific reserve totaled $16.3 million and $17.5 million at March 31, 2021 and December 31, 2020, respectively, as these loans were deemed to be adequately collateralized.

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

The following table summarizes impaired loans by portfolio segment as of March 31, 2021 and December 31, 2020:

	Carrying Amount		Unpaid Principal Balance		Associated Allowance
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$4,298	$3,891	$4,486	$4,108	$—	$—
Commercial real estate	7,854	8,964	8,254	9,282	—	—
Construction	8,997	8,997	8,997	8,997	—	—
Commercial business	1,798	1,899	2,421	2,512	—	—
Total impaired loans without a valuation allowance	22,947	23,751	24,158	24,899	—	—

Impaired loans with a valuation allowance:
Commercial real estate	$30,086	$21,035	$30,124	$21,049	$5,489	$4,960
Commercial business	3,028	2,920	3,030	2,922	94	85
Total impaired loans with a valuation allowance	33,114	23,955	33,154	23,971	5,583	5,045
Total impaired loans	$56,061	$47,706	$57,312	$48,870	$5,583	$5,045

The following table summarizes the average carrying amount of impaired loans and interest income recognized on impaired loans by portfolio segment for the three months ended March 31, 2021 and 2020:

	Average Carrying Amount		Interest Income Recognized
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$4,317	$3,999	$21	$31
Commercial real estate	8,049	8,736	35	70
Commercial business	1,812	3,691	4	3
Construction	8,997	—	—	—
Total impaired loans without a valuation allowance	23,175	16,426	60	104
Impaired loans with a valuation allowance:
Commercial real estate	$30,107	$5,629	$498	$31
Commercial business	3,038	591	59	3
Total impaired loans with a valuation allowance	33,145	6,220	557	34
Total impaired loans	$56,320	$22,646	$617	$138

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

Loans classified as TDRs totaled $9.6 million at March 31, 2021 and $9.1 million at December 31, 2020. The following table provides information on loans that were modified as TDRs during the three months ended March 31, 2021 and 2020. There were no loans modified as TDRs during the three months ended March 31, 2020.

	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2021	2020	2021	2020	2021	2020
Three Months Ended March 31,
Residential real estate	1	—	$631	$—	$631	$—
Total	1	—	$631	$—	$631	$—

At March 31, 2021 and December 31, 2020, there were three nonaccrual loans identified as TDRs totaling $1.4 million and three nonaccrual loans identified as TDRs totaling $1.4 million, respectively.

There were no loans modified in a troubled debt restructuring that re-defaulted during the three months ended March 31, 2021 and March 31, 2020.

The following table provides information on how loans were modified as TDRs during the three months ended March 31, 2021 and March 31, 2020. There were no loans modified as TDRs during the three months ended March 31, 2020.

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Payment concession	$631	$—
Total	$631	$—

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

4. Shareholders' Equity

Common Stock

The Company has 10,000,000 shares authorized and 7,908,630 shares issued and outstanding at March 31, 2021 and 10,000,000 shares authorized and 7,919,278 shares issued and outstanding at December 31, 2020. The Company's stock is traded on the NASDAQ stock market under the ticker symbol BWFG.

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

Issuer Purchases of Equity Securities

On December 19, 2018, the Company's Board of Directors authorized a share repurchase program of up to 400,000 shares of the Company's Common Stock. The Company intends to accomplish the share repurchases through open market transactions, though the Company could accomplish repurchases through other means, such as privately negotiated transactions. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The share repurchase plan does not obligate the Company to acquire any particular amount of Common Stock, and it may be modified or suspended at any time at the Company's discretion. During the three months ended March 31, 2021, the Company purchased 65,626 shares of its Common Stock at a weighted average price of $21.66 per share. During the year ended December 31, 2020, the Company purchased 58,499 shares of its Common Stock at a weighted average price of $17.69 per share.

5. Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives. The Company's derivative instruments are utilized to manage economic risks, including interest rate risk. Changes in fair value of the Company's derivatives are primarily driven by changes in interest rates and recognized in other comprehensive income. The Company's current derivative positions will cause a decrease to other comprehensive income in a falling interest rate environment and an increase in a rising interest rate environment. The Company’s total comprehensive income or loss for the three months ended March 31, 2021 and March 31, 2020 is reported in the Consolidated Statements of Comprehensive Income.

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax for the three months ended March 31, 2021 and March 31, 2020:

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2020	$2,744	$(18,319)	$(15,575)
Other comprehensive (loss) income before reclassifications, net of tax	(798)	7,783	6,985
Amounts reclassified from accumulated other comprehensive income, net of tax	—	717	717
Net other comprehensive (loss) income	(798)	8,500	7,702
Balance at March 31, 2021	$1,946	$(9,819)	$(7,873)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2019	$928	$(8,444)	$(7,516)
Other comprehensive income (loss) before reclassifications, net of tax	1,730	(13,597)	(11,867)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	49	49
Net other comprehensive income (loss)	1,730	(13,548)	(11,818)
Balance at March 31, 2020	$2,658	$(21,992)	$(19,334)

The following table provides information for the items reclassified from accumulated other comprehensive income or loss:

Accumulated Other Comprehensive Income Components	Three Months Ended March 31,		Associated Line Item in the Consolidated Statements of Income
	2021	2020
	(In thousands)
Derivatives:
Unrealized (losses) gains on derivatives	$(922)	$(62)	Interest expense on borrowings
Tax benefit (expense)	205	13	Income tax expense
Net of tax	$(717)	$(49)

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

The following table is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per share data)
Net income	$5,690	$1,363
Dividends to participating securities(1)	(22)	(17)
Undistributed earnings allocated to participating securities(1)	(94)	(4)
Net income for earnings per share calculation	$5,574	$1,342

Weighted average shares outstanding, basic	7,759	7,750
Effect of dilutive equity-based awards(2)	42	29
Weighted average shares outstanding, diluted	7,801	7,779
Net earnings per common share:
Basic earnings per common share	$0.72	$0.17
Diluted earnings per common share	$0.71	$0.17
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

As of March 31, 2021, the Bank and Company met all capital adequacy requirements to which they are subject. There are no conditions or events since then that management believes have changed this conclusion.

The capital amounts and ratios for the Bank and the Company at March 31, 2021 and December 31, 2020 were as follows:

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
March 31, 2021
Common Equity Tier 1 Capital to Risk-Weighted Assets	$198,353	11.02%	$125,966	7.00%	$116,968	6.50%
Total Capital to Risk-Weighted Assets	218,998	12.17%	188,949	10.50%	179,951	10.00%
Tier I Capital to Risk-Weighted Assets	198,353	11.02%	152,958	8.50%	143,961	8.00%
Tier I Capital to Average Assets	198,353	8.82%	89,984	4.00%	112,480	5.00%

Bankwell Financial Group, Inc.
March 31, 2021
Common Equity Tier 1 Capital to Risk-Weighted Assets	$193,175	10.72%	$126,184	7.00%	N/A	N/A
Total Capital to Risk-Weighted Assets	234,449	13.01%	189,276	10.50%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	193,175	10.72%	153,223	8.50%	N/A	N/A
Tier I Capital to Average Assets	193,175	8.56%	90,226	4.00%	N/A	N/A

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
December 31, 2020
Common Equity Tier 1 Capital to Risk-Weighted Assets	$191,579	11.06%	$121,216	7.00%	$112,558	6.50%
Total Capital to Risk-Weighted Assets	212,588	12.28%	181,825	10.50%	173,166	10.00%
Tier I Capital to Risk-Weighted Assets	191,579	11.06%	147,191	8.50%	138,533	8.00%
Tier I Capital to Average Assets	191,579	8.44%	90,836	4.00%	113,545	5.00%

Bankwell Financial Group, Inc.
December 31, 2020
Common Equity Tier 1 Capital to Risk-Weighted Assets	$189,529	10.93%	$121,408	7.00%	N/A	N/A
Total Capital to Risk-Weighted Assets	230,696	13.30%	182,111	10.50%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	189,529	10.93%	147,423	8.50%	N/A	N/A
Tier I Capital to Average Assets	189,529	8.34%	90,916	4.00%	N/A	N/A

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

Reserve Requirements on Cash

The Bank was not required to maintain a minimum reserve balance in the Federal Reserve Bank (FRB) at March 31, 2021 or December 31, 2020 as the FRB has waived this requirement due to the COVID-19 pandemic.

8. Deposits

At March 31, 2021 and December 31, 2020, deposits consisted of the following:

	March 31, 2021	December 31, 2020
	(In thousands)
Noninterest bearing demand deposit accounts	$280,947	$270,235
Interest bearing accounts:
NOW	118,489	101,737
Money market	751,852	669,364
Savings	164,559	158,750
Time certificates of deposit	543,961	627,230
Total interest bearing accounts	1,578,861	1,557,081
Total deposits	$1,859,808	$1,827,316
Maturities of time certificates of deposit as of March 31, 2021 and December 31, 2020 are summarized below:

	March 31, 2021	December 31, 2020
	(In thousands)
2021	$308,621	$418,117
2022	71,564	50,425
2023	131,027	128,495
2024	32,716	30,160
2025	33	33
Total	$543,961	$627,230
The aggregate amount of individual certificate accounts, including brokered deposits with balances of $250,000 or more, was approximately $299.8 million at March 31, 2021 and $353.7 million at December 31, 2020.
Brokered certificates of deposits totaled $200.1 million at March 31, 2021 and $238.9 million at December 31, 2020. Certificates of deposits from national listing services totaled $4.9 million at March 31, 2021 and $18.4 million at December 31, 2020. Brokered money market accounts totaled $53.8 million at March 31, 2021 and $13.5 million at December 31, 2020.

The following table summarizes interest expense by account type for the three ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
NOW	$43	$28
Money market	950	1,492
Savings	125	672
Time certificates of deposits	1,996	3,517
Total interest expense on deposits	$3,114	$5,709

9. Stock-Based Compensation

Equity award plans

The Company has stock options or unvested restricted stock outstanding under three equity award plans, which are collectively referred to as the “Plan”. The current plan under which any future issuances of equity awards will be made is the 2012 BNC Financial Group, Inc. Stock Plan, or the “2012 Plan,” as amended from time-to-time. All equity awards made under the 2012 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of stock options or restricted stock. At March 31, 2021, there were 627,527 shares reserved for future issuance under the 2012 Plan.

Stock Options: The Company accounts for stock options based on the fair value at the date of grant and records an expense over the vesting period of such awards on a straight line basis.

There were no options granted during the three months ended March 31, 2021.

A summary of the status of outstanding stock options for the three months ended March 31, 2021 is presented below:

	Three Months Ended March 31, 2021
	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	15,180	$16.82
Exercised	(3,500)	15.00
Options outstanding at end of period	11,680	17.37

Options exercisable at end of period	11,680	17.37

Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. The total intrinsic value of share options exercised during the three months ended March 31, 2021 was $19 thousand.

The range of exercise prices for the 11,680 options exercisable at March 31, 2021 was $15.00 to $17.86 per share. The weighted average remaining contractual life for these options was 1.9 years at March 31, 2021. At March 31, 2021, as all awarded options have vested, all of the outstanding options are exercisable, and the aggregate intrinsic value of these options was $112 thousand.

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.

The following table presents the activity for restricted stock for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
	Number of Shares		Weighted Average Grant Date Fair Value
Unvested at beginning of period	163,369	(1)	$26.22
Granted	51,628	(2)	18.97
Vested	(28,362)		27.27
Forfeited	(150)		33.02
Unvested at end of period	186,485		24.05
(1)    Includes 15,099 shares of performance based restricted stock
(2)    Includes 17,563 shares of performance based restricted stock

The total fair value of restricted stock awards vested during the three months ended March 31, 2021 was $0.6 million.

The Company's restricted stock expense for the three months ended March 31, 2021 and March 31, 2020 was $0.4 million and $0.4 million, respectively. At March 31, 2021, there was $3.9 million of unrecognized stock compensation expense for restricted stock, expected to be recognized over a weighted average period of 1.9 years.

Performance Based Restricted Stock: The Company has 32,662 shares of performance based restricted stock outstanding as of March 31, 2021 pursuant to the Company’s 2012 Stock Plan. The awards vest over a three to four year service period, provided certain performance metrics are met. The share quantity that ultimately vests can range between 0% and 200%, which is dependent on the degree to which the performance metrics are met. The Company records an expense over the vesting period based on (a) the probability that the performance metric will be met and (b) the fair market value of the Company’s stock at the date of the grant.

10. Derivative Instruments

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, and duration of its funding along with the use of interest rate derivative financial instruments, namely interest rate swaps. The Company does not use derivatives for speculative purposes. As of March 31, 2021, the Company was a party to nine interest rate swaps, designated as hedging instruments, to add stability to interest expense and to manage its exposure to the variability of the future cash flows attributable to the contractually specified interest rates. The notional amount for each swap is $25 million and in each case, the Company has entered into pay-fixed interest rate swaps to convert rolling 90 days Federal Home Loan Bank advances or brokered deposits. As of March 31, 2021, the Company entered into four interest rate swaps not designated as hedging instruments, to minimize interest rate risk exposure with loans to customers.

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

Information about derivative instruments at March 31, 2021 and December 31, 2020 is as follows:

	As of March 31, 2021
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	$50,000	Other assets	$474	$175,000	Accrued expenses and other liabilities	$(13,107)

Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$38,500	Other assets	$2,184	$38,500	Accrued expenses and other liabilities	$(2,184)

(1) Represents interest rate swaps with commercial banking customers, which are offset by derivatives with a third party.

Accrued interest payable related to interest rate swaps as of March 31, 2021 totaled $0.6 million and is excluded from the fair value presented in the table above. The fair value of interest rate swaps in a net liability position, including accrued interest, totaled $13.2 million as of March 31, 2021.

	As of December 31, 2020
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	$—	Other assets	$—	$225,000	Accrued expenses and other liabilities	$(23,567)

Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$38,500	Other assets	$4,444	$38,500	Accrued expenses and other liabilities	$(4,444)

(1) Represents interest rate swaps with commercial banking customers, which are offset by derivatives with a third party.

Accrued interest receivable related to interest rate swaps as of December 31, 2020 totaled $0.6 million and is excluded from the fair value presented in the table above. The fair value of interest rate swaps in a net liability position, including accrued interest, totaled $24.2 million as of December 31, 2020.

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
Changes in the consolidated statements of comprehensive income (loss) related to interest rate derivatives designated as hedges of cash flows were as follows for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31,
(In thousands)	2021	2020
Interest rate swaps designated as cash flow hedges:
Unrealized gain (loss) recognized in accumulated other comprehensive income before reclassifications	$10,011	$(17,488)
Amounts reclassified from accumulated other comprehensive income	923	62
Income tax (expense) benefit on items recognized in accumulated other comprehensive income	(2,434)	3,878
Other comprehensive income (loss)	$8,500	$(13,548)

The above unrealized gains and losses are reflective of market interest rates as of the respective balance sheet dates. Generally, a lower interest rate environment will result in a negative impact to comprehensive income whereas a higher interest rate environment will result in a positive impact to comprehensive income.

The following tables summarize gross and net information about derivative instruments that are offset in the Consolidated Balance Sheets at March 31, 2021 and December 31, 2020:

	March 31, 2021
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets	$2,643	$—	$2,643	$—	$—	$2,643
(1) Includes accrued interest payable totaling $14.0 thousand.

	March 31, 2021
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted(2)	Net Amount
Derivative Liabilities	$15,866	$—	$15,866	$—	$15,165	$701
(1) Includes accrued interest payable totaling $575.9 thousand.

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

The carrying values, fair values and placement in the fair value hierarchy of the Company's financial instruments at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$351,194	$351,194	$351,194	$—	$—
Federal funds sold	10,811	10,811	10,811	—	—
Marketable equity securities	2,178	2,178	2,178	—	—
Available for sale securities	83,218	83,218	10,112	73,106	—
Held to maturity securities	16,225	18,550	—	65	18,485
Loans receivable, net	1,650,127	1,643,035	—	—	1,643,035
Accrued interest receivable	7,306	7,306	—	7,306	—
FHLB stock	6,446	6,446	—	6,446	—
Servicing asset, net of valuation allowance	676	676	—	—	676
Derivative asset	2,658	2,658	—	2,658	—
Assets held for sale	2,613	2,613	—	—	2,613

Financial Liabilities:
Noninterest bearing deposits	$280,947	$280,947	$—	$280,947	$—
NOW and money market	870,341	870,341	—	870,341	—
Savings	164,559	164,559	—	164,559	—
Time deposits	543,961	547,134	—	—	547,134
Accrued interest payable	1,178	1,178	—	1,178	—
Advances from the FHLB	125,000	124,998	—	—	124,998
Subordinated debentures	25,271	25,278	—	—	25,278
Servicing liability	23	23	—	—	23
Derivative liability	15,291	15,291	—	15,291	—

	December 31, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$405,340	$405,340	$405,340	$—	$—
Federal funds sold	4,258	4,258	4,258	—	—
Marketable equity securities	2,207	2,207	2,207	—	—
Available for sale securities	88,605	88,605	10,148	78,457	—
Held to maturity securities	16,078	20,032	—	70	19,962
Loans receivable, net	1,601,672	1,605,402	—	—	1,605,402
Accrued interest receivable	6,579	6,579	—	6,579	—
FHLB stock	7,860	7,860	—	7,860	—
Servicing asset, net of valuation allowance	628	628	—	—	628
Derivative asset	4,444	4,444	—	4,444	—
Assets held for sale	2,613	2,613	—	—	2,613

Financial Liabilities:
Noninterest bearing deposits	$270,235	$270,235	$—	$270,235	$—
NOW and money market	771,101	771,101	—	771,101	—
Savings	158,750	158,750	—	158,750	—
Time deposits	627,230	631,891	—	—	631,891
Accrued interest payable	1,750	1,750	—	1,750	—
Advances from the FHLB	175,000	174,997	—	—	174,997
Subordinated debentures	25,258	25,447	—	—	25,447
Servicing liability	21	21	—	—	21
Derivative liability	28,011	28,011	—	28,011	—
The following methods and assumptions were used by management in estimating the fair value of its financial instruments:

Cash and due from banks, federal funds sold, accrued interest receivable and accrued interest payable: The carrying amount is a reasonable estimate of fair value.

Marketable equity securities, available for sale securities and held to maturity securities: Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The majority of the available for sale securities are considered to be Level 2 as other observable inputs are utilized, such as quoted prices for similar securities. Level 1 investment securities include investments in U.S. treasury notes and in marketable equity securities for which a quoted price is readily available in the market. Level 3 held to maturity securities represent private placement municipal housing authority bonds for which no quoted market price is available. The fair value for these securities is estimated using a discounted cash flow model, using discount rates ranging from 3.3% to 4.7% as of March 31, 2021 and 2.9% to 3.3% as of December 31, 2020. These securities are CRA eligible investments.

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

Off-balance-sheet instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at March 31, 2021 and December 31, 2020.

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

Financial instruments measured at fair value on a recurring basis

The following table details the financial instruments carried at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the three months ended March 31, 2021 and for the year ended December 31, 2020.

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
March 31, 2021:
Marketable equity securities	$2,178	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	10,112	61,551	—
Corporate bonds	—	11,555	—
Derivative asset	—	2,658	—
Derivative liability	—	15,291	—

December 31, 2020:
Marketable equity securities	$2,207	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	10,148	66,730	—
Corporate bonds	—	11,727	—
Derivative asset	—	4,444	—
Derivative liability	—	28,011	—

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

The following table details the financial instruments measured at fair value on a nonrecurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
March 31, 2021:
Impaired loans	$—	$—	$50,478
Servicing asset, net	—	—	653

December 31, 2020:
Impaired loans	$—	$—	$42,661
Servicing asset, net	—	—	607
Assets held for sale	—	—	2,613

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at March 31, 2021 and December 31, 2020:

	Fair Value	Valuation Methodology	Unobservable Input	Range
	(Dollars in thousands)
March 31, 2021:
Impaired loans	$22,651	Appraisals	Discount to appraised value	8.00%
	27,827	Discounted cash flows	Discount rate	3.00 - 7.00%
	$50,478

Servicing asset, net	$653	Discounted cash flows	Discount rate	10.00%(1)
			Prepayment rate	3.00 - 16.00%
December 31, 2020:
Impaired loans	$20,703	Appraisals	Discount to appraised value	8.00 - 33.00%
	21,958	Discounted cash flows	Discount rate	3.00 - 12.00%
	$42,661

Servicing asset, net	$607	Discounted cash flows	Discount rate	10.00%(2)
			Prepayment rate	3.00 - 16.00%

Assets held for sale	$2,613	Sale & income approach	Adjustment to valuation and cost to sell	N/A
(1) Servicing liabilities totaling $23 thousand were valued using a discount rate of 0.3%.
(2) Servicing liabilities totaling $21 thousand were valued using a discount rate of 0.2%.

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

The Company recognized $0.4 million in interest expense related to its subordinated debt for each of the three month periods ended March 31, 2021 and 2020.

14. Subsequent Events

On April 28, 2021, the Company’s Board of Directors declared a $0.14 per share cash dividend, payable on May 24, 2021 to shareholders of record on May 14, 2021.

Subsequent to March 31, 2021, the Company committed to retire $10.0 million of existing subordinated debt on May 15, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and related notes contained elsewhere in this report on Form 10-Q. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the Company’s Form 10-K filed for the year ended December 31, 2020 in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.” We assume no obligation to update any of these forward-looking statements.

General

Bankwell Financial Group, Inc. is a bank holding company headquartered in New Canaan, Connecticut. Through our wholly owned subsidiary, Bankwell Bank, or the Bank, we serve small and medium-sized businesses and retail customers in Connecticut, with the majority of the Company's loans in Fairfield and New Haven Counties and some New York metro area counties. We have a history of building long-term customer relationships and attracting new customers through what we believe is our strong customer service and our ability to deliver a diverse product offering.

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

•Utilization of efficient and scalable infrastructure; and

•Disciplined focus on risk management.

Impact of COVID-19

The COVID-19 pandemic has resulted in significant economic disruption affecting our business and the clients we serve. As vaccination efforts have rapidly expanded, restrictions on businesses are being lifted and a return to more normal economic activity is expected. However, a significant degree of uncertainty still exists concerning the ultimate duration and magnitude of the COVID-19 pandemic. Given the ongoing and dynamic nature of the circumstances, it is still difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, including but not limited to the continued roll-out of vaccinations, which play an important role as to when the coronavirus can be controlled and abated.

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

Earnings and Performance Overview

For the three months ended March 31, 2021, we had net interest income of $14.7 million, an increase of $1.4 million or 10.3% when compared to the same period in 2020. The increase in net interest income was primarily due to a decline in interest expense from lower interest rates when compared to the same period in 2020.

Noninterest income increased $0.9 million to $2.0 million for the three months ended March 31, 2021 compared to the same period in 2020. The increase in noninterest income for the three months ended March 31, 2021, when compared to the same periods in 2020, was primarily a result of resumed SBA loan sales, totaling $0.5 million for the quarter ended March 31, 2021. In addition, the increase was impacted by a one-time federal payroll tax credit for COVID-19 of $0.9 million, partially offset by $0.4 million of non-recurring interest rate swap fees recognized in the quarter ended March 31, 2020.

In the fourth quarter of 2020, the Company recognized a $3.9 million one-time charge recorded in noninterest expense for office consolidation, vendor contract termination and employee severance costs. As of March 31, 2021, the Company has paid a total of $0.3 million in employee severance costs and a total of $21 thousand in vendor contract termination costs. Reference the 2020 Form 10-K for further discussion on these charges.

Net income available to common shareholders was $5.7 million, or $0.71 per diluted share, and $1.4 million, or $0.17 per diluted share, for the three months ended March 31, 2021 and 2020, respectively. The increase in net income was impacted by the aforementioned increases in net interest income and noninterest income.

Returns on average stockholders' equity and average assets for the three months ended March 31, 2021 were 12.67% and 1.02%, respectively, compared to 3.03% and 0.29%, respectively, for the three months ended March 31, 2020.

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

FTE net interest income for the three months ended March 31, 2021 and 2020 was $14.7 million and $13.3 million, respectively. FTE interest income for the three months ended March 31, 2021 decreased by $1.3 million, or 6.6%, to $18.8 million, compared to FTE interest income for the three months ended March 31, 2020. This decrease was due to lower loan yields as loans re-priced at lower interest rates throughout 2020. Interest expense for the three months ended March 31, 2021 decreased by $2.7 million, or 39.5%, compared to interest expense for the three months ended March 31, 2020. This decrease is due to lower interest rates on deposits.

The net interest margin decreased by 24 basis points to 2.74% for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The decrease in net interest margin was primarily due to excess liquidity.

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

The following table presents the average balances and yields earned on interest earning assets and average balances and weighted average rates paid on our funding liabilities for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021			2020

(Dollars in thousands)	Average Balance	Interest	Yield / Rate (5)	Average Balance	Interest	Yield / Rate (5)
Assets:
Cash and Fed funds sold	$401,900	$108	0.11%	$73,497	$286	1.56%
Securities (1)	101,176	788	3.11	98,566	775	3.15
Loans:
Commercial real estate	1,129,224	12,731	4.51	1,108,709	13,024	4.65
Residential real estate	112,053	964	3.44	143,826	1,357	3.77
Construction (2)	94,075	885	3.76	100,437	1,215	4.78
Commercial business	294,756	3,271	4.44	258,848	3,386	5.18
Consumer	5,039	49	3.94	156	3	8.37
Total loans	1,635,147	17,900	4.38	1,611,976	18,985	4.66
Federal Home Loan Bank stock	6,508	31	1.96	7,325	103	5.65
Total earning assets	2,144,731	$18,827	3.51%	1,791,364	$20,149	4.45%
Other assets	113,561			111,585
Total assets	$2,258,292			$1,902,949

Liabilities and shareholders' equity:
Interest bearing liabilities:
NOW	$101,057	$43	0.17%	$67,925	$28	0.17%
Money market	736,659	950	0.52	438,588	1,492	1.37
Savings	160,347	125	0.32	185,478	672	1.46
Time	611,153	1,996	1.32	640,580	3,517	2.21
Total interest bearing deposits	1,609,216	3,114	0.78	1,332,571	5,709	1.72
Borrowed money	152,485	1,008	2.64	172,464	1,101	2.53
Total interest bearing liabilities	1,761,701	$4,122	0.95%	1,505,035	$6,810	1.82%
Noninterest bearing deposits	269,863			179,066
Other liabilities	44,670			37,721
Total Liabilities	2,076,234			1,721,822
Shareholders' equity	182,058			181,127

Total liabilities and shareholders' equity	$2,258,292			$1,902,949
Net interest income (3)		$14,705			$13,339
Interest rate spread			2.56%			2.63%
Net interest margin (4)			2.74%			2.98%
(1)Average balances and yields for securities are based on amortized cost.
(2)Includes commercial and residential real estate construction.
(3)The adjustment for securities and loans taxable equivalency amounted to $50 thousand and $53 thousand for the three months ended March 31, 2021 and 2020, respectively.
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

	Three Months Ended March 31, 2021 vs 2020 Increase (Decrease)
(In thousands)	Volume	Rate	Total
Interest and dividend income:
Cash and Fed funds sold	$300	$(478)	$(178)
Securities	21	(8)	13
Loans:
Commercial real estate	238	(531)	(293)
Residential real estate	(281)	(112)	(393)
Construction	(73)	(257)	(330)
Commercial business	437	(552)	(115)
Consumer	49	(3)	46
Total loans	370	(1,455)	(1,085)
Federal Home Loan Bank stock	(11)	(61)	(72)
Total change in interest and dividend income	680	(2,002)	(1,322)
Interest expense:
Deposits:
NOW	14	1	15
Money market	687	(1,229)	(542)
Savings	(81)	(466)	(547)
Time	(155)	(1,366)	(1,521)
Total deposits	465	(3,060)	(2,595)
Borrowed money	(131)	38	(93)
Total change in interest expense	334	(3,022)	(2,688)
Change in net interest income	$346	$1,020	$1,366

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

The credit for loan losses for the three months ended March 31, 2021 was $0.3 million compared to a provision for loan losses of $3.2 million for the three months ended March 31, 2020. The decrease in the provision for loan losses for the three months ended March 31, 2021 was primarily due to improving economic trends, partially offset by increased reserves on impaired loans and overall higher loan balances.

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of fees generated from deposit relationships with our customers, fees generated from sales and referrals of loans, income earned on bank-owned life insurance and gains on sales of investment securities.

The following table compares noninterest income for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2021	2020	$	%
Gains and fees from sales of loans	$513	$—	$513	N/A
Bank-owned life insurance	231	243	(12)	(4.9)
Service charges and fees	199	217	(18)	(8.3)
Other	1,013	612	401	65.5
Total noninterest income	$1,956	$1,072	$884	82.5%

Noninterest income increased by $0.9 million, or 82.5%, to $2.0 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

The increase in noninterest income was driven by resumed SBA loan sales, totaling $0.5 million for the quarter ended March 31, 2021. In addition, the increase was impacted by a one-time federal payroll tax credit for COVID-19 of $0.9 million, partially offset by $0.4 million of non-recurring interest rate swap fees recognized in the quarter ended March 31, 2020.

Noninterest Expense

The following table compares noninterest expense for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2021	2020	$	%
Salaries and employee benefits	$4,769	$5,380	$(611)	(11.4)%
Occupancy and equipment	2,406	1,909	497	26.0
Professional services	587	711	(124)	(17.4)
Data processing	512	536	(24)	(4.5)
FDIC insurance	403	70	333	475.7
Director fees	317	295	22	7.5
Marketing	(9)	162	(171)	(105.6)
Other	653	596	57	9.6
Total noninterest expense	$9,638	$9,659	$(21)	(0.2)%

Noninterest expense decreased by $21.0 thousand, or 0.2%, to $9.6 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease in noninterest expense was primarily driven by a decline in salaries and employee benefits and marketing expense, partially offset by an increase in occupancy and equipment expense and FDIC insurance expense.

Salaries and employee benefits totaled $4.8 million for the quarter ended March 31, 2021, a decrease of $0.6 million when compared to the same period in 2020. The decrease in salaries and employee benefits was primarily driven by a decrease in full time equivalent employees as a direct result of the Voluntary Early Retirement Incentive Plan offered to eligible employees and other employee actions taken during the fourth quarter of 2020. Full time equivalent employees totaled 123 at March 31, 2021 compared to 154 for the same period in 2020. Salaries and employee benefits were also favorably impacted as higher loan originations enabled the bank to defer a greater amount of expenses.

Occupancy and equipment expense totaled $2.4 million for the quarter ended March 31, 2021, an increase of $0.5 million when compared to the same period in 2020. The increase in occupancy and equipment expense was primarily due to additional cleaning costs associated with precautions taken to prevent the spread of COVID-19.

FDIC insurance expense totaled $0.4 million for the quarter ended March 31, 2021, an increase of $0.3 million when compared to the same period in 2020. The increase in FDIC insurance expense was due to the application of available FDIC insurance credits in the first quarter of 2020.

Income Taxes

Income tax expense for the three months ended March 31, 2021 and 2020 totaled $1.6 million and $0.2 million, respectively. The effective tax rates for the three months ended March 31, 2021 and 2020 were 21.7% and 10.0%, respectively. For the three months ended March 31, 2021, the increase in the effective tax rate was primarily attributable to a discrete benefit recognized in the first quarter of 2020.The impact of these items on the effective tax rate varies with changes in pre-tax income.

Financial Condition

Summary

At March 31, 2021 total assets were $2.2 billion, a $9.3 million, or a 0.4% decrease compared to December 31, 2020. The decrease in assets is primarily due to a decrease in excess liquidity, partially offset by an increase in loans. Gross loans totaled $1.7 billion at March 31, 2021, an increase of $47.6 million compared to December 31, 2020. Excluding PPP loans, gross loans increased by $63.2 million at March 31, 2021 when compared to December 31, 2020. Deposits totaled $1.9 billion at March 31, 2021, compared to $1.8 billion at December 31, 2020.

Total shareholders’ equity at March 31, 2021 and December 31, 2020 was $187.9 million and $176.6 million, respectively. The increase in shareholders' equity was primarily driven by (i) a $7.7 million favorable impact to accumulated other comprehensive income driven by fair value marks related to hedge positions involving interest rate swaps and (ii) net income for the quarter ended March 31, 2021 of $5.7 million. The Company's interest rate swaps are used to hedge interest rate risk. The Company's current interest rate swap positions will cause a decrease to other comprehensive income in a falling interest rate environment and an increase in a rising interest rate environment. The increase in Shareholders’ equity was partially offset by dividends paid of $1.1 million and common stock repurchases of $1.4 million.

Loan Portfolio

We originate commercial real estate loans, including construction loans, commercial business loans and other consumer loans. Our loan portfolio is the largest category of our earning assets.

Total loans before deferred loan fees and the allowance for loan losses were $1.67 billion at March 31, 2021 and $1.63 billion at December 31, 2020. Total gross loans increased $47.6 million as of March 31, 2021 compared to the year ended December 31, 2020.

The following table compares the composition of our loan portfolio for the dates indicated:

(In thousands)	At March 31, 2021	At December 31, 2020	Change
Real estate loans:
Residential	$109,752	$113,557	$(3,805)
Commercial	1,183,848	1,148,383	35,465
Construction	103,099	87,007	16,092
	1,396,699	1,348,947	47,752
Commercial business	267,698	276,601	(8,903)
Consumer	8,818	79	8,739
Total loans	$1,673,215	$1,625,627	$47,588

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

Nonperforming assets. Nonperforming assets include nonaccrual loans and property acquired through foreclosures or repossession. The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(In thousands)	At March 31, 2021	At December 31, 2020
Nonaccrual loans:
Real estate loans:
Residential	$1,289	$1,492
Commercial	19,277	21,093
Commercial business	1,803	1,834
Construction	8,997	8,997
Total nonaccrual loans	31,366	33,416
Other real estate owned	—	—
Total nonperforming assets	$31,366	$33,416

Nonperforming assets to total assets	1.40%	1.48%
Nonaccrual loans to total gross loans	1.87%	2.06%
Total past due loans to total gross loans	2.39%	0.93%

Nonperforming assets totaled $31.4 million and represented 1.40% of total assets at March 31, 2021, compared to $33.4 million and 1.48% of total assets at December 31, 2020. Nonaccrual loans totaled $31.4 million at March 31, 2021. There was no other real estate owned at March 31, 2021 or December 31, 2020.
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

The following table presents the activity in our allowance for loan losses and related ratios for the dates indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Balance at beginning of period	$21,009	$13,509
Charge-offs:
Commercial real estate	(163)	—
Commercial business	—	(8)
Consumer	(14)	(2)
Total charge-offs	(177)	(10)
Recoveries:
Commercial business	—	1
Consumer	9	1
Total recoveries	9	2
Net charge-offs	(168)	(8)
(Credit) provision charged to earnings	(296)	3,185
Balance at end of period	$20,545	$16,686
Net charge-offs to average loans	0.01%	—%
Allowance for loan losses to total gross loans	1.23%	1.03%

At March 31, 2021, our allowance for loan losses was $20.5 million and represented 1.23% of total gross loans, compared to $21.0 million, or 1.29% of total gross loans, at December 31, 2020.

The following table presents the allocation of the allowance for loan losses and the percentage of these loans to total loans for the dates indicated:

	At March 31, 2021		At December 31, 2020
(Dollars in thousands)	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
Residential real estate	$501	6.56%	$610	6.99%
Commercial real estate	16,259	70.75	16,425	70.64
Construction	297	6.16	221	5.35
Commercial business	3,452	16.00	3,753	17.02
Consumer	36	0.53	—	—
Total allowance for loan losses	$20,545	100.00%	$21,009	100.00%

The allocation of the allowance for loan losses at March 31, 2021 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the allowance for loan losses at March 31, 2021 is appropriate to cover probable losses.

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

Investment Securities

At March 31, 2021, the carrying value of our investment securities portfolio totaled $101.6 million and represented 4.5% of total assets, compared to $106.9 million, or 4.7% of total assets, at December 31, 2020.

The net unrealized gain position on our investment portfolio at March 31, 2021 was $4.8 million and included gross unrealized losses of $0.4 million. The net unrealized gain position on our investment portfolio at December 31, 2020 was $7.5 million and included no gross unrealized losses.

Deposit Activities and Other Sources of Funds

	At March 31, 2021			At December 31, 2020
(Dollars in thousands)	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
Noninterest bearing demand	$280,947	15.10%	—%	$270,235	14.79%	—%
NOW	118,489	6.37	0.17	101,737	5.57	0.17
Money market	751,852	40.43	0.52	669,364	36.63	0.79
Savings	164,559	8.85	0.32	158,750	8.69	0.81
Time	543,961	29.25	1.32	627,230	34.32	1.77
Total deposits	$1,859,808	100.00%	0.78%	$1,827,316	100.00%	1.23%

Total deposits were $1.9 billion at March 31, 2021, an increase of $32.5 million, from the balance at December 31, 2020.

Brokered certificates of deposits totaled $200.1 million at March 31, 2021 and $238.9 million at December 31, 2020. Certificates of deposits from national listing services totaled $4.9 million at March 31, 2021 and $18.4 million at December 31, 2020. Brokered money market accounts totaled $53.8 million at March 31, 2021 and $13.5 million at December 31, 2020. Brokered deposits represent brokered certificates of deposit, brokered money market accounts and one way buy Certificate of Deposit Account Registry Service (CDARS), and one way buy Insured Cash Sweep (ICS).

At March 31, 2021 and December 31, 2020, time deposits with a denomination of $100 thousand or more, including CDARS and brokered deposits, totaled $444.1 million and $519.8 million, respectively, maturing during the periods indicated in the table below:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Maturing:
Within 3 months	$118,547	$141,784
After 3 but within 6 months	77,166	67,064
After 6 months but within 1 year	68,824	118,880
After 1 year	179,524	192,051
Total	$444,061	$519,779

We utilize advances from the Federal Home Loan Bank of Boston, or FHLB, as part of our overall funding strategy and to meet short-term liquidity needs, and to a lesser degree, manage interest rate risk arising from the difference in asset and liability maturities. Total FHLB advances were $125.0 million and $175.0 million at March 31, 2021 and December 31, 2020, respectively. The decrease of $50.0 million, or 28.6%, reflects the substitution of lower cost brokered deposits in lieu of FHLB advances.

The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At March 31, 2021, the Bank had pledged $814.3 million of eligible loans as collateral to support borrowing capacity at the FHLB of Boston. As of March 31, 2021, the Bank had immediate availability to borrow an additional $384.7 million based on qualified collateral.

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

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of March 31, 2021, the Company had cash and cash equivalents of $362.0 million and available-for-sale securities of $83.2 million. At March 31, 2021, outstanding commitments to originate loans totaled $82.2 million and undisbursed funds from approved lines of credit, home equity lines of credit and secured commercial lines of credit totaled $200.3 million.

Capital Resources

Shareholders’ equity totaled $187.9 million as of March 31, 2021, an increase of $11.3 million compared to December 31, 2020, primarily a result of (i) a $7.7 million favorable impact to accumulated other comprehensive income driven by fair value marks related to hedge positions involving interest rate swaps and (ii) net income for the quarter ended March 31, 2021 of $5.7 million. The Company's interest rate swaps are used to hedge interest rate risk. The Company's current interest rate swap positions will cause a decrease to other comprehensive income in a falling interest rate environment and an increase in a rising interest rate environment. The increase in Shareholders’ equity was partially offset by dividends paid of $1.1 million and common stock repurchases of $1.4 million. As of March 31, 2021, the tangible common equity ratio and tangible book value per share were 8.27% and $23.99, respectively.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At March 31, 2021, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At March 31, 2021, the Bank’s ratio of Common Equity Tier 1 capital to risk-weighted assets was 11.02%, total capital to risk-weighted assets was 12.17%, Tier 1 capital to risk-weighted assets was 11.02% and Tier 1 capital to average assets was 8.82%.

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

We use two sets of standard scenarios to measure net interest income at risk. For the Parallel Ramp Scenarios, rate changes are ramped over a twelve-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Parallel Shock Scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Simulation analysis involves projecting a future balance sheet structure and interest income and expense under the various rate scenarios. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than: 6% for a 100 basis point shift; 12% for a 200 basis point shift; and 18% for a 300 basis point shift. Per Company policy, the Bank should not be outside these limits for twelve consecutive months unless the Bank's forecasted capital ratios are considered to be "well capitalized". As of March 31, 2021, the Bank has met all minimum regulatory capital requirements to be considered "well capitalized", reference footnote 7 to the consolidated financial statements for more detail.

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning March 31, 2021 and December 31, 2020:

Parallel Ramp	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	March 31, 2021	December 31, 2020
-100	(0.60)%	0.20%
+200	(1.60)	(1.40)

Parallel Shock	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	March 31, 2021	December 31, 2020
-100	(1.30)%	(0.30)%
+100	(0.90)	(1.00)
+200	(1.40)	(1.70)
+300	(1.40)	(2.00)

The net interest income at risk simulation results indicate that, as of March 31, 2021, we remain liability sensitive. The liability sensitivity is due to the fact that there are more liabilities than assets subject to repricing as market rates change.

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

The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:

	Estimated Percent Change in Economic Value of Equity ("EVE")
Rate Changes (basis points)	March 31, 2021	December 31, 2020
-100	(26.80)%	(47.30)%
+100	3.80	9.30
+200	5.10	13.80
+300	7.00	18.40

While ALCO reviews and updates simulation assumptions and also periodically back-tests the simulation results to ensure that the assumptions are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk or future net interest margin. Over time, the repricing, maturity and prepayment characteristics of financial instruments and the composition of our balance sheet may change to a different degree than estimated. ALCO recognizes that deposit balances could shift into higher yielding alternatives as market rates change. ALCO has modeled increased costs of deposits in the rising rate simulation scenarios presented above. In the minus 100 scenario above, the change in EVE of (26.8)% is outside of policy parameters. However, because the Bank continues to be well-capitalized, the downward rate scenarios are extremely unlikely in the current economic and interest rate environment. The result of this simulation was discussed with the ALCO committee and the Company has decided to not take any further action at this time.

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

(b) Change in internal controls:

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company and the Bank are periodically involved in various legal proceedings as normal incident to their businesses. In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 1A. Risk Factors

There have been no material changes in risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table includes information with respect to repurchases of the Company’s Common Stock during the three-month period ended March 31, 2021 under the Company’s share repurchase program.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2021 - January 31, 2021	—	$—	—	307,333
February 1, 2021 - February 28, 2021	65,626	21.66	65,626	241,707
March 1, 2021 - March 31, 2021	—	—	—	241,707
Total	65,626	$21.66	65,626	241,707

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

31.1	Certification of Christopher R. Gruseke pursuant to Rule 13a-14(a)

31.2	Certification of Penko Ivanov pursuant to Rule 13a-14(a)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Bankwell Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatting in Inline XBRL and contained in Exhibit 101)
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankwell Financial Group, Inc.
Date: May 7, 2021	/s/ Christopher R. Gruseke
Christopher R. Gruseke
President and Chief Executive Officer

Date: May 7, 2021	/s/ Penko Ivanov
Penko Ivanov
Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)