Form 10-Q
period 2021-06-30
Bankwell Financial Group, Inc.
filed 2021-08-06
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

or

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

As of July 31, 2021, there were 7,842,824 shares of the registrant’s common stock outstanding.

Bankwell Financial Group, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
Bankwell Financial Group, Inc.
Consolidated Balance Sheets - (unaudited)
(In thousands, except share data)

	June 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$297,851	$405,340
Federal funds sold	4,036	4,258
Cash and cash equivalents	301,887	409,598

Investment securities
Marketable equity securities, at fair value	2,192	2,207
Available for sale investment securities, at fair value	90,983	88,605
Held to maturity investment securities, at amortized cost (fair values of $18,634 and $20,032 at June 30, 2021 and December 31, 2020, respectively)	16,166	16,078
Total investment securities	109,341	106,890

Loans receivable (net of allowance for loan losses of $16,672 at June 30, 2021 and $21,009 at December 31, 2020)	1,719,274	1,601,672
Accrued interest receivable	6,661	6,579
Federal Home Loan Bank stock, at cost	3,844	7,860
Premises and equipment, net	33,916	21,762
Bank-owned life insurance	48,632	42,651
Goodwill	2,589	2,589
Other intangible assets	58	76
Deferred income taxes, net	8,208	11,300
Other assets	35,415	42,770
Total assets	$2,269,825	$2,253,747
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$328,473	$270,235
Interest bearing deposits	1,610,829	1,557,081
Total deposits	1,939,302	1,827,316

Advances from the Federal Home Loan Bank	75,000	175,000
Subordinated debentures (face value of $15,500 and $25,500 at June 30, 2021 and December 31, 2020, respectively, less unamortized debt issuance costs of $134 and $242 at June 30, 2021 and December 31, 2020, respectively)	15,366	25,258
Accrued expenses and other liabilities	49,362	49,571
Total liabilities	2,079,030	2,077,145
Commitments and contingencies
Shareholders' equity
Common stock, no par value; 10,000,000 shares authorized, 7,895,101 and 7,919,278 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	120,451	121,338
Retained earnings	80,543	70,839
Accumulated other comprehensive loss	(10,199)	(15,575)
Total shareholders' equity	190,795	176,602

Total liabilities and shareholders' equity	$2,269,825	$2,253,747

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Income – (unaudited)
(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest and dividend income
Interest and fees on loans	$19,266	$18,459	$37,166	$37,444
Interest and dividends on securities	736	778	1,505	1,603
Interest on cash and cash equivalents	90	86	198	372
Total interest and dividend income	20,092	19,323	38,869	39,419

Interest expense
Interest expense on deposits	2,744	4,810	5,858	10,519
Interest expense on borrowings	769	876	1,777	1,977
Total interest expense	3,513	5,686	7,635	12,496

Net interest income	16,579	13,637	31,234	26,923

(Credit) provision for loan losses	(20)	2,999	(316)	6,184

Net interest income after (credit) provision for loan losses	16,599	10,638	31,550	20,739

Noninterest income
Gains and fees from sales of loans	814	—	1,327	—
Bank-owned life insurance	251	241	482	484
Service charges and fees	217	171	416	388
Other	158	165	1,170	777
Total noninterest income	1,440	577	3,395	1,649

Noninterest expense
Salaries and employee benefits	3,960	5,227	8,729	10,607
Occupancy and equipment	3,250	2,235	5,656	4,144
Data processing	833	493	1,345	1,029
Professional services	547	434	1,134	1,145
Director fees	327	287	644	582
FDIC insurance	300	283	703	353
Marketing	140	199	131	361
Other	695	564	1,348	1,160
Total noninterest expense	10,052	9,722	19,690	19,381
Income before income tax expense	7,987	1,493	15,255	3,007
Income tax expense	1,759	279	3,338	430
Net income	$6,228	$1,214	$11,917	$2,577

Earnings Per Common Share:
Basic	$0.79	$0.16	$1.51	$0.33
Diluted	$0.79	$0.16	$1.50	$0.33

Weighted Average Common Shares Outstanding:
Basic	7,722,481	7,715,094	7,744,368	7,732,615
Diluted	7,768,026	7,715,295	7,792,600	7,748,104
Dividends per common share	$0.14	$0.14	$0.28	$0.28

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Comprehensive Income (Loss) – (unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$6,228	$1,214	$11,917	$2,577
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available for sale securities	693	534	(332)	2,758
Reclassification adjustment for gain realized in net income	—	—	—	—
Net change in unrealized gains (losses)	693	534	(332)	2,758
Income tax (expense) benefit	(157)	(116)	70	(610)
Unrealized gains (losses) on securities, net of tax	536	418	(262)	2,148
Unrealized (losses) gains on interest rate swaps:
Unrealized (losses) gains on interest rate swaps	(3,699)	(1,044)	7,235	(18,470)
Income tax benefit (expense)	837	227	(1,597)	4,105
Unrealized (losses) gains on interest rate swaps, net of tax	(2,862)	(817)	5,638	(14,365)
Total other comprehensive (loss) income, net of tax	(2,326)	(399)	5,376	(12,217)
Comprehensive income (loss)	$3,902	$815	$17,293	$(9,640)

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders' Equity – (unaudited)
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2021	7,908,630	$120,398	$75,418	$(7,873)	$187,943
Net income	—	—	6,228	—	6,228
Other comprehensive loss, net of tax	—	—	—	(2,326)	(2,326)
Cash dividends declared ($0.14 per share)	—	—	(1,103)	—	(1,103)
Stock-based compensation expense	—	424	—	—	424
Repurchase of common stock	(13,529)	(371)	—	—	(371)
Balance at June 30, 2021	7,895,101	$120,451	$80,543	$(10,199)	$190,795

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2020	7,871,419	$119,953	$69,595	$(19,334)	$170,214
Net income	—	—	1,214	—	1,214
Other comprehensive loss, net of tax	—	—	—	(399)	(399)
Cash dividends declared ($0.14 per share)	—	—	(1,097)	—	(1,097)
Stock-based compensation expense	—	428	—	—	428
Forfeitures of restricted stock	(75)	—	—	—	—
Issuance of restricted stock	16,159	—	—	—	—
Balance at June 30, 2020	7,887,503	$120,381	$69,712	$(19,733)	$170,360

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders' Equity – (continued)
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2020	7,919,278	$121,338	$70,839	$(15,575)	$176,602
Net income	—	—	11,917	—	11,917
Other comprehensive income, net of tax	—	—	—	5,376	5,376
Cash dividends declared ($0.28 per share)	—	—	(2,213)	—	(2,213)
Stock-based compensation expense	—	856	—	—	856
Forfeitures of restricted stock	(150)	—	—	—	—
Issuance of restricted stock	51,628	—	—	—	—
Stock options exercised	3,500	53	—	—	53
Repurchase of common stock	(79,155)	(1,796)	—	—	(1,796)
Balance at June 30, 2021	7,895,101	$120,451	$80,543	$(10,199)	$190,795

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2019	7,868,803	$120,589	$69,324	$(7,516)	$182,397
Net income	—	—	2,577	—	2,577
Other comprehensive loss, net of tax	—	—	—	(12,217)	(12,217)
Cash dividends declared ($0.28 per share)	—	—	(2,189)	—	(2,189)
Stock-based compensation expense	—	813	—	—	813
Forfeitures of restricted stock	(1,500)	—	—	—	—
Issuance of restricted stock	77,199	—	—	—	—
Stock options exercised	1,500	16	—	—	16
Repurchase of common stock	(58,499)	(1,037)	—	—	(1,037)
Balance at June 30, 2020	7,887,503	$120,381	$69,712	$(19,733)	$170,360

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows – (unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$11,917	$2,577
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of premiums and discounts on investment securities	93	29
(Credit) provision for loan losses	(316)	6,184
Provision (credit) for deferred income taxes	1,566	(2,125)
Change in fair value of marketable equity securities	28	(58)
Depreciation and amortization	1,833	1,678
Amortization of debt issuance costs	108	26
Change in valuation allowance of right-of-use asset	(29)	—
Increase in cash surrender value of bank-owned life insurance	(482)	(484)
Gains and fees from sales of loans	(1,327)	—
Stock-based compensation	856	813
Amortization of intangibles	18	36
Loss on sale of premises and equipment	6	—
Net change in:
Deferred loan fees	(399)	1,872
Accrued interest receivable	(82)	(815)
Other assets	5,909	(20,575)
Accrued expenses and other liabilities	(1,365)	(1,854)
Net cash provided by (used in) operating activities	18,334	(12,696)

Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	8,840	5,844
Proceeds from principal repayments on held to maturity securities	4,653	116
Net proceeds from sales and calls of available for sale securities	—	1,100
Purchases of marketable equity securities	(13)	(19)
Purchases of available for sale securities	(11,648)	(4,000)
Purchases of held to maturity securities	(4,736)	—
Purchases of bank-owned life insurance	(5,500)	—
Net increase in loans	(116,887)	(10,391)
Loan principal sold from loans not originated for sale	(10,380)	—
Proceeds from sales of loans not originated for sale	11,707	—
Purchases of premises and equipment, net	(4,127)	(230)
Reduction (purchase) of Federal Home Loan Bank stock	4,016	(360)
Net cash used in investing activities	(124,075)	(7,940)
See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows - (Continued)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from financing activities
Net change in time certificates of deposit	$(140,985)	$45,442
Net change in other deposits	252,971	82,619
Net change in FHLB advances	(100,000)	25,000
Repayment of subordinated debt	(10,000)	—
Proceeds from exercise of options	53	16
Dividends paid on common stock	(2,213)	(2,189)
Repurchase of common stock	(1,796)	(1,037)
Net cash (used in) provided by financing activities	(1,970)	149,851
Net (decrease) increase in cash and cash equivalents	(107,711)	129,215
Cash and cash equivalents:
Beginning of year	409,598	78,051
End of period	$301,887	$207,266
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$3,497	$12,872
Income taxes	2,938	941
Noncash investing and financing activities:
Loans transferred to other real estate owned	$—	$180
Net change in unrealized gains or losses on available for sale securities	(332)	2,758
Net change in unrealized gains or losses on interest rate swaps	7,235	(18,470)
Establishment of right-of-use asset and lease liability	9,837	103

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

The Bank is a Connecticut state chartered commercial bank, founded in 2002, whose deposits are insured under the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank provides a wide range of services to customers in our primary market, an area encompassing approximately a 100 mile radius around our branch network. In addition, the Bank pursues certain types of commercial lending opportunities outside our primary market, particularly where we have strong relationships. The Bank operates branches in New Canaan, Stamford, Fairfield, Wilton, Westport, Darien, Norwalk, and Hamden Connecticut.

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

The COVID-19 pandemic has resulted in significant economic disruption affecting our business and the clients we serve. As vaccination efforts continue, restrictions on businesses have been lifted and a return to more normal economic activity has begun. However, a significant degree of uncertainty still exists concerning the ultimate duration and magnitude of the COVID-19 pandemic and subsequent outbreaks, including whether restrictions that have been lifted will need to be imposed again or tightened in the future. Given the ongoing and dynamic nature of the circumstances, it is still difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, including but not limited to the continued roll-out of vaccinations, which play an important role as to when the coronavirus can be controlled and abated.

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

2. Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at June 30, 2021 were as follows:

	June 30, 2021
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Less than one year	$9,989	$81	$—	$10,070
Due from one through five years	10,629	—	(19)	10,610
Due from five through ten years	7,949	713	—	8,662
Due after ten years	46,717	1,875	(24)	48,568
Total U.S. Government and agency obligations	75,284	2,669	(43)	77,910

Corporate bonds
Due from one through five years	1,000	8	—	1,008
Due from five through ten years	10,000	464	—	10,464
Due after ten years	1,500	101	—	1,601
Total corporate bonds	12,500	573	—	13,073

Total available for sale securities	$87,784	$3,242	$(43)	$90,983

Held to maturity securities:
State agency and municipal obligations
Due after ten years	$16,114	$2,682	$(223)	$18,573

Government-sponsored mortgage backed securities
No contractual maturity	52	9	—	61
Total held to maturity securities	$16,166	$2,691	$(223)	$18,634

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

There were no sales of investment securities during the three or six months ended June 30, 2021 or 2020.

At June 30, 2021 and December 31, 2020, none of the Company's securities were pledged as collateral with the Federal Home Loan Bank ("FHLB") or any other institution.

As of June 30, 2021 and December 31, 2020, the actual durations of the Company's available for sale securities were significantly shorter than the stated maturities.

As of June 30, 2021, the Company held marketable equity securities with a fair value of $2.2 million and an amortized cost of $2.1 million. At December 31, 2020, the Company held marketable equity securities with a fair value of $2.2 million and an amortized cost of $2.1 million. These securities represent an investment in mutual funds that have an objective to make investments for CRA purposes.

There were no investment securities as of December 31, 2020, in which the fair value of the security was less than the amortized cost of the security.

The following table provides information regarding investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2021:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)

June 30, 2021
U.S. Government and agency obligations	$18,761	$(43)	0.23%	$—	$—	—%	$18,761	$(43)	0.23%
State agency and municipal obligations	4,457	(223)	4.76	—	—	—	4,457	(223)	4.76
Total investment securities	$23,218	$(266)	1.13%	$—	$—	—%	$23,218	$(266)	1.13%

There were three investment securities as of June 30, 2021, in which the fair value of the security was less than the amortized cost of the security.

The U.S. Government and agency obligations owned are either direct obligations of the U.S. Government or guaranteed by the U.S. Government, therefore the contractual cash flows are guaranteed and as a result the unrealized losses in this portfolio are considered to be only temporarily impaired.

The Company continually monitors its state agency and municipal bond portfolios and at this time these portfolios have minimal default risk because state agency and municipal bonds are all rated investment grade or deemed to be of investment grade quality.

The Company has the intent and ability to retain its investment securities in an unrealized loss position at June 30, 2021 until the decline in value has recovered or the security has matured.

3. Loans Receivable and Allowance for Loan Losses

The following table sets forth a summary of the loan portfolio at June 30, 2021 and December 31, 2020:

(In thousands)	June 30, 2021	December 31, 2020
Real estate loans:
Residential	$100,260	$113,557
Commercial	1,266,731	1,148,383
Construction	82,805	87,007
	1,449,796	1,348,947

Commercial business (1)	279,814	276,601

Consumer	8,883	79
Total loans	1,738,493	1,625,627

Allowance for loan losses	(16,672)	(21,009)
Deferred loan origination fees, net	(2,547)	(2,946)
Loans receivable, net	$1,719,274	$1,601,672

(1) The June 30, 2021 and December 31, 2020 balance includes $7.9 million and $34.8 million, respectively, of Paycheck Protection Program ("PPP") loans made under the CARES Act.

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

Commercial Real Estate: This portfolio segment includes loans secured by commercial real estate, multi-family dwellings, owner-occupied commercial real estate and investor-owned one-to-four family dwellings. Loans secured by commercial real estate generally have larger loan balances and more credit risk than owner occupied one-to-four family mortgage loans.

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

Allowance for loan losses

The following tables set forth the activity in the Company’s allowance for loan losses for the three and six months ended June 30, 2021 and 2020, by portfolio segment:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended June 30, 2021
Beginning balance	$501	$16,259	$297	$3,452	$36	$20,545
Charge-offs	—	(3,814)	—	(51)	(4)	(3,869)
Recoveries	—	—	—	16	—	16
(Credits) provisions	(183)	764	(164)	(441)	4	(20)
Ending balance	$318	$13,209	$133	$2,976	$36	$16,672

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended June 30, 2020
Beginning balance	$785	$13,134	$466	$2,301	$—	$16,686
Charge-offs	—	—	—	—	(23)	(23)
Recoveries	—	—	—	—	—	—
Provisions (credits)	24	1,275	(25)	1,702	23	2,999
Ending balance	$809	$14,409	$441	$4,003	$—	$19,662

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Six Months Ended June 30, 2021
Beginning balance	$610	$16,425	$221	$3,753	$—	$21,009
Charge-offs	—	(3,977)	—	(51)	(18)	(4,046)
Recoveries	—	—	—	16	9	25
(Credits) provisions	(292)	761	(88)	(742)	45	(316)
Ending balance	$318	$13,209	$133	$2,976	$36	$16,672

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Six Months Ended June 30, 2020
Beginning balance	$730	$10,551	$324	$1,903	$1	$13,509
Charge-offs	—	—	—	(8)	(25)	(33)
Recoveries	—	—	—	1	1	2
Provisions	79	3,858	117	2,107	23	6,184
Ending balance	$809	$14,409	$441	$4,003	$—	$19,662

Loans evaluated for impairment and the related allowance for loan losses as of June 30, 2021 and December 31, 2020 were as follows:

	Portfolio	Allowance
	(In thousands)
June 30, 2021
Loans individually evaluated for impairment:
Residential real estate	$4,148	$—
Commercial real estate	31,323	2,785
Construction	8,997	—
Commercial business	4,769	3
Subtotal	49,237	2,788
Loans collectively evaluated for impairment:
Residential real estate	96,112	318
Commercial real estate	1,235,408	10,424
Construction	73,808	133
Commercial business	275,045	2,973
Consumer	8,883	36
Subtotal	1,689,256	13,884

Total	$1,738,493	$16,672

As of June 30, 2021, $49.2 million of loans were individually evaluated for impairment and $0.3 million of these loans were determined not impaired.

	Portfolio	Allowance
	(In thousands)
December 31, 2020
Loans individually evaluated for impairment:
Residential real estate	$4,604	$—
Commercial real estate	37,579	4,960
Construction	8,997	—
Commercial business	6,507	85
Subtotal	57,687	5,045
Loans collectively evaluated for impairment:
Residential real estate	108,953	610
Commercial real estate	1,110,804	11,465
Construction	78,010	221
Commercial business	270,094	3,668
Consumer	79	—
Subtotal	1,567,940	15,964

Total	$1,625,627	$21,009

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

The following tables present credit risk ratings by loan segment as of June 30, 2021 and December 31, 2020:

	Commercial Credit Quality Indicators
	June 30, 2021				December 31, 2020
	Commercial Real Estate	Construction	Commercial Business	Total	Commercial Real Estate	Construction	Commercial Business	Total
	(In thousands)
Pass	$1,234,017	$73,808	$273,591	$1,581,416	$1,105,825	$78,010	$269,728	$1,453,563
Special Mention	1,704	—	1,454	3,158	12,560	—	2,055	14,615
Substandard	30,586	8,997	3,222	42,805	29,998	8,997	3,247	42,242
Doubtful	424	—	1,547	1,971	—	—	1,571	1,571
Loss	—	—	—	—	—	—	—	—
Total loans	$1,266,731	$82,805	$279,814	$1,629,350	$1,148,383	$87,007	$276,601	$1,511,991

	Residential and Consumer Credit Quality Indicators
	June 30, 2021			December 31, 2020
	Residential Real Estate	Consumer	Total	Residential Real Estate	Consumer	Total
	(In thousands)
Pass	$95,407	$8,883	$104,290	$108,953	$79	$109,032
Special Mention	706	—	706	713	—	713
Substandard	3,972	—	3,972	3,714	—	3,714
Doubtful	175	—	175	177	—	177
Loss	—	—	—	—	—	—
Total loans	$100,260	$8,883	$109,143	$113,557	$79	$113,636

Loan portfolio aging analysis

When a loan is 15 days past due, the Company sends the borrower a late notice. The Company attempts to contact the borrower by phone if the delinquency is not corrected promptly after the notice has been sent. When the loan is 30 days past due, the Company mails the borrower a letter reminding the borrower of the delinquency, and attempts to contact the borrower personally to determine the reason for the delinquency and ensure the borrower understands the terms of the loan. If necessary, after the 90th day of delinquency, the Company may take other appropriate legal action. A summary report of all loans 30 days or more past due is provided to the Board of Directors of the Company periodically. Loans greater than 90 days past due are generally put on nonaccrual status. A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt. A loan is considered to be no longer delinquent when timely payments are made for a period of at least six months (one year for loans providing for quarterly or semi-annual payments) by the borrower in accordance with the contractual terms. Loans that are granted payment deferrals under the CARES Act are not required to be reported as past due or placed on non-accrual status if the criteria under section 4013 of the CARES Act is met. As of June 30, 2021, no loans remained on active deferral under the CARES Act.

The following tables set forth certain information with respect to the Company's loan portfolio delinquencies by portfolio segment as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$853	$—	$176	$1,029	$99,231	$100,260
Commercial real estate	569	—	15,047	15,616	1,251,115	1,266,731
Construction	—	—	8,997	8,997	73,808	82,805
Commercial business	169	1,454	1,495	3,118	276,696	279,814
Consumer	3	—	—	3	8,880	8,883
Total loans	$1,594	$1,454	$25,715	$28,763	$1,709,730	$1,738,493

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$245	$—	$177	$422	$113,135	$113,557
Commercial real estate	1,305	193	2,541	4,039	1,144,344	1,148,383
Construction	8,997	—	—	8,997	78,010	87,007
Commercial business	45	55	1,526	1,626	274,975	276,601
Consumer	—	—	—	—	79	79
Total loans	$10,592	$248	$4,244	$15,084	$1,610,543	$1,625,627

There were no loans delinquent greater than 90 days and still accruing interest as of June 30, 2021 and December 31, 2020.

Loans on nonaccrual status

The following is a summary of nonaccrual loans by portfolio segment as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(In thousands)
Residential real estate	$1,160	$1,492
Commercial real estate	15,392	21,093
Commercial business	1,780	1,834
Construction	8,997	8,997
Total	$27,329	$33,416

Interest income on loans that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the six months ended June 30, 2021 and 2020 was $0.7 million and $0.4 million, respectively. There was no interest income recognized on these loans for the six months ended June 30, 2021 and 2020.

At June 30, 2021 and December 31, 2020, there were no commitments to lend additional funds to any borrower on nonaccrual status. Nonaccrual loans with no specific reserve totaled $16.4 million and $17.5 million at June 30, 2021 and December 31, 2020, respectively, as these loans were deemed to be adequately collateralized.

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

The following table summarizes impaired loans by portfolio segment as of June 30, 2021 and December 31, 2020:

	Carrying Amount		Unpaid Principal Balance		Associated Allowance
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$4,148	$3,891	$4,314	$4,108	$—	$—
Commercial real estate	11,053	8,964	11,401	9,282	—	—
Construction	8,997	8,997	8,997	8,997	—	—
Commercial business	4,652	1,899	5,281	2,512	—	—
Total impaired loans without a valuation allowance	28,850	23,751	29,993	24,899	—	—

Impaired loans with a valuation allowance:
Commercial real estate	$19,957	$21,035	$23,809	$21,049	$2,785	$4,960
Commercial business	117	2,920	117	2,922	3	85
Total impaired loans with a valuation allowance	20,074	23,955	23,926	23,971	2,788	5,045
Total impaired loans	$48,924	$47,706	$53,919	$48,870	$2,788	$5,045

The following tables summarize the average carrying amount of impaired loans and interest income recognized on impaired loans by portfolio segment for the three and six months ended June 30, 2021 and 2020:

	Average Carrying Amount		Interest Income Recognized
	Three Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$4,163	$4,080	$22	$24
Commercial real estate	10,911	7,885	68	38
Commercial business	4,667	3,673	7	3
Construction	8,997	—	—	—
Total impaired loans without a valuation allowance	28,738	15,638	97	65
Impaired loans with a valuation allowance:
Commercial real estate	$22,827	$6,282	$225	$63
Commercial business	120	523	1	2
Total impaired loans with a valuation allowance	22,947	6,805	226	65
Total impaired loans	$51,685	$22,443	$323	$130

	Average Carrying Amount		Interest Income Recognized
	Six Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$4,180	$4,106	$43	$55
Commercial real estate	11,008	7,961	362	76
Commercial business	4,687	3,682	67	6
Construction	8,997	—	—	—
Total impaired loans without a valuation allowance	28,872	15,749	472	137
Impaired loans with a valuation allowance:
Commercial real estate	$23,249	$6,288	$428	$126
Commercial business	124	531	3	4
Total impaired loans with a valuation allowance	23,373	6,819	431	130
Total impaired loans	$52,245	$22,568	$903	$267

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

Loans classified as TDRs totaled $16.0 million at June 30, 2021 and $9.1 million at December 31, 2020. The following tables provide information on loans that were modified as TDRs during the periods indicated.

	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2021	2020	2021	2020	2021	2020
Three Months Ended June 30,
Residential real estate	1	—	$132	$—	$132	$—
Commercial business	1	—	2,567	—	2,655	—
Commercial real estate	1	—	3,217	—	3,168	—
Total	3	—	$5,916	$—	$5,955	$—

	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2021	2020	2021	2020	2021	2020
Six Months Ended June 30,
Residential real estate	2	—	$764	$—	$764	$—
Commercial business	1	—	2,567	—	2,655	—
Commercial real estate	1	—	3,217	—	3,168	—
Total	4	—	$6,548	$—	$6,587	$—

At June 30, 2021 and December 31, 2020, there were four nonaccrual loans identified as TDRs totaling $1.5 million and three nonaccrual loans identified as TDRs totaling $1.4 million, respectively.

There were no loans modified in a troubled debt restructuring that re-defaulted during the six months ended June 30, 2021 and June 30, 2020.

The following table provides information on how loans were modified as TDRs during the three and six months ended June 30, 2021 and June 30, 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Payment concession	$132	$—	$764	$—
Maturity, rate and payment concession	2,655	—	2,655	—
Rate concession	3,168	—	3,168	—
Total	$5,955	$—	$6,587	$—

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

4. Shareholders' Equity

Common Stock

The Company has 10,000,000 shares authorized and 7,895,101 shares issued and outstanding at June 30, 2021 and 10,000,000 shares authorized and 7,919,278 shares issued and outstanding at December 31, 2020. The Company's stock is traded on the NASDAQ stock market under the ticker symbol BWFG.

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

Issuer Purchases of Equity Securities

On December 19, 2018, the Company's Board of Directors authorized a share repurchase program of up to 400,000 shares of the Company's Common Stock. The Company intends to accomplish the share repurchases through open market transactions, though the Company could accomplish repurchases through other means, such as privately negotiated transactions. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The share repurchase plan does not obligate the Company to acquire any particular amount of Common Stock, and it may be modified or suspended at any time at the Company's discretion. During the six months ended June 30, 2021, the Company purchased 79,155 shares of its Common Stock at a weighted average price of $22.68 per share. During the year ended December 31, 2020, the Company purchased 58,499 shares of its Common Stock at a weighted average price of $17.69 per share.

5. Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives. The Company's derivative instruments are utilized to manage economic risks, including interest rate risk. Changes in fair value of the Company's derivatives are primarily driven by changes in interest rates and recognized in other comprehensive income. The Company's current derivative positions will cause a decrease to other comprehensive income in a falling interest rate environment and an increase in a rising interest rate environment. The Company’s total comprehensive income or loss for the three and six months ended June 30, 2021 and June 30, 2020 is reported in the Consolidated Statements of Comprehensive Income.

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax for the three and six months ended June 30, 2021 and June 30, 2020:

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at March 31, 2021	$1,946	$(9,819)	$(7,873)
Other comprehensive income (loss) before reclassifications, net of tax	536	(3,599)	(3,063)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	737	737
Net other comprehensive income (loss)	536	(2,862)	(2,326)
Balance at June 30, 2021	$2,482	$(12,681)	$(10,199)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at March 31, 2020	$2,658	$(21,992)	$(19,334)
Other comprehensive income (loss) before reclassifications, net of tax	418	(1,028)	(610)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	211	211
Net other comprehensive income (loss)	418	(817)	(399)
Balance at June 30, 2020	$3,076	$(22,809)	$(19,733)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2020	$2,744	$(18,319)	$(15,575)
Other comprehensive (loss) income before reclassifications, net of tax	(262)	4,177	3,915
Amounts reclassified from accumulated other comprehensive income, net of tax	—	1,461	1,461
Net other comprehensive (loss) income	(262)	5,638	5,376
Balance at June 30, 2021	$2,482	$(12,681)	$(10,199)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2019	$928	$(8,444)	$(7,516)
Other comprehensive income (loss) before reclassifications, net of tax	2,148	(14,624)	(12,476)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	259	259
Net other comprehensive income (loss)	2,148	(14,365)	(12,217)
Balance at June 30, 2020	$3,076	$(22,809)	$(19,733)

The following table provides information for the items reclassified from accumulated other comprehensive income or loss:

Accumulated Other Comprehensive Income Components	Three Months Ended June 30,		Six Months Ended June 30,		Associated Line Item in the Consolidated Statements of Income
	2021	2020	2021	2020
	(In thousands)
Derivatives:
Unrealized losses on derivatives	$(953)	$(270)	$(1,875)	$(333)	Interest expense on borrowings
Tax benefit	216	59	414	74	Income tax expense
Net of tax	$(737)	$(211)	$(1,461)	$(259)

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

The following table is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net income	$6,228	$1,214	$11,917	$2,577
Dividends to participating securities(1)	(22)	(16)	(44)	(33)
Undistributed earnings allocated to participating securities(1)	(99)	(2)	(189)	(5)
Net income for earnings per share calculation	$6,107	$1,196	$11,684	$2,539

Weighted average shares outstanding, basic	7,722	7,715	7,744	7,733
Effect of dilutive equity-based awards(2)	46	—	49	15
Weighted average shares outstanding, diluted	7,768	7,715	7,793	7,748
Net earnings per common share:
Basic earnings per common share	$0.79	$0.16	$1.51	$0.33
Diluted earnings per common share	$0.79	$0.16	$1.50	$0.33
Awards excluded from the calculation of diluted EPS(3):
Stock options	—	10	—	—
(1)    Represents dividends paid and undistributed earnings allocated to unvested stock-based awards that contain non-forfeitable rights to dividends.
(2)    Represents the effect of the assumed exercise of stock options and the vesting of restricted shares, as applicable, utilizing the treasury stock method.
(3)    Represents stock-based awards not included in the computation of potential common shares for purposes of calculating diluted EPS as the exercise prices were greater than the average market price of the Company's common stock, and, therefore, are considered anti-dilutive.

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

As of June 30, 2021, the Bank and Company met all capital adequacy requirements to which they are subject. There are no conditions or events since then that management believes have changed this conclusion.

The capital amounts and ratios for the Bank and the Company at June 30, 2021 and December 31, 2020 were as follows:

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
June 30, 2021
Common Equity Tier 1 Capital to Risk-Weighted Assets	$205,649	10.95%	$131,522	7.00%	$122,128	6.50%
Total Capital to Risk-Weighted Assets	222,451	11.84%	197,284	10.50%	187,889	10.00%
Tier I Capital to Risk-Weighted Assets	205,649	10.95%	159,706	8.50%	150,311	8.00%
Tier I Capital to Average Assets	205,649	9.19%	89,537	4.00%	111,921	5.00%

Bankwell Financial Group, Inc.
June 30, 2021
Common Equity Tier 1 Capital to Risk-Weighted Assets	$198,360	10.54%	$131,737	7.00%	N/A	N/A
Total Capital to Risk-Weighted Assets	227,696	12.10%	197,606	10.50%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	198,360	10.54%	159,967	8.50%	N/A	N/A
Tier I Capital to Average Assets	198,360	8.85%	89,664	4.00%	N/A	N/A

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
December 31, 2020
Common Equity Tier 1 Capital to Risk-Weighted Assets	$191,579	11.06%	$121,216	7.00%	$112,558	6.50%
Total Capital to Risk-Weighted Assets	212,588	12.28%	181,825	10.50%	173,166	10.00%
Tier I Capital to Risk-Weighted Assets	191,579	11.06%	147,191	8.50%	138,533	8.00%
Tier I Capital to Average Assets	191,579	8.44%	90,836	4.00%	113,545	5.00%

Bankwell Financial Group, Inc.
December 31, 2020
Common Equity Tier 1 Capital to Risk-Weighted Assets	$189,529	10.93%	$121,408	7.00%	N/A	N/A
Total Capital to Risk-Weighted Assets	230,696	13.30%	182,111	10.50%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	189,529	10.93%	147,423	8.50%	N/A	N/A
Tier I Capital to Average Assets	189,529	8.34%	90,916	4.00%	N/A	N/A

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

Reserve Requirements on Cash

The Bank was not required to maintain a minimum reserve balance in the Federal Reserve Bank (FRB) at June 30, 2021 or December 31, 2020 as the FRB has waived this requirement due to the COVID-19 pandemic.

8. Deposits

At June 30, 2021 and December 31, 2020, deposits consisted of the following:

	June 30, 2021	December 31, 2020
	(In thousands)
Noninterest bearing demand deposit accounts	$328,473	$270,235
Interest bearing accounts:
NOW	136,558	101,737
Money market	814,083	669,364
Savings	173,943	158,750
Time certificates of deposit	486,245	627,230
Total interest bearing accounts	1,610,829	1,557,081
Total deposits	$1,939,302	$1,827,316
Maturities of time certificates of deposit as of June 30, 2021 and December 31, 2020 are summarized below:

	June 30, 2021	December 31, 2020
	(In thousands)
2021	$217,615	$418,117
2022	90,562	50,425
2023	135,494	128,495
2024	42,541	30,160
2025	33	33
Total	$486,245	$627,230
The aggregate amount of individual certificate accounts, including brokered deposits with balances of $250,000 or more, was approximately $284.8 million at June 30, 2021 and $353.7 million at December 31, 2020.
Brokered certificates of deposits totaled $200.1 million at June 30, 2021 and $238.9 million at December 31, 2020. Certificates of deposits from national listing services totaled $1.1 million at June 30, 2021 and $18.4 million at December 31, 2020. Brokered money market accounts totaled $104.0 million at June 30, 2021 and $13.5 million at December 31, 2020.

The following table summarizes interest expense on deposits by account type for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
NOW	$54	$31	$97	$59
Money market	941	862	1,891	2,354
Savings	92	295	217	967
Time certificates of deposits	1,657	3,622	3,653	7,139
Total interest expense on deposits	$2,744	$4,810	$5,858	$10,519

9. Stock-Based Compensation

Equity award plans

The Company has stock options or unvested restricted stock outstanding under three equity award plans, which are collectively referred to as the “Plan”. The current plan under which any future issuances of equity awards will be made is the 2012 BNC Financial Group, Inc. Stock Plan, or the “2012 Plan,” as amended from time-to-time. All equity awards made under the 2012 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of stock options or restricted stock. At June 30, 2021, there were 641,056 shares reserved for future issuance under the 2012 Plan.

Stock Options: The Company accounts for stock options based on the fair value at the date of grant and records an expense over the vesting period of such awards on a straight line basis.

There were no options granted during the six months ended June 30, 2021.

A summary of the status of outstanding stock options for the six months ended June 30, 2021 is presented below:

	Six Months Ended June 30, 2021
	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	15,180	$16.82
Exercised	(3,500)	15.00
Options outstanding at end of period	11,680	17.37

Options exercisable at end of period	11,680	17.37

Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. The total intrinsic value of share options exercised during the six months ended June 30, 2021 was $19 thousand.

The range of exercise prices for the 11,680 options exercisable at June 30, 2021 was $15.00 to $17.86 per share. The weighted average remaining contractual life for these options was 1.7 years at June 30, 2021. At June 30, 2021, as all awarded options have vested, all of the outstanding options are exercisable, and the aggregate intrinsic value of these options was $120 thousand.

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.

The following table presents the activity for restricted stock for the six months ended June 30, 2021:

	Six Months Ended June 30, 2021
	Number of Shares		Weighted Average Grant Date Fair Value
Unvested at beginning of period	163,369	(1)	$26.22
Granted	51,628	(2)	18.97
Vested	(30,299)		27.72
Forfeited	(150)		33.02
Unvested at end of period	184,548		23.94
(1)    Includes 15,099 shares of performance based restricted stock
(2)    Includes 17,563 shares of performance based restricted stock

The total fair value of restricted stock awards vested during the six months ended June 30, 2021 was $0.7 million.

The Company's restricted stock expense for the six months ended June 30, 2021 and June 30, 2020 was $0.9 million and $0.8 million, respectively. At June 30, 2021, there was $3.4 million of unrecognized stock compensation expense for restricted stock, expected to be recognized over a weighted average period of 1.8 years.

Performance Based Restricted Stock: The Company has 32,662 shares of performance based restricted stock outstanding as of June 30, 2021 pursuant to the Company’s 2012 Stock Plan. The awards vest over a three to four year service period, provided certain performance metrics are met. The share quantity that ultimately vests can range between 0% and 200%, which is dependent on the degree to which the performance metrics are met. The Company records an expense over the vesting period based on (a) the probability that the performance metric will be met and (b) the fair market value of the Company’s stock at the date of the grant.

10. Derivative Instruments

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, and duration of its funding along with the use of interest rate derivative financial instruments, namely interest rate swaps. The Company does not use derivatives for speculative purposes. As of June 30, 2021, the Company was a party to nine interest rate swaps, designated as hedging instruments, to add stability to interest expense and to manage its exposure to the variability of the future cash flows attributable to the contractually specified interest rates. The notional amount for each swap is $25 million and in each case, the Company has entered into pay-fixed interest rate swaps to convert rolling 90 days Federal Home Loan Bank advances or brokered deposits. As of June 30, 2021, the Company entered into four interest rate swaps not designated as hedging instruments, to minimize interest rate risk exposure with loans to customers.

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

Information about derivative instruments at June 30, 2021 and December 31, 2020 is as follows:

	As of June 30, 2021
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	$50,000	Other assets	$353	$175,000	Accrued expenses and other liabilities	$(16,685)

Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$38,500	Other assets	$2,645	$38,500	Accrued expenses and other liabilities	$(2,645)

(1) Represents interest rate swaps with commercial banking customers, which are offset by derivatives with a third party.

Accrued interest payable related to interest rate swaps as of June 30, 2021 totaled $0.7 million and is excluded from the fair value presented in the table above. The fair value of interest rate swaps in a net liability position, including accrued interest, totaled $17.0 million as of June 30, 2021.

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
Changes in the consolidated statements of comprehensive income (loss) related to interest rate derivatives designated as hedges of cash flows were as follows for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Interest rate swaps designated as cash flow hedges:
Unrealized (loss) gain recognized in accumulated other comprehensive income before reclassifications	$(4,652)	$(1,314)	$5,360	$(18,803)
Amounts reclassified from accumulated other comprehensive income	953	270	1,875	333
Income tax benefit (expense) on items recognized in accumulated other comprehensive income	837	227	(1,597)	4,105
Other comprehensive (loss) income	$(2,862)	$(817)	$5,638	$(14,365)

The above unrealized gains and losses are reflective of market interest rates as of the respective balance sheet dates. Generally, a lower interest rate environment will result in a negative impact to comprehensive income whereas a higher interest rate environment will result in a positive impact to comprehensive income.

The following tables summarize gross and net information about derivative instruments that are offset in the Consolidated Balance Sheets at June 30, 2021 and December 31, 2020:

	June 30, 2021
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets	$2,951	$—	$2,951	$—	$—	$2,951
(1) Includes accrued interest payable totaling $47.0 thousand.

	June 30, 2021
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivative Liabilities	$19,954	$—	$19,954	$—	$19,415	$539
(1) Includes accrued interest payable totaling $624.0 thousand.

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

The carrying values, fair values and placement in the fair value hierarchy of the Company's financial instruments at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$297,851	$297,851	$297,851	$—	$—
Federal funds sold	4,036	4,036	4,036	—	—
Marketable equity securities	2,192	2,192	2,192	—	—
Available for sale securities	90,983	90,983	20,680	70,303	—
Held to maturity securities	16,166	18,634	—	61	18,573
Loans receivable, net	1,719,274	1,712,916	—	—	1,712,916
Accrued interest receivable	6,661	6,661	—	6,661	—
FHLB stock	3,844	3,844	—	3,844	—
Servicing asset, net of valuation allowance	740	740	—	—	740
Derivative asset	2,998	2,998	—	2,998	—
Assets held for sale	2,613	2,613	—	—	2,613

Financial Liabilities:
Noninterest bearing deposits	$328,473	$328,473	$—	$328,473	$—
NOW and money market	950,641	950,641	—	950,641	—
Savings	173,943	173,943	—	173,943	—
Time deposits	486,245	488,158	—	—	488,158
Accrued interest payable	1,766	1,766	—	1,766	—
Advances from the FHLB	75,000	74,990	—	—	74,990
Subordinated debentures	15,366	15,539	—	—	15,539
Servicing liability	24	24	—	—	24
Derivative liability	19,330	19,330	—	19,330	—

	December 31, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$405,340	$405,340	$405,340	$—	$—
Federal funds sold	4,258	4,258	4,258	—	—
Marketable equity securities	2,207	2,207	2,207	—	—
Available for sale securities	88,605	88,605	10,148	78,457	—
Held to maturity securities	16,078	20,032	—	70	19,962
Loans receivable, net	1,601,672	1,605,402	—	—	1,605,402
Accrued interest receivable	6,579	6,579	—	6,579	—
FHLB stock	7,860	7,860	—	7,860	—
Servicing asset, net of valuation allowance	628	628	—	—	628
Derivative asset	4,444	4,444	—	4,444	—
Assets held for sale	2,613	2,613	—	—	2,613

Financial Liabilities:
Noninterest bearing deposits	$270,235	$270,235	$—	$270,235	$—
NOW and money market	771,101	771,101	—	771,101	—
Savings	158,750	158,750	—	158,750	—
Time deposits	627,230	631,891	—	—	631,891
Accrued interest payable	1,750	1,750	—	1,750	—
Advances from the FHLB	175,000	174,997	—	—	174,997
Subordinated debentures	25,258	25,447	—	—	25,447
Servicing liability	21	21	—	—	21
Derivative liability	28,011	28,011	—	28,011	—
The following methods and assumptions were used by management in estimating the fair value of its financial instruments:

Cash and due from banks, federal funds sold, accrued interest receivable and accrued interest payable: The carrying amount is a reasonable estimate of fair value.

Marketable equity securities, available for sale securities and held to maturity securities: Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The majority of the available for sale securities are considered to be Level 2 as other observable inputs are utilized, such as quoted prices for similar securities. Level 1 investment securities include investments in U.S. treasury notes and in marketable equity securities for which a quoted price is readily available in the market. Level 3 held to maturity securities represent private placement municipal housing authority bonds for which no quoted market price is available. The fair value for these securities is estimated using a discounted cash flow model, using discount rates ranging from 3.2% to 4.6% as of June 30, 2021 and 2.9% to 3.3% as of December 31, 2020. These securities are CRA eligible investments.

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

Off-balance-sheet instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at June 30, 2021 and December 31, 2020.

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

Financial instruments measured at fair value on a recurring basis

The following table details the financial instruments carried at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the six months ended June 30, 2021 and for the year ended December 31, 2020.

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
June 30, 2021:
Marketable equity securities	$2,192	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	20,680	57,230	—
Corporate bonds	—	13,073	—
Derivative asset	—	2,998	—
Derivative liability	—	19,330	—

December 31, 2020:
Marketable equity securities	$2,207	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	10,148	66,730	—
Corporate bonds	—	11,727	—
Derivative asset	—	4,444	—
Derivative liability	—	28,011	—

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

The following table details the financial instruments measured at fair value on a nonrecurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
June 30, 2021:
Impaired loans	$—	$—	$46,136
Servicing asset, net	—	—	716

December 31, 2020:
Impaired loans	$—	$—	$42,661
Servicing asset, net	—	—	607
Assets held for sale	—	—	2,613

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at June 30, 2021 and December 31, 2020:

	Fair Value	Valuation Methodology	Unobservable Input	Range
	(Dollars in thousands)
June 30, 2021:
Impaired loans	$19,898	Appraisals	Discount to appraised value	8.00%
	26,238	Discounted cash flows	Discount rate	3.00 - 6.75%
	$46,136

Servicing asset, net	$716	Discounted cash flows	Discount rate	10.00%(1)
			Prepayment rate	3.00 - 17.00%
December 31, 2020:
Impaired loans	$20,703	Appraisals	Discount to appraised value	8.00 - 33.00%
	21,958	Discounted cash flows	Discount rate	3.00 - 12.00%
	$42,661

Servicing asset, net	$607	Discounted cash flows	Discount rate	10.00%(2)
			Prepayment rate	3.00 - 16.00%

Assets held for sale	$2,613	Sale & income approach	Adjustment to valuation and cost to sell	N/A
(1) Servicing liabilities totaling $24 thousand were valued using a discount rate of 0.3%.
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

13. Subordinated debentures

On August 19, 2015, the Company completed a private placement of $25.5 million in aggregate principal amount of fixed rate subordinated notes (the “Notes”) to certain institutional investors. The Notes are non-callable for five years, have a stated maturity of August 15, 2025, and bear interest at a quarterly pay fixed rate of 5.75% per annum to the maturity date. The Notes became callable, in part or in whole, beginning August 2020. On May 15, 2021, the Company repaid $10.0 million of the Notes.

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

The Company recognized $0.3 million and $0.4 million in interest expense related to its subordinated debt for the three month periods ended June 30, 2021 and 2020, respectively. The Company recognized $0.7 million in interest expense related to its subordinated debt for each of the six month periods ended June 30, 2021 and 2020.

14. Subsequent Events

On July 28, 2021, the Company’s Board of Directors declared a $0.18 per share cash dividend, payable on August 26, 2021 to shareholders of record on August 16, 2021, representing a 29% increase when compared to the prior quarter’s dividend.

Subsequent to June 30, 2021 and through July 31, 2021 the Company repurchased 52,277 shares at a weighted average price of $27.26 under the Company’s share repurchase program.

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

General

Bankwell Financial Group, Inc. is a bank holding company headquartered in New Canaan, Connecticut. Through our wholly owned subsidiary, Bankwell Bank, or the Bank, we serve small and medium-sized businesses and retail customers primarily within an area encompassing approximately a 100 mile radius around our branch network. We have a history of building long-term customer relationships and attracting new customers through what we believe is our strong customer service and our ability to deliver a diverse product offering.

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

Executive Overview

We are focused on being the banking provider of choice in our highly attractive market area, and to serve as a locally based alternative to our larger competitors. We aim to do this through:

•Responsive, customer-centric products and services and a community focus;

•Organic growth and strategic acquisitions when market opportunities present themselves;

•Utilization of efficient and scalable infrastructure; and

•Disciplined focus on risk management.

Impact of COVID-19

The COVID-19 pandemic has resulted in significant economic disruption affecting our business and the clients we serve. As vaccination efforts continue, restrictions on businesses have been lifted and a return to more normal economic activity has begun. However, a significant degree of uncertainty still exists concerning the ultimate duration and magnitude of the COVID-19 pandemic and subsequent outbreaks, including whether restrictions that have been lifted will need to be imposed again or tightened in the future. Given the ongoing and dynamic nature of the circumstances, it is still difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, including but not limited to the continued roll-out of vaccinations, which play an important role as to when the coronavirus can be controlled and abated.

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

Earnings and Performance Overview

For the three months ended June 30, 2021, we had net interest income of $16.6 million, an increase of $2.9 million or 21.6% when compared to the same period in 2020. For the six months ended June 30, 2021, we had net interest income of $31.2 million, an increase of $4.3 million, or 16.0% when compared to the same period in 2020. The increase in net interest income for the three and six months ended June 30, 2021 was primarily due to lower interest expense on deposits when compared to the same periods in 2020.

Noninterest income increased $0.9 million to $1.4 million for the three months ended June 30, 2021 compared to the same period in 2020. Noninterest income increased $1.7 million to $3.4 million for the six months ended June 30, 2021 compared to the same period in 2020. The increase in noninterest income was primarily a result of the resumption of SBA loan sales, resulting in $0.8 million of gains and fees from sales of loans for the three months ended June 30, 2021 and $1.3 million of gains and fees from sales of loans for the six months ended June 30, 2021. Noninterest income for the six months ended June 30, 2021 also benefited from a one-time federal payroll tax credit for COVID-19 of $0.9 million.

In the fourth quarter of 2020, the Company recognized a $3.9 million one-time charge recorded in noninterest expense for office consolidation, vendor contract termination and employee severance costs. As of June 30, 2021, the Company has paid a total of $0.5 million in employee severance costs and a total of $1.1 million in vendor contract termination costs. Reference the 2020 Form 10-K for further discussion on these charges.

Net income available to common shareholders was $6.2 million, or $0.79 per diluted share, and $1.2 million, or $0.16 per diluted share, for the three months ended June 30, 2021 and 2020, respectively. Net income available to common shareholders was $11.9 million, or $1.50 per diluted share, and $2.6 million, or $0.33 per diluted share, for the six months ended June 30, 2021 and 2020, respectively. The increase in net income was primarily impacted by the aforementioned increases in net interest income and noninterest income and a decrease in the provision for loan losses resulting from the absence of elevated reserves recognized in 2020 due to the impact of the COVID-19 pandemic and improving economic trends in 2021.

Returns on average stockholders' equity and average assets for the three months ended June 30, 2021 were 13.06% and 1.11%, respectively, compared to 2.82% and 0.23%, respectively, for the three months ended June 30, 2020. Returns on average stockholders' equity and average assets for the six months ended June 30, 2021 were 12.87% and 1.07%, respectively, compared to 2.92% and 0.26%, respectively, for the six months ended June 30, 2020.

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

FTE net interest income for the three months ended June 30, 2021 and 2020 was $16.6 million and $13.7 million, respectively. FTE net interest income for the six months ended June 30, 2021 and 2020 was $31.3 million and $27.0 million, respectively.

FTE interest income for the three months ended June 30, 2021 increased by $0.8 million, or 4.0%, to $20.1 million, compared to FTE interest income for the three months ended June 30, 2020. This increase was due to commercial real estate and commercial business loan growth.

FTE interest income for the six months ended June 30, 2021 decreased by $0.6 million, or 1.4%, to $39.0 million, compared to FTE interest income for the six months ended June 30, 2020. This decrease was due to lower loan yields as loans re-priced at lower interest rates throughout 2020 and lower yields on cash, partially offset by loan growth.

Interest expense for the three months ended June 30, 2021 decreased by $2.2 million, or 38.2%, compared to interest expense for the three months ended June 30, 2020. Interest expense for the six months ended June 30, 2021 decreased by $4.9 million, or 38.9%, compared to interest expense for the six months ended June 30, 2020. This decrease is due to lower interest rates on deposits.

The net interest margin increased by 31 basis points to 3.12% for the three months ended June 30, 2021, compared to the three months ended June 30, 2020 and the net interest margin increased by 4 basis points to 2.93% for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase in net interest margin was primarily due to lower interest expense on deposits and a greater percentage of noninterest bearing deposits, partially offset by excess liquidity.

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

The following tables present the average balances and yields earned on interest earning assets and average balances and weighted average rates paid on our funding liabilities for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,
	2021			2020

(Dollars in thousands)	Average Balance	Interest	Yield / Rate (5)	Average Balance	Interest	Yield / Rate (5)
Assets:
Cash and Fed funds sold	$336,073	$90	0.11%	$234,979	$86	0.15%
Securities (1)	103,297	761	2.95	95,421	738	3.09
Loans:
Commercial real estate	1,163,134	13,678	4.65	1,088,390	12,808	4.66
Residential real estate	105,975	958	3.62	134,295	1,251	3.73
Construction (2)	110,780	1,036	3.70	100,282	1,101	4.34
Commercial business	296,613	3,506	4.68	288,605	3,297	4.52
Consumer	8,851	88	3.98	111	2	8.71
Total loans	1,685,353	19,266	4.52	1,611,683	18,459	4.53
Federal Home Loan Bank stock	4,219	25	2.34	7,472	92	4.93
Total earning assets	2,128,942	$20,142	3.74%	1,949,555	$19,375	3.93%
Other assets	117,334			129,247
Total assets	$2,246,276			$2,078,802

Liabilities and shareholders' equity:
Interest bearing liabilities:
NOW	$118,806	$54	0.18%	$74,050	$31	0.17%
Money market	782,079	941	0.48	464,230	862	0.75
Savings	168,870	92	0.22	162,283	295	0.73
Time	538,915	1,657	1.23	765,103	3,622	1.90
Total interest bearing deposits	1,608,670	2,744	0.68	1,465,666	4,810	1.32
Borrowed money	101,586	769	3.00	188,557	876	1.84
Total interest bearing liabilities	1,710,256	$3,513	0.82%	1,654,223	$5,686	1.38%
Noninterest bearing deposits	298,467			198,253
Other liabilities	46,329			53,037
Total Liabilities	2,055,052			1,905,513
Shareholders' equity	191,224			173,289

Total liabilities and shareholders' equity	$2,246,276			$2,078,802
Net interest income (3)		$16,629			$13,689
Interest rate spread			2.92%			2.55%
Net interest margin (4)			3.12%			2.81%
(1)Average balances and yields for securities are based on amortized cost.
(2)Includes commercial and residential real estate construction.
(3)The adjustment for securities and loans taxable equivalency amounted to $50 thousand and $52 thousand for the three months ended June 30, 2021 and 2020, respectively.
(4)Annualized net interest income as a percentage of earning assets.
(5)Yields are calculated using the contractual day count convention for each respective product type.

	Six Months Ended June 30,
	2021			2020

(Dollars in thousands)	Average Balance	Interest	Yield / Rate (5)	Average Balance	Interest	Yield / Rate (5)
Assets:
Cash and Fed funds sold	$368,779	$198	0.11%	$154,321	$372	0.48%
Securities (1)	102,252	1,549	3.03	96,932	1,513	3.12
Loans:
Commercial real estate	1,146,258	26,354	4.57	1,098,550	25,839	4.65
Residential real estate	109,003	1,996	3.66	139,059	2,607	3.75
Construction (2)	102,459	1,916	3.72	100,338	2,316	4.57
Commercial business	295,682	6,763	4.55	273,767	6,676	4.82
Consumer	6,956	137	3.96	133	6	8.51
Total loans	1,660,358	37,166	4.45	1,611,847	37,444	4.60
Federal Home Loan Bank stock	5,356	56	2.11	7,401	195	5.30
Total earning assets	2,136,745	$38,969	3.64%	1,870,501	$39,524	4.18%
Other assets	115,718			122,060
Total assets	$2,252,463			$1,992,561

Liabilities and shareholders' equity:
Interest bearing liabilities:
NOW	$109,990	$97	0.18%	$70,990	$59	0.17%
Money market	759,435	1,891	0.50	451,388	2,354	1.05
Savings	164,630	217	0.27	173,875	967	1.12
Time	574,876	3,653	1.28	702,853	7,139	2.04
Total interest bearing deposits	1,608,931	5,858	0.73	1,399,106	10,519	1.51
Borrowed money	126,886	1,777	2.79	180,575	1,977	2.17
Total interest bearing liabilities	1,735,817	$7,635	0.89%	1,579,681	$12,496	1.59%
Noninterest bearing deposits	284,226			188,722
Other liabilities	45,756			46,954
Total Liabilities	2,065,799			1,815,357
Shareholders' equity	186,664			177,204

Total liabilities and shareholders' equity	$2,252,463			$1,992,561
Net interest income (3)		$31,334			$27,028
Interest rate spread			2.75%			2.59%
Net interest margin (4)			2.93%			2.89%
(1)Average balances and yields for securities are based on amortized cost.
(2)Includes commercial and residential real estate construction.
(3)The adjustment for securities and loans taxable equivalency amounted to $100 thousand and $105 thousand for the six months ended June 30, 2021 and 2020, respectively.
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

	Three Months Ended June 30, 2021 vs 2020 Increase (Decrease)			Six Months Ended June 30, 2021 vs 2020 Increase (Decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Cash and Fed funds sold	$30	$(26)	$4	$259	$(433)	$(174)
Securities	59	(36)	23	82	(46)	36
Loans:
Commercial real estate	879	(9)	870	1,109	(594)	515
Residential real estate	(257)	(36)	(293)	(551)	(60)	(611)
Construction	108	(173)	(65)	48	(448)	(400)
Commercial business	93	116	209	517	(430)	87
Consumer	87	(1)	86	136	(5)	131
Total loans	910	(103)	807	1,259	(1,537)	(278)
Federal Home Loan Bank stock	(30)	(37)	(67)	(44)	(95)	(139)
Total change in interest and dividend income	969	(202)	767	1,556	(2,111)	(555)
Interest expense:
Deposits:
NOW	20	3	23	35	3	38
Money market	452	(373)	79	1,133	(1,596)	(463)
Savings	12	(215)	(203)	(49)	(701)	(750)
Time	(899)	(1,066)	(1,965)	(1,141)	(2,345)	(3,486)
Total deposits	(415)	(1,651)	(2,066)	(22)	(4,639)	(4,661)
Borrowed money	(510)	403	(107)	(672)	472	(200)
Total change in interest expense	(925)	(1,248)	(2,173)	(694)	(4,167)	(4,861)
Change in net interest income	$1,894	$1,046	$2,940	$2,250	$2,056	$4,306

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

The credit for loan losses for the three months ended June 30, 2021 was $20.0 thousand compared to a provision for loan losses of $3.0 million for the three months ended June 30, 2020. The credit for loan losses for the six months ended June 30, 2021 was $0.3 million compared to a provision for loan losses of $6.2 million for the six months ended June 30, 2020. The decrease in the provision for loan losses for the three and six months ended June 30, 2021 was primarily due to the absence of elevated reserves recognized in 2020 due to the impact of the COVID-19 pandemic and improving economic trends in 2021.

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of fees generated from deposit relationships with our customers, fees generated from sales and referrals of loans, income earned on bank-owned life insurance and gains on sales of investment securities.

The following tables compare noninterest income for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Change
(Dollars in thousands)	2021	2020	$	%
Gains and fees from sales of loans	$814	$—	$814	N/A
Bank-owned life insurance	251	241	10	4.1%
Service charges and fees	217	171	46	26.9
Other	158	165	(7)	(4.2)
Total noninterest income	$1,440	$577	$863	149.6%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2021	2020	$	%
Gains and fees from sales of loans	$1,327	$—	$1,327	N/A
Bank-owned life insurance	482	484	(2)	(0.4)%
Service charges and fees	416	388	28	7.2
Other	1,170	777	393	50.6
Total noninterest income	$3,395	$1,649	$1,746	105.9%

Noninterest income increased by $0.9 million to $1.4 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Noninterest income increased by $1.7 million to $3.4 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

The increase in noninterest income was driven by resumed SBA loan sales, totaling $0.8 million and $1.3 million for the three and six months ended June 30, 2021, respectively. In addition, the increase in noninterest income for the six months ended June 30, 2021 was impacted by a one-time federal payroll tax credit for COVID-19 of $0.9 million.

Noninterest Expense

The following tables compare noninterest expense for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Change
(Dollars in thousands)	2021	2020	$	%
Salaries and employee benefits	$3,960	$5,227	$(1,267)	(24.2)%
Occupancy and equipment	3,250	2,235	1,015	45.4
Data processing	833	493	340	69.0
Professional services	547	434	113	26.0
Director fees	327	287	40	13.9
FDIC insurance	300	283	17	6.0
Marketing	140	199	(59)	(29.6)
Other	695	564	131	23.2
Total noninterest expense	$10,052	$9,722	$330	3.4%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2021	2020	$	%
Salaries and employee benefits	$8,729	$10,607	$(1,878)	(17.7)%
Occupancy and equipment	5,656	4,144	1,512	36.5
Data processing	1,345	1,029	316	30.7
Professional services	1,134	1,145	(11)	(1.0)
FDIC insurance	703	353	350	99.2
Director fees	644	582	62	10.7
Marketing	131	361	(230)	(63.7)
Other	1,348	1,160	188	16.2
Total noninterest expense	$19,690	$19,381	$309	1.6%

Noninterest expense increased by $0.3 million to $10.1 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase in noninterest expense was primarily driven by an increase in occupancy and equipment expense and data processing expense, partially offset by a decrease in salaries and employee benefits expense.

Noninterest expense increased by $0.3 million to $19.7 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in noninterest expense was primarily driven by an increase in occupancy and equipment expense, FDIC insurance expense, and data processing expense, partially offset by a decrease in salaries and employee benefits expense.

For the three months ended June 30, 2021 noninterest expense included $0.8 million of non-recurring items relating to office consolidation expenses ($0.4 million), COVID-19 cleaning protocols ($0.3 million) and the implementation of new online banking software ($0.1 million). See below for more information on what specific areas of non-interest expense were impacted by these non-recurring items.

Occupancy and equipment expense totaled $3.3 million for the three months ended June 30, 2021, an increase of $1.0 million when compared to the same period in 2020. Occupancy and equipment expense totaled $5.7 million for the six months ended June 30, 2021, an increase of $1.5 million when compared to the same period in 2020. The increase in occupancy and equipment expense was primarily due to additional one-time charges of $0.4 million associated with office consolidation activity (previously disclosed in the fourth quarter of 2020) and an increase in lease expense resulting from the commencement of the lease on the Company's new headquarters building. In addition, the increase in occupancy and equipment expense for the six months ended June 30, 2021 was due to additional cleaning costs associated with precautions taken to prevent the spread of COVID-19. The additional cleaning protocols have been curtailed as of June 30, 2021.

Data processing expense totaled $0.8 million for the three months ended June 30, 2021, an increase of $0.3 million when compared to the same period in 2020. Data processing expense totaled $1.3 million for the six months ended June 30, 2021, an increase of $0.3 million when compared to the same period in 2020. The increase in data processing expense was primarily due to $0.4 million in costs associated with the conversion to a new online banking system implemented in the second quarter of 2021.

FDIC insurance expense totaled $0.7 million for the six months ended June 30, 2021, an increase of $0.4 million when compared to the same period in 2020. The increase in FDIC insurance expense was due to the absence of available FDIC insurance credits recognized in the first quarter of 2020 and elevated expense due to liquidity driven balance sheet growth in 2021.

Salaries and employee benefits expense totaled $4.0 million for the three months ended June 30, 2021, a decrease of $1.3 million when compared to the same period in 2020. Salaries and employee benefits expense totaled $8.7 million for the six months ended June 30, 2021, a decrease of $1.9 million when compared to the same period in 2020. The decrease in salaries and employee benefits expense was primarily driven by a decrease in full time equivalent employees as a direct result of the Voluntary Early Retirement Incentive Plan offered to eligible employees and other employee actions taken during the fourth quarter of 2020. Full time equivalent employees totaled 125 at June 30, 2021 compared to 152 for the same period in 2020. Average full time equivalent employees totaled 124 for the six months ended June 30, 2021 compared to 154 for the same period in 2020. Salaries and employee benefits expense was also favorably impacted as higher loan originations enabled the bank to defer a greater amount of expenses. Finally, salaries and employee benefits expense also benefited by a one-time deferral of $0.3 million in costs associated with a new online banking system implemented in the second quarter of 2021, partially offsetting the increase in data processing expenses relating to the same project described above.

Income Taxes

Income tax expense for the three months ended June 30, 2021 and 2020 totaled $1.8 million and $0.3 million, respectively. The effective tax rates for the three months ended June 30, 2021 and 2020 were 22.0% and 18.7%, respectively. Income tax expense for the six months ended June 30, 2021 and 2020 totaled $3.3 million and $0.4 million, respectively. The effective tax rates for the six months ended June 30, 2021 and 2020 were 21.9% and 14.3%, respectively. The increase in the effective tax rates was primarily attributable to the absence of a discrete benefit recognized in the first quarter of 2020, and to a lesser extent, other permanent differences. The impact of these items on the effective tax rate varies with changes in pre-tax income.

Financial Condition

Summary

At June 30, 2021 total assets were $2.3 billion, a $16.1 million, or a 0.7% increase compared to December 31, 2020. The change in assets remained relatively flat as the increase in loans were offset by a decrease in excess liquidity. Gross loans totaled $1.7 billion at June 30, 2021, an increase of $112.9 million compared to December 31, 2020. Excluding PPP loans, gross loans increased by $139.8 million at June 30, 2021 when compared to December 31, 2020. Deposits totaled $1.9 billion at June 30, 2021, compared to $1.8 billion at December 31, 2020.

Total shareholders’ equity at June 30, 2021 and December 31, 2020 was $190.8 million and $176.6 million, respectively. The increase in shareholders' equity was primarily driven by (i) net income of $11.9 million for the six months ended June 30, 2021 and (ii) a $5.4 million favorable impact to accumulated other comprehensive income driven by fair value marks related to hedge positions involving interest rate swaps. The Company's interest rate swaps are used to hedge interest rate risk. The Company's current interest rate swap positions will cause a decrease to other comprehensive income in a falling interest rate environment and an increase in a rising interest rate environment. The increase in shareholders’ equity was partially offset by dividends paid of $2.2 million and common stock repurchases of $1.8 million.

Loan Portfolio

We originate commercial real estate loans, including construction loans, commercial business loans and other consumer loans. Our loan portfolio is the largest category of our earning assets.

Total loans before deferred loan fees and the allowance for loan losses were $1.74 billion at June 30, 2021 and $1.63 billion at December 31, 2020. Total gross loans increased $112.9 million as of June 30, 2021 compared to the year ended December 31, 2020.

The following table compares the composition of our loan portfolio for the dates indicated:

(In thousands)	At June 30, 2021	At December 31, 2020	Change
Real estate loans:
Residential	$100,260	$113,557	$(13,297)
Commercial	1,266,731	1,148,383	118,348
Construction	82,805	87,007	(4,202)
	1,449,796	1,348,947	100,849
Commercial business	279,814	276,601	3,213
Consumer	8,883	79	8,804
Total loans	$1,738,493	$1,625,627	$112,866
Asset Quality

We actively manage asset quality through our underwriting practices and collection operations. Our Board of Directors monitors credit risk management. The Directors Loan Committee ("DLC") has primary oversight responsibility for the credit-granting function including approval authority for credit-granting policies, review of management’s credit-granting activities and approval of large exposure credit requests, as well as loan review and problem loan management and resolution. The committee reports the results of its respective oversight functions to our Board of Directors. In addition, our Board of Directors receives information concerning asset quality measurements and trends on a monthly basis. While we continue to adhere to prudent underwriting standards, our loan portfolio is not immune to potential negative consequences as a result of general economic weakness, such as a prolonged downturn in the housing market on a national scale. Decreases in real estate values could adversely affect the value of property used as collateral for loans. In addition, adverse changes in the economy could have a negative effect on the ability of borrowers to make scheduled loan payments, which would likely have an adverse impact on earnings.

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

Nonperforming assets. Nonperforming assets include nonaccrual loans and property acquired through foreclosures or repossession. The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(In thousands)	At June 30, 2021	At December 31, 2020
Nonaccrual loans:
Real estate loans:
Residential	$1,160	$1,492
Commercial	15,392	21,093
Commercial business	1,780	1,834
Construction	8,997	8,997
Total nonaccrual loans	27,329	33,416
Other real estate owned	—	—
Total nonperforming assets	$27,329	$33,416

Nonperforming assets to total assets	1.20%	1.48%
Nonaccrual loans to total gross loans	1.57%	2.06%
Total past due loans to total gross loans	1.65%	0.93%

Nonperforming assets totaled $27.3 million and represented 1.20% of total assets at June 30, 2021, compared to $33.4 million and 1.48% of total assets at December 31, 2020. Nonaccrual loans totaled $27.3 million at June 30, 2021 and $33.4 million at December 31, 2020. The decrease in nonaccrual loans was partially a result of charge-offs primarily consisting of previously reserved commercial real estate exposure. The Bank continues work-out activity on its nonaccrual loan population. There was no other real estate owned at June 30, 2021 or December 31, 2020.
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

The following table presents the activity in our allowance for loan losses and related ratios for the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Balance at beginning of period	$20,545	$16,686	$21,009	$13,509
Charge-offs:
Commercial real estate	(3,814)	—	(3,977)	—
Commercial business	(51)	—	(51)	(8)
Consumer	(4)	(23)	(18)	(25)
Total charge-offs	(3,869)	(23)	(4,046)	(33)
Recoveries:
Commercial business	16	—	16	1
Consumer	—	—	9	1
Total recoveries	16	—	25	2
Net charge-offs	(3,853)	(23)	(4,021)	(31)
(Credit) provision charged to earnings	(20)	2,999	(316)	6,184
Balance at end of period	$16,672	$19,662	$16,672	$19,662
Net charge-offs to average loans	0.23%	—%	0.24%	—%
Allowance for loan losses to total gross loans	0.96%	1.22%	0.96%	1.22%

At June 30, 2021, our allowance for loan losses was $16.7 million and represented 0.96% of total gross loans, compared to $21.0 million, or 1.29% of total gross loans, at December 31, 2020.

The following table presents the allocation of the allowance for loan losses and the percentage of these loans to total loans for the dates indicated:

	At June 30, 2021		At December 31, 2020
(Dollars in thousands)	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
Residential real estate	$318	5.77%	$610	6.99%
Commercial real estate	13,209	72.86	16,425	70.64
Construction	133	4.76	221	5.35
Commercial business	2,976	16.10	3,753	17.02
Consumer	36	0.51	—	—
Total allowance for loan losses	$16,672	100.00%	$21,009	100.00%

The allocation of the allowance for loan losses at June 30, 2021 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the allowance for loan losses at June 30, 2021 is appropriate to cover probable losses.

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

Investment Securities

At June 30, 2021, the carrying value of our investment securities portfolio totaled $109.3 million and represented 4.8% of total assets, compared to $106.9 million, or 4.7% of total assets, at December 31, 2020.

The net unrealized gain position on our investment portfolio at June 30, 2021 was $5.7 million and included gross unrealized losses of $0.3 million. The net unrealized gain position on our investment portfolio at December 31, 2020 was $7.5 million and included no gross unrealized losses.

Deposit Activities and Other Sources of Funds

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest bearing demand	$328,473	16.94%	$270,235	14.79%
NOW	136,558	7.04	101,737	5.57
Money market	814,083	41.98	669,364	36.63
Savings	173,943	8.97	158,750	8.69
Time	486,245	25.07	627,230	34.32
Total deposits	$1,939,302	100.00%	$1,827,316	100.00%

Total deposits were $1.9 billion at June 30, 2021, an increase of $112.0 million, from the balance at December 31, 2020.

Brokered certificates of deposits totaled $200.1 million at June 30, 2021 and $238.9 million at December 31, 2020. Certificates of deposits from national listing services totaled $1.1 million at June 30, 2021 and $18.4 million at December 31, 2020. Brokered money market accounts totaled $104.0 million at June 30, 2021 and $13.5 million at December 31, 2020. Brokered deposits represent brokered certificates of deposit, brokered money market accounts and one way buy Certificate of Deposit Account Registry Service (CDARS), and one way buy Insured Cash Sweep (ICS).

At June 30, 2021 and December 31, 2020, time deposits with a denomination of $100 thousand or more, including CDARS and brokered deposits, totaled $400.7 million and $519.8 million, respectively, maturing during the periods indicated in the table below:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Maturing:
Within 3 months	$131,455	$141,784
After 3 but within 6 months	41,502	67,064
After 6 months but within 1 year	48,089	118,880
After 1 year	179,674	192,051
Total	$400,720	$519,779

We utilize advances from the Federal Home Loan Bank of Boston, or FHLB, as part of our overall funding strategy and to meet short-term liquidity needs, and to a lesser degree, manage interest rate risk arising from the difference in asset and liability maturities. Total FHLB advances were $75.0 million and $175.0 million at June 30, 2021 and December 31, 2020, respectively. The decrease of $100.0 million, or 57.1%, primarily reflects the substitution of lower cost brokered deposits in lieu of FHLB advances totaling $75.0 million and a permanent reduction in wholesale funding totaling $25.0 million.

The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At June 30, 2021, the Bank had pledged $778.3 million of eligible loans as collateral to support borrowing capacity at the FHLB of Boston. As of June 30, 2021, the Bank had immediate availability to borrow an additional $411.5 million based on qualified collateral.

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

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of June 30, 2021, the Company had cash and cash equivalents of $301.9 million and available-for-sale securities of $91.0 million. At June 30, 2021, outstanding commitments to originate loans totaled $85.7 million and undisbursed funds from approved lines of credit, home equity lines of credit and secured commercial lines of credit totaled $212.9 million.

Capital Resources

Shareholders’ equity totaled $190.8 million as of June 30, 2021, an increase of $14.2 million compared to December 31, 2020, primarily a result of (i) net income of $11.9 million for the six months ended June 30, 2021 and (ii) a $5.4 million favorable impact to accumulated other comprehensive income driven by fair value marks related to hedge positions involving interest rate swaps. The Company's interest rate swaps are used to hedge interest rate risk. The Company's current interest rate swap positions will cause a decrease to other comprehensive income in a falling interest rate environment and an increase in a rising interest rate environment. The increase in Shareholders’ equity was partially offset by dividends paid of $2.2 million and common stock repurchases of $1.8 million. As of June 30, 2021, the tangible common equity ratio and tangible book value per share were 8.30% and $24.40, respectively.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At June 30, 2021, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At June 30, 2021, the Bank’s ratio of Common Equity Tier 1 capital to risk-weighted assets was 10.95%, total capital to risk-weighted assets was 11.84%, Tier 1 capital to risk-weighted assets was 10.95% and Tier 1 capital to average assets was 9.19%.

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

We use two sets of standard scenarios to measure net interest income at risk. For the Parallel Ramp Scenarios, rate changes are ramped over a twelve-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Parallel Shock Scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Simulation analysis involves projecting a future balance sheet structure and interest income and expense under the various rate scenarios. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than: 6% for a 100 basis point shift; 12% for a 200 basis point shift; and 18% for a 300 basis point shift. Per Company policy, the Bank should not be outside these limits for twelve consecutive months unless the Bank's forecasted capital ratios are considered to be "well capitalized". As of June 30, 2021, the Bank has met all minimum regulatory capital requirements to be considered "well capitalized", reference footnote 7 to the consolidated financial statements for more detail.

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning June 30, 2021 and December 31, 2020:

Parallel Ramp	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	June 30, 2021	December 31, 2020
-100	(1.00)%	0.20%
+200	(2.40)	(1.40)

Parallel Shock	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	June 30, 2021	December 31, 2020
-100	(2.00)%	(0.30)%
+100	(1.40)	(1.00)
+200	(2.30)	(1.70)
+300	(2.60)	(2.00)

The net interest income at risk simulation results indicate that, as of June 30, 2021, we remain liability sensitive. The liability sensitivity is due to the fact that there are more liabilities than assets subject to repricing as market rates change.

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

The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:

	Estimated Percent Change in Economic Value of Equity ("EVE")
Rate Changes (basis points)	June 30, 2021	December 31, 2020
-100	(29.40)%	(47.30)%
+100	5.00	9.30
+200	7.10	13.80
+300	9.80	18.40

While ALCO reviews and updates simulation assumptions and also periodically back-tests the simulation results to ensure that the assumptions are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk or future net interest margin. Over time, the repricing, maturity and prepayment characteristics of financial instruments and the composition of our balance sheet may change to a different degree than estimated. ALCO recognizes that deposit balances could shift into higher yielding alternatives as market rates change. ALCO has modeled increased costs of deposits in the rising rate simulation scenarios presented above. In the minus 100 scenario above, the change in EVE of (29.4)% is outside of policy parameters, however, the Bank continues to be well-capitalized. The result of this simulation was discussed with the ALCO committee and the Company has decided to not take any further action at this time as this scenario is deemed unlikely in the current interest rate environment.

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

(b) Change in internal controls:

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table includes information with respect to repurchases of the Company’s Common Stock during the three-month period ended June 30, 2021 under the Company’s share repurchase program.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2021 - April 30, 2021	—	$—	—	241,707
May 1, 2021 - May 31, 2021	530	27.54	530	241,177
June 1, 2021 - June 30, 2021	12,999	27.43	12,999	228,178
Total	13,529	$27.44	13,529	228,178

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

31.1	Certification of Christopher R. Gruseke pursuant to Rule 13a-14(a)

31.2	Certification of Penko Ivanov pursuant to Rule 13a-14(a)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Bankwell Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatting in Inline XBRL and contained in Exhibit 101)
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankwell Financial Group, Inc.
Date: August 6, 2021	/s/ Christopher R. Gruseke
Christopher R. Gruseke
President and Chief Executive Officer

Date: August 6, 2021	/s/ Penko Ivanov
Penko Ivanov
Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)