Form 10-Q
period 2021-09-30
Bankwell Financial Group, Inc.
filed 2021-11-08
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

or

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

As of October 31, 2021, there were 7,842,824 shares of the registrant’s common stock outstanding.

Bankwell Financial Group, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
Bankwell Financial Group, Inc.
Consolidated Balance Sheets - (unaudited)
(In thousands, except share data)

	September 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$169,417	$405,340
Federal funds sold	8,097	4,258
Cash and cash equivalents	177,514	409,598

Investment securities
Marketable equity securities, at fair value	2,185	2,207
Available for sale investment securities, at fair value	87,565	88,605
Held to maturity investment securities, at amortized cost (fair values of $18,360 and $20,032 at September 30, 2021 and December 31, 2020, respectively)	16,107	16,078
Total investment securities	105,857	106,890

Loans receivable (net of allowance for loan losses of $16,803 at September 30, 2021 and $21,009 at December 31, 2020)	1,805,217	1,601,672
Accrued interest receivable	6,911	6,579
Federal Home Loan Bank stock, at cost	3,632	7,860
Premises and equipment, net	35,118	21,762
Bank-owned life insurance	48,903	42,651
Goodwill	2,589	2,589
Other intangible assets	48	76
Deferred income taxes, net	7,718	11,300
Other assets	33,181	42,770
Total assets	$2,226,688	$2,253,747
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$338,705	$270,235
Interest bearing deposits	1,544,118	1,557,081
Total deposits	1,882,823	1,827,316

Advances from the Federal Home Loan Bank	80,000	175,000
Subordinated debentures (face value of $15,500 and $25,500 at September 30, 2021 and December 31, 2020, respectively, less unamortized debt issuance costs of $126 and $242 at September 30, 2021 and December 31, 2020, respectively)	15,374	25,258
Accrued expenses and other liabilities	52,314	49,571
Total liabilities	2,030,511	2,077,145
Commitments and contingencies
Shareholders' equity
Common stock, no par value; 10,000,000 shares authorized, 7,842,824 and 7,919,278 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	119,588	121,338
Retained earnings	85,992	70,839
Accumulated other comprehensive loss	(9,403)	(15,575)
Total shareholders' equity	196,177	176,602

Total liabilities and shareholders' equity	$2,226,688	$2,253,747

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Income – (unaudited)
(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest and dividend income
Interest and fees on loans	$19,795	$18,027	$56,961	$55,471
Interest and dividends on securities	731	799	2,236	2,402
Interest on cash and cash equivalents	88	96	286	468
Total interest and dividend income	20,614	18,922	59,483	58,341

Interest expense
Interest expense on deposits	2,387	4,104	8,245	14,623
Interest expense on borrowings	503	1,210	2,280	3,187
Total interest expense	2,890	5,314	10,525	17,810

Net interest income	17,724	13,608	48,958	40,531

Provision (credit) for loan losses	134	712	(182)	6,896

Net interest income after provision (credit) for loan losses	17,590	12,896	49,140	33,635

Noninterest income
Gains and fees from sales of loans	924	27	2,251	27
Bank-owned life insurance	271	242	753	726
Service charges and fees	199	190	615	578
Gain on sale of other real estate owned, net	—	19	—	19
Other	43	136	1,213	913
Total noninterest income	1,437	614	4,832	2,263

Noninterest expense
Salaries and employee benefits	4,782	5,295	13,511	15,902
Occupancy and equipment	2,615	2,266	8,271	6,410
Data processing	632	529	1,977	1,558
Professional services	498	374	1,632	1,519
Director fees	324	301	968	883
FDIC insurance	298	176	1,001	529
Marketing	186	151	317	512
Other	1,035	637	2,383	1,797
Total noninterest expense	10,370	9,729	30,060	29,110
Income before income tax expense	8,657	3,781	23,912	6,788
Income tax expense	1,802	790	5,140	1,220
Net income	$6,855	$2,991	$18,772	$5,568

Earnings Per Common Share:
Basic	$0.88	$0.38	$2.38	$0.71
Diluted	$0.87	$0.38	$2.37	$0.71

Weighted Average Common Shares Outstanding:
Basic	7,677,822	7,721,247	7,721,943	7,728,798
Diluted	7,738,758	7,721,459	7,779,632	7,749,199
Dividends per common share	$0.18	$0.14	$0.46	$0.42

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Comprehensive Income (Loss) – (unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$6,855	$2,991	$18,772	$5,568
Other comprehensive income (loss):
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on available for sale securities	(411)	(97)	(743)	2,661
Reclassification adjustment for gain realized in net income	—	—	—	—
Net change in unrealized (losses) gains	(411)	(97)	(743)	2,661
Income tax benefit (expense)	92	21	162	(589)
Unrealized (losses) gains on securities, net of tax	(319)	(76)	(581)	2,072
Unrealized gains (losses) on interest rate swaps:
Unrealized gains (losses) on interest rate swaps	1,436	2,070	8,671	(16,400)
Income tax (expense) benefit	(321)	(451)	(1,918)	3,654
Unrealized gains (losses) on interest rate swaps, net of tax	1,115	1,619	6,753	(12,746)
Total other comprehensive income (loss), net of tax	796	1,543	6,172	(10,674)
Comprehensive income (loss)	$7,651	$4,534	$24,944	$(5,106)

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders' Equity – (unaudited)
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2021	7,895,101	$120,451	$80,543	$(10,199)	$190,795
Net income	—	—	6,855	—	6,855
Other comprehensive income, net of tax	—	—	—	796	796
Cash dividends declared ($0.18 per share)	—	—	(1,406)	—	(1,406)
Stock-based compensation expense	—	562	—	—	562
Repurchase of common stock	(52,277)	(1,425)	—	—	(1,425)
Balance at September 30, 2021	7,842,824	$119,588	$85,992	$(9,403)	$196,177

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2020	7,887,503	$120,381	$69,712	$(19,733)	$170,360
Net income	—	—	2,991	—	2,991
Other comprehensive income, net of tax	—	—	—	1,543	1,543
Cash dividends declared ($0.14 per share)	—	—	(1,100)	—	(1,100)
Stock-based compensation expense	—	473	—	—	473
Issuance of restricted stock	9,000	—	—	—	—
Balance at September 30, 2020	7,896,503	$120,854	$71,603	$(18,190)	$174,267

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders' Equity – (continued)
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2020	7,919,278	$121,338	$70,839	$(15,575)	$176,602
Net income	—	—	18,772	—	18,772
Other comprehensive income, net of tax	—	—	—	6,172	6,172
Cash dividends declared ($0.46 per share)	—	—	(3,619)	—	(3,619)
Stock-based compensation expense	—	1,418	—	—	1,418
Forfeitures of restricted stock	(150)	—	—	—	—
Issuance of restricted stock	51,628	—	—	—	—
Stock options exercised	3,500	53	—	—	53
Repurchase of common stock	(131,432)	(3,221)	—	—	(3,221)
Balance at September 30, 2021	7,842,824	$119,588	$85,992	$(9,403)	$196,177

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2019	7,868,803	$120,589	$69,324	$(7,516)	$182,397
Net income	—	—	5,568	—	5,568
Other comprehensive loss, net of tax	—	—	—	(10,674)	(10,674)
Cash dividends declared ($0.42 per share)	—	—	(3,289)	—	(3,289)
Stock-based compensation expense	—	1,286	—	—	1,286
Forfeitures of restricted stock	(1,500)	—	—	—	—
Issuance of restricted stock	86,199	—	—	—	—
Stock options exercised	1,500	16	—	—	16
Repurchase of common stock	(58,499)	(1,037)	—	—	(1,037)
Balance at September 30, 2020	7,896,503	$120,854	$71,603	$(18,190)	$174,267

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows – (unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$18,772	$5,568
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of premiums and discounts on investment securities	162	47
(Credit) provision for loan losses	(182)	6,896
Provision (credit) for deferred income taxes	1,827	(2,353)
Change in fair value of marketable equity securities	40	(57)
Depreciation and amortization	2,694	2,484
Amortization of debt issuance costs	116	39
Change in valuation allowance of right-of-use asset	(280)	—
Increase in cash surrender value of bank-owned life insurance	(753)	(726)
Gains and fees from sales of loans	(2,251)	(27)
Stock-based compensation	1,418	1,286
Amortization of intangibles	28	54
Loss on sale of premises and equipment	195	—
Gain on sale of other real estate owned, net	—	(19)
Net change in:
Deferred loan fees	(420)	1,440
Accrued interest receivable	(332)	(1,335)
Other assets	8,062	(20,322)
Accrued expenses and other liabilities	1,056	(1,470)
Net cash provided by (used in) operating activities	30,152	(8,495)

Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	12,778	9,920
Proceeds from principal repayments on held to maturity securities	4,713	176
Net proceeds from sales and calls of available for sale securities	—	2,200
Purchases of marketable equity securities	(18)	(28)
Purchases of available for sale securities	(12,649)	(17,636)
Purchases of held to maturity securities	(4,736)	—
Purchases of bank-owned life insurance	(5,500)	—
Net increase in loans	(202,943)	(20,452)
Loan principal sold from loans not originated for sale	(17,122)	(214)
Proceeds from sales of loans not originated for sale	19,373	241
Purchases of premises and equipment, net	(4,080)	(409)
Reduction (purchase) of Federal Home Loan Bank stock	4,228	(385)
Proceeds from the sale of other real estate owned	—	199
Net cash used in investing activities	(205,956)	(26,388)
See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows - (Continued)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from financing activities
Net change in time certificates of deposit	$(210,083)	$89,072
Net change in other deposits	265,590	186,553
Net change in FHLB advances	(95,000)	25,000
Repayment of subordinated debt	(10,000)	—
Proceeds from exercise of options	53	16
Dividends paid on common stock	(3,619)	(3,289)
Repurchase of common stock	(3,221)	(1,037)
Net cash (used in) provided by financing activities	(56,280)	296,315
Net (decrease) increase in cash and cash equivalents	(232,084)	261,432
Cash and cash equivalents:
Beginning of year	409,598	78,051
End of period	$177,514	$339,483
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$3,707	$18,067
Income taxes	4,024	3,393
Noncash investing and financing activities:
Loans transferred to other real estate owned	$—	$180
Net change in unrealized gains or losses on available for sale securities	743	2,661
Net change in unrealized gains or losses on interest rate swaps	8,671	(16,400)
Establishment of right-of-use asset and lease liability	11,885	169

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

The Bank is a Connecticut state chartered commercial bank, founded in 2002, whose deposits are insured under the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank provides a wide range of services to customers in our primary market, an area encompassing approximately a 100 mile radius around our branch network. In addition, the Bank pursues certain types of commercial lending opportunities outside our primary market, particularly where we have strong relationships. The Bank operates branches in New Canaan, Stamford, Fairfield, Wilton, Westport, Darien, Norwalk, and Hamden, Connecticut.

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

Significant concentrations of credit risk

Many of the Company's activities are with customers located in Connecticut and New York, with the majority of the Company's loans in Connecticut and some New York metro area counties. Declines in property values in these areas could significantly impact the Company. The Company has a significant concentration in commercial real estate loans.

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

2. Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at September 30, 2021 were as follows:

	September 30, 2021
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Less than one year	$9,995	$32	$—	$10,027
Due from one through five years	10,598	—	(57)	10,541
Due from five through ten years	7,904	604	—	8,508
Due after ten years	42,780	1,674	(37)	44,417
Total U.S. Government and agency obligations	71,277	2,310	(94)	73,493

Corporate bonds
Due from one through five years	1,000	17	—	1,017
Due from five through ten years	11,000	461	—	11,461
Due after ten years	1,500	94	—	1,594
Total corporate bonds	13,500	572	—	14,072

Total available for sale securities	$84,777	$2,882	$(94)	$87,565

Held to maturity securities:
State agency and municipal obligations
Due after ten years	$16,058	$2,518	$(273)	$18,303

Government-sponsored mortgage backed securities
No contractual maturity	49	8	—	57
Total held to maturity securities	$16,107	$2,526	$(273)	$18,360

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

There were no sales of investment securities during the three or nine months ended September 30, 2021 or 2020.

At September 30, 2021 and December 31, 2020, none of the Company's securities were pledged as collateral with the Federal Home Loan Bank ("FHLB") or any other institution.

As of September 30, 2021 and December 31, 2020, the actual durations of the Company's available for sale securities were significantly shorter than the stated maturities.

As of September 30, 2021, the Company held marketable equity securities with a fair value of $2.2 million and an amortized cost of $2.1 million. At December 31, 2020, the Company held marketable equity securities with a fair value of $2.2 million and an amortized cost of $2.1 million. These securities represent an investment in mutual funds that have an objective to make investments for CRA purposes.

There were no investment securities as of December 31, 2020, in which the fair value of the security was less than the amortized cost of the security.

The following table provides information regarding investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2021:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)

September 30, 2021
U.S. Government and agency obligations	$18,519	$(94)	0.50%	$—	$—	—%	$18,519	$(94)	0.50%
State agency and municipal obligations	4,392	(273)	5.85	—	—	—	4,392	(273)	5.85
Total investment securities	$22,911	$(367)	1.58%	$—	$—	—%	$22,911	$(367)	1.58%

There were three investment securities as of September 30, 2021, in which the fair value of the security was less than the amortized cost of the security.

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

The Company has the intent and ability to retain its investment securities in an unrealized loss position at September 30, 2021 until the decline in value has recovered or the security has matured.

3. Loans Receivable and Allowance for Loan Losses

The following table sets forth a summary of the loan portfolio at September 30, 2021 and December 31, 2020:

(In thousands)	September 30, 2021	December 31, 2020
Real estate loans:
Residential	$90,110	$113,557
Commercial	1,337,896	1,148,383
Construction	94,665	87,007
	1,522,671	1,348,947

Commercial business (1)	292,825	276,601

Consumer	9,050	79
Total loans	1,824,546	1,625,627

Allowance for loan losses	(16,803)	(21,009)
Deferred loan origination fees, net	(2,526)	(2,946)
Loans receivable, net	$1,805,217	$1,601,672

(1) The September 30, 2021 and December 31, 2020 balance includes $1.6 million and $34.8 million, respectively, of Paycheck Protection Program ("PPP") loans made under the CARES Act.

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

Consumer: This portfolio segment includes loans secured by savings or certificate accounts, automobiles, as well as unsecured personal loans and overdraft lines of credit. In addition, there are loans to finance insurance premiums, secured by the cash surrender value of life insurance and marketable securities.

Allowance for loan losses

The following tables set forth the activity in the Company’s allowance for loan losses for the three and nine months ended September 30, 2021 and 2020, by portfolio segment:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended September 30, 2021
Beginning balance	$318	$13,209	$133	$2,976	$36	$16,672
Charge-offs	—	—	—	—	(15)	(15)
Recoveries	—	—	—	11	1	12
Provisions (credits)	158	37	9	(84)	14	134
Ending balance	$476	$13,246	$142	$2,903	$36	$16,803

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended September 30, 2020
Beginning balance	$809	$14,409	$441	$4,003	$—	$19,662
Charge-offs	—	—	—	—	(4)	(4)
Recoveries	—	—	—	—	2	2
(Credits) provisions	(95)	491	(7)	321	2	712
Ending balance	$714	$14,900	$434	$4,324	$—	$20,372

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Nine Months Ended September 30, 2021
Beginning balance	$610	$16,425	$221	$3,753	$—	$21,009
Charge-offs	—	(3,977)	—	(51)	(33)	(4,061)
Recoveries	—	—	—	27	10	37
(Credits) provisions	(134)	798	(79)	(826)	59	(182)
Ending balance	$476	$13,246	$142	$2,903	$36	$16,803

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Nine Months Ended September 30, 2020
Beginning balance	$730	$10,551	$324	$1,903	$1	$13,509
Charge-offs	—	—	—	(7)	(29)	(36)
Recoveries	—	—	—	1	2	3
(Credits) provisions	(16)	4,349	110	2,427	26	6,896
Ending balance	$714	$14,900	$434	$4,324	$—	$20,372

Loans evaluated for impairment and the related allowance for loan losses as of September 30, 2021 and December 31, 2020 were as follows:

	Portfolio	Allowance
	(In thousands)
September 30, 2021
Loans individually evaluated for impairment:
Residential real estate	$4,817	$189
Commercial real estate	31,489	2,618
Construction	8,997	—
Commercial business	4,731	65
Subtotal	50,034	2,872
Loans collectively evaluated for impairment:
Residential real estate	85,293	287
Commercial real estate	1,306,407	10,628
Construction	85,668	142
Commercial business	288,094	2,838
Consumer	9,050	36
Subtotal	1,774,512	13,931

Total	$1,824,546	$16,803

	Portfolio	Allowance
	(In thousands)
December 31, 2020
Loans individually evaluated for impairment:
Residential real estate	$4,604	$—
Commercial real estate	37,579	4,960
Construction	8,997	—
Commercial business	6,507	85
Subtotal	57,687	5,045
Loans collectively evaluated for impairment:
Residential real estate	108,953	610
Commercial real estate	1,110,804	11,465
Construction	78,010	221
Commercial business	270,094	3,668
Consumer	79	—
Subtotal	1,567,940	15,964

Total	$1,625,627	$21,009

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

The following tables present credit risk ratings by loan segment as of September 30, 2021 and December 31, 2020:

	Commercial Credit Quality Indicators
	September 30, 2021				December 31, 2020
	Commercial Real Estate	Construction	Commercial Business	Total	Commercial Real Estate	Construction	Commercial Business	Total
	(In thousands)
Pass	$1,287,568	$85,668	$286,641	$1,659,877	$1,105,825	$78,010	$269,728	$1,453,563
Special Mention	18,839	—	1,454	20,293	12,560	—	2,055	14,615
Substandard	31,072	8,997	3,198	43,267	29,998	8,997	3,247	42,242
Doubtful	417	—	1,532	1,949	—	—	1,571	1,571
Loss	—	—	—	—	—	—	—	—
Total loans	$1,337,896	$94,665	$292,825	$1,725,386	$1,148,383	$87,007	$276,601	$1,511,991

	Residential and Consumer Credit Quality Indicators
	September 30, 2021			December 31, 2020
	Residential Real Estate	Consumer	Total	Residential Real Estate	Consumer	Total
	(In thousands)
Pass	$85,293	$9,050	$94,343	$108,953	$79	$109,032
Special Mention	—	—	—	713	—	713
Substandard	4,642	—	4,642	3,714	—	3,714
Doubtful	175	—	175	177	—	177
Loss	—	—	—	—	—	—
Total loans	$90,110	$9,050	$99,160	$113,557	$79	$113,636

Loan portfolio aging analysis

When a loan is 15 days past due, the Company sends the borrower a late notice. The Company attempts to contact the borrower by phone if the delinquency is not corrected promptly after the notice has been sent. When the loan is 30 days past due, the Company mails the borrower a letter reminding the borrower of the delinquency, and attempts to contact the borrower personally to determine the reason for the delinquency and ensure the borrower understands the terms of the loan. If necessary, after the 90th day of delinquency, the Company may take other appropriate legal action. A summary report of all loans 30 days or more past due is provided to the Board of Directors of the Company periodically. Loans greater than 90 days past due are generally put on nonaccrual status. A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt. A loan is considered to be no longer delinquent when timely payments are made for a period of at least six months (one year for loans providing for quarterly or semi-annual payments) by the borrower in accordance with the contractual terms. Loans that are granted payment deferrals under the CARES Act are not required to be reported as past due or placed on non-accrual status if the criteria under section 4013 of the CARES Act is met. As of September 30, 2021, no loans remained on active deferral under the CARES Act.

The following tables set forth certain information with respect to the Company's loan portfolio delinquencies by portfolio segment as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$1,535	$703	$176	$2,414	$87,696	$90,110
Commercial real estate	877	10,500	5,013	16,390	1,321,506	1,337,896
Construction	—	—	8,997	8,997	85,668	94,665
Commercial business	—	1,463	1,485	2,948	289,877	292,825
Consumer	—	—	—	—	9,050	9,050
Total loans	$2,412	$12,666	$15,671	$30,749	$1,793,797	$1,824,546

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$245	$—	$177	$422	$113,135	$113,557
Commercial real estate	1,305	193	2,541	4,039	1,144,344	1,148,383
Construction	8,997	—	—	8,997	78,010	87,007
Commercial business	45	55	1,526	1,626	274,975	276,601
Consumer	—	—	—	—	79	79
Total loans	$10,592	$248	$4,244	$15,084	$1,610,543	$1,625,627

There were no loans delinquent greater than 90 days and still accruing interest as of September 30, 2021 and December 31, 2020.

Loans on nonaccrual status

The following is a summary of nonaccrual loans by portfolio segment as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(In thousands)
Residential real estate	$1,849	$1,492
Commercial real estate	16,314	21,093
Commercial business	1,754	1,834
Construction	8,997	8,997
Total	$28,914	$33,416

Interest income on loans that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the nine months ended September 30, 2021 and 2020 was $0.9 million and $0.6 million, respectively. There was $49 thousand and no interest income recognized on these loans for the nine months ended September 30, 2021 and 2020, respectively.

At September 30, 2021 and December 31, 2020, there were no commitments to lend additional funds to any borrower on nonaccrual status. Nonaccrual loans with no specific reserve totaled $16.1 million and $17.5 million at September 30, 2021 and December 31, 2020, respectively, as these loans were deemed to be adequately collateralized.

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

The following table summarizes impaired loans by portfolio segment as of September 30, 2021 and December 31, 2020:

	Carrying Amount		Unpaid Principal Balance		Associated Allowance
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$3,048	$3,891	$3,224	$4,108	$—	$—
Commercial real estate	10,137	8,964	10,490	9,282	—	—
Construction	8,997	8,997	8,997	8,997	—	—
Commercial business	1,971	1,899	2,608	2,512	—	—
Total impaired loans without a valuation allowance	24,153	23,751	25,319	24,899	—	—

Impaired loans with a valuation allowance:
Residential real estate	$1,769	$—	$1,769	$—	$189	$—
Commercial real estate	21,352	21,035	21,394	21,049	2,618	4,960
Commercial business	2,760	2,920	2,760	2,922	65	85
Total impaired loans with a valuation allowance	25,881	23,955	25,923	23,971	2,872	5,045
Total impaired loans	$50,034	$47,706	$51,242	$48,870	$2,872	$5,045

The following tables summarize the average carrying amount of impaired loans and interest income recognized on impaired loans by portfolio segment for the three and nine months ended September 30, 2021 and 2020:

	Average Carrying Amount		Interest Income Recognized
	Three Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$3,058	$4,035	$13	$16
Commercial real estate	10,153	7,376	72	37
Commercial business	1,987	4,123	5	5
Construction	8,997	—	—	—
Total impaired loans without a valuation allowance	24,195	15,534	90	58
Impaired loans with a valuation allowance:
Residential real estate	$1,775	$—	$12	$—
Commercial real estate	20,301	6,259	62	78
Commercial business	2,763	30	18	—
Total impaired loans with a valuation allowance	24,839	6,289	92	78
Total impaired loans	$49,034	$21,823	$182	$136

	Average Carrying Amount		Interest Income Recognized
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$3,080	$4,083	$28	$70
Commercial real estate	10,121	7,513	435	109
Commercial business	2,018	4,173	18	15
Construction	8,997	—	—	—
Total impaired loans without a valuation allowance	24,216	15,769	481	194
Impaired loans with a valuation allowance:
Residential real estate	$1,791	$—	$40	$—
Commercial real estate	22,386	6,278	490	204
Commercial business	2,772	30	76	—
Total impaired loans with a valuation allowance	26,949	6,308	606	204
Total impaired loans	$51,165	$22,077	$1,087	$398

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

Loans classified as TDRs totaled $26.9 million at September 30, 2021 and $9.1 million at December 31, 2020. The following tables provide information on loans that were modified as TDRs during the periods indicated.

	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2021	2020	2021	2020	2021	2020
Three Months Ended September 30,
Commercial real estate	1	—	$10,317	$—	$10,402	$—
Total	1	—	$10,317	$—	$10,402	$—

	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2021	2020	2021	2020	2021	2020
Nine Months Ended September 30,
Residential real estate	2	—	$764	$—	$764	$—
Commercial business	1	—	2,567	—	2,655	—
Commercial real estate	2	—	13,534	—	13,570	—
Total	5	—	$16,865	$—	$16,989	$—

At September 30, 2021 and December 31, 2020, there were five nonaccrual loans identified as TDRs totaling $12.4 million and three nonaccrual loans identified as TDRs totaling $1.4 million, respectively.

There were no loans modified in a troubled debt restructuring that re-defaulted during the nine months ended September 30, 2021 and September 30, 2020.

The following table provides information on how loans were modified as TDRs during the three and nine months ended September 30, 2021 and September 30, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Payment concession	$—	$—	$764	$—
Maturity, rate and payment concession	10,402	—	13,057	—
Rate concession	—	—	3,168	—
Total	$10,402	$—	$16,989	$—

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

4. Shareholders' Equity

Common Stock

The Company has 10,000,000 shares authorized and 7,842,824 shares issued and outstanding at September 30, 2021 and 10,000,000 shares authorized and 7,919,278 shares issued and outstanding at December 31, 2020. The Company's stock is traded on the NASDAQ stock market under the ticker symbol BWFG.

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

Issuer Purchases of Equity Securities

On December 19, 2018, the Company's Board of Directors authorized a share repurchase program of up to 400,000 shares of the Company's Common Stock. The Company intends to accomplish the share repurchases through open market transactions, though the Company could accomplish repurchases through other means, such as privately negotiated transactions. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The share repurchase plan does not obligate the Company to acquire any particular amount of Common Stock, and it may be modified or suspended at any time at the Company's discretion. During the nine months ended September 30, 2021, the Company purchased 131,432 shares of its Common Stock at a weighted average price of $24.50 per share. During the year ended December 31, 2020, the Company purchased 58,499 shares of its Common Stock at a weighted average price of $17.69 per share.

5. Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives. The Company's derivative instruments are utilized to manage economic risks, including interest rate risk. Changes in fair value of the Company's derivatives are primarily driven by changes in interest rates and recognized in other comprehensive income. The Company's current derivative positions will cause a decrease to other comprehensive income in a falling interest rate environment and an increase in a rising interest rate environment. The Company’s total comprehensive income or loss for the three and nine months ended September 30, 2021 and September 30, 2020 is reported in the Consolidated Statements of Comprehensive Income.

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax for the three and nine months ended September 30, 2021 and September 30, 2020:

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at June 30, 2021	$2,482	$(12,681)	$(10,199)
Other comprehensive (loss) income before reclassifications, net of tax	(319)	400	81
Amounts reclassified from accumulated other comprehensive income, net of tax	—	715	715
Net other comprehensive (loss) income	(319)	1,115	796
Balance at September 30, 2021	$2,163	$(11,566)	$(9,403)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at June 30, 2020	$3,076	$(22,809)	$(19,733)
Other comprehensive (loss) income before reclassifications, net of tax	(76)	977	901
Amounts reclassified from accumulated other comprehensive income, net of tax	—	642	642
Net other comprehensive (loss) income	(76)	1,619	1,543
Balance at September 30, 2020	$3,000	$(21,190)	$(18,190)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2020	$2,744	$(18,319)	$(15,575)
Other comprehensive (loss) income before reclassifications, net of tax	(581)	4,575	3,994
Amounts reclassified from accumulated other comprehensive income, net of tax	—	2,178	2,178
Net other comprehensive (loss) income	(581)	6,753	6,172
Balance at September 30, 2021	$2,163	$(11,566)	$(9,403)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2019	$928	$(8,444)	$(7,516)
Other comprehensive income (loss) before reclassifications, net of tax	2,072	(13,643)	(11,571)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	897	897
Net other comprehensive income (loss)	2,072	(12,746)	(10,674)
Balance at September 30, 2020	$3,000	$(21,190)	$(18,190)

The following table provides information for the items reclassified from accumulated other comprehensive income or loss:

Accumulated Other Comprehensive Income Components	Three Months Ended September 30,		Nine Months Ended September 30,		Associated Line Item in the Consolidated Statements of Income
	2021	2020	2021	2020
	(In thousands)
Derivatives:
Unrealized losses on derivatives	$(921)	$(821)	$(2,796)	$(1,154)	Interest expense on borrowings
Tax benefit	206	179	618	257	Income tax expense
Net of tax	$(715)	$(642)	$(2,178)	$(897)

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

The following table is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net income	$6,855	$2,991	$18,772	$5,568
Dividends to participating securities(1)	(27)	(19)	(71)	(52)
Undistributed earnings allocated to participating securities(1)	(104)	(32)	(292)	(34)
Net income for earnings per share calculation	$6,724	$2,940	$18,409	$5,482

Weighted average shares outstanding, basic	7,678	7,721	7,722	7,729
Effect of dilutive equity-based awards(2)	61	—	58	20
Weighted average shares outstanding, diluted	7,739	7,721	7,780	7,749
Net earnings per common share:
Basic earnings per common share	$0.88	$0.38	$2.38	$0.71
Diluted earnings per common share	$0.87	$0.38	$2.37	$0.71
Awards excluded from the calculation of diluted EPS(3):
Stock options	—	15	—	—
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

As of September 30, 2021, the Bank and Company met all capital adequacy requirements to which they are subject. There are no conditions or events since then that management believes have changed this conclusion.

The capital amounts and ratios for the Bank and the Company at September 30, 2021 and December 31, 2020 were as follows:

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
September 30, 2021
Common Equity Tier 1 Capital to Risk-Weighted Assets	$213,091	10.59%	$140,789	7.00%	$130,733	6.50%
Total Capital to Risk-Weighted Assets	230,049	11.44%	211,184	10.50%	201,127	10.00%
Tier I Capital to Risk-Weighted Assets	213,091	10.59%	170,958	8.50%	160,902	8.00%
Tier I Capital to Average Assets	213,091	9.61%	88,680	4.00%	110,850	5.00%

Bankwell Financial Group, Inc.
September 30, 2021
Common Equity Tier 1 Capital to Risk-Weighted Assets	$202,394	10.02%	$141,344	7.00%	N/A	N/A
Total Capital to Risk-Weighted Assets	231,878	11.48%	212,016	10.50%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	202,394	10.02%	171,632	8.50%	N/A	N/A
Tier I Capital to Average Assets	202,394	9.12%	88,813	4.00%	N/A	N/A

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
December 31, 2020
Common Equity Tier 1 Capital to Risk-Weighted Assets	$191,579	11.06%	$121,216	7.00%	$112,558	6.50%
Total Capital to Risk-Weighted Assets	212,588	12.28%	181,825	10.50%	173,166	10.00%
Tier I Capital to Risk-Weighted Assets	191,579	11.06%	147,191	8.50%	138,533	8.00%
Tier I Capital to Average Assets	191,579	8.44%	90,836	4.00%	113,545	5.00%

Bankwell Financial Group, Inc.
December 31, 2020
Common Equity Tier 1 Capital to Risk-Weighted Assets	$189,529	10.93%	$121,408	7.00%	N/A	N/A
Total Capital to Risk-Weighted Assets	230,696	13.30%	182,111	10.50%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	189,529	10.93%	147,423	8.50%	N/A	N/A
Tier I Capital to Average Assets	189,529	8.34%	90,916	4.00%	N/A	N/A

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

Reserve Requirements on Cash

The Bank was not required to maintain a minimum reserve balance in the Federal Reserve Bank (FRB) at September 30, 2021 or December 31, 2020 as the FRB has waived this requirement due to the COVID-19 pandemic.

8. Deposits

At September 30, 2021 and December 31, 2020, deposits consisted of the following:

	September 30, 2021	December 31, 2020
	(In thousands)
Noninterest bearing demand deposit accounts	$338,705	$270,235
Interest bearing accounts:
NOW	103,180	101,737
Money market	835,210	669,364
Savings	188,581	158,750
Time certificates of deposit	417,147	627,230
Total interest bearing accounts	1,544,118	1,557,081
Total deposits	$1,882,823	$1,827,316
Maturities of time certificates of deposit as of September 30, 2021 and December 31, 2020 are summarized below:

	September 30, 2021	December 31, 2020
	(In thousands)
2021	$109,663	$418,117
2022	105,610	50,425
2023	150,119	128,495
2024	51,722	30,160
2025	33	33
Total	$417,147	$627,230
The aggregate amount of individual certificate accounts, including brokered deposits with balances of $250,000 or more, was approximately $262.8 million at September 30, 2021 and $353.7 million at December 31, 2020.
Brokered certificates of deposits totaled $200.1 million at September 30, 2021 and $238.9 million at December 31, 2020. There were no certificates of deposits from national listing services at September 30, 2021. Certificates of deposits from national listing services totaled $18.4 million at December 31, 2020. Brokered money market accounts totaled $104.0 million at September 30, 2021 and $13.5 million at December 31, 2020.

The following table summarizes interest expense on deposits by account type for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
NOW	$51	$40	$148	$99
Money market	1,053	859	2,944	3,213
Savings	96	237	313	1,204
Time certificates of deposits	1,187	2,968	4,840	10,107
Total interest expense on deposits	$2,387	$4,104	$8,245	$14,623

9. Stock-Based Compensation

Equity award plans

The Company has stock options or unvested restricted stock outstanding under three equity award plans, which are collectively referred to as the “Plan”. The current plan under which any future issuances of equity awards will be made is the 2012 BNC Financial Group, Inc. Stock Plan, or the “2012 Plan,” as amended from time-to-time. All equity awards made under the 2012 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of stock options or restricted stock. At September 30, 2021, there were 561,901 shares reserved for future issuance under the 2012 Plan.

Stock Options: The Company accounts for stock options based on the fair value at the date of grant and records an expense over the vesting period of such awards on a straight line basis.

There were no options granted during the nine months ended September 30, 2021.

A summary of the status of outstanding stock options for the nine months ended September 30, 2021 is presented below:

	Nine Months Ended September 30, 2021
	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	15,180	$16.82
Exercised	(3,500)	15.00
Options outstanding at end of period	11,680	17.37

Options exercisable at end of period	11,680	17.37

Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. The total intrinsic value of share options exercised during the nine months ended September 30, 2021 was $19 thousand.

The range of exercise prices for the 11,680 options exercisable at September 30, 2021 was $15.00 to $17.86 per share. The weighted average remaining contractual life for these options was 1.4 years at September 30, 2021. At September 30, 2021, as all awarded options have vested, all of the outstanding options are exercisable, and the aggregate intrinsic value of these options was $138 thousand.

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.

The following table presents the activity for restricted stock for the nine months ended September 30, 2021:

	Nine Months Ended September 30, 2021
	Number of Shares		Weighted Average Grant Date Fair Value
Unvested at beginning of period	163,369	(1)	$26.22
Granted	51,628	(2)	18.97
Vested	(36,050)		27.39
Forfeited	(150)		33.02
Unvested at end of period	178,797		23.88
(1)    Includes 15,099 shares of performance based restricted stock
(2)    Includes 17,563 shares of performance based restricted stock

The total fair value of restricted stock awards vested during the nine months ended September 30, 2021 was $0.8 million.

The Company's restricted stock expense for the nine months ended September 30, 2021 and September 30, 2020 was $1.4 million and $1.3 million, respectively. At September 30, 2021, there was $3.0 million of unrecognized stock compensation expense for restricted stock, expected to be recognized over a weighted average period of 1.7 years.

Performance Based Restricted Stock: The Company has 32,662 shares of performance based restricted stock outstanding as of September 30, 2021 pursuant to the Company’s 2012 Stock Plan. The awards vest over a three to four year service period, provided certain performance metrics are met. The share quantity that ultimately vests can range between 0% and 200%, which is dependent on the degree to which the performance metrics are met. The Company records an expense over the vesting period based on (a) the probability that the performance metric will be met and (b) the fair market value of the Company’s stock at the date of the grant.

10. Derivative Instruments

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, and duration of its funding along with the use of interest rate derivative financial instruments, namely interest rate swaps. The Company does not use derivatives for speculative purposes. As of September 30, 2021, the Company was a party to eight interest rate swaps, designated as hedging instruments, to add stability to interest expense and to manage its exposure to the variability of the future cash flows attributable to the contractually specified interest rates. The notional amount for each swap is $25 million and in each case, the Company has entered into pay-fixed interest rate swaps to convert rolling 90 days Federal Home Loan Bank advances or brokered deposits. As of September 30, 2021, the Company entered into four interest rate swaps not designated as hedging instruments, to minimize interest rate risk exposure with loans to customers.

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

Information about derivative instruments at September 30, 2021 and December 31, 2020 is as follows:

	As of September 30, 2021
	Derivative Assets			Derivative Liabilities
	Notional Amount	Balance Sheet Location	Fair Value	Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	$50,000	Other assets	$405	$150,000	Accrued expenses and other liabilities	$(15,301)

Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$38,500	Other assets	$2,512	$38,500	Accrued expenses and other liabilities	$(2,512)

(1) Represents interest rate swaps with commercial banking customers, which are offset by derivatives with a third party.

Accrued interest payable related to interest rate swaps as of September 30, 2021 totaled $0.6 million and is excluded from the fair value presented in the table above. The fair value of interest rate swaps in a net liability position, including accrued interest, totaled $15.5 million as of September 30, 2021.

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
Changes in the consolidated statements of comprehensive income (loss) related to interest rate derivatives designated as hedges of cash flows were as follows for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Interest rate swaps designated as cash flow hedges:
Unrealized gain (loss) recognized in accumulated other comprehensive income before reclassifications	$515	$1,249	$5,875	$(17,554)
Amounts reclassified from accumulated other comprehensive income	921	821	2,796	1,154
Income tax (expense) benefit on items recognized in accumulated other comprehensive income	(321)	(451)	(1,918)	3,654
Other comprehensive income (loss)	$1,115	$1,619	$6,753	$(12,746)

The above unrealized gains and losses are reflective of market interest rates as of the respective balance sheet dates. Generally, a lower interest rate environment will result in a negative impact to comprehensive income whereas a higher interest rate environment will result in a positive impact to comprehensive income.

The following tables summarize gross and net information about derivative instruments that are offset in the Consolidated Balance Sheets at September 30, 2021 and December 31, 2020:

	September 30, 2021
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets	$2,893	$—	$2,893	$—	$—	$2,893
(1) Includes accrued interest payable totaling $24 thousand.

	September 30, 2021
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivative Liabilities	$18,375	$—	$18,375	$—	$17,440	$935
(1) Includes accrued interest payable totaling $562 thousand.

	December 31, 2020
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets	$4,484	$—	$4,484	$—	$—	$4,484
(1) Includes accrued interest receivable totaling $40 thousand.

	December 31, 2020
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivative Liabilities	$28,673	$—	$28,673	$—	$28,205	$468
(1) Includes accrued interest payable totaling $662 thousand.

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

The carrying values, fair values and placement in the fair value hierarchy of the Company's financial instruments at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$169,417	$169,417	$169,417	$—	$—
Federal funds sold	8,097	8,097	8,097	—	—
Marketable equity securities	2,185	2,185	2,185	—	—
Available for sale securities	87,565	87,565	20,568	66,997	—
Held to maturity securities	16,107	18,360	—	57	18,303
Loans receivable, net	1,805,217	1,792,793	—	—	1,792,793
Accrued interest receivable	6,911	6,911	—	6,911	—
FHLB stock	3,632	3,632	—	3,632	—
Servicing asset, net of valuation allowance	813	813	—	—	813
Derivative asset	2,917	2,917	—	2,917	—
Assets held for sale	2,613	2,613	—	—	2,613

Financial Liabilities:
Noninterest bearing deposits	$338,705	$338,705	$—	$338,705	$—
NOW and money market	938,390	938,390	—	938,390	—
Savings	188,581	188,581	—	188,581	—
Time deposits	417,147	418,703	—	—	418,703
Accrued interest payable	933	933	—	933	—
Advances from the FHLB	80,000	79,998	—	—	79,998
Subordinated debentures	15,500	15,500	—	—	15,500
Servicing liability	13	13	—	—	13
Derivative liability	17,813	17,813	—	17,813	—

	December 31, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$405,340	$405,340	$405,340	$—	$—
Federal funds sold	4,258	4,258	4,258	—	—
Marketable equity securities	2,207	2,207	2,207	—	—
Available for sale securities	88,605	88,605	10,148	78,457	—
Held to maturity securities	16,078	20,032	—	70	19,962
Loans receivable, net	1,601,672	1,605,402	—	—	1,605,402
Accrued interest receivable	6,579	6,579	—	6,579	—
FHLB stock	7,860	7,860	—	7,860	—
Servicing asset, net of valuation allowance	628	628	—	—	628
Derivative asset	4,444	4,444	—	4,444	—
Assets held for sale	2,613	2,613	—	—	2,613

Financial Liabilities:
Noninterest bearing deposits	$270,235	$270,235	$—	$270,235	$—
NOW and money market	771,101	771,101	—	771,101	—
Savings	158,750	158,750	—	158,750	—
Time deposits	627,230	631,891	—	—	631,891
Accrued interest payable	1,750	1,750	—	1,750	—
Advances from the FHLB	175,000	174,997	—	—	174,997
Subordinated debentures	25,258	25,447	—	—	25,447
Servicing liability	21	21	—	—	21
Derivative liability	28,011	28,011	—	28,011	—
The following methods and assumptions were used by management in estimating the fair value of its financial instruments:

Cash and due from banks, federal funds sold, accrued interest receivable and accrued interest payable: The carrying amount is a reasonable estimate of fair value.

Marketable equity securities, available for sale securities and held to maturity securities: Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The majority of the available for sale securities are considered to be Level 2 as other observable inputs are utilized, such as quoted prices for similar securities. Level 1 investment securities include investments in U.S. treasury notes and in marketable equity securities for which a quoted price is readily available in the market. Level 3 held to maturity securities represent private placement municipal housing authority bonds for which no quoted market price is available. The fair value for these securities is estimated using a discounted cash flow model, using discount rates ranging from 3.3% to 4.7% as of September 30, 2021 and 2.9% to 3.3% as of December 31, 2020. These securities are CRA eligible investments.

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

Off-balance-sheet instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at September 30, 2021 and December 31, 2020.

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

Financial instruments measured at fair value on a recurring basis

The following table details the financial instruments carried at fair value on a recurring basis at September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the nine months ended September 30, 2021 and for the year ended December 31, 2020.

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
September 30, 2021:
Marketable equity securities	$2,185	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	20,568	52,925	—
Corporate bonds	—	14,072	—
Derivative asset	—	2,917	—
Derivative liability	—	17,813	—

December 31, 2020:
Marketable equity securities	$2,207	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	10,148	66,730	—
Corporate bonds	—	11,727	—
Derivative asset	—	4,444	—
Derivative liability	—	28,011	—

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

The following table details the financial instruments measured at fair value on a nonrecurring basis at September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
September 30, 2021:
Impaired loans	$—	$—	$47,162
Servicing asset, net	—	—	800

December 31, 2020:
Impaired loans	$—	$—	$42,661
Servicing asset, net	—	—	607
Assets held for sale	—	—	2,613

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at September 30, 2021 and December 31, 2020:

	Fair Value	Valuation Methodology	Unobservable Input	Range
	(Dollars in thousands)
September 30, 2021:
Impaired loans	$21,602	Appraisals	Discount to appraised value	8.00%
	25,560	Discounted cash flows	Discount rate	3.00 - 6.75%
	$47,162

Servicing asset, net	$800	Discounted cash flows	Discount rate	10.00%(1)
			Prepayment rate	3.00 - 17.00%
December 31, 2020:
Impaired loans	$20,703	Appraisals	Discount to appraised value	8.00 - 33.00%
	21,958	Discounted cash flows	Discount rate	3.00 - 12.00%
	$42,661

Servicing asset, net	$607	Discounted cash flows	Discount rate	10.00%(2)
			Prepayment rate	3.00 - 16.00%

Assets held for sale	$2,613	Sale & income approach	Adjustment to valuation and cost to sell	N/A
(1) Servicing liabilities totaling $13 thousand were valued using a discount rate of 0.4%.
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

13. Subordinated debentures

On August 19, 2015, the Company completed a private placement of $25.5 million in aggregate principal amount of fixed rate subordinated notes (the “2015 Notes”) to certain institutional investors. The 2015 Notes are non-callable for five years, have a stated maturity of August 15, 2025, and bear interest at a quarterly pay fixed rate of 5.75% per annum to the maturity date. The 2015 Notes became callable, in part or in whole, beginning August 2020. On May 15, 2021, the Company repaid $10.0 million of the 2015 Notes.

The 2015 Notes have been structured to qualify for the Company as Tier 2 capital under regulatory guidelines. The net proceeds were used for general corporate purposes, which included maintaining liquidity at the holding company, providing equity capital to the Bank to fund balance sheet growth and the Company's working capital needs. In the third quarter of 2021, the 2015 Notes investment grade rating of BBB- was reaffirmed by Kroll Bond Rating Agency.

The Company recognized $0.2 million and $0.4 million in interest expense related to its subordinated debt for the three month periods ended September 30, 2021 and 2020, respectively. The Company recognized $0.9 million and $1.1 million in interest expense related to its subordinated debt for the nine month periods ended September 30, 2021 and 2020, respectively.

14. Subsequent Events

On October 14, 2021, the Company entered into a Subordinated Note Purchase Agreement with an institutional accredited investor, pursuant to which the Company issued and sold 3.25% fixed-to-floating rate subordinated notes due 2031 (the “2021 Notes”) in the principal amount of $35.0 million. The Company intends to use the net proceeds from the sale of the 2021 Notes for general corporate purposes, including, but not limited to, the repayment of $15.5 million of outstanding subordinated notes.

On October 14, 2021, the Company issued a notice of redemption of the outstanding 2015 Notes. The notice calls for the redemption of the remaining $15.5 million aggregate principal amount of the 2015 Notes on November 15, 2021. The redemption price for the 2015 Notes is 100% of the principal amount redeemed, plus accrued and unpaid interest to, but not including, the redemption date.

On October 27, 2021, the Company’s Board of Directors declared an $0.18 per share cash dividend, payable on November 22, 2021 to shareholders of record on November 12, 2021. In addition, the Company's Board of Directors authorized the repurchase of an additional 200,000 shares under its existing share repurchase program.

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

General

Bankwell Financial Group, Inc. is a bank holding company headquartered in New Canaan, Connecticut. Through our wholly owned subsidiary, Bankwell Bank, or the Bank, we serve small and medium-sized businesses and retail customers. We have a history of building long-term customer relationships and attracting new customers through what we believe is our strong customer service and our ability to deliver a diverse product offering.

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

Executive Overview

We are focused on being the banking provider of choice and to serve as an alternative to our larger competitors. We aim to do this through:

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

Earnings and Performance Overview

For the three months ended September 30, 2021, we had net interest income of $17.7 million, an increase of $4.1 million or 30.2% when compared to the same period in 2020. For the nine months ended September 30, 2021, we had net interest income of $49.0 million, an increase of $8.4 million, or 20.8% when compared to the same period in 2020. The increase in net interest income for the three and nine months ended September 30, 2021 was primarily due to lower interest expense on deposits and an increase in interest and fees on loans due to loan growth when compared to the same periods in 2020.

Noninterest income increased $0.8 million to $1.4 million for the three months ended September 30, 2021 compared to the same period in 2020. Noninterest income increased $2.6 million to $4.8 million for the nine months ended September 30, 2021 compared to the same period in 2020. The increase in noninterest income was primarily a result of the resumption of loan sales.

In the fourth quarter of 2020, the Company recognized a $3.9 million one-time charge recorded in noninterest expense for office consolidation, vendor contract termination and employee severance costs. As of September 30, 2021, the Company has paid a total of $0.7 million in employee severance costs and a total of $1.1 million in vendor contract termination costs. Reference the 2020 Form 10-K for further discussion on these charges.

Net income available to common shareholders was $6.9 million, or $0.87 per diluted share, and $3.0 million, or $0.38 per diluted share, for the three months ended September 30, 2021 and 2020, respectively. Net income available to common shareholders was $18.8 million, or $2.37 per diluted share, and $5.6 million, or $0.71 per diluted share, for the nine months ended September 30, 2021 and 2020, respectively. The increase in net income was primarily impacted by the aforementioned increases in net interest income and noninterest income and a decrease in the provision for loan losses resulting from lower loan loss reserves in 2021 when compared to 2020, which saw a large increase in reserves due to the COVID-19 pandemic.

Returns on average stockholders' equity and average assets for the three months ended September 30, 2021 were 14.09% and 1.22%, respectively, compared to 6.87% and 0.55%, respectively, for the three months ended September 30, 2020. Returns on average stockholders' equity and average assets for the nine months ended September 30, 2021 were 13.29% and 1.12%, respectively, compared to 4.23% and 0.36%, respectively, for the nine months ended September 30, 2020.

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

FTE net interest income for the three months ended September 30, 2021 and 2020 was $17.8 million and $13.7 million, respectively. FTE net interest income for the nine months ended September 30, 2021 and 2020 was $49.1 million and $40.7 million, respectively.

FTE interest income for the three months ended September 30, 2021 increased by $1.7 million, or 8.9%, to $20.7 million, compared to FTE interest income for the three months ended September 30, 2020. FTE interest income for the nine months ended September 30, 2021 increased by $1.1 million, or 1.9%, to $59.6 million, compared to FTE interest income for the nine months ended September 30, 2020. This increase was due to commercial real estate and commercial business loan growth.

Interest expense for the three months ended September 30, 2021 decreased by $2.4 million, or 45.6%, compared to interest expense for the three months ended September 30, 2020. Interest expense for the nine months ended September 30, 2021 decreased by $7.3 million, or 40.9%, compared to interest expense for the nine months ended September 30, 2020. This decrease is due to lower interest rates on deposits.

The net interest margin increased by 72 basis points to 3.39% for the three months ended September 30, 2021, compared to the three months ended September 30, 2020 and the net interest margin increased by 27 basis points to 3.08% for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase in net interest margin was primarily due to lower interest expense on deposits and a greater percentage of noninterest bearing deposits. In addition, the net interest margin for the three months ended September 30, 2021 was positively impacted by a reduction in excess liquidity when compared to the three months ended September 30, 2020.

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

The following tables present the average balances and yields earned on interest earning assets and average balances and weighted average rates paid on our funding liabilities for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	2021			2020

(Dollars in thousands)	Average Balance	Interest	Yield / Rate (4)	Average Balance	Interest	Yield / Rate (4)
Assets:
Cash and Fed funds sold	$209,500	$88	0.17%	$312,078	$96	0.12%
Securities (1)	105,030	766	2.92	96,448	776	3.22
Loans:
Commercial real estate	1,270,375	14,345	4.42	1,087,765	12,570	4.52
Residential real estate	95,100	809	3.40	125,069	1,097	3.51
Construction	88,728	845	3.73	94,984	1,029	4.24
Commercial business	314,484	3,707	4.61	322,066	3,329	4.04
Consumer	8,870	89	3.99	121	2	7.37
Total loans	1,777,557	19,795	4.36	1,630,005	18,027	4.33
Federal Home Loan Bank stock	3,133	16	2.04	7,835	77	3.91
Total earning assets	2,095,220	$20,665	3.86%	2,046,366	$18,976	3.63%
Other assets	131,670			132,617
Total assets	$2,226,890			$2,178,983

Liabilities and shareholders' equity:
Interest bearing liabilities:
NOW	$111,813	$51	0.18%	$87,890	$40	0.18%
Money market	824,203	1,053	0.51	517,638	859	0.66
Savings	182,848	96	0.21	163,135	237	0.58
Time	448,218	1,187	1.05	757,176	2,968	1.56
Total interest bearing deposits	1,567,082	2,387	0.60	1,525,839	4,104	1.07
Borrowed money	72,960	503	2.70	200,237	1,210	2.36
Total interest bearing liabilities	1,640,042	$2,890	0.70%	1,726,076	$5,314	1.22%
Noninterest bearing deposits	341,303			226,473
Other liabilities	52,552			53,272
Total Liabilities	2,033,897			2,005,821
Shareholders' equity	192,993			173,162

Total liabilities and shareholders' equity	$2,226,890			$2,178,983
Net interest income (2)		$17,775			$13,662
Interest rate spread			3.16%			2.41%
Net interest margin (3)			3.39%			2.67%
(1)Average balances and yields for securities are based on amortized cost.
(2)The adjustment for securities and loans taxable equivalency amounted to $51 thousand and $54 thousand for the three months ended September 30, 2021 and 2020, respectively.
(3)Annualized net interest income as a percentage of earning assets.
(4)Yields are calculated using the contractual day count convention for each respective product type.

	Nine Months Ended September 30,
	2021			2020

(Dollars in thousands)	Average Balance	Interest	Yield / Rate (4)	Average Balance	Interest	Yield / Rate (4)
Assets:
Cash and Fed funds sold	$315,102	$286	0.12%	$207,058	$468	0.30%
Securities (1)	103,192	2,315	2.99	96,761	2,289	3.15
Loans:
Commercial real estate	1,188,049	40,802	4.53	1,094,956	38,460	4.61
Residential real estate	104,320	2,669	3.41	134,369	3,636	3.61
Construction	97,828	2,769	3.73	98,539	3,350	4.47
Commercial business	302,019	10,495	4.58	289,959	10,017	4.54
Consumer	7,601	226	3.97	130	8	8.15
Total loans	1,699,817	56,961	4.42	1,617,953	55,471	4.50
Federal Home Loan Bank stock	4,608	72	2.09	7,547	272	4.81
Total earning assets	2,122,719	$59,634	3.70%	1,929,319	$58,500	3.98%
Other assets	119,098			125,957
Total assets	$2,241,817			$2,055,276

Liabilities and shareholders' equity:
Interest bearing liabilities:
NOW	$110,637	$148	0.18%	$76,661	$99	0.17%
Money market	781,178	2,944	0.50	473,485	3,213	0.91
Savings	170,749	313	0.24	170,262	1,204	0.94
Time	532,278	4,840	1.22	721,051	10,107	1.87
Total interest bearing deposits	1,594,842	8,245	0.69	1,441,459	14,623	1.36
Borrowed money	108,737	2,280	2.77	187,177	3,187	2.24
Total interest bearing liabilities	1,703,579	$10,525	0.83%	1,628,636	$17,810	1.46%
Noninterest bearing deposits	303,421			201,384
Other liabilities	46,023			49,418
Total Liabilities	2,053,023			1,879,438
Shareholders' equity	188,794			175,838

Total liabilities and shareholders' equity	$2,241,817			$2,055,276
Net interest income (2)		$49,109			$40,690
Interest rate spread			2.87%			2.52%
Net interest margin (3)			3.08%			2.81%
(1)Average balances and yields for securities are based on amortized cost.
(2)The adjustment for securities and loans taxable equivalency amounted to $151 thousand and $159 thousand for the nine months ended September 30, 2021 and 2020, respectively.
(3)Annualized net interest income as a percentage of earning assets.
(4)Yields are calculated using the contractual day count convention for each respective product type.

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

	Three Months Ended September 30, 2021 vs 2020 Increase (Decrease)			Nine Months Ended September 30, 2021 vs 2020 Increase (Decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Cash and Fed funds sold	$(37)	$29	$(8)	$176	$(358)	$(182)
Securities	66	(76)	(10)	148	(122)	26
Loans:
Commercial real estate	2,067	(292)	1,775	3,220	(878)	2,342
Residential real estate	(256)	(32)	(288)	(777)	(190)	(967)
Construction	(65)	(119)	(184)	(24)	(557)	(581)
Commercial business	(80)	458	378	420	58	478
Consumer	88	(1)	87	224	(6)	218
Total loans	1,754	14	1,768	3,063	(1,573)	1,490
Federal Home Loan Bank stock	(34)	(27)	(61)	(82)	(118)	(200)
Total change in interest and dividend income	1,749	(60)	1,689	3,305	(2,171)	1,134
Interest expense:
Deposits:
NOW	11	—	11	46	3	49
Money market	423	(229)	194	1,537	(1,806)	(269)
Savings	26	(167)	(141)	3	(894)	(891)
Time	(991)	(790)	(1,781)	(2,250)	(3,017)	(5,267)
Total deposits	(531)	(1,186)	(1,717)	(664)	(5,714)	(6,378)
Borrowed money	(857)	150	(707)	(1,534)	627	(907)
Total change in interest expense	(1,388)	(1,036)	(2,424)	(2,198)	(5,087)	(7,285)
Change in net interest income	$3,137	$976	$4,113	$5,503	$2,916	$8,419

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

The provision for loan losses for the three months ended September 30, 2021 was $0.1 million compared to a provision for loan losses of $0.7 million for the three months ended September 30, 2020. The credit for loan losses for the nine months ended September 30, 2021 was $0.2 million compared to a provision for loan losses of $6.9 million for the nine months ended September 30, 2020. The decrease in the provision for loan losses for the three and nine months ended September 30, 2021 was driven by lower loan loss reserves in 2021 when compared to 2020, which saw a large increase in reserves due to the COVID-19 pandemic.

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of fees generated from deposit relationships with our customers, fees generated from sales and referrals of loans, income earned on bank-owned life insurance and gains on sales of investment securities.

The following tables compare noninterest income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Change
(Dollars in thousands)	2021	2020	$	%
Gains and fees from sales of loans	$924	$27	$897	3,322.2%
Bank-owned life insurance	271	242	29	12.0
Service charges and fees	199	190	9	4.7
Gain on sale of other real estate owned, net	—	19	(19)	(100.0)
Other	43	136	(93)	(68.4)
Total noninterest income	$1,437	$614	$823	134.0%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2021	2020	$	%
Gains and fees from sales of loans	$2,251	$27	$2,224	8,237.0%
Bank-owned life insurance	753	726	27	3.7
Service charges and fees	615	578	37	6.4
Gain on sale of other real estate owned, net	—	19	(19)	(100.0)
Other	1,213	913	300	32.9
Total noninterest income	$4,832	$2,263	$2,569	113.5%

Noninterest income increased by $0.8 million to $1.4 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Noninterest income increased by $2.6 million to $4.8 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

The increase in noninterest income was driven by resumed loan sales, totaling $0.9 million and $2.3 million for the three and nine months ended September 30, 2021, respectively. In addition, the increase in noninterest income for the nine months ended September 30, 2021 was impacted by a one-time federal payroll tax credit for COVID-19 of $0.9 million, partially offset by $0.4 million of non-recurring interest rate swap fees recognized during the nine months ended September 30, 2020.

Noninterest Expense

The following tables compare noninterest expense for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Change
(Dollars in thousands)	2021	2020	$	%
Salaries and employee benefits	$4,782	$5,295	$(513)	(9.7)%
Occupancy and equipment	2,615	2,266	349	15.4
Data processing	632	529	103	19.5
Professional services	498	374	124	33.2
Director fees	324	301	23	7.6
FDIC insurance	298	176	122	69.3
Marketing	186	151	35	23.2
Other	1,035	637	398	62.5
Total noninterest expense	$10,370	$9,729	$641	6.6%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2021	2020	$	%
Salaries and employee benefits	$13,511	$15,902	$(2,391)	(15.0)%
Occupancy and equipment	8,271	6,410	1,861	29.0
Data processing	1,977	1,558	419	26.9
Professional services	1,632	1,519	113	7.4
FDIC insurance	1,001	529	472	89.2
Director fees	968	883	85	9.6
Marketing	317	512	(195)	(38.1)
Other	2,383	1,797	586	32.6
Total noninterest expense	$30,060	$29,110	$950	3.3%

Noninterest expense increased by $0.6 million to $10.4 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in noninterest expense was primarily driven by an increase in occupancy and equipment expense and other expense, partially offset by a decrease in salaries and employee benefits expense.

Noninterest expense increased by $1.0 million to $30.1 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in noninterest expense was primarily driven by an increase in occupancy and equipment expense, data processing expense, FDIC insurance expense and other expense, partially offset by a decrease in salaries and employee benefits expense.

Occupancy and equipment expense totaled $2.6 million for the quarter ended September 30, 2021, an increase of $0.3 million when compared to the same period in 2020. Occupancy and equipment expense totaled $8.3 million for the nine months ended September 30, 2021, an increase of $1.9 million when compared to the same period in 2020. The increase in occupancy and equipment expense was primarily due to additional one-time charges associated with office consolidation activity (previously disclosed in the fourth quarter of 2020) and an increase in lease expense resulting from the commencement of the lease on the Company's new headquarters building.

Data processing expense totaled $2.0 million for the nine months ended September 30, 2021, an increase of $0.4 million when compared to the same period in 2020. The increase in data processing expense was primarily due to $0.4 million in costs associated with the conversion to a new online banking system implemented in the second quarter of 2021.

FDIC insurance expense totaled $1.0 million for the nine months ended September 30, 2021, an increase of $0.5 million when compared to the same period in 2020. The increase in FDIC insurance expense was due to the absence of available FDIC insurance credits recognized in the first quarter of 2020 and elevated expense due to liquidity driven balance sheet growth in the first half 2021.

Salaries and employee benefits expense totaled $4.8 million for the quarter ended September 30, 2021, a decrease of $0.5 million when compared to the same period in 2020. Salaries and employee benefits expense totaled $13.5 million for the nine months ended September 30, 2021, a decrease of $2.4 million when compared to the same period in 2020. The decrease in salaries and employee benefits expense was primarily driven by a decrease in full time equivalent employees as a direct result of the Voluntary Early Retirement Incentive Plan offered to eligible employees and other employee actions taken during the fourth quarter of 2020. Full time equivalent employees totaled 134 at September 30, 2021 compared to 142 for the same period in 2020. Average full time equivalent employees totaled 127 for the nine months ended September 30, 2021 compared to 151 for the same period in 2020. In addition, salaries and employee benefits expense also benefited by one-time deferrals of $0.6 million for the nine months ended September 30, 2021 in costs associated with a new online banking and other systems.

Income Taxes

Income tax expense for the three months ended September 30, 2021 and 2020 totaled $1.8 million and $0.8 million, respectively. The effective tax rates for the three months ended September 30, 2021 and 2020 were 20.8% and 20.9%, respectively. Income tax expense for the nine months ended September 30, 2021 and 2020 totaled $5.1 million and $1.2 million, respectively. The effective tax rates for the nine months ended September 30, 2021 and 2020 were 21.5% and 18.0%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2021 was primarily attributable to the absence of a discrete benefit recognized in the first quarter of 2020, and to a lesser extent, other permanent differences. The impact of these items on the effective tax rate varies with changes in pre-tax income.

Financial Condition

Summary

At September 30, 2021 total assets were $2.2 billion, a $27.1 million decrease, or 1.2%, compared to December 31, 2020. The change in assets remained relatively flat as the decrease in excess liquidity was offset by an increase in loans. Gross loans totaled $1.8 billion at September 30, 2021, an increase of $198.9 million compared to December 31, 2020. Excluding PPP loans, gross loans increased by $232.1 million at September 30, 2021 when compared to December 31, 2020. Deposits totaled $1.9 billion at September 30, 2021, compared to $1.8 billion at December 31, 2020.

Total shareholders’ equity at September 30, 2021 and December 31, 2020 was $196.2 million and $176.6 million, respectively. The increase in shareholders' equity was primarily driven by (i) net income of $18.8 million for the nine months ended September 30, 2021 and (ii) a $6.2 million favorable impact to accumulated other comprehensive income driven by fair value marks related to hedge positions involving interest rate swaps. The Company's interest rate swaps are used to hedge interest rate risk. The Company's current interest rate swap positions will cause a decrease to other comprehensive income in a falling interest rate environment and an increase in a rising interest rate environment. The increase in shareholders’ equity was partially offset by dividends paid of $3.6 million and common stock repurchases of $3.2 million.

Loan Portfolio

We originate commercial real estate loans, including construction loans, commercial business loans and other consumer loans. Our loan portfolio is the largest category of our earning assets.

Total loans before deferred loan fees and the allowance for loan losses were $1.82 billion at September 30, 2021 and $1.63 billion at December 31, 2020. Total gross loans increased $198.9 million as of September 30, 2021 compared to the year ended December 31, 2020.

The following table compares the composition of our loan portfolio for the dates indicated:

(In thousands)	At September 30, 2021	At December 31, 2020	Change
Real estate loans:
Residential	$90,110	$113,557	$(23,447)
Commercial	1,337,896	1,148,383	189,513
Construction	94,665	87,007	7,658
	1,522,671	1,348,947	173,724
Commercial business	292,825	276,601	16,224
Consumer	9,050	79	8,971
Total loans	$1,824,546	$1,625,627	$198,919
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

Nonperforming assets. Nonperforming assets include nonaccrual loans and property acquired through foreclosures or repossession. The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(In thousands)	At September 30, 2021	At December 31, 2020
Nonaccrual loans:
Real estate loans:
Residential	$1,849	$1,492
Commercial	16,314	21,093
Commercial business	1,754	1,834
Construction	8,997	8,997
Total nonaccrual loans	28,914	33,416
Other real estate owned	—	—
Total nonperforming assets	$28,914	$33,416

Nonperforming assets to total assets	1.30%	1.48%
Nonaccrual loans to total gross loans	1.58%	2.06%
Total past due loans to total gross loans	1.69%	0.93%

Nonperforming assets totaled $28.9 million and represented 1.30% of total assets at September 30, 2021, compared to $33.4 million and 1.48% of total assets at December 31, 2020. Nonaccrual loans totaled $28.9 million at September 30, 2021 and $33.4 million at December 31, 2020. The decrease in nonaccrual loans was partially a result of charge-offs primarily consisting of previously reserved commercial real estate exposure. The Bank continues work-out activity on its nonaccrual loan population. There was no other real estate owned at September 30, 2021 or December 31, 2020.
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

The following table presents the activity in our allowance for loan losses and related ratios for the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Balance at beginning of period	$16,672	$19,662	$21,009	$13,509
Charge-offs:
Commercial real estate	—	—	(3,977)	—
Commercial business	—	—	(51)	(7)
Consumer	(15)	(4)	(33)	(29)
Total charge-offs	(15)	(4)	(4,061)	(36)
Recoveries:
Commercial business	11	—	27	1
Consumer	1	2	10	2
Total recoveries	12	2	37	3
Net charge-offs	(3)	(2)	(4,024)	(33)
Provision (credit) charged to earnings	134	712	(182)	6,896
Balance at end of period	$16,803	$20,372	$16,803	$20,372
Net charge-offs to average loans	—%	—%	0.24%	—%
Allowance for loan losses to total gross loans	0.92%	1.25%	0.92%	1.25%

At September 30, 2021, our allowance for loan losses was $16.8 million and represented 0.92% of total gross loans, compared to $21.0 million, or 1.29% of total gross loans, at December 31, 2020.

The following table presents the allocation of the allowance for loan losses and the percentage of these loans to total loans for the dates indicated:

	At September 30, 2021		At December 31, 2020
(Dollars in thousands)	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
Residential real estate	$476	4.94%	$610	6.99%
Commercial real estate	13,246	73.33	16,425	70.64
Construction	142	5.19	221	5.35
Commercial business	2,903	16.05	3,753	17.02
Consumer	36	0.49	—	—
Total allowance for loan losses	$16,803	100.00%	$21,009	100.00%

The allocation of the allowance for loan losses at September 30, 2021 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the allowance for loan losses at September 30, 2021 is appropriate to cover probable losses.

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

Investment Securities

At September 30, 2021, the carrying value of our investment securities portfolio totaled $105.9 million and represented 4.8% of total assets, compared to $106.9 million, or 4.7% of total assets, at December 31, 2020.

The net unrealized gain position on our investment portfolio at September 30, 2021 was $5.0 million and included gross unrealized losses of $0.4 million. The net unrealized gain position on our investment portfolio at December 31, 2020 was $7.5 million and included no gross unrealized losses.

Deposit Activities and Other Sources of Funds

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest bearing demand	$338,705	17.99%	$270,235	14.79%
NOW	103,180	5.48	101,737	5.57
Money market	835,210	44.36	669,364	36.63
Savings	188,581	10.02	158,750	8.69
Time	417,147	22.15	627,230	34.32
Total deposits	$1,882,823	100.00%	$1,827,316	100.00%

Total deposits were $1.9 billion at September 30, 2021, an increase of $55.5 million, from the balance at December 31, 2020.

Brokered certificates of deposits totaled $200.1 million at September 30, 2021 and $238.9 million at December 31, 2020. There were no certificates of deposits from national listing services at September 30, 2021. Certificates of deposits from national listing services totaled $18.4 million at December 31, 2020. Brokered money market accounts totaled $104.0 million at September 30, 2021 and $13.5 million at December 31, 2020. Brokered deposits represent brokered certificates of deposit, brokered money market accounts, one way buy Certificate of Deposit Account Registry Service (CDARS), and one way buy Insured Cash Sweep (ICS).

At September 30, 2021 and December 31, 2020, time deposits with a denomination of $100 thousand or more, including CDARS and brokered deposits, totaled $348.3 million and $519.8 million, respectively, maturing during the periods indicated in the table below:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Maturing:
Within 3 months	$92,640	$141,784
After 3 but within 6 months	28,059	67,064
After 6 months but within 1 year	35,142	118,880
After 1 year	192,430	192,051
Total	$348,271	$519,779

We utilize advances from the Federal Home Loan Bank of Boston, or FHLB, as part of our overall funding strategy and to meet short-term liquidity needs, and to a lesser degree, manage interest rate risk arising from the difference in asset and liability maturities. Total FHLB advances were $80.0 million and $175.0 million at September 30, 2021 and December 31, 2020, respectively. The decrease of $95.0 million, or 54.3%, primarily reflects the substitution of lower cost brokered deposits in lieu of FHLB advances totaling $75.0 million and a permanent reduction in wholesale funding totaling $20.0 million.

The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At September 30, 2021, the Bank had pledged $719.1 million of eligible loans as collateral to support borrowing capacity at the FHLB of Boston. As of September 30, 2021, the Bank had immediate availability to borrow an additional $359.2 million based on qualified collateral.

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

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of September 30, 2021, the Company had cash and cash equivalents of $177.5 million and available-for-sale securities of $87.6 million. At September 30, 2021, outstanding commitments to originate loans totaled $137.0 million and undisbursed funds from approved lines of credit, home equity lines of credit and secured commercial lines of credit totaled $268.3 million.

Capital Resources

Shareholders’ equity totaled $196.2 million as of September 30, 2021, an increase of $19.6 million compared to December 31, 2020, primarily a result of (i) net income of $18.8 million for the nine months ended September 30, 2021 and (ii) a $6.2 million favorable impact to accumulated other comprehensive income driven by fair value marks related to hedge positions involving interest rate swaps. The Company's interest rate swaps are used to hedge interest rate risk. The Company's current interest rate swap positions will cause a decrease to other comprehensive income in a falling interest rate environment and an increase in a rising interest rate environment. The increase in Shareholders’ equity was partially offset by dividends paid of $3.6 million and common stock repurchases of $3.2 million. As of September 30, 2021, the tangible common equity ratio and tangible book value per share were 8.70% and $25.25, respectively.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At September 30, 2021, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At September 30, 2021, the Bank’s ratio of Common Equity Tier 1 capital to risk-weighted assets was 10.59%, total capital to risk-weighted assets was 11.44%, Tier 1 capital to risk-weighted assets was 10.59% and Tier 1 capital to average assets was 9.61%.

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

We use two sets of standard scenarios to measure net interest income at risk. For the Parallel Ramp Scenarios, rate changes are ramped over a twelve-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Parallel Shock Scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Simulation analysis involves projecting a future balance sheet structure and interest income and expense under the various rate scenarios. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than: 6% for a 100 basis point shift; 12% for a 200 basis point shift; and 18% for a 300 basis point shift. Per Company policy, the Bank should not be outside these limits for twelve consecutive months unless the Bank's forecasted capital ratios are considered to be "well capitalized". As of September 30, 2021, the Bank has met all minimum regulatory capital requirements to be considered "well capitalized" (reference footnote 7 to the consolidated financial statements for more detail).

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning September 30, 2021 and December 31, 2020:

Parallel Ramp	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	September 30, 2021	December 31, 2020
-100	(0.80)%	0.20%
+200	(3.40)	(1.40)

Parallel Shock	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	September 30, 2021	December 31, 2020
-100	(1.50)%	(0.30)%
+100	(2.60)	(1.00)
+200	(4.80)	(1.70)
+300	(6.40)	(2.00)

The net interest income at risk simulation results indicate that, as of September 30, 2021, we remain liability sensitive. The liability sensitivity is due to the fact that there are more liabilities than assets subject to repricing as market rates change.

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

The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:

	Estimated Percent Change in Economic Value of Equity ("EVE")
Rate Changes (basis points)	September 30, 2021	December 31, 2020
-100	(25.20)%	(47.30)%
+100	2.40	9.30
+200	2.20	13.80
+300	2.70	18.40

While ALCO reviews and updates simulation assumptions and also periodically back-tests the simulation results to ensure that the assumptions are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk or future net interest margin. Over time, the repricing, maturity and prepayment characteristics of financial instruments and the composition of our balance sheet may change to a different degree than estimated. ALCO recognizes that deposit balances could shift into higher yielding alternatives as market rates change. ALCO has modeled increased costs of deposits in the rising rate simulation scenarios presented above. In the minus 100 scenario above, the change in EVE of (25.2)% is outside of policy parameters, however, the Bank continues to be well-capitalized. The result of this simulation was discussed with the ALCO and the Company has decided to not take any further action at this time as this scenario is deemed unlikely in the current interest rate environment.

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

(b) Change in internal controls:

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table includes information with respect to repurchases of the Company’s Common Stock during the three-month period ended September 30, 2021 under the Company’s share repurchase program.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2021 - July 31, 2021	52,277	$27.26	52,277	175,901
August 1, 2021 - August 31, 2021	—	—	—	175,901
September 1, 2021 - September 30, 2021	—	—	—	175,901
Total	52,277	$27.26	52,277	175,901

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

31.1	Certification of Christopher R. Gruseke pursuant to Rule 13a-14(a)

31.2	Certification of Penko Ivanov pursuant to Rule 13a-14(a)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Bankwell Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatting in Inline XBRL and contained in Exhibit 101)
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankwell Financial Group, Inc.
Date: November 8, 2021	/s/ Christopher R. Gruseke
Christopher R. Gruseke
President and Chief Executive Officer

Date: November 8, 2021	/s/ Penko Ivanov
Penko Ivanov
Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)