Form 10-K
period 2021-12-31
Bankwell Financial Group, Inc.
filed 2022-03-08
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2021 based on the closing price of the common stock as reported on the NASDAQ Global Market: $160,203,817.

As of February 28, 2022, there were 7,867,590 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders, expected to be filed pursuant to Regulation 14A within 120 days after the end of the 2021 fiscal year, are incorporated by reference into Part III of this report on form 10-K.

Bankwell Financial Group, Inc.
Form 10-K

BANKWELL FINANCIAL GROUP, INC.
FORM 10-K

PART 1

Item 1.    Business

Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These statements are often, but not always, made with the words or phrases such as “may,” “should,” “believe,” “likely result in,” “expect,” “would,” “intend,” “could,” “predict,” “potential,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “plan,” “projection,” and “outlook” or the negative version of those words or other similar words of a forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these forward-looking statements. Important factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, but are not limited to, those disclosed under “Risk Factors” in Part I Item 1A as well as the following factors:
•The length, severity, magnitude, and duration of the COVID-19 pandemic (including the outbreak of COVID-19 variants) and the direct and indirect impact of such pandemic, including its impact on the Company’s financial condition and business operations;
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

General
Bankwell Financial Group, Inc. (the "Parent Corporation") is a bank holding company, headquartered in New Canaan, Connecticut and offers a broad range of financial services through its banking subsidiary, Bankwell Bank (the "Bank" and, collectively with the Parent Corporation and the Parent Corporation's subsidiaries, "we", "our", "us", or the "Company"), a Connecticut state chartered non-member bank founded in 2002. The Bank provides a wide range of services to customers in our primary market, an area encompassing approximately a 100 mile radius around our branch network. In addition, the Bank pursues certain types of commercial lending opportunities outside our primary market, particularly where we have strong relationships. The Bank operates branches in New Canaan, Stamford, Fairfield, Wilton, Westport, Darien, Norwalk, and Hamden, Connecticut. As of December 31, 2021, on a consolidated basis, we had total assets of approximately $2.5 billion, net loans of approximately $1.9 billion, total deposits of approximately $2.1 billion, and shareholders’ equity of approximately $202.0 million.
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
With the efforts of our strong management team, we continued our growth and maintained a strong track record of performance. From December 31, 2017 through December 31, 2021, our total assets grew from $1.8 billion to approximately $2.5 billion; our gross loans outstanding grew from $1.5 billion to $1.9 billion and our deposits grew from $1.4 billion to approximately $2.1 billion. We believe this growth was driven by our ability to provide superior service to our customers and our financial stability.
Business Strategy
We are focused on being the banking provider of choice in our highly attractive market areas through:
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
Our Competitive Strengths
We believe that we are especially well-positioned to create value for our shareholders as a result of the following competitive strengths:
•Our Market.   Our current market is defined as an area encompassing approximately a 100 mile radius around our branch network. This market area includes numerous affluent suburban communities of professionals who work and commute into New York City, approximately 50 miles from our headquarters, and many small to mid-sized businesses which support these communities. Fairfield County is the wealthiest county in Connecticut based on median household income according to estimates from the United States Census Bureau. We believe that this market has economic and competitive dynamics that are favorable to executing our growth strategy.
•Experienced and Respected Management Team with a Proven and Successful Track Record.   Our executive management team is comprised of seasoned professionals with significant banking experience, a history of high performance at financial institutions and success in identifying, acquiring and integrating financial institutions. Our executive management team includes Christopher R. Gruseke, President and Chief Executive Officer (since 2015), Christine A. Chivily, Executive Vice President, Chief Risk and Credit Officer (since 2013), Penko Ivanov, Executive Vice President, Chief Financial Officer (since 2016), Laura Waitz, Executive Vice President, Chief Operating Officer (since 2017), and Matthew McNeill, Executive Vice President, Chief Banking Officer (since 2020).
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
•Strong Capital Position.   At December 31, 2021, we had a 8.13% tangible common equity ratio, and the Bank had a 9.94% tier 1 leverage ratio, an 11.18% tier 1 risk-based ratio, and a 12.00% total capital to risk-weighted assets ratio. We believe that our ability to attract and generate capital has facilitated our growth and is an integral component to the execution of our business plan.
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
Human Capital Resources
At December 31, 2021, we employed a total of 124 full-time equivalent employees in Connecticut. It is through our team, and their ties to the communities, that we are able to dutifully support the communities we serve. Working within, and giving back to, our local partners is the hallmark of a true community bank, and we believe that the strength and commitment of our workforce to our communities is what sets us apart from other banks. We have long been committed to comprehensive and competitive compensation and benefits programs as we recognize that we operate in intensely competitive environments for talent.
We invest in our employees’ future by sponsoring and prioritizing continued education throughout the Company’s employee ranks. All of our employees are able to participate in regular educational seminars run by outside parties, including but not limited to regulatory agencies and the American Bankers Association. The Bank also participates in the American Bankers Association, Stonier School of Banking.
In order to develop a workforce that aligns with our corporate values, we regularly sponsor local community events so that our employees can better integrate themselves in our communities. We believe that our employees’ well-being and professional development is fostered by our outreach to the communities we serve. Our employees’ desire for active community involvement enables us to sponsor numerous local community events and initiatives.
The Company is committed to the overall well-being of our team members. In the COVID-19 pandemic, we worked to implement state and local directives regarding public health. We provided for remote working where possible. We continue to monitor the COVID-19 pandemic including both federal and state guidance, making adjustments as necessary to support employees and our clients.
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
We emphasize personalized banking services and the advantage of local decision-making in our banking businesses, and this emphasis has been well received by the public in our market area. We derive a majority of our business from our local market area.
Lending Activities
General.   Our primary lending focus is to serve commercial and middle-market businesses and not-for-profit organizations with a variety of financial products and services, while maintaining strong and disciplined credit policies and procedures. We offer a wide array of commercial lending products to serve the needs of our customers. Commercial lending products include owner-occupied commercial real estate loans, commercial real estate investment loans, commercial loans (such as business term loans, equipment financing and lines of credit) to small and medium-sized businesses and real estate construction and development loans. We focus our lending activities on loans that we originate to borrowers located in our market or with whom the Bank’s senior management has long-standing relationships. We have established an informal, internal lending limit to one relationship of up to 40% of unimpaired capital and allowance for loan losses, if secured by commercial real estate. A relationship in this instance is defined as loans made to different entities but with a shared borrower principal(s). For individual loans and loans dependent on the operation of a business, limits are set so as not to exceed the statutory maximum of 15% of unimpaired capital and allowance for loan losses.
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
Total loans before deferred loan fees and the allowance for loan losses were $1.9 billion at December 31, 2021. The following table summarizes the composition of our loan portfolio for the dates indicated.

	At December 31,
	2021	2020	2019	2018	2017
	(In thousands)
Real estate loans:
Residential	$79,987	$113,557	$147,109	$178,079	$193,524
Commercial	1,356,709	1,148,383	1,128,614	1,094,066	987,242
Construction	98,341	87,007	98,583	73,191	101,636
	1,535,037	1,348,947	1,374,306	1,345,336	1,282,402
Commercial business	350,975	276,601	230,028	258,978	259,995
Consumer	8,869	79	150	412	619
Total loans	$1,894,881	$1,625,627	$1,604,484	$1,604,726	$1,543,016

	At December 31,
	Percent of Loan Portfolio
	2021	2020	2019	2018	2017

Real estate loans:
Residential	4.22%	6.99%	9.17%	11.10%	12.54%
Commercial	71.60	70.64	70.34	68.18	63.98
Construction	5.19	5.35	6.14	4.56	6.59
	81.01	82.98	85.65	83.84	83.11
Commercial business	18.52	17.02	14.34	16.14	16.85
Consumer	0.47	—	0.01	0.02	0.04
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

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
Commercial Business loans. We offer a wide range of commercial loans, including business term loans, equipment financing and lines of credit. Our target commercial loan market is small to medium-sized businesses, including retail and professional establishments. The terms of these loans vary by purpose and by type of underlying collateral. The commercial loans primarily are underwritten on the basis of the borrower’s ability to service the loan from cash flow. We make loans secured by accounts receivable or inventory, principal typically is repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is fully or partially amortized during the loan term with any balloon amount due at maturity. The quality of the commercial borrower’s management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower’s creditworthiness. From time-to-time, we also make equipment loans with conservative margins, generally for a term of ten years or less, supported by the useful life of the equipment, at fixed or variable rates, with the loan fully amortizing over the term. Loans to support working capital typically have terms not exceeding two years and usually are secured by accounts receivable, inventory and/or personal guarantees of the principals of the business and at times by the commercial real estate of the borrower. This segment also includes Paycheck Protection Program ("PPP") loans made under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") to small businesses impacted by COVID-19, to cover payroll and other operating expenses. Loans extended under the PPP are fully guaranteed by the U.S. Small Business Administration ("SBA"). Risks associated with our commercial loan portfolio include those related to the strength of the borrower’s business, which may be affected not only by local, regional and national market conditions, but also changes in the borrower’s management and other factors beyond the borrower’s control; those related to fluctuations in value of any collateral securing the loan; and those related to terms of the commercial loan, which may include balloon payments that must be refinanced or paid off at the end of the term of the loan. Our commercial loan portfolio presents a higher risk than our consumer real estate and consumer loan portfolios.
Consumer loans. As of December 31, 2021, our consumer loans represented less than 1% of our total loan portfolio. While consumer loans may not remain below 1% of our portfolio, we do not expect our consumer loans to become a material component of our loan portfolio in the near future. Although we do not engage in any material amount of consumer lending, our consumer loans, which are underwritten primarily based on the borrower’s financial condition and, contain both secured and unsecured credits, subject us to risk based on changes in the borrower’s financial condition, which could be affected by numerous factors, including those discussed above.
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
Credit concentrations.   In connection with the management of our credit portfolio, we actively manage the composition of our loan portfolio, including credit concentrations. We monitor borrower and loan product concentrations continuously and review with senior management and the Board on at least a quarterly basis. Loan product concentrations are reviewed annually in conjunction with the portfolio’s credit quality and the business plan for the coming year. All concentrations are monitored by our Chief Risk and Credit Officer and our Directors' Loan Committee. We have also established an informal, internal lending limit to one relationship of up to 40% of unimpaired capital and allowance for loan losses, if secured by commercial real estate. A relationship in this instance is defined as loans made to different entities but with a shared borrower principal(s). For individual loans and loans dependent on the operation of a business, limits are set so as not to exceed the statutory maximum of

15% of unimpaired capital and allowance for loan losses. Our top 20 borrowing relationships range in exposure from $19.8 million to $93.3 million and are monitored on an on-going basis.
Loan approval process.   We seek to achieve an appropriate balance between prudent and disciplined underwriting on the one hand and flexibility in our decision-making and responsiveness to our customers on the other hand. Our credit approval policies have a tiered approval process, with larger exposures referred to different levels of management and the Directors’ Loan Committee, as appropriate, based on the size and type of the loan. Smaller exposures are approved under a three-signature system. Loans with policy exceptions require the next higher level of approval authority, the highest of which is the Directors’ Loan Committee, depending on dollar amount. These authorities are periodically reviewed and updated by our Board of Directors. We believe that our credit approval process provides for thorough underwriting and efficient decision making.
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
It is our policy to review amortizing commercial loans in excess of $1 million on an annual basis, or more frequently through the receipt of interim and annual financial statements and borrowing base certificates depending on loan structure and covenants. Our policies require rapid notification of delinquency and prompt initiation of collection actions. Relationship managers, portfolio managers, credit administration personnel and senior management proactively support collection activities in order to maximize accountability and efficiency.
As part of these annual review procedures, we analyze recent financial statements of the collateral property, business and/or borrower to determine the current level of occupancy, revenues and expenses and to investigate any deterioration in the value of the real estate collateral or in the borrower’s or company’s financial condition. Upon completion, we confirm or change the risk rating assigned to each loan. Relationship managers and portfolio managers are encouraged to bring potential credit issues to the attention of our Chief Risk and Credit Officer immediately upon any sign of deterioration in the performance of the borrower. We maintain a list of loans that receive additional attention if we believe there may be a potential credit risk via our Watch List report.
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
On August 19, 2015, the Company completed a private placement of $25.5 million in aggregate principal amount of fixed rate subordinated notes (the “2015 Notes”) to certain institutional investors. The 2015 Notes were non-callable for five years, had a stated maturity of August 15, 2025, and bore interest at a quarterly pay fixed rate of 5.75% per annum to the maturity date. The 2015 Notes became callable, in part or in whole, beginning August 2020. On May 15, 2021, the Company retired $10.0 million of the 2015 Notes and redeemed the remaining $15.5 million of the 2015 Notes on November 15, 2021.
On October 14, 2021, the Company issued and sold to an institutional accredited investor a fixed-to-floating rate subordinated note (the “Note”) in the principal amount of $35.0 million. The note is structured to qualify for the Company as Tier 2 capital under regulatory guidelines. The Company used the net proceeds from the sale of the Note for general corporate purposes, including, but not limited to, the repayment of $15.5 million of the 2015 Notes.
The Note will bear interest at a fixed rate of 3.25% per year, from and including October 14, 2021 to, but excluding, October 15, 2026. From and including October 15, 2026 to, but excluding the maturity date or early redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term SOFR (as defined in the Note) plus 233 basis points. The Note provides that the interest rate during the applicable floating rate period may be determined based on a rate other than the three-month term SOFR under certain circumstances.
The Note has a stated maturity of October 15, 2031. Prior to October 15, 2026, the Company may redeem the Note only under certain limited circumstances. On or after October 15, 2026, the Company may redeem the Note, in whole or in part, at its option, on any interest payment date. The Note is not subject to redemption at the option of the holder. The Note is not subject to any sinking fund and is not convertible into or exchangeable for any other securities or assets of the Company or any of its subsidiaries.
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
Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Act, which was enacted in 2008, has significantly changed the current bank regulatory structure and continues to affect the lending and investment activities and general operations of depository institutions and their holding companies.
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
Economic Growth Act
The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”), which was enacted in May 2018, repealed or modified several provisions of the Dodd-Frank Act. In addition, the Economic Growth Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule, mortgage disclosures and risk weights for certain high-risk commercial real estate loans.
Among other things, Section 201 of the Economic Growth Act required the federal banking agencies to develop regulations establishing a “community bank leverage ratio” for banks and holding companies with less than $10 billion in consolidated assets and a qualifying risk profile. The final rule, which became effective on January 1, 2020, provides certain qualifying institutions with an optional, simpler method to measure capital adequacy. Under the rule, banks and bank holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9 percent, off-balance sheet exposures of 25% or less of total consolidated assets and trading assets plus trading liabilities of 5% or less of total consolidated assets, are eligible to opt into the community bank leverage ratio ("CBLR") framework. Qualifying organizations that elect to use the CBLR framework, and that maintain a leverage ratio greater than 9 percent, will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the banking agencies' capital rules. Qualifying organizations will also be deemed to have met the "well capitalized" ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act. The final rules include a two-quarter grace period during which a qualifying community banking organization that temporarily fails to meet any of the qualifying criteria, including the greater-than-9% leverage capital ratio requirement, is generally still deemed "well capitalized" so long as the banking organization maintains a leverage capital ratio greater than 8%. A banking organization that fails to maintain a leverage capital ratio greater than 8% is not permitted to use the grace period and must comply with the generally applicable requirements under the Basel III rules and file the appropriate regulatory reports. We do not have any immediate plans to elect to use the CBLR framework but may make such an election in the future.
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
The Economic Growth Act increased the consolidated assets limit for bank holding companies covered by the Federal Reserve Board’s “Small Bank Holding Company Policy Statement” (the Policy) from $1 billion to $3 billion. In addition to the consolidated assets limit, a covered bank holding company may not be engaged in significant non-banking and off-balance sheet activities and may not have a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC. The Policy also excludes covered bank holding companies from the minimum capital requirements of the Dodd-Frank Act. The Federal Reserve Board retains the authority to exclude any bank holding company from the Policy if such action is warranted for supervisory purposes. The Policy allows covered bank holding companies to operate with higher levels of debt than would normally be permitted. Under the Policy, a covered bank holding company is prohibited from paying dividends if its debt-to-equity ratio exceeds 1:1. In addition, the Federal Reserve Board expects that bank holding companies will retire all debt within 25 years of being incurred and reduce their debt to equity ratio to 30:1 or less within 12 years of incurring the debt. The Policy also directs that each depository institution subsidiary of a covered bank holding company remain well-capitalized. On August 28, 2018, the Federal Reserve Board issued an interim final rule regarding revisions to the Policy prompted by the Economic Growth Act.
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
The CARES Act and Initiatives Related to COVID-19
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020 to provide national emergency economic relief measures. The CARES Act had several provisions relevant to financial institutions, including:
•Allowing institutions not to characterize loan modifications relating to the COVID-19 pandemic as a troubled debt restructuring and also allowing them to suspend the corresponding impairment determination for accounting purposes;
•Temporarily reducing the community bank leverage ratio alternative available to institutions of less than $10 billion of assets to 8%;
•The establishment of the Paycheck Protection Program (“PPP”), a specialized low-interest forgivable loan program funded by the U.S. Treasury Department and administered through the SBA’s 7(a) loan guaranty program to support businesses affected by the COVID-19 pandemic; and
•The ability of a borrower of a federally-backed mortgage loan (VA, FHA, USDA, Freddie Mac and Fannie Mae) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic, to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency.
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
Federal Reserve System.   The Federal Reserve Board regulations require depository institutions to maintain noninterest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations are adjusted annually and generally provide that reserves be maintained against aggregate transaction accounts. However, effective March 26, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero percent, in light of the shift to an ample reserves regime. This action eliminates the need for thousands of depository institutions to maintain balances in accounts at Reserve Banks to satisfy reserve requirements, thereby freeing up liquidity in the banking system to support lending to households and businesses. The Bank is in compliance with reserve requirements.
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
Federal Securities Laws. As a public company, we also file reports with the SEC and are subject to its regulatory authority, as well as the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, with respect to our securities, financial reporting and certain governance matters. Because our securities are listed on the Nasdaq Global Market (“Nasdaq”), we are subject to Nasdaq's rules for listed companies, including rules relating to corporate governance.
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
Net Operating Loss Carryovers: For the years ended 2017 and prior a corporation may carry back net operating losses generated in such years to the preceding two taxable years and forward to the succeeding 20 taxable years. Under the Tax Cuts and Jobs Act enacted in December 2017, a corporation may not carryback net operating losses arising in tax years after 2017, but may carryforward such losses indefinitely; however, the net operating loss deduction in a given year is limited to 80% of taxable income. The CARES Act temporarily - and retroactively - modified the net operating loss rules to permit carryback of net operating losses generated in 2018, 2019 and 2020 for five years. A corporation may elect to waive the carryback period and only carry these net operating losses forward to future years. The five-year carryback provision of the CARES Act is not available for losses generated in 2021 and subsequent years. At December 31, 2021, we had $1.9 million of net operating loss carryforwards for federal income tax purposes. The carryovers were transferred to the Company upon the merger with The Wilton Bank in 2014.
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
State Taxation
We are subject to the Connecticut corporation business tax. The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (7.5% for the fiscal years ending December 31, 2021 and 2020) to arrive at Connecticut income tax. We are also subject to state income tax in other states as a result of loan originations made in other states.
In October 2015, the Company created Bankwell Loan Servicing Group, Inc., a Passive Investment Company (“PIC”) organized for state income tax purposes. The PIC is a wholly-owned subsidiary of the Bank operating in accordance with Connecticut statutes. The PIC’s activities are limited in scope to holding and managing loans that are collateralized by real estate. Income earned by a PIC is determined in accordance with the statutory requirements for a passive investment company and the dividends paid by the PIC to the Bank are not taxable income for Connecticut income tax purposes. As a result of the formation of the PIC, the Bank no longer expects to be subject to Connecticut income taxes. State taxes are being recognized for income taxes on income earned in other states.
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
We maintain an allowance for loan losses to provide for losses inherent in our loan portfolio. Maintaining an adequate allowance for loan losses is critical to our financial results and condition. The level of our allowance for loan losses reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, continuing deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. The COVID-19 pandemic has further impacted the assumptions and methodologies typically used in making allowances for loan losses, and the availability of materials and other market information, including appraisals, have been impacted by the COVID-19 pandemic, making assumptions more subjective. In addition, our regulators, as an integral part of their examination process, review our loans and the adequacy of our allowance for loan losses and may direct us to make additions to our allowance for loan losses based on their judgments about information available to them at the time of their examination. If actual charge-offs in future periods exceed the amounts allocated to our allowance for loan losses, we may need additional provision for loan losses to restore the adequacy of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could have a material adverse effect on our business, financial condition, results of operations and future prospects.
Our concentration of large loans to certain borrowers may increase our credit risk.
A good number of our loans have been made to a small number of borrowers, resulting in a high concentration of large loans to certain borrowers. As of December 31, 2021, our five largest relationships ranged in exposure from approximately $57.0 million to $93.3 million. In addition to other typical risks related to any loan, such as deterioration of the collateral securing the loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay a loan obligation(s) for any reason, our nonperforming loans and our allowance for loan losses could increase significantly, which could adversely and materially affect our business, financial condition and results of operations.
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
As of December 31, 2021, the majority of our loan portfolio was composed of commercial real estate loans. The sale of real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A decline in real estate values could impair the value of our collateral and our ability to sell the collateral upon any foreclosure, which would likely require us to increase our provision for loan losses. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. If we are required to re-value the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability could be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
We conduct a majority of our operations in the New York metropolitan area, including Fairfield and New Haven Counties, Connecticut. A majority of the real estate loans in our loan portfolio are secured by properties located in the New York metropolitan area, including Fairfield and New Haven Counties. In addition, as of December 31, 2021, the majority of the loans in our loan portfolio (measured by dollar amount) were made to borrowers who live or conduct business in the New York metropolitan area. We compete against a number of financial institutions who maintain significant operations located outside of the New York metropolitan area and outside the State of Connecticut. Accordingly, any regional or local economic downturn, or natural or man-made disaster, that affects Connecticut or the New York metropolitan area or existing or prospective property or borrowers in Connecticut or the New York metropolitan area may affect us and our profitability more significantly and more adversely than our more geographically diversified competitors, which could cause a material adverse effect on our business, financial condition, results of operations and prospects.
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
We are led by an experienced core management team with substantial experience in the market that we serve, and our operating strategy focuses on providing products and services through long-term relationship managers. Accordingly, our success depends in large part on the performance of our key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. The COVID-19 pandemic, along with general economic conditions, has made it more difficult to retain employees and to attract new employees. We believe that retaining the services and skills of our management team is important to our success. The unexpected loss of services of any of our key personnel could have an adverse impact on us because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, which could cause a material adverse effect on our business, financial condition, results of operations and prospects.
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
Uncertainty relating to the LIBOR determination process and LIBOR discontinuance may adversely affect our results of operations.
LIBOR is used extensively in the United States as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks. The United Kingdom Financial Conduct Authority (“FCA”), which regulates the process for establishing LIBOR, announced in July 2017 that the sustainability of LIBOR cannot be guaranteed. The administrator for LIBOR announced on March 5, 2021 that it would permanently cease to publish most LIBOR settings beginning on January 1, 2022 and will cease to publish the overnight, one-month, three-month, six-month and 12-month USD LIBOR settings on July 1,

2023. Accordingly, the FCA has stated that it does not intend to persuade or compel banks to submit to LIBOR after such respective dates. Until such time, however, FCA panel banks have agreed to continue to support LIBOR.
In October 2021, the federal bank regulatory agencies issued a Joint Statement on Managing the LIBOR Transition. In that guidance, the agencies offered their regulatory expectations and outlined potential supervisory and enforcement consequences for banks that fail to adequately plan for and implement the transition away from LIBOR. The failure to properly transition away from LIBOR may result in increased supervisory scrutiny.
We have not yet determined which alternative rate is most applicable, and there can be no assurances on which benchmark rate(s) may replace LIBOR or how LIBOR will be determined for purposes of financial instruments that are currently referencing LIBOR when it ceases to exist. The discontinuance of LIBOR may result in uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments and may also increase operational and other risks to the Company and the industry. Other rates or benchmarks may perform differently than LIBOR. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding when LIBOR ceases to exist. The discontinuance of LIBOR may also increase operational and other risks to the Company and the industry.
We have derivative contracts and limited loan exposure tied to LIBOR. Although we are not yet able to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.
The Coronavirus (COVID-19) pandemic may continue to adversely impact our customers and our business, financial position, results of operations, and prospects.
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
The U.S. government responded to the crisis by enacting a number of policies to provide fiscal stimulus to the economy and relief to those affected by the pandemic. Throughout March and April of 2020, Congress passed three main relief packages (including the $2.3 trillion CARES Act) and one supplemental package. A fifth major stimulus package, the $1.9 trillion American Rescue Plan Act (“ARPA”), was signed into law on March 11, 2021. The stimulus legislation included, among other things, direct payments to individuals and families, loan programs for small businesses, expansion of unemployment benefits and monetary support to state and local governments. Federal regulatory agencies also took a series of substantial monetary stimulus measures to complement the fiscal stimulus to further add liquidity to the markets. Most of the relief programs have expired, although state and local governments are still in the process of allocating and deploying ARPA funds.
The COVID-19 pandemic has resulted in, and is likely to continue to result in, significant economic disruption affecting our business and the clients we serve. However, we are unable to estimate the full impact of COVID-19 on our business and operations at this time, including the ability of our employees and our third-party vendors to work effectively during the course of the pandemic. If the pandemic continues to spread or otherwise result in a continuation or worsening of the current economic and commercial environments, we could experience an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for credit losses, adverse asset values of the collateral securing loans and an overall material adverse effect on the quality of the loan portfolio of the Company, impairment of our goodwill, reduced demand for our products and services, or other negative impacts on our financial position, results of operations, and prospects. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the ultimate impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including the scope and duration of the pandemic, third party providers’ ability to support our operations and what further actions may be taken by governmental authorities and other third parties in response to the pandemic.
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
We are subject to reporting requirements under the rules of the FDIC, including a requirement for management to prepare a report that contains an assessment by management of the Bank’s effectiveness of internal control structure and procedures for financial reporting as of the end of such fiscal year. In addition, we are required to obtain an independent public accountant’s attestation report concerning our internal control structure over financial reporting. The rules for management to assess the Bank’s internal controls over financial reporting are complex, and require significant documentation, testing and possible remediation. The effort to comply with regulatory requirements relating to internal controls cause us to incur increased expenses and a diversion of management’s time and other internal resources. If the Bank cannot favorably assess the effectiveness of its internal controls over financial reporting, or if its independent registered public accounting firm is unable to provide an unqualified attestation report on the Bank’s internal controls, the price of our common stock as well as investor confidence could be adversely affected and we may be subject to additional regulatory scrutiny.
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

Item 1B.    Unresolved Staff Comments
Not applicable.

Item 2.    Properties
The Bank’s headquarters building is located at 258 Elm Street in New Canaan, Connecticut. The property is leased by us until 2031. In December 2021, the Bank sold the property located at 220 Elm Street in New Canaan, Connecticut, which was previously used for our executive management offices.
We also lease office space for each of our branch offices in New Canaan, Stamford, Norwalk, Fairfield, Darien, and Westport, Connecticut. The leases for our facilities have terms expiring at dates ranging from 2022 to 2031, although certain of the leases contain options to extend beyond these dates. We own the Wilton and Hamden branch offices. We believe that our current facilities are adequate for our current level of operations. Each lease is at market rate based on similar properties in the applicable market area. Management continually evaluates its branch and other office locations for opportunities to maximize cost savings while meeting our growth needs and the needs of our customers.
Our branch office locations are as follows:

Branch	Address	Owned or Leased
Cherry Street	156 Cherry Street New Canaan, CT 06840	Lease (expires 2031)
Bedford	612 Bedford Street Stamford, CT 06901	Lease (expires 2022)
High Ridge	1095 High Ridge Road Stamford, CT 06905	Lease (expires 2028)
Black Rock	2220 Black Rock Turnpike Fairfield, CT 06825	Lease (expires 2024)
Sasco Hill	One Sasco Hill Road Fairfield, CT 06824	Lease (expires 2031)
Wilton	47 Old Ridgefield Road Wilton, CT 06897	Own
Norwalk	370 Westport Avenue Norwalk, CT 06851	Lease (expires 2030)
Hamden	2704 Dixwell Avenue Hamden, CT 06518	Own
Westport	100 Post Road East Westport, CT 06880	Lease (expires 2028)
Darien	1065 Post Road Darien, CT 06820	Lease (expires 2028)

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
There were approximately 258 shareholders of record of BWFG Common Stock as of December 31, 2021. This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms or other nominees.
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
Issuer Purchases of Equity Securities
The following table includes information with respect to repurchases of the Company’s Common Stock during the three‑month period ended December 31, 2021 under the Company’s share repurchase program.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2021 - October 31, 2021	—	$—	—	375,901
November 1, 2021 - November 30, 2021	9,758	30.54	9,758	366,143
December 1, 2021 - December 31, 2021	49,580	31.44	49,580	316,563
Total	59,338	$31.29	59,338	316,563

(1) On December 19, 2018, the Company’s Board of Directors authorized a share repurchase program of up to 400,000 shares of the Company’s Common Stock. The Company may repurchase shares in open market transactions or by other means, such as privately negotiated transactions. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The share repurchase plan does not obligate the Company to acquire any particular amount of Common Stock, and it may be modified or suspended at any time at the Company's discretion. On October 27, 2021, the Company's Board of Directors authorized the repurchase of an additional 200,000 shares under its existing share repurchase program.

Item 6.    Selected Financial Data
The following table sets forth selected consolidated financial data as of the dates and for the periods presented. The selected consolidated balance sheet data as of December 31, 2021 and 2020 and the selected consolidated statement of income data for the years ended December 31, 2021 and 2020 have been derived mainly from our audited consolidated financial statements and related notes that we have included elsewhere in this Annual Report. The selected consolidated balance sheet data as of December 31, 2019, 2018 and 2017 and the selected consolidated statement of income data for the years ended December 31, 2019, 2018 and 2017 has been derived mainly from audited consolidated financial statements that are not presented in this Annual Report.
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

Selected Financial Data

	At or For the Years Ended December 31,
	2021	2020	2019	2018	2017
	(Dollars in thousands, except per share data)
Statements of Income:
Interest income	$81,376	$77,487	$82,948	$80,064	$71,201
Interest expense	13,490	22,652	29,187	23,738	16,837
Net interest income	67,886	54,835	53,761	56,326	54,364
(Credit) provision for loan losses	(57)	7,605	437	3,440	1,341
Net interest income after provision for loan losses	67,943	47,230	53,324	52,886	53,023
Noninterest income	5,657	2,884	5,244	3,900	4,629
Noninterest expense	39,739	42,813	35,626	35,633	32,523
Income before income tax	33,861	7,301	22,942	21,153	25,129
Income tax expense	7,275	1,397	4,726	3,720	11,299
Net income	26,586	5,904	18,216	17,433	13,830
Per Share Data:
Basic earnings per share	$3.38	$0.75	$2.32	$2.23	$1.80
Diluted earnings per share	$3.36	$0.75	$2.31	$2.21	$1.78
Book value per share (end of period)(a)	26.53	22.77	23.51	22.43	20.98
Tangible book value per share (end of period)(a)(b)	26.19	22.43	23.15	22.06	20.59
Dividend payout ratio(f)	19.05%	74.67%	22.51%	21.72%	15.73%
Shares outstanding (end of period)(a)	7,612,807	7,755,909	7,757,828	7,764,647	7,676,238
Weighted average shares outstanding–basic	7,706,407	7,728,328	7,757,355	7,722,175	7,572,409
Weighted average shares outstanding–diluted	7,761,811	7,748,453	7,784,631	7,775,480	7,670,413
Performance Ratios:
Return on average assets(c)	1.17%	0.28%	0.97%	0.94%	0.80%
Return on average common shareholders’ equity(b)	13.86%	3.35%	10.20%	10.19%	8.93%
Average shareholders’ equity to average assets	8.46%	8.36%	9.53%	9.24%	8.97%
Net interest margin	3.17%	2.77%	3.03%	3.18%	3.30%
Efficiency ratio(b)	53.9%	73.9%	60.2%	59.2%	54.9%
Asset Quality Ratios:
Total past due loans to total loans(d)	1.72%	0.93%	0.77%	0.78%	1.67%
Nonperforming loans to total loans(d)	0.88%	2.06%	0.66%	0.88%	0.36%
Nonperforming assets to total assets(e)	0.68%	1.48%	0.56%	0.75%	0.31%
Allowance for loan losses to nonperforming loans	101.90%	62.87%	127.59%	109.80%	344.90%
Allowance for loan losses to total loans(d)	0.89%	1.29%	0.84%	0.96%	1.23%
Net charge-offs (recoveries) to average loans(d)	0.23%	0.01%	0.15%	0.44%	0.03%
Statements of Financial Condition:
Total assets	$2,456,264	$2,253,747	$1,882,182	$1,873,665	$1,796,607
Gross portfolio loans(d)	1,894,881	1,625,627	1,604,484	1,604,726	1,543,016
Investment securities	108,409	106,890	100,865	116,584	113,767
Deposits	2,123,998	1,827,316	1,491,903	1,502,244	1,398,405
FHLB borrowings	50,000	175,000	150,000	160,000	199,000
Subordinated debt	34,441	25,258	25,207	25,155	25,103
Total equity	201,987	176,602	182,397	174,196	161,027
Capital Ratios:
Tier 1 capital to average assets
Bankwell Bank	9.94%	8.44%	10.99%	10.14%	9.61%
Tier 1 capital to risk-weighted assets
Bankwell Bank	11.18%	11.06%	12.53%	11.56%	10.99%
Total capital to risk-weighted assets
Bankwell Bank	12.00%	12.28%	13.35%	12.50%	12.19%
Total shareholders’ equity to total assets	8.22%	7.84%	9.69%	9.30%	8.96%
Tangible common equity ratio(b)	8.13%	7.73%	9.56%	9.16%	8.81%

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

	Years Ended December 31,
	2021	2020	2019	2018	2017
	(Dollars in thousands, except per share data)
Efficiency Ratio
Noninterest expense	$39,739	$42,813	$35,626	$35,633	$32,523
Less: other real estate owned expenses	—	6	37	—	70
Less: Amortization of intangibles	76	138	75	92	118
Adjusted noninterest expense (numerator)	$39,663	$42,669	$35,514	$35,541	$32,335
Net interest income	$67,886	$54,835	$53,761	$56,326	$54,364
Noninterest income	5,657	2,884	5,244	3,900	4,629
Adjustments for: gains/(losses) on sales of securities	—	—	76	222	165
Adjustments for: gains (losses) on sale of other real estate owned	—	19	(102)	—	(78)
Adjusted operating revenue (denominator)	$73,543	$57,700	$59,031	$60,004	$58,906
Efficiency ratio	53.9%	73.9%	60.2%	59.2%	54.9%
Tangible Common Equity and Tangible Common Equity/Tangible Assets
Total shareholders’ equity	$201,987	$176,602	$182,397	$174,196	$161,027
Less: preferred stock	—	—	—	—	—
Common shareholders’ equity	201,987	176,602	182,397	174,196	161,027
Less: Intangible assets	2,589	2,665	2,803	2,879	2,971
Tangible Common shareholders’ equity	$199,398	$173,937	$179,594	$171,317	$158,056
Total assets	$2,456,264	$2,253,747	$1,882,182	$1,873,665	$1,796,607
Less: Intangible assets	2,589	2,665	2,803	2,879	2,971
Tangible assets	$2,453,675	$2,251,082	$1,879,379	$1,870,786	$1,793,636
Tangible common shareholders’ equity to tangible assets	8.13%	7.73%	9.56%	9.16%	8.81%
Tangible Book Value per Share
Total shareholders’ equity	$201,987	$176,602	$182,397	$174,196	$161,027
Less: preferred stock	—	—	—	—	—
Common shareholders’ equity	201,987	176,602	182,397	174,196	161,027
Less: Intangible assets	2,589	2,665	2,803	2,879	2,971
Tangible common shareholders’ equity	$199,398	$173,937	$179,594	$171,317	$158,056
Common shares issued	7,803,166	7,919,278	7,868,803	7,842,271	7,751,424
Less: shares of unvested restricted stock	190,359	163,369	110,975	77,624	75,186
Common shares outstanding	7,612,807	7,755,909	7,757,828	7,764,647	7,676,238
Book value per share	$26.53	$22.77	$23.51	$22.43	$20.98
Less: effects of intangible assets	0.34	0.34	0.36	0.37	0.39
Tangible Book Value per Common Share	$26.19	$22.43	$23.15	$22.06	$20.59
Total Revenue
Net interest income	$67,886	$54,835	$53,761	$56,326	$54,364
Add: noninterest income	5,657	2,884	5,244	3,900	4,629
Total Revenue	$73,543	$57,719	$59,005	$60,226	$58,993
Noninterest income as a percentage of total revenue	7.69%	5.00%	8.89%	6.48%	7.85%
Return on Average Common Shareholders’ Equity
Net Income Attributable to Common Shareholders	$26,586	$5,904	$18,216	$17,433	$13,830
Total average shareholders’ equity	$191,808	$176,489	$178,510	$171,024	$154,929
Less: average preferred stock	—	—	—	—	—
Average Common Shareholders’ Equity	191,808	176,489	178,510	171,024	154,929
Return on Average Common Shareholders’ Equity	13.86%	3.35%	10.20%	10.19%	8.93%

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

Key Financial Measures

	Key Financial Measures(a)
	At or For the Years Ended December 31,
	2021	2020
	(Dollars in thousands, except per share data)
Selected balance sheet measures:
Total assets	$2,456,264	$2,253,747
Gross portfolio loans	1,894,881	1,625,627
Deposits	2,123,998	1,827,316
FHLB borrowings	50,000	175,000
Subordinated debt	34,441	25,258
Total equity	201,987	176,602
Selected statement of income measures:
Total revenue(c)	73,543	57,719
Net interest income before provision for loan losses	67,886	54,835
Income before income tax expense	33,861	7,301
Net income	26,586	5,904
Basic earnings per share	$3.38	$0.75
Diluted earnings per share	$3.36	$0.75

	Key Financial Measures(a)
	At or For the Years Ended December 31,
	2021	2020

Other financial measures and ratios:
Return on average assets	1.17%	0.28%
Return on average common shareholders’ equity(c)	13.86%	3.35%
Net interest margin	3.17%	2.77%
Efficiency ratio(c)	53.9%	73.9%
Tangible book value per share (end of period)(c)(d)	$26.19	$22.43
Net charge-offs to average loans(b)	0.23%	0.01%
Nonperforming assets to total assets(e)	0.68%	1.48%
Allowance for loan losses to nonperforming loans	101.90%	62.87%
Allowance for loan losses to total loans(b)	0.89%	1.29%
(a)We derived the selected balance sheet measures as of December 31, 2021 and 2020 and the selected statement of income measures for the years ended December 31, 2021 and 2020 from our audited consolidated financial statements included elsewhere in this annual report. Average balances have been computed using daily averages. Our historical results may not be indicative of our results for any future period.
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
Because the methodology is partly based upon peer bank data and trends, current economic data as well as management’s judgment, factors may arise that result in different estimations. Adversely different conditions or assumptions could lead to increases in the allowance. In addition, various regulatory agencies periodically review the allowance for loans losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination. As of December 31, 2021, management believes that the allowance is adequate and consistent with asset quality and delinquency indicators.

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

The Company has characterized all of its interest rate swaps that qualify under ASC Topic 815, "Hedge Accounting," as cash flow hedges. Cash flow hedges are used to minimize the variability in cash flows of assets or liabilities, or forecasted transactions caused by fluctuations in the contractually specified interest rates, and are recorded at fair value in other assets within the consolidated balance sheet. Changes in the fair value of these cash flow hedges are initially recorded in accumulated other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings.
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

Earnings and Performance Overview
2021 Earnings Overview
Our net income for the year ended December 31, 2021 was $26.6 million, an increase of $20.7 million, or 350.3%, compared to the year ended December 31, 2020. Diluted earnings per share was $3.36 for the year ended December 31, 2021, compared to diluted earnings per share of $0.75 for the year ended December 31, 2020. Our returns on average shareholders' equity and average assets for the year ended December 31, 2021, were 13.86% and 1.17%, respectively, compared to 3.35% and 0.28%, respectively for the year ended December 31, 2020.
The increase in net income for 2021 compared to 2020 was primarily impacted by lower interest expense on deposits, an increase in interest and fees on loans due to loan growth, the resumption of loan sales, a decrease in noninterest expense, and a decrease in the provision for loan losses resulting from lower loan loss reserves in 2021 when compared to 2020, which saw a large increase in reserves due to the COVID-19 pandemic.
Net interest income for the year ended December 31, 2021 was $67.9 million, an increase of $13.1 million compared to the year ended December 31, 2020. Our net interest margin increased 40 basis points to 3.17% for the year ended December 31, 2021 compared to the year ended December 31, 2020 reflecting lower interest expense from a decrease in rates on interest bearing deposits, as well as growing noninterest bearing deposits as a percentage of total deposits.

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
FTE net interest income for the years ended December 31, 2021 and 2020 was $68.1 million and $55.0 million, respectively. Net interest income increased primarily due to lower rates on interest bearing deposits, and to a lesser extent, an increase in loan volume.
FTE basis interest income for the year ended December 31, 2021 increased $3.9 million, or 5.0%, to $81.6 million compared to FTE basis interest income for the year ended December 31, 2020 due primarily to an increase in commercial real estate loans and commercial business loans. Average interest earning assets were $2.1 billion for the year ended December 31, 2021, increasing by $159.4 million, or 8.0%, from the year ended December 31, 2020. The average balance of total loans increased $125.4 million, or 7.8%. The total average balance of securities for the year ended December 31, 2021 increased by $4.7 million, or 4.7%, from the year ended December 31, 2020. The total yield in earnings assets decreased to 3.75% at December 31, 2021, compared to 3.85% at December 31, 2020. The decrease in yield was primarily driven by marginally lower yields on loans, as well as lower yields on our cash and investment balances as a result of the overall low rate environment for 2021.
Interest expense for the year ended December 31, 2021 decreased by $9.2 million, or 40.4%, compared to interest expense for 2020 due to a decrease in rates on interest bearing deposits. Average interest bearing liabilities for the year ended December 31, 2021 increased by $34.4 million, or 2.1%, from the year ended December 31, 2020, primarily due to an increase in interest bearing liabilities, partially offset by a reduction in wholesale funding.

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential
The following table below presents the average balances and yields earned on interest-earning assets and average balances and weighted average rates paid on our funding liabilities for the years ended December 31, 2021 and 2020.

	Years Ended December 31,
	2021			2020
	Average Balance	Interest	Yield/ Rate(4)	Average Balance	Interest	Yield/ Rate(4)
	(Dollars in thousands)
Assets:
Cash and fed funds sold	$294,471	$376	0.13%	$261,689	$585	0.22%
Securities(1)	103,592	3,071	2.96	98,938	3,103	3.14
Loans:
Commercial real estate	1,225,770	55,995	4.51	1,095,367	51,218	4.60
Residential real estate	99,101	3,363	3.39	129,585	4,645	3.58
Construction	97,163	3,780	3.84	97,230	4,262	4.31
Commercial business	313,422	14,589	4.59	295,662	13,530	4.50
Consumer	7,929	315	3.97	121	10	8.00
Total loans	1,743,385	78,042	4.42	1,617,965	73,665	4.48
Federal Home Loan Bank stock	4,156	88	2.12	7,625	346	4.53
Total earning assets	2,145,604	$81,577	3.75%	1,986,217	$77,699	3.85%
Other assets	120,955			125,261
Total assets	$2,266,559			$2,111,478
Liabilities and shareholders’ equity:
Interest bearing liabilities:
NOW	$111,515	$198	0.18%	$80,805	$141	0.17%
Money market	804,679	4,042	0.50	516,527	4,071	0.79
Savings	175,629	413	0.23	169,763	1,368	0.81
Time	508,651	5,790	1.14	712,461	12,600	1.77
Total interest bearing deposits	1,600,474	10,443	0.65	1,479,556	18,180	1.23
Borrowed money	103,919	3,047	2.89	190,463	4,472	2.31
Total interest bearing liabilities	1,704,393	$13,490	0.79%	1,670,019	$22,652	1.36%
Noninterest bearing deposits	323,648			215,073
Other liabilities	46,710			49,897
Total liabilities	2,074,751			1,934,989
Shareholders’ equity	191,808			176,489
Total liabilities and shareholders’ equity	$2,266,559			$2,111,478
Net interest income(2)		$68,087			$55,047
Interest rate spread			2.96%			2.49%
Net interest margin(3)			3.17%			2.77%
(1)Average balances and yields for securities are based on amortized cost.
(2)The adjustment for securities and loans taxable equivalency was $201 thousand and $212 thousand, respectively, for the years ended December 31, 2021 and 2020. Tax exempt income was converted to a fully taxable equivalent basis at a 20 percent tax rate for 2021 and 2020.
(3)Net interest income as a percentage of total earning assets.
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

	Year Ended December 31, 2021 vs 2020 Increase (Decrease)
	Volume	Rate	Total
	(In thousands)
Interest and dividend income:
Cash and fed funds sold	$66	$(275)	$(209)
Securities	142	(174)	(32)
Loans:
Commercial real estate	5,992	(1,215)	4,777
Residential real estate	(1,045)	(237)	(1,282)
Construction	(3)	(479)	(482)
Commercial business	825	234	1,059
Consumer	312	(7)	305
Total loans	6,081	(1,704)	4,377
Federal Home Loan Bank stock	(119)	(139)	(258)
Total change in interest and dividend income	$6,170	$(2,292)	$3,878
Interest expense:
Deposits:
NOW	$55	$2	$57
Money market	1,772	(1,801)	(29)
Savings	46	(1,001)	(955)
Time	(3,033)	(3,777)	(6,810)
Total deposits	(1,160)	(6,577)	(7,737)
Borrowed money	(2,357)	932	(1,425)
Total change in interest expense	(3,517)	(5,645)	(9,162)
Change in net interest income	$9,687	$3,353	$13,040

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
The credit for loan losses for the year ended December 31, 2021 was $0.1 million compared to a $7.6 million provision for loan losses for the year ended December 31, 2020. The decrease in the provision for loan losses was primarily due to improving economic trends for the year ended December 31, 2021 and lower COVID-19 related reserves when compared to 2020.

Noninterest Income
Noninterest income is a component of our revenue and is comprised primarily of fees generated from loan and deposit relationships with our customers, fees generated from sales and referrals of loans, income earned on bank owned life insurance and gains on sales of investment securities. The following table compares noninterest income for the years ended December 31, 2021 and 2020.

	Years Ended December 31,		Change
	2021	2020	$	%
	(Dollars in thousands)
Gains and fees from sales of loans	$2,692	$43	$2,649	6,160%
Bank owned life insurance	1,023	967	56	6
Service charges and fees	872	788	84	11
Gain on sale of other real estate owned, net	—	19	(19)	(100)
Other	1,070	1,067	3	—
Total noninterest income	$5,657	$2,884	$2,773	96%

Noninterest income increased by $2.8 million to $5.7 million for the year ended December 31, 2021, compared to the year ended December 31, 2020.
The increase in noninterest income was primarily a result of resumed loan sales, totaling $2.7 million for the year ended December 31, 2021. The increase for the year was also impacted by a one-time federal payroll tax credit for COVID-19 of $0.9 million, partially offset by a $0.2 million loss on the sale of the Company's former headquarters building. In addition, in 2020 the Company recognized a $0.4 million benefit of nonrecurring swap fees related to interest rate swaps with commercial banking customers.

Noninterest Expense
The following table compares noninterest expense for the years ended December 31, 2021 and 2020.

	Years Ended December 31,		Change
	2021	2020	$	%
	(Dollars in thousands)
Salaries and employee benefits	$18,317	$21,355	$(3,038)	(14)%
Occupancy and equipment	10,682	10,926	(244)	(2)
Data processing	2,409	3,216	(807)	(25)
Professional services	2,260	2,110	150	7
Director fees	1,303	1,214	89	7
FDIC insurance	1,232	791	441	56
Marketing	404	630	(226)	(36)
Other	3,132	2,571	561	22
Total noninterest expense	$39,739	$42,813	$(3,074)	(7)%

Noninterest expense decreased by $3.1 million, or 7%, to $39.7 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease in noninterest expense was primarily driven by a decrease in salaries and employee benefits expense and data processing expense.
Salaries and employee benefits totaled $18.3 million for the year ended December 31, 2021, a decrease of $3.0 million when compared to the same period in 2020. The decrease in salaries and employee benefits was primarily driven by a decrease in full time equivalent employees as a direct result of the Voluntary Early Retirement Incentive Plan offered to eligible employees and other employee actions taken during the fourth quarter of 2020. Average full time equivalent employees totaled 126 for the year ended December 31, 2021 compared to 146 for the same period in 2020. In addition, salaries and employee benefits expense also benefited by one-time deferrals of $0.9 million for the year ended December 31, 2021 related to costs associated with the implementation of a new online banking and other systems. Salaries and employee benefits were also favorably impacted as higher loan originations enabled the Bank to defer a greater amount of expenses.
Data processing expense totaled $2.4 million for the year ended December 31, 2021, a decrease of $0.8 million when compared to the same period in 2020. The decrease in data processing expense was primarily due to a $1.1 million one-time charge related to early termination fees payable to a legacy technology vendor recognized during the fourth quarter of 2020.

Income Taxes
Income tax expense for the years ended December 31, 2021 and 2020 totaled $7.3 million and $1.4 million, respectively. The effective tax rates for the years ended December 31, 2021 and 2020, were 21.5% and 19.1%, respectively.
Our net deferred tax asset at December 31, 2021 was $7.6 million, compared to $11.3 million at December 31, 2020. The decrease in the deferred tax asset at December 31, 2021 when compared to the same period in 2020 was primarily a result of fair value marks related to hedge positions involving interest rate swaps and a decrease in the allowance for loan losses.
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

Financial Condition
Summary
Assets totaled $2.5 billion at December 31, 2021, compared to assets of $2.3 billion at December 31, 2020. The increase in assets is primarily due to loan growth, partially offset by a decrease in excess liquidity. Gross loans totaled $1.9 billion at December 31, 2021, an increase of $269.3 million compared to December 31, 2020. Excluding Paycheck Protection Program ("PPP") loans, gross loans increased by $303.9 million at December 31, 2021 when compared to December 31, 2020. Deposits totaled $2.1 billion at December 31, 2021, compared to deposits of $1.8 billion at December 31, 2020. The increase in deposits was a result of successful commercial core deposit gathering efforts.
Shareholders’ equity totaled $202.0 million as of December 31, 2021, an increase of $25.4 million compared to December 31, 2020, primarily a result of (i) net income of $26.6 million for the year ended December 31, 2021 and (ii) a $7.0 million favorable impact to accumulated other comprehensive income driven by fair value marks related to hedge positions involving interest rate swaps. The Company's interest rate swaps are used to hedge interest rate risk. The Company's current interest rate swap positions will cause a decrease to other comprehensive income in a falling interest rate environment and an increase in a rising interest rate environment. The increase in Shareholders’ equity was partially offset by dividends paid of $5.0 million and common stock repurchases of $5.1 million.
Loan Portfolio
We originate commercial real estate loans, construction loans, commercial business loans and other consumer loans. Lending activities are conducted principally in the New York metropolitan area and throughout Connecticut, with the majority in Fairfield and New Haven Counties of Connecticut. Our loan portfolio is the largest category of our earnings assets.
The following table compares the composition of our loan portfolio for the dates indicated:

	2021		2020		Change
	Total	%	Total	%	Total
	(Dollars in thousands)
Real estate loans:
Residential	$79,987	4.22%	$113,557	6.99%	$(33,570)
Commercial	1,356,709	71.60	1,148,383	70.64	208,326
Construction	98,341	5.19	87,007	5.35	11,334
	1,535,037	81.01	1,348,947	82.98	186,090
Commercial business	350,975	18.52	276,601	17.02	74,374
Consumer	8,869	0.47	79	—	8,790
Total loans	$1,894,881	100.00%	$1,625,627	100.00%	$269,254

Primary loan categories
Residential real estate.   Residential real estate loans decreased by $33.6 million, or 29.6%, at December 31, 2021 compared to December 31, 2020 and amounted to $80.0 million, representing 4% of total loans at December 31, 2021. In the fourth quarter of 2017, management made the strategic decision to no longer originate residential mortgage loans.
Commercial real estate.   Commercial real estate loans were $1.4 billion and represented 72% of our total loan portfolio at December 31, 2021, a net increase of $208.3 million, or 18.1%, from December 31, 2020. Commercial real estate loan growth during this period largely reflects strong production from experienced relationship managers in the marketplace and their ability to source quality opportunities, and enhanced lending to existing customers. Commercial real estate loans are secured by a variety of property types, including office buildings, retail facilities, commercial mixed use and multi-family dwellings.
Construction.   Construction loans were $98.3 million at December 31 2021, up $11.3 million from December 31, 2020. Construction loans totaled $87.0 million at December 31, 2020. Commercial construction loans consist of commercial development projects, such as apartment buildings and condominiums, as well as office buildings, retail and other income producing properties and land loans.
Commercial business.   Commercial business loans were $351.0 million and represented 19% of our total loan portfolio at December 31, 2021, a net increase of $74.4 million, or 26.9%, from December 31, 2020. The increase in commercial business loans is a direct result of the Bank’s commitment in growing this portfolio. The December 31, 2021 and December 31, 2020 balance includes $0.2 million and $34.8 million of PPP loans made under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), respectively. Commercial business loans primarily provide working capital, equipment financing, financing for leasehold improvements and financing for expansion and are generally secured by assignments of corporate assets, real estate and personal guarantees of the business owners.
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
The following table presents an analysis of the maturity of our commercial real estate, commercial construction and commercial business loan portfolios as of December 31, 2021.

	December 31, 2021
	Commercial Real Estate	Commercial Construction	Commercial Business	Total
	(In thousands)
Amounts due:
One year or less	$94,267	$29,057	$74,795	$198,119
After one year:
One to five years	862,018	28,251	158,824	1,049,093
Over five years	400,424	41,033	117,356	558,813
Total due after one year	1,262,442	69,284	276,180	1,607,906
Total	$1,356,709	$98,341	$350,975	$1,806,025

The following table presents an analysis of the interest rate sensitivity of our commercial real estate, commercial construction and commercial business loan portfolios due after one year as of December 31, 2021.

	December 31, 2021
	Adjustable Interest Rate	Fixed Interest Rate	Total
	(In thousands)
Commercial real estate	$298,504	$963,938	$1,262,442
Commercial construction	59,491	9,793	69,284
Commercial business	146,285	129,895	276,180
Total loans due after one year	$504,280	$1,103,626	$1,607,906
Asset Quality
We actively manage asset quality through our underwriting practices and collection operations. Our Board of Directors monitors credit risk management. The Directors Loan Committee ("DLC") has primary oversight responsibility for the credit-

granting function including approval authority for credit-granting policies, review of management’s credit-granting activities and approval of large exposure credit requests, as well as loan review and problem loan management and resolution. The committee reports the results of its respective oversight functions to our Board of Directors. In addition, our Board of Directors receives information concerning asset quality measurements and trends on a monthly basis. While we continue to adhere to prudent underwriting standards, our loan portfolio is not immune to potential negative consequences as a result of general economic weakness, such as a prolonged downturn in the housing market on a national scale. Decreases in real estate values could adversely affect the value of property used as collateral for loans. In addition, adverse changes in the economy could have a negative effect on the ability of borrowers to make scheduled loan payments, which would likely have an adverse impact on earnings.
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

Nonperforming Assets.   Nonperforming assets include nonaccrual loans and property acquired through foreclosures or repossession. The following table presents nonperforming assets and additional asset quality data for the dates indicated:

	At December 31,
	2021	2020
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
Residential	$2,380	$1,492
Commercial	3,482	21,093
Commercial business	1,728	1,834
Construction	8,997	8,997
Total nonaccrual loans	16,587	33,416
Property acquired through foreclosure or repossession, net	—	—
Total nonperforming assets	$16,587	$33,416
Nonperforming assets to total assets	0.68%	1.48%
Nonperforming loans to total loans	0.88%	2.06%

Total nonaccrual loans were $16.6 million as of December 31, 2021. Nonperforming assets as a percentage of total assets was 0.68% at December 31, 2021, down from 1.48% at December 31, 2020. The allowance for loan losses at December 31, 2021 was $16.9 million, representing 0.89% of total loans. The $4.1 million decrease in the allowance for loan losses at December 31, 2021 when compared to December 31, 2020 was primarily due to improving economic trends and lower COVID-19 related reserves when compared to 2020.
Nonaccrual Loans. Loans greater than 90 days past due are generally put on nonaccrual status (excluding certain acquired credit impaired loans). Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful. Interest previously accrued, but uncollected, is reversed against current period income. Subsequent payments are recognized on a cash basis or principal recapture basis depending on a number of factors including probability of collection and if impairment is identified. A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt. At December 31, 2021 and 2020, there were no commitments to lend additional funds to any borrower on nonaccrual status.
Past Due Loans. When a loan is 15 days past due, the Company sends the borrower a late notice. The Company attempts to contact the borrower by phone if the delinquency is not corrected promptly after the notice has been sent. When the loan is 30 days past due, the Company mails the borrower a letter reminding the borrower of the delinquency, and attempts to contact the borrower personally to determine the reason for the delinquency and ensure the borrower understands the terms of the loan. If necessary, after the 90th day of delinquency, the Company may take other appropriate legal action. A summary report of all loans 30 days or more past due is provided to the Board of Directors of the Company periodically. Loans greater than 90 days past due are generally put on nonaccrual status. A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt. A loan is considered to be no longer delinquent when timely payments are made for a period of at least six months (one year for loans providing for quarterly or semi-annual payments) by the borrower in accordance with the contractual terms. Loans that are granted payment deferrals under the CARES Act are not required to be reported as past due or placed on non-accrual status if the criteria under section 4013 of the CARES Act are met. As of December 31, 2021, no loans remained on active deferral under the CARES Act.

The following table presents past due loans as of December 31, 2021 and 2020:

	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due
	(In thousands)
As of December 31, 2021
Residential real estate	$873	$—	$878	$1,751
Commercial real estate	2,186	10,500	4,244	16,930
Construction	—	—	8,997	8,997
Commercial business	1,995	1,483	1,469	4,947
Consumer	—	3	—	3
Total loans	$5,054	$11,986	$15,588	$32,628
As of December 31, 2020
Residential real estate	$245	$—	$177	$422
Commercial real estate	1,305	193	2,541	4,039
Construction	8,997	—	—	8,997
Commercial business	45	55	1,526	1,626
Total loans	$10,592	$248	$4,244	$15,084
Total past due loans totaled $32.6 million and represented 1.72% of total loans as of December 31, 2021, increasing $17.5 million from December 31, 2020. The increase in past due loans primarily relates to one commercial real estate loan totaling $10.5 million for which a loan extension is currently in progress. In addition, a total of $4.9 million of past due loans as of December 31, 2021 have since been brought current as of January 31, 2022.
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
Restructured loans are classified as accruing or nonaccruing based on management’s assessment of the collectability of the loan. Loans which are already on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers such loans for return to accruing status. Accruing restructured loans are placed into nonaccrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term. At December 31, 2021 and December 31, 2020 there were five nonaccrual loans identified as TDRs totaling $2.0 million and three nonaccrual loans identified as TDRs totaling $1.4 million, respectively.

The following table presents information on troubled debt restructured loans:

	At December 31,
	2021	2020
	(In thousands)
Accruing troubled debt restructured loans:
Residential real estate	$1,770	$2,399
Commercial real estate	19,489	4,929
Commercial business	2,594	328
Accruing troubled debt restructured loans	23,853	7,656
Nonaccrual troubled debt restructured loans:
Residential real estate	$1,502	$872
Commercial business	465	571
Nonaccrual troubled debt restructured loans	1,967	1,443
Total troubled debt restructured loans	$25,820	$9,099
As of December 31, 2021 and 2020, loans classified as troubled debt restructurings totaled $25.8 million and $9.1 million, respectively.
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

The following table presents the activity in our allowance for loan losses and related ratios for the dates indicated:

	At December 31,
	2021	2020
	(Dollars in thousands)
Balance at beginning of period	$21,009	$13,509
Charge-offs:
Residential real estate	—	—
Commercial real estate	(3,977)	—
Construction	—	—
Commercial business	(77)	(83)
Consumer	(39)	(40)
Total charge-offs	(4,093)	(123)
Recoveries:
Residential real estate	—	—
Commercial real estate	—	15
Commercial Business	30	—
Consumer	13	3
Total recoveries	43	18
Net charge-offs	(4,050)	(105)
(Credit) provision charged to earnings	(57)	7,605
Balance at end of period	$16,902	$21,009
Net charge-offs to average loans	0.23%	0.01%
Allowance for loan losses to total loans	0.89%	1.29%

At December 31, 2021, our allowance for loan losses was $16.9 million and represented 0.89% of total loans, compared to $21.0 million and 1.29% of total loans at December 31, 2020. The decrease in the ratio of allowance for loan losses to total loans is driven by a reduction in loan loss reserves as a result of improving economic trends and charge-offs taken against previously established loan loss reserves. For the year ended December 31, 2021, the credit for loan losses totaled $0.1 million. For the year ended December 31, 2020 the provision for loan losses totaled $7.6 million. Net charge-offs for the year ended December 31, 2021 were $4.1 million and represented 0.23% of average loans. For the year ended December 31, 2020, net charge-offs were $0.1 million and represented 0.01% of average loans.
The carrying amount of total impaired loans at December 31, 2021 was $47.2 million. This compares to a carrying amount of $47.7 million for total impaired loans at December 31, 2020. The amount of allowance for loan losses related to impaired loans was $2.9 million and $5.0 million, respectively, at December 31, 2021 and 2020.

The following table presents the allocation of the allowance for loan losses and the percentage of the related loan segments to total loans:

	At December 31,
	2021		2020
	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
	(Dollars in thousands)
Residential real estate	$504	4.22%	$610	6.99%
Commercial real estate	12,751	71.60	16,425	70.64
Construction	4	5.19	221	5.35
Commercial business	3,590	18.52	3,753	17.02
Consumer	53	0.47	—	—
Total allowance for loan losses	$16,902	100.00%	$21,009	100.00%

The allocation of the allowance for loan losses at December 31, 2021 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the allowance for loan losses at December 31, 2021 is appropriate to cover probable losses.

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
The amortized cost and fair value of investment securities as of the dates indicated are presented in the following table:

	At December 31,
	2021		2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Marketable equity securities	$2,107	$2,168	$2,083	$2,207
Securities available for sale:
U.S. Government and agency obligations	73,571	75,189	73,574	76,878
Corporate bonds	14,500	15,009	11,500	11,727
Total securities available for sale	$88,071	$90,198	$85,074	$88,605
Securities held to maturity:
State agency and municipal obligations	$15,998	$18,393	$16,018	$19,962
Government mortgage-backed securities	45	52	60	70
Total securities held to maturity	$16,043	$18,445	$16,078	$20,032

At December 31, 2021, the carrying value of our investment securities portfolio totaled $108.4 million and represented 4% of total assets, compared to $106.9 million and 5% of total assets at December 31, 2020. The increase of $1.5 million primarily reflects purchases of corporate bonds. We purchase investment grade securities with a focus on liquidity, earnings and duration exposure.
The net unrealized gain position on our investment portfolio at December 31, 2021 was $4.5 million and included gross unrealized losses of $0.5 million. The net unrealized gain position on our investment portfolio at December 31, 2020 was

$7.5 million and did not include any gross unrealized losses. All of our investment securities are rated investment grade or deemed to be of investment grade quality.
The following tables summarize the amortized cost and weighted average yield of securities in our investment securities portfolio as of December 31, 2021 and 2020, based on remaining period to contractual maturity. Information for mortgage-backed securities is based on the final contractual maturity dates without considering repayments and prepayments.

	Due Within 1 Year		Due 1–5 Years		Due 5–10 Years		Due After 10 Years or No Contractual Maturity
At December 31, 2021	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
	(Dollars in thousands)
Marketable equity securities	$—	—%	$—	—%	$—	—%	$2,107	2.20%
Securities available for sale:
U.S. Government and agency obligations	—	—	25,747	1.07	16,540	2.65	31,284	2.28
Corporate bonds	—	—	—	—	13,000	4.11	1,500	4.50
Total securities available for sale	$—	—%	$25,747	1.07%	$29,540	3.29%	$32,784	2.38%
Securities held to maturity:
State agency and municipal obligations	$—	—%	$—	—%	$—	—%	$15,998	4.87%
Government mortgage-backed securities	—	—	—	—	—	—	45	5.41
Total securities held to maturity	$—	—%	$—	—%	$—	—%	$16,043	4.87%

	Due Within 1 Year		Due 1–5 Years		Due 5–10 Years		Due After 10 Years or No Contractual Maturity
At December 31, 2020	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
	(Dollars in thousands)
Marketable equity securities	$—	—%	$—	—%	$—	—%	$2,083	2.20%
Securities available for sale:
U.S. Government and agency obligations	9,976	2.02	—	—	8,038	2.88	55,560	2.49
Corporate bonds	—	—	4,000	4.09	6,000	4.65	1,500	4.50
Total securities available for sale	$9,976	2.02%	$4,000	4.09%	$14,038	3.63%	$57,060	2.54%
Securities held to maturity:
State agency and municipal obligations	$—	—%	$—	—%	$—	—%	$16,018	5.01%
Government mortgage-backed securities	—	—	—	—	—	—	60	5.35
Total securities held to maturity	$—	—%	$—	—%	$—	—%	$16,078	5.01%

Bank Owned Life Insurance ("BOLI")
BOLI amounted to $49.2 million as of December 31, 2021. The purchase of life insurance policies results in an income-earning asset on our consolidated balance sheet that provides monthly tax-free income to us. We expect to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. BOLI is included in our Consolidated Balance Sheets at its cash surrender value. Increases in the cash surrender value are reported as a component of noninterest income in our Consolidated Statements of Income.

Deposit Activities and Other Sources of Funds
Our sources of funds include deposits, brokered certificates of deposit, FHLB borrowings, subordinated debt and proceeds from the sales, maturities and payments of loans and investment securities.
Total deposits represented 86% of our total assets at December 31, 2021. While scheduled loan and securities repayments are a relatively stable sources of funds, loan and investment security prepayments and deposit inflows are influenced by prevailing interest rates and local economic conditions and are inherently uncertain.

Deposits
We offer a wide variety of deposit products and rates to consumer and business customers consistent with FDIC regulations. Our management team meets regularly to determine pricing and marketing initiatives. In addition to being an important source of funding for us, deposits also provide an ongoing stream of fee revenue.
We participate in the Certificate of Deposit Account Registry Service ("CDARS") and Insured Cash Sweep Service ("ICS") programs. We use CDARS and ICS to place customer funds into certificate of deposit accounts and money market accounts, respectively, into other participating banks. These transactions occur in amounts that are less than FDIC insurance limits to ensure that deposit customers are eligible for FDIC insurance on the full amount of their deposits. Reciprocal amounts of deposits are received from other participating banks that do the same with their customer deposits, and, we also execute one-way buy transactions. With the exception of reciprocal deposits, CDARS and ICS One-Way buy transactions are considered to be brokered deposits for bank regulatory purposes.
Time deposits may also be generated through the use of a listing service. We subscribe to a listing service, accessible to financial institutions, in which we may advertise our time deposit rates. Interested financial institutions then contact us directly to acquire a time certificate of deposit. There is no third party brokerage service involved in this transaction.
The following table sets forth the composition of our deposits for the dates indicated:

	At December 31,
	2021			2020
	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$398,956	18.78%	—%	$270,235	14.79%	—%
NOW	119,479	5.62	0.18	101,737	5.57	0.17
Money market	954,674	44.95	0.50	669,364	36.63	0.79
Savings	193,631	9.12	0.23	158,750	8.69	0.81
Time	457,258	21.53	1.14	627,230	34.32	1.77
Total deposits	$2,123,998	100.00%	0.65%	$1,827,316	100.00%	1.23%

Total deposits were $2.1 billion at December 31, 2021, an increase of $296.7 million, or 16%, from December 31, 2020, reflecting successful commercial core deposit gathering efforts.
Brokered certificates of deposits ("Brokered CDs") totaled $249.4 million and $238.9 million at December 31, 2021 and December 31, 2020, respectively. There were no certificates of deposits from national listing services at December 31, 2021. Certificates of deposits from national listing services totaled $18.4 million at December 31, 2020. Brokered money market accounts totaled $104.0 million and $13.5 million at December 31, 2021 and 2020, respectively. Brokered deposits represent brokered certificates of deposit, brokered money market accounts, one way buy Certificate of Deposit Account Registry Service ("CDARS"), and one way buy Insured Cash Sweep ("ICS"). The increase in these brokered deposits is a result of replacing FHLB advances with more cost effective brokered deposits.

At December 31, 2021 and 2020, time deposits, including CDARS and brokered certificates of deposit, with a denomination of $100 thousand or more totaled $391.2 million and $519.8 million, respectively, maturing during the periods indicated in the table below:

	At December 31,
	2021	2020
	(In thousands)
Maturing:
Within 3 months	$80,417	$141,784
After 3 but within 6 months	21,935	67,064
After 6 months but within 1 year	25,625	118,880
After 1 year	263,216	192,051
Total	$391,193	$519,779
The Bank is a member of the FHLB, which is part of a twelve district Federal Home Loan Bank System. Members are required to own capital stock of the FHLB, and borrowings are collateralized by qualifying assets not otherwise pledged. The maximum amount of credit that the FHLB will extend varies from time to time, depending on its policies and the amount of qualifying collateral the member can pledge. The Bank had satisfied its collateral requirement at December 31, 2021.
We utilize advances from the FHLB as part of our overall funding strategy, to meet short-term liquidity needs and to manage interest rate risk arising from the difference in asset and liability maturities. Total FHLB advances were $50.0 million at December 31, 2021 compared to $175.0 million at December 31, 2020. The decrease of $125.0 million primarily reflects the substitution of lower cost brokered deposits in lieu of FHLB advances and a permanent reduction in wholesale funding.
Advances from the FHLB include short-term advances with original maturity dates of one year or less. The following table sets forth certain information concerning short-term FHLB advances as of and for the periods indicated in the following table:

	Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Average amount outstanding during the period	$78,370	$165,232
Amount outstanding at end of period	50,000	175,000
Highest month end balance during the period	125,000	175,000
Weighted average interest rate at end of period(1)	1.81%	1.84%
(1) The Company's FHLB borrowings are subject to longer term swap agreements and the weighted average rate reflects the all in swap rate under these long term swap agreements.

On August 19, 2015, the Company completed a private placement of $25.5 million in aggregate principal amount of fixed rate subordinated notes (the “2015 Notes”) to certain institutional investors. The 2015 Notes were non-callable for five years, had a stated maturity of August 15, 2025, and bore interest at a quarterly pay fixed rate of 5.75% per annum to the maturity date. The 2015 Notes became callable, in part or in whole, beginning August 2020. On May 15, 2021, the Company repaid $10.0 million of the 2015 Notes and on November 15, 2021, the Company repaid the remaining $15.5 million of the 2015 Notes.
On October 14, 2021, the Company completed a private placement of a $35.0 million fixed-to-floating rate subordinated note (the “2021 Note”) to an institutional accredited investor. The Company used the net proceeds to repay the 2015 Notes and intends to use the remaining proceeds for general corporate purposes.
The 2021 Note bears interest at a fixed rate of 3.25% per year until October 14, 2026. Thereafter, the interest rate will reset quarterly at a variable rate equal to the then current three-month term SOFR plus 233 basis points. The 2021 Note has a stated maturity of October 15, 2031 and is non-callable for five years. Beginning October 15, 2026, the Company may redeem the 2021 Note, in whole or in part, at its option. The 2021 Note is not redeemable at the option of the holder.

Derivative Instruments
The Company uses interest rate swap instruments to fix the interest rate on short-term FHLB borrowings or brokered deposits, all of which are designated as cash flow hedges. The hedge strategy converts the rate of interest on short-term rolling FHLB advances or brokered deposits to long-term fixed interest rates, thereby protecting the Bank from interest rate variability in the contractually specified interest rates.

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
Information about derivative instruments at December 31, 2021 and 2020 was as follows:

	As of December 31, 2021
	Derivative Assets			Derivative Liabilities
	Original Notional Amount	Balance Sheet Location	Fair Value	Original Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	$50,000	Other assets	$1,043	$150,000	Accrued expenses and other liabilities	$(14,195)

Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$38,500	Other assets	$2,585	$38,500	Accrued expenses and other liabilities	$(2,585)
(1) Represents interest rate swaps with commercial banking customers, which are offset by derivatives with a third party.

	As of December 31, 2020
	Derivative Assets			Derivative Liabilities
	Original Notional Amount	Balance Sheet Location	Fair Value	Original Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	$—	Other assets	$—	$225,000	Accrued expenses and other liabilities	$(23,567)

Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$38,500	Other assets	$4,444	$38,500	Accrued expenses and other liabilities	$(4,444)
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
Capital Resources
Shareholders’ equity totaled $202.0 million as of December 31, 2021, an increase of $25.4 million compared to December 31, 2020, primarily a result of (i) net income of $26.6 million for the year ended December 31, 2021 and (ii) a $7.0 million favorable impact to accumulated other comprehensive income driven by fair value marks related to hedge positions involving interest rate swaps. The Company's interest rate swaps are used to hedge interest rate risk. The Company's current interest rate swap positions will cause a decrease to other comprehensive income in a falling interest rate environment and an increase in a rising interest rate environment. The increase in Shareholders’ equity was partially offset by dividends paid of $5.0 million and common stock repurchases of $5.1 million. As of December 31, 2021, the tangible common equity ratio and tangible book value per share were 8.13% and $26.19, respectively.
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At December 31, 2021, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework. At December 31, 2021, the Bank’s ratio of total common equity tier 1 capital to risk-weighted assets was 11.18%, total capital to risk-weighted assets was 12.00%, Tier 1 capital to risk-weighted assets was 11.18% and Tier 1 capital to average assets was 9.94%.
Under the current guidelines, banking organizations must have a minimum total risk-based capital ratio of 8.0%, a minimum Tier 1 risk-based capital ratio of 6.0%, a minimum common equity Tier 1 risk-based capital ratio of 4.5%, and a minimum leverage ratio of 4.0% in order to be "adequately capitalized." In addition to these requirements, banking organizations must maintain a capital conservation buffer consisting of common Tier 1 equity in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk-weighted assets, resulting in a requirement for the Company and the Bank to effectively maintain common equity Tier 1, Tier 1 and total capital ratios of 7.0%, 8.5% and 10.5%, respectively. The Company and the Bank must maintain the capital conservation buffer to avoid restrictions on the ability to pay dividends, pay discretionary bonuses, or to engage in share repurchases.

Contractual Obligations
The following table summarizes our contractual obligations to make future payments as of December 31, 2021. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
	(in thousands)
Contractual Obligations:
FHLB advances	$50,000	$50,000	$—	$—	$—
Subordinated debt	35,000	—	—	—	35,000
Operating lease agreements	18,877	2,255	4,158	4,006	8,458
Time deposits with stated maturity dates	457,258	167,147	289,969	142	—
Total contractual obligations	$561,135	$219,402	$294,127	$4,148	$43,458

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
Commitments to extend credit totaled $396.9 million and $237.1 million, respectively at December 31, 2021 and 2020. The following table summarizes our commitments to extend credit as of the dates indicated. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. In addition, borrowers may be required to meet certain performance requirements to continue to draw on these commitments. We manage our liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that we will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.
As of December 31, 2021

	Amount of Commitment Expiration per Period
	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
	(in thousands)
Other Commitments:
Loan commitments	$266,915	$191,066	$36,348	$22,036	$17,465
Undisbursed construction loans	125,700	13,312	43,129	45,364	23,895
Unused home equity lines of credit	4,254	200	10	—	4,044
Total other commitments	$396,869	$204,578	$79,487	$67,400	$45,404

As of December 31, 2020

	Amount of Commitment Expiration per Period
	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
	(in thousands)
Other Commitments:
Loan commitments	$114,574	$70,958	$18,447	$17,030	$8,139
Undisbursed construction loans	117,457	9,862	40,635	14,599	52,361
Unused home equity lines of credit	5,029	250	210	—	4,569
Total other commitments	$237,060	$81,070	$59,292	$31,629	$65,069

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

We use a net interest income at risk simulation to measure the sensitivity of net interest income to changes in market rates. This simulation captures underlying product behaviors, such as asset and liability repricing dates, balloon dates, interest rate indices and spreads, rate caps and floors, as well as other behavioral attributes. The simulation of net interest income also requires a number of key assumptions such as: (i) prepayment projections for loans and securities that are projected under each interest rate scenario using internal and external mortgage analytics; (ii) new business loan rates that are based on recent new business origination experience; and (iii) deposit pricing assumptions for non-maturity deposits reflecting the Bank’s history, management judgment and core deposit studies. Combined, these assumptions can be inherently uncertain, and as a result, actual results may differ from simulation forecasts due to the timing, magnitude and frequency of interest rate changes, future business conditions, as well as unanticipated changes in management strategies.

We use two sets of standard scenarios to measure net interest income at risk. For the Parallel Ramp Scenarios, rate changes are ramped over a twelve-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Parallel Shock Scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Simulation analysis involves projecting a future balance sheet structure and interest income and expense under the various rate scenarios. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than: 6% for a 100 basis point shift; 12% for a 200 basis point shift; and 18% for a 300 basis point shift. Per Company policy, the Bank should not be outside these limits for twelve consecutive months unless the Bank's forecasted capital ratios are considered to be "well capitalized". As of December 31, 2021, the Bank has met all minimum regulatory capital requirements to be considered "well capitalized".

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning December 31, 2021 and 2020:
Parallel Ramp

	Estimated Percent Change in Net Interest Income
	At December 31,
Rate Changes (basis points)	2021	2020
(100)	(0.80)%	0.20%
200	(2.20)	(1.40)

Parallel Shock

	Estimated Percent Change in Net Interest Income
	At December 31,
Rate Changes (basis points)	2021	2020
(100)	(1.70)%	(0.30)%
100	(1.00)	(1.00)
200	(1.90)	(1.70)
300	(2.40)	(2.00)
The net interest income at risk simulation results indicate that, as of December 31, 2021, we remain liability sensitive. The liability sensitivity is due to the fact that there are more liabilities than assets subject to repricing as market rates change.
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
The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:

Parallel Shock

	Estimated Percent Change in Economic Value of Equity
	At December 31,
Rate Changes (basis points)	2021	2020
(100)	(21.40)%	(47.30)%
100	3.10	9.30
200	3.60	13.80
300	4.50	18.40
While ALCO reviews and updates simulation assumptions and also periodically back-tests the simulation results to ensure that the assumptions are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk or future net interest margin. Over time, the repricing, maturity and prepayment characteristics of financial instruments and the composition of our balance sheet may change to a different degree than estimated. ALCO recognizes that deposit balances could shift into higher yielding alternatives as market rates change. ALCO has modeled increased costs of deposits in the rising rate simulation scenarios presented above. In the minus 100 scenario above, the change in EVE of (21.4)% is outside of policy parameters; however, the Bank continues to be well-capitalized. The result of this simulation was discussed with the ALCO and the Company has decided to not take any further action at this time as this scenario is deemed unlikely in the current interest rate environment.
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

Item 8.    Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are presented in the order shown below:
Report of Independent Registered Public Accounting Firm (PCAOB ID: 49)
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Income for the years ended December 31, 2021 and 2020
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021 and 2020
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bankwell Financial Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bankwell Financial Group, Inc. and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Qualitative Factor Adjustments to the Allowance for Loan Losses
As described in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for loan losses totaled $16.9 million as of December 31, 2021, which consists of a general reserve of $14.0 million and a specific reserve of $2.9 million. Management estimates the allowance based on loan losses believed to be inherent in the Company’s loan portfolio, segmented by product type and risk classification, at the balance sheet date. The Company’s allowance for loan losses consists of a general reserve, which management develops based on historical loss ratios from its data and, where appropriate, its peers’ data adjusted for qualitative factors not reflected in the historical loss experience as well as a specific reserve based on management’s identification of impaired loans. Management considers several qualitative factors, both internal and external to the Company, including valuation of underlying collateral; macro and local economic factors; nature and volume of loan portfolio; concentration of credit risk; net charge-off trends and non-accrual trends, and past due and classified loan trends when determining the general reserve. The adjustment for qualitative factors requires a significant amount of judgment by management and involves a high degree of estimation uncertainty.

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

Hartford, Connecticut
March 8, 2022

Bankwell Financial Group, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2021	2020
ASSETS
Cash and due from banks	$291,598	$405,340
Federal funds sold	53,084	4,258
Cash and cash equivalents	344,682	409,598

Investment securities
Marketable equity securities, at fair value	2,168	2,207
Available for sale investment securities, at fair value	90,198	88,605
Held to maturity investment securities, at amortized cost (fair values of $18,445 and $20,032 at December 31, 2021 and 2020, respectively)	16,043	16,078
Total investment securities	108,409	106,890

Loans receivable (net of allowance for loan losses of $16,902 and $21,009 at December 31, 2021 and 2020, respectively)	1,875,167	1,601,672
Accrued interest receivable	7,512	6,579
Federal Home Loan Bank stock, at cost	2,814	7,860
Premises and equipment, net	25,588	21,762
Bank-owned life insurance	49,174	42,651
Goodwill	2,589	2,589
Other intangible assets	—	76
Deferred income taxes, net	7,621	11,300
Other assets	32,708	42,770
Total assets	$2,456,264	$2,253,747
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$398,956	$270,235
Interest bearing deposits	1,725,042	1,557,081
Total deposits	2,123,998	1,827,316

Advances from the Federal Home Loan Bank	50,000	175,000
Subordinated debentures (face value of $35,000 and $25,500 at December 31, 2021 and 2020, respectively, less unamortized debt issuance costs of $559 and $242 at December 31, 2021 and 2020, respectively)	34,441	25,258
Accrued expenses and other liabilities	45,838	49,571
Total liabilities	2,254,277	2,077,145
Commitments and contingencies (Note 12)
Shareholders’ equity
Common stock, no par value; 10,000,000 shares authorized, 7,803,166 and 7,919,278 shares issued and outstanding at December 31, 2021 and 2020, respectively	118,148	121,338
Retained earnings	92,400	70,839
Accumulated other comprehensive loss	(8,561)	(15,575)
Total shareholders’ equity	201,987	176,602

Total liabilities and shareholders’ equity	$2,456,264	$2,253,747

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc.
Consolidated Statements of Income
(In thousands, except share data)

	Year Ended December 31,
	2021	2020
Interest and dividend income
Interest and fees on loans	$78,042	$73,665
Interest and dividends on securities	2,958	3,237
Interest on cash and cash equivalents	376	585
Total interest and dividend income	81,376	77,487
Interest expense
Interest expense on deposits	10,443	18,180
Interest expense on borrowings	3,047	4,472
Total interest expense	13,490	22,652
Net interest income	67,886	54,835
(Credit) provision for loan losses	(57)	7,605
Net interest income after (credit) provision for loan losses	67,943	47,230
Noninterest income
Gains and fees from sales of loans	2,692	43
Bank owned life insurance	1,023	967
Service charges and fees	872	788
Gain on sale of other real estate owned, net	—	19
Other	1,070	1,067
Total noninterest income	5,657	2,884
Noninterest expense
Salaries and employee benefits	18,317	21,355
Occupancy and equipment	10,682	10,926
Data processing	2,409	3,216
Professional services	2,260	2,110
Director fees	1,303	1,214
FDIC insurance	1,232	791
Marketing	404	630
Other	3,132	2,571
Total noninterest expense	39,739	42,813
Income before income tax expense	33,861	7,301
Income tax expense	7,275	1,397
Net income	$26,586	$5,904
Earnings Per Common Share:
Basic	$3.38	$0.75
Diluted	$3.36	$0.75
Weighted Average Common Shares Outstanding:
Basic	7,706,407	7,728,328
Diluted	7,761,811	7,748,453
Dividends per common share	$0.64	$0.56

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2021	2020
Net income	$26,586	$5,904
Other comprehensive income (loss):
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on available for sale securities	(1,404)	2,355
Reclassification adjustment for gains realized in net income	—	—
Net change in unrealized (losses) gains	(1,404)	2,355
Income tax benefit (expense)	311	(539)
Unrealized (losses) gains on securities, net of tax	(1,093)	1,816
Unrealized gains (losses) on interest rate swaps:
Unrealized gains (losses) on interest rate swaps	10,415	(12,876)
Income tax (expense) benefit	(2,308)	3,001
Unrealized gains (losses) on interest rate swaps, net of tax	8,107	(9,875)
Total other comprehensive income (loss), net of tax	7,014	(8,059)
Comprehensive income (loss)	$33,600	$(2,155)

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2020	7,868,803	$120,589	$69,324	$(7,516)	$182,397
Net income	—	—	5,904	—	5,904
Other comprehensive loss, net of tax	—	—	—	(8,059)	(8,059)
Cash dividends declared ($0.56 per share)	—	—	(4,389)	—	(4,389)
Stock-based compensation expense	—	1,770	—	—	1,770
Issuance of restricted stock	109,199	—	—	—	—
Forfeitures of restricted stock	(1,725)	—	—	—	—
Stock options exercised	1,500	16	—	—	16
Repurchase of common stock	(58,499)	(1,037)	—	—	(1,037)
Balance at December 31, 2020	7,919,278	121,338	70,839	(15,575)	176,602
Net income	—	—	26,586	—	26,586
Other comprehensive income, net of tax	—	—	—	7,014	7,014
Cash dividends declared ($0.64 per share)	—	—	(5,025)	—	(5,025)
Stock-based compensation expense	—	1,834	—	—	1,834
Issuance of restricted stock	71,308	—	—	—	—
Forfeitures of restricted stock	(150)	—	—	—	—
Stock options exercised	3,500	53	—	—	53
Repurchase of common stock	(190,770)	(5,077)	—	—	(5,077)
Balance at December 31, 2021	7,803,166	$118,148	$92,400	$(8,561)	$201,987

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net income	$26,586	$5,904
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of premiums and discounts on investment securities	230	95
(Credit) provision for loan losses	(57)	7,605
Provision (credit) for deferred income taxes	1,698	(3,516)
Change in fair value of marketable equity securities	63	(54)
Depreciation and amortization	3,583	3,276
Impairment of right-of-use asset	—	280
Amortization of debt issuance costs	265	52
Change in valuation allowance of right-of-use asset	(280)	—
Increase in cash surrender value of bank-owned life insurance	(1,023)	(967)
Gains and fees from sales of loans	(2,692)	(43)
Stock-based compensation	1,834	1,770
Net amortization of purchase accounting adjustments	76	138
Loss on sale of premises and equipment	498	35
Gain on sale and write-downs of other real estate owned, net	—	(19)
Write down of assets held for sale	—	1,652
Net change in:
Deferred loan fees	(134)	809
Accrued interest receivable	(933)	(620)
Other assets	9,231	(19,582)
Accrued expenses and other liabilities	(4,387)	1,673
Net cash provided by (used in) operating activities	34,558	(1,512)
Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	15,599	14,522
Proceeds from principal repayments on held to maturity securities	4,779	238
Net proceeds from sales and calls of available for sale securities	10,000	2,200
Purchases of available for sale securities	(28,834)	(20,636)
Purchases of marketable equity securities	(24)	(35)
Purchases of held to maturity securities	(4,736)	—
Purchases of bank-owned life insurance	(5,500)	—
Net increase in loans	(273,304)	(21,426)
Loan principal sold from loans not originated for sale	(20,625)	(2,265)
Proceeds from sales of loans not originated for sale	23,317	2,307
Disposals of premises and equipment, net	4,257	3,337
Reduction (purchase) of Federal Home Loan Bank stock	5,046	(385)
Proceeds from sale of other real estate owned	—	199
Net cash used in investing activities	(270,025)	(21,944)

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc. Consolidated Statements of Cash Flows - Continued (In thousands)
Cash flows from financing activities
Net change in time certificates of deposit	$(169,971)	$89
Net change in other deposits	466,653	335,324
Net change in FHLB advances	(125,000)	25,000
Proceeds from exercise of options	53	16
Issuance of subordinated debt	34,418	—
Retirement of subordinated debt	(25,500)	—
Dividends paid on common stock	(5,025)	(4,389)
Repurchase of common stock	(5,077)	(1,037)
Net cash provided by financing activities	170,551	355,003
Net (decrease) increase in cash and cash equivalents	(64,916)	331,547
Cash and cash equivalents:
Beginning of year	409,598	78,051
End of period	$344,682	$409,598
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$14,006	$23,044
Income taxes	5,091	4,030
Noncash investing and financing activities
Loans transferred to other real estate owned	$—	$180
Premises and equipment transferred to held for sale	—	4,265
Net change in unrealized losses or gains on available-for-sale securities	(1,404)	2,355
Net change in unrealized losses or gains on interest rate swaps	10,415	(12,876)
Establishment of right-of-use-asset and lease liability	11,884	169
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
Premises and Equipment
Premises and equipment are stated at cost, net of accumulated depreciation and amortization. Leasehold improvements are capitalized and amortized over the shorter of the terms of the related leases or the estimated economic lives of the improvements. Capitalized software development costs are amortized on a straight-line basis over the estimated useful life of the software. Depreciation and amortization is charged to operations using the straight-line method over the estimated useful lives of the related assets which range from three to thirty-nine years. Gains and losses on dispositions are recognized upon realization. Maintenance and repairs are expensed as incurred and improvements are capitalized.
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
In the ordinary course of business there is inherent uncertainty in quantifying the Company’s income tax positions. Income tax positions and recorded tax benefits assessed for all years are subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have determined the amount of the tax benefit to be recognized by estimating the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company has $265 thousand and $394 thousand of liabilities for uncertain tax positions at December 31, 2021 and 2020, respectively. Where applicable, associated interest and penalties have also been recognized. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.
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
Comprehensive Income
Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives accounted for as cash flow hedges. The Company’s total comprehensive income or loss for the years ended December 31, 2021 and 2020 is reported in the Consolidated Statements of Comprehensive Income.
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at either December 31, 2021 or December 31, 2020. The estimated fair value amounts have been measured as of the respective period-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.
Derivative Instruments
The effective portion of unrealized changes in the fair value of derivatives accounted for as cash flow hedges is reported in other comprehensive income and subsequently reclassified to earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The Bank assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. The interest rate swap assets are presented in other assets and the interest rate swap liabilities are presented in accrued expenses and other liabilities in the consolidated balance sheets. The hedge strategy converts the contractually specified interest rate on short-term rolling FHLB advances or brokered deposits to long-term fixed interest rates, thereby protecting the Bank from interest rate variability. The Company does not offset derivative assets and derivative liabilities for financial statement presentation purposes.
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

2.    Shareholders’ Equity
Common Stock
The Company has 10,000,000 shares authorized and 7,803,166 shares issued and outstanding at December 31, 2021 and 10,000,000 shares authorized and 7,919,278 shares issued and outstanding at December 31, 2020. The Company's stock is traded on the NASDAQ stock market under the ticker symbol BWFG.
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
Issuer Purchases of Equity Securities
On December 19, 2018, the Company's Board of Directors authorized a share repurchase program of up to 400,000 shares of the Company's Common Stock. On October 27, 2021, the Company's Board of Directors authorized the repurchase of an additional 200,000 shares under its existing share repurchase program. The Company intends to accomplish the share repurchases through open market transactions, though the Company could accomplish repurchases through other means, such as privately negotiated transactions. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The share repurchase plan does not obligate the Company to acquire any particular amount of Common Stock, and it may be modified or suspended at any time at the Company's discretion. During the year ended December 31, 2021, the Company purchased 190,770 shares of its Common Stock at a weighted average price of $26.62 per share. During the year ended December 31, 2020, the Company purchased 58,499 shares of its Common Stock at a weighted average price of $17.69 per share.

3.    Goodwill and other intangible assets
Information on goodwill for the years ended December 31, 2021 and 2020 is as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
	(In thousands)
Balance, beginning of the period	$2,589	$2,589
Impairment	—	—
Balance, end of the period	$2,589	$2,589

The Company tests for goodwill impairment annually as of June 30th. No impairment was required to be recorded on goodwill in 2021 or 2020.
The table below provides information regarding the carrying amounts and accumulated amortization of amortized intangible assets as of the dates set forth below. The intangible asset was fully amortized as of December 31, 2021.

	Gross Intangible Asset	Accumulated Amortization	Net Intangible Asset
	(In thousands)
December 31, 2021
Core deposit intangible	$1,029	$1,029	$—
December 31, 2020
Core deposit intangible	$1,029	$953	$76

Amortization expense related to the core deposit intangible totaled $0.1 million for each of the years ended December 31, 2021 and 2020.

4.    Investment Securities
The amortized cost, gross unrealized gains and losses and fair values of available for sale and held to maturity securities segregated by contractual maturity at December 31, 2021 were as follows:

	December 31, 2021
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Due from one through five years	$25,747	$3	$(181)	$25,569
Due from five through ten years	16,540	866	—	17,406
Due after ten years	31,284	988	(58)	32,214
Total U.S. Government and agency obligations	73,571	1,857	(239)	75,189

Corporate bonds
Due from five through ten years	13,000	429	(10)	13,419
Due after ten years	1,500	90	—	1,590
Total Corporate bonds	14,500	519	(10)	15,009

Total available for sale securities	$88,071	$2,376	$(249)	$90,198

Held to maturity securities:
State agency and municipal obligations
Due after ten years	$15,998	$2,601	$(206)	$18,393

Government-sponsored mortgage backed securities
No contractual maturity	45	7	—	52
Total held to maturity securities	$16,043	$2,608	$(206)	$18,445

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
There were no sales of investment securities during the years ended December 31, 2021 or December 31, 2020.
At December 31, 2021 and December 31, 2020, none of the Company's securities were pledged as collateral with the Federal Home Loan Bank ("FHLB") or any other institution.
As of December 31, 2021, the actual duration of the Company's available for sale securities were significantly shorter than the notional maturities.
At December 31, 2021, the Company held marketable equity securities with a fair value of $2.2 million and an amortized cost of $2.1 million. At December 31, 2020, the Company held marketable equity securities with a fair value of $2.2 million and an amortized cost of $2.1 million. These securities represent an investment in mutual funds that have a primary objective to make investments for CRA purposes.
There were seven investment securities as of December 31, 2021, in which the fair value of the security was less than the amortized cost of the security. There were no such investment securities as of December 31, 2020.
The following table provides information regarding investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2021:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)
December 31, 2021
U.S. Government and agency obligations	$28,121	$(239)	0.84%	$—	$—	—%	$28,121	$(239)	0.84%
Corporate bonds	2,990	(10)	0.35	—	—	—	2,990	(10)	0.35
State agency and municipal obligations	4,443	(206)	4.44	—	—	—	4,443	(206)	4.44
Total investment securities	$35,554	$(455)	1.27%	$—	$—	—%	$35,554	$(455)	1.27%

The U.S. Government and agency obligations owned are either direct obligations of the U.S. Government or guaranteed by the U.S. Government. Therefore, the contractual cash flows are guaranteed and as a result the unrealized losses in this portfolio are considered to be only temporarily impaired.
The Company continually monitors its corporate bond, state agency and municipal bond portfolios and at this time these portfolios have minimal default risk because corporate, state agency and municipal bonds are all rated investment grade or deemed to be of investment grade quality.
The Company has the intent and ability to retain its investment securities in an unrealized loss position at December 31, 2021 until the decline in value has recovered or the security has matured.

5.    Loans Receivable and Allowance for Loan Losses
The following table sets forth a summary of the loan portfolio at December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
	(In thousands)
Real estate loans:
Residential	$79,987	$113,557
Commercial	1,356,709	1,148,383
Construction	98,341	87,007
	1,535,037	1,348,947
Commercial business(1)	350,975	276,601
Consumer	8,869	79
Total loans	1,894,881	1,625,627
Allowance for loan losses	(16,902)	(21,009)
Deferred loan origination fees, net	(2,812)	(2,946)
Loans receivable, net	$1,875,167	$1,601,672
(1) The December 31, 2021 and December 31, 2020 balance includes $0.2 million and $34.8 million, respectively, of Paycheck Protection Program ("PPP") loans made under the CARES Act.
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
Allowance for loan losses
The following tables set forth the activity in the Company’s allowance for loan losses for the years ended December 31, 2021 and December 31, 2020, by portfolio segment:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
For the Year Ended December 31, 2021
Beginning balance	$610	$16,425	$221	$3,753	$—	$21,009
Charge-offs	—	(3,977)	—	(77)	(39)	(4,093)
Recoveries	—	—	—	30	13	43
(Credits) provisions	(106)	303	(217)	(116)	79	(57)
Ending balance	$504	$12,751	$4	$3,590	$53	$16,902

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
For the Year Ended December 31, 2020
Beginning balance	$730	$10,551	$324	$1,903	$1	$13,509
Charge-offs	—	—	—	(83)	(40)	(123)
Recoveries	—	15	—	—	3	18
(Credits) provisions	(120)	5,859	(103)	1,933	36	7,605
Ending balance	$610	$16,425	$221	$3,753	$—	$21,009

Loans evaluated for impairment and the related allowance for loan losses as of December 31, 2021 and December 31, 2020 were as follows:

	Portfolio	Allowance
	(In thousands)
December 31, 2021
Loans individually evaluated for impairment:
Residential real estate	$4,150	$261
Commercial real estate	29,666	2,520
Construction	8,997	—
Commercial business	4,368	87
Subtotal	47,181	2,868
Loans collectively evaluated for impairment:
Residential real estate	75,837	243
Commercial real estate	1,327,043	10,231
Construction	89,344	4
Commercial business	346,607	3,503
Consumer	8,869	53
Subtotal	1,847,700	14,034
Total	$1,894,881	$16,902

	Portfolio	Allowance
	(In thousands)
December 31, 2020
Loans individually evaluated for impairment:
Residential real estate	$4,604	$—
Commercial real estate	37,579	4,960
Construction	8,997	—
Commercial business	6,507	85
Subtotal	57,687	5,045
Loans collectively evaluated for impairment:
Residential real estate	108,953	610
Commercial real estate	1,110,804	11,465
Construction	78,010	221
Commercial business	270,094	3,668
Consumer	79	—
Subtotal	1,567,940	15,964
Total	$1,625,627	$21,009
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
The following tables present credit risk ratings by loan segment as of December 31, 2021 and December 31, 2020:

	Commercial Credit Quality Indicators
	December 31, 2021				December 31, 2020
	Commercial Real Estate	Construction	Commercial Business	Total	Commercial Real Estate	Construction	Commercial Business	Total
	(In thousands)
Pass	$1,307,992	$89,344	$345,153	$1,742,489	$1,105,825	$78,010	$269,728	$1,453,563
Special mention	19,051	—	1,454	20,505	12,560	—	2,055	14,615
Substandard	29,255	8,997	2,847	41,099	29,998	8,997	3,247	42,242
Doubtful	411	—	1,521	1,932	—	—	1,571	1,571
Loss	—	—	—	—	—	—	—	—
Total loans	$1,356,709	$98,341	$350,975	$1,806,025	$1,148,383	$87,007	$276,601	$1,511,991

	Residential and Consumer Credit Quality Indicators
	December 31, 2021			December 31, 2020
	Residential Real Estate	Consumer	Total	Residential Real Estate	Consumer	Total
	(In thousands)
Pass	$75,692	$8,869	$84,561	$108,953	$79	$109,032
Special mention	145	—	145	713	—	713
Substandard	3,975	—	3,975	3,714	—	3,714
Doubtful	175	—	175	177	—	177
Loss	—	—	—	—	—	—
Total loans	$79,987	$8,869	$88,856	$113,557	$79	$113,636

Loan portfolio aging analysis
When a loan is 15 days past due, the Company sends the borrower a late notice. The Company attempts to contact the borrower by phone if the delinquency is not corrected promptly after the notice has been sent. When the loan is 30 days past due, the Company mails the borrower a letter reminding the borrower of the delinquency, and attempts to contact the borrower personally to determine the reason for the delinquency and ensure the borrower understands the terms of the loan. If necessary, after the 90th day of delinquency, the Company may take other appropriate legal action. A summary report of all loans 30 days or more past due is provided to the Board of Directors of the Company periodically. Loans greater than 90 days past due are generally put on nonaccrual status. A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt. A loan is considered to be no longer delinquent when timely payments are made for a period of at least six months (one year for loans providing for quarterly or semi-annual payments) by the borrower in accordance with the contractual terms. Loans that are granted payment deferrals under the CARES Act are not required to be reported as past due or placed on non-accrual status if the criteria under section 4013 of the CARES Act are met. As of December 31, 2021, no loans remained on active deferral under the CARES Act.
The following tables set forth certain information with respect to the Company's loan portfolio delinquencies by portfolio segment as of December 31, 2021 and December 31, 2020:

	December 31, 2021
	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$873	$—	$878	$1,751	$78,236	$79,987
Commercial real estate	2,186	10,500	4,244	16,930	1,339,779	1,356,709
Construction	—	—	8,997	8,997	89,344	98,341
Commercial business	1,995	1,483	1,469	4,947	346,028	350,975
Consumer	—	3	—	3	8,866	8,869
Total loans	$5,054	$11,986	$15,588	$32,628	$1,862,253	$1,894,881

	December 31, 2020
	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$245	$—	$177	$422	$113,135	$113,557
Commercial real estate	1,305	193	2,541	4,039	1,144,344	1,148,383
Construction	8,997	—	—	8,997	78,010	87,007
Commercial business	45	55	1,526	1,626	274,975	276,601
Consumer	—	—	—	—	79	79
Total loans	$10,592	$248	$4,244	$15,084	$1,610,543	$1,625,627
There were two loans, totaling $1.1 million, delinquent greater than 90 days and still accruing interest as of December 31, 2021. The delinquencies for these particular loans was a result of an administrative delay. There were no loans delinquent greater than 90 days and still accruing interest as of December 31, 2020.
Loans on nonaccrual status
The following is a summary of nonaccrual loans by portfolio segment as of December 31, 2021 and December 31, 2020:

	December 31,
	2021	2020
	(In thousands)
Residential real estate	$2,380	$1,492
Commercial real estate	3,482	21,093
Commercial business	1,728	1,834
Construction	8,997	8,997
Total	$16,587	$33,416
Interest income on loans that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the years ended December 31, 2021 and 2020 was $0.9 million and $0.8 million, respectively.

There was $62 thousand and no interest income recognized on these loans for the year ended December 31, 2021 and 2020, respectively.
At December 31, 2021 and December 31, 2020, there were no commitments to lend additional funds to borrowers on nonaccrual status. Nonaccrual loans with no specific reserve totaled $14.2 million and $17.5 million at December 31, 2021 and December 31, 2020, respectively.

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
The following tables summarize impaired loans by portfolio segment and the average carrying amount and interest income recognized on impaired loans by portfolio segment as of December 31, 2021 and December 31, 2020:

	As of and for the Year Ended December 31, 2021
	Carrying Amount	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$1,851	$2,038	$—	$1,885	$—
Commercial real estate	8,338	8,698	—	8,367	509
Construction	8,997	8,997	—	8,997	—
Commercial business	1,938	2,582	—	2,002	25
Total impaired loans without a valuation allowance	21,124	22,315	—	21,251	534
Impaired loans with a valuation allowance:
Residential real estate	2,299	2,304	261	2,337	65
Commercial real estate	21,328	21,367	2,520	22,139	552
Commercial business	2,430	2,429	87	2,719	93
Total impaired loans with a valuation allowance	26,057	26,100	2,868	27,195	710
Total impaired loans	$47,181	$48,415	$2,868	$48,446	$1,244

	As of and for the Year Ended December 31, 2020
	Carrying Amount	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$3,891	$4,108	$—	$3,985	$89
Commercial real estate	8,964	9,282	—	9,246	149
Construction	8,997	8,997	—	8,997	—
Commercial business	1,899	2,512	—	1,971	19
Total impaired loans without a valuation allowance	23,751	24,899	—	24,199	257
Impaired loans with a valuation allowance:
Commercial real estate	21,035	21,049	4,960	20,852	283
Commercial business	2,920	2,922	85	2,965	—
Total impaired loans with a valuation allowance	23,955	23,971	5,045	23,817	283
Total impaired loans	$47,706	$48,870	$5,045	$48,016	$540

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
Loans classified as TDRs totaled $25.8 million at December 31, 2021 and $9.1 million at December 31, 2020. The following table provides information on loans that were modified as TDRs during the periods presented:

			Outstanding Recorded Investment
	Number of Loans		Pre-Modification		Post-Modification
	2021	2020	2021	2020	2021	2020
	(Dollars in thousands)
Years ended December 31,
Commercial real estate	2	—	$13,534	$—	$13,570	$—
Residential real estate	2	—	764	—	764	—
Commercial business	1	—	2,567	—	2,655	—
Total	5	—	$16,865	$—	$16,989	$—

At December 31, 2021 and December 31, 2020, there were five nonaccrual loans identified as TDRs totaling $2.0 million and three nonaccrual loans identified as TDRs totaling $1.4 million, respectively.
There were no loans modified in a troubled debt restructuring that re-defaulted during the year ended December 31, 2021 or December 31, 2020.
The following table provides information on how loans were modified as a TDR for the years ended December 31, 2021 and December 31, 2020.

	December 31,
	2021	2020
	(In thousands)
Rate concession	$3,168	$—
Maturity, rate and payment concession	13,057	—
Payment concession	764	—
Total	$16,989	$—

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

6. Premises and Equipment
At December 31, 2021 and December 31, 2020, premises and equipment consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Land	$850	$850
Building	2,734	9,866
Right-of-use asset	14,389	8,591
Leasehold improvements	7,133	5,418
Furniture and fixtures	2,517	2,954
Equipment and software	3,700	3,581
Automobiles	67	67
Premises and equipment, gross	31,390	31,327
Accumulated depreciation and amortization	(5,802)	(9,565)
Premises and equipment, net	$25,588	$21,762
For the years ended December 31, 2021 and December 31, 2020, depreciation and amortization expense related to premises and equipment totaled $3.6 million and $3.3 million, respectively. For the years ended December 31, 2021 and December 31, 2020, depreciation and amortization expense includes amortization of the right-of-use-asset, totaling $1.6 million and $1.4 million, respectively.

7.    Leases
As of December 31, 2021, the Company leases real estate for eight branch offices under various operating lease agreements. The branch leases have maturities ranging from 2022 to 2031, some of which include options to extend the lease term. The Company is not reasonably certain to exercise these renewal options, and as a result, these optional periods are not included in determining the lease term. The weighted average remaining life of the lease term for these leases was 7.5 years as of December 31, 2021. In addition, the Company’s new headquarter building (included in premises and equipment) has a remaining lease life of 9.8 years as of December 31, 2021. The lease commencement date was March 15, 2021 for the Company's new headquarter building.

The Company utilized a weighted average discount rate of 5.5% in determining the lease liability for its branch locations and a discount rate of 4.5% for its headquarter building.

The total fixed operating lease costs were $3.0 million and $2.3 million for the years ended December 31, 2021 and December 31, 2020, respectively. The total variable operating lease costs were $0.1 million for each of the years ended December 31, 2021 and December 31, 2020. The right-of-use-asset, included in premises and equipment, net was $14.4 million as of December 31, 2021 and the corresponding lease liability, included in accrued expenses and other liabilities was $15.2 million as of December 31, 2021.

Future minimum lease payments as of December 31, 2021 are as follows:

December 31, 2021
(In thousands)
2022	$2,255
2023	2,135
2024	2,023
2025	1,991
2026	2,015
Thereafter	8,458
Total	$18,877

A reconciliation of the undiscounted cash flows in the maturity table above and the lease liability recognized in the consolidated balance sheet as of December 31, 2021, is shown below:

December 31, 2021
(In thousands)
Undiscounted cash flows	$18,877
Discount effect of cash flows	(3,712)
Lease liability	$15,165

8.    Other Assets
The components of other assets as of December 31, 2021 and December 31, 2020 are summarized below:

	December 31, 2021	December 31, 2020
	(In thousands)
Deferred compensation	$3,667	$2,121
Servicing assets, net of valuation allowance	818	628
Derivative assets	3,628	4,444
Collateral posted related to interest rate swaps	15,845	28,205
Assets held for sale	2,268	2,613
Other	6,482	4,759
Total Other Assets	$32,708	$42,770

Deferred compensation
The Company has a non-qualified deferred compensation plan for the Board of Directors that allows for the deferral of fees earned related to services rendered for the Company. The deferred compensation balance increased $1.5 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by an appreciation in fair market value and participant contributions.
Loan servicing
The Bank sells loans in the secondary market and retains the right to service many of these loans. The Bank earns fees for the servicing provided. Loans serviced for others are not included in the accompanying consolidated balance sheets. The balance of loans serviced for others was $111.6 million and $109.4 million at December 31, 2021 and December 31, 2020, respectively. The risks inherent in servicing assets relate primarily to changes in the timing of prepayments that result from shifts in interest rates. The significant assumptions used in the valuation at December 31, 2021 for servicing assets included a discount rate of 10% and prepayment speed assumptions ranging from 3% to 17%. The significant assumptions used in the valuation at December 31, 2020 for servicing assets included a discount rate of 10% and prepayment speed assumptions ranging from 3% to 16%.
The carrying value of loan servicing rights was $0.8 million and $0.6 million as of December 31, 2021 and December 31, 2020, respectively.

The following table presents the changes in carrying value for loan servicing assets:

	December 31, 2021	December 31, 2020
	(In thousands)
Loan servicing rights:
Balance at beginning of year	$628	$978
Servicing rights capitalized	457	16
Servicing rights amortized	(149)	(128)
Servicing rights disposed	(166)	(338)
Change in valuation allowance	48	100
Balance at end of year	$818	$628

Included in accrued expenses and other liabilities as of December 31, 2021 and December 31, 2020, respectively, are $14 thousand and $21 thousand for loan servicing liabilities related to loans serviced for others for which the Company does not receive a servicing fee.
Assets held for sale
For the year ended December 31, 2021, the assets held for sale balance of $2.3 million consists of a former Bank office building. Upon the transfer to held for sale, the asset was written down to its fair market value, less costs to sell, and a charge of $1.7 million was recognized for the year ended December 31, 2020. The asset was further impaired for the year ended December 31, 2021, and a charge of $0.3 million was recognized. The impairment charge is included in occupancy and equipment expense on the consolidated statements of income. The asset held for sale is included in other assets on the consolidated balance sheets.

9.    Deposits
At December 31, 2021 and December 31, 2020, deposits consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Noninterest bearing demand deposit accounts	$398,956	$270,235
Interest bearing accounts:
NOW	119,479	101,737
Money market	954,674	669,364
Savings	193,631	158,750
Time certificates of deposit	457,258	627,230
Total interest bearing accounts	1,725,042	1,557,081
Total deposits	$2,123,998	$1,827,316

Maturities of time certificates of deposit as of December 31, 2021 and December 31, 2020 are summarized below:

	December 31,
	2021	2020
	(In thousands)
2021	$—	$418,117
2022	167,147	50,425
2023	179,520	128,495
2024	110,449	30,160
2025	33	33
2026	109	—
Total	$457,258	$627,230

The aggregate amount of individual certificate accounts, including brokered deposits with balances of $250,000 or more, were approximately $305.7 million and $353.7 million at December 31, 2021 and December 31, 2020, respectively.
Brokered certificate of deposits totaled $249.4 million and $238.9 million at December 31, 2021 and December 31, 2020, respectively. There were no certificates of deposits from national listing services at December 31, 2021. Certificates of deposits from national listing services totaled $18.4 million at December 31, 2020. Brokered money market accounts totaled $104.0 million and $13.5 million at December 31, 2021 and 2020, respectively.
The following table summarizes interest expense by account type for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
	(In thousands)
NOW	$198	$141
Money market	4,042	4,071
Savings	413	1,368
Time certificates of deposit	5,790	12,600
Total interest expense on deposits	$10,443	$18,180

10.    Federal Home Loan Bank Advances and Other Borrowings
The following is a summary of FHLB advances with maturity dates and weighted average rates at December 31, 2021 and December 31, 2020:

	December 31,
	December 31, 2021		December 31, 2020
	Amount Due	Weighted Average Rate(1)	Amount Due	Weighted Average Rate(1)
	(Dollars in thousands)
Year of Maturity:
2021	$—	—%	$175,000	1.84%
2022	50,000	1.81	—	—
Total advances	$50,000	1.81%	$175,000	1.84%
(1) The Company's FHLB borrowings are subject to longer term swap agreements and the weighted average rate reflects the all in swap rate under these long term swap agreements.
$50 million of the above mentioned FHLB advances as of December 31, 2021 were subject to interest rate swap transactions and $175 million of the above mentioned FHLB advances as of December 31, 2020 were subject to interest rate swap transactions, see Note 18.
Interest expense on FHLB advances totaled $1.4 million and $3.1 million for the years ended December 31, 2021 and December 31, 2020, respectively.
The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At December 31, 2021, the Company had pledged eligible loans with a book value of $657.1 million as collateral to support borrowing capacity at the FHLB of Boston. As of December 31, 2021, the Company has immediate availability to borrow an additional $349.1 million based on qualified collateral.
At December 31, 2021, the Bank had a secured letter of credit with the FHLB and unsecured lines of credit with Atlantic Community Bankers Bank, Zions Bank and Texas Capital Bank. The total letter or line of credit and the amount outstanding at December 31, 2021 is summarized below:

	December 31, 2021
	Total Letter or Line of Credit	Total Outstanding
	(In thousands)
FHLB	$20,000	$—
Atlantic Community Bankers Bank	12,000	—
Zions Bank	25,000	—
Texas Capital Bank	5,000	—
Total	$62,000	$—

Federal Home Loan Bank Stock
As a member of the FHLB, the Bank is required to maintain investments in their capital stock. The Bank owned 28,140 shares and 78,596 shares at December 31, 2021 and December 31, 2020, respectively. There is no ready market or quoted market values for the stock and as such is classified as restricted stock. The shares have a par value of $100 and are carried on the consolidated balance sheets at cost, and evaluated for impairment, as the stock is only redeemable at par subject to the redemption practices of the FHLB.
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
Management evaluated the stock and concluded that the stock was not impaired as of December 31, 2021 or December 31, 2020.

11.    Subordinated Debentures
On August 19, 2015, the Company completed a private placement of $25.5 million in aggregate principal amount of fixed rate subordinated notes (the “Notes”) to certain institutional investors. The Notes were non-callable for five years, had a stated maturity of August 15, 2025, and bore interest at a quarterly pay fixed rate of 5.75% per annum to the maturity date. The Notes became callable, in part or in whole, beginning August 2020. On May 15, 2021, the Company repaid $10.0 million of the 2015 Notes and on November 15, 2021, the Company repaid the remaining $15.5 million of the 2015 Notes.
On October 14, 2021, the Company completed a private placement of a $35.0 million fixed-to-floating rate subordinated note (the “2021 Note”) to an institutional accredited investor. The Company used the net proceeds to repay the 2015 Notes and intends to use the remaining proceeds for general corporate purposes.
The 2021 Note bears interest at a fixed rate of 3.25% per year until October 14, 2026. Thereafter, the interest rate will reset quarterly at a variable rate equal to the then current three-month term SOFR plus 233 basis points. The 2021 Note has a stated maturity of October 15, 2031 and is non-callable for five years. Beginning October 15, 2026, the Company may redeem the 2021 Note, in whole or in part, at its option. The 2021 Note is not redeemable at the option of the holder.
The Company incurred certain costs associated with the issuance of its subordinated debt. The Company capitalized these costs and they have been presented within subordinated debentures on the consolidated balance sheets. At December 31, 2021 and 2020, unamortized debt issuance costs were $0.6 million and $0.2 million, respectively. Debt issuance costs amortize over the expected life of the related debt. For the years ended December 31, 2021 and 2020 the amortization expense for debt issuance costs were $0.3 million and $0.1 million, respectively, and were recognized as an increase to interest expense on borrowings within the consolidated statements of income.
The Company recognized $1.2 million and $1.5 million in interest expense related to its subordinated debt for the years ended December 31, 2021 and 2020, respectively.

12.    Commitments and Contingencies
Leases
As of December 31, 2021, the Company leases real estate for eight branch offices under various operating lease agreements. The branch leases have maturities ranging from 2022 to 2031, some of which include options to extend the lease term. Reference Note 7 for further detail.
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

Financial instruments whose contract amounts represented credit risk at December 31, 2021 and December 31, 2020 were as follows:

	December 31,
	2021	2020
	(In thousands)
Commitments to extend credit:
Loan commitments	$266,915	$114,574
Undisbursed construction loans	125,700	117,457
Unused home equity lines of credit	4,254	5,029
	$396,869	$237,060
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
These commitments subject the Company to potential exposure in excess of amounts recorded in the financial statements, and therefore, management maintains a specific reserve for unfunded credit commitments. This reserve is reported as a component of accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. The reserve for unfunded commitments totaled $170 thousand at December 31, 2021 and $90 thousand at December 31, 2020.
As of December 31, 2021, the Bank had a remaining capital commitment of $3.6 million to two Small Business Investment Companies ("SBIC"). One of these lending funds represents a related party business entity associated with one of the Company's Directors. Contributions to these funds represent an equity investment for the Company. In addition, as of December 31, 2021, the Bank had a commitment of $0.1 million, payable evenly over two years, to a non-profit business.

13.    Income Taxes
The components of income tax expense for the years ended December 31, 2021 and December 31, 2020 consisted of:

	December 31,
	2021	2020
	(In thousands)
Current provision:
Federal	$5,023	$4,295
State	553	618
Total current	5,576	4,913
Deferred provision (credit):
Federal	1,655	(3,071)
State	44	(445)
Total deferred	1,699	(3,516)

Total income tax expense	$7,275	$1,397

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
A reconciliation of the anticipated income tax expense, computed by applying the statutory federal income tax rate of 21% for the years ended December 31, 2021 and December 31, 2020 to the income before income taxes, to the amount reported in the consolidated statements of income for the years ended December 31, 2021 and December 31, 2020 was as follows:

	December 31,
	2021	2020
	(In thousands)
Income tax expense at statutory federal rate	$7,111	$1,533
State tax expense	597	174
Income exempt from tax	(366)	(345)
Stock compensation	28	101
Deferred director fees	(20)	2
Other items, net	(75)	(68)
Income tax expense	$7,275	$1,397

At December 31, 2021 and December 31, 2020, the components of deferred tax assets and liabilities were as follows:

	December 31,
	2021	2020
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$3,829	$4,724
Net operating loss carryforwards	407	444
Deferred fees	1,697	1,433
Deferred director fees	488	341
Start-up costs	41	70
Unrealized loss on derivatives	2,935	5,246
Lease liabilities	3,402	2,009
Other	1,019	1,311
Gross deferred tax assets	13,818	15,578
Deferred tax liabilities:
Deferred expenses	1,066	774
Servicing rights	180	136
Core deposit intangible	—	17
Depreciation	991	309
Unrealized gain on available for sale securities	475	786
Right-of-use-assets	3,228	1,986
Other	257	270
Gross deferred tax liabilities	6,197	4,278
Net deferred tax asset	$7,621	$11,300

A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. Management evaluated its remaining deferred tax assets and believes no valuation allowances were needed at December 31, 2021 or December 31, 2020.
At December 31, 2021, the Company had federal net operating loss carryovers of $1.9 million. The carryovers were transferred to the Company upon the merger with The Wilton Bank. The losses will expire after 2032 and are subject to certain annual limitations which amount to $176 thousand per annum.
Management regularly analyzes their tax positions and at December 31, 2021 management has established a reserve for uncertain tax positions in conjunction with the Company's out of state lending activity. The total reserve for uncertain tax positions totaled $265 thousand as of December 31, 2021. The tax years 2018 and subsequent are subject to examination by federal and state taxing authorities. The statute of limitations has expired on the years before 2018. No examinations are currently in process.
The following table reflects a reconciliation of the beginning and ending balances of the Company’s uncertain tax positions:

	At December 31,
	2021	2020
	(In thousands)
Balance, beginning of year	$394	$269
Net (reductions) additions relating to potential liability with taxing authorities	(129)	125
Balance, end of year	$265	$394

14.    401(K) Profit Sharing Plan
The Company’s employees are eligible to participate in The Bankwell Financial Group, Inc. and its Subsidiaries and Affiliates 401(k) Plan (the “401k Plan”). The 401k Plan covers substantially all employees who are at least 21 years of age. Under the terms of the 401k Plan, participants can contribute up to a certain percentage of their compensation, subject to federal limitations. The Company matches eligible contributions and may make discretionary matching and/or profit sharing contributions. Participants are immediately vested in their contributions and become fully vested in the Company’s contributions after completing five years of service. The Company expensed $275 thousand and $297 thousand related to the 401k Plan during the years ended December 31, 2021 and December 31, 2020, respectively.

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
The following is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	For the Years Ended December 31,
	2021	2020
	(In thousands, except per share data)
Net income	$26,586	$5,904
Dividends to participating securities(1)	(97)	(70)
Undistributed earnings allocated to participating securities(1)	(412)	(23)
Net income for earnings per share calculation	$26,077	$5,811
Weighted average shares outstanding, basic	7,706	7,728
Effect of dilutive equity-based awards(2)	56	20
Weighted average shares outstanding, diluted	7,762	7,748
Net earnings per common share:
Basic earnings per common share	$3.38	$0.75
Diluted earnings per common share	$3.36	$0.75
(1)    Represents dividends paid and undistributed earnings allocated to unvested stock-based awards that contain non-forfeitable rights to dividends.
(2)    Represents the effect of the assumed exercise of stock options and warrants and the vesting of restricted shares, as applicable, utilizing the treasury stock method.

16.    Stock Based Compensation
Equity award plans
The Company has stock options or unvested restricted stock outstanding under three equity award plans, which are collectively referred to as the “Plan.” The current plan under which any future issuances of equity awards will be made is the 2012 BNC Financial Group, Inc. Stock Plan, or the “2012 Plan,” as amended from time-to-time. All equity awards made under the 2012 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of stock options or restricted stock. At December 31, 2021, there were 542,221 shares reserved for future issuance under the 2012 Plan.
Stock options:   The Company accounts for stock options based on the fair value at the date of grant and records an expense over the vesting period of such awards on a straight line basis.

There were no options granted during the years ended December 31, 2021 or December 31, 2020.
A summary of the status of outstanding stock options at December 31, 2021 is presented below:

	December 31, 2021
	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	15,180	$16.82
Exercised	(3,500)	15.00
Options outstanding at end of period	11,680	17.37

Options exercisable at end of period	11,680	17.37
Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. The total intrinsic value of stock options exercised during the years ended December 31, 2021 and December 31, 2020 was $19.0 thousand and $27.0 thousand, respectively.
The range of exercise prices for the 11,680 options exercisable at December 31, 2021 was $15.00 to $17.86 per share. The weighted average remaining contractual life for these options was 1.2 years at December 31, 2021. At December 31, 2021, as all awarded options have vested, all of the outstanding options are exercisable, and the aggregate intrinsic value of these options was $181 thousand.
Restricted stock:   Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.
The following table presents the activity for restricted stock for the year ended December 31, 2021:

	December 31, 2021
	Number of Shares		Weighted Average Grant Date Fair Value
Unvested at beginning of period	163,369	(1)	$26.22
Granted	71,308	(2)	22.77
Vested	(44,168)	(3)	27.75
Forfeited	(150)		33.02
Unvested at end of period	190,359		24.57
(1)    Includes 15,099 shares of performance based restricted stock.
(2)    Includes 18,843 shares of performance based restricted stock.
(3)    Includes 4,480 shares of performance based restricted stock.

The total fair value of restricted stock awards vested during the year ended December 31, 2021 was $1.1 million.
The Company’s restricted stock expense for the years ended December 31, 2021 and December 31, 2020 was $1.8 million and $1.8 million, respectively. At December 31, 2021, there was $3.2 million of unrecognized stock compensation expense for restricted stock, expected to be recognized over a weighted average period of 2.8 years.
Performance based restricted stock:    The Company has 29,462 shares of performance based restricted stock outstanding as of December 31, 2021 pursuant to the Company’s 2012 Stock Plan. The awards vest over a three year service period, provided certain performance metrics are met. The share quantity that ultimately vests can range between 0% and 200%, which is dependent on the degree to which the performance metrics are met. The Company records an expense over the vesting period based on (a) the probability that the performance metric will be met and (b) the fair market value of the Company’s stock at the date of the grant.

17.    Comprehensive Income
Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives. The Company's derivative instruments are utilized to manage economic risks, including interest rate risk. Changes in fair value of the Company's derivatives are primarily driven by changes in interest rates and recognized in other comprehensive income. The

Company's current derivative positions will cause a decrease to other comprehensive income in a falling interest rate environment and an increase in a rising interest rate environment. The Company’s total comprehensive income or loss for the years ended December 31, 2021 and December 31, 2020 is reported in the Consolidated Statements of Comprehensive Income.
The following tables present the changes in accumulated other comprehensive (loss) income by component, net of tax for the years ended December 31, 2021 and December 31, 2020:

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2020	$2,744	$(18,319)	$(15,575)
Other comprehensive (loss) income before reclassifications, net of tax	(1,093)	5,212	4,119
Amounts reclassified from accumulated other comprehensive income, net of tax	—	2,895	2,895
Net other comprehensive (loss) income	(1,093)	8,107	7,014
Balance at December 31, 2021	$1,651	$(10,212)	$(8,561)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2019	$928	$(8,444)	$(7,516)
Other comprehensive income (loss) before reclassifications, net of tax	1,816	(11,481)	(9,665)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	1,606	1,606
Net other comprehensive income ( loss)	1,816	(9,875)	(8,059)
Balance at December 31, 2020	$2,744	$(18,319)	$(15,575)

The following table provides information for the items reclassified from accumulated other comprehensive income or loss:

Accumulated Other Comprehensive Income (Loss) Components	For the Years Ended December 31,		Associated Line Item in the Consolidated Statements Of Income
	2021	2020
	(In thousands)
Derivatives:
Unrealized losses on derivatives	$(3,719)	$(2,094)	Interest expense on borrowings
Tax benefit	824	488	Income tax expense
Net of tax	$(2,895)	$(1,606)

18.    Derivative Instruments
The Company manages economic risks, including interest rate, liquidity, and credit risk by managing the amount, sources, and duration of its funding along with the use of interest rate derivative financial instruments, namely interest rate swaps. The Company does not use derivatives for speculative purposes. As of December 31, 2021, the Company was a party to eight interest rate swaps, designated as hedging instruments, to add stability to interest expense and to manage its exposure to the variability of the future cash flows attributable to the contractually specified interest rates. The notional amount for each swap is $25 million and in each case, the Company has entered into pay-fixed interest rate swaps to convert rolling 90 days Federal Home Loan Bank advances or brokered deposits. As of December 31, 2021, the Company is party to four interest rate swaps not designated as hedging instruments, to minimize interest rate risk exposure with loans to customers.

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
Information about derivative instruments for the years ended December 31, 2021 and December 31, 2020 is as follows:

	As of December 31, 2021
	Derivative Assets			Derivative Liabilities
	Original Notional Amount	Balance Sheet Location	Fair Value	Original Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	$50,000	Other assets	$1,043	$150,000	Accrued expenses and other liabilities	$(14,195)

Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$38,500	Other assets	$2,585	$38,500	Accrued expenses and other liabilities	$(2,585)
(1) Represents interest rate swaps with commercial banking customers, which are offset by derivatives with a third party.

Accrued interest payable related to interest rate swaps as of December 31, 2021 totaled $0.6 million and is excluded from the fair value presented in the table above. The fair value of interest rate swaps in a net liability position, including accrued interest, totaled $13.7 million as of December 31, 2021.

	As of December 31, 2020
	Derivative Assets			Derivative Liabilities
	Original Notional Amount	Balance Sheet Location	Fair Value	Original Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	$—	Other assets	$—	$225,000	Accrued expenses and other liabilities	$(23,567)

Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$38,500	Other assets	$4,444	$38,500	Accrued expenses and other liabilities	$(4,444)
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects to reclassify $2.9 million to interest expense during the next 12 months.
The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. The Company does not offset derivative assets and derivative liabilities for financial statement presentation purposes.
Changes in the consolidated statements of comprehensive income (loss) related to interest rate derivatives designated as hedges of cash flows were as follows for the years ended December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
	(In thousands)
Interest rate swaps designated as cash flow hedges:
Unrealized income (loss) recognized in accumulated other comprehensive (loss) income before reclassifications	$6,696	$(14,970)
Amounts reclassified from accumulated other comprehensive income	3,719	2,094
Income tax (expense) benefit on items recognized in accumulated other comprehensive (loss) income	(2,308)	3,001
Other comprehensive income (loss)	$8,107	$(9,875)
The above unrealized gains and losses are reflective of market interest rates as of the respective balance sheet dates. Generally, a lower interest rate environment will result in a negative impact to comprehensive income whereas a higher interest rate environment will result in a positive impact to comprehensive income.
The following tables summarize gross and net information about derivative instruments that are offset in the Consolidated Balance Sheets at December 31, 2021 and December 31, 2020:

	December 31, 2021
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets	$3,604	$—	$3,604	$217	$—	$3,387
(1) Includes accrued interest payable totaling $24 thousand.

	December 31, 2021
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted(2)	Net Amount
Derivative Liabilities	$17,338	$—	$17,338	$217	$15,845	$1,276
(1) Includes accrued interest payable totaling $558 thousand.

	December 31, 2020
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets	$4,484	$—	$4,484	$—	$—	$4,484
(1) Includes accrued interest receivable totaling $40 thousand

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
The carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments at December 31, 2021 and December 31, 2020 were as follows:

	December 31, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$291,598	$291,598	$291,598	$—	$—
Federal funds sold	53,084	53,084	53,084	—	—
Marketable equity securities	2,168	2,168	2,168	—	—
Available for sale securities	90,198	90,198	25,569	64,629	—
Held to maturity securities	16,043	18,445	—	52	18,393
Loans receivable, net	1,875,167	1,858,661	—	—	1,858,661
Accrued interest receivable	7,512	7,512	—	7,512	—
FHLB stock	2,814	2,814	—	2,814	—
Servicing asset, net of valuation allowance	818	818	—	—	818
Derivative asset	3,628	3,628	—	3,628	—
Assets held for sale	2,268	2,268	—	—	2,268
Financial liabilities:
Noninterest bearing deposits	$398,956	$398,956	$—	$398,956	$—
NOW and money market	1,074,153	1,074,153	—	1,074,153	—
Savings	193,631	193,631	—	193,631	—
Time deposits	457,258	457,759	—	—	457,759
Accrued interest payable	1,234	1,234	—	1,234	—
Advances from the FHLB	50,000	49,996	—	—	49,996
Subordinated debentures	34,441	34,509	—	—	34,509
Servicing liability	14	14	—	—	14
Derivative liability	16,780	16,780	—	16,780	—

	December 31, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$405,340	$405,340	$405,340	$—	$—
Federal funds sold	4,258	4,258	4,258	—	—
Marketable equity securities	2,207	2,207	2,207	—	—
Available for sale securities	88,605	88,605	10,148	78,457	—
Held to maturity securities	16,078	20,032	—	70	19,962
Loans receivable, net	1,601,672	1,605,402	—	—	1,605,402
Accrued interest receivable	6,579	6,579	—	6,579	—
FHLB stock	7,860	7,860	—	7,860	—
Servicing asset, net of valuation allowance	628	628	—	—	628
Derivative asset	4,444	4,444	—	4,444	—
Assets held for sale	2,613	2,613	—	—	2,613
Financial liabilities:
Noninterest bearing deposits	$270,235	$270,235	$—	$270,235	$—
NOW and money market	771,101	771,101	—	771,101	—
Savings	158,750	158,750	—	158,750	—
Time deposits	627,230	631,891	—	—	631,891
Accrued interest payable	1,750	1,750	—	1,750	—
Advances from the FHLB	175,000	174,997	—	—	174,997
Subordinated debentures	25,258	25,447	—	—	25,447
Servicing liability	21	21	—	—	21
Derivative liability	28,011	28,011	—	28,011	—
The following methods and assumptions were used by management in estimating the fair value of its financial instruments:
Cash and due from banks, federal funds sold, accrued interest receivable and accrued interest payable:   The carrying amount is a reasonable estimate of fair value.
Marketable equity securities, available for sale securities and held to maturity securities:   Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The majority of the available for sale securities are considered to be Level 2 as other observable inputs are utilized, such as quoted prices for similar securities. Level 1 investment securities include investments in a U.S. treasury note and in marketable equity securities for which a quoted price is readily available in the market. Level 3 held to maturity securities represent private placement municipal housing authority bonds for which no quoted market price is available. The fair value for these securities is estimated using a discounted cash flow model, using discount rates ranging from 3.3% to 4.6% as of December 31, 2021 and 2.9% to 3.3% as of December 31, 2020. These securities are CRA eligible investments.
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
Off-balance-sheet instruments:   Loan commitments on which the committed interest rate is less than the current market rate are insignificant at December 31, 2021 and December 31, 2020.

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
Financial instruments measured at fair value on a recurring basis
The following table details the financial instruments carried at fair value on a recurring basis at December 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the years ended December 31, 2021 and December 31, 2020.

	Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2021
Marketable equity securities	$2,168	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	25,569	49,620	—
Corporate bonds	—	15,009	—
Derivative asset	—	3,628	—
Derivative liability	—	16,780	—

December 31, 2020
Marketable equity securities	$2,207	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	10,148	66,730	—
Corporate bonds	—	11,727	—
Derivative asset	—	4,444	—
Derivative liability	—	28,011	—
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
The following table details the financial instruments measured at fair value on a nonrecurring basis at December 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2021
Impaired loans	$—	$—	$44,313
Servicing asset, net	—	—	804
Assets held for sale	—	—	2,268
December 31, 2020
Impaired loans	$—	$—	$42,661
Servicing asset, net	—	—	607
Assets held for sale	—	—	2,613

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at December 31, 2021 and December 31, 2020:

	Fair Value	Valuation Methodology	Unobservable Input	Range
	(Dollars in thousands)
December 31, 2021
Impaired loans	$18,548	Appraisals	Discount to appraised value	8.00%
	25,765	Discounted cash flows	Discount rate	3.00–6.75%
	$44,313

Servicing asset, net	$804	Discounted cash flows	Discount rate	10.00%	(1)
			Prepayment rate	3.00-17.00%

Assets held for sale	$2,268	Sale & Income Approach	Adjustment to valuation and cost to sell	N/A

December 31, 2020
Impaired loans	$20,703	Appraisals	Discount to appraised value	8.00–33.00%
	21,958	Discounted cash flows	Discount rate	3.00–12.00%
	$42,661

Servicing asset, net	$607	Discounted cash flows	Discount rate	10.00%	(2)
			Prepayment rate	3.00-16.00%

Assets held for sale	$2,613	Sale & Income Approach	Adjustment to valuation and cost to sell	N/A
(1) Servicing liabilities totaling $14 thousand were valued using a discount rate of 0.8%.
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
Under the current guidelines, banking organizations must have a minimum total risk-based capital ratio of 8.0%, a minimum Tier 1 risk-based capital ratio of 6.0%, a minimum common equity Tier 1 risk-based capital ratio of 4.5%, and a minimum leverage ratio of 4.0% in order to be "adequately capitalized." In addition to these requirements, banking organizations must maintain a capital conservation buffer consisting of common Tier 1 equity in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk-weighted assets, resulting in a requirement for the Company and the Bank to effectively maintain common equity Tier 1, Tier 1 and total capital ratios of 7.0%, 8.5% and 10.5%, respectively. The Company and the Bank must maintain the capital conservation buffer to avoid restrictions on the ability to pay dividends, pay discretionary bonuses, or to engage in share repurchases.
Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.
As of December 31, 2021, the Bank and Company met all capital adequacy requirements to which they are subject. There are no conditions or events since then that management believes have changed this conclusion.
The capital amounts and ratios for the Bank and the Company at December 31, 2021 were as follows:

	Actual Capital		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bankwell Bank
December 31, 2021
Common Equity Tier 1 Capital to Risk-Weighted Assets	$232,106	11.18%	$145,353	7.00%	$134,971	6.50%
Total Capital to Risk-Weighted Assets	249,178	12.00%	218,030	10.50%	207,648	10.00%
Tier I Capital to Risk-Weighted Assets	232,106	11.18%	176,500	8.50%	166,118	8.00%
Tier I Capital to Average Assets	232,106	9.94%	93,392	4.00%	116,740	5.00%
Bankwell Financial Group, Inc.
December 31, 2021
Common Equity Tier 1 Capital to Risk-Weighted Assets	$207,393	9.97%	$145,629	7.00%	N/A	N/A
Total Capital to Risk-Weighted Assets	260,024	12.50%	218,443	10.50%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	207,393	9.97%	176,835	8.50%	N/A	N/A
Tier I Capital to Average Assets	207,393	8.87%	93,534	4.00%	N/A	N/A

The capital amounts and ratios for the Bank and Company at December 31, 2020 were as follows:

	Actual Capital		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bankwell Bank
December 31, 2020
Common Equity Tier 1 Capital to Risk-Weighted Assets	$191,579	11.06%	$121,216	7.00%	$112,558	6.50%
Total Capital to Risk-Weighted Assets	212,588	12.28%	181,825	10.50%	173,166	10.00%
Tier I Capital to Risk-Weighted Assets	191,579	11.06%	147,191	8.50%	138,533	8.00%
Tier I Capital to Average Assets	191,579	8.44%	90,836	4.00%	113,545	5.00%
Bankwell Financial Group, Inc.
December 31, 2020
Common Equity Tier 1 Capital to Risk-Weighted Assets	$189,529	10.93%	$121,408	7.00%	N/A	N/A
Total Capital to Risk-Weighted Assets	230,696	13.30%	182,111	10.50%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	189,529	10.93%	147,423	8.50%	N/A	N/A
Tier I Capital to Average Assets	189,529	8.34%	90,916	4.00%	N/A	N/A
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
Reserve requirements on cash
The Bank was not required to maintain a minimum reserve balance in the Federal Reserve Bank (FRB) at December 31, 2021 or December 31, 2020 as the FRB has waived this requirement due to the COVID-19 pandemic.

22.    Related Party Transactions
In the normal course of business, the Company may grant loans to executive officers, directors and members of their immediate families, as defined, and to entities in which these individuals have more than a 10% equity ownership. Such loans are transacted at terms including interest rates, similar to those available to unrelated customers. Changes in loans outstanding to such related parties during the years ending December 31, 2021 and December 31, 2020 were as follows:

	December 31,
	2021	2020
	(In thousands)
Balance, beginning of year	$30,592	$66
Additional loans	—	30,529
Repayments	(5,176)	(3)
Balance, end of year	$25,416	$30,592
Related party deposits aggregated approximately $53.8 million and $17.4 million at December 31, 2021 and December 31, 2020, respectively.
During the years ended December 31, 2021 and December 31, 2020, the Company paid approximately $13 thousand and $16 thousand, respectively, to related parties for services provided to the Company. The payments were primarily for consulting and legal services.
As of December 31, 2021, the Bank had a $0.8 million investment in a SBIC that represents a related party business entity associated with one of the Company's Directors. Contributions to this fund represent an equity investment for the Company.

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
Condensed financial statements of the Parent Company only are as follows:
Condensed Statements of Financial Condition

	At December 31,
	2021	2020
	(In Thousands)
ASSETS
Cash and due from banks	$9,520	$22,780
Investment in subsidiary	226,700	178,651
Premises and equipment, net	—	3
Deferred income taxes, net	332	205
Other assets	3,667	2,525
Total assets	$240,219	$204,164
LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debentures	$34,441	$25,258
Accrued expenses and other liabilities	3,791	2,304
Shareholders’ equity	201,987	176,602
Total liabilities and shareholders’ equity	$240,219	$204,164
Condensed Statements of Income

	Year Ended December 31,
	2021	2020
	(In Thousands)
Interest income	$27	$16
Dividend income from subsidiary	—	24,600
Total income	27	24,616
Expenses	4,476	4,325
Income before equity in undistributed earnings of subsidiaries	(4,449)	20,291
Equity in undistributed earnings of subsidiaries	31,035	(14,387)
Net Income	$26,586	$5,904

Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2021	2020
	(In Thousands)
Cash flows from operating activities
Net income	$26,586	$5,904
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings	(31,035)	14,387
(Increase) decrease in other assets	(1,142)	327
Increase in deferred income taxes, net	(127)	(18)
Increase (decrease) in other liabilities	1,487	(654)
Stock-based compensation	1,834	1,770
Amortization of debt issuance costs	265	52
Net cash (used in) provided by operating activities	(2,132)	21,768
Cash flows from investing activities
Decrease in premises and equipment, net	3	4
Net cash provided by investing activities	3	4
Cash flows from financing activities
Issuance of subordinated debt	34,418	—
Retirement of subordinated debt	(25,500)	—
Proceeds from exercise of options & warrants	53	16
Dividends paid on common stock	(5,025)	(4,389)
Repurchase of common stock	(5,077)	(1,037)
Capital contribution to Bank	(10,000)	—
Net cash used in financing activities	(11,131)	(5,410)
Net (decrease) increase in cash and cash equivalents	(13,260)	16,362
Cash and cash equivalents:
Beginning of year	22,780	6,418
End of year	$9,520	$22,780
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	—	—
Income taxes	—	—

24. Subsequent Events

The Company's Board of Directors declared a $0.20 per share cash dividend, payable February 24, 2022 to shareholders of record on February 14, 2022, representing an 11% increase when compared to the prior quarter’s dividend.
Subsequent to the year ended December 31, 2021, as of March 7, 2022, the Company purchased 109,564 shares of its Common Stock at a weighted average price of $34.01 per share.

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
Internal Control over Financial Reporting
Bankwell’s management has issued a report on its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. As of December 31, 2021, senior management concluded that Bankwell maintained effective internal control over financial reporting.
There were no changes made in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The report of the Company's management follows.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on management’s assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
In accordance with the rules and regulations of the SEC, management’s report on the design and effectiveness of Bankwell’s system of internal control over financial reporting is not subject to attestation by Bankwell’s independent registered public accounting firm. The SEC rules and regulations applicable to Bankwell only require a report by management. Accordingly, this annual report filed on Form 10-K for the year ended December 31, 2021 does not include an opinion by Bankwell’s independent registered public accounting firm regarding management’s system of internal control over financial reporting.

Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, to be filed with the Commission no later than April 30, 2022.

Item 11.    Executive Compensation
The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, to be filed with the Commission no later than April 30, 2022.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, to be filed with the Commission no later than April 30, 2022.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, to be filed with the Commission no later than April 30, 2022.

Item 14.    Principal Accountant Fees and Services
The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, to be filed with the Commission no later than April 30, 2022.

PART IV
Item 15.    Exhibits, Financial Statement Schedules

(A)(1) FINANCIAL STATEMENTS
The following consolidated financial statements of the Company are included in Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - As of December 31, 2021 and 2020
Consolidated Statements of Income - For the years ended December 31, 2021 and 2020
Consolidated Statements of Comprehensive Income (Loss) - For the years ended December 31, 2021 and 2020
Consolidated Statements of Shareholders' Equity - For the years ended December 31, 2021 and 2020
Consolidated Statements of Cash Flows - For the years ended December 31, 2021 and 2020
Notes to Consolidated Financial Statements
(A)(2) FINANCIAL STATEMENT SCHEDULES
Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or the information was contained elsewhere herein.
(A)(3) EXHIBITS
The exhibits listed in the Exhibit Index in this Form 10-K are filed herewith or are incorporated herein by reference to other SEC filings.

Exhibit Index

Number	Description
Exhibit 3.1	Certificate of Incorporation as amended to date (1)
Exhibit 3.2	Amended and Restated Bylaws (1)
Exhibit 4.1	Description of the Registrant's Common Stock(5)
Exhibit 10.1†	Employment Agreement of Christopher R. Gruseke dated December 29, 2016 (3)
Exhibit 10.2†	2002 Bank Management, Director and Founder Stock Option Plan (1)
Exhibit 10.3†	2006 Bank of New Canaan Stock Option Plan (1)
Exhibit 10.4†	2007 Bank of New Canaan Stock Option and Equity Award Plan (1)
Exhibit 10.5†	2011 BNC Financial Group, Inc. Stock Option and Equity Award Plan (1)
Exhibit 10.6†	2012 BNC Financial Group, Inc. Stock Plan (1)
Exhibit 10.7†	Amendment to the 2012 BNC Financial Group, Inc. Stock Plan (1)
Exhibit 10.8†	BNC Financial Group, Inc. and Affiliates Deferred Compensation Plan for Directors, January 23, 2008(1)
Exhibit 10.9†	Employment Agreement of Penko Ivanov (4)
Exhibit 10.10	Form of Director Indemnification Agreement (2)
Exhibit 10.11	Form of Executive Officer Indemnification Agreement (2)
Exhibit 10.12†	Employment Agreement of Christine Chivily (4)
Exhibit 10.13	Agreement dated February 5, 2020 between Lawrence B. Seidman and Bankwell Financial Group, Inc.(5)
Exhibit 10.14†	Employment Agreement of Matthew McNeill (6)
Exhibit 10.15†	2018 Bankwell Financial Group, Inc. Long-Term Incentive Plan (6)
Exhibit 21.1	Subsidiaries of the Registrant (1)
Exhibit 23.1	Consent of RSM US LLP
Exhibit 31.1	Certification of Christopher R. Gruseke Pursuant to Rule 13a-14(a)
Exhibit 31.2	Certification of Penko Ivanov pursuant to Rule 13a-14(a)
Exhibit 32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from Bankwell Financial Group, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2021, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
(2)    Filed as part of the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed on May 5, 2014.
(3)    Filed as part of the Registrant’s December 31, 2016 Form 10-K.
(4)    Filed as part of the Registrant's June 30, 2018 Form 10-Q.
(5)    Filed as part of the Registrant's December 31, 2019 Form 10-K
(6)    Filed as part of the Registrant's December 31, 2020 Form 10-K

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKWELL FINANCIAL GROUP, INC.
By:	/s/ Christopher R. Gruseke
Christopher R. Gruseke President and Chief Executive Officer
Dated: March 8, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature & Title	Date
/s/ Christopher R. Gruseke	March 8, 2022
Christopher R. Gruseke President, Chief Executive Officer and a Director (principal executive officer)
/s/ Penko Ivanov	March 8, 2022
Penko Ivanov Executive Vice President & Chief Financial Officer (principal financial and accounting officer)
/s/ George P. Bauer	March 8, 2022
George P. Bauer Director
/s/ Gail Brathwaite	March 8, 2022
Gail Brathwaite Director
/s/ Richard Castiglioni	March 8, 2022
Richard Castiglioni Director
/s/ Eric J. Dale	March 8, 2022
Eric J. Dale Director
/s/ Blake S. Drexler	March 8, 2022
Blake S. Drexler Director
/s/ James M. Garnett	March 8, 2022
James M. Garnett Director
/s/ Daniel S. Jones	March 8, 2022
Daniel S. Jones Director
/s/ Todd Lampert	March 8, 2022
Todd Lampert Director
/s/ Victor S. Liss	March 8, 2022
Victor S. Liss Director
/s/ Carl M. Porto	March 8, 2022
Carl M. Porto Director
/s/ Lawrence B. Seidman	March 8, 2022
Lawrence B. Seidman Director