Form 10-Q
period 2022-03-31
Bankwell Financial Group, Inc.
filed 2022-05-06
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

or

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

As of April 30, 2022, there were 7,761,113 shares of the registrant’s common stock outstanding.

Bankwell Financial Group, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
Bankwell Financial Group, Inc.
Consolidated Balance Sheets - (unaudited)
(In thousands, except share data)

	March 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$280,471	$291,598
Federal funds sold	19,022	53,084
Cash and cash equivalents	299,493	344,682

Investment securities
Marketable equity securities, at fair value	2,090	2,168
Available for sale investment securities, at fair value	98,733	90,198
Held to maturity investment securities, at amortized cost (fair values of $16,338 and $18,445 at March 31, 2022 and December 31, 2021, respectively)	15,979	16,043
Total investment securities	116,802	108,409

Loans receivable (net of allowance for loan losses of $17,141 at March 31, 2022 and $16,902 at December 31, 2021)	1,964,567	1,875,167
Accrued interest receivable	7,733	7,512
Federal Home Loan Bank stock, at cost	2,870	2,814
Premises and equipment, net	25,661	25,588
Bank-owned life insurance	49,434	49,174
Goodwill	2,589	2,589
Deferred income taxes, net	6,879	7,621
Other assets	20,849	32,708
Total assets	$2,496,877	$2,456,264
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$412,985	$398,956
Interest bearing deposits	1,753,219	1,725,042
Total deposits	2,166,204	2,123,998

Advances from the Federal Home Loan Bank	50,000	50,000
Subordinated debentures (face value of $35,000 and $35,000 at March 31, 2022 and December 31, 2021, respectively, less unamortized debt issuance costs of $529 and $559 at March 31, 2022 and December 31, 2021, respectively)	34,471	34,441
Accrued expenses and other liabilities	35,982	45,838
Total liabilities	2,286,657	2,254,277
Commitments and contingencies
Shareholders' equity
Common stock, no par value; 10,000,000 shares authorized, 7,761,338 and 7,803,166 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	114,882	118,148
Retained earnings	99,047	92,400
Accumulated other comprehensive loss	(3,709)	(8,561)
Total shareholders' equity	210,220	201,987

Total liabilities and shareholders' equity	$2,496,877	$2,456,264

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Income – (unaudited)
(In thousands, except share data)

	Three Months Ended March 31,
	2022	2021
Interest and dividend income
Interest and fees on loans	$21,428	$17,900
Interest and dividends on securities	720	769
Interest on cash and cash equivalents	154	108
Total interest and dividend income	22,302	18,777

Interest expense
Interest expense on deposits	2,206	3,114
Interest expense on borrowings	586	1,008
Total interest expense	2,792	4,122

Net interest income	19,510	14,655

Provision (credit) for loan losses	229	(296)

Net interest income after provision (credit) for loan losses	19,281	14,951

Noninterest income
Gains and fees from sales of loans	631	513
Bank-owned life insurance	260	231
Service charges and fees	240	199
Other	(173)	1,013
Total noninterest income	958	1,956

Noninterest expense
Salaries and employee benefits	4,940	4,769
Occupancy and equipment	2,150	2,406
Professional services	981	587
Data processing	654	512
Director fees	352	317
FDIC insurance	223	403
Marketing	45	(9)
Other	580	653
Total noninterest expense	9,925	9,638
Income before income tax expense	10,314	7,269
Income tax expense	2,102	1,579
Net income	$8,212	$5,690

Earnings Per Common Share:
Basic	$1.05	$0.72
Diluted	$1.04	$0.71

Weighted Average Common Shares Outstanding:
Basic	7,637,077	7,758,540
Diluted	7,719,405	7,800,777
Dividends per common share	$0.20	$0.14

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Comprehensive Income (Loss) – (unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$8,212	$5,690
Other comprehensive income:
Unrealized losses on securities:
Unrealized holding losses on available for sale securities	(4,767)	(1,025)
Reclassification adjustment for gain realized in net income	—	—
Net change in unrealized losses	(4,767)	(1,025)
Income tax benefit	1,064	227
Unrealized losses on securities, net of tax	(3,703)	(798)
Unrealized gains on interest rate swaps:
Unrealized gains on interest rate swaps	11,016	10,934
Income tax expense	(2,461)	(2,434)
Unrealized gains on interest rate swaps, net of tax	8,555	8,500
Total other comprehensive income, net of tax	4,852	7,702
Comprehensive income	$13,064	$13,392

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders' Equity – (unaudited)
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2021	7,803,166	$118,148	$92,400	$(8,561)	$201,987
Net income	—	—	8,212	—	8,212
Other comprehensive income, net of tax	—	—	—	4,852	4,852
Cash dividends declared ($0.20 per share)	—	—	(1,565)	—	(1,565)
Stock-based compensation expense	—	541	—	—	541
Issuance of restricted stock	69,001	—	—	—	—
Stock options exercised	2,000	30	—	—	30
Repurchase of common stock	(112,829)	(3,837)	—	—	(3,837)
Balance at March 31, 2022	7,761,338	$114,882	$99,047	$(3,709)	$210,220

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2020	7,919,278	$121,338	$70,839	$(15,575)	$176,602
Net income	—	—	5,690	—	5,690
Other comprehensive income, net of tax	—	—	—	7,702	7,702
Cash dividends declared ($0.14 per share)	—	—	(1,111)	—	(1,111)
Stock-based compensation expense	—	431	—	—	431
Forfeitures of restricted stock	(150)	—	—	—	—
Issuance of restricted stock	51,628	—	—	—	—
Stock options exercised	3,500	53	—	—	53
Repurchase of common stock	(65,626)	(1,424)	—	—	(1,424)
Balance at March 31, 2021	7,908,630	$120,398	$75,418	$(7,873)	$187,943

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows – (unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$8,212	$5,690
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on investment securities	90	30
Provision (credit) for loan losses	229	(296)
(Credit) provision for deferred income taxes	(303)	185
Change in fair value of marketable equity securities	85	36
Depreciation and amortization	752	791
Amortization of debt issuance costs	30	13
Increase in cash surrender value of bank-owned life insurance	(260)	(231)
Gains and fees from sales of loans	(631)	(513)
Stock-based compensation	541	431
Amortization of intangibles	—	9
Loss on sale of premises and equipment	—	6
Net change in:
Deferred loan fees	810	(403)
Accrued interest receivable	(221)	(727)
Other assets	13,516	11,854
Accrued expenses and other liabilities	(849)	(181)
Net cash provided by operating activities	22,001	16,694

Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	2,847	4,329
Proceeds from principal repayments on held to maturity securities	66	4,592
Purchases of marketable equity securities	(7)	(7)
Purchases of available for sale securities	(16,241)	—
Purchases of held to maturity securities	—	(4,736)
Net increase in loans	(96,076)	(51,723)
Proceeds from sales of loans not originated for sale	6,268	4,480
Purchases of premises and equipment, net	(825)	(2,646)
(Purchase) reduction of Federal Home Loan Bank stock	(56)	1,414
Net cash used in investing activities	(104,024)	(44,297)

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows - (Continued)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from financing activities
Net change in time certificates of deposit	$(11,025)	$(83,269)
Net change in other deposits	53,231	115,761
Net change in FHLB advances	—	(50,000)
Proceeds from exercise of options	30	53
Dividends paid on common stock	(1,565)	(1,111)
Repurchase of common stock	(3,837)	(1,424)
Net cash provided by (used in) financing activities	36,834	(19,990)
Net decrease in cash and cash equivalents	(45,189)	(47,593)
Cash and cash equivalents:
Beginning of year	344,682	409,598
End of period	$299,493	$362,005
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$2,673	$4,694
Income taxes	150	109
Noncash investing and financing activities:
Net change in unrealized gains or losses on available for sale securities	(4,767)	(1,025)
Net change in unrealized gains or losses on interest rate swaps	11,016	10,934
Establishment of right-of-use asset and lease liability	—	9,775
Transfer of loans from held-for-investment to held-for-sale	5,637	3,967

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

The Bank is a Connecticut state chartered commercial bank, founded in 2002, whose deposits are insured under the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank provides commercial lending services through a variety of fixed and floating rate products in Connecticut and surrounding markets. Such services are also provided to certain industries across several regions of the United States, primarily with borrowers with whom the Company has existing relationships. The Bank operates branches in New Canaan, Stamford, Fairfield, Wilton, Westport, Darien, Norwalk, and Hamden, Connecticut.

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

Basis of consolidated financial statement presentation

The unaudited consolidated financial statements presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and note disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying unaudited interim consolidated financial statements have been included. Interim results are not necessarily reflective of the results that may be expected for the year ending December 31, 2022. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included on Form 10-K for the year ended December 31, 2021.

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

Reclassification

Certain prior period amounts may be reclassified to conform to the 2022 financial statement presentation. These reclassifications only change the reporting categories and do not affect the consolidated results of operations or consolidated financial position of the Company.

Recent accounting pronouncements

The following section includes changes in accounting principles and potential effects of new accounting guidance and pronouncements.

Recently issued accounting pronouncements not yet adopted

ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326): "Troubled Debt Restructurings and Vintage Disclosures.” This ASU eliminates the TDR recognition and measurement guidance and, instead, requires that an entity evaluate (consistent with the accounting for other loan modifications) whether a modification represents a new loan or a continuation of an existing loan. In addition, this ASU enhances existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. For public business entities, this ASU requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross write-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 326-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. For entities that have adopted the amendments in update 2016-13, the amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted the amendments in update 2016-13, the effective dates for the amendments in this update are the same as the effective dates in Update 2016-13. The Company has not yet adopted this accounting standard as ASU 2016-13 has not been adopted. Management continues to evaluate the impact of its future adoption of this guidance on the Company’s financial statements.

ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments.” This ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward looking “expected loss” model that will replace today’s “incurred loss” model and can result in the earlier recognition of credit losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. On July 17, 2019, the FASB proposed deferring the effective date of ASC 326 for smaller reporting companies as defined by the SEC. The FASB proposed a three year deferral for smaller reporting companies, with an effective date of January 1, 2023. On October 16, 2019, the FASB voted in favor of finalizing its proposal to defer the effective date of this standard. The FASB issued ASU No. 2019-10, which officially delayed the adoption of this standard for smaller reporting companies until fiscal years beginning after December 15, 2022. The Company qualifies to defer the adoption of this standard and has not yet adopted this standard. Management continues to evaluate the impact of its future adoption of this guidance on the Company’s financial statements.

ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): “Simplifying the Test for Goodwill Impairment.” This ASU simplifies the test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity was required to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, this ASU also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. On October 16, 2019, the FASB voted in favor of a proposal to defer the effective date of this standard in the same manner it is deferring the effective date of ASC 326. The FASB issued ASU No. 2019-10, which officially delayed the adoption of this standard for smaller reporting companies until fiscal years beginning after December 15, 2022. The Company qualifies to defer the adoption of this standard and has not yet adopted this standard. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

2. Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at March 31, 2022 were as follows:

	March 31, 2022
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Due from one through five years	$40,944	$—	$(1,887)	$39,057
Due from five through ten years	33,689	—	(260)	33,429
Due after ten years	11,240	47	(411)	10,876
Total U.S. Government and agency obligations	85,873	47	(2,558)	83,362

Corporate bonds
Due from five through ten years	14,000	90	(253)	13,837
Due after ten years	1,500	34	—	1,534
Total corporate bonds	15,500	124	(253)	15,371

Total available for sale securities	$101,373	$171	$(2,811)	$98,733

Held to maturity securities:
State agency and municipal obligations
Due after ten years	$15,937	$1,018	$(663)	$16,292

Government-sponsored mortgage backed securities
No contractual maturity	42	4	—	46
Total held to maturity securities	$15,979	$1,022	$(663)	$16,338

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at December 31, 2021 were as follows:

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

There were no sales of investment securities during the three months ended March 31, 2022 or 2021.

At March 31, 2022 and December 31, 2021, none of the Company's securities were pledged as collateral with the Federal Home Loan Bank ("FHLB") or any other institution.

As of March 31, 2022 and December 31, 2021, the actual durations of the Company's available for sale securities were significantly shorter than the stated maturities.

As of March 31, 2022, the Company held marketable equity securities with a fair value of $2.1 million and an amortized cost of $2.1 million. At December 31, 2021, the Company held marketable equity securities with a fair value of $2.2 million and an amortized cost of $2.1 million. These securities represent an investment in mutual funds that have an objective to make investments for CRA purposes.

The following table provides information regarding investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2022 and December 31, 2021:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)

March 31, 2022
U.S. Government and agency obligations	$79,507	$(2,558)	3.12%	$—	$—	—%	$79,507	$(2,558)	3.12%
Corporate bonds	9,747	(253)	2.53	—	—	—	9,747	(253)	2.53
State agency and municipal obligations	—	—	—	3,971	(663)	14.30	3,971	(663)	14.30
Total investment securities	$89,254	$(2,811)	3.05%	$3,971	$(663)	14.30%	$93,225	$(3,474)	3.59%

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)

December 31, 2021
U.S. Government and agency obligations	$28,121	$(239)	0.84%	$—	$—	—%	$28,121	$(239)	0.84%
Corporate bonds	2,990	(10)	0.35	—	—	—	2,990	(10)	0.35
State agency and municipal obligations	4,443	(206)	4.44	—	—	—	4,443	(206)	4.44
Total investment securities	$35,554	$(455)	1.27%	$—	$—	—%	$35,554	$(455)	1.27%

There were twenty-two and seven investment securities as of March 31, 2022 and December 31, 2021, respectively, in which the fair value of the security was less than the amortized cost of the security.

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

The Company has the intent and ability to retain its investment securities in an unrealized loss position at March 31, 2022 until the decline in value has recovered or the security has matured.

3. Loans Receivable and Allowance for Loan Losses

The following table sets forth a summary of the loan portfolio at March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
Real estate loans:
Residential	$68,617	$79,987
Commercial	1,425,758	1,356,709
Construction	115,514	98,341
	1,609,889	1,535,037

Commercial business (1)	370,166	350,975

Consumer	5,275	8,869
Total loans	1,985,330	1,894,881

Allowance for loan losses	(17,141)	(16,902)
Deferred loan origination fees, net	(3,622)	(2,812)
Loans receivable, net	$1,964,567	$1,875,167

(1) The March 31, 2022 and December 31, 2021 balances include $0.1 million and $0.2 million, respectively, of Paycheck Protection Program ("PPP") loans made under the CARES Act.

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

Allowance for loan losses

The following tables set forth the activity in the Company’s allowance for loan losses for the three months ended March 31, 2022 and 2021, by portfolio segment:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended March 31, 2022
Beginning balance	$504	$12,751	$4	$3,590	$53	$16,902
Charge-offs	—	—	—	—	(4)	(4)
Recoveries	—	—	—	13	1	14
(Credits) provisions	(146)	690	52	(349)	(18)	229
Ending balance	$358	$13,441	$56	$3,254	$32	$17,141

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended March 31, 2021
Beginning balance	$610	$16,425	$221	$3,753	$—	$21,009
Charge-offs	—	(163)	—	—	(14)	(177)
Recoveries	—	—	—	—	9	9
(Credits) provisions	(109)	(3)	76	(301)	41	(296)
Ending balance	$501	$16,259	$297	$3,452	$36	$20,545

Loans evaluated for impairment and the related allowance for loan losses as of March 31, 2022 and December 31, 2021 were as follows:

	Portfolio	Allowance
	(In thousands)
March 31, 2022
Loans individually evaluated for impairment:
Residential real estate	$3,918	$211
Commercial real estate	29,609	2,497
Construction	9,382	—
Commercial business	3,022	74
Subtotal	45,931	2,782
Loans collectively evaluated for impairment:
Residential real estate	64,699	147
Commercial real estate	1,396,149	10,944
Construction	106,132	56
Commercial business	367,144	3,180
Consumer	5,275	32
Subtotal	1,939,399	14,359

Total	$1,985,330	$17,141

	Portfolio	Allowance
	(In thousands)
December 31, 2021
Loans individually evaluated for impairment:
Residential real estate	$4,150	$261
Commercial real estate	29,666	2,520
Construction	8,997	—
Commercial business	4,368	87
Subtotal	47,181	2,868
Loans collectively evaluated for impairment:
Residential real estate	75,837	243
Commercial real estate	1,327,043	10,231
Construction	89,344	4
Commercial business	346,607	3,503
Consumer	8,869	53
Subtotal	1,847,700	14,034

Total	$1,894,881	$16,902

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

The following tables present credit risk ratings by loan segment as of March 31, 2022 and December 31, 2021:

	Commercial Credit Quality Indicators
	March 31, 2022				December 31, 2021
	Commercial Real Estate	Construction	Commercial Business	Total	Commercial Real Estate	Construction	Commercial Business	Total
	(In thousands)
Pass	$1,376,769	$106,132	$365,690	$1,848,591	$1,307,992	$89,344	$345,153	$1,742,489
Special Mention	19,380	—	1,454	20,834	19,051	—	1,454	20,505
Substandard	29,204	9,382	2,391	40,977	29,255	8,997	2,847	41,099
Doubtful	405	—	631	1,036	411	—	1,521	1,932
Loss	—	—	—	—	—	—	—	—
Total loans	$1,425,758	$115,514	$370,166	$1,911,438	$1,356,709	$98,341	$350,975	$1,806,025

	Residential and Consumer Credit Quality Indicators
	March 31, 2022			December 31, 2021
	Residential Real Estate	Consumer	Total	Residential Real Estate	Consumer	Total
	(In thousands)
Pass	$64,554	$5,275	$69,829	$75,692	$8,869	$84,561
Special Mention	145	—	145	145	—	145
Substandard	3,918	—	3,918	3,975	—	3,975
Doubtful	—	—	—	175	—	175
Loss	—	—	—	—	—	—
Total loans	$68,617	$5,275	$73,892	$79,987	$8,869	$88,856

Loan portfolio aging analysis

When a loan is 15 days past due, the Company sends the borrower a late notice. The Company attempts to contact the borrower by phone if the delinquency is not corrected promptly after the notice has been sent. When the loan is 30 days past due, the Company mails the borrower a letter reminding the borrower of the delinquency, and attempts to contact the borrower personally to determine the reason for the delinquency and ensure the borrower understands the terms of the loan. If necessary, after the 90th day of delinquency, the Company may take other appropriate legal action. A summary report of all loans 30 days or more past due is provided to the Board of Directors of the Company periodically. Loans greater than 90 days past due are generally put on nonaccrual status. A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt. A loan is considered to be no longer delinquent when timely payments are made for a period of at least six months (one year for loans providing for quarterly or semi-annual payments) by the borrower in accordance with the contractual terms. Loans that are granted payment deferrals under the CARES Act are not required to be reported as past due or placed on non-accrual status if the criteria under section 4013 of the CARES Act is met. As of March 31, 2022, no loans remained on active deferral under the CARES Act.

The following tables set forth certain information with respect to the Company's loan portfolio delinquencies by portfolio segment as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$1	$—	$834	$835	$67,782	$68,617
Commercial real estate	—	—	3,368	3,368	1,422,390	1,425,758
Construction	—	—	9,382	9,382	106,132	115,514
Commercial business	2,627	—	567	3,194	366,972	370,166
Consumer	3	—	—	3	5,272	5,275
Total loans	$2,631	$—	$14,151	$16,782	$1,968,548	$1,985,330

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$873	$—	$878	$1,751	$78,236	$79,987
Commercial real estate	2,186	10,500	4,244	16,930	1,339,779	1,356,709
Construction	—	—	8,997	8,997	89,344	98,341
Commercial business	1,995	1,483	1,469	4,947	346,028	350,975
Consumer	—	3	—	3	8,866	8,869
Total loans	$5,054	$11,986	$15,588	$32,628	$1,862,253	$1,894,881

There was one loan, totaling $0.3 million, delinquent greater than 90 days and still accruing interest as of March 31, 2022. The delinquency for this particular loan was a result of a closing delay. There were two loans, totaling $1.1 million, delinquent greater than 90 days and still accruing interest as of December 31, 2021. The delinquencies for these particular loans was a result of an administrative delay.

Loans on nonaccrual status

The following is a summary of nonaccrual loans by portfolio segment as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(In thousands)
Residential real estate	$2,181	$2,380
Commercial real estate	3,365	3,482
Commercial business	817	1,728
Construction	9,382	8,997
Total	$15,745	$16,587

Interest income on loans that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the three months ended March 31, 2022 and 2021 was $0.2 million and $0.4 million, respectively. There was no interest income recognized on these loans for the three months ended March 31, 2022 and 2021.

At March 31, 2022 and December 31, 2021, there were no commitments to lend additional funds to any borrower on nonaccrual status. Nonaccrual loans with no specific reserve totaled $13.4 million and $14.2 million at March 31, 2022 and December 31, 2021, respectively, as these loans were deemed to be adequately collateralized.

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

The following table summarizes impaired loans by portfolio segment as of March 31, 2022 and December 31, 2021:

	Carrying Amount		Unpaid Principal Balance		Associated Allowance
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$1,640	$1,851	$1,814	$2,038	$—	$—
Commercial real estate	8,254	8,338	8,625	8,698	—	—
Construction	9,382	8,997	9,382	8,997	—	—
Commercial business	1,021	1,938	1,376	2,582	—	—
Total impaired loans without a valuation allowance	20,297	21,124	21,197	22,315	—	—

Impaired loans with a valuation allowance:
Residential real estate	$2,278	$2,299	$2,288	$2,304	$211	$261
Commercial real estate	21,355	21,328	21,394	21,367	2,497	2,520
Commercial business	2,001	2,430	2,001	2,429	74	87
Total impaired loans with a valuation allowance	25,634	26,057	25,683	26,100	2,782	2,868
Total impaired loans	$45,931	$47,181	$46,880	$48,415	$2,782	$2,868

The following tables summarize the average carrying amount of impaired loans and interest income recognized on impaired loans by portfolio segment for the three months ended March 31, 2022 and 2021:

	Average Carrying Amount		Interest Income Recognized
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$1,647	$4,317	$—	$21
Commercial real estate	8,297	8,049	70	35
Commercial business	1,039	1,812	5	4
Construction	9,093	8,997	—	—
Total impaired loans without a valuation allowance	20,076	23,175	75	60
Impaired loans with a valuation allowance:
Residential real estate	$2,289	$—	$12	$—
Commercial real estate	21,348	30,107	92	498
Commercial business	2,244	3,038	14	59
Total impaired loans with a valuation allowance	25,881	33,145	118	557
Total impaired loans	$45,957	$56,320	$193	$617

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

Loans classified as TDRs totaled $25.3 million at March 31, 2022 and $25.8 million at December 31, 2021. The following tables provide information on loans that were modified as TDRs during the periods indicated. There were no loans modified as TDRs during the three months ended March 31, 2022.

	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2022	2021	2022	2021	2022	2021
Three Months Ended March 31,
Residential real estate	—	1	$—	$631	$—	$631
Total	—	1	$—	$631	$—	$631

At March 31, 2022 and December 31, 2021, there were five nonaccrual loans identified as TDRs totaling $1.9 million and five nonaccrual loans identified as TDRs totaling $2.0 million, respectively.

There were no loans modified in a troubled debt restructuring that re-defaulted during the three months ended March 31, 2022 and March 31, 2021.

The following table provides information on how loans were modified as TDRs during the three months ended March 31, 2022 and March 31, 2021.

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Payment concession	$—	$631
Total	$—	$631

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

4. Shareholders' Equity

Common Stock

The Company has 10,000,000 shares authorized and 7,761,338 shares issued and outstanding at March 31, 2022 and 10,000,000 shares authorized and 7,803,166 shares issued and outstanding at December 31, 2021. The Company's stock is traded on the NASDAQ stock market under the ticker symbol BWFG.

Dividends

The Company’s shareholders are entitled to dividends when and if declared by the Board of Directors out of funds legally available. The ability of the Company to pay dividends depends, in part, on the ability of the Bank to pay dividends to the Parent Corporation. In accordance with Connecticut statutes, regulatory approval is required to pay dividends in excess of the Bank’s profits retained in the current year plus retained profits from the previous two years. The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements.

Issuer Purchases of Equity Securities

On December 19, 2018, the Company's Board of Directors authorized a share repurchase program of up to 400,000 shares of the Company's Common Stock and, on October 27, 2021, the Company’ Board of Directors authorized the repurchase of an additional 200,000 shares under its share repurchase program. The Company intends to accomplish the share repurchases through open market transactions, though the Company could accomplish repurchases through other means, such as privately negotiated transactions. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The share repurchase plan does not obligate the Company to acquire any particular amount of Common Stock, and it may be modified or suspended at any time at the Company's discretion. During the three months ended March 31, 2022, the Company purchased 112,829 shares of its Common Stock at a weighted average price of $34.01 per share. During the year ended December 31, 2021, the Company purchased 190,770 shares of its Common Stock at a weighted average price of $26.62 per share.

5. Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives. The Company's derivative instruments are utilized to manage economic risks, including interest rate risk. Changes in fair value of the Company's derivatives are primarily driven by changes in interest rates and recognized in other comprehensive income. The Company's current derivative positions will cause a decrease to other comprehensive income in a falling interest rate environment and an increase in a rising interest rate environment. The Company’s total comprehensive income or loss for the three months ended March 31, 2022 and March 31, 2021 is reported in the Consolidated Statements of Comprehensive Income.

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax for the three months ended March 31, 2022 and March 31, 2021:

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2021	$1,651	$(10,212)	$(8,561)
Other comprehensive (loss) income before reclassifications, net of tax	(3,703)	7,901	4,198
Amounts reclassified from accumulated other comprehensive income, net of tax	—	654	654
Net other comprehensive (loss) income	(3,703)	8,555	4,852
Balance at March 31, 2022	$(2,052)	$(1,657)	$(3,709)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2020	$2,744	$(18,319)	$(15,575)
Other comprehensive (loss) income before reclassifications, net of tax	(798)	7,783	6,985
Amounts reclassified from accumulated other comprehensive income, net of tax	—	717	717
Net other comprehensive (loss) income	(798)	8,500	7,702
Balance at March 31, 2021	$1,946	$(9,819)	$(7,873)

The following table provides information for the items reclassified from accumulated other comprehensive income or loss:

Accumulated Other Comprehensive Income Components	Three Months Ended March 31,		Associated Line Item in the Consolidated Statements of Income
	2022	2021
	(In thousands)
Derivatives:
Unrealized losses on derivatives	$(842)	$(922)	Interest expense on borrowings
Tax benefit	188	205	Income tax expense
Net of tax	$(654)	$(717)

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

The following table is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per share data)
Net income	$8,212	$5,690
Dividends to participating securities(1)	(35)	(22)
Undistributed earnings allocated to participating securities(1)	(146)	(94)
Net income for earnings per share calculation	$8,031	$5,574

Weighted average shares outstanding, basic	7,637	7,759
Effect of dilutive equity-based awards(2)	82	42
Weighted average shares outstanding, diluted	7,719	7,801
Net earnings per common share:
Basic earnings per common share	$1.05	$0.72
Diluted earnings per common share	$1.04	$0.71
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

Under the current guidelines, banking organizations must have a minimum total risk-based capital ratio of 8.0%, a minimum Tier 1 risk-based capital ratio of 6.0%, a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, and a minimum leverage ratio of 4.0% in order to be "adequately capitalized." In addition to these requirements, banking organizations must maintain a capital conservation buffer consisting of common equity in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk-weighted assets, resulting in a requirement for the Company and the Bank to effectively maintain Common Equity Tier 1, Tier 1 and total capital ratios of 7.0%, 8.5% and 10.5%, respectively. The Company and the Bank must maintain the capital conservation buffer to avoid restrictions on the ability to pay dividends, pay discretionary bonuses, or to engage in share repurchases.

Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.

As of March 31, 2022, the Bank and Company met all capital adequacy requirements to which they are subject. There are no conditions or events since then that management believes have changed this conclusion.

The capital amounts and ratios for the Bank and the Company at March 31, 2022 and December 31, 2021 were as follows:

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
March 31, 2022
Common Equity Tier 1 Capital to Risk-Weighted Assets	$241,346	11.20%	$150,824	7.00%	$140,050	6.50%
Total Capital to Risk-Weighted Assets	258,522	12.00%	226,235	10.50%	215,462	10.00%
Tier I Capital to Risk-Weighted Assets	241,346	11.20%	183,143	8.50%	172,370	8.00%
Tier I Capital to Average Assets	241,346	9.80%	98,486	4.00%	123,180	5.00%

Bankwell Financial Group, Inc.
March 31, 2022
Common Equity Tier 1 Capital to Risk-Weighted Assets	$210,782	9.78%	$150,824	7.00%	N/A	N/A
Total Capital to Risk-Weighted Assets	263,487	12.23%	226,235	10.50%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	210,782	9.78%	183,143	8.50%	N/A	N/A
Tier I Capital to Average Assets	210,782	8.55%	98,658	4.00%	N/A	N/A

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
December 31, 2021
Common Equity Tier 1 Capital to Risk-Weighted Assets	$232,106	11.18%	$145,353	7.00%	$134,971	6.50%
Total Capital to Risk-Weighted Assets	249,178	12.00%	218,030	10.50%	207,648	10.00%
Tier I Capital to Risk-Weighted Assets	232,106	11.18%	176,500	8.50%	166,118	8.00%
Tier I Capital to Average Assets	232,106	9.94%	93,392	4.00%	116,740	5.00%

Bankwell Financial Group, Inc.
December 31, 2021
Common Equity Tier 1 Capital to Risk-Weighted Assets	$207,393	9.97%	$145,629	7.00%	N/A	N/A
Total Capital to Risk-Weighted Assets	260,024	12.50%	218,443	10.50%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	207,393	9.97%	176,835	8.50%	N/A	N/A
Tier I Capital to Average Assets	207,393	8.87%	93,534	4.00%	N/A	N/A

Regulatory Restrictions on Dividends

The ability of the Company to pay dividends depends, in part, on the ability of the Bank to pay dividends to the Parent Corporation. In accordance with Connecticut statutes, regulatory approval is required to pay dividends in excess of the Bank’s profits retained in the current year plus retained profits from the previous two years. The Bank is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements.

Reserve Requirements on Cash

The Bank was not required to maintain a minimum reserve balance in the Federal Reserve Bank (FRB) at March 31, 2022 or December 31, 2021 as the FRB has waived this requirement due to the COVID-19 pandemic.

8. Deposits

At March 31, 2022 and December 31, 2021, deposits consisted of the following:

	March 31, 2022	December 31, 2021
	(In thousands)
Noninterest bearing demand deposit accounts	$412,985	$398,956
Interest bearing accounts:
NOW	112,567	119,479
Money market	996,458	954,674
Savings	197,961	193,631
Time certificates of deposit	446,233	457,258
Total interest bearing accounts	1,753,219	1,725,042
Total deposits	$2,166,204	$2,123,998
Maturities of time certificates of deposit as of March 31, 2022 and December 31, 2021 are summarized below:

	March 31, 2022	December 31, 2021
	(In thousands)
2022	$125,754	$167,147
2023	202,875	179,520
2024	111,428	110,449
2025	6,015	33
2026	109	109
2027	52	—
Total	$446,233	$457,258
The aggregate amount of individual certificate accounts, including brokered deposits with balances of $250,000 or more, was approximately $303.2 million at March 31, 2022 and $305.7 million at December 31, 2021.
Brokered certificates of deposits totaled $249.4 million at March 31, 2022 and $249.4 million at December 31, 2021. There were no certificates of deposits from national listing services at March 31, 2022 or December 31, 2021. Brokered money market accounts totaled $100.3 million at March 31, 2022 and $104.0 million at December 31, 2021.
The following table summarizes interest expense on deposits by account type for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
NOW	$47	$43
Money market	1,180	950
Savings	101	125
Time certificates of deposits	878	1,996
Total interest expense on deposits	$2,206	$3,114

9. Stock-Based Compensation

Equity award plans

The Company has stock options or unvested restricted stock outstanding under two equity award plans, which are collectively referred to as the “Plan”. The current plan under which any future issuances of equity awards will be made is the 2012 BNC Financial Group, Inc. Stock Plan, or the “2012 Plan,” as amended from time-to-time. All equity awards made under the 2012 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of stock options or restricted stock. At March 31, 2022, there were 473,220 shares reserved for future issuance under the 2012 Plan.

Stock Options: The Company accounts for stock options based on the fair value at the date of grant and records an expense over the vesting period of such awards on a straight line basis.

There were no options granted during the three months ended March 31, 2022.

A summary of the status of outstanding stock options for the three months ended March 31, 2022 is presented below:

	Three Months Ended March 31, 2022
	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	11,680	$17.37
Exercised	(2,000)	15.00
Options outstanding at end of period	9,680	17.86

Options exercisable at end of period	9,680	17.86

Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. The total intrinsic value of share options exercised during the three months ended March 31, 2022 was $39 thousand.

The exercise price for the 9,680 options exercisable at March 31, 2022 was $17.86 per share. The weighted average remaining contractual life for these options was 1.1 years at March 31, 2022. At March 31, 2022, as all awarded options have vested, all of the outstanding options are exercisable, and the aggregate intrinsic value of these options was $155 thousand.

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.

The following table presents the activity for restricted stock for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
	Number of Shares		Weighted Average Grant Date Fair Value
Unvested at beginning of period	190,359	(1)	$24.57
Granted	69,001	(2)	34.22
Vested	(54,667)	(3)	24.17
Unvested at end of period	204,693		27.93
(1)    Includes 29,462 shares of performance based restricted stock
(2)    Includes 20,905 shares of performance based restricted stock
(3)    Includes 13,798 shares of performance based restricted stock

The total fair value of restricted stock awards vested during the three months ended March 31, 2022 was $1.8 million.

The Company's restricted stock expense for the three months ended March 31, 2022 and March 31, 2021 was $0.5 million and $0.4 million, respectively. At March 31, 2022, there was $4.9 million of unrecognized stock compensation expense for restricted stock, expected to be recognized over a weighted average period of 1.8 years.

Performance Based Restricted Stock: The Company has 36,569 shares of performance based restricted stock outstanding as of March 31, 2022 pursuant to the Company’s 2012 Stock Plan. The awards vest over a three year service period, provided certain performance metrics are met. The share quantity that ultimately vests can range between 0% and 200%, which is dependent on the degree to which the performance metrics are met. The Company records an expense over the vesting period based on (a) the probability that the performance metric will be met and (b) the fair market value of the Company’s stock at the date of the grant.

10. Derivative Instruments

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, and duration of its funding along with the use of interest rate derivative financial instruments, namely interest rate swaps. The Company does not use derivatives for speculative purposes. As of March 31, 2022, the Company was a party to eight interest rate swaps, designated as hedging instruments, to add stability to interest expense and to manage its exposure to the variability of the future cash flows attributable to the contractually specified interest rates. The notional amount for each swap is $25 million and in each case, the Company has entered into pay-fixed interest rate swaps to convert rolling 90 days Federal Home Loan Bank advances or brokered deposits. As of March 31, 2022, the Company entered into four interest rate swaps not designated as hedging instruments, to minimize interest rate risk exposure with loans to customers.

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

Information about derivative instruments at March 31, 2022 and December 31, 2021 is as follows:

	As of March 31, 2022
	Derivative Assets			Derivative Liabilities
	Original Notional Amount	Balance Sheet Location	Fair Value	Original Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	$125,000	Other assets	$3,637	$75,000	Accrued expenses and other liabilities	$(5,773)

Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$38,500	Other assets	$2,000	$38,500	Accrued expenses and other liabilities	$(2,000)

(1) Represents interest rate swaps with commercial banking customers, which are offset by derivatives with a third party.

Accrued interest payable related to interest rate swaps as of March 31, 2022 totaled $0.5 million and is excluded from the fair value presented in the table above. The fair value of interest rate swaps in a net liability position, including accrued interest, totaled $2.6 million as of March 31, 2022.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects to reclassify $0.2 million to interest expense during the next 12 months.
The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. The Company does not offset derivative assets and derivative liabilities for financial statement presentation purposes.
Changes in the consolidated statements of comprehensive income (loss) related to interest rate derivatives designated as hedges of cash flows were as follows for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31,
(In thousands)	2022	2021
Interest rate swaps designated as cash flow hedges:
Unrealized gain recognized in accumulated other comprehensive income before reclassifications	$10,174	$10,011
Amounts reclassified from accumulated other comprehensive income	842	923
Income tax expense on items recognized in accumulated other comprehensive income	(2,461)	(2,434)
Other comprehensive income	$8,555	$8,500

The above unrealized gains and losses are reflective of market interest rates as of the respective balance sheet dates. Generally, a lower interest rate environment will result in a negative impact to comprehensive income whereas a higher interest rate environment will result in a positive impact to comprehensive income.

The following tables summarize gross and net information about derivative instruments that are offset in the Consolidated Balance Sheets at March 31, 2022 and December 31, 2021:

	March 31, 2022
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets	$5,549	$—	$5,549	$1,793	$—	$3,756
(1) Includes accrued interest payable totaling $89 thousand.

	March 31, 2022
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivative Liabilities	$8,190	$—	$8,190	$1,793	$1,548	$4,849
(1) Includes accrued interest payable totaling $417 thousand.

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

The carrying values, fair values and placement in the fair value hierarchy of the Company's financial instruments at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$280,471	$280,471	$280,471	$—	$—
Federal funds sold	19,022	19,022	19,022	—	—
Marketable equity securities	2,090	2,090	2,090	—	—
Available for sale securities	98,733	98,733	39,057	59,676	—
Held to maturity securities	15,979	16,338	—	46	16,292
Loans receivable, net	1,964,567	1,933,114	—	—	1,933,114
Accrued interest receivable	7,733	7,733	—	7,733	—
FHLB stock	2,870	2,870	—	2,870	—
Servicing asset, net of valuation allowance	792	792	—	—	792
Derivative asset	5,637	5,637	—	5,637	—
Assets held for sale	2,268	2,268	—	—	2,268

Financial Liabilities:
Noninterest bearing deposits	$412,985	$412,985	$—	$412,985	$—
NOW and money market	1,109,025	1,109,025	—	1,109,025	—
Savings	197,961	197,961	—	197,961	—
Time deposits	446,233	443,904	—	—	443,904
Accrued interest payable	1,353	1,353	—	1,353	—
Advances from the FHLB	50,000	50,021	—	—	50,021
Subordinated debentures	34,471	32,676	—	—	32,676
Servicing liability	12	12	—	—	12
Derivative liability	7,773	7,773	—	7,773	—

	December 31, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$291,598	$291,598	$291,598	$—	$—
Federal funds sold	53,084	53,084	53,084	—	—
Marketable equity securities	2,168	2,168	2,168	—	—
Available for sale securities	90,198	90,198	25,569	64,629	—
Held to maturity securities	16,043	18,445	—	52	18,393
Loans receivable, net	1,875,167	1,858,661	—	—	1,858,661
Accrued interest receivable	7,512	7,512	—	7,512	—
FHLB stock	2,814	2,814	—	2,814	—
Servicing asset, net of valuation allowance	818	818	—	—	818
Derivative asset	3,628	3,628	—	3,628	—
Assets held for sale	2,268	2,268	—	—	2,268

Financial Liabilities:
Noninterest bearing deposits	$398,956	$398,956	$—	$398,956	$—
NOW and money market	1,074,153	1,074,153	—	1,074,153	—
Savings	193,631	193,631	—	193,631	—
Time deposits	457,258	457,759	—	—	457,759
Accrued interest payable	1,234	1,234	—	1,234	—
Advances from the FHLB	50,000	49,996	—	—	49,996
Subordinated debentures	34,441	34,509	—	—	34,509
Servicing liability	14	14	—	—	14
Derivative liability	16,780	16,780	—	16,780	—

The following methods and assumptions were used by management in estimating the fair value of its financial instruments:

Marketable equity securities and available for sale securities: Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The majority of the available for sale securities are considered to be Level 2 as other observable inputs are utilized, such as quoted prices for similar securities. Level 1 investment securities include investments in U.S. treasury notes and in marketable equity securities for which a quoted price is readily available in the market.

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

Financial instruments measured at fair value on a recurring basis

The following table details the financial instruments carried at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the three months ended March 31, 2022 and for the year ended December 31, 2021.

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
March 31, 2022:
Marketable equity securities	$2,090	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	39,057	44,305	—
Corporate bonds	—	15,371	—
Derivative asset	—	5,637	—
Derivative liability	—	7,773	—

December 31, 2021:
Marketable equity securities	$2,168	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	25,569	49,620	—
Corporate bonds	—	15,009	—
Derivative asset	—	3,628	—
Derivative liability	—	16,780	—

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

The following table details the financial instruments measured at fair value on a nonrecurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
March 31, 2022:
Impaired loans	$—	$—	$43,149
Servicing asset, net	—	—	780

December 31, 2021:
Impaired loans	$—	$—	$44,313
Servicing asset, net	—	—	804
Assets held for sale	—	—	2,268

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at March 31, 2022 and December 31, 2021:

	Fair Value	Valuation Methodology	Unobservable Input	Range
	(Dollars in thousands)
March 31, 2022:
Impaired loans	$18,898	Appraisals	Discount to appraised value	8.00%
	24,251	Discounted cash flows	Discount rate	3.00 - 6.50%
	$43,149

Servicing asset, net	$780	Discounted cash flows	Discount rate	10.00%(1)
			Prepayment rate	3.00 - 17.00%
December 31, 2021:
Impaired loans	$18,548	Appraisals	Discount to appraised value	8.00%
	25,765	Discounted cash flows	Discount rate	3.00 - 6.75%
	$44,313

Servicing asset, net	$804	Discounted cash flows	Discount rate	10.00%(2)
			Prepayment rate	3.00 - 17.00%

Assets held for sale	$2,268	Sale & income approach	Adjustment to valuation and cost to sell	N/A
(1) Servicing liabilities totaling $12 thousand were valued using a discount rate of 1.6%.
(2) Servicing liabilities totaling $14 thousand were valued using a discount rate of 0.8%.

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

The 2021 Note bears interest at a fixed rate of 3.25% per year until October 14, 2026. Thereafter, the interest rate will reset quarterly at a variable rate equal to the then current three-month term SOFR plus 233 basis points. The 2021 Note has a stated maturity of October 15, 2031 and is non-callable for five years. Beginning October 15, 2026, the Company may redeem the 2021 Note, in whole or in part, at its option. The 2021 Note is not redeemable at the option of the holder. The 2021 Note has been structured to qualify for the Company as Tier 2 capital under regulatory guidelines.

The Company incurred certain costs associated with the issuance of its subordinated debt. The Company capitalized these costs and they have been presented within subordinated debentures on the consolidated balance sheets. At March 31, 2022 and December 31, 2021, unamortized debt issuance costs were $0.5 million and $0.6 million, respectively. Debt issuance costs amortize over the expected life of the related debt. For the three months ended March 31, 2022 and 2021 the amortization expense for debt issuance costs were $30 thousand and $13 thousand, respectively, and were recognized as an increase to interest expense on borrowings within the consolidated statements of income.

The Company recognized $0.3 million and $0.4 million in interest expense related to its subordinated debt for the three month periods ended March 31, 2022 and 2021, respectively.

14. Subsequent Events

On April 27, 2022, the Company’s Board of Directors declared a $0.20 per share cash dividend, payable on May 23, 2022 to shareholders of record on May 13, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and related notes contained elsewhere in this report on Form 10-Q. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the Company’s Form 10-K filed for the year ended December 31, 2021 in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.” We assume no obligation to update any of these forward-looking statements.

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

Earnings and Performance Overview

For the three months ended March 31, 2022, net interest income was $19.5 million, an increase of $4.9 million or 33.1% when compared to the same period in 2021. The increase in net interest income for the three months ended March 31, 2022 was primarily due to an increase in interest and fees on loans due to loan growth and higher overall loan yields and from lower interest expense on deposits when compared to the same period in 2021.

Noninterest income decreased $1.0 million to $1.0 million for the three months ended March 31, 2022 compared to the same period in 2021. The decrease in noninterest income was primarily a result of a one-time federal payroll tax credit for COVID-19 of $0.9 million recognized during the three months ended March 31, 2021.

Net income available to common shareholders was $8.2 million, or $1.04 per diluted share, and $5.7 million, or $0.71 per diluted share, for the three months ended March 31, 2022 and 2021, respectively. The increase in net income was primarily impacted by the aforementioned increase in net interest income, partially offset by a decrease in noninterest income and an increase in the provision for loan losses driven by loan growth and a slight increase in noninterest expense.

Returns on average shareholders' equity and average assets for the three months ended March 31, 2022 were 16.05% and 1.35%, respectively, compared to 12.67% and 1.02%, respectively, for the three months ended March 31, 2021.

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

FTE net interest income for the three months ended March 31, 2022 and 2021 was $19.6 million and $14.7 million, respectively. FTE interest income for the three months ended March 31, 2022 increased by $3.5 million, or 18.7%, to $22.4 million, compared to FTE interest income for the three months ended March 31, 2021. This increase was due to commercial loan growth and higher yields on commercial business loans. Interest expense for the three months ended March 31, 2022 decreased by $1.3 million, or 32.3%, compared to interest expense for the three months ended March 31, 2021. This decrease is due to lower interest rates on deposits.

The net interest margin increased by 56 basis points to 3.30% for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase in the net interest margin was due to lower interest expense from a decrease in rates on interest bearing deposits, a greater proportion of noninterest bearing deposits and, to a lesser extent, an increase in overall loan yields.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables present the average balances and yields earned on interest earning assets and average balances and weighted average rates paid on our funding liabilities for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022			2021

(Dollars in thousands)	Average Balance	Interest	Yield / Rate (4)	Average Balance	Interest	Yield / Rate (4)
Assets:
Cash and Fed funds sold	$346,183	$154	0.18%	$401,900	$108	0.11%
Securities (1)	112,337	754	2.69	101,176	788	3.11
Loans:
Commercial real estate	1,343,565	14,997	4.46	1,129,224	12,731	4.51
Residential real estate	73,835	671	3.64	112,053	964	3.44
Construction	102,179	1,033	4.04	94,075	885	3.76
Commercial business	383,115	4,625	4.83	294,756	3,271	4.44
Consumer	6,054	102	6.85	5,039	49	3.94
Total loans	1,908,748	21,428	4.49	1,635,147	17,900	4.38
Federal Home Loan Bank stock	2,835	15	2.10	6,508	31	1.96
Total earning assets	2,370,103	$22,351	3.77%	2,144,731	$18,827	3.51%
Other assets	100,469			113,561
Total assets	$2,470,572			$2,258,292

Liabilities and shareholders' equity:
Interest bearing liabilities:
NOW	$112,199	$47	0.17%	$101,057	$43	0.17%
Money market	969,527	1,180	0.49	736,659	950	0.52
Savings	194,463	101	0.21	160,347	125	0.32
Time	453,805	878	0.78	611,153	1,996	1.32
Total interest bearing deposits	1,729,994	2,206	0.52	1,609,216	3,114	0.78
Borrowed money	84,452	586	2.77	152,485	1,008	2.64
Total interest bearing liabilities	1,814,446	$2,792	0.62%	1,761,701	$4,122	0.95%
Noninterest bearing deposits	405,400			269,863
Other liabilities	43,185			44,670
Total Liabilities	2,263,031			2,076,234
Shareholders' equity	207,541			182,058

Total liabilities and shareholders' equity	$2,470,572			$2,258,292
Net interest income (2)		$19,559			$14,705
Interest rate spread			3.15%			2.56%
Net interest margin (3)			3.30%			2.74%
(1)Average balances and yields for securities are based on amortized cost.
(2)The adjustment for securities and loans taxable equivalency amounted to $49 thousand and $50 thousand for the three months ended March 31, 2022 and 2021, respectively.
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

	Three Months Ended March 31, 2022 vs 2021 Increase (Decrease)
(In thousands)	Volume	Rate	Total
Interest and dividend income:
Cash and Fed funds sold	$(17)	$63	$46
Securities	81	(115)	(34)
Loans:
Commercial real estate	2,394	(128)	2,266
Residential real estate	(345)	52	(293)
Construction	79	69	148
Commercial business	1,046	308	1,354
Consumer	11	42	53
Total loans	3,185	343	3,528
Federal Home Loan Bank stock	(19)	3	(16)
Total change in interest and dividend income	3,230	294	3,524
Interest expense:
Deposits:
NOW	5	(1)	4
Money market	286	(56)	230
Savings	23	(47)	(24)
Time	(433)	(685)	(1,118)
Total deposits	(119)	(789)	(908)
Borrowed money	(469)	47	(422)
Total change in interest expense	(588)	(742)	(1,330)
Change in net interest income	$3,818	$1,036	$4,854

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

The provision for loan losses for the three months ended March 31, 2022 was $0.2 million compared to a credit for loan losses of $0.3 million for the three months ended March 31, 2021. The increase in the provision for loan losses for the three months ended March 31, 2022 was driven by loan growth.

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of fees generated from deposit relationships with our customers, fees generated from sales and referrals of loans, income earned on bank-owned life insurance and gains on sales of investment securities.

The following table compares noninterest income for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2022	2021	$	%
Gains and fees from sales of loans	$631	$513	$118	23.0%
Bank-owned life insurance	260	231	29	12.6
Service charges and fees	240	199	41	20.6
Other	(173)	1,013	(1,186)	(117.1)
Total noninterest income	$958	$1,956	$(998)	(51.0)%

Noninterest income decreased by $1.0 million to $1.0 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease in noninterest income was driven by a one-time federal payroll tax credit for COVID-19 of $0.9 million recognized during the three months ended March 31, 2021.

Noninterest Expense

The following table compares noninterest expense for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2022	2021	$	%
Salaries and employee benefits	$4,940	$4,769	$171	3.6%
Occupancy and equipment	2,150	2,406	(256)	(10.6)
Professional services	981	587	394	67.1
Data processing	654	512	142	27.7
Director fees	352	317	35	11.0
FDIC insurance	223	403	(180)	(44.7)
Marketing	45	(9)	54	N/M(1)
Other	580	653	(73)	(11.2)
Total noninterest expense	$9,925	$9,638	$287	3.0%
(1) Metric not meaningful

Noninterest expense increased by $0.3 million to $9.9 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in noninterest expense was primarily driven by an increase in professional services expense and data processing expense.

Professional services expense totaled $1.0 million for the three months ended March 31, 2022, an increase of $0.4 million when compared to the same period in 2021. The increase in professional services expense was primarily driven by consulting fees associated with various projects, including our core system conversion.

Data processing expense totaled $0.7 million for the three months ended March 31, 2022, an increase of $0.1 million when compared to the same period in 2021. The increase in data processing expense was primarily driven by costs associated with our new online banking system.

Income Taxes

Income tax expense for the three months ended March 31, 2022 and 2021 totaled $2.1 million and $1.6 million, respectively. The effective tax rates for the three months ended March 31, 2022 and 2021 were 20.4% and 21.7%, respectively. The decrease in the effective tax rate was primarily attributable to an increase in the valuation of state deferred tax assets as a result of expanding taxable business activity in various states.

Financial Condition

Summary

At March 31, 2022 total assets were $2.5 billion, a $40.6 million increase, or 1.7%, compared to December 31, 2021. The increase in assets was primarily due to loan growth, partially offset by a decrease in excess liquidity. Gross loans totaled $2.0 billion at March 31, 2022, an increase of $90.4 million compared to December 31, 2021. Deposits totaled $2.2 billion at March 31, 2022, compared to $2.1 billion at December 31, 2021.

Total shareholders’ equity at March 31, 2022 and December 31, 2021 was $210.2 million and $202.0 million, respectively. The increase in shareholders' equity was primarily driven by (i) net income of $8.2 million for the three months ended March 31, 2022 and (ii) a $4.9 million favorable impact to accumulated other comprehensive income driven by fair value marks related to hedge positions involving interest rate swaps. The Company's interest rate swaps are used to hedge interest rate risk. The Company's current interest rate swap positions will cause a decrease to other comprehensive income in a falling interest rate environment and an increase in a rising interest rate environment. The increase in shareholders’ equity was partially offset by dividends paid of $1.6 million and common stock repurchases of $3.8 million.

Loan Portfolio

We originate commercial real estate loans, including construction loans, commercial business loans and other consumer loans. Our loan portfolio is the largest category of our earning assets.

Total loans before deferred loan fees and the allowance for loan losses were $1.99 billion at March 31, 2022 and $1.89 billion at December 31, 2021. Total gross loans increased $90.4 million as of March 31, 2022 compared to the year ended December 31, 2021.

The following table compares the composition of our loan portfolio for the dates indicated:

(In thousands)	At March 31, 2022	At December 31, 2021	Change
Real estate loans:
Residential	$68,617	$79,987	$(11,370)
Commercial	1,425,758	1,356,709	69,049
Construction	115,514	98,341	17,173
	1,609,889	1,535,037	74,852
Commercial business	370,166	350,975	19,191
Consumer	5,275	8,869	(3,594)
Total loans	$1,985,330	$1,894,881	$90,449

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

Nonperforming assets. Nonperforming assets include nonaccrual loans and property acquired through foreclosures or repossession. The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(In thousands)	At March 31, 2022	At December 31, 2021
Nonaccrual loans:
Real estate loans:
Residential	$2,181	$2,380
Commercial	3,365	3,482
Commercial business	817	1,728
Construction	9,382	8,997
Total nonaccrual loans	15,745	16,587
Other real estate owned	—	—
Total nonperforming assets	$15,745	$16,587

Nonperforming assets to total assets	0.63%	0.68%
Nonaccrual loans to total gross loans	0.79%	0.88%
Total past due loans to total gross loans	0.85%	1.72%

Nonperforming assets totaled $15.7 million and represented 0.63% of total assets at March 31, 2022, compared to $16.6 million and 0.68% of total assets at December 31, 2021. Nonaccrual loans totaled $15.7 million at March 31, 2022 and $16.6 million at December 31, 2021. There was no other real estate owned at March 31, 2022 or December 31, 2021.

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

The following table presents the activity in our allowance for loan losses and related ratios for the dates indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Balance at beginning of period	$16,902	$21,009
Charge-offs:
Commercial real estate	—	(163)
Consumer	(4)	(14)
Total charge-offs	(4)	(177)
Recoveries:
Commercial business	13	—
Consumer	1	9
Total recoveries	14	9
Net recoveries (charge-offs)	10	(168)
Provision (credit) charged to earnings	229	(296)
Balance at end of period	$17,141	$20,545
Net charge-offs to average loans	—%	0.01%
Allowance for loan losses to total gross loans	0.86%	1.23%

At March 31, 2022, our allowance for loan losses was $17.1 million and represented 0.86% of total gross loans, compared to $16.9 million, or 0.89% of total gross loans, at December 31, 2021.

The following table presents the allocation of the allowance for loan losses and the percentage of these loans to total loans for the dates indicated:

	At March 31, 2022		At December 31, 2021
(Dollars in thousands)	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
Residential real estate	$358	3.46%	$504	4.22%
Commercial real estate	13,441	71.81	12,751	71.60
Construction	56	5.82	4	5.19
Commercial business	3,254	18.64	3,590	18.52
Consumer	32	0.27	53	0.47
Total allowance for loan losses	$17,141	100.00%	$16,902	100.00%

The allocation of the allowance for loan losses at March 31, 2022 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the allowance for loan losses at March 31, 2022 is appropriate to cover probable losses.

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

Investment Securities

At March 31, 2022, the carrying value of our investment securities portfolio totaled $116.8 million and represented 4.7% of total assets, compared to $108.4 million, or 4.4% of total assets, at December 31, 2021.

The net unrealized loss position on our investment portfolio at March 31, 2022 was $2.3 million and included gross unrealized losses of $3.5 million. The net unrealized gain position on our investment portfolio at December 31, 2021 was $4.5 million and included gross unrealized losses of $0.5 million.

Deposit Activities and Other Sources of Funds

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest bearing demand	$412,985	19.06%	$398,956	18.78%
NOW	112,567	5.20	119,479	5.62
Money market	996,458	46.00	954,674	44.95
Savings	197,961	9.14	193,631	9.12
Time	446,233	20.60	457,258	21.53
Total deposits	$2,166,204	100.00%	$2,123,998	100.00%

Total deposits were $2.2 billion at March 31, 2022, an increase of $42.2 million, from the balance at December 31, 2021.

Brokered certificates of deposits totaled $249.4 million at March 31, 2022 and $249.4 million at December 31, 2021. There were no certificates of deposits from national listing services at March 31, 2022 or December 31, 2021. Brokered money market accounts totaled $100.3 million at March 31, 2022 and $104.0 million at December 31, 2021. Brokered deposits represent brokered certificates of deposit, brokered money market accounts, one way buy Certificate of Deposit Account Registry Service (CDARS), and one way buy Insured Cash Sweep (ICS).

At March 31, 2022 and December 31, 2021, time deposits with a denomination of $100 thousand or more, including CDARS and brokered deposits, totaled $383.6 million and $391.2 million, respectively, maturing during the periods indicated in the table below:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Maturing:
Within 3 months	$73,414	$80,417
After 3 but within 6 months	13,249	21,935
After 6 months but within 1 year	22,988	25,625
After 1 year	273,975	263,216
Total	$383,626	$391,193

We utilize advances from the Federal Home Loan Bank of Boston, or FHLB, as part of our overall funding strategy and to meet short-term liquidity needs, and to a lesser degree, manage interest rate risk arising from the difference in asset and liability maturities. Total FHLB advances were $50.0 million and $50.0 million at March 31, 2022 and December 31, 2021, respectively.

The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At March 31, 2022, the Bank had pledged $691.6 million of eligible loans as collateral to support borrowing capacity at the FHLB of Boston. As of March 31, 2022, the Bank had immediate availability to borrow an additional $314.5 million based on qualified collateral.

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

The Bank has a detailed liquidity funding policy and a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity. We employ a stress testing methodology to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of “business as usual” cash flows. The Bank has established unsecured borrowing capacity with the Atlantic Community Bankers Bank ("ACBB"), Zion’s Bank and Texas Capital Bank and also maintains additional collateralized borrowing capacity with the FHLB in excess of levels used in the ordinary course of business. Our sources of liquidity include cash, unpledged investment securities, borrowings from the FHLB, lines of credit from ACBB, Zion’s Bank and Texas Capital Bank, the brokered deposit market and national CD listing services.

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of March 31, 2022, the Company had cash and cash equivalents of $299.5 million and available-for-sale securities of $98.7 million. At March 31, 2022, outstanding commitments to originate loans totaled $148.3 million and undisbursed funds from approved lines of credit, home equity lines of credit and secured commercial lines of credit totaled $301.7 million.

Capital Resources

Shareholders’ equity totaled $210.2 million as of March 31, 2022, an increase of $8.2 million compared to December 31, 2021, primarily a result of (i) net income of $8.2 million for the three months ended March 31, 2022 and (ii) a $4.9 million favorable impact to accumulated other comprehensive income driven by fair value marks related to hedge positions involving interest rate swaps. The Company's interest rate swaps are used to hedge interest rate risk. The Company's current interest rate swap positions will cause a decrease to other comprehensive income in a falling interest rate environment and an increase in a rising interest rate environment. The increase in shareholders’ equity was partially offset by dividends paid of $1.6 million and common stock repurchases of $3.8 million. As of March 31, 2022, the tangible common equity ratio and fully diluted tangible book value per share were 8.32% and $26.75, respectively.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At March 31, 2022, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At March 31, 2022, the Bank’s ratio of Common Equity Tier 1 capital to risk-weighted assets was 11.20%, total capital to risk-weighted assets was 12.00%, Tier 1 capital to risk-weighted assets was 11.20% and Tier 1 capital to average assets was 9.80%.

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

We use two sets of standard scenarios to measure net interest income at risk. For the Parallel Ramp Scenarios, rate changes are ramped over a twelve-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Parallel Shock Scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Simulation analysis involves projecting a future balance sheet structure and interest income and expense under the various rate scenarios. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than: 6% for a 100 basis point shift; 12% for a 200 basis point shift; and 18% for a 300 basis point shift. Per Company policy, the Bank should not be outside these limits for twelve consecutive months unless the Bank's forecasted capital ratios are considered to be "well capitalized". As of March 31, 2022, the Bank has met all minimum regulatory capital requirements to be considered "well capitalized" (reference footnote 7 to the consolidated financial statements for more detail).

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning March 31, 2022 and December 31, 2021:

Parallel Ramp	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	March 31, 2022	December 31, 2021
-100	(1.70)%	(0.80)%
+200	(3.00)	(2.20)

Parallel Shock	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	March 31, 2022	December 31, 2021
-100	(3.70)%	(1.70)%
+100	(1.50)	(1.00)
+200	(3.20)	(1.90)
+300	(4.50)	(2.40)

The net interest income at risk simulation results indicate that, as of March 31, 2022, we remain liability sensitive. The liability sensitivity is due to the fact that there are more liabilities than assets subject to repricing as market rates change.

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

The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:

	Estimated Percent Change in Economic Value of Equity ("EVE")
Rate Changes (basis points)	March 31, 2022	December 31, 2021
-100	(12.30)%	(21.40)%
+100	0.10	3.10
+200	(1.60)	3.60
+300	(3.00)	4.50

While ALCO reviews and updates simulation assumptions and also periodically back-tests the simulation results to ensure that the assumptions are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk or future net interest margin. Over time, the repricing, maturity and prepayment characteristics of financial instruments and the composition of our balance sheet may change to a different degree than estimated. ALCO recognizes that deposit balances could shift into higher yielding alternatives as market rates change. ALCO has modeled increased costs of deposits in the rising rate simulation scenarios presented above. In the minus 100 scenario above, the change in EVE of (12.3)% is outside of policy parameters, however, the Bank continues to be well-capitalized. The result of this simulation was discussed with the ALCO and the Company has decided to not take any further action at this time as this scenario is deemed unlikely in the current interest rate environment.

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

(b) Change in internal controls:

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company and the Bank are periodically involved in various legal proceedings as normal incident to their businesses. In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 1A. Risk Factors

There have been no material changes in risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table includes information with respect to repurchases of the Company’s Common Stock during the three-month period ended March 31, 2022 under the Company’s share repurchase program.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2022 - January 31, 2022	1,591	$32.25	1,591	314,972
February 1, 2022 - February 28, 2022	4,986	33.91	4,986	309,986
March 1, 2022 - March 31, 2022	106,252	34.04	106,252	203,734
Total	112,829	$34.01	112,829	203,734

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

31.1	Certification of Christopher R. Gruseke pursuant to Rule 13a-14(a)

31.2	Certification of Penko Ivanov pursuant to Rule 13a-14(a)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Bankwell Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatting in Inline XBRL and contained in Exhibit 101)
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankwell Financial Group, Inc.
Date: May 6, 2022	/s/ Christopher R. Gruseke
Christopher R. Gruseke
President and Chief Executive Officer

Date: May 6, 2022	/s/ Penko Ivanov
Penko Ivanov
Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)