Form 10-Q
period 2022-06-30
Bankwell Financial Group, Inc.
filed 2022-08-08
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

or

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

As of July 31, 2022, there were 7,763,389 shares of the registrant’s common stock outstanding.

Bankwell Financial Group, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
Bankwell Financial Group, Inc.
Consolidated Balance Sheets - (unaudited)
(In thousands, except share data)

	June 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$149,522	$291,598
Federal funds sold	21,505	53,084
Cash and cash equivalents	171,027	344,682

Investment securities
Marketable equity securities, at fair value	2,126	2,168
Available for sale investment securities, at fair value	94,907	90,198
Held to maturity investment securities, at amortized cost (fair values of $15,511 and $18,445 at June 30, 2022 and December 31, 2021, respectively)	15,917	16,043
Total investment securities	112,950	108,409

Loans receivable (net of allowance for loan losses of $15,773 at June 30, 2022 and $16,902 at December 31, 2021)	2,036,626	1,875,167
Accrued interest receivable	8,047	7,512
Federal Home Loan Bank stock, at cost	5,064	2,814
Premises and equipment, net	27,768	25,588
Bank-owned life insurance	49,699	49,174
Goodwill	2,589	2,589
Deferred income taxes, net	4,768	7,621
Other assets	17,014	32,708
Total assets	$2,435,552	$2,456,264
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$372,584	$398,956
Interest bearing deposits	1,660,941	1,725,042
Total deposits	2,033,525	2,123,998

Advances from the Federal Home Loan Bank	105,000	50,000
Subordinated debentures (face value of $35,000 and $35,000 at June 30, 2022 and December 31, 2021, respectively, less unamortized debt issuance costs of $500 and $559 at June 30, 2022 and December 31, 2021, respectively)	34,500	34,441
Accrued expenses and other liabilities	37,060	45,838
Total liabilities	2,210,085	2,254,277
Commitments and contingencies
Shareholders' equity
Common stock, no par value; 10,000,000 shares authorized, 7,752,389 and 7,803,166 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	115,599	118,148
Retained earnings	109,523	92,400
Accumulated other comprehensive income (loss)	345	(8,561)
Total shareholders' equity	225,467	201,987

Total liabilities and shareholders' equity	$2,435,552	$2,456,264

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Income – (unaudited)
(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest and dividend income
Interest and fees on loans	$25,141	$19,266	$46,569	$37,166
Interest and dividends on securities	774	736	1,494	1,505
Interest on cash and cash equivalents	449	90	603	198
Total interest and dividend income	26,364	20,092	48,666	38,869

Interest expense
Interest expense on deposits	1,983	2,744	4,189	5,858
Interest expense on borrowings	558	769	1,144	1,777
Total interest expense	2,541	3,513	5,333	7,635

Net interest income	23,823	16,579	43,333	31,234

Credit for loan losses	(1,445)	(20)	(1,216)	(316)

Net interest income after credit for loan losses	25,268	16,599	44,549	31,550

Noninterest income
Gains and fees from sales of loans	608	814	1,239	1,327
Bank-owned life insurance	265	251	525	482
Service charges and fees	249	217	489	416
Other	30	158	(143)	1,170
Total noninterest income	1,152	1,440	2,110	3,395

Noninterest expense
Salaries and employee benefits	5,433	3,960	10,373	8,729
Occupancy and equipment	2,193	3,250	4,343	5,656
Professional services	1,000	547	1,981	1,134
Data processing	689	833	1,343	1,345
Director fees	339	327	691	644
FDIC insurance	262	300	485	703
Marketing	107	140	152	131
Other	913	695	1,493	1,348
Total noninterest expense	10,936	10,052	20,861	19,690
Income before income tax expense	15,484	7,987	25,798	15,255
Income tax expense	3,462	1,759	5,564	3,338
Net income	$12,022	$6,228	$20,234	$11,917

Earnings Per Common Share:
Basic	$1.56	$0.79	$2.61	$1.51
Diluted	$1.55	$0.79	$2.58	$1.50

Weighted Average Common Shares Outstanding:
Basic	7,556,645	7,722,481	7,596,639	7,744,368
Diluted	7,614,243	7,768,026	7,683,305	7,792,600
Dividends per common share	$0.20	$0.14	$0.40	$0.28

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Comprehensive Income (Loss) – (unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$12,022	$6,228	$20,234	$11,917
Other comprehensive income:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on available for sale securities	(1,924)	693	(6,691)	(332)
Reclassification adjustment for gain realized in net income	—	—	—	—
Net change in unrealized (losses) gains	(1,924)	693	(6,691)	(332)
Income tax benefit (expense)	430	(157)	1,494	70
Unrealized (losses) gains on securities, net of tax	(1,494)	536	(5,197)	(262)
Unrealized gains (losses) on interest rate swaps:
Unrealized gains (losses) on interest rate swaps	7,144	(3,699)	18,160	7,235
Income tax (expense) benefit	(1,596)	837	(4,057)	(1,597)
Unrealized gains (losses) on interest rate swaps, net of tax	5,548	(2,862)	14,103	5,638
Total other comprehensive income (loss), net of tax	4,054	(2,326)	8,906	5,376
Comprehensive income	$16,076	$3,902	$29,140	$17,293

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders' Equity – (unaudited)
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at March 31, 2022	7,761,338	$114,882	$99,047	$(3,709)	$210,220
Net income	—	—	12,022	—	12,022
Other comprehensive income, net of tax	—	—	—	4,054	4,054
Cash dividends declared ($0.20 per share)	—	—	(1,546)	—	(1,546)
Stock-based compensation expense	—	717	—	—	717
Forfeitures of restricted stock	(9,449)	—	—	—	—
Issuance of restricted stock	500	—	—	—	—
Balance at June 30, 2022	7,752,389	$115,599	$109,523	$345	$225,467

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2021	7,908,630	$120,398	$75,418	$(7,873)	$187,943
Net income	—	—	6,228	—	6,228
Other comprehensive loss, net of tax	—	—	—	(2,326)	(2,326)
Cash dividends declared ($0.14 per share)	—	—	(1,103)	—	(1,103)
Stock-based compensation expense	—	424	—	—	424
Repurchase of common stock	(13,529)	(371)	—	—	(371)
Balance at June 30, 2021	7,895,101	$120,451	$80,543	$(10,199)	$190,795

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders' Equity – (continued)
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2021	7,803,166	$118,148	$92,400	$(8,561)	$201,987
Net income	—	—	20,234	—	20,234
Other comprehensive income, net of tax	—	—	—	8,906	8,906
Cash dividends declared ($0.40 per share)	—	—	(3,111)	—	(3,111)
Stock-based compensation expense	—	1,258	—	—	1,258
Forfeitures of restricted stock	(9,449)	—	—	—	—
Issuance of restricted stock	69,501	—	—	—	—
Stock options exercised	2,000	30	—	—	30
Repurchase of common stock	(112,829)	(3,837)	—	—	(3,837)
Balance at June 30, 2022	7,752,389	$115,599	$109,523	$345	$225,467

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2020	7,919,278	$121,338	$70,839	$(15,575)	$176,602
Net income	—	—	11,917	—	11,917
Other comprehensive income, net of tax	—	—	—	5,376	5,376
Cash dividends declared ($0.28 per share)	—	—	(2,213)	—	(2,213)
Stock-based compensation expense	—	856	—	—	856
Forfeitures of restricted stock	(150)	—	—	—	—
Issuance of restricted stock	51,628	—	—	—	—
Stock options exercised	3,500	53	—	—	53
Repurchase of common stock	(79,155)	(1,796)	—	—	(1,796)
Balance at June 30, 2021	7,895,101	$120,451	$80,543	$(10,199)	$190,795

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows – (unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$20,234	$11,917
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on investment securities	171	93
Credit for loan losses	(1,216)	(316)
Provision for deferred income taxes	642	1,566
Change in fair value of marketable equity securities	55	28
Depreciation and amortization	1,590	1,833
Amortization of debt issuance costs	59	108
Change in valuation allowance of right-of-use asset	—	(29)
Increase in cash surrender value of bank-owned life insurance	(525)	(482)
Gains and fees from sales of loans	(1,239)	(1,327)
Stock-based compensation	1,258	856
Amortization of intangibles	—	18
(Gain) loss on sale of premises and equipment	(51)	6
Net change in:
Deferred loan fees	1,385	(399)
Accrued interest receivable	(535)	(82)
Other assets	19,182	5,909
Accrued expenses and other liabilities	5,542	(1,365)
Net cash provided by operating activities	46,552	18,334

Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	4,666	8,840
Proceeds from principal repayments on held to maturity securities	130	4,653
Purchases of marketable equity securities	(13)	(13)
Purchases of available for sale securities	(16,241)	(11,648)
Purchases of held to maturity securities	—	(4,736)
Purchases of bank-owned life insurance	—	(5,500)
Net increase in loans	(171,810)	(127,267)
Proceeds from sales of loans not originated for sale	11,421	11,707
Purchases of premises and equipment, net	(3,719)	(4,127)
(Purchase) reduction of Federal Home Loan Bank stock	(2,250)	4,016
Net cash used in investing activities	(177,816)	(124,075)

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows - (Continued)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from financing activities
Net change in time certificates of deposit	$18,852	$(140,985)
Net change in other deposits	(109,325)	252,971
Net change in FHLB advances	55,000	(100,000)
Repayment of subordinated debt	—	(10,000)
Proceeds from exercise of options	30	53
Dividends paid on common stock	(3,111)	(2,213)
Repurchase of common stock	(3,837)	(1,796)
Net cash used in financing activities	(42,391)	(1,970)
Net decrease in cash and cash equivalents	(173,655)	(107,711)
Cash and cash equivalents:
Beginning of year	344,682	409,598
End of period	$171,027	$301,887
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$5,799	$3,497
Income taxes	5,837	2,938
Noncash investing and financing activities:
Net change in unrealized gains or losses on available for sale securities	(6,691)	(332)
Net change in unrealized gains or losses on interest rate swaps	18,160	7,235
Establishment of right-of-use asset and lease liability	—	9,837
Transfer of loans from held-for-investment to held-for-sale	10,182	10,380

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

The Bank is a Connecticut state chartered commercial bank, founded in 2002, whose deposits are insured under the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank provides commercial lending services through a variety of fixed and floating rate products in Connecticut and surrounding markets. Such services are also provided to certain industries across several regions of the United States, primarily with borrowers with whom the Company has existing relationships. The Bank operates branches in New Canaan, Stamford, Fairfield, Wilton, Westport, Darien, Norwalk, and Hamden, Connecticut. During the second quarter of 2022, the Company sold its Wilton branch building that was previously classified as held for sale. On July 8, 2022, the Company announced that it will be closing the Wilton branch effective October 7, 2022. All regulatory notices have been filed as it relates to the closure of the Wilton branch.

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

2. Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at June 30, 2022 were as follows:

	June 30, 2022
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Due from one through five years	$40,885	$—	$(2,570)	$38,315
Due from five through ten years	32,106	—	(752)	31,354
Due after ten years	10,980	—	(694)	10,286
Total U.S. Government and agency obligations	83,971	—	(4,016)	79,955

Corporate bonds
Due from five through ten years	14,000	—	(520)	13,480
Due after ten years	1,500	—	(28)	1,472
Total corporate bonds	15,500	—	(548)	14,952

Total available for sale securities	$99,471	$—	$(4,564)	$94,907

Held to maturity securities:
State agency and municipal obligations
Due after ten years	$15,878	$550	$(959)	$15,469

Government-sponsored mortgage backed securities
No contractual maturity	39	3	—	42
Total held to maturity securities	$15,917	$553	$(959)	$15,511

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

There were no sales of investment securities during the six months ended June 30, 2022 or 2021.

At June 30, 2022 and December 31, 2021, none of the Company's securities were pledged as collateral with the Federal Home Loan Bank ("FHLB") or any other institution.

As of June 30, 2022 and December 31, 2021, the actual durations of the Company's available for sale securities were significantly shorter than the stated maturities.

As of June 30, 2022, the Company held marketable equity securities with a fair value of $2.1 million and an amortized cost of $2.1 million. At December 31, 2021, the Company held marketable equity securities with a fair value of $2.2 million and an amortized cost of $2.1 million. These securities represent an investment in mutual funds that have an objective to make investments for CRA purposes.

The following tables provide information regarding available for sale securities and held to maturity securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2022 and December 31, 2021:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)

June 30, 2022
U.S. Government and agency obligations	$79,955	$(4,016)	4.78%	$—	$—	—%	$79,955	$(4,016)	4.78%
Corporate bonds	14,952	(548)	3.53	—	—	—	14,952	(548)	3.53
State agency and municipal obligations	6,392	(119)	1.82	3,777	(840)	18.20	10,169	(959)	8.62
Total investment securities	$101,299	$(4,683)	4.42%	$3,777	$(840)	18.20%	$105,076	$(5,523)	4.99%

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)

December 31, 2021
U.S. Government and agency obligations	$28,121	$(239)	0.84%	$—	$—	—%	$28,121	$(239)	0.84%
Corporate bonds	2,990	(10)	0.35	—	—	—	2,990	(10)	0.35
State agency and municipal obligations	4,443	(206)	4.44	—	—	—	4,443	(206)	4.44
Total investment securities	$35,554	$(455)	1.27%	$—	$—	—%	$35,554	$(455)	1.27%

There were thirty-three and seven available for sale securities or held to maturity securities as of June 30, 2022 and December 31, 2021, respectively, in which the fair value of the security was less than the amortized cost of the security.

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

The Company has the intent and ability to retain its investment securities in an unrealized loss position at June 30, 2022 until the decline in value has recovered or the security has matured.

3. Loans Receivable and Allowance for Loan Losses

The following table sets forth a summary of the loan portfolio at June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022	December 31, 2021
Real estate loans:
Residential	$64,253	$79,987
Commercial	1,499,364	1,356,709
Construction	111,422	98,341
	1,675,039	1,535,037

Commercial business (1)	372,361	350,975

Consumer	9,196	8,869
Total loans	2,056,596	1,894,881

Allowance for loan losses	(15,773)	(16,902)
Deferred loan origination fees, net	(4,197)	(2,812)
Loans receivable, net	$2,036,626	$1,875,167

(1) The June 30, 2022 and December 31, 2021 balances include $39 thousand and $0.2 million, respectively, of Paycheck Protection Program ("PPP") loans made under the CARES Act.

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

Consumer: This portfolio segment includes loans secured by savings or certificate accounts, automobiles, as well as unsecured personal loans and overdraft lines of credit. In addition, there are loans to finance insurance premiums, secured primarily by the cash surrender value of life insurance and marketable securities.

Allowance for loan losses

The following tables set forth the activity in the Company’s allowance for loan losses for the three and six months ended June 30, 2022 and 2021, by portfolio segment:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended June 30, 2022
Beginning balance	$358	$13,441	$56	$3,254	$32	$17,141
Charge-offs	—	—	—	—	—	—
Recoveries	—	77	—	—	—	77
(Credits) provisions	(27)	(2,038)	39	548	33	(1,445)
Ending balance	$331	$11,480	$95	$3,802	$65	$15,773

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended June 30, 2021
Beginning balance	$501	$16,259	$297	$3,452	$36	$20,545
Charge-offs	—	(3,814)	—	(51)	(4)	(3,869)
Recoveries	—	—	—	16	—	16
(Credits) provisions	(183)	764	(164)	(441)	4	(20)
Ending balance	$318	$13,209	$133	$2,976	$36	$16,672

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Six Months Ended June 30, 2022
Beginning balance	$504	$12,751	$4	$3,590	$53	$16,902
Charge-offs	—	—	—	—	(4)	(4)
Recoveries	—	77	—	13	1	91
(Credits) provisions	(173)	(1,348)	91	199	15	(1,216)
Ending balance	$331	$11,480	$95	$3,802	$65	$15,773

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Six Months Ended June 30, 2021
Beginning balance	$610	$16,425	$221	$3,753	$—	$21,009
Charge-offs	—	(3,977)	—	(51)	(18)	(4,046)
Recoveries	—	—	—	16	9	25
(Credits) provisions	(292)	761	(88)	(742)	45	(316)
Ending balance	$318	$13,209	$133	$2,976	$36	$16,672

Loans evaluated for impairment and the related allowance for loan losses as of June 30, 2022 and December 31, 2021 were as follows:

	Portfolio	Allowance
	(In thousands)
June 30, 2022
Loans individually evaluated for impairment:
Residential real estate	$3,882	$170
Commercial real estate	25,547	929
Construction	9,382	—
Commercial business	2,984	84
Subtotal	41,795	1,183
Loans collectively evaluated for impairment:
Residential real estate	60,371	161
Commercial real estate	1,473,817	10,551
Construction	102,040	95
Commercial business	369,377	3,718
Consumer	9,196	65
Subtotal	2,014,801	14,590

Total	$2,056,596	$15,773

	Portfolio	Allowance
	(In thousands)
December 31, 2021
Loans individually evaluated for impairment:
Residential real estate	$4,150	$261
Commercial real estate	29,666	2,520
Construction	8,997	—
Commercial business	4,368	87
Subtotal	47,181	2,868
Loans collectively evaluated for impairment:
Residential real estate	75,837	243
Commercial real estate	1,327,043	10,231
Construction	89,344	4
Commercial business	346,607	3,503
Consumer	8,869	53
Subtotal	1,847,700	14,034

Total	$1,894,881	$16,902

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

The following tables present credit risk ratings by loan segment as of June 30, 2022 and December 31, 2021:

	Commercial Credit Quality Indicators
	June 30, 2022				December 31, 2021
	Commercial Real Estate	Construction	Commercial Business	Total	Commercial Real Estate	Construction	Commercial Business	Total
	(In thousands)
Pass	$1,455,062	$102,040	$367,923	$1,925,025	$1,307,992	$89,344	$345,153	$1,742,489
Special Mention	18,755	—	1,454	20,209	19,051	—	1,454	20,505
Substandard	25,466	9,382	2,369	37,217	29,255	8,997	2,847	41,099
Doubtful	81	—	615	696	411	—	1,521	1,932
Loss	—	—	—	—	—	—	—	—
Total loans	$1,499,364	$111,422	$372,361	$1,983,147	$1,356,709	$98,341	$350,975	$1,806,025

	Residential and Consumer Credit Quality Indicators
	June 30, 2022			December 31, 2021
	Residential Real Estate	Consumer	Total	Residential Real Estate	Consumer	Total
	(In thousands)
Pass	$60,226	$9,196	$69,422	$75,692	$8,869	$84,561
Special Mention	145	—	145	145	—	145
Substandard	3,882	—	3,882	3,975	—	3,975
Doubtful	—	—	—	175	—	175
Loss	—	—	—	—	—	—
Total loans	$64,253	$9,196	$73,449	$79,987	$8,869	$88,856

Loan portfolio aging analysis

When a loan is 15 days past due, the Company sends the borrower a late notice. The Company attempts to contact the borrower by phone if the delinquency is not corrected promptly after the notice has been sent. When the loan is 30 days past due, the Company mails the borrower a letter reminding the borrower of the delinquency, and attempts to contact the borrower personally to determine the reason for the delinquency and ensure the borrower understands the terms of the loan. If necessary, after the 90th day of delinquency, the Company may take other appropriate legal action. A summary report of all loans 30 days or more past due is provided to the Board of Directors of the Company periodically. Loans greater than 90 days past due are generally put on nonaccrual status. A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt. A loan is considered to be no longer delinquent when timely payments are made for a period of at least six months (one year for loans providing for quarterly or semi-annual payments) by the borrower in accordance with the contractual terms. Loans that are granted payment deferrals under the CARES Act are not required to be reported as past due or placed on non-accrual status if the criteria under section 4013 of the CARES Act is met. As of June 30, 2022, no loans remained on active deferral under the CARES Act.

The following tables set forth certain information with respect to the Company's loan portfolio delinquencies by portfolio segment as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$920	$—	$132	$1,052	$63,201	$64,253
Commercial real estate	973	10,622	2,681	14,276	1,485,088	1,499,364
Construction	—	—	9,382	9,382	102,040	111,422
Commercial business	2,036	1,454	552	4,042	368,319	372,361
Consumer	—	—	—	—	9,196	9,196
Total loans	$3,929	$12,076	$12,747	$28,752	$2,027,844	$2,056,596

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$873	$—	$878	$1,751	$78,236	$79,987
Commercial real estate	2,186	10,500	4,244	16,930	1,339,779	1,356,709
Construction	—	—	8,997	8,997	89,344	98,341
Commercial business	1,995	1,483	1,469	4,947	346,028	350,975
Consumer	—	3	—	3	8,866	8,869
Total loans	$5,054	$11,986	$15,588	$32,628	$1,862,253	$1,894,881

There were no loans delinquent greater than 90 days and still accruing interest as of June 30, 2022. There were two loans, totaling $1.1 million, delinquent greater than 90 days and still accruing interest as of December 31, 2021. The delinquencies for these particular loans were a result of an administrative delay.

Loans on nonaccrual status

The following is a summary of nonaccrual loans by portfolio segment as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(In thousands)
Residential real estate	$2,161	$2,380
Commercial real estate	2,955	3,482
Commercial business	787	1,728
Construction	9,382	8,997
Total	$15,285	$16,587

Interest income on loans that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the six months ended June 30, 2022 and 2021 was $0.4 million and $0.7 million, respectively. There was no interest income recognized on these loans for the six months ended June 30, 2022 and 2021.

At June 30, 2022 and December 31, 2021, there were no commitments to lend additional funds to any borrower on nonaccrual status. Nonaccrual loans with no specific reserve totaled $13.4 million and $14.2 million at June 30, 2022 and December 31, 2021, respectively, as these loans were deemed to be adequately collateralized.

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

The following table summarizes impaired loans by portfolio segment as of June 30, 2022 and December 31, 2021:

	Carrying Amount		Unpaid Principal Balance		Associated Allowance
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$2,161	$1,851	$2,382	$2,038	$—	$—
Commercial real estate	1,109	8,338	1,401	8,698	—	—
Construction	9,382	8,997	9,382	8,997	—	—
Commercial business	984	1,938	1,347	2,582	—	—
Total impaired loans without a valuation allowance	13,636	21,124	14,512	22,315	—	—

Impaired loans with a valuation allowance:
Residential real estate	$1,721	$2,299	$1,721	$2,304	$170	$261
Commercial real estate	24,438	21,328	24,477	21,367	929	2,520
Commercial business	2,000	2,430	2,000	2,429	84	87
Total impaired loans with a valuation allowance	28,159	26,057	28,198	26,100	1,183	2,868
Total impaired loans	$41,795	$47,181	$42,710	$48,415	$1,183	$2,868

The following tables summarize the average carrying amount of impaired loans and interest income recognized on impaired loans by portfolio segment for the three and six months ended June 30, 2022 and 2021:

	Average Carrying Amount		Interest Income Recognized
	Three Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$2,174	$4,163	$—	$22
Commercial real estate	1,158	10,911	—	68
Commercial business	1,002	4,667	5	7
Construction	9,382	8,997	—	—
Total impaired loans without a valuation allowance	13,716	28,738	5	97
Impaired loans with a valuation allowance:
Residential real estate	$1,729	$—	$12	$—
Commercial real estate	24,457	22,827	139	225
Commercial business	2,000	120	13	1
Total impaired loans with a valuation allowance	28,186	22,947	164	226
Total impaired loans	$41,902	$51,685	$169	$323

	Average Carrying Amount		Interest Income Recognized
	Six Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$2,182	$4,180	$—	$43
Commercial real estate	1,213	11,008	—	362
Commercial business	1,020	4,687	10	67
Construction	9,217	8,997	—	—
Total impaired loans without a valuation allowance	13,632	28,872	10	472
Impaired loans with a valuation allowance:
Residential real estate	$1,737	$—	$24	$—
Commercial real estate	24,450	23,249	278	428
Commercial business	2,139	124	27	3
Total impaired loans with a valuation allowance	28,326	23,373	329	431
Total impaired loans	$41,958	$52,245	$339	$903

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

Loans classified as TDRs totaled $22.3 million at June 30, 2022 and $25.8 million at December 31, 2021. The following tables provide information on loans that were modified as TDRs during the periods indicated.

	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2022	2021	2022	2021	2022	2021
Three Months Ended June 30,
Residential real estate	1	1	$703	$132	$703	$132
Commercial business	—	1	—	2,567	—	2,655
Commercial real estate	—	1	—	3,217	—	3,168
Total	1	3	$703	$5,916	$703	$5,955

	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2022	2021	2022	2021	2022	2021
Six Months Ended June 30,
Residential real estate	1	2	$703	$764	$703	$764
Commercial business	—	1	—	2,567	—	2,655
Commercial real estate	—	1	—	3,217	—	3,168
Total	1	4	$703	$6,548	$703	$6,587

At June 30, 2022 and December 31, 2021, there were six nonaccrual loans identified as TDRs totaling $2.6 million and five nonaccrual loans identified as TDRs totaling $2.0 million, respectively.

There were no loans modified in a troubled debt restructuring that re-defaulted during the six months ended June 30, 2022 and June 30, 2021.

The following table provides information on how loans were modified as TDRs during the three and six months ended June 30, 2022 and June 30, 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Payment concession	$703	$132	$703	$764
Maturity, rate and payment concession	—	2,655	—	2,655
Rate concession	—	3,168	—	3,168
Total	$703	$5,955	$703	$6,587

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

4. Shareholders' Equity

Common Stock

The Company has 10,000,000 shares authorized and 7,752,389 shares issued and outstanding at June 30, 2022 and 10,000,000 shares authorized and 7,803,166 shares issued and outstanding at December 31, 2021. The Company's stock is traded on the NASDAQ stock market under the ticker symbol BWFG.

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

Issuer Purchases of Equity Securities

On December 19, 2018, the Company's Board of Directors authorized a share repurchase program of up to 400,000 shares of the Company's Common Stock and, on October 27, 2021, the Company’ Board of Directors authorized the repurchase of an additional 200,000 shares under its share repurchase program. The Company intends to accomplish the share repurchases through open market transactions, though the Company could accomplish repurchases through other means, such as privately negotiated transactions. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The share repurchase plan does not obligate the Company to acquire any particular amount of Common Stock, and it may be modified or suspended at any time at the Company's discretion. During the six months ended June 30, 2022, the Company purchased 112,829 shares of its Common Stock at a weighted average price of $34.01 per share. During the year ended December 31, 2021, the Company purchased 190,770 shares of its Common Stock at a weighted average price of $26.62 per share.

5. Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives. The Company's derivative instruments are utilized to manage economic risks, including interest rate risk. Changes in fair value of the Company's derivatives are primarily driven by changes in interest rates and recognized in other comprehensive income. The Company's current derivative positions will cause a decrease to other comprehensive income in a falling interest rate environment and an increase in a rising interest rate environment. The Company’s total comprehensive income or loss for the three and six months ended June 30, 2022 and June 30, 2021 is reported in the Consolidated Statements of Comprehensive Income.

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax for the three and six months ended June 30, 2022 and June 30, 2021:

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at March 31, 2022	$(2,052)	$(1,657)	$(3,709)
Other comprehensive (loss) income before reclassifications, net of tax	(1,494)	5,212	3,718
Amounts reclassified from accumulated other comprehensive income, net of tax	—	336	336
Net other comprehensive (loss) income	(1,494)	5,548	4,054
Balance at June 30, 2022	$(3,546)	$3,891	$345

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at March 31, 2021	$1,946	$(9,819)	$(7,873)
Other comprehensive income (loss) before reclassifications, net of tax	536	(3,599)	(3,063)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	737	737
Net other comprehensive income (loss)	536	(2,862)	(2,326)
Balance at June 30, 2021	$2,482	$(12,681)	$(10,199)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2021	$1,651	$(10,212)	$(8,561)
Other comprehensive (loss) income before reclassifications, net of tax	(5,197)	13,112	7,915
Amounts reclassified from accumulated other comprehensive income, net of tax	—	991	991
Net other comprehensive (loss) income	(5,197)	14,103	8,906
Balance at June 30, 2022	$(3,546)	$3,891	$345

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2020	$2,744	$(18,319)	$(15,575)
Other comprehensive (loss) income before reclassifications, net of tax	(262)	4,177	3,915
Amounts reclassified from accumulated other comprehensive income, net of tax	—	1,461	1,461
Net other comprehensive (loss) income	(262)	5,638	5,376
Balance at June 30, 2021	$2,482	$(12,681)	$(10,199)

The following table provides information for the items reclassified from accumulated other comprehensive income or loss:

Accumulated Other Comprehensive Income Components	Three Months Ended June 30,		Six Months Ended June 30,		Associated Line Item in the Consolidated Statements of Income
	2022	2021	2022	2021
	(In thousands)
Derivatives:
Unrealized losses on derivatives	$(433)	$(953)	$(1,276)	$(1,875)	Interest expense on borrowings
Tax benefit	97	216	285	414	Income tax expense
Net of tax	$(336)	$(737)	$(991)	$(1,461)

16. Earnings per share ("EPS")

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

The following table is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Net income	$12,022	$6,228	$20,234	$11,917
Dividends to participating securities(1)	(33)	(22)	(68)	(44)
Undistributed earnings allocated to participating securities(1)	(224)	(99)	(371)	(189)
Net income for earnings per share calculation	$11,765	$6,107	$19,795	$11,684

Weighted average shares outstanding, basic	7,557	7,722	7,597	7,744
Effect of dilutive equity-based awards(2)	57	46	86	49
Weighted average shares outstanding, diluted	7,614	7,768	7,683	7,793
Net earnings per common share:
Basic earnings per common share	$1.56	$0.79	$2.61	$1.51
Diluted earnings per common share	$1.55	$0.79	$2.58	$1.50
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

As of June 30, 2022, the Bank and Company met all capital adequacy requirements to which they are subject. There are no conditions or events since then that management believes have changed this conclusion.

The capital amounts and ratios for the Bank and the Company at June 30, 2022 and December 31, 2021 were as follows:

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
June 30, 2022
Common Equity Tier 1 Capital to Risk-Weighted Assets	$249,640	11.10%	$157,430	7.00%	$146,185	6.50%
Total Capital to Risk-Weighted Assets	265,473	11.80%	236,145	10.50%	224,900	10.00%
Tier I Capital to Risk-Weighted Assets	249,640	11.10%	191,165	8.50%	179,920	8.00%
Tier I Capital to Average Assets	249,640	10.15%	98,354	4.00%	122,942	5.00%

Bankwell Financial Group, Inc.
June 30, 2022
Common Equity Tier 1 Capital to Risk-Weighted Assets	$221,981	9.86%	$157,633	7.00%	N/A	N/A
Total Capital to Risk-Weighted Assets	272,314	12.09%	236,450	10.50%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	221,981	9.86%	191,412	8.50%	N/A	N/A
Tier I Capital to Average Assets	221,981	9.03%	98,346	4.00%	N/A	N/A

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
December 31, 2021
Common Equity Tier 1 Capital to Risk-Weighted Assets	$232,106	11.18%	$145,353	7.00%	$134,971	6.50%
Total Capital to Risk-Weighted Assets	249,178	12.00%	218,030	10.50%	207,648	10.00%
Tier I Capital to Risk-Weighted Assets	232,106	11.18%	176,500	8.50%	166,118	8.00%
Tier I Capital to Average Assets	232,106	9.94%	93,392	4.00%	116,740	5.00%

Bankwell Financial Group, Inc.
December 31, 2021
Common Equity Tier 1 Capital to Risk-Weighted Assets	$207,393	9.97%	$145,629	7.00%	N/A	N/A
Total Capital to Risk-Weighted Assets	260,024	12.50%	218,443	10.50%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	207,393	9.97%	176,835	8.50%	N/A	N/A
Tier I Capital to Average Assets	207,393	8.87%	93,534	4.00%	N/A	N/A

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

Reserve Requirements on Cash

The Bank was not required to maintain a minimum reserve balance in the Federal Reserve Bank (FRB) at June 30, 2022 or December 31, 2021 as the FRB has waived this requirement due to the COVID-19 pandemic.

8. Deposits

At June 30, 2022 and December 31, 2021, deposits consisted of the following:

	June 30, 2022	December 31, 2021
	(In thousands)
Noninterest bearing demand deposit accounts	$372,584	$398,956
Interest bearing accounts:
NOW	155,026	119,479
Money market	833,730	954,674
Savings	196,075	193,631
Time certificates of deposit	476,110	457,258
Total interest bearing accounts	1,660,941	1,725,042
Total deposits	$2,033,525	$2,123,998
Maturities of time certificates of deposit as of June 30, 2022 and December 31, 2021 are summarized below:

	June 30, 2022	December 31, 2021
	(In thousands)
2022	$140,991	$167,147
2023	213,743	179,520
2024	113,338	110,449
2025	7,873	33
2026	109	109
2027	56	—
Total	$476,110	$457,258
The aggregate amount of individual certificate accounts, including brokered deposits with balances of $250,000 or more, was approximately $346.4 million at June 30, 2022 and $305.7 million at December 31, 2021.
Brokered certificates of deposits totaled $299.4 million at June 30, 2022 and $249.4 million at December 31, 2021. There were no certificates of deposits from national listing services at June 30, 2022 or December 31, 2021. Brokered money market accounts totaled $50.0 million at June 30, 2022 and $104.0 million at December 31, 2021.
The following table summarizes interest expense on deposits by account type for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
NOW	$59	$54	$106	$97
Money market	1,146	941	2,326	1,891
Savings	103	92	204	217
Time certificates of deposits	675	1,657	1,553	3,653
Total interest expense on deposits	$1,983	$2,744	$4,189	$5,858

9. Stock-Based Compensation

Equity award plans

The Company has stock options or unvested restricted stock outstanding under three equity award plans, which are collectively referred to as the “Plan”. The current plan under which any future issuances of equity awards will be made is the 2022 Bankwell Financial Group, Inc. Stock Plan, or the “2022 Plan”. All equity awards made under the 2022 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of stock options or restricted stock. At June 30, 2022, there were 482,169 shares reserved for future issuance under the 2022 Plan.

Stock Options: The Company accounts for stock options based on the fair value at the date of grant and records an expense over the vesting period of such awards on a straight line basis.

There were no options granted during the six months ended June 30, 2022.

A summary of the status of outstanding stock options for the six months ended June 30, 2022 is presented below:

	Six Months Ended June 30, 2022
	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	11,680	$17.37
Exercised	(2,000)	15.00
Options outstanding at end of period	9,680	17.86

Options exercisable at end of period	9,680	17.86

Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. The total intrinsic value of share options exercised during the six months ended June 30, 2022 was $39 thousand.

The exercise price for the 9,680 options exercisable at June 30, 2022 was $17.86 per share. The weighted average remaining contractual life for these options was 0.9 years at June 30, 2022. At June 30, 2022, as all awarded options have vested, all of the outstanding options are exercisable, and the aggregate intrinsic value of these options was $128 thousand.

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.

The following table presents the activity for restricted stock for the six months ended June 30, 2022:

	Six Months Ended June 30, 2022
	Number of Shares		Weighted Average Grant Date Fair Value
Unvested at beginning of period	190,359	(1)	$24.57
Granted	69,501	(2)	34.24
Vested	(54,667)	(3)	24.17
Forfeited	(9,449)		29.05
Unvested at end of period	195,744		27.89
(1)    Includes 29,462 shares of performance based restricted stock
(2)    Includes 20,905 shares of performance based restricted stock
(3)    Includes 13,798 shares of performance based restricted stock

The total fair value of restricted stock awards vested during the six months ended June 30, 2022 was $1.8 million.

The Company's restricted stock expense for the six months ended June 30, 2022 and June 30, 2021 was $1.3 million and $0.9 million, respectively. At June 30, 2022, there was $4.1 million of unrecognized stock compensation expense for restricted stock, expected to be recognized over a weighted average period of 1.7 years.

Performance Based Restricted Stock: The Company has 36,569 shares of performance based restricted stock outstanding as of June 30, 2022 pursuant to the Company’s 2012 BNC Financial Group, Inc. Stock Plan. The awards vest over a three year service period, provided certain performance metrics are met. The share quantity that ultimately vests can range between 0% and 200%, which is dependent on the degree to which the performance metrics are met. The Company records an expense over the vesting period based on (a) the probability that the performance metric will be met and (b) the fair market value of the Company’s stock at the date of the grant.

10. Derivative Instruments

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, and duration of its funding along with the use of interest rate derivative financial instruments, namely interest rate swaps. The Company does not use derivatives for speculative purposes. As of June 30, 2022, the Company was a party to six interest rate swaps, designated as hedging instruments, to add stability to interest expense and to manage its exposure to the variability of the future cash flows attributable to the contractually specified interest rates. The notional amount for each swap is $25 million and in each case, the Company has entered into pay-fixed interest rate swaps to convert rolling 90 days Federal Home Loan Bank advances or brokered deposits. The Company terminated two swaps with a total notional amount of $50 million during the three months ended June 30, 2022. The underlying debt associated with the terminated swaps was kept in place. The fair value of the terminated swaps totaled $161.8 thousand as of June 30, 2022. The fair value of the terminated swaps will be reclassified from other comprehensive income to interest expense on a straight line basis over the original term of the hedging relationship. As of June 30, 2022, the Company has four interest rate swaps not designated as hedging instruments, to minimize interest rate risk exposure with loans to customers.

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

Information about derivative instruments at June 30, 2022 and December 31, 2021 is as follows:

	As of June 30, 2022
	Derivative Assets			Derivative Liabilities
	Original Notional Amount	Balance Sheet Location	Fair Value	Original Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	$150,000	Other assets	$4,846	$—	Accrued expenses and other liabilities	$—

Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$38,500	Other assets	$2,461	$38,500	Accrued expenses and other liabilities	$(2,461)

(1) Represents interest rate swaps with commercial banking customers, which are offset by derivatives with a third party.

Accrued interest payable related to interest rate swaps as of June 30, 2022 totaled $1.9 thousand and is excluded from the fair value presented in the table above. The fair value of interest rate swaps in a net asset position, including accrued interest, totaled $4.8 million as of June 30, 2022.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects to reclassify $2.0 million to interest expense during the next 12 months.
The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. The Company does not offset derivative assets and derivative liabilities for financial statement presentation purposes.
Changes in the consolidated statements of comprehensive income (loss) related to interest rate derivatives designated as hedges of cash flows were as follows for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Interest rate swaps designated as cash flow hedges:
Unrealized gain (loss) recognized in accumulated other comprehensive income before reclassifications	$6,711	$(4,652)	$16,885	$5,360
Amounts reclassified from accumulated other comprehensive income	433	953	1,275	1,875
Income tax (expense) benefit on items recognized in accumulated other comprehensive income	(1,596)	837	(4,057)	(1,597)
Other comprehensive income (loss)	$5,548	$(2,862)	$14,103	$5,638

The above unrealized gains and losses are reflective of market interest rates as of the respective balance sheet dates. Generally, a lower interest rate environment will result in a negative impact to comprehensive income whereas a higher interest rate environment will result in a positive impact to comprehensive income.

The following tables summarize gross and net information about derivative instruments that are offset in the Consolidated Balance Sheets at June 30, 2022 and December 31, 2021:

	June 30, 2022
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received(2)	Net Amount
Derivative Assets	$7,291	$—	$7,291	$—	$7,291	$—
(1) Includes accrued interest payable totaling $16 thousand.
(2) Actual cash collateral received totaled $8.3 million, total cash collateral received in the above table represents the total value to net the derivative assets to $0.

	June 30, 2022
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivative Liabilities	$2,447	$—	$2,447	$—	$—	$2,447

(1) Includes accrued interest receivable totaling $14 thousand.

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

The carrying values, fair values and placement in the fair value hierarchy of the Company's financial instruments at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$149,522	$149,522	$149,522	$—	$—
Federal funds sold	21,505	21,505	21,505	—	—
Marketable equity securities	2,126	2,126	2,126	—	—
Available for sale securities	94,907	94,907	38,315	56,592	—
Held to maturity securities	15,917	15,511	—	42	15,469
Loans receivable, net	2,036,626	2,007,466	—	—	2,007,466
Accrued interest receivable	8,047	8,047	—	8,047	—
FHLB stock	5,064	5,064	—	5,064	—
Servicing asset, net of valuation allowance	964	964	—	—	964
Derivative asset	7,307	7,307	—	7,307	—

Financial Liabilities:
Noninterest bearing deposits	$372,584	$372,584	$—	$372,584	$—
NOW and money market	988,756	988,756	—	988,756	—
Savings	196,075	196,075	—	196,075	—
Time deposits	476,110	469,285	—	—	469,285
Accrued interest payable	768	768	—	768	—
Advances from the FHLB	105,000	104,983	—	—	104,983
Subordinated debentures	34,500	31,603	—	—	31,603
Servicing liability	7	7	—	—	7
Derivative liability	2,461	2,461	—	2,461	—

	December 31, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$291,598	$291,598	$291,598	$—	$—
Federal funds sold	53,084	53,084	53,084	—	—
Marketable equity securities	2,168	2,168	2,168	—	—
Available for sale securities	90,198	90,198	25,569	64,629	—
Held to maturity securities	16,043	18,445	—	52	18,393
Loans receivable, net	1,875,167	1,858,661	—	—	1,858,661
Accrued interest receivable	7,512	7,512	—	7,512	—
FHLB stock	2,814	2,814	—	2,814	—
Servicing asset, net of valuation allowance	818	818	—	—	818
Derivative asset	3,628	3,628	—	3,628	—
Assets held for sale	2,268	2,268	—	—	2,268

Financial Liabilities:
Noninterest bearing deposits	$398,956	$398,956	$—	$398,956	$—
NOW and money market	1,074,153	1,074,153	—	1,074,153	—
Savings	193,631	193,631	—	193,631	—
Time deposits	457,258	457,759	—	—	457,759
Accrued interest payable	1,234	1,234	—	1,234	—
Advances from the FHLB	50,000	49,996	—	—	49,996
Subordinated debentures	34,441	34,509	—	—	34,509
Servicing liability	14	14	—	—	14
Derivative liability	16,780	16,780	—	16,780	—

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

Financial instruments measured at fair value on a recurring basis

The following table details the financial instruments carried at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the six months ended June 30, 2022 and for the year ended December 31, 2021.

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
June 30, 2022:
Marketable equity securities	$2,126	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	38,315	41,640	—
Corporate bonds	—	14,952	—
Derivative asset	—	7,307	—
Derivative liability	—	2,461	—

December 31, 2021:
Marketable equity securities	$2,168	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	25,569	49,620	—
Corporate bonds	—	15,009	—
Derivative asset	—	3,628	—
Derivative liability	—	16,780	—

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

The following table details the financial instruments measured at fair value on a nonrecurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
June 30, 2022:
Impaired loans	$—	$—	$40,612
Servicing asset, net	—	—	957

December 31, 2021:
Impaired loans	$—	$—	$44,313
Servicing asset, net	—	—	804
Assets held for sale	—	—	2,268

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at June 30, 2022 and December 31, 2021:

	Fair Value	Valuation Methodology	Unobservable Input	Range
	(Dollars in thousands)
June 30, 2022:
Impaired loans	$15,801	Appraisals	Discount to appraised value	8.00%
	24,811	Discounted cash flows	Discount rate	3.00 - 6.50%
	$40,612

Servicing asset, net	$957	Discounted cash flows	Discount rate	10.00%(1)
			Prepayment rate	3.00 - 17.00%
December 31, 2021:
Impaired loans	$18,548	Appraisals	Discount to appraised value	8.00%
	25,765	Discounted cash flows	Discount rate	3.00 - 6.75%
	$44,313

Servicing asset, net	$804	Discounted cash flows	Discount rate	10.00%(2)
			Prepayment rate	3.00 - 17.00%

Assets held for sale	$2,268	Sale & income approach	Adjustment to valuation and cost to sell	N/A
(1) Servicing liabilities totaling $7 thousand were valued using a discount rate of 2.7%.
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

On October 14, 2021, the Company completed a private placement of a $35.0 million fixed-to-floating rate subordinated note (the “2021 Note”) to an institutional accredited investor. The Company used the net proceeds to repay the 2015 Notes and for general corporate purposes.

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

The Company incurred certain costs associated with the issuance of its subordinated debt. The Company capitalized these costs and they have been presented within subordinated debentures on the consolidated balance sheets. At June 30, 2022 and December 31, 2021, unamortized debt issuance costs were $0.5 million and $0.6 million, respectively. Debt issuance costs amortize over the expected life of the related debt. For the three months ended June 30, 2022 and 2021 the amortization expense for debt issuance costs were $29 thousand and $95 thousand, respectively, and were recognized as an increase to interest expense on borrowings within the consolidated statements of income. For the six months ended June 30, 2022 and 2021 the amortization expense for debt issuance costs were $59 thousand and $108 thousand, respectively.

The Company recognized $0.3 million and $0.3 million in interest expense related to its subordinated debt for the three month periods ended June 30, 2022 and 2021, respectively. The Company recognized $0.6 million and $0.7 million in interest expense related to its subordinated debt for the six month periods ended June 30, 2022 and 2021, respectively.

14. Subsequent Events

On July 27, 2022, the Company’s Board of Directors declared a $0.20 per share cash dividend, payable on August 25, 2022 to shareholders of record on August 15, 2022.

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

Earnings and Performance Overview

For the three months ended June 30, 2022, net interest income was $23.8 million, an increase of $7.2 million or 43.7% when compared to the same period in 2021. For the six months ended June 30, 2022, net interest income was $43.3 million, an increase of $12.1 million or 38.7% when compared to the same period in 2021. The increase in net interest income for the three and six months ended June 30, 2022 was primarily due to an increase in interest and fees on loans due to loan growth and higher overall loan yields and from lower interest expense on deposits. The increase in loan yields was aided by loan prepayment fees, which totaled $1.8 million for the quarter ended June 30, 2022, compared to $0.8 million for the quarter ended June 30, 2021.

Noninterest income decreased $0.3 million to $1.2 million for the three months ended June 30, 2022 compared to the same period in 2021. Noninterest income decreased $1.3 million to $2.1 million for the six months ended June 30, 2022 compared to the same period in 2021. The decrease in noninterest income was driven by a reduction in loan sales for the three and six months ended June 30, 2022 when compared to the same periods in the prior year. Loan sales decreased $0.2 million and $0.1 million for the three and six months ended June 30, 2022, respectively. In addition, noninterest income declined due to the absence of rental income recognized during the three and six months ended June 30, 2021, as a result of the disposition of the Company's former headquarters building. Noninterest income also declined for the six months ended June 30, 2022 due to a one-time federal payroll tax credit for COVID-19 of $0.9 million recognized in the three months ended March 31, 2021.

Net income available to common shareholders was $12.0 million, or $1.55 per diluted share, and $6.2 million, or $0.79 per diluted share, for the three months ended June 30, 2022 and 2021, respectively. Net income available to common shareholders was $20.2 million, or $2.58 per diluted share, and $11.9 million, or $1.50 per diluted share, for the six months ended June 30, 2022 and 2021, respectively. The increase in net income was primarily impacted by the aforementioned increases in net interest income and a decrease in the provision for loan losses primarily driven by the release of specific reserves on impaired loans that showed improved performance or paid off, partially offset by a decrease in the aforementioned noninterest income.

Returns on average shareholders' equity and average assets for the three months ended June 30, 2022 were 22.09% and 1.96%, respectively, compared to 13.06% and 1.11%, respectively, for the three months ended June 30, 2021. Returns on average shareholders' equity and average assets for the six months ended June 30, 2022 were 19.16% and 1.65%, respectively, compared to 12.87% and 1.07%, respectively, for the six months ended June 30, 2021.

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

FTE net interest income for the three months ended June 30, 2022 and 2021 was $23.9 million and $16.6 million, respectively. FTE net interest income for the six months ended June 30, 2022 and 2021 was $43.4 million and $31.3 million, respectively.

FTE interest income for the three months ended June 30, 2022 increased by $6.3 million, or 31.1%, to $26.4 million, compared to FTE interest income for the three months ended June 30, 2021. FTE interest income for the six months ended June 30, 2022 increased by $9.8 million, or 25.1%, to $48.8 million, compared to FTE interest income for the six months ended June 30, 2021. This increase was due to an increase in interest and fees on loans due to loan growth and higher overall loan yields. The increase in loan yields was aided by loan prepayment fees, which totaled $1.8 million for the quarter ended June 30, 2022, compared to $0.8 million for the quarter ended June 30, 2021.

Interest expense for the three months ended June 30, 2022 decreased by $1.0 million, or 27.7%, compared to interest expense for the three months ended June 30, 2021. Interest expense for the six months ended June 30, 2022 decreased by $2.3 million, or 30.2%, compared to interest expense for the six months ended June 30, 2021. This decrease was due to lower interest rates on deposits.

The net interest margin increased by 89 basis points to 4.01% for the three months ended June 30, 2022, compared to the three months ended June 30, 2021 and the net interest margin increased by 72 basis points to 3.65% for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase in the net interest margin was due to lower interest expense from a decrease in rates on interest bearing deposits, elevated loan prepayment fees, and an increase in overall loan yields.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables present the average balances and yields earned on interest earning assets and average balances and weighted average rates paid on our funding liabilities for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
	2022			2021

(Dollars in thousands)	Average Balance	Interest	Yield / Rate (4)	Average Balance	Interest	Yield / Rate (4)
Assets:
Cash and Fed funds sold	$247,013	$449	0.73%	$336,073	$90	0.11%
Securities (1)	118,534	809	2.73	103,297	761	2.95
Loans:
Commercial real estate	1,443,239	17,278	4.74	1,163,134	13,678	4.65
Residential real estate	66,460	553	3.33	105,975	958	3.62
Construction	106,285	1,938	7.21	110,780	1,036	3.70
Commercial business	393,318	5,327	5.36	296,613	3,506	4.68
Consumer	5,298	45	3.43	8,851	88	3.98
Total loans	2,014,600	25,141	4.94	1,685,353	19,266	4.52
Federal Home Loan Bank stock	3,263	15	1.79	4,219	25	2.34
Total earning assets	2,383,410	$26,414	4.38%	2,128,942	$20,142	3.74%
Other assets	79,380			117,334
Total assets	$2,462,790			$2,246,276

Liabilities and shareholders' equity:
Interest bearing liabilities:
NOW	$136,414	$59	0.17%	$118,806	$54	0.18%
Money market	931,101	1,146	0.49	782,079	941	0.48
Savings	198,304	103	0.21	168,870	92	0.22
Time	451,508	675	0.60	538,915	1,657	1.23
Total interest bearing deposits	1,717,327	1,983	0.46	1,608,670	2,744	0.68
Borrowed money	85,092	558	2.59	101,586	769	3.00
Total interest bearing liabilities	1,802,419	$2,541	0.57%	1,710,256	$3,513	0.82%
Noninterest bearing deposits	407,890			298,467
Other liabilities	34,231			46,329
Total Liabilities	2,244,540			2,055,052
Shareholders' equity	218,250			191,224

Total liabilities and shareholders' equity	$2,462,790			$2,246,276
Net interest income (2)		$23,873			$16,629
Interest rate spread			3.81%			2.92%
Net interest margin (3)			4.01%			3.12%
(1)Average balances and yields for securities are based on amortized cost.
(2)The adjustment for securities and loans taxable equivalency amounted to $50 thousand and $50 thousand for the three months ended June 30, 2022 and 2021, respectively.
(3)Annualized net interest income as a percentage of earning assets.
(4)Yields are calculated using the contractual day count convention for each respective product type.

	Six Months Ended June 30,
	2022			2021

(Dollars in thousands)	Average Balance	Interest	Yield / Rate (4)	Average Balance	Interest	Yield / Rate (4)
Assets:
Cash and Fed funds sold	$296,239	$603	0.41%	$368,779	$198	0.11%
Securities (1)	115,452	1,563	2.71	102,252	1,549	3.03
Loans:
Commercial real estate	1,393,836	32,273	4.61	1,146,258	26,354	4.57
Residential real estate	70,125	1,224	3.49	109,003	1,996	3.66
Construction	104,176	2,971	5.67	102,459	1,916	3.72
Commercial business	388,249	9,954	5.10	295,682	6,763	4.55
Consumer	5,666	147	5.25	6,956	137	3.96
Total loans	1,962,052	46,569	4.72	1,660,358	37,166	4.45
Federal Home Loan Bank stock	3,051	29	1.94	5,356	56	2.11
Total earning assets	2,376,794	$48,764	4.08%	2,136,745	$38,969	3.64%
Other assets	89,866			115,718
Total assets	$2,466,660			$2,252,463

Liabilities and shareholders' equity:
Interest bearing liabilities:
NOW	$124,361	$106	0.17%	$109,990	$97	0.18%
Money market	950,131	2,326	0.49	759,435	1,891	0.50
Savings	196,400	204	0.21	164,630	217	0.27
Time	452,676	1,553	0.69	574,876	3,653	1.28
Total interest bearing deposits	1,723,568	4,189	0.49	1,608,931	5,858	0.73
Borrowed money	84,770	1,144	2.68	126,886	1,777	2.79
Total interest bearing liabilities	1,808,338	$5,333	0.59%	1,735,817	$7,635	0.89%
Noninterest bearing deposits	406,707			284,226
Other liabilities	38,683			45,756
Total Liabilities	2,253,728			2,065,799
Shareholders' equity	212,932			186,664

Total liabilities and shareholders' equity	$2,466,660			$2,252,463
Net interest income (2)		$43,431			$31,334
Interest rate spread			3.49%			2.75%
Net interest margin (3)			3.65%			2.93%
(1)Average balances and yields for securities are based on amortized cost.
(2)The adjustment for securities and loans taxable equivalency amounted to $98 thousand and $100 thousand for the six months ended June 30, 2022 and 2021, respectively.
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

	Three Months Ended June 30, 2022 vs 2021 Increase (Decrease)			Six Months Ended June 30, 2022 vs 2021 Increase (Decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Cash and Fed funds sold	$(30)	$389	$359	$(46)	$451	$405
Securities	107	(59)	48	188	(174)	14
Loans:
Commercial real estate	3,349	251	3,600	5,731	188	5,919
Residential real estate	(334)	(71)	(405)	(683)	(89)	(772)
Construction	(44)	946	902	33	1,022	1,055
Commercial business	1,257	564	1,821	2,299	892	3,191
Consumer	(32)	(11)	(43)	(29)	39	10
Total loans	4,196	1,679	5,875	7,351	2,052	9,403
Federal Home Loan Bank stock	(5)	(5)	(10)	(23)	(4)	(27)
Total change in interest and dividend income	4,268	2,004	6,272	7,470	2,325	9,795
Interest expense:
Deposits:
NOW	8	(3)	5	12	(3)	9
Money market	183	22	205	467	(32)	435
Savings	15	(4)	11	38	(51)	(13)
Time	(236)	(746)	(982)	(664)	(1,436)	(2,100)
Total deposits	(30)	(731)	(761)	(147)	(1,522)	(1,669)
Borrowed money	(116)	(95)	(211)	(571)	(62)	(633)
Total change in interest expense	(146)	(826)	(972)	(718)	(1,584)	(2,302)
Change in net interest income	$4,414	$2,830	$7,244	$8,188	$3,909	$12,097

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

The credit for loan losses for the three months ended June 30, 2022 was $1.4 million compared to a credit for loan losses of $20.0 thousand for the three months ended June 30, 2021. The credit for loan losses for the six months ended June 30, 2022 was $1.2 million compared to a credit for loan losses of $0.3 million for the six months ended June 30, 2021. The decrease in the provision for loan losses for the three and six months ended June 30, 2022 was primarily driven by the release of specific reserves on impaired loans that showed improved performance or paid off.

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of fees generated from deposit relationships with our customers, fees generated from sales and referrals of loans, income earned on bank-owned life insurance and gains on sales of investment securities.

The following tables compare noninterest income for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	$	%
Gains and fees from sales of loans	$608	$814	$(206)	(25.3)%
Bank-owned life insurance	265	251	14	5.6
Service charges and fees	249	217	32	14.7
Other	30	158	(128)	(81.0)
Total noninterest income	$1,152	$1,440	$(288)	(20.0)%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	$	%
Gains and fees from sales of loans	$1,239	$1,327	$(88)	(6.6)%
Bank-owned life insurance	525	482	43	8.9
Service charges and fees	489	416	73	17.5
Other	(143)	1,170	(1,313)	(112.2)
Total noninterest income	$2,110	$3,395	$(1,285)	(37.8)%
Noninterest income decreased by $0.3 million to $1.2 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Noninterest income decreased by $1.3 million to $2.1 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
The decrease in noninterest income was driven by a reduction in loan sales for the three and six months ended June 30, 2022 when compared to the same periods in the prior year. Loan sales decreased $0.2 million and $0.1 million for the three and six months ended June 30, 2022, respectively. In addition, noninterest income declined due to the absence of rental income recognized during the three and six months ended June 30, 2021, as a result of the disposition of the Company's former headquarters building. Noninterest income also declined for the six months ended June 30, 2022 due to a one-time federal payroll tax credit for COVID-19 of $0.9 million recognized in the quarter ended March 31, 2021.

Noninterest Expense

The following tables compare noninterest expense for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	$	%
Salaries and employee benefits	$5,433	$3,960	$1,473	37.2%
Occupancy and equipment	2,193	3,250	(1,057)	(32.5)
Professional services	1,000	547	453	82.8
Data processing	689	833	(144)	(17.3)
Director fees	339	327	12	3.7
FDIC insurance	262	300	(38)	(12.7)
Marketing	107	140	(33)	(23.6)
Other	913	695	218	31.4
Total noninterest expense	$10,936	$10,052	$884	8.8%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	$	%
Salaries and employee benefits	$10,373	$8,729	$1,644	18.8%
Occupancy and equipment	4,343	5,656	(1,313)	(23.2)
Professional services	1,981	1,134	847	74.7
Data processing	1,343	1,345	(2)	(0.1)
Director fees	691	644	47	7.3
FDIC insurance	485	703	(218)	(31.0)
Marketing	152	131	21	16.0
Other	1,493	1,348	145	10.8
Total noninterest expense	$20,861	$19,690	$1,171	5.9%

Noninterest expense increased by $0.9 million to $10.9 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Noninterest expense increased by $1.2 million to $20.9 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in noninterest expense was primarily driven by an increase in salaries and employee benefits expense and professional services expense, partially offset by a decrease in occupancy and equipment expense.

Salaries and employee benefits expense totaled $5.4 million for the quarter ended June 30, 2022, an increase of $1.5 million when compared to the same period in 2021. Salaries and employee benefits expense totaled $10.4 million for the six months ended June 30, 2022, an increase of $1.6 million when compared to the same period in 2021. The increase in salaries and employee benefits expense was primarily driven by an increase in full time equivalent employees. Full time equivalent employees totaled 132 at June 30, 2022 compared to 125 for the same period in 2021. Average full time equivalent employees totaled 128 for the six months ended June 30, 2022 compared to 124 for the same period in 2021. The increase in salaries and employee benefits expense was also impacted by an increase in variable compensation accruals as a result of the Bank's overall improved performance. The increase in salaries and employee benefits expense was partially offset by increased expense deferrals driven by higher loan originations.

Professional services expense totaled $1.0 million for the quarter ended June 30, 2022, an increase of $0.5 million when compared to the same period in 2021. Professional services expense totaled $2.0 million for the six months ended June 30, 2022, an increase of $0.8 million when compared to the same period in 2021. The increase in professional services expense was primarily driven by consulting fees associated with various projects, including our core system conversion.

Occupancy and equipment expense totaled $2.2 million for the quarter ended June 30, 2022, a decrease of $1.1 million when compared to the same period in 2021. Occupancy and equipment expense totaled $4.3 million for the six months ended June 30, 2022, a decrease of $1.3 million when compared to the same period in 2021. The decrease in occupancy and equipment expense was primarily driven by the curtailment of additional cleaning costs associated with precautions taken to prevent the spread of COVID-19 during the six months ended June 30, 2021.

Income Taxes

Income tax expense for the three months ended June 30, 2022 and 2021 totaled $3.5 million and $1.8 million, respectively. The effective tax rates for the three months ended June 30, 2022 and 2021 were 22.4% and 22.0%, respectively. Income tax expense for the six months ended June 30, 2022 and 2021 totaled $5.6 million and $3.3 million, respectively. The effective tax rates for the six months ended June 30, 2022 and 2021 were 21.6% and 21.9%, respectively.

Financial Condition

Summary

At June 30, 2022 total assets were $2.4 billion, a $20.7 million, or 0.8% decrease, compared to December 31, 2021. The decrease in assets was primarily due to a decrease in deposits while excess liquidity funded additional loan growth. Gross loans totaled $2.1 billion at June 30, 2022, an increase of $161.7 million compared to December 31, 2021. Deposits totaled $2.0 billion at June 30, 2022, compared to $2.1 billion at December 31, 2021.

Total shareholders’ equity at June 30, 2022 and December 31, 2021 was $225.5 million and $202.0 million, respectively. The increase in shareholders' equity was primarily driven by (i) net income of $20.2 million for the six months ended June 30, 2022 and (ii) an $8.9 million favorable impact to accumulated other comprehensive income driven by fair value marks related to hedge positions involving interest rate swaps, partially offset by fair value marks on the Company's investment portfolio. The Company's interest rate swaps are used to hedge interest rate risk. The increase in Shareholders’ equity was partially offset by dividends paid of $3.1 million and common stock repurchases of $3.8 million.

Loan Portfolio

We originate commercial real estate loans, including construction loans, commercial business loans and other consumer loans. Our loan portfolio is the largest category of our earning assets.

Total loans before deferred loan fees and the allowance for loan losses were $2.06 billion at June 30, 2022 and $1.89 billion at December 31, 2021. Total gross loans increased $161.7 million as of June 30, 2022 compared to the year ended December 31, 2021.

The following table compares the composition of our loan portfolio for the dates indicated:

(In thousands)	At June 30, 2022	At December 31, 2021	Change
Real estate loans:
Residential	$64,253	$79,987	$(15,734)
Commercial	1,499,364	1,356,709	142,655
Construction	111,422	98,341	13,081
	1,675,039	1,535,037	140,002
Commercial business	372,361	350,975	21,386
Consumer	9,196	8,869	327
Total loans	$2,056,596	$1,894,881	$161,715

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

Nonperforming assets. Nonperforming assets include nonaccrual loans and property acquired through foreclosures or repossession. The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(In thousands)	At June 30, 2022	At December 31, 2021
Nonaccrual loans:
Real estate loans:
Residential	$2,161	$2,380
Commercial	2,955	3,482
Commercial business	787	1,728
Construction	9,382	8,997
Total nonaccrual loans	15,285	16,587
Other real estate owned	—	—
Total nonperforming assets	$15,285	$16,587

Nonperforming assets to total assets	0.63%	0.68%
Nonaccrual loans to total gross loans	0.74%	0.88%
Total past due loans to total gross loans	1.40%	1.72%

Nonperforming assets totaled $15.3 million and represented 0.63% of total assets at June 30, 2022, compared to $16.6 million and 0.68% of total assets at December 31, 2021. Nonaccrual loans totaled $15.3 million at June 30, 2022 and $16.6 million at December 31, 2021. There was no other real estate owned at June 30, 2022 or December 31, 2021.

Past due loans decreased to $28.8 million, or 1.40% of total loans, as of June 30, 2022, compared to $32.6 million, or 1.72% of total loans, as of December 31, 2021. As of June 30, 2022, past due loans include one $10.5 million commercial real estate loan, representing 0.51% of total loans, that had reached maturity and is in active negotiations to be refinanced.
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

The following table presents the activity in our allowance for loan losses and related ratios for the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Balance at beginning of period	$17,141	$20,545	$16,902	$21,009
Charge-offs:
Commercial real estate	—	(3,814)	—	(3,977)
Commercial business	—	(51)	—	(51)
Consumer	—	(4)	(4)	(18)
Total charge-offs	—	(3,869)	(4)	(4,046)
Recoveries:
Commercial real estate	77	—	77	—
Commercial business	—	16	13	16
Consumer	—	—	1	9
Total recoveries	77	16	91	25
Net recoveries (charge-offs)	77	(3,853)	87	(4,021)
Credit charged to earnings	(1,445)	(20)	(1,216)	(316)
Balance at end of period	$15,773	$16,672	$15,773	$16,672
Net charge-offs to average loans	—%	0.23%	—%	0.24%
Allowance for loan losses to total gross loans	0.77%	0.96%	0.77%	0.96%

At June 30, 2022, our allowance for loan losses was $15.8 million and represented 0.77% of total gross loans, compared to $16.9 million, or 0.89% of total gross loans, at December 31, 2021.

The following table presents the allocation of the allowance for loan losses and the percentage of these loans to total loans for the dates indicated:

	At June 30, 2022		At December 31, 2021
(Dollars in thousands)	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
Residential real estate	$331	3.12%	$504	4.22%
Commercial real estate	11,480	72.91	12,751	71.60
Construction	95	5.42	4	5.19
Commercial business	3,802	18.10	3,590	18.52
Consumer	65	0.45	53	0.47
Total allowance for loan losses	$15,773	100.00%	$16,902	100.00%

The allocation of the allowance for loan losses at June 30, 2022 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the allowance for loan losses at June 30, 2022 is appropriate to cover probable losses.

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

Investment Securities

At June 30, 2022, the carrying value of our investment securities portfolio totaled $113.0 million and represented 4.6% of total assets, compared to $108.4 million, or 4.4% of total assets, at December 31, 2021.

The net unrealized loss position on our investment portfolio at June 30, 2022 was $5.0 million and included gross unrealized losses of $5.5 million. The net unrealized gain position on our investment portfolio at December 31, 2021 was $4.5 million and included gross unrealized losses of $0.5 million.

Deposit Activities and Other Sources of Funds

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest bearing demand	$372,584	18.32%	$398,956	18.78%
NOW	155,026	7.63	119,479	5.62
Money market	833,730	41.00	954,674	44.95
Savings	196,075	9.64	193,631	9.12
Time	476,110	23.41	457,258	21.53
Total deposits	$2,033,525	100.00%	$2,123,998	100.00%

Total deposits were $2.0 billion at June 30, 2022, a decrease of $90.5 million, from the balance at December 31, 2021. The decrease in deposits is primarily a result of seasonal fluctuations in several municipal and commercial deposit relationships.

Brokered certificates of deposits totaled $299.4 million at June 30, 2022 and $249.4 million at December 31, 2021. There were no certificates of deposits from national listing services at June 30, 2022 or December 31, 2021. Brokered money market accounts totaled $50.0 million at June 30, 2022 and $104.0 million at December 31, 2021. Brokered deposits represent brokered certificates of deposit, brokered money market accounts, one way buy Certificate of Deposit Account Registry Service (CDARS), and one way buy Insured Cash Sweep (ICS).

At June 30, 2022 and December 31, 2021, time deposits with a denomination of $100 thousand or more, including CDARS and other brokered deposits, totaled $418.5 million and $391.2 million, respectively, maturing during the periods indicated in the table below:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Maturing:
Within 3 months	$113,511	$80,417
After 3 but within 6 months	12,158	21,935
After 6 months but within 1 year	37,560	25,625
After 1 year	255,235	263,216
Total	$418,464	$391,193

We utilize advances from the Federal Home Loan Bank of Boston, or FHLB, as part of our overall funding strategy and to meet short-term liquidity needs, and to a lesser degree, manage interest rate risk arising from the difference in asset and liability maturities. Total FHLB advances were $105.0 million and $50.0 million at June 30, 2022 and December 31, 2021, respectively.

The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At June 30, 2022, the Bank had pledged $731.9 million of eligible loans as collateral to support borrowing capacity at the FHLB of Boston. As of June 30, 2022, the Bank had immediate availability to borrow an additional $286.0 million based on qualified collateral.

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

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of June 30, 2022, the Company had cash and cash equivalents of $171.0 million and available-for-sale securities of $94.9 million. At June 30, 2022, outstanding commitments to originate loans totaled $181.2 million and undisbursed funds from approved lines of credit, home equity lines of credit and secured commercial lines of credit totaled $336.6 million.

Capital Resources

Shareholders’ equity totaled $225.5 million as of June 30, 2022, an increase of $23.5 million compared to December 31, 2021, primarily a result of (i) net income of $20.2 million for the six months ended June 30, 2022 and (ii) an $8.9 million favorable impact to accumulated other comprehensive income driven by fair value marks related to hedge positions involving interest rate swaps, partially offset by fair value marks on the Company's investment portfolio. The Company's interest rate swaps are used to hedge interest rate risk. The increase in shareholders’ equity was partially offset by dividends paid of $3.1 million and common stock repurchases of $3.8 million. As of June 30, 2022, the tangible common equity ratio and fully diluted tangible book value per share were 9.16% and $28.75, respectively.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At June 30, 2022, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At June 30, 2022, the Bank’s ratio of Common Equity Tier 1 capital to risk-weighted assets was 11.10%, total capital to risk-weighted assets was 11.80%, Tier 1 capital to risk-weighted assets was 11.10% and Tier 1 capital to average assets was 10.15%.

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

We use two sets of standard scenarios to measure net interest income at risk. For the Parallel Ramp Scenarios, rate changes are ramped over a twelve-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Parallel Shock Scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Simulation analysis involves projecting a future balance sheet structure and interest income and expense under the various rate scenarios. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than: 6% for a 100 basis point shift; 12% for a 200 basis point shift; and 18% for a 300 basis point shift. Per Company policy, the Bank should not be outside these limits for twelve consecutive months unless the Bank's forecasted capital ratios are considered to be "well capitalized". As of June 30, 2022, the Bank met all minimum regulatory capital requirements to be considered "well capitalized" (reference footnote 7 to the consolidated financial statements for more detail).

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning June 30, 2022 and December 31, 2021:

Parallel Ramp	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	June 30, 2022	December 31, 2021
-100	(1.80)%	(0.80)%
+200	(4.00)	(2.20)

Parallel Shock	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	June 30, 2022	December 31, 2021
-100	(4.20)%	(1.70)%
+100	(2.70)	(1.00)
+200	(5.70)	(1.90)
+300	(8.50)	(2.40)

The net interest income at risk simulation results indicate that, as of June 30, 2022, we remain liability sensitive. The liability sensitivity is due to the fact that there are more liabilities than assets subject to repricing as market rates change.

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

The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:

	Estimated Percent Change in Economic Value of Equity ("EVE")
Rate Changes (basis points)	June 30, 2022	December 31, 2021
-100	(7.70)%	(21.40)%
+100	(1.90)	3.10
+200	(5.10)	3.60
+300	(8.20)	4.50

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

(b) Change in internal controls:

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table includes information with respect to repurchases of the Company’s Common Stock during the three-month period ended June 30, 2022 under the Company’s share repurchase program.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2022 - April 30, 2022	—	$—	—	203,734
May 1, 2022 - May 31, 2022	—	—	—	203,734
June 1, 2022 - June 30, 2022	—	—	—	203,734
Total	—	$—	—	203,734

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

10.1	2022 Bankwell Financial Group, Inc. Stock Plan

10.2	First Amendment to Agreement dated as of July 30, 2022, amending Agreement dated as of February 5, 2020 by and among Bankwell Financial Group, Inc. and Lawrence B. Seidman

31.1	Certification of Christopher R. Gruseke pursuant to Rule 13a-14(a)

31.2	Certification of Penko Ivanov pursuant to Rule 13a-14(a)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Bankwell Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatting in Inline XBRL and contained in Exhibit 101)
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankwell Financial Group, Inc.
Date: August 8, 2022	/s/ Christopher R. Gruseke
Christopher R. Gruseke
President and Chief Executive Officer

Date: August 8, 2022	/s/ Penko Ivanov
Penko Ivanov
Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)