Form 10-Q
period 2022-09-30
Bankwell Financial Group, Inc.
filed 2022-11-07
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

or

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

As of October 31, 2022, there were 7,710,331 shares of the registrant’s common stock outstanding.

Bankwell Financial Group, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
Bankwell Financial Group, Inc.
Consolidated Balance Sheets - (unaudited)
(In thousands, except share data)

	September 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$212,175	$291,598
Federal funds sold	10,947	53,084
Cash and cash equivalents	223,122	344,682

Investment securities
Marketable equity securities, at fair value	1,973	2,168
Available for sale investment securities, at fair value	95,095	90,198
Held to maturity investment securities, at amortized cost (fair values of $14,641 and $18,445 at September 30, 2022 and December 31, 2021, respectively)	16,027	16,043
Total investment securities	113,095	108,409

Loans receivable (net of allowance for loan losses of $18,167 at September 30, 2022 and $16,902 at December 31, 2021)	2,263,432	1,875,167
Accrued interest receivable	9,552	7,512
Federal Home Loan Bank stock, at cost	5,039	2,814
Premises and equipment, net	27,510	25,588
Bank-owned life insurance	49,970	49,174
Goodwill	2,589	2,589
Deferred income taxes, net	5,952	7,621
Other assets	22,734	32,708
Total assets	$2,722,995	$2,456,264
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$380,365	$398,956
Interest bearing deposits	1,906,337	1,725,042
Total deposits	2,286,702	2,123,998

Advances from the Federal Home Loan Bank	90,000	50,000
Subordinated debentures (face value of $70,000 and $35,000 at September 30, 2022 and December 31, 2021, respectively, less unamortized debt issuance costs of $1,103 and $559 at September 30, 2022 and December 31, 2021, respectively)	68,897	34,441
Accrued expenses and other liabilities	45,896	45,838
Total liabilities	2,491,495	2,254,277
Commitments and contingencies
Shareholders' equity
Common stock, no par value; 10,000,000 shares authorized, 7,711,843 and 7,803,166 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	114,548	118,148
Retained earnings	117,152	92,400
Accumulated other comprehensive loss	(200)	(8,561)
Total shareholders' equity	231,500	201,987

Total liabilities and shareholders' equity	$2,722,995	$2,456,264

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Income – (unaudited)
(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest and dividend income
Interest and fees on loans	$28,128	$19,795	$74,697	$56,961
Interest and dividends on securities	811	731	2,305	2,236
Interest on cash and cash equivalents	747	88	1,350	286
Total interest and dividend income	29,686	20,614	78,352	59,483

Interest expense
Interest expense on deposits	4,092	2,387	8,281	8,245
Interest expense on borrowings	993	503	2,137	2,280
Total interest expense	5,085	2,890	10,418	10,525

Net interest income	24,601	17,724	67,934	48,958

Provision (credit) for loan losses	2,381	134	1,165	(182)

Net interest income after provision (credit) for loan losses	22,220	17,590	66,769	49,140

Noninterest income
Bank-owned life insurance	271	271	796	753
Service charges and fees	240	199	729	615
(Losses) gains and fees from sales of loans	(15)	924	1,224	2,251
Other	(94)	43	(237)	1,213
Total noninterest income	402	1,437	2,512	4,832

Noninterest expense
Salaries and employee benefits	5,876	4,782	16,249	13,511
Occupancy and equipment	2,035	2,615	6,378	8,271
Professional services	994	498	2,975	1,632
Data processing	626	632	1,969	1,977
Director fees	325	324	1,016	968
FDIC insurance	255	298	740	1,001
Marketing	102	186	254	317
Other	818	1,035	2,311	2,383
Total noninterest expense	11,031	10,370	31,892	30,060
Income before income tax expense	11,591	8,657	37,389	23,912
Income tax expense	2,417	1,802	7,981	5,140
Net income	$9,174	$6,855	$29,408	$18,772

Earnings Per Common Share:
Basic	$1.19	$0.88	$3.80	$2.38
Diluted	$1.18	$0.87	$3.75	$2.37

Weighted Average Common Shares Outstanding:
Basic	7,553,718	7,677,822	7,582,175	7,721,943
Diluted	7,612,421	7,738,758	7,664,123	7,779,632
Dividends per common share	$0.20	$0.18	$0.60	$0.46

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Comprehensive Income (Loss) – (unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$9,174	$6,855	$29,408	$18,772
Other comprehensive income:
Unrealized losses on securities:
Unrealized holding losses on available for sale securities	(4,439)	(411)	(11,130)	(743)
Reclassification adjustment for gain realized in net income	—	—	—	—
Net change in unrealized losses	(4,439)	(411)	(11,130)	(743)
Income tax benefit	992	92	2,486	162
Unrealized losses on securities, net of tax	(3,447)	(319)	(8,644)	(581)
Unrealized gains on interest rate swaps:
Unrealized gains on interest rate swaps	3,737	1,436	21,897	8,671
Income tax expense	(835)	(321)	(4,892)	(1,918)
Unrealized gains on interest rate swaps, net of tax	2,902	1,115	17,005	6,753
Total other comprehensive (loss) income, net of tax	(545)	796	8,361	6,172
Comprehensive income	$8,629	$7,651	$37,769	$24,944

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders' Equity – (unaudited)
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at June 30, 2022	7,752,389	$115,599	$109,523	$345	$225,467
Net income	—	—	9,174	—	9,174
Other comprehensive loss, net of tax	—	—	—	(545)	(545)
Cash dividends declared ($0.20 per share)	—	—	(1,545)	—	(1,545)
Stock-based compensation expense	—	634	—	—	634
Issuance of restricted stock	12,000	—	—	—	—
Stock options exercised	1,000	18	—	—	18
Repurchase of common stock	(53,546)	(1,703)	—	—	(1,703)
Balance at September 30, 2022	7,711,843	$114,548	$117,152	$(200)	$231,500

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at June 30, 2021	7,895,101	$120,451	$80,543	$(10,199)	$190,795
Net income	—	—	6,855	—	6,855
Other comprehensive income, net of tax	—	—	—	796	796
Cash dividends declared ($0.18 per share)	—	—	(1,406)	—	(1,406)
Stock-based compensation expense	—	562	—	—	562
Repurchase of common stock	(52,277)	(1,425)	—	—	(1,425)
Balance at September 30, 2021	7,842,824	$119,588	$85,992	$(9,403)	$196,177

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders' Equity – (continued)
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2021	7,803,166	$118,148	$92,400	$(8,561)	$201,987
Net income	—	—	29,408	—	29,408
Other comprehensive income, net of tax	—	—	—	8,361	8,361
Cash dividends declared ($0.60 per share)	—	—	(4,656)	—	(4,656)
Stock-based compensation expense	—	1,892	—	—	1,892
Forfeitures of restricted stock	(9,449)	—	—	—	—
Issuance of restricted stock	81,501	—	—	—	—
Stock options exercised	3,000	48	—	—	48
Repurchase of common stock	(166,375)	(5,540)	—	—	(5,540)
Balance at September 30, 2022	7,711,843	$114,548	$117,152	$(200)	$231,500

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2020	7,919,278	$121,338	$70,839	$(15,575)	$176,602
Net income	—	—	18,772	—	18,772
Other comprehensive income, net of tax	—	—	—	6,172	6,172
Cash dividends declared ($0.46 per share)	—	—	(3,619)	—	(3,619)
Stock-based compensation expense	—	1,418	—	—	1,418
Forfeitures of restricted stock	(150)	—	—	—	—
Issuance of restricted stock	51,628	—	—	—	—
Stock options exercised	3,500	53	—	—	53
Repurchase of common stock	(131,432)	(3,221)	—	—	(3,221)
Balance at September 30, 2021	7,842,824	$119,588	$85,992	$(9,403)	$196,177

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows – (unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$29,408	$18,772
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on investment securities	252	162
Provision (credit) for loan losses	1,165	(182)
(Credit) provision for deferred income taxes	(441)	1,827
Change in fair value of marketable equity securities	217	40
Depreciation and amortization	2,476	2,694
Amortization of debt issuance costs	104	116
Change in valuation allowance of right-of-use asset	—	(280)
Increase in cash surrender value of bank-owned life insurance	(796)	(753)
Gains and fees from sales of loans	(1,224)	(2,251)
Stock-based compensation	1,892	1,418
Amortization of intangibles	—	28
(Gain) loss on sale of premises and equipment	(51)	195
Net change in:
Deferred loan fees	2,382	(420)
Accrued interest receivable	(2,040)	(332)
Other assets	19,104	8,062
Accrued expenses and other liabilities	12,528	1,056
Net cash provided by operating activities	64,976	30,152

Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	6,289	12,778
Proceeds from principal repayments on held to maturity securities	5,010	4,713
Purchases of marketable equity securities	(22)	(18)
Purchases of available for sale securities	(22,572)	(12,649)
Purchases of held to maturity securities	(4,990)	(4,736)
Purchases of bank-owned life insurance	—	(5,500)
Net increase in loans	(436,869)	(220,065)
Proceeds from sales of loans not originated for sale	46,281	19,373
Purchases of premises and equipment, net	(4,347)	(4,080)
(Purchase) reduction of Federal Home Loan Bank stock	(2,225)	4,228
Net cash used in investing activities	(413,445)	(205,956)

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows - (Continued)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from financing activities
Net change in time certificates of deposit	$313,739	$(210,083)
Net change in other deposits	(151,034)	265,590
Net change in FHLB advances	40,000	(95,000)
Issuance of subordinated debt	34,352	—
Repayment of subordinated debt	—	(10,000)
Proceeds from exercise of options	48	53
Dividends paid on common stock	(4,656)	(3,619)
Repurchase of common stock	(5,540)	(3,221)
Net cash provided by (used in) financing activities	226,909	(56,280)
Net decrease in cash and cash equivalents	(121,560)	(232,084)
Cash and cash equivalents:
Beginning of year	344,682	409,598
End of period	$223,122	$177,514
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$9,864	$3,707
Income taxes	8,567	4,024
Noncash investing and financing activities:
Net change in unrealized gains or losses on available for sale securities	(11,130)	(743)
Net change in unrealized gains or losses on interest rate swaps	21,739	8,671
Establishment of right-of-use asset and lease liability	—	11,885
Transfer of loans from held-for-investment to held-for-sale	45,058	17,122

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

The Bank is a Connecticut state chartered commercial bank, founded in 2002, whose deposits are insured under the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank provides commercial lending services through a variety of fixed and floating rate products in Connecticut and surrounding markets. Such services are also provided to certain industries across several regions of the United States, primarily with borrowers with whom the Company has existing relationships. The Bank operates branches in New Canaan, Stamford, Fairfield, Westport, Darien, Norwalk, and Hamden, Connecticut. During the second quarter of 2022, the Company sold its Wilton branch building that was previously classified as held for sale. On October 7, 2022, the Company closed the Wilton branch.

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

2. Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at September 30, 2022 were as follows:

	September 30, 2022
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Due from one through five years	$45,662	$—	$(4,057)	$41,605
Due from five through ten years	30,897	—	(2,363)	28,534
Due after ten years	10,539	—	(1,241)	9,298
Total U.S. Government and agency obligations	87,098	—	(7,661)	79,437

Corporate bonds
Due from five through ten years	15,500	—	(1,169)	14,331
Due after ten years	1,500	—	(173)	1,327
Total corporate bonds	17,000	—	(1,342)	15,658

Total available for sale securities	$104,098	$—	$(9,003)	$95,095

Held to maturity securities:
State agency and municipal obligations
Due after ten years	$15,990	$48	$(1,436)	$14,602

Government-sponsored mortgage backed securities
No contractual maturity	37	2	—	39
Total held to maturity securities	$16,027	$50	$(1,436)	$14,641

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

There were no sales of investment securities during the nine months ended September 30, 2022 or 2021.

At September 30, 2022 and December 31, 2021, none of the Company's securities were pledged as collateral with the Federal Home Loan Bank ("FHLB") or any other institution.

As of September 30, 2022 and December 31, 2021, the actual durations of the Company's available for sale securities were significantly shorter than the stated maturities.

As of September 30, 2022, the Company held marketable equity securities with a fair value of $2.0 million and an amortized cost of $2.1 million. At December 31, 2021, the Company held marketable equity securities with a fair value of $2.2 million and an amortized cost of $2.1 million. These securities represent an investment in mutual funds that have an objective to make investments for CRA purposes.

The following tables provide information regarding available for sale securities and held to maturity securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2022 and December 31, 2021:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)

September 30, 2022
U.S. Government and agency obligations	$64,620	$(5,570)	7.94%	$14,817	$(2,091)	12.36%	$79,437	$(7,661)	8.80%
Corporate bonds	15,658	(1,342)	7.90	—	—	—	15,658	(1,342)	7.90
State agency and municipal obligations	6,055	(437)	6.73	3,604	(999)	21.70	9,659	(1,436)	12.94
Total investment securities	$86,333	$(7,349)	7.85%	$18,421	$(3,090)	14.36%	$104,754	$(10,439)	9.06%

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)

December 31, 2021
U.S. Government and agency obligations	$28,121	$(239)	0.84%	$—	$—	—%	$28,121	$(239)	0.84%
Corporate bonds	2,990	(10)	0.35	—	—	—	2,990	(10)	0.35
State agency and municipal obligations	4,443	(206)	4.44	—	—	—	4,443	(206)	4.44
Total investment securities	$35,554	$(455)	1.27%	$—	$—	—%	$35,554	$(455)	1.27%

There were thirty-five and seven available for sale securities or held to maturity securities as of September 30, 2022 and December 31, 2021, respectively, in which the fair value of the security was less than the amortized cost of the security.

The U.S. Government and agency obligations owned are either direct obligations of the U.S. Government or guaranteed by the U.S. Government, therefore the contractual cash flows are guaranteed and as a result the unrealized losses in this portfolio are considered to be only temporarily impaired.

The corporate bonds are investments in subordinated debt of federally insured banks, the majority of which are callable after five years of origination. The Company continually monitors its corporate bond, state agency and municipal bond portfolios and at this time these portfolios have minimal default risk because state agency and municipal bonds are all rated investment grade or deemed to be of investment grade quality.

The Company has the intent and ability to retain its investment securities in an unrealized loss position at September 30, 2022 until the decline in value has recovered or the security has matured.

3. Loans Receivable and Allowance for Loan Losses

The following table sets forth a summary of the loan portfolio at September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Real estate loans:
Residential	$61,664	$79,987
Commercial	1,647,928	1,356,709
Construction	117,355	98,341
	1,826,947	1,535,037

Commercial business (1)	443,288	350,975

Consumer	16,558	8,869
Total loans	2,286,793	1,894,881

Allowance for loan losses	(18,167)	(16,902)
Deferred loan origination fees, net	(5,194)	(2,812)
Loans receivable, net	$2,263,432	$1,875,167

(1) The September 30, 2022 and December 31, 2021 balances include $36 thousand and $0.2 million, respectively, of Paycheck Protection Program ("PPP") loans made under the CARES Act.

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

Allowance for loan losses

The following tables set forth the activity in the Company’s allowance for loan losses for the three and nine months ended September 30, 2022 and 2021, by portfolio segment:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended September 30, 2022
Beginning balance	$331	$11,480	$95	$3,802	$65	$15,773
Charge-offs	—	—	—	—	(8)	(8)
Recoveries	—	—	—	21	—	21
(Credits) provisions	(159)	1,446	38	985	71	2,381
Ending balance	$172	$12,926	$133	$4,808	$128	$18,167

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended September 30, 2021
Beginning balance	$318	$13,209	$133	$2,976	$36	$16,672
Charge-offs	—	—	—	—	(15)	(15)
Recoveries	—	—	—	11	1	12
Provisions (credits)	158	37	9	(84)	14	134
Ending balance	$476	$13,246	$142	$2,903	$36	$16,803

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Nine Months Ended September 30, 2022
Beginning balance	$504	$12,751	$4	$3,590	$53	$16,902
Charge-offs	—	—	—	—	(12)	(12)
Recoveries	—	77	—	34	1	112
(Credits) provisions	(332)	98	129	1,184	86	1,165
Ending balance	$172	$12,926	$133	$4,808	$128	$18,167

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Nine Months Ended September 30, 2021
Beginning balance	$610	$16,425	$221	$3,753	$—	$21,009
Charge-offs	—	(3,977)	—	(51)	(33)	(4,061)
Recoveries	—	—	—	27	10	37
(Credits) provisions	(134)	798	(79)	(826)	59	(182)
Ending balance	$476	$13,246	$142	$2,903	$36	$16,803

Loans evaluated for impairment and the related allowance for loan losses as of September 30, 2022 and December 31, 2021 were as follows:

	Portfolio	Allowance
	(In thousands)
September 30, 2022
Loans individually evaluated for impairment:
Residential real estate	$3,844	$—
Commercial real estate	25,445	871
Construction	9,382	—
Commercial business	4,571	44
Subtotal	43,242	915
Loans collectively evaluated for impairment:
Residential real estate	57,820	172
Commercial real estate	1,622,483	12,055
Construction	107,973	133
Commercial business	438,717	4,764
Consumer	16,558	128
Subtotal	2,243,551	17,252

Total	$2,286,793	$18,167

	Portfolio	Allowance
	(In thousands)
December 31, 2021
Loans individually evaluated for impairment:
Residential real estate	$4,150	$261
Commercial real estate	29,666	2,520
Construction	8,997	—
Commercial business	4,368	87
Subtotal	47,181	2,868
Loans collectively evaluated for impairment:
Residential real estate	75,837	243
Commercial real estate	1,327,043	10,231
Construction	89,344	4
Commercial business	346,607	3,503
Consumer	8,869	53
Subtotal	1,847,700	14,034

Total	$1,894,881	$16,902

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

A “special mention” (6) loan has a potential weakness which, if uncorrected, may result in a deterioration of the repayment prospects or inadequately protect the Company’s credit position at some time in the future. “Substandard” (7) loans have a well-defined weakness or weaknesses that jeopardize the full repayment of the debt. A loan rated “doubtful” (8) has all the weaknesses inherent in a substandard loan and which, in addition, make collection or liquidation in full highly questionable and improbable when considering existing facts, conditions, and values. Loans classified as “loss” (9) are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value; rather, it is not practical or desirable to defer writing-off this asset even though partial recovery may be made in the future.

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

The following tables present credit risk ratings by loan segment as of September 30, 2022 and December 31, 2021:

	Commercial Credit Quality Indicators
	September 30, 2022				December 31, 2021
	Commercial Real Estate	Construction	Commercial Business	Total	Commercial Real Estate	Construction	Commercial Business	Total
	(In thousands)
Pass	$1,621,467	$107,973	$438,278	$2,167,718	$1,307,992	$89,344	$345,153	$1,742,489
Special Mention	1,016	—	440	1,456	19,051	—	1,454	20,505
Substandard	25,370	9,382	4,347	39,099	29,255	8,997	2,847	41,099
Doubtful	75	—	223	298	411	—	1,521	1,932
Loss	—	—	—	—	—	—	—	—
Total loans	$1,647,928	$117,355	$443,288	$2,208,571	$1,356,709	$98,341	$350,975	$1,806,025

	Residential and Consumer Credit Quality Indicators
	September 30, 2022			December 31, 2021
	Residential Real Estate	Consumer	Total	Residential Real Estate	Consumer	Total
	(In thousands)
Pass	$57,675	$16,558	$74,233	$75,692	$8,869	$84,561
Special Mention	145	—	145	145	—	145
Substandard	3,844	—	3,844	3,975	—	3,975
Doubtful	—	—	—	175	—	175
Loss	—	—	—	—	—	—
Total loans	$61,664	$16,558	$78,222	$79,987	$8,869	$88,856

Loan portfolio aging analysis

When a loan is 15 days past due, the Company sends the borrower a late notice. The Company attempts to contact the borrower by phone if the delinquency is not corrected promptly after the notice has been sent. When the loan is 30 days past due, the Company mails the borrower a letter reminding the borrower of the delinquency and attempts to contact the borrower personally to determine the reason for the delinquency and ensure the borrower understands the terms of the loan. If necessary, after the 90th day of delinquency, the Company may take other appropriate legal action. A summary report of all loans 30 days or more past due is provided to the Board of Directors of the Company periodically. Loans greater than 90 days past due are generally put on nonaccrual status. A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt. A loan is considered to be no longer delinquent when timely payments are made for a period of at least six months (one year for loans providing for quarterly or semi-annual payments) by the borrower in accordance with the contractual terms. Loans that are granted payment deferrals under the CARES Act are not required to be reported as past due or placed on non-accrual status if the criteria under section 4013 of the CARES Act is met. As of September 30, 2022, no loans remained on active deferral under the CARES Act.

The following tables set forth certain information with respect to the Company's loan portfolio delinquencies by portfolio segment as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$861	$—	$131	$992	$60,672	$61,664
Commercial real estate	57	—	2,633	2,690	1,645,238	1,647,928
Construction	—	—	9,382	9,382	107,973	117,355
Commercial business	2,337	230	2,156	4,723	438,565	443,288
Consumer	—	—	—	—	16,558	16,558
Total loans	$3,255	$230	$14,302	$17,787	$2,269,006	$2,286,793

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$873	$—	$878	$1,751	$78,236	$79,987
Commercial real estate	2,186	10,500	4,244	16,930	1,339,779	1,356,709
Construction	—	—	8,997	8,997	89,344	98,341
Commercial business	1,995	1,483	1,469	4,947	346,028	350,975
Consumer	—	3	—	3	8,866	8,869
Total loans	$5,054	$11,986	$15,588	$32,628	$1,862,253	$1,894,881

There were no loans delinquent greater than 90 days and still accruing interest as of September 30, 2022. There were two loans, totaling $1.1 million, delinquent greater than 90 days and still accruing interest as of December 31, 2021. The delinquencies for these particular loans were a result of an administrative delay.

Loans on nonaccrual status

The following is a summary of nonaccrual loans by portfolio segment as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(In thousands)
Residential real estate	$2,137	$2,380
Commercial real estate	2,894	3,482
Commercial business	2,380	1,728
Construction	9,382	8,997
Total	$16,793	$16,587

Interest income on loans that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the nine months ended September 30, 2022 and 2021 was $0.7 million and $0.9 million, respectively. There was $0 thousand and $49 thousand of interest income recognized on these loans for the nine months ended September 30, 2022 and 2021, respectively.

At September 30, 2022 and December 31, 2021, there were no commitments to lend additional funds to any borrower on nonaccrual status. Nonaccrual loans with no specific reserve totaled $14.9 million and $14.2 million at September 30, 2022 and December 31, 2021, respectively, as these loans were deemed to be adequately collateralized.

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

The following table summarizes impaired loans by portfolio segment as of September 30, 2022 and December 31, 2021:

	Carrying Amount		Unpaid Principal Balance		Associated Allowance
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$3,844	$1,851	$4,083	$2,038	$—	$—
Commercial real estate	1,045	8,338	1,343	8,698	—	—
Construction	9,382	8,997	9,382	8,997	—	—
Commercial business	2,570	1,938	2,807	2,582	—	—
Total impaired loans without a valuation allowance	16,841	21,124	17,615	22,315	—	—

Impaired loans with a valuation allowance:
Residential real estate	$—	$2,299	$—	$2,304	$—	$261
Commercial real estate	24,401	21,328	24,440	21,367	871	2,520
Commercial business	2,000	2,430	2,000	2,429	44	87
Total impaired loans with a valuation allowance	26,401	26,057	26,440	26,100	915	2,868
Total impaired loans	$43,242	$47,181	$44,055	$48,415	$915	$2,868

The following tables summarize the average carrying amount of impaired loans and interest income recognized on impaired loans by portfolio segment for the three and nine months ended September 30, 2022 and 2021:

	Average Carrying Amount		Interest Income Recognized
	Three Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$3,864	$3,058	$21	$13
Commercial real estate	1,082	10,153	—	72
Commercial business	2,585	1,987	6	5
Construction	9,382	8,997	—	—
Total impaired loans without a valuation allowance	16,913	24,195	27	90
Impaired loans with a valuation allowance:
Residential real estate	$—	$1,775	$—	$12
Commercial real estate	24,419	20,301	148	62
Commercial business	2,000	2,763	20	18
Total impaired loans with a valuation allowance	26,419	24,839	168	92
Total impaired loans	$43,332	$49,034	$195	$182

	Average Carrying Amount		Interest Income Recognized
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$3,901	$3,080	$45	$28
Commercial real estate	1,171	10,121	—	435
Commercial business	2,619	2,018	16	18
Construction	9,266	8,997	—	—
Total impaired loans without a valuation allowance	16,957	24,216	61	481
Impaired loans with a valuation allowance:
Residential real estate	$—	$1,791	$—	$40
Commercial real estate	24,439	22,386	426	490
Commercial business	2,098	2,772	48	76
Total impaired loans with a valuation allowance	26,537	26,949	474	606
Total impaired loans	$43,494	$51,165	$535	$1,087

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

Loans classified as TDRs totaled $22.3 million at September 30, 2022 and $25.8 million at December 31, 2021. The following tables provide information on loans that were modified as TDRs during the periods indicated.

	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2022	2021	2022	2021	2022	2021
Three Months Ended September 30,
Commercial real estate	—	1	$—	$10,317	$—	$10,402
Total	—	1	$—	$10,317	$—	$10,402

	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2022	2021	2022	2021	2022	2021
Nine Months Ended September 30,
Residential real estate	1	2	$703	$764	$703	$764
Commercial business	—	1	—	2,567	—	2,655
Commercial real estate	—	2	—	13,534	—	13,570
Total	1	5	$703	$16,865	$703	$16,989

At September 30, 2022 and December 31, 2021, there were six nonaccrual loans identified as TDRs totaling $2.5 million and five nonaccrual loans identified as TDRs totaling $2.0 million, respectively.

There were no loans modified in a troubled debt restructuring that re-defaulted during the nine months ended September 30, 2022 and September 30, 2021.

The following table provides information on how loans were modified as TDRs during the three and nine months ended September 30, 2022 and September 30, 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Payment concession	$—	$—	$703	$764
Maturity, rate and payment concession	—	10,402	—	13,057
Rate concession	—	—	—	3,168
Total	$—	$10,402	$703	$16,989

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

4. Shareholders' Equity

Common Stock

The Company has 10,000,000 shares authorized and 7,711,843 shares issued and outstanding at September 30, 2022 and 10,000,000 shares authorized and 7,803,166 shares issued and outstanding at December 31, 2021. The Company's stock is traded on the NASDAQ stock market under the ticker symbol BWFG.

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

Issuer Purchases of Equity Securities

On December 19, 2018, the Company's Board of Directors authorized a share repurchase program of up to 400,000 shares of the Company's Common Stock and, on October 27, 2021, the Company’ Board of Directors authorized the repurchase of an additional 200,000 shares under its share repurchase program. The Company intends to accomplish the share repurchases through open market transactions, though the Company could accomplish repurchases through other means, such as privately negotiated transactions. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The share repurchase plan does not obligate the Company to acquire any particular amount of Common Stock, and it may be modified or suspended at any time at the Company's discretion. During the nine months ended September 30, 2022, the Company purchased 166,375 shares of its Common Stock at a weighted average price of $33.30 per share. During the year ended December 31, 2021, the Company purchased 190,770 shares of its Common Stock at a weighted average price of $26.62 per share.

5. Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives. The Company's derivative instruments are utilized to manage economic risks, including interest rate risk. Changes in fair value of the Company's derivatives are primarily driven by changes in interest rates and recognized in other comprehensive income. The Company’s total comprehensive income or loss for the three and nine months ended September 30, 2022 and September 30, 2021 is reported in the Consolidated Statements of Comprehensive Income.

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax for the three and nine months ended September 30, 2022 and September 30, 2021:

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at June 30, 2022	$(3,546)	$3,891	$345
Other comprehensive (loss) income before reclassifications, net of tax	(3,447)	3,095	(352)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(193)	(193)
Net other comprehensive (loss) income	(3,447)	2,902	(545)
Balance at September 30, 2022	$(6,993)	$6,793	$(200)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at June 30, 2021	$2,482	$(12,681)	$(10,199)
Other comprehensive (loss) income before reclassifications, net of tax	(319)	400	81
Amounts reclassified from accumulated other comprehensive income, net of tax	—	715	715
Net other comprehensive (loss) income	(319)	1,115	796
Balance at September 30, 2021	$2,163	$(11,566)	$(9,403)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2021	$1,651	$(10,212)	$(8,561)
Other comprehensive (loss) income before reclassifications, net of tax	(8,644)	16,208	7,564
Amounts reclassified from accumulated other comprehensive income, net of tax	—	797	797
Net other comprehensive (loss) income	(8,644)	17,005	8,361
Balance at September 30, 2022	$(6,993)	$6,793	$(200)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2020	$2,744	$(18,319)	$(15,575)
Other comprehensive (loss) income before reclassifications, net of tax	(581)	4,575	3,994
Amounts reclassified from accumulated other comprehensive income, net of tax	—	2,178	2,178
Net other comprehensive (loss) income	(581)	6,753	6,172
Balance at September 30, 2021	$2,163	$(11,566)	$(9,403)

The following table provides information for the items reclassified from accumulated other comprehensive income or loss:

Accumulated Other Comprehensive Income Components	Three Months Ended September 30,		Nine Months Ended September 30,		Associated Line Item in the Consolidated Statements of Income
	2022	2021	2022	2021
	(In thousands)
Derivatives:
Unrealized gains (losses) on derivatives	$249	$(921)	$(1,026)	$(2,796)	Interest expense on borrowings
Tax (expense) benefit	(56)	206	229	618	Income tax expense
Net of tax	$193	$(715)	$(797)	$(2,178)

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

The following table is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Net income	$9,174	$6,855	$29,408	$18,772
Dividends to participating securities(1)	(33)	(27)	(101)	(71)
Undistributed earnings allocated to participating securities(1)	(159)	(104)	(529)	(292)
Net income for earnings per share calculation	$8,982	$6,724	$28,778	$18,409

Weighted average shares outstanding, basic	7,554	7,678	7,582	7,722
Effect of dilutive equity-based awards(2)	58	61	82	58
Weighted average shares outstanding, diluted	7,612	7,739	7,664	7,780
Net earnings per common share:
Basic earnings per common share	$1.19	$0.88	$3.80	$2.38
Diluted earnings per common share	$1.18	$0.87	$3.75	$2.37
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

As of September 30, 2022, the Bank and Company met all capital adequacy requirements to which they are subject. There are no conditions or events since then that management believes have changed this conclusion.

The capital amounts and ratios for the Bank and the Company at September 30, 2022 and December 31, 2021 were as follows:

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
September 30, 2022
Common Equity Tier 1 Capital to Risk-Weighted Assets	$280,269	11.42%	$171,836	7.00%	$159,562	6.50%
Total Capital to Risk-Weighted Assets	298,496	12.16%	257,755	10.50%	245,481	10.00%
Tier I Capital to Risk-Weighted Assets	280,269	11.42%	208,659	8.50%	196,384	8.00%
Tier I Capital to Average Assets	280,269	11.31%	99,141	4.00%	123,926	5.00%

Bankwell Financial Group, Inc.
September 30, 2022
Common Equity Tier 1 Capital to Risk-Weighted Assets	$228,596	9.31%	$171,836	7.00%	N/A	N/A
Total Capital to Risk-Weighted Assets	315,720	12.86%	257,755	10.50%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	228,596	9.31%	208,659	8.50%	N/A	N/A
Tier I Capital to Average Assets	228,596	9.21%	99,254	4.00%	N/A	N/A

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
December 31, 2021
Common Equity Tier 1 Capital to Risk-Weighted Assets	$232,106	11.18%	$145,353	7.00%	$134,971	6.50%
Total Capital to Risk-Weighted Assets	249,178	12.00%	218,030	10.50%	207,648	10.00%
Tier I Capital to Risk-Weighted Assets	232,106	11.18%	176,500	8.50%	166,118	8.00%
Tier I Capital to Average Assets	232,106	9.94%	93,392	4.00%	116,740	5.00%

Bankwell Financial Group, Inc.
December 31, 2021
Common Equity Tier 1 Capital to Risk-Weighted Assets	$207,393	9.97%	$145,629	7.00%	N/A	N/A
Total Capital to Risk-Weighted Assets	260,024	12.50%	218,443	10.50%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	207,393	9.97%	176,835	8.50%	N/A	N/A
Tier I Capital to Average Assets	207,393	8.87%	93,534	4.00%	N/A	N/A

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

Reserve Requirements on Cash

The Bank was not required to maintain a minimum reserve balance in the Federal Reserve Bank (FRB) at September 30, 2022 or December 31, 2021 as the FRB has waived this requirement due to the COVID-19 pandemic.

8. Deposits

At September 30, 2022 and December 31, 2021, deposits consisted of the following:

	September 30, 2022	December 31, 2021
	(In thousands)
Noninterest bearing demand deposit accounts	$380,365	$398,956
Interest bearing accounts:
NOW	115,200	119,479
Money market	836,564	954,674
Savings	183,576	193,631
Time certificates of deposit	770,997	457,258
Total interest bearing accounts	1,906,337	1,725,042
Total deposits	$2,286,702	$2,123,998

Maturities of time certificates of deposit as of September 30, 2022 and December 31, 2021 are summarized below:

	September 30, 2022	December 31, 2021
	(In thousands)
2022	$240,999	$167,147
2023	380,639	179,520
2024	141,388	110,449
2025	7,802	33
2026	109	109
2027	60	—
Total	$770,997	$457,258
The aggregate amount of individual certificate accounts, including brokered deposits with balances of $250,000 or more, was approximately $610.4 million at September 30, 2022 and $305.7 million at December 31, 2021.
Brokered certificates of deposits totaled $587.5 million at September 30, 2022 and $249.4 million at December 31, 2021. There were no certificates of deposits from national listing services at September 30, 2022 or December 31, 2021. Brokered money market accounts totaled $30.2 million at September 30, 2022 and $104.0 million at December 31, 2021.
The following table summarizes interest expense on deposits by account type for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
NOW	$52	$51	$158	$148
Money market	2,346	1,053	4,672	2,944
Savings	474	96	678	313
Time certificates of deposits	1,220	1,187	2,773	4,840
Total interest expense on deposits	$4,092	$2,387	$8,281	$8,245

9. Stock-Based Compensation

Equity award plans

The Company has stock options or unvested restricted stock outstanding under three equity award plans, which are collectively referred to as the “Plan”. The current plan under which any future issuances of equity awards will be made is the 2022 Bankwell Financial Group, Inc. Stock Plan, or the “2022 Plan”. All equity awards made under the 2022 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of stock options or restricted stock. At September 30, 2022, there were 470,169 shares reserved for future issuance under the 2022 Plan.

Stock Options: The Company accounts for stock options based on the fair value at the date of grant and records an expense over the vesting period of such awards on a straight line basis.

There were no options granted during the nine months ended September 30, 2022.

A summary of the status of outstanding stock options for the nine months ended September 30, 2022 is presented below:

	Nine Months Ended September 30, 2022
	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	11,680	$17.37
Exercised	(3,000)	15.95
Options outstanding at end of period	8,680	17.86

Options exercisable at end of period	8,680	17.86

Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. The total intrinsic value of share options exercised during the nine months ended September 30, 2022 was $52 thousand.

The exercise price for the 8,680 options exercisable at September 30, 2022 was $17.86 per share. The weighted average remaining contractual life for these options was 0.6 years at September 30, 2022. At September 30, 2022, as all awarded options have vested, all of the outstanding options are exercisable, and the aggregate intrinsic value of these options was $98 thousand.

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.

The following table presents the activity for restricted stock for the nine months ended September 30, 2022:

	Nine Months Ended September 30, 2022
	Number of Shares		Weighted Average Grant Date Fair Value
Unvested at beginning of period	190,359	(1)	$24.57
Granted	81,501	(2)	33.89
Vested	(57,667)	(3)	23.72
Forfeited	(9,449)		29.05
Unvested at end of period	204,744		28.31
(1)    Includes 29,462 shares of performance based restricted stock
(2)    Includes 25,905 shares of performance based restricted stock
(3)    Includes 13,798 shares of performance based restricted stock

The total fair value of restricted stock awards vested during the nine months ended September 30, 2022 was $1.9 million.

The Company's restricted stock expense for the nine months ended September 30, 2022 and September 30, 2021 was $1.9 million and $1.4 million, respectively. At September 30, 2022, there was $4.0 million of unrecognized stock compensation expense for restricted stock, expected to be recognized over a weighted average period of 1.7 years.

Performance Based Restricted Stock: The Company has 41,569 shares of performance based restricted stock outstanding as of September 30, 2022 pursuant to the Company’s 2012 BNC Financial Group, Inc. Stock Plan. The awards vest over a three year service period, provided certain performance metrics are met. The share quantity that ultimately vests can range between 0% and 200%, which is dependent on the degree to which the performance metrics are met. The Company records an expense over the vesting period based on (a) the probability that the performance metric will be met and (b) the fair market value of the Company’s stock at the date of the grant.

10. Derivative Instruments

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, and duration of its funding along with the use of interest rate derivative financial instruments, namely interest rate swaps. The Company does not use derivatives for speculative purposes. As of September 30, 2022, the Company was a party to six interest rate swaps, designated as hedging instruments, to add stability to interest expense and to manage its exposure to the variability of the future cash flows attributable to the contractually specified interest rates. The notional amount for each swap is $25 million and in each case, the Company has entered into pay-fixed interest rate swaps to convert rolling 90 days Federal Home Loan Bank advances or brokered deposits. The Company terminated two swaps with a total notional amount of $50 million during the three months ended June 30, 2022. The underlying debt associated with the terminated swaps was kept in place. The fair value of the terminated swaps totaled $158.1 thousand as of September 30, 2022. The fair value of the terminated swaps will be reclassified from other comprehensive income to interest expense on a straight line basis over the original term of the hedging relationship. As of September 30, 2022, the Company has four interest rate swaps not designated as hedging instruments, to minimize interest rate risk exposure with loans to customers.

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

Information about derivative instruments at September 30, 2022 and December 31, 2021 is as follows:

	As of September 30, 2022
	Derivative Assets			Derivative Liabilities
	Original Notional Amount	Balance Sheet Location	Fair Value	Original Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	$150,000	Other assets	$8,587	$—	Accrued expenses and other liabilities	$—

Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$38,500	Other assets	$4,310	$38,500	Accrued expenses and other liabilities	$(4,310)

(1) Represents interest rate swaps with commercial banking customers, which are offset by derivatives with a third party.

Accrued interest receivable related to interest rate swaps as of September 30, 2022 totaled $271.5 thousand and is excluded from the fair value presented in the table above. The fair value of interest rate swaps in a net asset position, including accrued interest, totaled $8.9 million as of September 30, 2022.

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects to reclassify $3.5 million to reduce interest expense during the next 12 months.
The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. The Company does not offset derivative assets and derivative liabilities for financial statement presentation purposes.
Changes in the consolidated statements of comprehensive income (loss) related to interest rate derivatives designated as hedges of cash flows were as follows for the three and nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Interest rate swaps designated as cash flow hedges:
Unrealized gain (loss) recognized in accumulated other comprehensive income before reclassifications	$3,986	$515	$20,871	$5,875
Amounts reclassified from accumulated other comprehensive income	(249)	921	1,026	2,796
Income tax (expense) benefit on items recognized in accumulated other comprehensive income	(835)	(321)	(4,892)	(1,918)
Other comprehensive income (loss)	$2,902	$1,115	$17,005	$6,753

The above unrealized gains and losses are reflective of market interest rates as of the respective balance sheet dates. Generally, a lower interest rate environment will result in a negative impact to comprehensive income whereas a higher interest rate environment will result in a positive impact to comprehensive income.

The following tables summarize gross and net information about derivative instruments that are offset in the Consolidated Balance Sheets at September 30, 2022 and December 31, 2021:

	September 30, 2022
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets	$13,187	$—	$13,187	$—	$12,830	$357
(1) Includes accrued interest receivable totaling $290 thousand.

	September 30, 2022
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivative Liabilities	$4,328	$—	$4,328	$—	$—	$4,328
(1) Includes accrued interest payable totaling $18 thousand.

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

The carrying values, fair values and placement in the fair value hierarchy of the Company's financial instruments at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$212,175	$212,175	$212,175	$—	$—
Federal funds sold	10,947	10,947	10,947	—	—
Marketable equity securities	1,973	1,973	1,973	—	—
Available for sale securities	95,095	95,095	41,605	53,490	—
Held to maturity securities	16,027	14,641	—	39	14,602
Loans receivable, net	2,263,432	2,211,918	—	—	2,211,918
Accrued interest receivable	9,552	9,552	—	9,552	—
FHLB stock	5,039	5,039	—	5,039	—
Servicing asset, net of valuation allowance	840	840	—	—	840
Derivative asset	12,987	12,987	—	12,987	—

Financial Liabilities:
Noninterest bearing deposits	$380,365	$380,365	$—	$380,365	$—
NOW and money market	951,764	951,764	—	951,764	—
Savings	183,576	183,576	—	183,576	—
Time deposits	770,997	763,238	—	—	763,238
Accrued interest payable	1,788	1,788	—	1,788	—
Advances from the FHLB	90,000	89,985	—	—	89,985
Subordinated debentures	68,897	62,337	—	—	62,337
Servicing liability	1	1	—	—	1
Derivative liability	4,310	4,310	—	4,310	—

	December 31, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$291,598	$291,598	$291,598	$—	$—
Federal funds sold	53,084	53,084	53,084	—	—
Marketable equity securities	2,168	2,168	2,168	—	—
Available for sale securities	90,198	90,198	25,569	64,629	—
Held to maturity securities	16,043	18,445	—	52	18,393
Loans receivable, net	1,875,167	1,858,661	—	—	1,858,661
Accrued interest receivable	7,512	7,512	—	7,512	—
FHLB stock	2,814	2,814	—	2,814	—
Servicing asset, net of valuation allowance	818	818	—	—	818
Derivative asset	3,628	3,628	—	3,628	—
Assets held for sale	2,268	2,268	—	—	2,268

Financial Liabilities:
Noninterest bearing deposits	$398,956	$398,956	$—	$398,956	$—
NOW and money market	1,074,153	1,074,153	—	1,074,153	—
Savings	193,631	193,631	—	193,631	—
Time deposits	457,258	457,759	—	—	457,759
Accrued interest payable	1,234	1,234	—	1,234	—
Advances from the FHLB	50,000	49,996	—	—	49,996
Subordinated debentures	34,441	34,509	—	—	34,509
Servicing liability	14	14	—	—	14
Derivative liability	16,780	16,780	—	16,780	—

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

Financial instruments measured at fair value on a recurring basis

The following table details the financial instruments carried at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the nine months ended September 30, 2022 and for the year ended December 31, 2021.

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
September 30, 2022:
Marketable equity securities	$1,973	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	41,605	37,832	—
Corporate bonds	—	15,658	—
Derivative asset	—	12,987	—
Derivative liability	—	4,310	—

December 31, 2021:
Marketable equity securities	$2,168	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	25,569	49,620	—
Corporate bonds	—	15,009	—
Derivative asset	—	3,628	—
Derivative liability	—	16,780	—

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

The following table details the financial instruments measured at fair value on a nonrecurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
September 30, 2022:
Impaired loans	$—	$—	$42,327
Servicing asset, net	—	—	839

December 31, 2021:
Impaired loans	$—	$—	$44,313
Servicing asset, net	—	—	804
Assets held for sale	—	—	2,268

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at September 30, 2022 and December 31, 2021:

	Fair Value	Valuation Methodology	Unobservable Input	Range
	(Dollars in thousands)
September 30, 2022:
Impaired loans	$17,795	Appraisals	Discount to appraised value	8.00%
	24,532	Discounted cash flows	Discount rate	3.00 - 6.50%
	$42,327

Servicing asset, net	$839	Discounted cash flows	Discount rate	10.00 - 11.50%(1)
			Prepayment rate	3.00 - 17.00%
December 31, 2021:
Impaired loans	$18,548	Appraisals	Discount to appraised value	8.00%
	25,765	Discounted cash flows	Discount rate	3.00 - 6.75%
	$44,313

Servicing asset, net	$804	Discounted cash flows	Discount rate	10.00%(2)
			Prepayment rate	3.00 - 17.00%

Assets held for sale	$2,268	Sale & income approach	Adjustment to valuation and cost to sell	N/A
(1) Servicing liabilities totaling $1 thousand were valued using a discount rate of 3.5%.
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

On August 19, 2022, the Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers, pursuant to which the Company issued and sold 6.0% fixed-to-floating rate subordinated notes due 2032 (the “2022 Notes”) in the aggregate principal amount of $35.0 million. The Company intends to use the net proceeds from the sale of the 2022 Notes for general corporate purposes.

The 2022 Notes will bear interest at a fixed rate of 6.0% per year, from and including August 19, 2022 to, but excluding, September 1, 2027. From and including September 1, 2027 to, but excluding the maturity date or early redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term SOFR plus 326 basis points. The 2022 Notes have a stated maturity of September 1, 2032 and are non-callable for five years. The Company may redeem the 2022 Notes, in whole or in part, at its option, on the fifth anniversary of the issue date or on any interest payment date thereafter. Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the 2022 Notes being redeemed, together with any accrued and unpaid interest on the 2022 Notes being redeemed to but excluding the date of redemption. The 2022 Notes are not subject to redemption at the option of the holder. The 2022 Notes have been structured to qualify for the Company as Tier 2 capital under regulatory guidelines.

The Company incurred certain costs associated with the issuance of its subordinated debt. The Company capitalized these costs and they have been presented within subordinated debentures on the consolidated balance sheets. At September 30, 2022 and December 31, 2021, unamortized debt issuance costs were $1.1 million and $0.6 million, respectively. Debt issuance costs amortize over the expected life of the related debt. For the three months ended September 30, 2022 and 2021 the amortization expense for debt issuance costs were $45 thousand and $8 thousand, respectively, and were recognized as an increase to interest expense on borrowings within the consolidated statements of income. For the nine months ended September 30, 2022 and 2021 the amortization expense for debt issuance costs were $104 thousand and $116 thousand, respectively.

The Company recognized $0.5 million and $0.2 million in interest expense related to its subordinated debt for the three month periods ended September 30, 2022 and 2021, respectively. The Company recognized $1.1 million and $0.9 million in interest expense related to its subordinated debt for the nine month periods ended September 30, 2022 and 2021, respectively.

14. Subsequent Events

On October 26, 2022, the Company’s Board of Directors declared a $0.20 per share cash dividend, payable on November 21, 2022 to shareholders of record on November 11, 2022.

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

Earnings and Performance Overview

For the three months ended September 30, 2022, net interest income was $24.6 million, an increase of $6.9 million or 38.8% when compared to the same period in 2021. For the nine months ended September 30, 2022, net interest income was $67.9 million, an increase of $19.0 million or 38.8% when compared to the same period in 2021. The increase in net interest income for the three and nine months ended September 30, 2022 was primarily due to an increase in interest and fees on loans due to loan growth and higher overall loan yields. The increase in loan yields was aided by elevated loan prepayment fees, which totaled $1.3 million for the three months ended September 30, 2022, compared to $0.1 million for the three months ended September 30, 2021. The increase in net interest income for the three months ended September 30, 2022 was partially offset by an increase in interest expense on deposits, resulting from an increase in rates necessary to remain competitive in the current economic environment.

Noninterest income decreased $1.0 million to $0.4 million for the three months ended September 30, 2022 compared to the same period in 2021. Noninterest income decreased $2.3 million to $2.5 million for the nine months ended September 30, 2022 compared to the same period in 2021. The decrease in noninterest income was driven by a reduction in loan sales for the three and nine months ended September 30, 2022 when compared to the same periods in 2021. Loan sales decreased $0.9 million and $1.0 million for the three and nine months ended September 30, 2022, respectively. The Company intends to resume loan sales in 2023. In addition, noninterest income declined due to the absence of rental income recognized during the three and nine months ended September 30, 2021, as a result of the disposition of the Company's former headquarters building. Noninterest income also declined for the nine months ended September 30, 2022 due to a one-time federal payroll tax credit for COVID-19 of $0.9 million recognized in the three months ended March 31, 2021.

Net income available to common shareholders was $9.2 million, or $1.18 per diluted share, and $6.9 million, or $0.87 per diluted share, for the three months ended September 30, 2022 and 2021, respectively. Net income available to common shareholders was $29.4 million, or $3.75 per diluted share, and $18.8 million, or $2.37 per diluted share, for the nine months ended September 30, 2022 and 2021, respectively. The increase in net income was primarily impacted by the aforementioned increases in net interest income, partially offset by an increase in noninterest expense and the provision for loan losses primarily driven by loan growth for the three and nine months ended September 30, 2022.

Returns on average shareholders' equity and average assets for the three months ended September 30, 2022 were 15.73% and 1.47%, respectively, compared to 14.09% and 1.22%, respectively, for the three months ended September 30, 2021. Returns on average shareholders' equity and average assets for the nine months ended September 30, 2022 were 17.94% and 1.59%, respectively, compared to 13.29% and 1.12%, respectively, for the nine months ended September 30, 2021.

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

FTE net interest income for the three months ended September 30, 2022 and 2021 was $24.7 million and $17.8 million, respectively. FTE net interest income for the nine months ended September 30, 2022 and 2021 was $68.1 million and $49.1 million, respectively.

FTE interest income for the three months ended September 30, 2022 increased by $9.1 million, or 43.9%, to $29.7 million, compared to FTE interest income for the three months ended September 30, 2021. FTE interest income for the nine months ended September 30, 2022 increased by $18.9 million, or 31.6%, to $78.5 million, compared to FTE interest income for the nine months ended September 30, 2021. This increase was due to an increase in interest and fees on loans due to loan growth and higher overall loan yields. The increase in loan yields was aided by elevated loan prepayment fees, which totaled $1.3 million for the three months ended September 30, 2022, compared to $0.1 million for the three months ended September 30, 2021.

Interest expense for the three months ended September 30, 2022 increased by $2.2 million, or 76.0%, compared to interest expense for the three months ended September 30, 2021. Interest expense for the nine months ended September 30, 2022 decreased by $0.1 million, or 1.0%, compared to interest expense for the nine months ended September 30, 2021. The increase in interest expense for the three months ended September 30, 2022 was driven by an increase in interest expense on deposits, resulting from an increase in rates necessary to remain competitive in the current economic environment.

The net interest margin increased by 73 basis points to 4.12% for the three months ended September 30, 2022, compared to the three months ended September 30, 2021 and the net interest margin increased by 73 basis points to 3.81% for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase in the net interest margin was due to an increase in overall loan yields and, to a lesser extent, elevated loan prepayment fees.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables present the average balances and yields earned on interest earning assets and average balances and weighted average rates paid on our funding liabilities for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
	2022			2021

(Dollars in thousands)	Average Balance	Interest	Yield / Rate (4)	Average Balance	Interest	Yield / Rate (4)
Assets:
Cash and Fed funds sold	$130,440	$747	2.27%	$209,500	$88	0.17%
Securities (1)	120,092	829	2.76	105,030	766	2.92
Loans:
Commercial real estate	1,512,381	18,830	4.87	1,270,375	14,345	4.42
Residential real estate	62,915	586	3.72	95,100	809	3.40
Construction	116,256	1,512	5.09	88,728	845	3.73
Commercial business	431,917	7,058	6.39	314,484	3,707	4.61
Consumer	12,145	142	4.65	8,870	89	3.99
Total loans	2,135,614	28,128	5.15	1,777,557	19,795	4.36
Federal Home Loan Bank stock	5,021	31	2.51	3,133	16	2.04
Total earning assets	2,391,167	$29,735	4.87%	2,095,220	$20,665	3.86%
Other assets	89,173			131,670
Total assets	$2,480,340			$2,226,890

Liabilities and shareholders' equity:
Interest bearing liabilities:
NOW	$119,593	$52	0.17%	$111,813	$51	0.18%
Money market	828,541	2,346	1.12	824,203	1,053	0.51
Savings	189,279	474	0.99	182,848	96	0.21
Time	557,243	1,220	0.87	448,218	1,187	1.05
Total interest bearing deposits	1,694,656	4,092	0.96	1,567,082	2,387	0.60
Borrowed money	135,221	993	2.87	72,960	503	2.70
Total interest bearing liabilities	1,829,877	$5,085	1.10%	1,640,042	$2,890	0.70%
Noninterest bearing deposits	383,048			341,303
Other liabilities	36,037			52,552
Total Liabilities	2,248,962			2,033,897
Shareholders' equity	231,378			192,993

Total liabilities and shareholders' equity	$2,480,340			$2,226,890
Net interest income (2)		$24,650			$17,775
Interest rate spread			3.77%			3.16%
Net interest margin (3)			4.12%			3.39%
(1)Average balances and yields for securities are based on amortized cost.
(2)The adjustment for securities and loans taxable equivalency amounted to $49 thousand and $51 thousand for the three months ended September 30, 2022 and 2021, respectively.
(3)Annualized net interest income as a percentage of earning assets.
(4)Yields are calculated using the contractual day count convention for each respective product type.

	Nine Months Ended September 30,
	2022			2021

(Dollars in thousands)	Average Balance	Interest	Yield / Rate (4)	Average Balance	Interest	Yield / Rate (4)
Assets:
Cash and Fed funds sold	$240,252	$1,350	0.75%	$315,102	$286	0.12%
Securities (1)	117,008	2,392	2.73	103,192	2,315	2.99
Loans:
Commercial real estate	1,433,642	51,104	4.70	1,188,049	40,802	4.53
Residential real estate	67,705	1,810	3.56	104,320	2,669	3.41
Construction	108,249	4,482	5.46	97,828	2,769	3.73
Commercial business	402,876	17,011	5.57	302,019	10,495	4.58
Consumer	7,844	290	4.94	7,601	226	3.97
Total loans	2,020,316	74,697	4.88	1,699,817	56,961	4.42
Federal Home Loan Bank stock	3,715	61	2.19	4,608	72	2.09
Total earning assets	2,381,291	$78,500	4.35%	2,122,719	$59,634	3.70%
Other assets	89,747			119,098
Total assets	$2,471,038			$2,241,817

Liabilities and shareholders' equity:
Interest bearing liabilities:
NOW	$122,792	$158	0.17%	$110,637	$148	0.18%
Money market	909,106	4,672	0.69	781,178	2,944	0.50
Savings	194,013	678	0.47	170,749	313	0.24
Time	487,792	2,773	0.76	532,278	4,840	1.22
Total interest bearing deposits	1,713,703	8,281	0.65	1,594,842	8,245	0.69
Borrowed money	101,685	2,137	2.77	108,737	2,280	2.77
Total interest bearing liabilities	1,815,388	$10,418	0.77%	1,703,579	$10,525	0.83%
Noninterest bearing deposits	398,728			303,421
Other liabilities	37,784			46,023
Total Liabilities	2,251,900			2,053,023
Shareholders' equity	219,138			188,794

Total liabilities and shareholders' equity	$2,471,038			$2,241,817
Net interest income (2)		$68,082			$49,109
Interest rate spread			3.58%			2.87%
Net interest margin (3)			3.81%			3.08%
(1)Average balances and yields for securities are based on amortized cost.
(2)The adjustment for securities and loans taxable equivalency amounted to $148 thousand and $151 thousand for the nine months ended September 30, 2022 and 2021, respectively.
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

	Three Months Ended September 30, 2022 vs 2021 Increase (Decrease)			Nine Months Ended September 30, 2022 vs 2021 Increase (Decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Cash and Fed funds sold	$(45)	$704	$659	$(83)	$1,147	$1,064
Securities	105	(42)	63	293	(216)	77
Loans:
Commercial real estate	2,915	1,570	4,485	8,705	1,597	10,302
Residential real estate	(294)	71	(223)	(974)	115	(859)
Construction	306	361	667	320	1,393	1,713
Commercial business	1,643	1,708	3,351	3,957	2,559	6,516
Consumer	37	16	53	7	57	64
Total loans	4,607	3,726	8,333	12,015	5,721	17,736
Federal Home Loan Bank stock	11	4	15	(14)	3	(11)
Total change in interest and dividend income	4,678	4,392	9,070	12,211	6,655	18,866
Interest expense:
Deposits:
NOW	3	(2)	1	15	(5)	10
Money market	6	1,287	1,293	537	1,191	1,728
Savings	3	375	378	47	318	365
Time	260	(227)	33	(377)	(1,690)	(2,067)
Total deposits	272	1,433	1,705	222	(186)	36
Borrowed money	455	35	490	(148)	5	(143)
Total change in interest expense	727	1,468	2,195	74	(181)	(107)
Change in net interest income	$3,951	$2,924	$6,875	$12,137	$6,836	$18,973

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

The provision for loan losses for the three months ended September 30, 2022 was $2.4 million compared to a provision for loan losses of $134.0 thousand for the three months ended September 30, 2021. The provision for loan losses for the nine months ended September 30, 2022 was $1.2 million compared to a credit for loan losses of $0.2 million for the nine months ended September 30, 2021. The increase in the provision for loan losses for the three and nine months ended September 30, 2022 was primarily driven by loan growth.

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of fees generated from deposit relationships with our customers, fees generated from sales and referrals of loans, income earned on bank-owned life insurance and gains on sales of investment securities.

The following tables compare noninterest income for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	$	%
Bank-owned life insurance	$271	$271	$—	—%
Service charges and fees	240	199	41	20.6
(Losses) gains and fees from sales of loans	(15)	924	(939)	(101.6)
Other	(94)	43	(137)	(318.6)
Total noninterest income	$402	$1,437	$(1,035)	(72.0)%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	$	%
Gains and fees from sales of loans	$1,224	$2,251	$(1,027)	(45.6)%
Bank-owned life insurance	796	753	43	5.7
Service charges and fees	729	615	114	18.5
Other	(237)	1,213	(1,450)	(119.5)
Total noninterest income	$2,512	$4,832	$(2,320)	(48.0)%
Noninterest income decreased by $1.0 million to $0.4 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Noninterest income decreased by $2.3 million to $2.5 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
The decrease in noninterest income was driven by a reduction in loan sales for the three and nine months ended September 30, 2022 when compared to the same periods in 2021. Loan sales decreased $0.9 million and $1.0 million for the three and nine months ended September 30, 2022, respectively. In addition, noninterest income declined due to the absence of rental income recognized during the three and nine months ended September 30, 2021, as a result of the disposition of the Company's former headquarters building. Noninterest income also declined for the nine months ended September 30, 2022 due to a one-time federal payroll tax credit for COVID-19 of $0.9 million recognized in the quarter ended March 31, 2021.

Noninterest Expense

The following tables compare noninterest expense for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	$	%
Salaries and employee benefits	$5,876	$4,782	$1,094	22.9%
Occupancy and equipment	2,035	2,615	(580)	(22.2)
Professional services	994	498	496	99.6
Data processing	626	632	(6)	(0.9)
Director fees	325	324	1	0.3
FDIC insurance	255	298	(43)	(14.4)
Marketing	102	186	(84)	(45.2)
Other	818	1,035	(217)	(21.0)
Total noninterest expense	$11,031	$10,370	$661	6.4%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	$	%
Salaries and employee benefits	$16,249	$13,511	$2,738	20.3%
Occupancy and equipment	6,378	8,271	(1,893)	(22.9)
Professional services	2,975	1,632	1,343	82.3
Data processing	1,969	1,977	(8)	(0.4)
Director fees	1,016	968	48	5.0
FDIC insurance	740	1,001	(261)	(26.1)
Marketing	254	317	(63)	(19.9)
Other	2,311	2,383	(72)	(3.0)
Total noninterest expense	$31,892	$30,060	$1,832	6.1%

Noninterest expense increased by $0.7 million to $11.0 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Noninterest expense increased by $1.8 million to $31.9 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in noninterest expense was primarily driven by an increase in salaries and employee benefits expense and professional services expense, partially offset by a decrease in occupancy and equipment expense.

Salaries and employee benefits expense totaled $5.9 million for the three months ended September 30, 2022, an increase of $1.1 million when compared to the same period in 2021. Salaries and employee benefits expense totaled $16.2 million for the nine months ended September 30, 2022, an increase of $2.7 million when compared to the same period in 2021. The increase in salaries and employee benefits expense was driven by an increase in full time equivalent employees, as well as an increase in variable compensation as a result of the Bank's overall growth and improved performance. Full time equivalent employees totaled 140 at September 30, 2022 compared to 134 for the same period in 2021. Average full time equivalent employees totaled 131 for the nine months ended September 30, 2022 compared to 127 for the same period in 2021. The increase in salaries and employee benefits expense was partially offset by higher loan originations, which enabled the Bank to defer a greater amount of expenses.

Professional services expense totaled $1.0 million for the three months ended September 30, 2022, an increase of $0.5 million when compared to the same period in 2021. Professional services expense totaled $3.0 million for the nine months ended September 30, 2022, an increase of $1.3 million when compared to the same period in 2021. The increase in professional services expense was primarily driven by consulting fees associated with various projects, including our core system conversion.

Occupancy and equipment expense totaled $2.0 million for the three months ended September 30, 2022, a decrease of $0.6 million when compared to the same period in 2021. Occupancy and equipment expense totaled $6.4 million for the nine months ended September 30, 2022, a decrease of $1.9 million when compared to the same period in 2021. The decrease in occupancy and equipment expense was primarily driven by the curtailment of additional cleaning costs associated with precautions taken to prevent the spread of COVID-19 during the nine months ended September 30, 2021. In addition, the decrease in occupancy and equipment expense was impacted by a reduction in lease expense as a result of the branch closure in New Canaan, which occurred during the third quarter of 2021.

Income Taxes

Income tax expense for the three months ended September 30, 2022 and 2021 totaled $2.4 million and $1.8 million, respectively. The effective tax rates for the three months ended September 30, 2022 and 2021 were 20.9% and 20.8%, respectively. Income tax expense for the nine months ended September 30, 2022 and 2021 totaled $8.0 million and $5.1 million, respectively. The effective tax rates for the nine months ended September 30, 2022 and 2021 were 21.3% and 21.5%, respectively.

Financial Condition

Summary

At September 30, 2022 total assets were $2.7 billion, a $266.7 million, or 10.9% increase, compared to December 31, 2021. The increase in assets was primarily due to loan growth and a corresponding increase in deposits and borrowings. Gross loans totaled $2.3 billion at September 30, 2022, an increase of $391.9 million compared to December 31, 2021. Deposits totaled $2.3 billion at September 30, 2022, compared to $2.1 billion at December 31, 2021.

Total shareholders’ equity at September 30, 2022 and December 31, 2021 was $231.5 million and $202.0 million, respectively. The increase in shareholders' equity was primarily driven by (i) net income of $29.4 million for the nine months ended September 30, 2022 and (ii) an $8.4 million favorable impact to accumulated other comprehensive income driven by fair value marks related to hedge positions involving interest rate swaps, partially offset by fair value marks on the Company's investment portfolio. The Company's interest rate swaps are used to hedge interest rate risk. The increase in shareholders’ equity was partially offset by dividends paid of $4.7 million and common stock repurchases of $5.5 million.

Loan Portfolio

We originate commercial real estate loans, including construction loans, commercial business loans and other consumer loans. Our loan portfolio is the largest category of our earning assets.

Total loans before deferred loan fees and the allowance for loan losses were $2.29 billion at September 30, 2022 and $1.89 billion at December 31, 2021. Total gross loans increased $391.9 million as of September 30, 2022 compared to the year ended December 31, 2021.

The following table compares the composition of our loan portfolio for the dates indicated:

(In thousands)	At September 30, 2022	At December 31, 2021	Change
Real estate loans:
Residential	$61,664	$79,987	$(18,323)
Commercial	1,647,928	1,356,709	291,219
Construction	117,355	98,341	19,014
	1,826,947	1,535,037	291,910
Commercial business	443,288	350,975	92,313
Consumer	16,558	8,869	7,689
Total loans	$2,286,793	$1,894,881	$391,912

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

Nonperforming assets. Nonperforming assets include nonaccrual loans and property acquired through foreclosures or repossession. The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(In thousands)	At September 30, 2022	At December 31, 2021
Nonaccrual loans:
Real estate loans:
Residential	$2,137	$2,380
Commercial	2,894	3,482
Commercial business	2,380	1,728
Construction	9,382	8,997
Total nonaccrual loans	16,793	16,587
Other real estate owned	—	—
Total nonperforming assets	$16,793	$16,587

Nonperforming assets to total assets	0.62%	0.68%
Nonaccrual loans to total gross loans	0.73%	0.88%
Total past due loans to total gross loans	0.78%	1.72%

Nonperforming assets totaled $16.8 million and represented 0.62% of total assets at September 30, 2022, compared to $16.6 million and 0.68% of total assets at December 31, 2021. Nonaccrual loans totaled $16.8 million at September 30, 2022 and $16.6 million at December 31, 2021. There was no other real estate owned at September 30, 2022 or December 31, 2021. Past due loans decreased to $17.8 million, or 0.78% of total loans, as of September 30, 2022, compared to $32.6 million, or 1.72% of total loans, as of December 31, 2021.
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

The following table presents the activity in our allowance for loan losses and related ratios for the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Balance at beginning of period	$15,773	$16,672	$16,902	$21,009
Charge-offs:
Commercial real estate	—	—	—	(3,977)
Commercial business	—	—	—	(51)
Consumer	(8)	(15)	(12)	(33)
Total charge-offs	(8)	(15)	(12)	(4,061)
Recoveries:
Commercial real estate	—	—	77	—
Commercial business	21	11	34	27
Consumer	—	1	1	10
Total recoveries	21	12	112	37
Net recoveries (charge-offs)	13	(3)	100	(4,024)
Provision (credit) charged to earnings	2,381	134	1,165	(182)
Balance at end of period	$18,167	$16,803	$18,167	$16,803
Net charge-offs to average loans	—%	—%	—%	0.24%
Allowance for loan losses to total gross loans	0.79%	0.92%	0.79%	0.92%

At September 30, 2022, our allowance for loan losses was $18.2 million and represented 0.79% of total gross loans, compared to $16.9 million, or 0.89% of total gross loans, at December 31, 2021.

The following table presents the allocation of the allowance for loan losses and the percentage of these loans to total loans for the dates indicated:

	At September 30, 2022		At December 31, 2021
(Dollars in thousands)	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
Residential real estate	$172	2.70%	$504	4.22%
Commercial real estate	12,926	72.06	12,751	71.60
Construction	133	5.13	4	5.19
Commercial business	4,808	19.39	3,590	18.52
Consumer	128	0.72	53	0.47
Total allowance for loan losses	$18,167	100.00%	$16,902	100.00%

The allocation of the allowance for loan losses at September 30, 2022 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the allowance for loan losses at September 30, 2022 is appropriate to cover probable losses.

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

Investment Securities

At September 30, 2022, the carrying value of our investment securities portfolio totaled $113.1 million and represented 4.2% of total assets, compared to $108.4 million, or 4.4% of total assets, at December 31, 2021.

The net unrealized loss position on our investment portfolio at September 30, 2022 was $10.4 million and included gross unrealized losses of $10.4 million. The net unrealized gain position on our investment portfolio at December 31, 2021 was $4.5 million and included gross unrealized losses of $0.5 million.

Deposit Activities and Other Sources of Funds

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest bearing demand	$380,365	16.63%	$398,956	18.78%
NOW	115,200	5.04	119,479	5.62
Money market	836,564	36.58	954,674	44.95
Savings	183,576	8.03	193,631	9.12
Time	770,997	33.72	457,258	21.53
Total deposits	$2,286,702	100.00%	$2,123,998	100.00%

Total deposits were $2.3 billion at September 30, 2022, an increase of $162.7 million, from the balance at December 31, 2021. The increase in deposits is primarily a result of an increase in brokered time deposits to fund the significant loan growth during the three months ended September 30, 2022, increasing $338.1 million compared to December 31, 2021.

Brokered certificates of deposits totaled $587.5 million at September 30, 2022 and $249.4 million at December 31, 2021. There were no certificates of deposits from national listing services at September 30, 2022 or December 31, 2021. Brokered money market accounts totaled $30.2 million at September 30, 2022 and $104.0 million at December 31, 2021. Brokered deposits represent brokered certificates of deposit, brokered money market accounts, one way buy Certificate of Deposit Account Registry Service (CDARS), and one way buy Insured Cash Sweep (ICS).

At September 30, 2022 and December 31, 2021, time deposits with a denomination of $100 thousand or more, including CDARS and other brokered deposits, totaled $710.7 million and $391.2 million, respectively, maturing during the periods indicated in the table below:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Maturing:
Within 3 months	$231,096	$80,417
After 3 but within 6 months	178,139	21,935
After 6 months but within 1 year	168,445	25,625
After 1 year	133,057	263,216
Total	$710,737	$391,193

We utilize advances from the Federal Home Loan Bank of Boston, or FHLB, as part of our overall funding strategy and to meet short-term liquidity needs, and to a lesser degree, manage interest rate risk arising from the difference in asset and liability maturities. Total FHLB advances were $90.0 million and $50.0 million at September 30, 2022 and December 31, 2021, respectively.

The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At September 30, 2022, the Bank had pledged $946.9 million of eligible loans as collateral to support borrowing capacity at the FHLB of Boston. As of September 30, 2022, the Bank had immediate availability to borrow an additional $426.4 million based on qualified collateral.

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

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of September 30, 2022, the Company had cash and cash equivalents of $223.1 million and available-for-sale securities of $95.1 million. At September 30, 2022, outstanding commitments to originate loans totaled $187.3 million and undisbursed funds from approved lines of credit, home equity lines of credit and secured commercial lines of credit totaled $318.8 million.

Capital Resources

Shareholders’ equity totaled $231.5 million as of September 30, 2022, an increase of $29.5 million compared to December 31, 2021, primarily a result of (i) net income of $29.4 million for the nine months ended September 30, 2022 and (ii) an $8.4 million favorable impact to accumulated other comprehensive income driven by fair value marks related to hedge positions involving interest rate swaps, partially offset by fair value marks on the Company's investment portfolio. The Company's interest rate swaps are used to hedge interest rate risk. The increase in shareholders’ equity was partially offset by dividends paid of $4.7 million and common stock repurchases of $5.5 million. As of September 30, 2022, the tangible common equity ratio and fully diluted tangible book value per share were 8.41% and $29.68, respectively.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At September 30, 2022, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At September 30, 2022, the Bank’s ratio of Common Equity Tier 1 capital to risk-weighted assets was 11.42%, total capital to risk-weighted assets was 12.16%, Tier 1 capital to risk-weighted assets was 11.42% and Tier 1 capital to average assets was 11.31%.

In July 2013, the Federal Reserve published Basel III rules establishing a new comprehensive capital framework of U.S. banking organizations. Under the rules, effective January 1, 2015 for the Company and the Bank, the minimum capital ratios became a) 4.5% Common Equity Tier 1 to risk-weighted assets, b) 6.0% Tier 1 capital to risk weighted assets and c) 8.0% total capital to risk-weighted assets. In addition, the new regulations imposed certain limitations on dividends, share buy-backs, discretionary payments on Tier 1 instruments and discretionary bonuses to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity to risk weighted assets, in addition to the amounts necessary to meet the minimum risk-based capital requirements described above.

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

We use two sets of standard scenarios to measure net interest income at risk. For the Parallel Ramp Scenarios, rate changes are ramped over a twelve-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Parallel Shock Scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Simulation analysis involves projecting a future balance sheet structure and interest income and expense under the various rate scenarios. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than: 6% for a 100 basis point shift; 12% for a 200 basis point shift; and 18% for a 300 basis point shift. Per Company policy, the Bank should not be outside these limits for twelve consecutive months unless the Bank's forecasted capital ratios are considered to be "well capitalized". As of September 30, 2022, the Bank met all minimum regulatory capital requirements to be considered "well capitalized" (reference footnote 7 to the consolidated financial statements for more detail).

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning September 30, 2022 and December 31, 2021:

Parallel Ramp	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	September 30, 2022	December 31, 2021
-100	2.60%	(0.80)%
+200	(5.70)	(2.20)

Parallel Shock	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	September 30, 2022	December 31, 2021
-100	3.50%	(1.70)%
+100	(4.10)	(1.00)
+200	(8.80)	(1.90)
+300	(13.00)	(2.40)

The net interest income at risk simulation results indicate that, as of September 30, 2022, we remain liability sensitive. The liability sensitivity is due to the fact that there are more liabilities than assets subject to repricing as market rates change.

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

The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:

	Estimated Percent Change in Economic Value of Equity ("EVE")
Rate Changes (basis points)	September 30, 2022	December 31, 2021
-100	1.70%	(21.40)%
+100	(3.50)	3.10
+200	(8.50)	3.60
+300	(13.00)	4.50

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

(b) Change in internal controls:

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table includes information with respect to repurchases of the Company’s Common Stock during the three-month period ended September 30, 2022 under the Company’s share repurchase program.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2022 - July 31, 2022	—	$—	—	203,734
August 1, 2022 - August 31, 2022	14,081	32.30	14,081	189,653
September 1, 2022 - September 30, 2022	39,465	31.63	39,465	150,188
Total	53,546	$31.81	53,546

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

31.1	Certification of Christopher R. Gruseke pursuant to Rule 13a-14(a)

31.2	Certification of Penko Ivanov pursuant to Rule 13a-14(a)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Bankwell Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatting in Inline XBRL and contained in Exhibit 101)
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankwell Financial Group, Inc.
Date: November 7, 2022	/s/ Christopher R. Gruseke
Christopher R. Gruseke
President and Chief Executive Officer

Date: November 7, 2022	/s/ Penko Ivanov
Penko Ivanov
Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)