Form 10-K
period 2022-12-31
Bankwell Financial Group, Inc.
filed 2023-03-08
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2022 based on the closing price of the common stock as reported on the NASDAQ Global Market: $181,276,265.

As of February 28, 2023, there were 7,844,463 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders, expected to be filed pursuant to Regulation 14A within 120 days after the end of the 2022 fiscal year, are incorporated by reference into Part III of this report on form 10-K.

Bankwell Financial Group, Inc.
Form 10-K

BANKWELL FINANCIAL GROUP, INC.
FORM 10-K

PART 1

Item 1.    Business

Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These statements are often, but not always, made with the words or phrases such as “may,” “should,” “believe,” “likely result in,” “expect,” “would,” “intend,” “could,” “predict,” “potential,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “plan,” “projection,” and “outlook” or the negative version of those words or other similar words of a forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these forward-looking statements. Important factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, but are not limited to, those disclosed under “Risk Factors” in Part I Item 1A as well as the following factors:
•Disruptions to economic conditions, the financial and labor markets and workplace operating environments;
•Local, regional and national business or economic conditions may differ from those expected;
•Credit risk and resulting losses in our loan portfolio;
•Our allowance for loan losses may not be adequate to absorb loan losses;
•Changes in real estate values could also increase our credit risk;
•Changes in our executive management team;
•Inability to successfully execute our executive management team’s strategic initiatives;
•Our ability to successfully execute our growth initiatives such as branch openings and acquisitions;
•Volatility and direction of market interest rates;
•Increased competition within our market which may limit our growth and profitability;
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
•Changes in law and regulatory requirements (including those concerning taxes, banking, securities and insurance); and
•Further government intervention in the U.S. financial system.

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

General
Bankwell Financial Group, Inc. (the "Parent Corporation") is a bank holding company, headquartered in New Canaan, Connecticut and offers a broad range of financial services through its banking subsidiary, Bankwell Bank (the "Bank" and, collectively with the Parent Corporation and the Parent Corporation's subsidiaries, "we", "our", "us", or the "Company"), a Connecticut state chartered non-member bank founded in 2002. The Bank provides a wide range of services to clients in our market, an area encompassing approximately a 100 mile radius around our branch network. In addition, the Bank pursues certain types of commercial lending opportunities outside our market, particularly where we have strong relationships. The Bank operates branches in New Canaan, Stamford, Fairfield, Westport, Darien, Norwalk, and Hamden, Connecticut. As of December 31, 2022, on a consolidated basis, we had total assets of approximately $3.3 billion, net loans of approximately $2.6 billion, total deposits of approximately $2.8 billion, and shareholders’ equity of approximately $238.5 million.
We are focused on being the banking provider of choice and to serve as an alternative to our larger competitors. We have a history of building long-term client relationships and attracting new clients through what we believe is our superior service and our ability to deliver a diverse product offering. In addition, we believe that our strong capital position and extensive ownership, coupled with a highly respected and experienced executive management team and board of directors, give us credibility with our clients and potential clients. Our focus is on building a franchise with meaningful market share and consistent revenue growth complemented by operational efficiencies that we believe will produce attractive risk-adjusted returns for our shareholders.
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
With the efforts of our strong executive management team, we continued our growth and maintained a strong track record of performance. From December 31, 2018 through December 31, 2022, our total assets grew from $1.9 billion to $3.3 billion; our gross loans outstanding grew from $1.6 billion to $2.7 billion and our deposits grew from $1.5 billion to $2.8 billion. We believe this growth was driven by our ability to provide exceptional service to our clients and our financial stability.
Business Strategy
We are focused on being the banking provider of choice in our highly attractive market areas through:
•Responsive, Client-Centric Products and Services and a Community Focus.   We offer a broad array of products and services which we customize to allow us to focus on building long-term relationships with our clients through high-quality, responsive and personal service. By focusing on the entire client relationship, we build the trust of our clients, which leads to long-term relationships and generates our organic growth. In addition, we are committed to meeting the needs of the communities that we serve. Our employees are involved in many civic and community organizations, which we support through volunteerism and sponsorships. As a result, clients and potential clients within our market know about us and frequently interact with our employees which allows us to develop long-term client relationships without extensive advertising.
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
•Utilization of Efficient and Scalable Infrastructure.   We employ a systematic and calculated approach to increasing our profitability and improving our efficiencies. We continually upgrade our operating infrastructure, particularly in the areas of technology, data processing, and compliance. We believe that our scalable infrastructure provides us with an efficient operating platform from which to grow in the near term, while continuing to deliver our high-quality service, which will enhance our ability to grow and increase our returns.
•Disciplined Focus on Risk Management.   Effective risk management is a key component of our strong corporate culture. We use our strong risk management process to monitor our existing loan and investment securities portfolios, support operational decision-making and improve our ability to generate earning assets with strong credit quality. To maintain our strong credit quality, we use a comprehensive underwriting process and we seek to maintain a diversified loan portfolio and a conservative investment securities portfolio. Board-approved policies contain approval authorities, as appropriate, and are reviewed at least annually. We have a Risk Management Steering Committee comprised of executive officers and other members of management. This committee reviews and assesses risks and mitigants throughout areas of the Bank on an ongoing basis. Internal review procedures are performed regarding anti-money laundering and consumer compliance requirements.
Our Competitive Strengths
We believe that we are especially well-positioned to create value for our shareholders as a result of the following competitive strengths:
•Our Market.   The Bank provides a wide range of services to clients in our market, an area encompassing approximately a 100 mile radius around our branch network. In addition, the Bank pursues certain types of commercial lending opportunities outside our market, particularly where we have strong business relationships. Our goal is to support our clients as they grow, and with advances in technology, we are able to service and maintain business relationships beyond our market.
•Experienced and Respected Executive Management Team with a Proven and Successful Track Record.   Our executive management team is comprised of seasoned professionals with significant banking experience, a history of high performance at financial institutions and success in identifying, acquiring and integrating financial institutions. Our executive management team includes Christopher R. Gruseke, President and Chief Executive Officer (since 2015), Christine A. Chivily, Executive Vice President, Chief Credit Officer (since 2013), Matthew McNeill, Executive Vice President, Chief Banking Officer (since 2020), Courtney E. Sacchetti, Executive Vice President, Chief Financial Officer (since January 1, 2023), and Laura J. Waitz, Executive Vice President, Chief Operating Officer (since 2017).
•Dedicated Board of Directors with Close Community Ties.   Our Board of Directors is comprised of a group of business leaders who understand the need for banks that focus on serving the financial needs of their clients. The interests of our executive management team and directors are aligned with those of our shareholders through common stock ownership. By capitalizing on the business relationships and close community ties of our executive management team and directors, we are positioned to take advantage of opportunities present in our market.
•Strong Capital Position.   At December 31, 2022, we had a 7.26% tangible common equity ratio, and the Bank had a 9.88% tier 1 leverage ratio, a 10.28% tier 1 risk-based ratio, and an 11.07% total capital to risk-weighted assets ratio. We believe that our ability to attract and generate capital has facilitated our growth and is an integral component to the execution of our business plan.
•Scalable Operating Platform.   We provide banking technology, including remote deposit capture, Internet banking and mobile banking, to offer our clients maximum flexibility and to create a scalable platform to accommodate our future growth aspirations. We believe that our advanced technology combined with responsive and personal service provides our clients with an exceptional banking experience.
Human Capital Resources
At December 31, 2022, we employed a total of 136 full-time equivalent employees in Connecticut. It is through our team, and their ties to the communities, that we are able to dutifully support the communities we serve. Working within, and giving back to, our local partners is the hallmark of who we are, and we believe that the strength and commitment of our workforce to our communities is what sets us apart from other banks. We have long been committed to comprehensive and competitive compensation and benefits programs as we recognize that we operate in intensely competitive environments for talent.
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
The Company is committed to the overall well-being of our team members, offering competitive health and welfare benefits.
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
Competition
The financial services industry is highly competitive. We compete with commercial banks, savings banks, savings associations, money market funds, mortgage brokers, finance companies, credit unions, insurance companies, investment firms and private lenders in various segments of our business. Many of these competitors have more assets, capital and higher lending limits, and more resources than we do and may be able to conduct more intensive and broader-based promotional efforts to reach both commercial and individual clients. Competition for deposit products can depend heavily on pricing because of the ease with which clients can transfer deposits from one institution to another.
We focus our marketing efforts on small to medium-sized businesses and professionals. We attract these clients based on relationships and contacts that our Management and our Board of Directors have within and beyond the market area. We do not expect to compete with large institutions for the primary banking relationships of large corporations. Many of our larger commercial bank competitors have greater name recognition and offer certain services that we do not; however, we believe that our presence in our market area and focus on providing superior service to professionals at small to medium-sized businesses and individual employees of such businesses are instrumental to our success.
We emphasize personalized banking services and the advantage of local decision-making in our banking businesses, and this emphasis has been well received by the public in our market area.
Lending Activities
General.   Our primary lending focus is to serve commercial and middle-market businesses and not-for-profit organizations with a variety of financial products and services, while maintaining strong and disciplined credit policies and procedures. We offer a wide array of commercial lending products to serve the needs of our clients. Commercial lending products include owner-occupied commercial real estate loans, commercial real estate investment loans, commercial loans (such as business term loans, equipment financing and lines of credit) to small and medium-sized businesses and real estate construction and development loans. We focus our lending activities on loans that we originate to borrowers located in our market or with whom the Bank’s senior management has long-standing relationships. We have established an informal, internal lending limit to one relationship of up to 40% of unimpaired capital and allowance for loan losses, if secured by commercial real estate. A relationship in this instance is defined as loans made to different entities but with a shared borrower principal(s). For individual loans and loans dependent on the operation of a business, limits are set so as not to exceed the statutory maximum of 15% of unimpaired capital and allowance for loan losses.
We market our lending products and services to qualified borrowers through conveniently located banking offices, relationship networks and high touch personal service. We target our business development and marketing strategy primarily on small to medium-sized businesses. Our relationship managers actively solicit the business of companies entering our market areas as well as long-standing businesses operating in the communities we serve. We seek to attract new lending clients through professional service, relationship networks, competitive pricing and innovative structure, including the utilization of federal and state tax incentives. We pride ourselves on smart, proficient underwriting and timely decision making for new loan requests due to our efficient approval structure and local decision-making. We believe this gives us a competitive advantage over larger institutions that are not as nimble.
Total loans before deferred loan fees and the allowance for loan losses were $2.7 billion at December 31, 2022. The following table summarizes the composition of our loan portfolio for the dates indicated.

	At December 31,
	2022	2021	2020	2019	2018
	(In thousands)
Real estate loans:
Residential	$60,588	$79,987	$113,557	$147,109	$178,079
Commercial	1,921,252	1,356,709	1,148,383	1,128,614	1,094,066
Construction	155,198	98,341	87,007	98,583	73,191
	2,137,038	1,535,037	1,348,947	1,374,306	1,345,336
Commercial business	520,447	350,975	276,601	230,028	258,978
Consumer	17,963	8,869	79	150	412
Total loans	$2,675,448	$1,894,881	$1,625,627	$1,604,484	$1,604,726

	At December 31,
	Percent of Loan Portfolio
	2022	2021	2020	2019	2018

Real estate loans:
Residential	2.27%	4.22%	6.99%	9.17%	11.10%
Commercial	71.81	71.60	70.64	70.34	68.18
Construction	5.80	5.19	5.35	6.14	4.56
	79.88	81.01	82.98	85.65	83.84
Commercial business	19.45	18.52	17.02	14.34	16.14
Consumer	0.67	0.47	—	0.01	0.02
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

Residential real estate loans. In the fourth quarter of 2017, management made the strategic decision to no longer originate residential mortgage loans. As of the beginning of the third quarter of 2019, the Company no longer offered home equity loans or lines of credit. Prior to these decisions having been made, we offered first lien one-to-four family mortgage loans, as well as home equity lines of credit, in each case primarily on owner-occupied primary residences. We also originated for sale one-to-four family mortgage loans, which are classified as loans held for sale until sold to investors. Although our consumer real estate loan portfolio presents lower levels of risk than our commercial, commercial real estate and construction loan portfolios, we are exposed to risk based on fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrower’s financial condition, which could be affected by numerous factors, including divorce, job loss, illness or other personal hardship.
Commercial real estate loans. We offer real estate loans for owner-occupied commercial properties as well as commercial property owned by real estate investors. Commercial loans that are secured by owner-occupied commercial real estate and primarily collateralized by operating cash flows are also included in this category of loan throughout this document. Commercial real estate loan terms generally are limited to ten years or less, although payments may be structured on a longer amortization basis of twenty to thirty years. The interest rates on our commercial real estate loans may be fixed or adjustable, although rates typically are not fixed for a period exceeding five to ten years. We generally charge an origination fee for these loans. We often require personal guarantees from the principal owner of the business or real estate supported by a review of the principal owner's personal financial statements. Risks associated with commercial real estate loans include increases in interest rates, fluctuations in the value of real estate, the overall strength of the economy, new job creation trends, tenant vacancy rates, property use trends, business sector changes, environmental contamination, and the quality of the borrower’s management. We make efforts to limit our risk by analyzing the borrower's cash flow and collateral value as well as all of the sponsors’ investment activities. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as owner-occupied offices/warehouses/production facilities, healthcare facilities, office buildings, industrial, mixed-use residential/commercial, retail centers and multifamily properties. Our commercial real estate loan portfolio presents a higher risk than our consumer real estate and consumer loan portfolios.
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
Commercial business loans. We offer a wide range of commercial loans, including business term loans, equipment financing and lines of credit. Our target commercial loan market is small to medium-sized businesses, including retail and professional establishments. The terms of these loans vary by purpose and by type of underlying collateral. The commercial loans primarily are underwritten on the basis of the borrower’s ability to service the loan from cash flow. We make loans secured by accounts receivable or inventory, principal typically is repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is fully or partially amortized during the loan term with any balloon amount due at maturity. The quality of the commercial borrower’s management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower’s creditworthiness. From time-to-time, we also make equipment loans with conservative margins, generally for a term of ten years or less, supported by the useful life of the equipment, at fixed or variable rates, with the loan fully amortizing over the term. Loans to support working capital typically have terms not exceeding two years and usually are secured by accounts receivable, inventory and/or personal guarantees of the principals of the business and at times by the commercial real estate of the borrower. Risks associated with our commercial loan portfolio include those related to the strength of the borrower’s business, which may be affected not only by local, regional and national market conditions, but also changes in the borrower’s management and other factors beyond the borrower’s control; those related to fluctuations in value of any collateral securing the loan; and those related to terms of the commercial loan, which may include balloon payments that must be refinanced or paid off at the end of the term of the loan or mid-term interest rate resets, possibly at increased interest rates. Our commercial loan portfolio presents a higher risk than our consumer real estate and consumer loan portfolios.
Consumer loans. As of December 31, 2022, our consumer loans represented less than 1% of our total loan portfolio. While consumer loans may not remain below 1% of our portfolio, we do not expect our consumer loans to become a material component of our loan portfolio in the near future. Although we do not engage in any material amount of consumer lending, our consumer loans, which are underwritten primarily based on the borrower’s financial condition and, contain both secured and unsecured credits, subject us to risk based on changes in the borrower’s financial condition, which could be affected by numerous factors, including those discussed above. Rising interest rates may also impact the risk profile of this segment of the portfolio.
Credit Policy and Procedures
General.   We adhere to what we believe are disciplined underwriting standards, but also remain cognizant of the need to serve the credit needs of our clients by offering flexible loan solutions in a responsive and timely manner. We also seek to maintain a diversified loan portfolio across client, product and industry types. However, our lending policies do not provide for any loans that are highly speculative, subprime, or that have high loan-to-value ratios. These components, together with active credit management, are the foundation of our credit culture, which we believe is critical to enhancing the long-term value of our organization to our clients, employees, shareholders and communities.
We have a service-driven, relationship-based, business-focused credit culture, rather than a price-driven, transaction-based culture. Accordingly, substantially all of our loans are made to borrowers located or operating in our market with whom we have ongoing relationships across various product lines. Loans secured by properties located in out-of-market areas that we have made are generally to borrowers who are well-known to us. These borrowers typically have strong deposit relationships with the Bank as well.
Credit concentrations.   In connection with the management of our credit portfolio, we actively manage the composition of our loan portfolio, including credit concentrations. We monitor borrower and loan product concentrations continuously and review with senior management and the Board on at least a quarterly basis. Loan product concentrations are reviewed annually in conjunction with the portfolio’s credit quality and the business plan for the coming year. All concentrations are monitored by our Chief Credit Officer and our Directors' Loan Committee. We have also established an informal, internal lending limit to one relationship of up to 40% of unimpaired capital and allowance for loan losses, if secured by commercial real estate. A relationship in this instance is defined as loans made to different entities but with a shared borrower principal(s). For individual loans and loans dependent on the operation of a business, limits are set so as not to exceed the statutory maximum of 15% of unimpaired capital and allowance for loan losses. Our top 20 borrowing relationships range in exposure from $49.0 million to $127.5 million and are monitored on an on-going basis.
Loan approval process.   We seek to achieve an appropriate balance between prudent and disciplined underwriting on the one hand and flexibility in our decision-making and responsiveness to our clients on the other hand. Our credit approval policies have a tiered approval process, with larger exposures referred to different levels of management and the Directors’ Loan Committee, as appropriate, based on the size and type of the loan. Smaller exposures are approved under a three-signature system. These authorities are periodically reviewed and updated by our Board of Directors. We believe that our credit approval process provides for thorough underwriting and efficient decision making.
Credit risk management.   Credit risk management involves a partnership between our relationship managers and our credit approval, credit administration, portfolio management and collections departments. Portfolio monitoring and early problem recognition are an important aspect of maintaining our high credit quality standards. Past due reports are reviewed on an ongoing basis and insurance and tax payment monitoring is in place. Our evaluation and compensation program for our relationship managers includes significant goals that we believe motivate the relationship managers to focus on high quality credit consistent with our strategic focus on asset quality.
It is our policy to review amortizing commercial loans in excess of $1 million on an annual basis, or more frequently through the receipt of interim and annual financial statements and borrowing base certificates depending on loan structure and covenants. Our policies require rapid notification of delinquency and prompt initiation of collection actions. Relationship managers, portfolio managers, credit administrators and senior management proactively support collection activities in order to maximize accountability and efficiency.
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
Loans that are upgraded or downgraded are reviewed by our Chief Credit Officer, while Watch List loans undergo a detailed quarterly analysis prepared by the relationship manager or portfolio manager and reviewed by management. This review includes an evaluation of the market conditions, the property’s or company’s trends, the borrower and guarantor status, the level of reserves required and loan accrual status. Additionally, we have an independent, third-party loan review performed semi-annually, which includes the accuracy of our loan risk ratings and our credit administration functions. Finally, we perform an annual stress test of our commercial loan portfolio, in which we evaluate the impact on the portfolio of declining economic conditions, including lower values and decline in net operating income which may result from lower rental rates, lower occupancy rates and higher interest rates. Management reviews these reports and presents them to our loan committees. These asset review procedures provide management with additional information for assessing our asset quality.
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
The 2022 Notes bear interest at a fixed rate of 6.0% per year, from and including August 19, 2022 to, but excluding, September 1, 2027. From and including September 1, 2027 to, but excluding the maturity date or early redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term SOFR plus 326 basis points. The 2022 Notes have a stated maturity of September 1, 2032 and are non-callable for five years. The Company may redeem the 2022 Notes, in whole or in part, at its option, on the fifth anniversary of the issue date or on any interest payment date thereafter. Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the 2022 Notes being redeemed, together with any accrued and unpaid interest on the 2022 Notes being redeemed to but excluding the date of redemption. The 2022 Notes are not subject to redemption at the option of the holder. The 2022 Notes have been structured to qualify for the Company as Tier 2 capital under regulatory guidelines.
Risk Management
We place significant emphasis on risk mitigation as an integral component of our organizational culture. We believe that our emphasis on risk management is manifested in our historically solid asset quality statistics. The Company’s existing governance and organizational structure incorporates a substantial risk management component through the following:
•The retention of an independent accounting firm (separate from the Company’s auditors) that performs internal audit reviews;
•The utilization of a Directors Loan Committee and ALCO, both comprised of directors of the Company;
•Outsourcing of our asset/liability calculations to a reputable third party, including a quarterly assessment of interest rate risk, reviewed and validated by ALCO;
•A Risk Management Steering Committee which is chaired by our Chief Risk Officer.
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
The Economic Growth Act increased the consolidated assets limit for bank holding companies covered by the Federal Reserve Board’s “Small Bank Holding Company Policy Statement” (the Policy) from $1 billion to $3 billion. In addition to the consolidated assets limit, a covered bank holding company may not be engaged in significant non-banking and off-balance sheet activities and may not have a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC. The Policy also excludes covered bank holding companies from the minimum capital requirements of the Dodd-Frank Act. The Federal Reserve Board retains the authority to exclude any bank holding company from the Policy if such action is warranted for supervisory purposes. The Policy allows covered bank holding companies to operate with higher levels of debt than would normally be permitted. Under the Policy, a covered bank holding company is prohibited from paying dividends if its debt-to-equity ratio exceeds 1:1. In addition, the Federal Reserve Board expects that bank holding companies will retire all debt within 25 years of being incurred and reduce their debt to equity ratio to 30:1 or less within 12 years of incurring the debt. The Policy also directs that each depository institution subsidiary of a covered bank holding company remain well-capitalized. On August 28, 2018, the Federal Reserve Board issued an interim final rule regarding revisions to the Policy prompted by the Economic Growth Act. As a result of its growth, as of December 31, 2022, the Company is no longer a ‘covered bank holding company” under the Policy.

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
The CARES Act and Initiatives Related to COVID-19
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020 to provide national emergency economic relief measures. It is possible that Congress may enact additional legislation to address the social and economic disruptions caused by the pandemic. The Company continues to monitor any statutes, regulations and supervisory guidance related to the COVID-19 pandemic. On January 30, 2023, the Biden Administration announced its intent to end the national emergency and public health emergency declarations on May 11, 2023.
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
Dividends.   The Bank may pay cash dividends out of its net profits. For purposes of this restriction, “net profits” represents the remainder of all earnings from current operations. Further, the total amount of all dividends declared by a bank in any year may not exceed the sum of a bank’s net profits for the year in question combined with its retained net profits from the preceding two years. Federal law also prevents an institution from paying dividends or making other capital distributions that, if by doing so, would cause it to become “under-capitalized”. Beginning January 1, 2016, the Basel III Capital Rules limit the amount of dividends the Bank can pay if its capital ratios are below the threshold levels of the capital conservation buffer established by the rules. The full capital conservation buffer of 2.5% (as a percentage of risk-weighted assets) became effective as of January 1, 2019. The capital conservation buffer is in addition to the minimum risk-based capital requirement. The FDIC may further limit a bank’s ability to pay dividends. Moreover, the federal agencies have issued policy statements that provide that insured banks should generally only pay dividends out of current operating earnings.
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
Under Federal Reserve Board policy which has been codified by the Dodd-Frank Act, a bank holding company must serve as a source of strength for its subsidiary bank. Under this policy, the Federal Reserve Board may require, and has required in the past, a bank holding company to contribute additional capital to an under-capitalized subsidiary bank. A bank holding company must obtain Federal Reserve Board approval before: (1) acquiring, directly or indirectly, ownership or control of any voting securities of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such securities (unless it already owns or controls the majority of such securities); (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. Under Connecticut banking law, no person may acquire beneficial ownership of more than 10% of any class of voting securities of a Connecticut chartered bank, or any bank holding company of such a bank, without prior notification of, and lack of disapproval by, the Connecticut Department of Banking.
The Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the Federal Reserve Board includes, among other things: (1) operating a savings institution, mortgage company, finance company, credit card company or factoring company; (2) performing certain data processing operations; (3) providing certain investment and financial advice; (4) underwriting and acting as an insurance agent for certain types of credit-related insurance; (5) leasing property on a full-payout, non-operating basis; (6) selling money orders, travelers’ checks and United States savings bonds; (7) real estate and personal property appraising; (8) providing tax planning and preparation services; (9) financing and investing in certain community development activities; and (10) subject to certain limitations, providing securities brokerage services for clients.
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
Under federal law, the Bank may not pay any dividend to us if the Bank is under-capitalized or the payment of the dividend would cause it to become under-capitalized. The Basel III Capital Rules limit the amount of dividends the Bank can pay to us if its capital ratios are below the full capital conservation buffer of 2.5% (as a percentage of risk-weighted assets). The capital conservation buffer is in addition to the minimum risk-based capital requirement. The FDIC may further restrict the payment of dividends by requiring the Bank to maintain a higher level of capital than would otherwise be required for it to be adequately capitalized for regulatory purposes. Moreover, if, in the opinion of the FDIC, the Bank is engaged in an unsafe or unsound practice (which could include the payment of dividends), the FDIC may require, generally after notice and hearing, it to cease such practice. The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe banking practice. The FDIC has also issued policy statements providing that insured depository institutions generally should pay dividends only out of current operating earnings.
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
Transactions with Affiliates.   Under federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act, or FRA, and the Federal Reserve Board’s Regulation W. In a holding company context, at a minimum, the parent holding company of a bank and any companies which are controlled by such parent holding company are considered an affiliate of the bank. Generally, Section 23A limits the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to 10% of such bank’s capital stock and surplus, and places an aggregate limit on all such transactions with all affiliates at 20% of capital stock and surplus. The term “covered transaction” includes, among other things, the making of loans or other extensions of credit to an affiliate and the purchase of assets from an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to an affiliate, or the issuance of guarantees, acceptance, or letter of credit on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the bank or its subsidiary as similar transactions with non-affiliates. The Dodd-Frank Act has expanded the definition of covered transactions and increased the timing and other aspects of the collateral requirements associated with covered transactions, including an expansion of the covered transactions to include credit exposures related to derivatives, repurchase agreements and securities lending arrangements and an increase in the amount of time for which collateral requirements regarding covered transactions must be satisfied.
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
The FDIC has authority under federal law to appoint a conservator or receiver for an insured bank under limited circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-

member bank if that bank was “critically under-capitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically under-capitalized.” The FDIC may also appoint itself as conservator or receiver for an insured state non-member institution under specific circumstances on the basis of the institution’s financial condition or upon the occurrence of other events, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; and (4) insufficient capital, or the incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.
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
•Electronic Fund Transfer Act and Regulation E issued by the Consumer Financial Protection Bureau to implement that act, which govern electronic deposits to and withdrawals from deposit accounts and clients’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and
•Rules and regulations of the various federal banking agencies charged with the responsibility of implementing these federal laws.
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
Connecticut has its own statutory counterpart to the CRA which is applicable to the Bank. The Connecticut version of CRA is generally similar to the federal version, but utilizes a five-tiered descriptive rating system. Connecticut law requires the Connecticut Department of Banking to consider, but not be limited to, a bank’s record of performance under the Connecticut CRA in considering any application by the Bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. In our most recent evaluation, the Bank received a CRA rating of “satisfactory”.
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
Privacy Requirements.   Under the GLBA, all financial institutions are required to establish policies and procedures to restrict the sharing of non-public client data with non-affiliated parties and to protect client data from unauthorized access. In addition, the Fair Credit Reporting Act of 1970, or FCRA, includes many provisions concerning national credit reporting standards and permits consumers, including clients of the Bank, to opt out of information-sharing for marketing purposes among affiliated companies. The Fair and Accurate Credit Transactions Act of 2004 amended certain provisions of the FCRA and requires banks and other financial institutions to notify their clients if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The Bank currently has a privacy protection policy in place and believes such policy is in compliance with the regulations.
The Bank Secrecy Act and Related Anti-Money Laundering and Anti-Terrorist Financing Legislation.   The Bank Secrecy Act, or the BSA, provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (1) requiring standards for verifying client identification information at account opening; (2) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (3) reports filed with the Treasury Department’s Financial Crimes Enforcement Network of transactions exceeding $10,000 in currency; (4) filing suspicious activities reports by financial institutions regarding suspected client money laundering, terrorism financing, or other violations of U.S. laws and regulations; and (5) requiring enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.
Title III of the USA PATRIOT Act of 2001 amended the BSA and incorporates anti-terrorist financing provisions into the requirements of the BSA and its implementing regulations. Among other things, the USA PATRIOT Act requires all financial institutions, including us, to institute and maintain a risk-based anti-money laundering compliance program that includes a client identification program, provides for information sharing with law enforcement and between certain financial institutions by means of an exemption from the privacy provisions of the GLBA, prohibits U.S. banks and broker-dealers from maintaining accounts with foreign “shell” banks, establishes due diligence and enhanced due diligence requirements for certain foreign correspondent banking and foreign private banking accounts and imposes additional record keeping requirements for certain correspondent banking arrangements. The USA PATRIOT Act also grants broad authority to the Secretary of the Treasury to take actions to combat money laundering, and federal bank regulators are required to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve any application submitted by a financial institution.
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
Net Operating Loss Carryovers: For the years ended 2017 and prior a corporation may carry back net operating losses generated in such years to the preceding two taxable years and forward to the succeeding 20 taxable years. Under the Tax Cuts and Jobs Act enacted in December 2017, a corporation may not carryback net operating losses arising in tax years after 2017, but may carryforward such losses indefinitely; however, the net operating loss deduction in a given year is limited to 80% of taxable income. The CARES Act temporarily - and retroactively - modified the net operating loss rules to permit carryback of net operating losses generated in 2018, 2019 and 2020 for five years. A corporation may elect to waive the carryback period and only carry these net operating losses forward to future years. The five-year carryback provision of the CARES Act is not available for losses generated in 2021 and subsequent years. At December 31, 2022, we had $1.8 million of net operating loss carryforwards for federal income tax purposes. The carryovers were transferred to the Company upon the merger with The Wilton Bank in 2014.
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
Excise Tax on Stock Repurchases, The Inflation Reduction Act of 2022 (“IRA”) imposes a 1% excise tax on the aggregate fair market value of stock repurchased by certain corporations during the taxable year, subject to adjustments. The new excise tax is effective as of January 1, 2023 and generally applies to any US corporation whose stock is traded on an established securities market and that repurchases more than $1 million of stock over the course of a tax year.

The Company and the Bank are not currently under audit with respect to their federal tax returns.
State Taxation
We are subject to the Connecticut corporation business tax. The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (7.5% for the fiscal years ending December 31, 2022 and 2021) to arrive at Connecticut income tax. We are also subject to state income tax in other states as a result of loan originations made in other states.
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
Our businesses and operations, which primarily consist of lending money to clients in the form of loans, borrowing money from clients in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States and to a lesser degree secondary effects of global geopolitical events. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium-term and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries, including uncertainty over the stability of the euro currency, could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may not be able to adequately measure and limit our credit risk, which could lead to unexpected losses.
The business of lending is inherently risky, including risks that the principal of or interest on any loan will not be repaid timely or at all or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. These risks may be affected by the strength of the borrower’s business sector and local, regional and national market and economic conditions. Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval practices, may not adequately reduce credit risk, and our credit administrators, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting clients and the quality of the loan portfolio. Finally, many of our loans are made to middle-market businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers. A failure to effectively measure and limit the credit risk associated with our loan portfolio could have a material adverse effect on our business, financial condition, results of operations and future prospects.
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
The implementation of Current Expected Credit Loss (“CECL”), which will require us to increase our allowance for loan losses, could have a material adverse effect on our financial condition and results of operation.

The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard, CECL, effective for the Company as of January 1, 2023. CECL will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, other financial instruments and other commitments to extend credit and provide for the expected credit losses as allowances for credit losses. This will change our current method of providing allowance for loan losses that are probable and require us to record an allowance for credit losses as of January 1, 2023 materially in excess of our existing allowance for loan losses. CECL will also greatly increase the data we will need to collect and review to determine the appropriate level of the allowance for credit losses. Although we expect the Bank and the Company will continue to meet all applicable capital adequacy requirements following recording of the impact of adoption to shareholders’ equity, future provisioning for expected credit losses under CECL may have a material adverse effect on our financial condition and results of operations.
Our concentration of large loans to certain borrowers may increase our credit risk.
A majority of our loans have been made to a small number of borrowers, resulting in a high concentration of loans to certain borrowers. As of December 31, 2022, our five largest relationships ranged in exposure from approximately $83.7 million to $127.5 million. In addition to other typical risks related to any loan, such as deterioration of the collateral securing the loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay a loan obligation(s) for any reason, our nonperforming loans and our allowance for loan losses could increase significantly, which could adversely and materially affect our business, financial condition and results of operations.
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
A high percentage our loan portfolio is comprised of commercial real estate loans. The sale of real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A decline in real estate values could impair the value of our collateral and our ability to sell the collateral upon any foreclosure, which would likely require us to increase our provision for loan losses. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. If we are required to re-value the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability could be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the U.S. Federal Reserve Board ("FRB"). Throughout 2022, the FRB raised the target range for the federal funds rate on seven separate occasions and citing factors including the hardships caused by the ongoing Russia-Ukraine conflict, continued global supply chain disruptions and imbalances, and increased inflationary pressure. The FRB has indicated that ongoing increases may be appropriate.

Changes in monetary policy, including changes in interest rates, influences not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore net income, could be adversely affected. A prolonged period of extremely volatile and unstable market conditions may increase our funding costs and negatively affect market risk mitigation strategies. Further, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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
Strong competition could reduce our profits and slow growth.
Competition in the financial services industry is strong. Numerous commercial banks, savings banks and savings associations maintain offices or are headquartered in or near our market area. Commercial banks, savings banks, savings associations, money market funds, mortgage brokers, finance companies, credit unions, insurance companies, investment firms and private lenders compete with us for various segments of our business. These competitors often have far greater resources than we do and are able to conduct more intensive and broader based promotional efforts to reach both commercial and individual clients.
Our ability to compete successfully will depend on a number of factors, including, among other things:
•Our ability to build and maintain long-term client relationships while ensuring high ethical standards and safe and sound banking practices;
•The scope, relevance, and pricing of products and services that we offer;
•Client satisfaction with our products and personalized services;
•Industry and general economic trends; and
•Our ability to keep pace with technological advances and to invest in new technology.
Increased competition could require us to increase the rates we pay on deposits or lower the rates we offer on loans, which could reduce our profitability. Our failure to compete effectively could cause us to lose market share and could have a material adverse effect on our business, financial condition, results of operations and future prospects.
Our ability to maintain our reputation is critical to the success of our business.
Our reputation is one of the most valuable components of our business. We strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of delivering superior service to our clients, caring about our clients and associates, and being an integral part of the communities we serve. If our reputation is negatively affected by the actions of our employees, or otherwise, our business and, therefore, our operating results may be materially adversely affected.
We may not be able to execute our executive management team’s growth strategy.
As part of our executive management team’s growth strategy, we pursue a business plan focused on the development and growth of our franchise. In addition to pursuing organic growth, another element of our executive management team’s strategy will be to acquire whole financial institutions or related lines of business. We intend to actively seek potential acquisition opportunities. There are numerous risks that may make it difficult for us to execute this growth strategy and we cannot assure you that we will be successful in executing any part of our executive management team’s strategy. Challenges we will face include obtaining regulatory approvals with respect to acquisitions, ensuring that we will not become subject to regulatory actions in the future that could restrict our growth, identifying appropriate targets for acquisitions, negotiating acquisitions on terms that are acceptable to us, and encountering competition for acquisitions from financial institutions and other entities with similar business strategies that have greater financial resources, relevant experience and more employees than us. Accordingly, there can be no assurance that we will be successful in completing future acquisitions at all or on terms that are acceptable to us. Our ability to grow may be limited if we are unable to successfully make acquisitions in the future.
We face various technological risks that could adversely affect our business.
We rely on communication and information systems to conduct business. Potential failures, interruptions or breaches in system security could result in disruptions or failures in our key systems, such as general ledger, deposit or loan systems. The risk of electronic fraudulent activity within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting bank accounts and other client information is on the rise. We have developed policies and procedures aimed at preventing and limiting the effect of failure, interruption or security breaches, including cyber-attacks of information systems; however, there can be no assurance that these incidences will not occur, or if they do occur, that they will be appropriately addressed. The occurrence of any failures, interruptions or security breaches, including cyber-attacks of our information systems could damage our reputation, result in the loss of business, subject us to increased regulatory scrutiny or to civil litigation and possible financial liability, any of which could have an adverse effect on our results of operation and financial condition.
Unauthorized access, cyber-crime and other threats to data security may require significant resources, harm our reputation, and adversely affect our business.
We necessarily collect, use and hold personal and financial information concerning individuals and businesses with which we have a banking relationship. Threats to data security, including unauthorized access and cyber-attacks, rapidly emerge and change, exposing us to additional costs for protection or remediation and competing time constraints to secure our data in accordance with client expectations, statutory and regulatory privacy and other requirements. It is difficult or impossible to defend against every risk being posed by changing technologies, as well as criminal intent on committing cyber-crime. Increasing sophistication of cyber-criminals and terrorists make keeping up with new threats difficult and could result in a breach. Controls employed by our information technology department and our other employees and vendors could prove inadequate. We could also experience a breach due to intentional or negligent conduct on the part of employees or other internal sources, software bugs or other technical malfunctions, or other causes. As a result of any of these threats, our client accounts may become vulnerable to account takeover schemes or cyber-fraud. Our systems and those of our third-party vendors may also become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses and malware.
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
•The time and expense required to integrate the operations and employees of the combined businesses;
•Experiencing higher operating expenses relative to operating income from the new operations;
•Creating an adverse short-term effect on our results of operations;
•Losing key employees and clients as a result of an acquisition that is poorly received;
•Significant problems relating to the conversion of the financial and client data of the entity;
•Inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, depositors and employees or to achieve the anticipated benefits of the acquisition; or
•Risks of impairment to goodwill or other than temporary impairment.
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
We are limited in the amount we can loan to a single borrower by the amount of our capital. Based upon our current capital levels and our informal, internal limit on loans, the amount we may lend both in the aggregate and to any one borrower is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our lending limit from doing business with us. We accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy may not always be available. If we are unable to compete effectively for loans from our target clients, we may not be able to effectively implement our business strategy, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.
We are dependent on our executive management team and other key employees and we could be adversely affected by the unexpected loss of their services.
We are led by an experienced executive management team and our operating strategy focuses on providing products and services through long-term relationship managers. Accordingly, our success depends in large part on the performance of our key employees, as well as on our ability to attract, motivate and retain highly qualified senior and middle management. Competition for employees is intense, and the process of identifying qualified candidates with the combination of skills and attributes required to execute our business plan may be lengthy. The general economic conditions plus other factors have made it more difficult to retain employees and to attract new employees. We believe that retaining the services and skills of our executive management team is important to our success. The unexpected loss of services of any of our key employees could have an adverse impact on us because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement employees. If any of our key employees should become unavailable for any reason, we may be unable to identify and hire qualified candidates on acceptable terms, which could cause a material adverse effect on our business, financial condition, results of operations and future prospects.
The fair value of our investment securities can fluctuate due to factors outside of our control.
Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions with respect to individual securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates, and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.
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
We are subject to losses due to fraudulent and negligent acts on the part of loan applicants, our clients, vendors, bad actors, and/or our employees.
When we originate loans, we rely heavily upon information supplied by third parties, including the information contained in the loan application, property appraisal, title information and employment and income documentation. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, our clients, vendors, bad actors, and/or one of our employees, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsaleable or subject to repurchase if it is sold prior to detection of the misrepresentation, and the persons and entities involved are often difficult to locate and it is often difficult to collect any monetary losses that we have suffered from them. We cannot provide assurance that we have detected or will detect all misrepresented information in our loan originations, however, we have controls and processes designed to help us identify misrepresented information in our loan origination operations.
As a financial institution, we are inherently exposed to risk in the form of theft and other fraudulent activities by clients, vendors, bad actors, and/or employees targeting the Bank or our clients. Such activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering, and other dishonest acts. The increasing sophistication of fraudulent activity from possible perpetrators could damage our reputation, result in the loss of business, subject us to increased regulatory scrutiny or to civil litigation and possible financial liability, any of which could have an adverse effect on our results of operation and financial condition. To mitigate this risk, we maintain effective policies and internal controls along with ongoing employee training to identify and prevent such incidents.

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
We have determined that the CME Term SOFR as the alternative rate to replace LIBOR. The discontinuance of LIBOR may result in uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments and may also increase operational and other risks to the Company and the industry.
We have derivative contracts and limited loan exposure tied to LIBOR. Although we are not yet able to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.
Disruptions caused by, and unpredictable future developments related to or resulting from, the Coronavirus (COVID-19) pandemic could adversely impact our clients and our business, financial position, results of operations, and future prospects.

The COVID-19 pandemic created extensive disruptions to the global economy, to businesses, and to the lives of individuals throughout the world. Federal and state governments have taken unprecedented actions to respond to such disruptions, including enacting fiscal stimulus measures and legislation designed to deliver monetary aid and other relief. The widespread availability of multiple COVID-19 vaccines and boosters has helped to curtail rates of infection in many parts of the United States and, in turn, mitigate many of the adverse social and economic effects of the pandemic.

The future effects of the COVID-19 pandemic on the U.S. and global economies, labor markets and financial markets are uncertain and cannot be predicted. Accordingly, the pandemic and related dynamics could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

Climate change and related legislative and regulatory initiatives may materially affect the Company’s business and results of operations.

The effects of climate change continue to create an alarming level of concern for the state of the global environment. As a result, the global business community has increased its political and social awareness surrounding the issue, and the United States has entered into international agreements in an attempt to reduce global temperatures, such as reentering the Paris Agreement. Further, the U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose numerous initiatives to supplement the global effort to combat climate change. Similar and even more expansive initiatives are expected under the current administration, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. The lack of empirical data surrounding the credit and other financial risks posed by climate change render it impossible to predict how specifically climate change may impact our financial condition and results of operations; however, the physical effects of climate change may also directly impact us. Specifically, unpredictable and more frequent weather disasters may adversely impact the value of real property securing the loans in our portfolios. Additionally, if insurance obtained by our borrowers is insufficient to cover any losses sustained to the collateral, or if insurance coverage is otherwise unavailable to our borrowers, the collateral securing our loans may be negatively impacted by climate change, which could impact our financial condition and results of operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our clients and impact the communities in which we operate. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.

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
Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of client business, and subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Increasing scrutiny and evolving expectations from clients, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from clients, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

Item 1B.    Unresolved Staff Comments
Not applicable.

Item 2.    Properties
The Bank’s headquarter building is located at 258 Elm Street in New Canaan, Connecticut. The property is leased by us until 2031. In December 2021, the Bank sold the property located at 220 Elm Street in New Canaan, Connecticut, which was previously used for our executive management offices. During the second quarter of 2022, the Company sold its Wilton branch building that was previously classified as held for sale. On October 7, 2022, the Company closed the Wilton branch.

We also lease office space for each of our branch offices in New Canaan, Stamford, Norwalk, Fairfield, Darien, and Westport, Connecticut. The leases for our facilities have terms expiring at dates ranging from 2023 to 2031, although certain of the leases contain options to extend beyond these dates. We own the Hamden branch office. We believe that our current facilities are adequate for our current level of operations. Each lease is at market rate based on similar properties in the applicable market area. Management continually evaluates its branch and other office locations for opportunities to maximize cost savings while meeting our growth needs and the needs of our clients.
Our branch office locations are as follows:

Branch	Address	Owned or Leased
Cherry Street	156 Cherry Street New Canaan, CT 06840	Lease (expires 2031)
Bedford	612 Bedford Street Stamford, CT 06901	Lease (expires April 2023)(1)
High Ridge	1095 High Ridge Road Stamford, CT 06905	Lease (expires 2028)
Black Rock	2220 Black Rock Turnpike Fairfield, CT 06825	Lease (expires 2024)
Sasco Hill	One Sasco Hill Road Fairfield, CT 06824	Lease (expires 2031)
Norwalk	370 Westport Avenue Norwalk, CT 06851	Lease (expires 2029)
Hamden	2704 Dixwell Avenue Hamden, CT 06518	Own
Westport	100 Post Road East Westport, CT 06880	Lease (expires 2028)
Darien	1065 Post Road Darien, CT 06820	Lease (expires 2028)
(1) Effective March 1, 2023, the Bank received final regulatory approval to proceed with the opening of a retail branch located at 300 Atlantic Street, Stamford, CT. This branch will replace the 612 Bedford Street, Stamford, CT location, which is scheduled to close in April 2023.

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
There were approximately 263 shareholders of record of BWFG Common Stock as of December 31, 2022. This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms or other nominees.
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
Issuer Purchases of Equity Securities
The following table includes information with respect to repurchases of the Company’s Common Stock during the three‑month period ended December 31, 2022 under the Company’s share repurchase program.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2022 - October 31, 2022	—	$—	—	150,188
November 1, 2022 - November 30, 2022	—	—	—	150,188
December 1, 2022 - December 31, 2022	—	—	—	150,188
Total	—	$—	—	150,188

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

Item 6.    [Reserved]

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
The Bank is a Connecticut state chartered commercial bank, founded in 2002, whose deposits are insured under the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank provides a wide range of services to clients in our market, an area encompassing approximately a 100 mile radius around our branch network. In addition, the Bank pursues certain types of commercial lending opportunities outside our market, particularly where we have strong relationships. The Bank operates branches in New Canaan, Stamford, Fairfield, Westport, Darien, Norwalk, and Hamden, Connecticut.
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

Selected Financial Data
The following table sets forth selected consolidated financial data as of the dates and for the periods presented. The selected consolidated balance sheet data as of December 31, 2022 and 2021 and the selected consolidated statement of income data for the years ended December 31, 2022 and 2021 have been derived mainly from our audited consolidated financial statements and related notes that we have included elsewhere in this Annual Report. The selected consolidated balance sheet data as of December 31, 2020, 2019, and 2018 and the selected consolidated statement of income data for the years ended December 31, 2020, 2019, and 2018 has been derived mainly from audited consolidated financial statements that are not presented in this Annual Report.
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

Selected Financial Data

	At or For the Years Ended December 31,
	2022	2021	2020(g)	2019	2018
	(Dollars in thousands, except per share data)
Statements of Income:
Interest income	$117,945	$81,376	$77,487	$82,948	$80,064
Interest expense	23,202	13,490	22,652	29,187	23,738
Net interest income	94,743	67,886	54,835	53,761	56,326
Provision (credit) for loan losses	5,437	(57)	7,605	437	3,440
Net interest income after provision for loan losses	89,306	67,943	47,230	53,324	52,886
Noninterest income	3,040	5,657	2,884	5,244	3,900
Noninterest expense	44,363	39,739	42,813	35,626	35,633
Income before income tax	47,983	33,861	7,301	22,942	21,153
Income tax expense	10,554	7,275	1,397	4,726	3,720
Net income	37,429	26,586	5,904	18,216	17,433
Per Share Data:
Basic earnings per share	$4.84	$3.38	$0.75	$2.32	$2.23
Diluted earnings per share	$4.79	$3.36	$0.75	$2.31	$2.21
Book value per share (end of period)(a)	31.73	26.53	22.77	23.51	22.43
Tangible book value per share (end of period)(a)(b)	31.39	26.19	22.43	23.15	22.06
Dividend payout ratio(f)	16.70%	19.05%	74.67%	22.51%	21.72%
Shares outstanding (end of period)(a)	7,516,699	7,612,807	7,755,909	7,757,828	7,764,647
Weighted average shares outstanding–basic	7,563,363	7,706,407	7,728,328	7,757,355	7,722,175
Weighted average shares outstanding–diluted	7,640,218	7,761,811	7,748,453	7,784,631	7,775,480
Performance Ratios:
Return on average assets(c)	1.44%	1.17%	0.28%	0.97%	0.94%
Return on average common shareholders’ equity(b)	16.72%	13.86%	3.35%	10.20%	10.19%
Average shareholders’ equity to average assets	8.61%	8.46%	8.36%	9.53%	9.24%
Net interest margin	3.78%	3.17%	2.77%	3.03%	3.18%
Efficiency ratio(b)	45.4%	53.9%	73.9%	60.2%	59.2%
Asset Quality Ratios:
Total past due loans to total loans(d)	0.60%	1.72%	0.93%	0.77%	0.78%
Nonperforming loans to total loans(d)	0.61%	0.88%	2.06%	0.66%	0.88%
Nonperforming assets to total assets(e)	0.51%	0.68%	1.48%	0.56%	0.75%
Allowance for loan losses to nonperforming loans	136.43%	101.90%	62.87%	127.59%	109.80%
Allowance for loan losses to total loans(d)	0.84%	0.89%	1.29%	0.84%	0.96%
Net charge-offs (recoveries) to average loans(d)	—%	0.23%	0.01%	0.15%	0.44%
Statements of Financial Condition:
Total assets	$3,252,449	$2,456,264	$2,253,747	$1,882,182	$1,873,665
Gross portfolio loans(d)	2,675,448	1,894,881	1,625,627	1,604,484	1,604,726
Investment securities	121,634	108,409	106,890	100,865	116,584
Deposits	2,800,818	2,123,998	1,827,316	1,491,903	1,502,244
FHLB borrowings	90,000	50,000	175,000	150,000	160,000
Subordinated debt	68,959	34,441	25,258	25,207	25,155
Total equity	238,469	201,987	176,602	182,397	174,196
Capital Ratios:
Tier 1 capital to average assets
Bankwell Bank	9.88%	9.94%	8.44%	10.99%	10.14%
Tier 1 capital to risk-weighted assets
Bankwell Bank	10.28%	11.18%	11.06%	12.53%	11.56%
Total capital to risk-weighted assets
Bankwell Bank	11.07%	12.00%	12.28%	13.35%	12.50%
Total shareholders’ equity to total assets	7.33%	8.22%	7.84%	9.69%	9.30%
Tangible common equity ratio(b)	7.26%	8.13%	7.73%	9.56%	9.16%

(a)Excludes unvested restricted stock awards.
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
(g)Performance ratios for the year ended December 31, 2020 were negatively impacted by incremental COVID-19 pandemic related loan loss reserves and a $3.9 million one-time charge related to office consolidation, vendor contract termination and employee severance costs recognized in the fourth quarter of 2020.
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

	Years Ended December 31,
	2022	2021	2020	2019	2018
	(Dollars in thousands, except per share data)
Efficiency Ratio
Noninterest expense	$44,363	$39,739	$42,813	$35,626	$35,633
Less: other real estate owned expenses	—	—	6	37	—
Less: Amortization of intangibles	—	76	138	75	92
Adjusted noninterest expense (numerator)	$44,363	$39,663	$42,669	$35,514	$35,541
Net interest income	$94,743	$67,886	$54,835	$53,761	$56,326
Noninterest income	3,040	5,657	2,884	5,244	3,900
Adjustments for: gains/(losses) on sales of securities	—	—	—	76	222
Adjustments for: gains/(losses) on sale of other real estate owned	—	—	19	(102)	—
Adjusted operating revenue (denominator)	$97,783	$73,543	$57,700	$59,031	$60,004
Efficiency ratio	45.4%	53.9%	73.9%	60.2%	59.2%
Tangible Common Equity and Tangible Common Equity/Tangible Assets
Total shareholders’ equity	$238,469	$201,987	$176,602	$182,397	$174,196
Less: preferred stock	—	—	—	—	—
Common shareholders’ equity	238,469	201,987	176,602	182,397	174,196
Less: Intangible assets	2,589	2,589	2,665	2,803	2,879
Tangible Common shareholders’ equity	$235,880	$199,398	$173,937	$179,594	$171,317
Total assets	$3,252,449	$2,456,264	$2,253,747	$1,882,182	$1,873,665
Less: Intangible assets	2,589	2,589	2,665	2,803	2,879
Tangible assets	$3,249,860	$2,453,675	$2,251,082	$1,879,379	$1,870,786
Tangible common shareholders’ equity to tangible assets	7.26%	8.13%	7.73%	9.56%	9.16%
Tangible Book Value per Share
Total shareholders’ equity	$238,469	$201,987	$176,602	$182,397	$174,196
Less: preferred stock	—	—	—	—	—
Common shareholders’ equity	238,469	201,987	176,602	182,397	174,196
Less: Intangible assets	2,589	2,589	2,665	2,803	2,879
Tangible common shareholders’ equity	$235,880	$199,398	$173,937	$179,594	$171,317
Common shares issued	7,730,699	7,803,166	7,919,278	7,868,803	7,842,271
Less: shares of unvested restricted stock	214,000	190,359	163,369	110,975	77,624
Common shares outstanding	7,516,699	7,612,807	7,755,909	7,757,828	7,764,647
Book value per share	$31.73	$26.53	$22.77	$23.51	$22.43
Less: effects of intangible assets	0.34	0.34	0.34	0.36	0.37
Tangible Book Value per Common Share	$31.39	$26.19	$22.43	$23.15	$22.06
Total Revenue
Net interest income	$94,743	$67,886	$54,835	$53,761	$56,326
Add: noninterest income	3,040	5,657	2,884	5,244	3,900
Total Revenue	$97,783	$73,543	$57,719	$59,005	$60,226
Noninterest income as a percentage of total revenue	3.11%	7.69%	5.00%	8.89%	6.48%
Return on Average Common Shareholders’ Equity
Net Income Attributable to Common Shareholders	$37,429	$26,586	$5,904	$18,216	$17,433
Total average shareholders’ equity	$223,874	$191,808	$176,489	$178,510	$171,024
Less: average preferred stock	—	—	—	—	—
Average Common Shareholders’ Equity	223,874	191,808	176,489	178,510	171,024
Return on Average Common Shareholders’ Equity	16.72%	13.86%	3.35%	10.20%	10.19%

Executive Overview
We are focused on being the banking provider of choice and to serve as an alternative to our larger competitors. We aim to do this through:
•Responsive, client-centric products and services and a community focus;
•Organic growth and strategic acquisitions when market opportunities present themselves;
•Utilization of efficient and scalable infrastructure; and
•Disciplined focus on risk management.

Key Financial Measures

The primary measures we use to evaluate and manage our financial results are set forth in the table below. Although we believe these measures are meaningful in evaluating our results and financial condition, they may not be directly comparable to similar measures used by other financial services companies and may not provide an appropriate basis to compare our results or financial condition to the results or financial condition of our competitors. The following tables set forth the key financial measures we use to evaluate the success of our business and our financial position and operating performance.

	Key Financial Measures(a)
	At or For the Years Ended December 31,
	2022	2021
	(Dollars in thousands, except per share data)
Selected balance sheet measures:
Total assets	$3,252,449	$2,456,264
Gross portfolio loans	2,675,448	1,894,881
Deposits	2,800,818	2,123,998
FHLB borrowings	90,000	50,000
Subordinated debt	68,959	34,441
Total equity	238,469	201,987
Selected statement of income measures:
Total revenue(c)	97,783	73,543
Net interest income before provision for loan losses	94,743	67,886
Income before income tax expense	47,983	33,861
Net income	37,429	26,586
Basic earnings per share	$4.84	$3.38
Diluted earnings per share	$4.79	$3.36

	Key Financial Measures(a)
	At or For the Years Ended December 31,
	2022	2021

Other financial measures and ratios:
Return on average assets	1.44%	1.17%
Return on average common shareholders’ equity(c)	16.72%	13.86%
Net interest margin	3.78%	3.17%
Efficiency ratio(c)	45.4%	53.9%
Tangible book value per share (end of period)(c)(d)	$31.39	$26.19
Net charge-offs to average loans(b)	—%	0.23%
Nonperforming assets to total assets(e)	0.51%	0.68%
Allowance for loan losses to nonperforming loans	136.43%	101.90%
Allowance for loan losses to total loans(b)	0.84%	0.89%
(a)We derived the selected balance sheet measures as of December 31, 2022 and 2021 and the selected statement of income measures for the years ended December 31, 2022 and 2021 from our audited consolidated financial statements included elsewhere in this annual report. Average balances have been computed using daily averages. Our historical results may not be indicative of our results for any future period.
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
Because the methodology is partly based upon peer bank data and trends, current economic data as well as management’s judgment, factors may arise that result in different estimations. Adversely different conditions or assumptions could lead to increases in the allowance. In addition, various regulatory agencies periodically review the allowance for loans losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination. As of December 31, 2022, management believes that the allowance is adequate and consistent with asset quality and delinquency indicators.
The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard, CECL, effective for the Company as of January 1, 2023. CECL will require the Bank to determine periodic estimates of lifetime expected credit losses on loans, other financial instruments and other commitments to extend credit and provide for the expected credit losses as allowances for credit losses. This will change our current method of providing allowance for loan losses and require us to record an allowance for credit losses as of January 1, 2023 materially in excess of our existing allowance for loan losses. CECL will also greatly increase the data we will need to collect and review to determine the appropriate level of the allowance for credit losses and will likely require larger allowances for credit losses going forward than our current methodology.

Derivative Instrument Valuation
The Company enters into interest rate swap agreements as part of the Company’s interest rate risk management strategy. Management applies the hedge accounting provisions of Accounting Standards Codification (“ASC”) Topic 815, "Hedge Accounting, and formally documents at inception all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the various hedges. Additionally, the Company assesses whether the derivative used in its hedging transaction is expected to be and has been highly effective in offsetting changes in the fair value or cash flows of the hedged item. The Company discontinues hedge accounting when it is determined that a derivative is not expected to be or has ceased to be highly effective as a hedge, and then reflects changes in fair value of the derivative in earnings after termination of the hedge relationship.
The Company has characterized all of its interest rate swaps that qualify under ASC Topic 815, as cash flow hedges. Cash flow hedges are used to minimize the variability in cash flows of assets or liabilities, or forecasted transactions caused by fluctuations in the contractually specified interest rates, and are recorded at fair value in other assets within the consolidated balance sheet. Changes in the fair value of these cash flow hedges are initially recorded in accumulated other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings.
The Company also has derivatives not designated as hedges. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain loan clients. The Company executes interest rate swaps with commercial banking clients to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client derivatives and the offsetting derivatives are recognized directly in earnings.

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

Earnings and Performance Overview
2022 Earnings Overview
Our net income for the year ended December 31, 2022 was $37.4 million, an increase of $10.8 million, or 40.8%, compared to the year ended December 31, 2021. Diluted earnings per share was $4.79 for the year ended December 31, 2022, compared to diluted earnings per share of $3.36 for the year ended December 31, 2021. Our returns on average shareholders' equity and average assets for the year ended December 31, 2022, were 16.72% and 1.44%, respectively, compared to 13.86% and 1.17%, respectively for the year ended December 31, 2021.
The increase in net income for 2022 compared to 2021 was primarily attributable to an increase in interest and fees on loans due to record loan growth and higher overall loan yields in 2022. The increase in revenues was partially offset by the following: an increase in interest expense; a decrease in noninterest income driven by a reduction in loans sales and the absence of rental income in 2022 due to the disposition of the Company's former headquarter building in the fourth quarter of 2021. Revenues in 2021 also included a one-time federal payroll tax credit for COVID-19 of $0.9 million recognized in the quarter ended March 31, 2021 which did not repeat in 2022. In addition, the increase in net income was partially offset by an increase in the provision for loan losses due to loan growth and an increase in noninterest expense for the year ended December 31, 2022.

Net interest income for the year ended December 31, 2022 was $94.7 million, an increase of $26.9 million compared to the year ended December 31, 2021. Our net interest margin increased 61 basis points to 3.78% for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in the net interest margin was due to an increase in overall loan yields, aided in part by elevated loan prepayment fees, partially offset by an increase in funding costs.

Results of Operations
Net Interest Income
Net interest income is the difference between interest earned on loans and securities and interest paid on deposits and other borrowings, and is the primary source of our operating income. Net interest income is affected by the level of interest rates, changes in interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Included in interest income are certain loan fees, such as deferred origination fees and late charges. We convert tax-exempt income to a Fully Taxed Equivalent (FTE) basis using the statutory federal income tax rate adjusted for applicable state income taxes net of the related federal tax benefit. The average balances are principally daily averages. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments. Premium amortization and discount accretion are included in the respective interest income and interest expense amounts.
FTE net interest income for the years ended December 31, 2022 and 2021 was $94.9 million and $68.1 million, respectively. FTE net interest income increased primarily due to loan growth and higher overall loan yields. The increase in FTE net interest income was partially offset by an increase in interest expense.
FTE basis interest income for the year ended December 31, 2022 increased $36.6 million, or 44.8%, to $118.1 million compared to FTE basis interest income for the year ended December 31, 2021 due primarily to an increase in commercial real estate loans and commercial business loans. Average interest earning assets were $2.5 billion for the year ended December 31, 2022, increasing by $367.6 million, or 17.1%, from the year ended December 31, 2021. The average balance of total loans increased $408.8 million, or 23.4%. The total average balance of securities for the year ended December 31, 2022 increased by $15.0 million, or 14.5%, from the year ended December 31, 2021. The total yield in earnings assets increased to 4.64% at December 31, 2022, compared to 3.75% at December 31, 2021. The increase in yield was primarily driven by higher yields on loans, as well as higher yields on our cash balances as a result of the overall increased rate environment for 2022.
Interest expense for the year ended December 31, 2022 increased by $9.7 million, or 72.0%, compared to interest expense for 2021 due to an increase in rates on interest bearing deposits.

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential
The following table below presents the average balances and yields earned on interest-earning assets and average balances and weighted average rates paid on our funding liabilities for the years ended December 31, 2022 and 2021.

	Years Ended December 31,
	2022			2021
	Average Balance	Interest	Yield/ Rate(4)	Average Balance	Interest	Yield/ Rate(4)
	(Dollars in thousands)
Assets:
Cash and fed funds sold	$238,233	$3,500	1.47%	$294,471	$376	0.13%
Securities(1)	118,591	3,280	2.77	103,592	3,071	2.96
Loans:
Commercial real estate	1,532,971	76,103	4.90	1,225,770	55,995	4.51
Residential real estate	66,028	2,408	3.65	99,101	3,363	3.39
Construction	115,902	6,666	5.67	97,163	3,780	3.84
Commercial business	427,178	25,561	5.90	313,422	14,589	4.59
Consumer	10,121	504	4.98	7,929	315	3.97
Total loans	2,152,200	111,242	5.10	1,743,385	78,042	4.42
Federal Home Loan Bank stock	4,132	124	3.00	4,156	88	2.12
Total earning assets	2,513,156	$118,146	4.64%	2,145,604	$81,577	3.75%
Other assets	86,485			120,955
Total assets	$2,599,641			$2,266,559
Liabilities and shareholders’ equity:
Interest bearing liabilities:
NOW	$118,837	$203	0.17%	$111,515	$198	0.18%
Money market	891,095	8,830	0.99	804,679	4,042	0.50
Savings	188,186	1,259	0.67	175,629	413	0.23
Time	617,480	9,072	1.47	508,651	5,790	1.14
Total interest bearing deposits	1,815,598	19,364	1.07	1,600,474	10,443	0.65
Borrowed money	118,960	3,838	3.18	103,919	3,047	2.89
Total interest bearing liabilities	1,934,558	$23,202	1.20%	1,704,393	$13,490	0.79%
Noninterest bearing deposits	401,005			323,648
Other liabilities	40,204			46,710
Total liabilities	2,375,767			2,074,751
Shareholders’ equity	223,874			191,808
Total liabilities and shareholders’ equity	$2,599,641			$2,266,559
Net interest income(2)		$94,944			$68,087
Interest rate spread			3.44%			2.96%
Net interest margin(3)			3.78%			3.17%
(1)Average balances and yields for securities are based on amortized cost.
(2)The adjustment for securities and loans taxable equivalency was $200 thousand and $201 thousand, respectively, for the years ended December 31, 2022 and 2021. Tax exempt income was converted to a fully taxable equivalent basis at a 20 percent tax rate for 2022 and 2021.
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

	Year Ended December 31, 2022 vs 2021 Increase (Decrease)
	Volume	Rate	Total
	(In thousands)
Interest and dividend income:
Cash and fed funds sold	$(85)	$3,210	$3,125
Securities	424	(215)	209
Loans:
Commercial real estate	14,938	5,170	20,108
Residential real estate	(1,191)	236	(955)
Construction	828	2,058	2,886
Commercial business	6,130	4,842	10,972
Consumer	99	91	190
Total loans	20,804	12,397	33,201
Federal Home Loan Bank stock	(1)	36	35
Total change in interest and dividend income	$21,142	$15,428	$36,570
Interest expense:
Deposits:
NOW	$13	$(8)	$5
Money market	476	4,313	4,789
Savings	32	815	847
Time	1,392	1,890	3,282
Total deposits	1,913	7,010	8,923
Borrowed money	467	323	790
Total change in interest expense	2,380	7,333	9,713
Change in net interest income	$18,762	$8,095	$26,857

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
The provision for loan losses for the year ended December 31, 2022 was $5.4 million compared to a $0.1 million credit for loan losses for the year ended December 31, 2021. The increase in the provision for loan losses was due to loan growth.

Noninterest Income
Noninterest income is a component of our revenue and is comprised primarily of fees generated from loan and deposit relationships with our clients, fees generated from sales and referrals of loans, income earned on bank owned life insurance and gains on sales of investment securities. The following table compares noninterest income for the years ended December 31, 2022 and 2021.

	Years Ended December 31,		Change
	2022	2021	$	%
	(Dollars in thousands)
Gains and fees from sales of loans	$1,236	$2,692	$(1,456)	(54)%
Bank owned life insurance	1,069	1,023	46	4
Service charges and fees	1,072	872	200	23
Other	(337)	1,070	(1,407)	(131)
Total noninterest income	$3,040	$5,657	$(2,617)	(46)%

Noninterest income decreased by $2.6 million to $3.0 million for the year ended December 31, 2022, compared to the year ended December 31, 2021.
The decrease in noninterest income was driven by a reduction in loan sales in 2022 compared to 2021. Noninterest income also declined due to a one-time federal payroll tax credit for COVID-19 of $0.9 million recognized in the quarter ended March 31, 2021. Lastly, a decrease in noninterest income was due to the absence of rental income of $0.7 million which was recognized in 2021 as a result of the disposition of the Company's former headquarter building.

Noninterest Expense
The following table compares noninterest expense for the years ended December 31, 2022 and 2021.

	Years Ended December 31,		Change
	2022	2021	$	%
	(Dollars in thousands)
Salaries and employee benefits	$22,237	$18,317	$3,920	21%
Occupancy and equipment	8,297	10,682	(2,385)	(22)
Data processing	2,632	2,409	223	9
Professional services	3,887	2,260	1,627	72
Director fees	1,394	1,303	91	7
FDIC insurance	1,638	1,232	406	33
Marketing	366	404	(38)	(9)
Other	3,912	3,132	780	25
Total noninterest expense	$44,363	$39,739	$4,624	12%

Noninterest expense increased by $4.6 million, or 12%, to $44.4 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in noninterest expense was primarily driven by an increase in salaries and employee benefits expense, professional services expense, FDIC Insurance, and losses related to deposit accounts. These increases were partially offset by a decrease in occupancy and equipment expense.
Salaries and employee benefits expense totaled $22.2 million for the year ended December 31, 2022, an increase of $3.9 million when compared to the same period in 2021. The increase in salaries and employee benefits expense was driven by an increase in full time equivalent employees, as well as an increase in variable compensation as a result of the Bank's overall growth and improved performance. Full time equivalent employees totaled 136 at December 31, 2022 compared to 126 for the same period in 2021. The increase in salaries and employee benefits expense was partially offset by higher loan originations, which enabled the Bank to defer a greater amount of expenses.

Professional services expense totaled $3.9 million for the year ended December 31, 2022, an increase of $1.6 million when compared to the same period in 2021. The increase in professional services expense was primarily driven by consulting fees associated with various projects, including our core system conversion.
FDIC insurance expense totaled $1.6 million for the year ended December 31, 2022, an increase of $0.4 million when compared to the same period in 2021. The higher FDIC insurance expense is attributed to the overall balance sheet growth and increased use of brokered deposits.
Other expense totaled $3.9 million for the year ended December 31, 2022, an increase of $0.8 million. The increase was mainly attributable to $0.6 million of deposit account losses, of which $0.3 million were two discreet events of identity theft perpetrated against the Bank's clients where the Bank reimbursed the impacted clients.
Occupancy and equipment expense totaled $8.3 million for the year ended December 31, 2022, a decrease of $2.4 million when compared to the same period in 2021. The decrease in occupancy and equipment expense was primarily driven by the curtailment of additional cleaning costs associated with precautions taken to prevent the spread of COVID-19 during the year ended December 31, 2021. In addition, the decrease in occupancy and equipment expense was impacted by a reduction in lease expense as a result of the branch closure in New Canaan, which occurred during the third quarter of 2021.

Income Taxes
Income tax expense for the years ended December 31, 2022 and 2021 totaled $10.6 million and $7.3 million, respectively. The effective tax rates for the years ended December 31, 2022 and 2021, were 22.0% and 21.5%, respectively.
Our net deferred tax asset at December 31, 2022 was $7.4 million, compared to $7.6 million at December 31, 2021.
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

Financial Condition
Summary
Assets totaled $3.3 billion at December 31, 2022, compared to assets of $2.5 billion at December 31, 2021. The increase in assets was primarily due to loan growth. Gross loans totaled $2.7 billion at December 31, 2022, an increase of $780.6 million or 41.2% compared to December 31, 2021. Deposits totaled $2.8 billion at December 31, 2022, compared to deposits of $2.1 billion at December 31, 2021.

Shareholders’ equity totaled $238.5 million as of December 31, 2022, an increase of $36.5 million compared to December 31, 2021, primarily a result of (i) net income of $37.4 million for the year ended December 31, 2022 and (ii) an $8.4 million favorable impact to accumulated other comprehensive income driven by fair value marks related to hedge positions involving interest rate swaps of $16.8 million, partially offset by fair value marks on the Company's investment portfolio of $8.4 million. The Company's interest rate swaps are used to hedge interest rate risk. The increase in Shareholders’ equity was partially offset by dividends paid of $6.2 million and common stock repurchases of $5.5 million.

Loan Portfolio
We originate commercial real estate loans, construction loans, commercial business loans and consumer loans in our market. We also pursue certain types of commercial lending opportunities outside our market, particularly where we have strong business relationships. Our loan portfolio is the largest category of our earnings assets.
The following table compares the composition of our loan portfolio for the dates indicated:

	2022		2021		Change
	Total	%	Total	%	Total
	(Dollars in thousands)
Real estate loans:
Residential	$60,588	2.27%	$79,987	4.22%	$(19,399)
Commercial	1,921,252	71.81	1,356,709	71.60	564,543
Construction	155,198	5.80	98,341	5.19	56,857
	2,137,038	79.88	1,535,037	81.01	602,001
Commercial business	520,447	19.45	350,975	18.52	169,472
Consumer	17,963	0.67	8,869	0.47	9,094
Total loans	$2,675,448	100.00%	$1,894,881	100.00%	$780,567
Primary loan categories
Residential real estate.   Residential real estate loans decreased by $19.4 million, or 24.3%, at December 31, 2022 compared to December 31, 2021 and amounted to $60.6 million, representing 2% of total loans at December 31, 2022. In the fourth quarter of 2017, management made the strategic decision to no longer originate residential mortgage loans.
Commercial real estate.   Commercial real estate loans were $1.9 billion and represented 72% of our total loan portfolio at December 31, 2022, a net increase of $564.5 million, or 41.6%, from December 31, 2021. Commercial real estate loan growth during this period largely reflects strong production from experienced relationship managers in the marketplace and their ability to source quality opportunities, and enhanced lending to existing clients. Commercial real estate loans are secured by a variety of property types, including healthcare facilities, office buildings, retail facilities, commercial mixed use and multi-family dwellings.
Construction.   Construction loans were $155.2 million at December 31 2022, up $56.9 million, or 57.8%, from December 31, 2021. Construction loans totaled $98.3 million at December 31, 2021. Commercial construction loans consist of commercial development projects, such as apartment buildings and condominiums, as well as office buildings, retail and other income producing properties and land loans.
Commercial business.   Commercial business loans were $520.4 million and represented 19% of our total loan portfolio at December 31, 2022, a net increase of $169.5 million, or 48.3%, from December 31, 2021. The increase in commercial business loans is a direct result of the Bank’s commitment to growing this portfolio. Commercial business loans primarily provide working capital, equipment financing, financing for leasehold improvements and financing for expansion and are generally secured by assignments of corporate assets, real estate and personal guarantees of the business owners.
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

The following table presents an analysis of the maturity of our commercial real estate, commercial construction and commercial business loan portfolios as of December 31, 2022.

	December 31, 2022
	Commercial Real Estate	Commercial Construction	Commercial Business	Total
	(In thousands)
Amounts due:
One year or less	$129,347	$47,836	$135,366	$312,549
After one year:
One to five years	1,390,876	72,219	220,200	1,683,295
Over five years	401,030	35,143	164,881	601,054
Total due after one year	1,791,906	107,362	385,081	2,284,349
Total	$1,921,253	$155,198	$520,447	$2,596,898

The following table presents an analysis of the interest rate sensitivity of our commercial real estate, commercial construction and commercial business loan portfolios due after one year as of December 31, 2022.

	December 31, 2022
	Adjustable Interest Rate	Fixed Interest Rate	Total
	(In thousands)
Commercial real estate	$233,559	$1,558,347	$1,791,906
Commercial construction	80,551	26,811	107,362
Commercial business	219,802	165,279	385,081
Total loans due after one year	$533,912	$1,750,437	$2,284,349
Asset Quality
We actively manage asset quality through our underwriting practices and collection operations. Our Board of Directors monitors credit risk management. The Directors Loan Committee ("DLC") has primary oversight responsibility for the credit-granting function including approval authority for credit-granting policies, review of management’s credit-granting activities and approval of large exposure credit requests, as well as loan review and problem loan management and resolution. The committee reports the results of its respective oversight functions to our Board of Directors. In addition, our Board of Directors receives information concerning asset quality measurements and trends on a monthly basis. While we continue to adhere to prudent underwriting standards, our loan portfolio is not immune to potential negative consequences as a result of general economic weakness, such as a prolonged downturn in the real estate market on a national scale. Decreases in real estate values could adversely affect the value of property used as collateral for loans. In addition, adverse changes in the economy could have a negative effect on the ability of borrowers to make scheduled loan payments, which would likely have an adverse impact on earnings.
The Company has established credit policies applicable to each type of lending activity in which it engages. The Company evaluates the creditworthiness of each client and extends credit of up to 80% of the market value of the collateral, depending on the borrower's creditworthiness and the type of collateral. The borrower’s ability to service the debt is monitored on an ongoing basis. Real estate is the primary form of collateral. Other important forms of collateral are business assets, time deposits and marketable securities. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment for commercial loans, to be based on the borrower’s ability to generate continuing cash flows. In the fourth quarter of 2017 management made the strategic decision to no longer originate residential mortgage loans. Commencing with the third quarter of 2019, the Company no longer offers home equity loans or lines of credit. The Company’s policy for residential lending generally required that the amount of the loan may not exceed 80% of the original appraised value of the property. In certain situations, the amount may have exceeded 80% LTV either with private mortgage insurance being required for that portion of the residential loan in excess of 80% of the appraised value of the property or where secondary financing is provided by a housing authority program second mortgage, a community’s low/moderate income housing program, or a religious or civic organization.
Credit risk management involves a partnership between our relationship managers and our credit approval, portfolio management, credit administration and collections departments. Disciplined underwriting, portfolio monitoring and early problem recognition are important aspects of maintaining our high credit quality standards and low levels of nonperforming assets since our inception in 2002.
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
Nonperforming Assets.   Nonperforming assets include nonaccrual loans and property acquired through foreclosures or repossession. The following table presents nonperforming assets and additional asset quality data for the dates indicated:

	At December 31,
	2022	2021
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
Residential	$2,152	$2,380
Commercial	2,781	3,482
Commercial business	2,126	1,728
Construction	9,382	8,997
Total nonaccrual loans	16,441	16,587
Property acquired through foreclosure or repossession, net	—	—
Total nonperforming assets	$16,441	$16,587
Nonperforming assets to total assets	0.51%	0.68%
Nonperforming loans to total loans	0.61%	0.88%

Total nonaccrual loans were $16.4 million as of December 31, 2022. Nonperforming assets as a percentage of total assets was 0.51% at December 31, 2022, down from 0.68% at December 31, 2021. The allowance for loan losses at December 31, 2022 was $22.4 million, representing 0.84% of total loans. The $5.5 million increase in the allowance for loan losses at December 31, 2022 when compared to December 31, 2021 was primarily due to an increase in loan growth when compared to 2021.
Nonaccrual Loans. Loans greater than 90 days past due are generally put on nonaccrual status (excluding certain acquired credit impaired loans). Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful. Interest previously accrued, but uncollected, is reversed against current period income. Subsequent payments are recognized on a cash basis or principal recapture basis depending on a number of factors including probability of collection and if impairment is identified. A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt. At December 31, 2022 and 2021, there were no commitments to lend additional funds to any borrower on nonaccrual status.
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
The following table presents past due loans as of December 31, 2022 and 2021:

	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due
	(In thousands)
As of December 31, 2022
Residential real estate	$1,969	$—	$171	$2,140
Commercial real estate	66	—	2,540	2,606
Construction	—	—	9,382	9,382
Commercial business	23	—	1,910	1,933
Consumer	—	—	—	—
Total loans	$2,058	$—	$14,003	$16,061
As of December 31, 2021
Residential real estate	$873	$—	$878	$1,751
Commercial real estate	2,186	10,500	4,244	16,930
Construction	—	—	8,997	8,997
Commercial business	1,995	1,483	1,469	4,947
Consumer	—	3	—	3
Total loans	$5,054	$11,986	$15,588	$32,628
Total past due loans totaled $16.1 million and represented 0.60% of total loans as of December 31, 2022, decreasing $16.6 million from December 31, 2021. The decrease in past due loans primarily relates past due loans that have been since brought current as of December 31, 2022.
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
Restructured loans are classified as accruing or nonaccruing based on management’s assessment of the collectability of the loan. Loans which are already on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers such loans for return to accruing status. Accruing restructured loans are placed into nonaccrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term. At December 31, 2022 and December 31, 2021, there were seven nonaccrual loans identified as TDRs totaling $2.5 million and five nonaccrual loans identified as TDRs totaling $2.0 million, respectively.

The following table presents information on troubled debt restructured loans:

	At December 31,
	2022	2021
	(In thousands)
Accruing troubled debt restructured loans:
Residential real estate	$1,694	$1,770
Commercial real estate	15,893	19,489
Commercial business	2,147	2,594
Accruing troubled debt restructured loans	19,734	23,853
Nonaccrual troubled debt restructured loans:
Residential real estate	$2,113	$1,502
Commercial business	367	465
Nonaccrual troubled debt restructured loans	2,480	1,967
Total troubled debt restructured loans	$22,214	$25,820
As of December 31, 2022 and 2021, loans classified as troubled debt restructurings totaled $22.2 million and $25.8 million, respectively.
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

The following table presents the activity in our allowance for loan losses and related ratios for the dates indicated:

	At December 31,
	2022	2021
	(Dollars in thousands)
Balance at beginning of period	$16,902	$21,009
Charge-offs:
Residential real estate	—	—
Commercial real estate	—	(3,977)
Construction	—	—
Commercial business	—	(77)
Consumer	(22)	(39)
Total charge-offs	(22)	(4,093)
Recoveries:
Residential real estate	—	—
Commercial real estate	76	—
Commercial Business	34	30
Consumer	4	13
Total recoveries	114	43
Net recoveries (charge-offs)	92	(4,050)
Provision (credit) charged to earnings	5,437	(57)
Balance at end of period	$22,431	$16,902
Net recoveries or charge-offs to average loans	—%	0.23%
Allowance for loan losses to total loans	0.84%	0.89%

At December 31, 2022, our allowance for loan losses was $22.4 million and represented 0.84% of total loans, compared to $16.9 million and 0.89% of total loans at December 31, 2021. The decrease in the ratio of allowance for loan losses to total loans is due to charge-offs taken in the prior year against previously established loan loss reserves as a result of improving economic trends partially offset by an increase in loan growth. For the year ended December 31, 2022, the provision for loan losses totaled $5.4 million. For the year ended December 31, 2021 the credit for loan losses totaled $0.1 million. Net recoveries for the year ended December 31, 2022 were $0.1 million and represented 0.00% of average loans. For the year ended December 31, 2021, net charge-offs were $4.1 million and represented 0.23% of average loans.
The carrying amount of total impaired loans at December 31, 2022 was $42.8 million. This compares to a carrying amount of $47.2 million for total impaired loans at December 31, 2021. The amount of allowance for loan losses related to impaired loans was $0.9 million and $2.9 million, respectively, at December 31, 2022 and 2021.

The following table presents the allocation of the allowance for loan losses and the percentage of the related loan segments to total loans:

	At December 31,
	2022		2021
	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
	(Dollars in thousands)
Residential real estate	$163	2.27%	$504	4.22%
Commercial real estate	15,597	71.81	12,751	71.60
Construction	311	5.80	4	5.19
Commercial business	6,214	19.45	3,590	18.52
Consumer	146	0.67	53	0.47
Total allowance for loan losses	$22,431	100.00%	$16,902	100.00%
The allocation of the allowance for loan losses at December 31, 2022 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the allowance for loan losses at December 31, 2022 is appropriate to cover probable losses.

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
The amortized cost and fair value of investment securities as of the dates indicated are presented in the following table:

	At December 31,
	2022		2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Marketable equity securities	$2,138	$1,988	$2,107	$2,168
Securities available for sale:
U.S. Government and agency obligations	95,352	88,425	73,571	75,189
Corporate bonds	17,000	15,238	14,500	15,009
Total securities available for sale	$112,352	$103,663	$88,071	$90,198
Securities held to maturity:
State agency and municipal obligations	$15,947	$15,398	$15,998	$18,393
Government mortgage-backed securities	36	37	45	52
Total securities held to maturity	$15,983	$15,435	$16,043	$18,445

At December 31, 2022, the carrying value of our investment securities portfolio totaled $121.6 million and represented 4% of total assets, compared to $108.4 million and 4% of total assets at December 31, 2021. The increase of $13.2 million primarily reflects purchases of corporate bonds. We purchase investment grade securities with a focus on liquidity, earnings and duration exposure.
The net unrealized losses on our investment portfolio at December 31, 2022 was $9.2 million and included $0.3 million of gross unrealized gains. The net unrealized gain position on our investment portfolio at December 31, 2021 was $4.5 million and included $0.5 million of gross unrealized losses. All of our investment securities are rated investment grade or deemed to be of investment grade quality.

The following tables summarize the amortized cost and weighted average yield of securities in our investment securities portfolio as of December 31, 2022 and 2021, based on remaining period to contractual maturity. Information for mortgage-backed securities is based on the final contractual maturity dates without considering repayments and prepayments.

	Due Within 1 Year		Due 1–5 Years		Due 5–10 Years		Due After 10 Years or No Contractual Maturity
At December 31, 2022	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
	(Dollars in thousands)
Marketable equity securities	$—	—%	$—	—%	$—	—%	$2,138	2.20%
Securities available for sale:
U.S. Government and agency obligations	—	—	55,262	1.99	31,527	2.61	8,563	0.39
Corporate bonds	—	—	—	—	15,500	4.18	1,500	4.50
Total securities available for sale	$—	—%	$55,262	1.99%	$47,027	3.12%	$10,063	2.24%
Securities held to maturity:
State agency and municipal obligations	$—	—%	$—	—%	$—	—%	$15,947	5.09%
Government mortgage-backed securities	—	—	—	—	—	—	36	5.43
Total securities held to maturity	$—	—%	$—	—%	$—	—%	$15,983	5.09%

	Due Within 1 Year		Due 1–5 Years		Due 5–10 Years		Due After 10 Years or No Contractual Maturity
At December 31, 2021	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
	(Dollars in thousands)
Marketable equity securities	$—	—%	$—	—%	$—	—%	$2,107	2.20%
Securities available for sale:
U.S. Government and agency obligations	—	—	25,747	1.07	16,540	2.65	31,284	2.28
Corporate bonds	—	—	—	—	13,000	4.11	1,500	4.50
Total securities available for sale	$—	—%	$25,747	1.07%	$29,540	3.29%	$32,784	2.38%
Securities held to maturity:
State agency and municipal obligations	$—	—%	$—	—%	$—	—%	15,998	4.87%
Government mortgage-backed securities	—	—	—	—	—	—	45	5.41
Total securities held to maturity	$—	—%	$—	—%	$—	—%	$16,043	4.87%

Bank Owned Life Insurance ("BOLI")
BOLI amounted to $50.2 million as of December 31, 2022. The purchase of life insurance policies results in an income-earning asset on our consolidated balance sheet that provides monthly tax-free income to us. We expect to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. BOLI is included in our Consolidated Balance Sheets at its cash surrender value. Increases in the cash surrender value are reported as a component of noninterest income in our Consolidated Statements of Income.

Deposit Activities and Other Sources of Funds
Our sources of funds include deposits, brokered certificates of deposit, FHLB borrowings, subordinated debt and proceeds from the sales, maturities and payments of loans and investment securities.
Total deposits represented 86% of our total assets at December 31, 2022. While scheduled loan and securities repayments are a relatively stable sources of funds, loan and investment security prepayments and deposit inflows are influenced by prevailing interest rates and local economic conditions and are inherently uncertain.

Deposits
We offer a wide variety of deposit products and rates to consumer and business clients consistent with FDIC regulations. Our executive management team meets regularly to determine pricing and marketing initiatives. In addition to being an important source of funding for us, deposits also provide an ongoing stream of fee revenue.
We participate in the Certificate of Deposit Account Registry Service ("CDARS") and Insured Cash Sweep Service ("ICS") programs. We use CDARS and ICS to place client funds into certificate of deposit accounts and money market accounts, respectively, into other participating banks. These transactions occur in amounts that are less than FDIC insurance limits to ensure that deposit clients are eligible for FDIC insurance on the full amount of their deposits. Reciprocal amounts of deposits are received from other participating banks that do the same with their client deposits, and, we also execute one-way buy transactions. With the exception of reciprocal deposits, CDARS and ICS One-Way buy transactions are considered to be brokered deposits for bank regulatory purposes.
Time deposits may also be generated through the use of a listing service. We subscribe to a listing service, accessible to financial institutions, in which we may advertise our time deposit rates. Interested financial institutions then contact us directly to acquire a time certificate of deposit. There is no third party brokerage service involved in this transaction.
The following table sets forth the composition of our deposits for the dates indicated:

	At December 31,
	2022			2021
	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$404,559	14.44%	—%	$398,956	18.78%	—%
NOW	104,057	3.72	0.17	119,479	5.62	0.18
Money market	913,868	32.63	0.99	954,674	44.95	0.50
Savings	151,944	5.42	0.67	193,631	9.12	0.23
Time	1,226,390	43.79	1.47	457,258	21.53	1.14
Total deposits	$2,800,818	100.00%	1.07%	$2,123,998	100.00%	0.65%
Total deposits were $2.8 billion at December 31, 2022, an increase of $676.8 million, or 32%, from December 31, 2021. Brokered certificates of deposits ("Brokered CDs") totaled $976.5 million and $249.4 million at December 31, 2022 and December 31, 2021, respectively. The increase in Brokered CDs was used to fund the significant loan growth during the second half of 2022, increasing $727.1 million compared to December 31, 2021. There were no certificates of deposits from national listing services at December 31, 2022 or December 31, 2021.

Brokered money market accounts totaled $50.1 million and $104.0 million at December 31, 2022 and 2021, respectively. Brokered deposits represent brokered certificates of deposit, brokered money market accounts, one-way buy Certificate of Deposit Account Registry Service ("CDARS"), and one way buy Insured Cash Sweep ("ICS").

At December 31, 2022 and 2021, time deposits, including CDARS and brokered certificates of deposit, with a denomination of $100 thousand or more totaled $1.2 billion and $0.4 billion, respectively, maturing during the periods indicated in the table below:

	At December 31,
	2022	2021
	(In thousands)
Maturing:
Within 3 months	$251,036	$80,417
After 3 but within 6 months	252,673	21,935
After 6 months but within 1 year	530,400	25,625
After 1 year	123,130	263,216
Total	$1,157,239	$391,193

Federal Home Loan Bank Advances and Other Borrowings
The Bank is a member of the FHLB, which is part of a twelve district Federal Home Loan Bank System. Members are required to own capital stock of the FHLB, and borrowings are collateralized by qualifying assets not otherwise pledged. The maximum amount of credit that the FHLB will extend varies from time to time, depending on its policies and the amount of qualifying collateral the member can pledge. The Bank had satisfied its collateral requirement at December 31, 2022.
We utilize advances from the FHLB as part of our overall funding strategy, to meet short-term liquidity needs and to manage interest rate risk arising from the difference in asset and liability maturities. Total FHLB advances were $90.0 million at December 31, 2022 compared to $50.0 million at December 31, 2021.
The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At December 31, 2022, the Bank had pledged $941.9 million of eligible loans as collateral to support borrowing capacity at the FHLB of Boston. As of December 31, 2022, the Bank had immediate availability to borrow an additional $402.2 million based on qualified collateral.
Advances from the FHLB include short-term advances with original maturity dates of one year or less. The following table sets forth certain information concerning short-term FHLB advances as of and for the periods indicated in the following table:

	Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Average amount outstanding during the period	$71,740	$78,370
Amount outstanding at end of period	90,000	50,000
Highest month end balance during the period	130,000	125,000
Weighted average interest rate at end of period(1)	2.29%	1.81%
(1) $50 million of the Company's FHLB borrowings are subject to longer term interest rate swap agreements and the weighted average rate reflects the "all-in" swap rate under these long interest rate term swap agreements.

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
The 2022 Notes bear interest at a fixed rate of 6.0% per year, from and including August 19, 2022 to, but excluding, September 1, 2027. From and including September 1, 2027 to, but excluding, the maturity date or early redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term SOFR plus 326 basis points. The 2022 Notes have a stated maturity of September 1, 2032 and are non-callable for five years. The Company may redeem the 2022 Notes, in whole or in part, at its option, on the fifth anniversary of the issue date or on any interest payment date thereafter. Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the 2022 Notes being redeemed, together with any accrued and unpaid interest on the 2022 Notes being redeemed to but excluding the date of redemption. The 2022 Notes are not subject to redemption at the option of the holder. The 2022 Notes have been structured to qualify for the Company as Tier 2 capital under regulatory guidelines.

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
Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain loan clients. The Company executes interest rate swaps with commercial banking clients to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client derivatives and the offsetting derivatives are recognized directly in earnings. Information about derivative instruments at December 31, 2022 and 2021 was as follows:

	As of December 31, 2022
	Derivative Assets			Derivative Liabilities
	Original Notional Amount	Balance Sheet Location	Fair Value	Original Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	$125,000	Other assets	$8,292	$—	Accrued expenses and other liabilities	$—

Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$38,500	Other assets	$4,207	$38,500	Accrued expenses and other liabilities	$(4,207)
(1) Represents interest rate swaps with commercial banking clients, which are offset by derivatives with a third party.

	As of December 31, 2021
	Derivative Assets			Derivative Liabilities
	Original Notional Amount	Balance Sheet Location	Fair Value	Original Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	$50,000	Other assets	$1,043	$150,000	Accrued expenses and other liabilities	$(14,195)

Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$38,500	Other assets	$2,585	$38,500	Accrued expenses and other liabilities	$(2,585)
(1) Represents interest rate swaps with commercial banking clients, which are offset by derivatives with a third party.

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
The Bank has a detailed liquidity funding policy and a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity. We employ a stress testing methodology to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of “business as usual” cash flows. The Bank has established unsecured borrowing capacity with the Atlantic Community Bankers Bank (ACBB) (formerly Bankers’ Bank Northeast), Zion’s Bank and Texas Capital Bank and also maintains additional collateralized borrowing capacity with the FRB and the FHLB in excess of levels used in the ordinary course of business. Our sources of liquidity include cash, unpledged investment securities, borrowings from the FRB, FHLB, lines of credit from ACBB, Zion's Bank and Texas Capital Bank, the brokered deposit market and national CD listing services.
Capital Resources
Shareholders’ equity totaled $238.5 million as of December 31, 2022, an increase of $36.5 million compared to December 31, 2021, primarily a result of (i) net income of $37.4 million for the year ended December 31, 2022 and (ii) an $8.4 million favorable impact to accumulated other comprehensive income driven by fair value marks related to hedge positions involving interest rate swaps of $16.8 million, partially offset by fair value marks on the Company's investment portfolio of $8.4 million. The Company's interest rate swaps are used to hedge interest rate risk. The increase in Shareholders’ equity was partially offset by dividends paid of $6.2 million and common stock repurchases of $5.5 million. As of December 31, 2022, the tangible common equity ratio and tangible book value per share were 7.26% and $31.39, respectively.
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At December 31, 2022, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework. At December 31, 2022, the Bank’s ratio of total common equity tier 1 capital to risk-weighted assets was 10.28%, total capital to risk-weighted assets was 11.07%, Tier 1 capital to risk-weighted assets was 10.28% and Tier 1 capital to average assets was 9.88%.
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

Contractual Obligations
The following table summarizes our contractual obligations to make future payments as of December 31, 2022. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
	(in thousands)
Contractual Obligations:
FHLB advances	$90,000	$90,000	$—	$—	$—
Subordinated debt	70,000	—	—	—	70,000
Operating lease agreements	16,645	2,168	4,004	4,052	6,421
Time deposits with stated maturity dates	1,226,390	1,084,321	141,892	177	—
Total contractual obligations	$1,403,035	$1,176,489	$145,896	$4,229	$76,421

Off-Balance Sheet Arrangements
In the normal course of business, we are a party to financial instruments with off-balance sheet risk to meet the financing needs of our clients. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements. The contractual amounts of these instruments reflect the extent of involvement we have in particular classes of financial instruments.
We enter into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Bank’s commitments to extend credit are contingent upon clients maintaining specific credit standards at the time of loan funding. The Bank minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.
Commitments to extend credit totaled $561.0 million and $396.9 million, respectively at December 31, 2022 and 2021. The following table summarizes our commitments to extend credit as of the dates indicated. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. In addition, borrowers may be required to meet certain performance requirements to continue to draw on these commitments. We manage our liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that we will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.

As of December 31, 2022

	Amount of Commitment Expiration per Period
	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
	(in thousands)
Other Commitments:
Loan commitments	$376,512	$262,758	$29,433	$79,046	$5,275
Undisbursed construction loans	180,768	32,708	46,777	44,187	57,096
Unused home equity lines of credit	3,684	10	—	—	3,674
Total other commitments	$560,964	$295,476	$76,210	$123,233	$66,045

As of December 31, 2021

	Amount of Commitment Expiration per Period
	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
	(in thousands)
Other Commitments:
Loan commitments	$266,915	$191,066	$36,348	$22,036	$17,465
Undisbursed construction loans	125,700	13,312	43,129	45,364	23,895
Unused home equity lines of credit	4,254	200	10	—	4,044
Total other commitments	$396,869	$204,578	$79,487	$67,400	$45,404

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

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning December 31, 2022 and 2021:
Parallel Ramp

	Estimated Percent Change in Net Interest Income
	At December 31,
Rate Changes (basis points)	2022	2021
(100)	2.20%	(0.80)%
200	(4.80)	(2.20)

Parallel Shock

	Estimated Percent Change in Net Interest Income
	At December 31,
Rate Changes (basis points)	2022	2021
(100)	2.20%	(1.70)%
100	(2.70)	(1.00)
200	(6.00)	(1.90)
300	(8.90)	(2.40)
The net interest income at risk simulation results indicate that, as of December 31, 2022, we remain liability sensitive. The liability sensitivity is due to the fact that there are more liabilities than assets subject to repricing as market rates change.
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
The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:

Parallel Shock

	Estimated Percent Change in Economic Value of Equity
	At December 31,
Rate Changes (basis points)	2022	2021
(100)	2.30%	(21.40)%
100	(3.90)	3.10
200	(9.30)	3.60
300	(14.00)	4.50
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
It should be noted that the static balance sheet assumption does not necessarily reflect our expectation for future balance sheet growth, which is a function of the business environment and client behavior. Another significant simulation assumption is the sensitivity of core deposits to fluctuations in interest rates. Income simulation results assume that changes in both core savings deposit rates and balances are related to changes in short-term interest rates. Lastly, mortgage-backed securities and mortgage loans involve a level of risk that unforeseen changes in prepayment speeds may cause related cash flows to vary significantly in differing rate environments. Such changes could affect the level of reinvestment risk associated with cash flow from these instruments, as well as their market value. Changes in prepayment speeds could also increase or decrease the amortization of premium or accretion of discounts related to such instruments, thereby affecting interest income.
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

Item 8.    Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are presented in the order shown below:
Report of Independent Registered Public Accounting Firm (PCAOB ID: 49)
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Income for the years ended December 31, 2022 and 2021
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022 and 2021
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bankwell Financial Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bankwell Financial Group, Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Qualitative Factor Adjustments to the Allowance for Loan Losses
As described in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for loan losses totaled $22.4 million as of December 31, 2022, which consists of a general reserve of $21.5 million and a specific reserve of $0.9 million. Management estimates the allowance based on loan losses believed to be inherent in the Company’s loan portfolio, segmented by product type and risk classification, at the balance sheet date. The Company’s allowance for loan losses consists of a general reserve, which management develops based on historical loss ratios from its data and, where appropriate, its peers’ data adjusted for qualitative factors not reflected in the historical loss experience as well as a specific reserve based on management’s identification of impaired loans. Management considers several qualitative factors, both internal and external to the Company, including valuation of underlying collateral; macro and local economic factors; nature and volume of loan portfolio; concentration of credit risk; net charge-off trends and non-accrual trends, and past due and classified loan trends when determining the general reserve. The adjustment for qualitative factors requires a significant amount of judgment by management and involves a high degree of estimation uncertainty.

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

•We assessed the reasonableness of management’s qualitative factor adjustments by agreeing them to internal and external source data, evaluating the magnitude and directional consistency of such adjustments with prior periods and data points, and evaluating the consistency of such changes in accordance with the Company’s loan policy.

•We tested management’s conclusions regarding the appropriateness of the qualitative factor adjustments and agreed the impact to the allowance for loan losses calculation.

/s/ RSM US LLP

We have served as the Company’s auditor since 2017.

Hartford, Connecticut
March 8, 2023

Bankwell Financial Group, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2022	2021
ASSETS
Cash and due from banks	$344,925	$291,598
Federal funds sold	10,754	53,084
Cash and cash equivalents	355,679	344,682

Investment securities
Marketable equity securities, at fair value	1,988	2,168
Available for sale investment securities, at fair value	103,663	90,198
Held to maturity investment securities, at amortized cost (fair values of $15,435 and $18,445 at December 31, 2022 and 2021, respectively)	15,983	16,043
Total investment securities	121,634	108,409

Loans receivable (net of allowance for loan losses of $22,431 and $16,902 at December 31, 2022 and 2021, respectively)	2,646,384	1,875,167
Accrued interest receivable	13,070	7,512
Federal Home Loan Bank stock, at cost	5,216	2,814
Premises and equipment, net	27,199	25,588
Bank-owned life insurance	50,243	49,174
Goodwill	2,589	2,589
Deferred income taxes, net	7,422	7,621
Other assets	23,013	32,708
Total assets	$3,252,449	$2,456,264
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$404,559	$398,956
Interest bearing deposits	2,396,259	1,725,042
Total deposits	2,800,818	2,123,998

Advances from the Federal Home Loan Bank	90,000	50,000
Subordinated debentures (face value of $70,000 and $35,000 at December 31, 2022 and 2021, respectively, less unamortized debt issuance costs of $1,041 and $559 at December 31, 2022 and 2021, respectively)	68,959	34,441
Accrued expenses and other liabilities	54,203	45,838
Total liabilities	3,013,980	2,254,277
Commitments and contingencies (Note 12)
Shareholders’ equity
Common stock, no par value; 10,000,000 shares authorized, 7,730,699 and 7,803,166 shares issued and outstanding at December 31, 2022 and 2021, respectively	115,018	118,148
Retained earnings	123,640	92,400
Accumulated other comprehensive loss	(189)	(8,561)
Total shareholders’ equity	238,469	201,987

Total liabilities and shareholders’ equity	$3,252,449	$2,456,264

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc.
Consolidated Statements of Income
(In thousands, except share data)

	Year Ended December 31,
	2022	2021
Interest and dividend income
Interest and fees on loans	$111,242	$78,042
Interest and dividends on securities	3,203	2,958
Interest on cash and cash equivalents	3,500	376
Total interest and dividend income	117,945	81,376
Interest expense
Interest expense on deposits	19,364	10,443
Interest expense on borrowings	3,838	3,047
Total interest expense	23,202	13,490
Net interest income	94,743	67,886
Provision (credit) provision for loan losses	5,437	(57)
Net interest income after provision (credit) for loan losses	89,306	67,943
Noninterest income
Gains and fees from sales of loans	1,236	2,692
Bank owned life insurance	1,069	1,023
Service charges and fees	1,072	872
Other	(337)	1,070
Total noninterest income	3,040	5,657
Noninterest expense
Salaries and employee benefits	22,237	18,317
Occupancy and equipment	8,297	10,682
Data processing	2,632	2,409
Professional services	3,887	2,260
Director fees	1,394	1,303
FDIC insurance	1,638	1,232
Marketing	366	404
Other	3,912	3,132
Total noninterest expense	44,363	39,739
Income before income tax expense	47,983	33,861
Income tax expense	10,554	7,275
Net income	$37,429	$26,586
Earnings Per Common Share:
Basic	$4.84	$3.38
Diluted	$4.79	$3.36
Weighted Average Common Shares Outstanding:
Basic	7,563,363	7,706,407
Diluted	7,640,218	7,761,811
Dividends per common share	$0.80	$0.64

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2022	2021
Net income	$37,429	$26,586
Other comprehensive income (loss):
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on available for sale securities	(10,817)	(1,404)
Reclassification adjustment for gains realized in net income	—	—
Net change in unrealized (losses) gains	(10,817)	(1,404)
Income tax benefit (expense)	2,416	311
Unrealized (losses) gains on securities, net of tax	(8,401)	(1,093)
Unrealized gains (losses) on interest rate swaps:
Unrealized gains (losses) on interest rate swaps	21,598	10,415
Income tax (expense) benefit	(4,825)	(2,308)
Unrealized gains (losses) on interest rate swaps, net of tax	16,773	8,107
Total other comprehensive income (loss), net of tax	8,372	7,014
Comprehensive income (loss)	$45,801	$33,600

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2021	7,919,278	$121,338	$70,839	$(15,575)	$176,602
Net income	—	—	26,586	—	26,586
Other comprehensive income, net of tax	—	—	—	7,014	7,014
Cash dividends declared ($0.64 per share)	—	—	(5,025)	—	(5,025)
Stock-based compensation expense	—	1,834	—	—	1,834
Issuance of restricted stock	71,308	—	—	—	—
Forfeitures of restricted stock	(150)	—	—	—	—
Stock options exercised	3,500	53	—	—	53
Repurchase of common stock	(190,770)	(5,077)	—	—	(5,077)
Balance at December 31, 2021	7,803,166	118,148	92,400	(8,561)	201,987
Net income	—	—	37,429	—	37,429
Other comprehensive income, net of tax	—	—	—	8,372	8,372
Cash dividends declared ($0.80 per share)	—	—	(6,189)	—	(6,189)
Stock-based compensation expense	—	2,362	—	—	2,362
Issuance of restricted stock	114,995	—	—	—	—
Forfeitures of restricted stock	(24,087)	—	—	—	—
Stock options exercised	3,000	48	—	—	48
Repurchase of common stock	(166,375)	(5,540)	—	—	(5,540)
Balance at December 31, 2022	7,730,699	$115,018	$123,640	$(189)	$238,469

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net income	$37,429	$26,586
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on investment securities	310	230
Provision (credit) for loan losses	5,437	(57)
(Credit) provision for deferred income taxes	(1,964)	1,699
Change in fair value of marketable equity securities	212	63
Depreciation and amortization	3,366	3,583
Amortization of debt issuance costs	166	265
Change in valuation allowance of right-of-use asset	—	(280)
Increase in cash surrender value of bank-owned life insurance	(1,069)	(1,023)
Gains and fees from sales of loans	(1,236)	(2,692)
Stock-based compensation	2,362	1,834
Net amortization of purchase accounting adjustments	—	76
(Gain) loss on sale of premises and equipment	(20)	498
Net change in:
Deferred loan fees	3,820	(134)
Accrued interest receivable	(5,558)	(933)
Other assets	18,473	9,231
Accrued expenses and other liabilities	20,940	(4,388)
Net cash provided by operating activities	82,668	34,558
Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	7,614	15,599
Proceeds from principal repayments on held to maturity securities	5,056	4,779
Net proceeds from sales and calls of available for sale securities	—	10,000
Purchases of available for sale securities	(32,212)	(28,834)
Purchases of marketable equity securities	(31)	(24)
Purchases of held to maturity securities	(4,990)	(4,736)
Purchases of bank-owned life insurance	—	(5,500)
Net increase in loans	(838,031)	(273,304)
Loan principal sold from loans not originated for sale	—	(20,625)
Proceeds from sales of loans not originated for sale	58,793	23,317
Disposals of premises and equipment, net	(4,958)	4,257
(Purchase) reduction of Federal Home Loan Bank stock	(2,402)	5,046
Net cash used in investing activities	(811,161)	(270,025)

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc. Consolidated Statements of Cash Flows - Continued (In thousands)
Cash flows from financing activities
Net change in time certificates of deposit	$769,132	$(169,971)
Net change in other deposits	(92,313)	466,653
Net change in FHLB advances	40,000	(125,000)
Proceeds from exercise of options	48	53
Issuance of subordinated debt	34,352	34,418
Retirement of subordinated debt	—	(25,500)
Dividends paid on common stock	(6,189)	(5,025)
Repurchase of common stock	(5,540)	(5,077)
Net cash provided by financing activities	739,490	170,551
Net increase (decrease) in cash and cash equivalents	10,997	(64,916)
Cash and cash equivalents:
Beginning of year	344,682	409,598
End of period	$355,679	$344,682
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$17,786	$14,006
Income taxes	11,521	5,091
Noncash investing and financing activities
Loans transferred to other real estate owned	$—	$—
Premises and equipment transferred to held for sale	—	—
Net change in unrealized losses or gains on available-for-sale securities	(10,817)	(1,404)
Net change in unrealized losses or gains on interest rate swaps	21,598	10,415
Establishment of right-of-use-asset and lease liability	—	11,884
Transfer of Loans from held for-investment to held-for-sale	57,558	20,626
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
The Bank is a Connecticut state chartered commercial bank, founded in 2002, whose deposits are insured under the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank provides a wide range of services to clients in our market, an area encompassing approximately a 100 mile radius around our branch network. In addition, the Bank pursues certain types of commercial lending opportunities outside our market, particularly where we have strong relationships. The Bank operates branches in New Canaan, Stamford, Fairfield, Westport, Darien, Norwalk, and Hamden, Connecticut.
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

Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition are considered performing upon acquisition, regardless of whether the client is contractually delinquent, if the Company can reasonably estimate the timing and amount of the expected cash flows on such loans and if the Company expects to fully collect the new carrying value of the loans. As such, the Company may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable yield. The Company has determined that it can reasonably estimate future cash flows on the Company’s current portfolio of acquired loans that are past due 90 days or more, and on which the Company is accruing interest and the Company expects to fully collect the carrying value of the loans.
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
In the ordinary course of business there is inherent uncertainty in quantifying the Company’s income tax positions. Income tax positions and recorded tax benefits assessed for all years are subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have determined the amount of the tax benefit to be recognized by estimating the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company has $500 thousand and $265 thousand of liabilities for uncertain tax positions at December 31, 2022 and 2021, respectively. Where applicable, associated interest and penalties have also been recognized. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.
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

Comprehensive Income
Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives accounted for as cash flow hedges. The Company’s total comprehensive income or loss for the years ended December 31, 2022 and 2021 is reported in the Consolidated Statements of Comprehensive Income.
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at either December 31, 2022 or December 31, 2021. The estimated fair value amounts have been measured as of the respective period-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.
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
The Company also has derivatives not designated as hedges. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain loan clients. The Company executes interest rate swaps with commercial banking clients to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client derivatives and the offsetting derivatives are recognized directly in earnings.
Related Party Transactions
Directors and officers of the Company and their affiliates have been clients of and have had transactions with the Company, and it is expected that such persons will continue to have such transactions in the future. Management believes that all deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other clients who are not directors or officers. In the opinion of management, the transactions with related parties did not involve more than normal risks of collectability, nor favored treatment or terms, nor present other unfavorable features. Note 22 contains details regarding related party transactions.

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
Recently issued accounting pronouncements not yet adopted
ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments.” This ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward looking “expected loss” model that will replace today’s “incurred loss” model and can result in the earlier recognition of credit losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. On July 17, 2019, the FASB proposed deferring the effective date of ASC 326 for smaller reporting companies as defined by the SEC. The FASB proposed a three year deferral for smaller reporting companies, with an effective date of January 1, 2023. On October 16, 2019, the FASB voted in favor of finalizing its proposal to defer the effective date of this standard. The FASB issued ASU No. 2019-10, which officially delayed the adoption of this standard for smaller reporting companies until fiscal years beginning after December 15, 2022. The Company does qualify to defer the adoption of this standard and has not yet adopted this standard. On January 1, 2023, the Company adopted Topic 326. Upon adoption of CECL, the Company will record a one-time cumulative effect, pre-tax adjustment in the range of $4.6 million to $5.6 million to the allowance for loan losses and a corresponding net of tax adjustment to beginning retained earnings. The Company will also record a one-time cumulative effect, pre-tax adjustment in the range of $1.1 million to $1.4 million to the reserve for unfunded commitments (which is reflected in Accrued expenses and other liabilities on the Consolidated Balance Sheets) and a corresponding net of tax adjustment to beginning retained earnings. These impacts will be reflected in the Company's first quarter 2023 financial statements. The future impact of CECL on the Company’s allowance for credit losses and provision expense subsequent to the initial adoption will depend on refinements to key assumptions including forecasting and qualitative factors, as well as changes in the loan portfolio and economic conditions. The Company measured its allowance under its current incurred loan loss model as of December 31, 2022. In addition, the Company also evaluated its Held to maturity investment securities and Available for sale investment securities upon the adoption of the standard on January 1, 2023. The Held to maturity investment securities are related to housing authority bonds in the towns of New Canaan and Stamford, CT. The Company determined these housing authority bonds have a remote risk of loss based on the historical performance of housing authority bonds and the strong credit ratings of both the towns of New Canaan and Stamford, CT. The Available for sale securities consist of government backed U.S. Treasuries, Mortgage-Backed Securities, and Corporate Securities. The U.S. Treasuries and Mortgage-Backed Securities are guaranteed by the U.S. Government and have a zero risk of loss. The Corporate Securities include highly rated investment grade credits with minimal default risk. As such, Management has concluded that no allowance for expected credit losses is required for the Held to maturity investment securities or the Available for sale investment securities upon adoption of the standard on January 1, 2023.

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
ASU No. 2022-06, Reference Rate Reform (Topic 848): “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The objective of the guidance in Topic 848 is to provide temporary relief during the transition period. The Board included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (LIBOR) would cease being published. At the time that Update 2020-04 was issued, the UK Financial Conduct Authority (FCA) had established its intent that it would no longer be necessary to persuade, or compel, banks to submit to LIBOR after December 31, 2021. As a result, the sunset provision was set for December 31, 2022 (12 months after the expected cessation date of all currencies and tenors of LIBOR). In March 2021, the FCA announced that the intended cessation date of the overnight 1, 3, 6, and 12 month tenors of USD LIBOR would be June 30, 2023, which is beyond the current sunset date of Topic 848. As the current relief in Topic 848 may not cover a period of time during which a significant number of modifications may take place, the amendments in this Update defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.
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

2.    Shareholders’ Equity
Common Stock
The Company has 10,000,000 shares authorized and 7,730,699 shares issued and outstanding at December 31, 2022 and 10,000,000 shares authorized and 7,803,166 shares issued and outstanding at December 31, 2021. The Company's stock is traded on the NASDAQ stock market under the ticker symbol BWFG.
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

Issuer Purchases of Equity Securities
On December 19, 2018, the Company's Board of Directors authorized a share repurchase program of up to 400,000 shares of the Company's Common Stock. On October 27, 2021, the Company's Board of Directors authorized the repurchase of an additional 200,000 shares under its existing share repurchase program. The Company intends to accomplish the share repurchases through open market transactions, though the Company could accomplish repurchases through other means, such as privately negotiated transactions. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The share repurchase plan does not obligate the Company to acquire any particular amount of Common Stock, and it may be modified or suspended at any time at the Company's discretion. During the year ended December 31, 2022, the Company purchased 166,375 shares of its Common Stock at a weighted average price of $33.30 per share. During the year ended December 31, 2021, the Company purchased 190,770 shares of its Common Stock at a weighted average price of $26.62 per share.

3.    Goodwill and other intangible assets
Information on goodwill for the years ended December 31, 2022 and 2021 is as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
	(In thousands)
Balance, beginning of the period	$2,589	$2,589
Impairment	—	—
Balance, end of the period	$2,589	$2,589
The Company tests for goodwill impairment annually as of June 30th. No impairment was required to be recorded on goodwill in 2022 or 2021.
The table below provides information regarding the carrying amounts and accumulated amortization of amortized intangible assets as of the dates set forth below. The intangible asset was fully amortized as of December 31, 2022.

	Gross Intangible Asset	Accumulated Amortization	Net Intangible Asset
	(In thousands)
December 31, 2022
Core deposit intangible	$—	$—	$—
December 31, 2021
Core deposit intangible	$1,029	$1,029	$—
Amortization expense related to the core deposit intangible totaled $0.1 million for the year ended December 31, 2021. There were no amortization expenses related to core deposit intangibles for the year ended December 31, 2022.

4.    Investment Securities
The amortized cost, gross unrealized gains and losses and fair values of available for sale and held to maturity securities segregated by contractual maturity at December 31, 2022 were as follows:

	December 31, 2022
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Due from one through five years	$55,262	$—	$(3,773)	$51,489
Due from five through ten years	31,527	—	(2,165)	29,362
Due after ten years	8,563	—	(989)	7,574
Total U.S. Government and agency obligations	95,352	—	(6,927)	88,425

Corporate bonds
Due from five through ten years	15,500	—	(1,506)	13,994
Due after ten years	1,500	—	(256)	1,244
Total Corporate bonds	17,000	—	(1,762)	15,238

Total available for sale securities	$112,352	$—	$(8,689)	$103,663

Held to maturity securities:
State agency and municipal obligations
Due after ten years	$15,947	$315	$(864)	$15,398

Government-sponsored mortgage backed securities
No contractual maturity	36	1	—	37
Total held to maturity securities	$15,983	$316	$(864)	$15,435

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
There were no sales of investment securities during the years ended December 31, 2022 or December 31, 2021.
At December 31, 2022 and December 31, 2021, none of the Company's securities were pledged as collateral with the Federal Home Loan Bank ("FHLB") or any other institution.
As of December 31, 2022, the actual duration of the Company's available for sale securities were significantly shorter than the notional maturities.
At December 31, 2022, the Company held marketable equity securities with a fair value of $2.0 million and an amortized cost of $2.1 million. At December 31, 2021, the Company held marketable equity securities with a fair value of $2.2 million and an amortized cost of $2.1 million. These securities represent an investment in mutual funds that have a primary objective to make investments for CRA purposes.
There were thirty-six investment securities as of December 31, 2022, in which the fair value of the security was less than the amortized cost of the security. There were seven such investment securities as of December 31, 2021.

The following table provides information regarding investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2022:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)
December 31, 2022
U.S. Government and agency obligations	$55,443	$(3,027)	3.17%	$32,982	$(3,900)	4.09%	$88,425	$(6,927)	7.26%
Corporate bonds	8,838	(1,162)	6.84%	6,400	(600)	3.50%	15,238	(1,762)	10.34%
State agency and municipal obligations	6,388	(85)	0.77%	3,807	(779)	7.05%	10,195	(864)	7.82%
Total investment securities	$70,669	$(4,274)	3.46%	$43,189	$(5,279)	4.28%	$113,858	$(9,553)	7.74%
December 31, 2021
U.S. Government and agency obligations	$28,121	$(239)	0.84%	$—	$—	—%	$28,121	$(239)	0.84%
Corporate bonds	2,990	(10)	0.35%	—	—	—%	2,990	(10)	4.44%
State agency and municipal obligations	4,443	(206)	4.44%	—	—	—%	4,443	(206)	0.35%
Total investment securities	$35,554	$(455)	1.27%	$—	$—	—%	$35,554	$(455)	1.27%

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
The Company has the intent and ability to retain its investment securities in an unrealized loss position at December 31, 2022 until the decline in value has recovered or the security has matured.

5.    Loans Receivable and Allowance for Loan Losses
The following table sets forth a summary of the loan portfolio at December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
	(In thousands)
Real estate loans:
Residential	$60,588	$79,987
Commercial	1,921,252	1,356,709
Construction	155,198	98,341
	2,137,038	1,535,037
Commercial business(1)	520,447	350,975
Consumer	17,963	8,869
Total loans	2,675,448	1,894,881
Allowance for loan losses	(22,431)	(16,902)
Deferred loan origination fees, net	(6,633)	(2,812)
Loans receivable, net	$2,646,384	$1,875,167
(1) The December 31, 2022 and December 31, 2021 balances include $33 thousand and $0.2 million, respectively, of Paycheck Protection Program ("PPP") loans made under the CARES Act.
Lending activities consist of commercial real estate loans, commercial business loans and, to a lesser degree, a variety of consumer loans. Loans may also be granted for the construction of commercial properties. The majority of commercial mortgage loans are collateralized by first or second mortgages on real estate.
Risk management
The Company has established credit policies applicable to each type of lending activity in which it engages. The Company evaluates the creditworthiness of each client and extends credit of up to 80% of the market value of the collateral, depending on the borrower's creditworthiness and the type of collateral. The borrower’s ability to service the debt is monitored on an ongoing basis. Real estate is the primary form of collateral. Other important forms of collateral are business assets, time deposits and marketable securities. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment for commercial loans, to be based on the borrower’s ability to generate continuing cash flows. In the fourth quarter of 2017 management made the strategic decision to no longer originate residential mortgage loans. Commencing with third quarter of 2019, the Company no longer offers home equity loans or lines of credit. The Company’s policy for residential lending generally required that the amount of the loan may not exceed 80% of the original appraised value of the property. In certain situations, the amount may have exceeded 80% LTV either with private mortgage insurance being required for that portion of the residential loan in excess of 80% of the appraised value of the property or where secondary financing is provided by a housing authority program second mortgage, a community’s low/moderate income housing program, or a religious or civic organization.
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
Allowance for loan losses
The following tables set forth the activity in the Company’s allowance for loan losses for the years ended December 31, 2022 and December 31, 2021, by portfolio segment:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
For the Year Ended December 31, 2022
Beginning balance	$504	$12,751	$4	$3,590	$53	$16,902
Charge-offs	—	—	—	—	(22)	(22)
Recoveries	—	76	—	34	4	114
(Credits) provisions	(341)	2,770	307	2,590	111	5,437
Ending balance	$163	$15,597	$311	$6,214	$146	$22,431

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
For the Year Ended December 31, 2021
Beginning balance	$610	$16,425	$221	$3,753	$—	$21,009
Charge-offs	—	(3,977)	—	(77)	(39)	(4,093)
Recoveries	—	—	—	30	13	43
(Credits) provisions	(106)	303	(217)	(116)	79	(57)
Ending balance	$504	$12,751	$4	$3,590	$53	$16,902

Loans evaluated for impairment and the related allowance for loan losses as of December 31, 2022 and December 31, 2021 were as follows:

	Portfolio	Allowance
	(In thousands)
December 31, 2022
Loans individually evaluated for impairment:
Residential real estate	$3,846	$—
Commercial real estate	25,292	754
Construction	9,382	—
Commercial business	4,310	147
Subtotal	42,830	901
Loans collectively evaluated for impairment:
Residential real estate	56,742	163
Commercial real estate	1,895,960	14,843
Construction	145,816	311
Commercial business	516,137	6,067
Consumer	17,963	146
Subtotal	2,632,618	21,530
Total	$2,675,448	$22,431

	Portfolio	Allowance
	(In thousands)
December 31, 2021
Loans individually evaluated for impairment:
Residential real estate	$4,150	$261
Commercial real estate	29,666	2,520
Construction	8,997	—
Commercial business	4,368	87
Subtotal	47,181	2,868
Loans collectively evaluated for impairment:
Residential real estate	75,837	243
Commercial real estate	1,327,043	10,231
Construction	89,344	4
Commercial business	346,607	3,503
Consumer	8,869	53
Subtotal	1,847,700	14,034
Total	$1,894,881	$16,902
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
Risk ratings are assigned as necessary to differentiate risk within the portfolio. They are reviewed on an ongoing basis through the annual loan review process performed by Company employees, normal renewal activity and the quarterly Watch List and watched asset report process. They are revised to reflect changes in the borrower's financial condition and outlook, debt service coverage capability, repayment performance, collateral value and coverage as well as other considerations. In addition to internal review at multiple points, outsourced loan review opines on risk ratings with regard to the sample of loans their review covers.
The following tables present credit risk ratings by loan segment as of December 31, 2022 and December 31, 2021:

	Commercial Credit Quality Indicators
	December 31, 2022				December 31, 2021
	Commercial Real Estate	Construction	Commercial Business	Total	Commercial Real Estate	Construction	Commercial Business	Total
	(In thousands)
Pass	$1,895,492	$145,816	$516,136	$2,557,444	$1,307,992	$89,344	$345,153	$1,742,489
Special mention	468	—	—	468	19,051	—	1,454	20,505
Substandard	25,224	9,382	4,095	38,701	29,255	8,997	2,847	41,099
Doubtful	68	—	216	284	411	—	1,521	1,932
Loss	—	—	—	—	—	—	—	—
Total loans	$1,921,252	$155,198	$520,447	$2,596,897	$1,356,709	$98,341	$350,975	$1,806,025

	Residential and Consumer Credit Quality Indicators
	December 31, 2022			December 31, 2021
	Residential Real Estate	Consumer	Total	Residential Real Estate	Consumer	Total
	(In thousands)
Pass	$56,597	$17,963	$74,560	$75,692	$8,869	$84,561
Special mention	145	—	145	145	—	145
Substandard	3,846	—	3,846	3,975	—	3,975
Doubtful	—	—	—	175	—	175
Loss	—	—	—	—	—	—
Total loans	$60,588	$17,963	$78,551	$79,987	$8,869	$88,856

Loan portfolio aging analysis
When a loan is 15 days past due, the Company sends the borrower a late notice. The Company attempts to contact the borrower by phone if the delinquency is not corrected promptly after the notice has been sent. When the loan is 30 days past due, the Company mails the borrower a letter reminding the borrower of the delinquency, and attempts to contact the borrower personally to determine the reason for the delinquency and ensure the borrower understands the terms of the loan. If necessary, after the 90th day of delinquency, the Company may take other appropriate legal action. A summary report of all loans 30 days or more past due is provided to the Board of Directors of the Company periodically. Loans greater than 90 days past due are generally put on nonaccrual status. A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt. A loan is considered to be no longer delinquent when timely payments are made for a period of at least six months (one year for loans providing for quarterly or semi-annual payments) by the borrower in accordance with the contractual terms. Loans that are granted payment deferrals under the CARES Act are not required to be reported as past due or placed on non-accrual status if the criteria under section 4013 of the CARES Act are met. As of December 31, 2022, no loans remained on active deferral under the CARES Act.
The following tables set forth certain information with respect to the Company's loan portfolio delinquencies by portfolio segment as of December 31, 2022 and December 31, 2021:

	December 31, 2022
	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$1,969	$—	$171	$2,140	$58,448	$60,588
Commercial real estate	66	—	2,540	2,606	1,918,646	1,921,252
Construction	—	—	9,382	9,382	145,816	155,198
Commercial business	23	—	1,910	1,933	518,514	520,447
Consumer	—	—	—	—	17,963	17,963
Total loans	$2,058	$—	$14,003	$16,061	$2,659,387	$2,675,448

	December 31, 2021
	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$873	$—	$878	$1,751	$78,236	$79,987
Commercial real estate	2,186	10,500	4,244	16,930	1,339,779	1,356,709
Construction	—	—	8,997	8,997	89,344	98,341
Commercial business	1,995	1,483	1,469	4,947	346,028	350,975
Consumer	—	3	—	3	8,866	8,869
Total loans	$5,054	$11,986	$15,588	$32,628	$1,862,253	$1,894,881
There were no loans delinquent greater than 90 days and still accruing interest as of December 31, 2022. There were two loans, totaling $1.1 million, loans delinquent greater than 90 days and still accruing interest as of December 31, 2021. The delinquencies for these particular loans was a result of an administrative delay.
Loans on nonaccrual status
The following is a summary of nonaccrual loans by portfolio segment as of December 31, 2022 and December 31, 2021:

	December 31,
	2022	2021
	(In thousands)
Residential real estate	$2,152	$2,380
Commercial real estate	2,781	3,482
Commercial business	2,126	1,728
Construction	9,382	8,997
Total	$16,441	$16,587
Interest income on loans that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the years ended December 31, 2022 and 2021 was $0.8 million and $0.9 million, respectively. There was no and $62 thousand interest income recognized on these loans for the year ended December 31, 2022 and 2021, respectively.
At December 31, 2022 and December 31, 2021, there were no commitments to lend additional funds to borrowers on nonaccrual status. Nonaccrual loans with no specific reserve totaled $14.7 million and $14.2 million at December 31, 2022 and December 31, 2021, respectively.

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
The following tables summarize impaired loans by portfolio segment and the related average carrying amount and interest income recognized as of December 31, 2022 and December 31, 2021:

	As of and for the Year Ended December 31, 2022
	Carrying Amount	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$3,846	$4,104	$—	$3,921	$64
Commercial real estate	2,782	3,108	—	2,929	—
Construction	9,382	9,382	—	9,293	—
Commercial business	2,551	2,793	—	2,684	96
Total impaired loans without a valuation allowance	18,561	19,387	—	18,827	160
Impaired loans with a valuation allowance:
Residential real estate	—	—	—	—	—
Commercial real estate	22,511	22,511	754	22,573	576
Commercial business	1,758	1,758	147	653	—
Total impaired loans with a valuation allowance	24,269	24,269	901	23,226	576
Total impaired loans	$42,830	$43,656	$901	$42,053	$736

	As of and for the Year Ended December 31, 2021
	Carrying Amount	Unpaid Principal Balance	Associated Allowance	Average Carrying Amount	Interest Income Recognized
	(In thousands)
Impaired loans without a valuation allowance:
Residential real estate	$1,851	$2,038	$—	$1,885	$—
Commercial real estate	8,338	8,698	—	8,367	509
Construction	8,997	8,997	—	8,997	—
Commercial business	1,938	2,582	—	2,002	25
Total impaired loans without a valuation allowance	21,124	22,315	—	21,251	534
Impaired loans with a valuation allowance:
Residential real estate	2,299	2,304	261	2,337	65
Commercial real estate	21,328	21,367	2,520	22,139	552
Commercial business	2,430	2,429	87	2,719	93
Total impaired loans with a valuation allowance	26,057	26,100	2,868	27,195	710
Total impaired loans	$47,181	$48,415	$2,868	$48,446	$1,244

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
Loans classified as TDRs totaled $22.2 million at December 31, 2022 and $25.8 million at December 31, 2021. The following table provides information on loans that were modified as TDRs during the periods presented:

			Outstanding Recorded Investment
	Number of Loans		Pre-Modification		Post-Modification
	2022	2021	2022	2021	2022	2021
	(Dollars in thousands)
Years ended December 31,
Commercial real estate	1	2	$703	$13,534	$703	$13,570
Residential real estate	—	2	—	764	—	764
Commercial business	—	1	—	2,567	—	2,655
Total	1	5	$703	$16,865	$703	$16,989

At December 31, 2022 and December 31, 2021, there were seven nonaccrual loans identified as TDRs totaling $2.5 million and five nonaccrual loans identified as TDRs totaling $2.0 million, respectively.
There were no loans modified in a troubled debt restructuring that re-defaulted during the year ended December 31, 2022 or December 31, 2021.
The following table provides information on how loans were modified as a TDR for the years ended December 31, 2022 and December 31, 2021.

	December 31,
	2022	2021
	(In thousands)
Rate concession	$—	$3,168
Maturity, rate and payment concession	—	13,057
Payment concession	703	764
Total	$703	$16,989

6. Premises and Equipment
At December 31, 2022 and December 31, 2021, premises and equipment consisted of the following:

	December 31,
	2022	2021
	(In thousands)
Land	$850	$850
Building	4,609	2,734
Right-of-use asset	12,832	14,389
Leasehold improvements	6,935	7,133
Furniture and fixtures	2,837	2,517
Equipment and software	6,590	3,700
Automobiles	—	67
Premises and equipment, gross	34,653	31,390
Accumulated depreciation and amortization	(7,454)	(5,802)
Premises and equipment, net	$27,199	$25,588
For the years ended December 31, 2022 and December 31, 2021, depreciation and amortization expense related to premises and equipment totaled $3.4 million and $3.6 million, respectively. For the years ended December 31, 2022 and December 31, 2021, depreciation and amortization expense includes amortization of the right-of-use-asset, totaling $1.5 million and $1.6 million, respectively.

7.    Leases
As of December 31, 2022, the Company leases real estate for eight branch offices under various operating lease agreements. The branch leases have maturities ranging from 2023 to 2031, some of which include options to extend the lease term. The Company is not reasonably certain to exercise these renewal options, and as a result, these optional periods are not included in determining the lease term. The weighted average remaining life of the lease term for these leases was 6.6 years as of December 31, 2022. In addition, the Company’s new headquarter building (included in premises and equipment) has a remaining lease life of 8.8 years as of December 31, 2022. The lease commencement date was March 15, 2021 for the Company's new headquarter building.

The Company utilized a weighted average discount rate of 5.4% in determining the lease liability for its branch locations and a discount rate of 4.5% for its headquarter building.

The total fixed operating lease costs were $2.5 million and $3.0 million for the years ended December 31, 2022 and December 31, 2021, respectively. The total variable operating lease costs were $0.1 million for each of the years ended December 31, 2022 and December 31, 2021. The right-of-use-asset, included in premises and equipment, net was $12.8 million as of December 31, 2022 and the corresponding lease liability, included in accrued expenses and other liabilities was $13.7 million as of December 31, 2022.

Future minimum lease payments as of December 31, 2022 are as follows:

December 31, 2022
(In thousands)
2023	$2,168
2024	2,013
2025	1,991
2026	2,015
2027	2,037
Thereafter	6,421
Total	$16,645

A reconciliation of the undiscounted cash flows in the maturity table above and the lease liability recognized in the consolidated balance sheet as of December 31, 2022, is shown below:

December 31, 2022
(In thousands)
Undiscounted cash flows	$16,645
Discount effect of cash flows	(2,951)
Lease liability	$13,694

8.    Other Assets
The components of other assets as of December 31, 2022 and December 31, 2021 are summarized below:

	December 31, 2022	December 31, 2021
	(In thousands)
Deferred compensation	$2,479	$3,667
Servicing assets, net of valuation allowance	746	818
Derivative assets	12,499	3,628
Collateral posted related to interest rate swaps	—	15,845
Assets held for sale	—	2,268
Other	7,289	6,482
Total Other Assets	$23,013	$32,708

Deferred compensation
The Company has a non-qualified deferred compensation plan for the Board of Directors that allows for the deferral of fees earned related to services rendered for the Company. The deferred compensation balance decreased $1.2 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was primarily driven by participant distributions.
Loan servicing
The Bank sells loans in the secondary market and retains the right to service many of these loans. The Bank earns fees for the servicing provided. Loans serviced for others are not included in the accompanying consolidated balance sheets. The balance of loans serviced for others was $147.5 million and $111.6 million at December 31, 2022 and December 31, 2021, respectively. The risks inherent in servicing assets relate primarily to changes in the timing of prepayments that result from shifts in interest rates. The significant assumptions used in the valuation at December 31, 2022 for servicing assets included a discount rate of 10% and prepayment speed assumptions ranging from 3% to 17%. The significant assumptions used in the valuation at December 31, 2021 for servicing assets included a discount rate of 10% and prepayment speed assumptions ranging from 3% to 17%.
The carrying value of loan servicing rights was $0.7 million and $0.8 million as of December 31, 2022 and December 31, 2021, respectively.

The following table presents the changes in carrying value for loan servicing assets net of allowances:

	December 31, 2022	December 31, 2021
	(In thousands)
Loan servicing rights:
Balance at beginning of year	$818	$628
Servicing rights capitalized	444	457
Servicing rights amortized	(192)	(149)
Servicing rights disposed	(186)	(166)
Change in valuation allowance	(138)	48
Balance at end of year	$746	$818
Included in accrued expenses and other liabilities as of December 31, 2022 and December 31, 2021, respectively, are $23 thousand and $14 thousand for loan servicing liabilities related to loans serviced for others for which the Company does not receive a servicing fee.
Assets held for sale
For the year ended December 31, 2022, the Bank did not have any assets held for sale. For the year ended December 31, 2021, the assets held for sale balance of $2.3 million consists of a former Bank office building. The impairment charge is included in occupancy and equipment expense on the consolidated statements of income. The asset held for sale is included in other assets on the consolidated balance sheets.

9.    Deposits
At December 31, 2022 and December 31, 2021, deposits consisted of the following:

	December 31,
	2022	2021
	(In thousands)
Noninterest bearing demand deposit accounts	$404,559	$398,956
Interest bearing accounts:
NOW	104,057	119,479
Money market	913,868	954,674
Savings	151,944	193,631
Time certificates of deposit	1,226,390	457,258
Total interest bearing accounts	2,396,259	1,725,042
Total deposits	$2,800,818	$2,123,998

Maturities of time certificates of deposit as of December 31, 2022 and December 31, 2021 are summarized below:

	December 31,
	2022	2021
	(In thousands)
2022	$—	$167,147
2023	1,084,321	179,520
2024	135,965	110,449
2025	5,927	33
2026	109	109
2027	68	—
Total	$1,226,390	$457,258
The aggregate amount of individual certificate accounts, including brokered deposits with balances of $250,000 or more, were approximately $1,047.8 million and $305.7 million at December 31, 2022 and December 31, 2021, respectively.

Brokered certificate of deposits totaled $976.5 million and $249.4 million at December 31, 2022 and December 31, 2021, respectively. There were no certificates of deposits from national listing services at December 31, 2022 or December 31, 2021. Brokered money market accounts totaled $50.1 million and $104.0 million at December 31, 2022 and 2021, respectively.
The following table summarizes interest expense by account type for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
	(In thousands)
NOW	$203	$198
Money market	8,830	4,042
Savings	1,259	413
Time certificates of deposit	9,072	5,790
Total interest expense on deposits	$19,364	$10,443

10.    Federal Home Loan Bank Advances and Other Borrowings
The following is a summary of FHLB advances with maturity dates and weighted average rates at December 31, 2022 and December 31, 2021:

	December 31,
	December 31, 2022		December 31, 2021
	Amount Due	Weighted Average Rate(1)	Amount Due	Weighted Average Rate(1)
	(Dollars in thousands)
Year of Maturity:
2022	$—	—%	$50,000	1.81%
2023	90,000	2.29	—	—
Total advances	$90,000	2.29%	$50,000	1.81%
(1) $50 million of the Company's FHLB borrowings are subject to longer term interest rate swap agreements and the weighted average rate reflects the "all-in" swap rate under these long term interest rate swap agreements.
$50 million of the above mentioned FHLB advances as of December 31, 2022 were subject to interest rate swap transactions and $50.0 million of the above mentioned FHLB advances as of December 31, 2021 were subject to interest rate swap transactions, see Note 18.
Interest expense on FHLB advances totaled $1.7 million and $1.4 million for the years ended December 31, 2022 and December 31, 2021, respectively.
The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At December 31, 2022, the Company had pledged eligible loans with a book value of $941.9 million as collateral to support borrowing capacity at the FHLB of Boston. As of December 31, 2022, the Company has immediate availability to borrow an additional $402.2 million based on qualified collateral.
At December 31, 2022, the Bank had a secured borrowing line with the FRB, a letter of credit with the FHLB, and unsecured lines of credit with Atlantic Community Bankers Bank, Zions Bank and Texas Capital Bank. The total borrowing line, letter, or line of credit and the amount outstanding at December 31, 2022 is summarized below:

	December 31, 2022
	Total Letter or Line of Credit	Total Outstanding
	(In thousands)
FRB	$731,157	$—
FHLB	402,152	96,000
Atlantic Community Bankers Bank	12,000	—
Zions Bank	45,000	—
Texas Capital Bank	10,000	—
Total	$1,200,309	$96,000

Federal Home Loan Bank Stock
As a member of the FHLB, the Bank is required to maintain investments in their capital stock. The Bank owned 52,158 shares and 28,140 shares at December 31, 2022 and December 31, 2021, respectively. There is no ready market or quoted market values for the stock and as such is classified as restricted stock. The shares have a par value of $100 and are carried on the consolidated balance sheets at cost, and evaluated for impairment, as the stock is only redeemable at par subject to the redemption practices of the FHLB.
The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted; (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance; (c) the impact of legislative and regulatory changes on the client base of the FHLB; and (d) the liquidity position of the FHLB.

Management evaluated the stock and concluded that the stock was not impaired as of December 31, 2022 or December 31, 2021.

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
The 2022 Notes bear interest at a fixed rate of 6.0% per year, from and including August 19, 2022 to, but excluding, September 1, 2027. From and including September 1, 2027 to, but excluding the maturity date or early redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term SOFR plus 326 basis points. The 2022 Notes have a stated maturity of September 1, 2032 and are non-callable for five years. The Company may redeem the 2022 Notes, in whole or in part, at its option, on the fifth anniversary of the issue date or on any interest payment date thereafter. Any redemption by the Company would be at a redemption price equal to 100% of the principal amount of the 2022 Notes being redeemed, together with any accrued and unpaid interest on the 2022 Notes being redeemed to but excluding the date of redemption. The 2022 Notes are not subject to redemption at the option of the holder. The 2022 Notes have been structured to qualify for the Company as Tier 2 capital under regulatory guidelines.
The Company incurred certain costs associated with the issuance of its subordinated debt. The Company capitalized these costs and they have been presented within subordinated debentures on the consolidated balance sheets. At December 31, 2022 and 2021, unamortized debt issuance costs were $1.0 million and $0.6 million, respectively. Debt issuance costs amortize over the expected life of the related debt. For the years ended December 31, 2022 and 2021 the amortization expense for debt issuance costs were $0.2 million and $0.3 million, respectively, and were recognized as an increase to interest expense on borrowings within the consolidated statements of income.
The Company recognized $1.9 million and $1.2 million in interest expense related to its subordinated debt for the years ended December 31, 2022 and 2021, respectively.

12.    Commitments and Contingencies
Leases
As of December 31, 2022, the Company leases real estate for eight branch offices under various operating lease agreements. The branch leases have maturities ranging from 2023 to 2031, some of which include options to extend the lease term. Reference Note 7 for further detail.
Legal Matters
The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.
Off-balance Sheet Instruments
In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its clients. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements. The contractual amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the clients default, and the value of any existing collateral becomes worthless. Management uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments and evaluates each client’s creditworthiness on a case-by-case basis. Management believes that they control the credit risk of these financial instruments through credit approvals, credit limits, monitoring procedures and the receipt of collateral as deemed necessary.
Financial instruments whose contract amounts represented credit risk at December 31, 2022 and December 31, 2021 were as follows:

	December 31,
	2022	2021
	(In thousands)
Commitments to extend credit:
Loan commitments	$376,512	$266,915
Undisbursed construction loans	180,768	125,700
Unused home equity lines of credit	3,684	4,254
	$560,964	$396,869

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract or certain milestones in the case of construction loans or otherwise required collateral under borrowing base limits are met. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies, but may include residential and commercial property, deposits and securities.

These commitments subject the Company to potential exposure in excess of amounts recorded in the financial statements, and therefore, management maintains a specific reserve for unfunded credit commitments. This reserve is reported as a component of accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. The reserve for unfunded commitments totaled $80 thousand at December 31, 2022 and $170 thousand at December 31, 2021.
As of December 31, 2022, the Bank had a remaining capital commitment of $4.8 million to three Small Business Investment Companies ("SBIC"). One of these lending funds represents a related party business entity associated with one of the Company's Directors. Contributions to these funds represent an equity investment for the Company.

13.    Income Taxes
The components of income tax expense for the years ended December 31, 2022 and December 31, 2021 consisted of:

	December 31,
	2022	2021
	(In thousands)
Current provision:
Federal	$10,909	$5,023
State	1,609	553
Total current	12,518	5,576
Deferred (credit) provision:
Federal	(1,644)	1,655
State	(320)	44
Total deferred	(1,964)	1,699

Total income tax expense	$10,554	$7,275

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
A reconciliation of the anticipated income tax expense, computed by applying the statutory federal income tax rate of 21% for the years ended December 31, 2022 and December 31, 2021 to the income before income taxes, to the amount reported in the consolidated statements of income for the years ended December 31, 2022 and December 31, 2021 was as follows:

	December 31,
	2022	2021
	(In thousands)
Income tax expense at statutory federal rate	$10,077	$7,111
State tax expense	1,241	597
Income exempt from tax	(368)	(366)
Stock compensation	(116)	28
Deferred director fees	(84)	(20)
Other items, net	(196)	(75)
Income tax expense	$10,554	$7,275

At December 31, 2022 and December 31, 2021, the components of deferred tax assets and liabilities were as follows:

	December 31,
	2022	2021
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$5,158	$3,829
Net operating loss carryforwards	370	407
Deferred fees	3,165	1,697
Deferred director fees	380	488
Start-up costs	14	41
Unrealized loss on derivatives	—	2,935
Unrealized loss on available for sale securities	1,941	—
Lease liabilities	3,138	3,402
Other	1,186	1,019
Gross deferred tax assets	15,352	13,818
Deferred tax liabilities:
Deferred expenses	1,645	1,066
Servicing rights	49	180
Depreciation	1,400	991
Unrealized gain on derivatives	1,896	—
Unrealized gain on available for sale securities	—	475
Right-of-use-assets	2,940	3,228
Other	—	257
Gross deferred tax liabilities	7,930	6,197
Net deferred tax asset	$7,422	$7,621
A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. Management evaluated its remaining deferred tax assets and believes no valuation allowances were needed at December 31, 2022 or December 31, 2021.
At December 31, 2022, the Company had federal net operating loss carryovers of $1.8 million. The carryovers were transferred to the Company upon the merger with The Wilton Bank. The losses will expire after 2032 and are subject to certain annual limitations which amount to $176 thousand per annum.
Management regularly analyzes their tax positions and at December 31, 2022 management has established a reserve for uncertain tax positions in conjunction with the Company's out of state lending activity. The total reserve for uncertain tax positions totaled $500 thousand as of December 31, 2022. The tax years 2019 and subsequent are subject to examination by federal and state taxing authorities. The statute of limitations has expired on the years before 2019. No examinations are currently in process.
The following table reflects a reconciliation of the beginning and ending balances of the Company’s uncertain tax positions:

	At December 31,
	2022	2021
	(In thousands)
Balance, beginning of year	$265	$394
Net additions (reductions) relating to potential liability with taxing authorities	235	(129)
Balance, end of year	$500	$265

14.    401(K) Profit Sharing Plan
The Company’s employees are eligible to participate in The Bankwell Financial Group, Inc. and its Subsidiaries and Affiliates 401(k) Plan (the “401k Plan”). The 401k Plan covers substantially all employees who are at least 21 years of age. Under the terms of the 401k Plan, participants can contribute up to a certain percentage of their compensation, subject to federal limitations. The Company matches eligible contributions and may make discretionary matching and/or profit sharing contributions. Participants are immediately vested in their contributions and become fully vested in the Company’s contributions after completing five years of service. The Company expensed $311 thousand and $275 thousand related to the 401k Plan during the years ended December 31, 2022 and December 31, 2021, respectively.

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
The following is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	For the Years Ended December 31,
	2022	2021
	(In thousands, except per share data)
Net income	$37,429	$26,586
Dividends to participating securities(1)	(133)	(97)
Undistributed earnings allocated to participating securities(1)	(680)	(412)
Net income for earnings per share calculation	$36,616	$26,077
Weighted average shares outstanding, basic	7,563	7,706
Effect of dilutive equity-based awards(2)	77	56
Weighted average shares outstanding, diluted	7,640	7,762
Net earnings per common share:
Basic earnings per common share	$4.84	$3.38
Diluted earnings per common share	$4.79	$3.36
(1)    Represents dividends paid and undistributed earnings allocated to unvested stock-based awards that contain non-forfeitable rights to dividends.
(2)    Represents the effect of the assumed exercise of stock options and warrants and the vesting of restricted shares, as applicable, utilizing the treasury stock method.

16.    Stock Based Compensation
Equity award plans
The Company has stock options or unvested restricted stock outstanding under three equity award plans, which are collectively referred to as the “Stock Plans.” Any future issuances of equity awards will be made under the 2022 Bankwell Financial Group, Inc. Stock Plan, or the “2022 Plan,” as amended from time-to-time. All equity awards made under the 2022 Plan and prior equity award plans are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of stock options or restricted stock. At December 31, 2022, there were 451,314 shares reserved for future issuance under the 2022 Plan.
Stock options:   The Company accounts for stock options based on the fair value at the date of grant and records an expense over the vesting period of such awards on a straight line basis.
There were no options granted during the years ended December 31, 2022 or December 31, 2021.

A summary of the status of outstanding stock options at December 31, 2022 is presented below:

	December 31, 2022
	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	11,680	$17.37
Exercised	(3,000)	15.95
Options outstanding at end of period	8,680	17.86

Options exercisable at end of period	8,680	17.86
Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date. The total intrinsic value of stock options exercised during the years ended December 31, 2022 and December 31, 2021 was $52.0 thousand and $19.0 thousand, respectively.
The exercise price for the 8,680 options exercisable at December 31, 2022 was $17.86 per share. The weighted average remaining contractual life for these options was 0.4 years at December 31, 2022. At December 31, 2022, as all awarded options have vested, all of the outstanding options are exercisable, and the aggregate intrinsic value of these options was $100 thousand.
Restricted stock:   Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.
The following table presents the activity for restricted stock for the year ended December 31, 2022:

	December 31, 2022
	Number of Shares		Weighted Average Grant Date Fair Value
Unvested at beginning of period	190,359	(1)	$24.57
Granted	114,995	(2)	32.52
Vested	(67,267)	(3)	32.62
Forfeited	(24,087)		31.06
Unvested at end of period	214,000		27.96
(1)    Includes 29,462 shares of performance based restricted stock.
(2)    Includes 29,105 shares of performance based restricted stock.
(3)    Includes 20,198 shares of performance based restricted stock.

The total fair value of restricted stock awards vested during the year ended December 31, 2022 was $2.2 million.
The Company’s restricted stock expense for the years ended December 31, 2022 and December 31, 2021 was $2.4 million and $1.8 million, respectively. At December 31, 2022, there was $4.1 million of unrecognized stock compensation expense for restricted stock, expected to be recognized over a weighted average period of 2.7 years.
Performance based restricted stock:    The Company has 34,369 shares of performance based restricted stock outstanding as of December 31, 2022 pursuant to the Company’s Stock Plans. The awards vest over a three year service period, provided certain performance metrics are met. The share quantity that ultimately vests can range between 0% and 200%, which is dependent on the degree to which the performance metrics are met. The Company records an expense over the vesting period based on (a) the probability that the performance metric will be met and (b) the fair market value of the Company’s stock at the date of the grant.

17.    Comprehensive Income
Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives. The Company's derivative instruments are utilized to manage economic risks, including interest rate risk. Changes in fair value of the Company's derivatives are primarily driven by changes in interest rates and recognized in other comprehensive income. The Company's current derivative positions will cause a decrease to other comprehensive income in a falling interest rate environment and an increase in a rising interest rate environment. The Company’s total comprehensive income or loss for the years ended December 31, 2022 and December 31, 2021 is reported in the Consolidated Statements of Comprehensive Income.
The following tables present the changes in accumulated other comprehensive (loss) income by component, net of tax for the years ended December 31, 2022 and December 31, 2021:

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2021	$1,651	$(10,212)	$(8,561)
Other comprehensive (loss) income before reclassifications, net of tax	(8,401)	16,607	8,206
Amounts reclassified from accumulated other comprehensive income, net of tax	—	166	166
Net other comprehensive (loss) income	(8,401)	16,773	8,372
Balance at December 31, 2022	$(6,750)	$6,561	$(189)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2020	$2,744	$(18,319)	$(15,575)
Other comprehensive income (loss) before reclassifications, net of tax	(1,093)	5,212	4,119
Amounts reclassified from accumulated other comprehensive income, net of tax	—	2,895	2,895
Net other comprehensive income ( loss)	(1,093)	8,107	7,014
Balance at December 31, 2021	$1,651	$(10,212)	$(8,561)

The following table provides information for the items reclassified from accumulated other comprehensive income or loss:

Accumulated Other Comprehensive Income (Loss) Components	For the Years Ended December 31,		Associated Line Item in the Consolidated Statements Of Income
	2022	2021
	(In thousands)
Derivatives:
Unrealized gains (losses) on derivatives	$(215)	$(3,719)	Interest expense on borrowings
Tax benefit	49	824	Income tax expense
Net of tax	$(166)	$(2,895)

18.    Derivative Instruments
The Company manages economic risks, including interest rate, liquidity, and credit risk by managing the amount, sources, and duration of its funding along with the use of interest rate derivative financial instruments, namely interest rate swaps. The Company does not use derivatives for speculative purposes. As of December 31, 2022, the Company was a party to five interest rate swaps, designated as hedging instruments, to add stability to interest expense and to manage its exposure to the variability of the future cash flows attributable to the contractually specified interest rates. The notional amount for each swap is $25 million and in each case, the Company has entered into pay-fixed interest rate swaps to convert rolling 90 days FHLB advances or brokered deposits. The Company terminated two swaps with a total notional amount of $50 million during the year ended December 31, 2022. The underlying debt associated with the terminated swaps was kept in place. The fair value of the terminated swaps totaled $154.7 thousand as of December 31, 2022. The fair value of the terminated swaps will be reclassified from other comprehensive income to interest expense on a straight line basis over the original term of the hedging relationship.

As of December 31, 2022, the Company has four interest rate swaps not designated as hedging instruments, to minimize interest rate risk exposure with loans to clients.
The Company accounts for all non-borrower related interest rate swaps as effective cash flow hedges. None of the interest rate swap agreements contain any credit risk related contingent features. A hedging instrument is expected at inception to be highly effective at offsetting changes in the hedged transactions attributable to the changes in the hedged risk.
Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain loan clients. The Company executes interest rate swaps with commercial banking clients to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client derivatives and the offsetting derivatives are recognized directly in earnings.
Interest rate swaps with a positive fair value are recorded as other assets and interest rate swaps with a negative fair value are recorded as other liabilities on the Consolidated Balance Sheets.
Information about derivative instruments for the years ended December 31, 2022 and December 31, 2021 is as follows:

	As of December 31, 2022
	Derivative Assets			Derivative Liabilities
	Original Notional Amount	Balance Sheet Location	Fair Value	Original Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	$125,000	Other assets	$8,292	$—	Accrued expenses and other liabilities	$—

Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$38,500	Other assets	$4,207	$38,500	Accrued expenses and other liabilities	$(4,207)
(1) Represents interest rate swaps with commercial banking clients, which are offset by derivatives with a third party.

Accrued interest receivable related to interest rate swaps as of December 31, 2022 totaled $0.5 million and is excluded from the fair value presented in the table above. The fair value of interest rate swaps in a net asset position, including accrued interest, totaled $8.8 million as of December 31, 2022.

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
(1) Represents interest rate swaps with commercial banking clients, which are offset by derivatives with a third party.

Accrued interest payable related to interest rate swaps as of December 31, 2021 totaled $0.6 million and is excluded from the fair value presented in the table above. The fair value of interest rate swaps in a net liability position, including accrued interest, totaled $13.7 million as of December 31, 2021.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects to reclassify $4.1 million to interest income during the next 12 months.
The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. The Company does not offset derivative assets and derivative liabilities for financial statement presentation purposes.
Changes in the consolidated statements of comprehensive income (loss) related to interest rate derivatives designated as hedges of cash flows were as follows for the years ended December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
	(In thousands)
Interest rate swaps designated as cash flow hedges:
Unrealized income (loss) recognized in accumulated other comprehensive (loss) income before reclassifications	$21,383	$6,696
Amounts reclassified from accumulated other comprehensive income	215	3,719
Income tax (expense) benefit on items recognized in accumulated other comprehensive (loss) income	(4,825)	(2,308)
Other comprehensive income (loss)	$16,773	$8,107
The above unrealized gains and losses are reflective of market interest rates as of the respective balance sheet dates. Generally, a lower interest rate environment will result in a negative impact to comprehensive income whereas a higher interest rate environment will result in a positive impact to comprehensive income.
The following tables summarize gross and net information about derivative instruments that are offset in the Consolidated Balance Sheets at December 31, 2022 and December 31, 2021:

	December 31, 2022
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets	$13,097	$—	$13,097	$—	$12,771	$326
(1) Includes accrued interest receivable totaling $599 thousand.

	December 31, 2022
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivative Liabilities	$4,258	$—	$4,258	$—	$—	$4,258
(1) Includes no accrued interest.

	December 31, 2021
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets	$3,604	$—	$3,604	$217	$—	$3,387
(1) Includes accrued interest payable totaling $24 thousand

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
The carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments at December 31, 2022 and December 31, 2021 were as follows:

	December 31, 2022
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$344,925	$344,925	$344,925	$—	$—
Federal funds sold	10,754	10,754	10,754	—	—
Marketable equity securities	1,988	1,988	1,988	—	—
Available for sale securities	103,663	103,663	51,489	52,174	—
Held to maturity securities	15,983	15,435	—	37	15,398
Loans receivable, net	2,646,384	2,594,819	—	—	2,594,819
Accrued interest receivable	13,070	13,070	—	13,070	—
FHLB stock	5,216	5,216	—	5,216	—
Servicing asset, net of valuation allowance	746	746	—	—	746
Derivative asset	12,499	12,499	—	12,499	—
Assets held for sale	—	—	—	—	—
Financial liabilities:
Noninterest bearing deposits	$404,559	$404,559	$—	$404,559	$—
NOW and money market	1,017,925	1,017,925	—	1,017,925	—
Savings	151,944	151,944	—	151,944	—
Time deposits	1,226,390	1,214,073	—	—	1,214,073
Accrued interest payable	6,650	6,650	—	6,650	—
Advances from the FHLB	90,000	89,996	—	—	89,996
Subordinated debentures	68,959	62,687	—	—	62,687
Servicing liability	23	23	—	—	23
Derivative liability	(4,207)	(4,207)	—	(4,207)	—

	December 31, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$291,598	$291,598	$291,598	$—	$—
Federal funds sold	53,084	53,084	53,084	—	—
Marketable equity securities	2,168	2,168	2,168	—	—
Available for sale securities	90,198	90,198	25,569	64,629	—
Held to maturity securities	16,043	18,445	—	52	18,393
Loans receivable, net	1,875,167	1,858,661	—	—	1,858,661
Accrued interest receivable	7,512	7,512	—	7,512	—
FHLB stock	2,814	2,814	—	2,814	—
Servicing asset, net of valuation allowance	818	818	—	—	818
Derivative asset	3,628	3,628	—	3,628	—
Assets held for sale	2,268	2,268	—	—	2,268
Financial liabilities:
Noninterest bearing deposits	$398,956	$398,956	$—	$398,956	$—
NOW and money market	1,074,153	1,074,153	—	1,074,153	—
Savings	193,631	193,631	—	193,631	—
Time deposits	457,258	457,759	—	—	457,759
Accrued interest payable	1,234	1,234	—	1,234	—
Advances from the FHLB	50,000	49,996	—	—	49,996
Subordinated debentures	34,441	34,509	—	—	34,509
Servicing liability	14	14	—	—	14
Derivative liability	16,780	16,780	—	16,780	—
The following methods and assumptions were used by management in estimating the fair value of its financial instruments:
Cash and due from banks, federal funds sold, accrued interest receivable and accrued interest payable:   The carrying amount is a reasonable estimate of fair value.
Marketable equity securities, available for sale securities and held to maturity securities:   Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The majority of the available for sale securities are considered to be Level 2 as other observable inputs are utilized, such as quoted prices for similar securities. Level 1 investment securities include investments in a U.S. treasury note and in marketable equity securities for which a quoted price is readily available in the market. Level 3 held to maturity securities represent private placement municipal housing authority bonds for which no quoted market price is available. The fair value for these securities is estimated using a discounted cash flow model, using discount rates ranging from 4.9% to 7.3% as of December 31, 2022 and 3.3% to 4.6% as of December 31, 2021. These securities are CRA eligible investments.
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
Off-balance-sheet instruments:   Loan commitments on which the committed interest rate is less than the current market rate are insignificant at December 31, 2022 and December 31, 2021.

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
Financial instruments measured at fair value on a recurring basis
The following table details the financial instruments carried at fair value on a recurring basis at December 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the years ended December 31, 2022 and December 31, 2021.

	Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2022
Marketable equity securities	$1,988	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	51,489	36,936	—
Corporate bonds	—	15,238	—
Derivative asset	—	12,499	—
Derivative liability	—	(4,207)	—

December 31, 2021
Marketable equity securities	$2,168	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	25,569	49,620	—
Corporate bonds	—	15,009	—
Derivative asset	—	3,628	—
Derivative liability	—	16,780	—
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
Financial instruments measured at fair value on a nonrecurring basis
Certain assets and liabilities are measured at fair value on a non-recurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period as well as assets that are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
The following table details the financial instruments measured at fair value on a nonrecurring basis at December 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2022
Impaired loans	$—	$—	$41,929
Servicing asset, net	—	—	723
Assets held for sale	—	—	—
December 31, 2021
Impaired loans	$—	$—	$44,313
Servicing asset, net	—	—	804
Assets held for sale	—	—	2,268

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at December 31, 2022 and December 31, 2021:

	Fair Value	Valuation Methodology	Unobservable Input	Range
	(Dollars in thousands)
December 31, 2022
Impaired loans	$17,477	Appraisals	Discount to appraised value	6.00%-8.00%
	24,452	Discounted cash flows	Discount rate	3.00–6.75%
	$41,929

Servicing asset, net	$723	Discounted cash flows	Discount rate	10.00%	(1)
			Prepayment rate	3.00-17.00%

December 31, 2021
Impaired loans	$18,548	Appraisals	Discount to appraised value	8.00%
	25,765	Discounted cash flows	Discount rate	3.00–6.75%
	$44,313

Servicing asset, net	$804	Discounted cash flows	Discount rate	10.00%	(2)
			Prepayment rate	3.00-17.00%

Assets held for sale	$2,268	Sale & Income Approach	Adjustment to valuation and cost to sell	N/A
(1) Servicing liabilities totaling $23 thousand were valued using a discount rate of 4.0%.
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
As of December 31, 2022, the Bank and Company met all capital adequacy requirements to which they are subject. There are no conditions or events since then that management believes have changed this conclusion.
The capital amounts and ratios for the Bank and the Company at December 31, 2022 were as follows:

	Actual Capital		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bankwell Bank
December 31, 2022
Common Equity Tier 1 Capital to Risk-Weighted Assets	$294,926	10.28%	$200,785	7.00%	$186,443	6.50%
Total Capital to Risk-Weighted Assets	317,437	11.07%	301,177	10.50%	286,836	10.00%
Tier I Capital to Risk-Weighted Assets	294,926	10.28%	243,810	8.50%	229,469	8.00%
Tier I Capital to Average Assets	294,926	9.88%	119,361	4.00%	149,202	5.00%
Bankwell Financial Group, Inc.
December 31, 2022
Common Equity Tier 1 Capital to Risk-Weighted Assets	$235,672	8.21%	$201,027	7.00%	N/A	N/A
Total Capital to Risk-Weighted Assets	327,142	11.39%	301,540	10.50%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	235,672	8.21%	244,104	8.50%	N/A	N/A
Tier I Capital to Average Assets	235,672	7.89%	119,490	4.00%	N/A	N/A

The capital amounts and ratios for the Bank and Company at December 31, 2021 were as follows:

	Actual Capital		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bankwell Bank
December 31, 2021
Common Equity Tier 1 Capital to Risk-Weighted Assets	$232,106	11.18%	$145,353	7.00%	$134,971	6.50%
Total Capital to Risk-Weighted Assets	249,178	12.00%	218,030	10.50%	207,648	10.00%
Tier I Capital to Risk-Weighted Assets	232,106	11.18%	176,500	8.50%	166,118	8.00%
Tier I Capital to Average Assets	232,106	9.94%	93,392	4.00%	116,740	5.00%
Bankwell Financial Group, Inc.
December 31, 2021
Common Equity Tier 1 Capital to Risk-Weighted Assets	$207,393	9.97%	$145,629	7.00%	N/A	N/A
Total Capital to Risk-Weighted Assets	260,024	12.50%	218,443	10.50%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	207,393	9.97%	176,835	8.50%	N/A	N/A
Tier I Capital to Average Assets	207,393	8.87%	93,534	4.00%	N/A	N/A
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
Reserve requirements on cash
The Bank was not required to maintain a minimum reserve balance in the Federal Reserve Bank (FRB) at December 31, 2022 or December 31, 2021 as the FRB has waived this requirement due to the COVID-19 pandemic.

22.    Related Party Transactions
In the normal course of business, the Company may grant loans to executive officers, directors and members of their immediate families, as defined, and to entities in which these individuals have more than a 10% equity ownership. Such loans are transacted at terms including interest rates, similar to those available to unrelated clients. Changes in loans outstanding to such related parties during the years ending December 31, 2022 and December 31, 2021 were as follows:

	December 31,
	2022	2021
	(In thousands)
Balance, beginning of year	$25,416	$30,592
Additional loans	—	—
Repayments	(25,416)	(5,176)
Balance, end of year	$—	$25,416
Related party deposits aggregated approximately $18.7 million and $53.8 million at December 31, 2022 and December 31, 2021, respectively.
During the years ended December 31, 2022 and December 31, 2021, the Company paid approximately $5 thousand and $13 thousand, respectively, to related parties for services provided to the Company. The payments were primarily for consulting and legal services.
As of December 31, 2022, the Bank had a $1.6 million investment in a SBIC that represents a related party business entity associated with one of the Company's Directors. Contributions to this fund represent an equity investment for the Company.

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
Condensed financial statements of the Parent Company only are as follows:
Condensed Statements of Financial Condition

	At December 31,
	2022	2021
	(In Thousands)
ASSETS
Cash and due from banks	$9,435	$9,520
Investment in subsidiary	297,723	226,700
Deferred income taxes, net	507	332
Other assets	2,783	3,667
Total assets	$310,448	$240,219
LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debentures	$68,958	$34,441
Accrued expenses and other liabilities	3,021	3,791
Shareholders’ equity	238,469	201,987
Total liabilities and shareholders’ equity	$310,448	$240,219
Condensed Statements of Income

	Year Ended December 31,
	2022	2021
	(In Thousands)
Interest income	$37	$27
Dividend income from subsidiary	—	—
Total income	37	27
Expenses	5,258	4,476
Income before equity in undistributed earnings of subsidiaries	(5,221)	(4,449)
Equity in undistributed earnings of subsidiaries	42,650	31,035
Net Income	$37,429	$26,586

Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2022	2021
	(In Thousands)
Cash flows from operating activities
Net income	$37,429	$26,586
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings	(42,650)	(31,035)
Decrease (increase) decrease in other assets	884	(1,142)
Increase in deferred income taxes, net	(175)	(127)
(Decrease) increase in other liabilities	(770)	1,487
Stock-based compensation	2,362	1,834
Amortization of debt issuance costs	164	265
Net cash used in operating activities	(2,756)	(2,132)
Cash flows from investing activities
Decrease in premises and equipment, net	—	3
Net cash provided by investing activities	—	3
Cash flows from financing activities
Issuance of subordinated debt	34,352	34,418
Retirement of subordinated debt	—	(25,500)
Proceeds from exercise of options	48	53
Dividends paid on common stock	(6,189)	(5,025)
Repurchase of common stock	(5,540)	(5,077)
Capital contribution to Bank	(20,000)	(10,000)
Net cash provided by (used in) financing activities	2,671	(11,131)
Net decrease in cash and cash equivalents	(85)	(13,260)
Cash and cash equivalents:
Beginning of year	9,520	22,780
End of year	$9,435	$9,520
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	—	—
Income taxes	—	—
24. Subsequent Events

The Company's Board of Directors declared a $0.20 per share cash dividend, payable February 23, 2023 to shareholders of record on February 13, 2023.
Effective March 1, 2023, the Bank received final regulatory approval to proceed with the opening of a retail branch located at 300 Atlantic Street, Stamford, CT. This branch will replace the 612 Bedford Street, Stamford, CT location, which is scheduled to close in April 2023.

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
Internal Control over Financial Reporting
Bankwell’s management has issued a report on its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. As of December 31, 2022, senior management concluded that Bankwell maintained effective internal control over financial reporting.
There were no changes made in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The report of the Company's management follows.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on management’s assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
In accordance with the rules and regulations of the SEC, management’s report on the design and effectiveness of Bankwell’s system of internal control over financial reporting is not subject to attestation by Bankwell’s independent registered public accounting firm. The SEC rules and regulations applicable to Bankwell only require a report by management. Accordingly, this annual report filed on Form 10-K for the year ended December 31, 2022 does not include an opinion by Bankwell’s independent registered public accounting firm regarding management’s system of internal control over financial reporting.

Item 9B.    Other Information
None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions That Prevent Inspection

Not Applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2023 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission (the "Commission") no later than April 30, 2023.

Item 11.    Executive Compensation
The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2023 Annual Meeting of Shareholders, to be filed with the Commission no later than April 30, 2023.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2023 Annual Meeting of Shareholders, to be filed with the Commission no later than April 30, 2023.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2023 Annual Meeting of Shareholders, to be filed with the Commission no later than April 30, 2023.

Item 14.    Principal Accountant Fees and Services
The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2023 Annual Meeting of Shareholders, to be filed with the Commission no later than April 30, 2023.

PART IV
Item 15.    Exhibits, Financial Statement Schedules

(A)(1) FINANCIAL STATEMENTS
The following consolidated financial statements of the Company are included in Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - As of December 31, 2022 and 2021
Consolidated Statements of Income - For the years ended December 31, 2022 and 2021
Consolidated Statements of Comprehensive Income (Loss) - For the years ended December 31, 2022 and 2021
Consolidated Statements of Shareholders' Equity - For the years ended December 31, 2022 and 2021
Consolidated Statements of Cash Flows - For the years ended December 31, 2022 and 2021
Notes to Consolidated Financial Statements
(A)(2) FINANCIAL STATEMENT SCHEDULES
Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or the information was contained elsewhere herein.
(A)(3) EXHIBITS
The exhibits listed in the Exhibit Index in this Form 10-K are filed herewith or are incorporated herein by reference to other SEC filings.

Exhibit Index

Number	Description
Exhibit 3.1	Certificate of Incorporation as amended to date (1)
Exhibit 3.2	Amended and Restated Bylaws (1)
Exhibit 4.1	Description of the Registrant's Common Stock(5)
Exhibit 10.1†	Employment Agreement of Christopher R. Gruseke dated June 1, 2016 (3)
Exhibit 10.2†	2002 Bank Management, Director and Founder Stock Option Plan (1)
Exhibit 10.3†	2006 Bank of New Canaan Stock Option Plan (1)
Exhibit 10.4†	2007 Bank of New Canaan Stock Option and Equity Award Plan (1)
Exhibit 10.5†	2011 BNC Financial Group, Inc. Stock Option and Equity Award Plan (1)
Exhibit 10.6†	2012 BNC Financial Group, Inc. Stock Plan (1)
Exhibit 10.7†	Amendment to the 2012 BNC Financial Group, Inc. Stock Plan (1)
Exhibit 10.8†	BNC Financial Group, Inc. and Affiliates Deferred Compensation Plan for Directors, January 23, 2008(1)
Exhibit 10.9†	Employment Agreement of Penko Ivanov (4)
Exhibit 10.10	Form of Director Indemnification Agreement (2)
Exhibit 10.11	Form of Executive Officer Indemnification Agreement (2)
Exhibit 10.12†	Employment Agreement of Christine Chivily (4)
Exhibit 10.13	Agreement dated February 5, 2020 between Lawrence B. Seidman and Bankwell Financial Group, Inc.(5)
Exhibit 10.14	First Amendment to Agreement dated as of July 30, 2022, amending Agreement dated as of February 5, 2020 by and among Bankwell Financial Group, Inc. and Lawrence B. Seidman(7)
Exhibit 10.15†	Employment Agreement of Matthew McNeill (6)
Exhibit 10.16†	2018 Bankwell Financial Group, Inc. Long-Term Incentive Plan (6)
Exhibit 10.17†	2022 Bankwell Financial Group, Inc. Stock Plan (7)
Exhibit 10.18†	Employment Agreement of Courtney E. Sacchetti
Exhibit 21.1	Subsidiaries of the Registrant (1)
Exhibit 23.1	Consent of RSM US LLP
Exhibit 31.1	Certification of Christopher R. Gruseke Pursuant to Rule 13a-14(a)
Exhibit 31.2	Certification of Courtney Sacchetti pursuant to Rule 13a-14(a)
Exhibit 32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Bankwell Financial Group, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2022, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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
(2)    Filed as part of the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed on May 5, 2014.
(3)    Filed as part of the Registrant’s December 31, 2016 Form 10-K.
(4)    Filed as part of the Registrant's June 30, 2018 Form 10-Q.
(5)    Filed as part of the Registrant's December 31, 2019 Form 10-K
(6)    Filed as part of the Registrant's December 31, 2020 Form 10-K
(7)    Filed as an Exhibit to Registrant's June 30, 2022 Form 10-Q.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKWELL FINANCIAL GROUP, INC.
By:	/s/ Christopher R. Gruseke
Christopher R. Gruseke President and Chief Executive Officer
Dated: March 8, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature & Title	Date
/s/ Christopher R. Gruseke	March 8, 2023
Christopher R. Gruseke President, Chief Executive Officer and a Director (principal executive officer)
/s/ Courtney E. Sacchetti	March 8, 2023
Courtney E. Sacchetti Executive Vice President & Chief Financial Officer (principal financial and accounting officer)
/s/ George P. Bauer	March 8, 2023
George P. Bauer Director
/s/ Gail Brathwaite	March 8, 2023
Gail Brathwaite Director
/s/ Richard Castiglioni	March 8, 2023
Richard Castiglioni Director
/s/ Eric J. Dale	March 8, 2023
Eric J. Dale Director
/s/ Darryl Demos	March 8, 2023
Darryl Demos Director
/s/ Blake S. Drexler	March 8, 2023
Blake S. Drexler Director
/s/ James M. Garnett	March 8, 2023
James M. Garnett Director
/s/ Todd Lampert	March 8, 2023
Todd Lampert Director
/s/ Victor S. Liss	March 8, 2023
Victor S. Liss Director
/s/ Carl M. Porto	March 8, 2023
Carl M. Porto Director
/s/ Lawrence B. Seidman	March 8, 2023
Lawrence B. Seidman Director