Form 10-Q
period 2023-03-31
Bankwell Financial Group, Inc.
filed 2023-05-10
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

or

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

As of April 30, 2023, there were 7,843,438 shares of the registrant’s common stock outstanding.

Bankwell Financial Group, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
Bankwell Financial Group, Inc.
Consolidated Balance Sheets - (unaudited)
(In thousands, except share data)

	March 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$249,812	$344,925
Federal funds sold	27,370	10,754
Cash and cash equivalents	277,182	355,679

Investment securities
Marketable equity securities, at fair value	2,028	1,988
Available for sale investment securities, at fair value	103,171	103,663
Held to maturity investment securities, at amortized cost (fair values of $15,881 and $15,435 at March 31, 2023 and December 31, 2022, respectively)	15,931	15,983
Total investment securities	121,130	121,634

Loans receivable (net of ACL-Loans of $27,998 at March 31, 2023 and $22,431 at December 31, 2022)	2,724,514	2,646,384
Accrued interest receivable	14,261	13,070
Federal Home Loan Bank stock, at cost	5,234	5,216
Premises and equipment, net	27,619	27,199
Bank-owned life insurance	50,524	50,243
Goodwill	2,589	2,589
Deferred income taxes, net	8,692	7,422
Other assets	20,573	23,013
Total assets	$3,252,318	$3,252,449
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$377,667	$404,559
Interest bearing deposits	2,420,641	2,396,259
Total deposits	2,798,308	2,800,818

Advances from the Federal Home Loan Bank	90,000	90,000
Subordinated debentures (face value of $70,000 and $70,000 at March 31, 2023 and December 31, 2022, respectively, less unamortized debt issuance costs of $980 and $1,041 at March 31, 2023 and December 31, 2022, respectively)	69,020	68,959
Accrued expenses and other liabilities	52,683	54,203
Total liabilities	3,010,011	3,013,980
Commitments and contingencies
Shareholders' equity
Common stock, no par value; 10,000,000 shares authorized, 7,843,438 and 7,730,699 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	115,875	115,018
Retained earnings	127,566	123,640
Accumulated other comprehensive loss	(1,134)	(189)
Total shareholders' equity	242,307	238,469

Total liabilities and shareholders' equity	$3,252,318	$3,252,449

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Income – (unaudited)
(In thousands, except share data)

	Three Months Ended March 31,
	2023	2022
Interest and dividend income
Interest and fees on loans	$39,723	$21,428
Interest and dividends on securities	1,000	720
Interest on cash and cash equivalents	3,568	154
Total interest and dividend income	44,291	22,302

Interest expense
Interest expense on deposits	17,033	2,206
Interest expense on borrowings	1,717	586
Total interest expense	18,750	2,792

Net interest income	25,541	19,510

Provision for credit losses	826	229

Net interest income after provision for credit losses	24,715	19,281

Noninterest income
Bank-owned life insurance	281	260
Service charges and fees	286	240
Gains and fees from sales of loans	931	631
Other	28	(173)
Total noninterest income	1,526	958

Noninterest expense
Salaries and employee benefits	6,081	4,940
Occupancy and equipment	2,084	2,150
Professional services	1,322	981
Data processing	671	654
Director fees	392	352
FDIC insurance	1,062	223
Marketing	151	45
Other	928	580
Total noninterest expense	12,691	9,925
Income before income tax expense	13,550	10,314
Income tax expense	3,171	2,102
Net income	$10,379	$8,212

Earnings Per Common Share:
Basic	$1.34	$1.05
Diluted	$1.33	$1.04

Weighted Average Common Shares Outstanding:
Basic	7,554,689	7,637,077
Diluted	7,616,671	7,719,405
Dividends per common share	$0.20	$0.20

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Comprehensive Income (Loss) – (unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$10,379	$8,212
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available for sale securities	752	(4,767)
Reclassification adjustment for gain realized in net income	—	—
Net change in unrealized gains (losses)	752	(4,767)
Income tax (expense) benefit	(118)	1,064
Unrealized gains (losses) on securities, net of tax	634	(3,703)
Unrealized (losses) gains on interest rate swaps:
Unrealized (losses) gains on interest rate swaps	(1,981)	11,016
Income tax benefit (expense)	402	(2,461)
Unrealized (losses) gains on interest rate swaps, net of tax	(1,579)	8,555
Total other comprehensive (loss) income, net of tax	(945)	4,852
Comprehensive income	$9,434	$13,064

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders' Equity
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2022	7,730,699	$115,018	$123,640	$(189)	$238,469
Cumulative effect of change in accounting principle (ASU No. 2016-13), net of tax	—	—	(4,893)	—	(4,893)
Balance as of January 1, 2023 as adjusted for changes in accounting principle	7,730,699	115,018	118,747	(189)	233,576
Net income	—	—	10,379	—	10,379
Other comprehensive income, net of tax	—	—	—	(945)	(945)
Cash dividends declared ($0.20 per share)	—	—	(1,560)	—	(1,560)
Stock-based compensation expense	—	702	—	—	702
Forfeitures of restricted stock	(1,950)	—	—	—	—
Issuance of restricted stock	106,009	—	—	—	—
Stock options exercised	8,680	155	—	—	155
Repurchase of common stock	—	—	—	—	—
Balance at March 31, 2023	7,843,438	$115,875	$127,566	$(1,134)	$242,307

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2021	7,803,166	$118,148	$92,400	$(8,561)	$201,987
Net income	—	—	8,212	—	8,212
Other comprehensive income, net of tax	—	—	—	4,852	4,852
Cash dividends declared ($0.20 per share)	—	—	(1,565)	—	(1,565)
Stock-based compensation expense	—	541	—	—	541
Forfeitures of restricted stock	—	—	—	—	—
Issuance of restricted stock	69,001	—	—	—	—
Stock options exercised	2,000	30	—	—	30
Repurchase of common stock	(112,829)	(3,837)	—	—	(3,837)
Balance at March 31, 2022	7,761,338	$114,882	$99,047	$(3,709)	$210,220

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows – (unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$10,379	$8,212
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on investment securities	18	90
Provision for credit losses	826	229
Provision (credit) for deferred income taxes	472	(303)
Change in fair value of marketable equity securities	(28)	85
Depreciation and amortization	884	752
Amortization of debt issuance costs	62	30
Increase in cash surrender value of bank-owned life insurance	(281)	(260)
Gains and fees from sales of loans	(931)	(631)
Stock-based compensation	702	541
Net change in:
Deferred loan fees	144	810
Accrued interest receivable	(1,191)	(221)
Other assets	(404)	13,516
Accrued expenses and other liabilities	(3,539)	(849)
Net cash provided by operating activities	7,113	22,001

Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	1,225	2,847
Proceeds from principal repayments on held to maturity securities	53	66
Purchases of marketable equity securities	(12)	(7)
Purchases of available for sale securities	—	(16,241)
Net increase in loans	(94,960)	(96,076)
Proceeds from sales of loans not originated for sale	12,725	6,268
Purchases of premises and equipment, net	(707)	(825)
Purchases of Federal Home Loan Bank stock	(18)	(56)
Net cash used in investing activities	(81,694)	(104,024)

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows - (Continued)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from financing activities
Net change in time certificates of deposit	$112,166	$(11,025)
Net change in other deposits	(114,677)	53,231
Proceeds from exercise of options	155	30
Dividends paid on common stock	(1,560)	(1,565)
Repurchase of common stock	—	(3,837)
Net cash (used in) provided by financing activities	(3,916)	36,834
Net decrease in cash and cash equivalents	(78,497)	(45,189)
Cash and cash equivalents:
Beginning of year	355,679	344,682
End of period	$277,182	$299,493
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$14,455	$2,673
Income taxes	162	150
Noncash investing and financing activities:
Net change in unrealized gains or losses on available for sale securities	752	(4,767)
Net change in unrealized gains or losses on interest rate swaps	(1,981)	11,016
Establishment of right-of-use asset and lease liability	597	—
Transfer of loans from held-for-investment to held-for-sale	11,794	5,637

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

Use of estimates

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the consolidated balance sheet, and revenue and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the allowance for credit losses, the valuation of derivative instruments, investment securities valuation, evaluation of investment securities for other than temporary impairment and deferred income taxes valuation.

Basis of consolidated financial statement presentation

The unaudited consolidated financial statements presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and note disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying unaudited interim consolidated financial statements have been included. Interim results are not necessarily reflective of the results that may be expected for the year ending December 31, 2023. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included on Form 10-K for the year ended December 31, 2022.

Significant concentrations of credit risk

Many of the Company's activities are with clients located in Connecticut and New York, with the majority of the Company's loans in Connecticut and some New York metro area counties. Declines in property values in these areas could significantly impact the Company. The Company has a significant concentration in commercial real estate loans, with a growing percentage being owner-occupied, which present a lower risk profile.

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

Reclassification

Certain prior period amounts may be reclassified to conform to the 2023 financial statement presentation. These reclassifications only change the reporting categories and do not affect the consolidated results of operations or consolidated financial position of the Company.

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

Recently adopted accounting pronouncements

ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): “Simplifying the Test for Goodwill Impairment.” This ASU simplifies the test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity was required to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, this ASU also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. On October 16, 2019, the FASB voted in favor of a proposal to defer the effective date of this standard in the same manner it is deferring the effective date of ASC 326. The FASB issued ASU No. 2019-10, which officially delayed the adoption of this standard for smaller reporting companies until fiscal years beginning after December 15, 2022. The Company has adopted ASU No. 2017-04 as of March 31, 2023 and it had no impact to the Company's financial statements.

ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326 "CECL"): “Measurement of Credit Losses on Financial Instruments.” This ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities are required to use a new forward looking “expected loss” model that will replace today’s “incurred loss” model and can result in the earlier recognition of credit losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. On November 15, 2019, the FASB issued ASU No. 2019-10, which officially delayed the adoption of this standard for smaller reporting companies (as defined by the SEC) until fiscal years beginning after December 15, 2022. In accordance with ASU No. 2019-10, on January 1, 2023, the Company adopted Topic 326. Upon adoption of CECL, the Company recorded a one-time cumulative effect, pre-tax adjustment of $5.1 million to the allowance for credit loss - loans and a corresponding net of tax adjustment to beginning retained earnings. The Company also recorded a one-time cumulative effect, pre-tax adjustment of $1.3 million to the allowance for credit losses - unfunded commitments (which is reflected in Accrued expenses and other liabilities on the Consolidated Balance Sheets) and a corresponding net of tax adjustment to beginning retained earnings. These impacts are reflected in the Company's first quarter 2023 financial statements. The future impact of CECL on the Company’s allowance for credit losses and provision (credit) for credit losses subsequent to the initial adoption will depend on refinements to key assumptions including forecasting and qualitative factors, as well as changes in the loan portfolio and economic conditions. The Company measured its allowance under its incurred loan loss model as of December 31, 2022. In addition, the Company also evaluated its held to maturity investment securities and available for sale investment securities upon the adoption of the standard on January 1, 2023. The Held to maturity investment securities are related to housing authority bonds in the towns of New Canaan and Stamford, CT. The Company determined these housing authority bonds have a remote risk of loss based on the historical performance of housing authority bonds and the strong credit ratings of both the towns of New Canaan and Stamford, CT. The Available for sale securities consist of government backed U.S. Treasuries, Mortgage-Backed Securities, and Corporate Securities. The U.S. Treasuries and Mortgage-Backed Securities are guaranteed by the U.S. Government and have a zero risk of loss. The Corporate Securities include highly rated investment grade credits with minimal default risk. As such, Management has concluded that no allowance for expected credit losses is required for the Held to maturity investment securities or the Available for sale investment securities upon adoption of the standard on January 1, 2023.

	Change in Consolidated Statement of Conditions	Tax Effected	Change to Retained Earnings from Adoption of CECL
Total ACL- Loans	$5,079	$1,167	$3,912
Total ACL-Unfunded Commitments	1,273	292	981
Total impact of CECL adoption	$6,352	$1,459	$4,893

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

2. Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at March 31, 2023 were as follows:

	March 31, 2023
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Due from one through five years	$55,262	$—	$(3,134)	$52,128
Due from five through ten years	28,765	—	(1,831)	26,934
Due after ten years	10,080	—	(941)	9,139
Total U.S. Government and agency obligations	94,107	—	(5,906)	88,201
Corporate bonds
Due from five through ten years	15,500	—	(1,702)	13,798
Due after ten years	1,500	—	(328)	1,172
Total corporate bonds	17,000	—	(2,030)	14,970

Total available for sale securities	$111,107	$—	$(7,936)	$103,171

Held to maturity securities:
State agency and municipal obligations
Due after ten years	$15,896	$613	$(663)	$15,846
Government-sponsored mortgage backed securities
No contractual maturity	35	—	—	35
Total held to maturity securities	$15,931	$613	$(663)	$15,881

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at December 31, 2022 were as follows:

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

There were no sales of investment securities during the three months ended March 31, 2023 or 2022.

At March 31, 2023 and December 31, 2022, none of the Company's securities were pledged as collateral with the Federal Home Loan Bank ("FHLB") or any other institution.

As of March 31, 2023 and December 31, 2022, the actual durations of the Company's available for sale securities were significantly shorter than the stated maturities.

As of March 31, 2023, the Company held marketable equity securities with a fair value of $2.0 million and an amortized cost of $2.1 million. At December 31, 2022, the Company held marketable equity securities with a fair value of $2.0 million and an amortized cost of $2.1 million. These securities represent an investment in mutual funds that have an objective to make investments for CRA purposes.

The following tables provide information regarding available for sale securities and held to maturity securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2023 and December 31, 2022:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)

March 31, 2023
U.S. Government and agency obligations	$14,466	$(92)	0.10%	$73,735	$(5,814)	6.18%	$88,201	$(5,906)	6.28%
Corporate bonds	3,143	(357)	2.10	11,827	(1,673)	9.84	14,970	(2,030)	11.94
State agency and municipal obligations	—	—	—	4,096	(663)	13.92	4,096	(663)	13.92
Total investment securities	$17,609	$(449)	0.39%	$89,658	$(8,150)	7.03%	$107,267	$(8,599)	7.42%

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)

December 31, 2022
U.S. Government and agency obligations	$55,443	$(3,027)	3.17%	$32,982	$(3,900)	4.09%	$88,425	$(6,927)	7.26%
Corporate bonds	8,838	(1,162)	6.84	6,400	(600)	3.50	15,238	(1,762)	10.34
State agency and municipal obligations	6,388	(85)	0.77	3,807	(779)	7.05	10,195	(864)	7.82
Total investment securities	$70,669	$(4,274)	3.46%	$43,189	$(5,279)	4.28%	$113,858	$(9,553)	7.74%

There were thirty-six available for sale securities or held to maturity securities as of March 31, 2023 and December 31, 2022, respectively, in which the fair value of the security was less than the amortized cost of the security.

The U.S. Government and agency obligations owned are either direct obligations of the U.S. Government or guaranteed by the U.S. Government, therefore the contractual cash flows are guaranteed and as a result the unrealized losses in this portfolio are considered to be only temporarily impaired.

The corporate bonds are investments in subordinated debt of federally insured banks, the majority of which are callable after five years of origination. The Company continually monitors its corporate bond, state agency and municipal bond portfolios and at this time these portfolios have minimal default risk because corporate bond, state agency and municipal bonds are all rated investment grade or deemed to be of investment grade quality.

The Company has the intent and ability to retain its investment securities in an unrealized loss position at March 31, 2023 until the decline in value has recovered or the security has matured.

3. Loans Receivable and ACL-Loans

The following table sets forth a summary of the loan portfolio at March 31, 2023 and December 31, 2022:

(In thousands)	March 31, 2023	December 31, 2022
Real estate loans:
Residential	$58,541	$60,588
Commercial	1,960,712	1,921,252
Construction	177,115	155,198
	2,196,368	2,137,038

Commercial business (1)	543,457	520,447

Consumer	19,463	17,963
Total loans	2,759,288	2,675,448

ACL-Loans	(27,998)	(22,431)
Deferred loan origination fees, net	(6,776)	(6,633)
Loans receivable, net	$2,724,514	$2,646,384

(1) The March 31, 2023 and December 31, 2022 balances include $30 thousand and $33 thousand, respectively, of Paycheck Protection Program ("PPP") loans made under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act").

Lending activities consist of commercial real estate loans, commercial business loans and, to a lesser degree, a variety of consumer loans. Loans may also be granted for the construction of commercial properties. The majority of commercial mortgage loans are collateralized by first or second mortgages on real estate.

Risk management

The Company has established credit policies applicable to each type of lending activity in which it engages. The Company evaluates the creditworthiness of each client and extends credit of up to 85% of the market value of the collateral, depending on the client's creditworthiness and the type of collateral. The client’s ability to service the debt is monitored on an ongoing basis. Real estate is the primary form of collateral. Other important forms of collateral are business assets, time deposits and marketable securities. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment for commercial loans to be based on the client’s ability to generate continuing cash flows. In the fourth quarter of 2017, management made the strategic decision to cease the origination of residential mortgage loans. At the beginning of the third quarter 2019, the Company no longer offered home equity loans or lines of credit. The Company’s policy for residential lending generally required that the amount of the loan may not exceed 80% of the original appraised value of the property. In certain situations, the amount may have exceeded 80% LTV either with private mortgage insurance being required for that portion of the residential loan in excess of 80% of the appraised value of the property or where secondary financing is provided by a housing authority program second mortgage, a community’s low/moderate income housing program, or a religious or civic organization.

Credit quality of loans and the Allowance for credit losses - Loans (ACL-Loans)

Management segregates the loan portfolio into defined segments, which are used to develop and document a systematic method for determining the Company's ACL-Loans. The portfolio segments are segregated based on loan types and the underlying risk factors present in each loan type. Such risk factors are periodically reviewed by management and revised as deemed appropriate.

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

Construction: This portfolio segment includes commercial construction loans for commercial development projects, including apartment buildings and condominiums, as well as office buildings, retail and other income producing properties and land loans, which are loans made with land as collateral. Construction and land development financing generally involves greater credit risk than long-term financing on improved, owner-occupied or leased real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, the Company may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project proves to be inaccurate, the client may hold a property with a value that is insufficient to assure full repayment through sale or refinance. Construction loans also expose the Company to the risks that improvements will not be completed on time in accordance with specifications and projected costs and that repayment will depend on the successful operation or sale of the properties, which may cause some clients to be unable to continue paying debt service, which exposes the Company to greater risk of non-payment and loss.

Commercial Business: This portfolio segment includes commercial business loans secured by assignments of corporate assets and personal guarantees of the business owners. Commercial business loans generally have higher interest rates and shorter terms than other loans, but they also have increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the client’s business.

Consumer: This portfolio segment includes loans secured by savings or certificate accounts, automobiles, as well as unsecured personal loans and overdraft lines of credit. In addition, there are loans to finance insurance premiums, secured primarily by the cash surrender value of life insurance and marketable securities.

ACL-Loans

The following tables set forth the activity in the Company’s ACL-Loans for the three months ended March 31, 2023 and 2022, by portfolio segment:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended March 31, 2023
Balance As of December 31, 2022	$163	$15,597	$311	$6,214	$146	$22,431
Day 1 effect of CECL	80	4,987	611	(1,125)	526	5,079
Balance as of January 1, 2023 as adjusted for changes in accounting principle	243	20,584	922	5,089	672	27,510
Charge-offs	—	—	—	(440)	(12)	(452)
Recoveries	—	—	—	—	6	6
(Credit) provision for credit losses	(36)	(1,171)	148	1,944	49	934
Ending balance	$207	$19,413	$1,070	$6,593	$715	$27,998

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended March 31, 2022
Beginning balance	$504	$12,751	$4	$3,590	$53	$16,902
Charge-offs	—	—	—	—	(4)	(4)
Recoveries	—	—	—	13	1	14
(Credit) provision for credit losses	(146)	690	52	(349)	(18)	229
Ending balance	$358	$13,441	$56	$3,254	$32	$17,141

We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purpose of the tables below. The following tables present loans by origination and risk designation as of March 31, 2023 and December 31, 2022 (dollars in thousands):

Term Loans
Amortized Cost Balances by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Residential Real Estate Loans
Pass	$—	$—	$—	$—	$—	$54,803	$54,803
Special Mention	—	—	—	—	—	147	147
Substandard	—	—	—	—	—	3,826	3,826
Doubtful	—	—	—	—	—	—	—
Total Residential Real Estate Loans	$—	$—	$—	$—	$—	$58,776	$58,776
Residential Real Estate charge-off
Current period net charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate Loans
Pass	$54,011	$793,547	$359,064	$105,991	$141,531	$483,273	$1,937,417
Special Mention	—	—	—	—	—	1,095	1,095
Substandard	—	—	10,981	—	—	13,363	24,344
Doubtful	—	—	—	—	—	60	60
Total Commercial Real Estate Loans	$54,011	$793,547	$370,045	$105,991	$141,531	$497,791	$1,962,916
Commercial Real Estate charge-off
Current period net charge-offs	$—	$—	$—	$—	$—	$—	$—

Construction Loans
Pass	$8,936	$92,374	$20,582	$37,754	$8,008	$—	$167,654
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	9,362	9,362
Doubtful	—	—	—	—	—	—	—
Total Construction Loans	$8,936	$92,374	$20,582	$37,754	$8,008	$9,362	$177,016
Construction charge-off
Current period net charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Business Loans
Pass	$53,578	$312,321	$111,242	$12,212	$11,799	$40,108	$541,260
Special Mention	—	—	253	—	—	—	253
Substandard	—	—	—	—	—	2,192	2,192
Doubtful	—	—	—	—	1,328	208	1,536
Total Commercial Business Loans	$53,578	$312,321	$111,495	$12,212	$13,127	$42,508	$545,241
Commercial Business charge-off
Current period net charge-offs	$(1)	$—	$—	$—	$440	$—	$439

Consumer Loans
Pass	$1,510	$16,507	$—	$—	$1	$44	$18,062
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Consumer Loans	$1,510	$16,507	$—	$—	$1	$44	$18,062
Consumer charge-off
Current period net charge-offs	$7	$—	$—	$—	$—	$—	$7

Total Loans
Pass	$118,035	$1,214,749	$490,888	$155,957	$161,339	$578,228	$2,719,196
Special Mention	—	—	253	—	—	1,242	1,495
Substandard	—	—	10,981	—	—	28,743	39,724
Doubtful	—	—	—	—	1,328	268	1,596
Total Loans	$118,035	$1,214,749	$502,122	$155,957	$162,667	$608,481	$2,762,011
Total charge-off
Current period net charge-offs	$6	$—	$—	$—	$440	$—	$446

Term Loans
Amortized Cost Balances by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Residential Real Estate Loans
Pass	$—	$—	$—	$—	$145	$56,670	$56,815
Special Mention	—	—	—	—	—	147	147
Substandard	—	—	—	—	40	3,819	3,859
Doubtful	—	—	—	—	—	—	—
Total Residential Real Estate Loans	$—	$—	$—	$—	$185	$60,636	$60,821
Residential Real Estate charge-off
Current period net charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate Loans
Pass	$793,594	$364,308	$102,569	$142,681	$80,424	$415,810	$1,899,386
Special Mention	—	—	—	—	—	471	471
Substandard	—	10,977	—	—	—	14,252	25,229
Doubtful	—	—	—	—	—	67	67
Total Commercial Real Estate Loans	$793,594	$375,285	$102,569	$142,681	$80,424	$430,600	$1,925,153
Commercial Real Estate charge-off
Current period net charge-offs	$(76)	$—	$—	$—	$—	$—	$(76)

Construction Loans
Pass	$85,559	$15,379	$36,766	$7,902	$—	$—	$145,606
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	9,362	9,362
Doubtful	—	—	—	—	—	—	—
Total Construction Loans	$85,559	$15,379	$36,766	$7,902	$—	$9,362	$154,968
Construction charge-off
Current period net charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Business Loans
Pass	$326,881	$122,914	$13,048	$12,752	$7,066	$36,009	$518,670
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	1,768	8	2,339	4,115
Doubtful	—	—	—	—	—	215	215
Total Commercial Business Loans	$326,881	$122,914	$13,048	$14,520	$7,074	$38,563	$523,000
Commercial Business charge-off
Current period net charge-offs	$(24)	$—	$—	$—	$—	$(11)	$(35)

Consumer Loans
Pass	$16,490	$—	$—	$—	$—	$45	$16,535
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Consumer Loans	$16,490	$—	$—	$—	$—	$45	$16,535
Consumer charge-off
Current period net charge-offs	$18	$—	$—	$—	$—	$1	$19

Total Loans
Pass	$1,222,524	$502,601	$152,383	$163,335	$87,635	$508,534	$2,637,012
Special Mention	—	—	—	—	—	618	618
Substandard	—	10,977	—	1,768	48	29,772	42,565
Doubtful	—	—	—	—	—	282	282
Total Loans	$1,222,524	$513,578	$152,383	$165,103	$87,683	$539,206	$2,680,477
Total charge-off
Current period net charge-offs	$(82)	$—	$—	$—	$—	$(10)	$(92)

Loans evaluated for impairment and the related ACL-Loans as of March 31, 2023 and December 31, 2022 were as follows:

	Portfolio	ACL-Loans
	(In thousands)
March 31, 2023
Loans individually evaluated for impairment:
Residential real estate	$3,811	$—
Commercial real estate	24,383	720
Construction	9,382	—
Commercial business	3,705	—
Subtotal	41,281	720
Loans collectively evaluated for impairment:
Residential real estate	54,730	207
Commercial real estate	1,936,329	18,693
Construction	167,733	1,070
Commercial business	539,752	6,593
Consumer	19,463	715
Subtotal	2,718,007	27,278

Total	$2,759,288	$27,998

	Portfolio	ACL-Loans
	(In thousands)
December 31, 2022
Loans individually evaluated for impairment:
Residential real estate	$3,846	$—
Commercial real estate	25,292	754
Construction	9,382	—
Commercial business	4,310	147
Subtotal	42,830	901
Loans collectively evaluated for impairment:
Residential real estate	56,742	163
Commercial real estate	1,895,960	14,843
Construction	145,816	311
Commercial business	516,137	6,067
Consumer	17,963	146
Subtotal	2,632,618	21,530

Total	$2,675,448	$22,431

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

The objectives of the Company’s risk rating system are to provide the Board of Directors and senior management with an objective assessment of the overall quality of the loan portfolio, to promptly and accurately identify loans with well-defined credit weaknesses so that timely action can be taken to minimize a potential credit loss, to identify relevant trends affecting the collectability of the loan portfolio, to isolate potential problem areas and to provide essential information for determining the adequacy of the ACL-Loans. The Company’s credit risk rating system has nine grades, with each grade corresponding to a progressively greater risk of default. Risk ratings of (1) through (5) are "pass" categories and risk ratings of (6) through (9) are criticized asset categories as defined by the regulatory agencies.

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

The following tables present credit risk ratings by loan segment as of March 31, 2023 and December 31, 2022:

	Commercial Credit Quality Indicators
	March 31, 2023				December 31, 2022
	Commercial Real Estate	Construction	Commercial Business	Total	Commercial Real Estate	Construction	Commercial Business	Total
	(In thousands)
Pass	$1,935,235	$167,733	$539,510	$2,642,478	$1,895,492	$145,816	$516,136	$2,557,444
Special Mention	1,094	—	242	1,336	468	—	—	468
Substandard	24,322	9,382	2,178	35,882	25,224	9,382	4,095	38,701
Doubtful	61	—	1,527	1,588	68	—	216	284
Loss	—	—	—	—	—	—	—	—
Total loans	$1,960,712	$177,115	$543,457	$2,681,284	$1,921,252	$155,198	$520,447	$2,596,897

	Residential and Consumer Credit Quality Indicators
	March 31, 2023			December 31, 2022
	Residential Real Estate	Consumer	Total	Residential Real Estate	Consumer	Total
	(In thousands)
Pass	$54,586	$19,463	$74,049	$56,597	$17,963	$74,560
Special Mention	144	—	144	145	—	145
Substandard	3,811	—	3,811	3,846	—	3,846
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total loans	$58,541	$19,463	$78,004	$60,588	$17,963	$78,551

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

The following tables set forth certain information with respect to the Company's loan portfolio delinquencies by portfolio segment as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$1,653	$—	$132	$1,785	$56,756	$58,541
Commercial real estate	123	—	1,851	1,974	1,958,738	1,960,712
Construction	—	—	9,382	9,382	167,733	177,115
Commercial business	11,608	—	1,319	12,927	530,530	543,457
Consumer	—	—	—	—	19,463	19,463
Total loans	$13,384	$—	$12,684	$26,068	$2,733,220	$2,759,288

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$1,969	$—	$171	$2,140	$58,448	$60,588
Commercial real estate	66	—	2,540	2,606	1,918,646	1,921,252
Construction	—	—	9,382	9,382	145,816	155,198
Commercial business	23	—	1,910	1,933	518,514	520,447
Consumer	—	—	—	—	17,963	17,963
Total loans	$2,058	$—	$14,003	$16,061	$2,659,387	$2,675,448

There were no loans delinquent greater than 90 days and still accruing interest as of March 31, 2023 or December 31, 2022.

Loans on nonaccrual status

The following is a summary of nonaccrual loans by portfolio segment as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(In thousands)
Residential real estate	$1,443	$2,152
Commercial real estate	1,912	2,781
Commercial business	1,528	2,126
Construction	9,382	9,382
Total	$14,265	$16,441

Interest income on loans that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the three months ended March 31, 2023 and 2022 was $3.2 million and $0.2 million, respectively.

At March 31, 2023 and December 31, 2022, there were no commitments to lend additional funds to any borrower on nonaccrual status. Nonaccrual loans with no specific reserve totaled $14.3 million and $14.7 million at March 31, 2023 and December 31, 2022, respectively, as these loans were deemed to be adequately collateralized.

Individually evaluated loans

An individually evaluated loan is generally one for which it is probable, based on current information, that the Company will not collect all the amounts due in accordance with the contractual terms of the loan. Individually evaluated loans are individually evaluated for impairment. When the Company classifies a problem loan as impaired, it evaluates whether a specific valuation allowance is required for that portion of the asset that is estimated to be impaired.

The following table summarizes individually evaluated loans by portfolio segment as of March 31, 2023 and December 31, 2022:

	Carrying Amount		Unpaid Principal Balance		Associated ACL-Loans
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
	(In thousands)
Individually evaluated loans without a valuation allowance:
Residential real estate	$3,811	$3,846	$4,085	$4,104	$—	$—
Commercial real estate	1,912	2,782	2,082	3,108	—	—
Construction	9,382	9,382	9,382	9,382	—	—
Commercial business	2,386	2,551	2,629	2,793	—	—
Total individually evaluated loans without a valuation allowance	17,491	18,561	18,178	19,387	—	—

Individually evaluated loans with a valuation allowance:
Residential real estate	$—	$—	$—	$—	$—	$—
Commercial real estate	22,471	22,511	22,471	22,511	720	754
Commercial business	1,319	1,758	1,759	1,758	—	147
Total individually evaluated loans with a valuation allowance	23,790	24,269	24,230	24,269	720	901
Total individually evaluated loans	$41,281	$42,830	$42,408	$43,656	$720	$901

The following table summarizes the average carrying amount of individually evaluated loans and interest income recognized on individually evaluated loans by portfolio segment for the three months ended March 31, 2023 and 2022:

	Average Carrying Amount		Interest Income Recognized
	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
	(In thousands)
Individually evaluated loans without a valuation allowance:
Residential real estate	$3,830	$1,647	$—	$—
Commercial real estate	1,915	8,297	20	70
Commercial business	2,392	1,039	44	5
Construction	9,382	9,093	—	—
Total individually evaluated loans without a valuation allowance	17,519	20,076	64	75
Individually evaluated loans with a valuation allowance:
Residential real estate	$—	$2,289	$—	$12
Commercial real estate	22,492	21,348	156	92
Commercial business	1,419	2,244	—	14
Total individually evaluated loans with a valuation allowance	23,911	25,881	156	118
Total individually evaluated loans	$41,430	$45,957	$220	$193

Loan Modifications

A loan will be considered modified when both of the following conditions are met: 1) the borrower is experiencing financial difficulties and 2) the modification constitutes a direct change in contractual cash flows. Modified terms are dependent upon the financial position and needs of the individual borrower.

Loan modifications were $22.0 million and $22.2 million for March 31, 2023 and December 31, 2022, respectively. The following table provides information on loans that were modified during the periods indicated.

	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2023	2022	2023	2022	2023	2022
Three Months Ended March 31,
Residential real estate	—	—	$—	$—	$—	$—
Commercial business	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Total	—	—	$—	$—	$—	$—

The following table provides information on how loans were modified during the three months ended March 31, 2023 and March 31, 2022.

Three Months Ended March 31,
	2023	2022
(In thousands)
Payment concession	$—	$—
Maturity, rate and payment concession	—	—
Rate concession	—	—
Total	$—	$—

Allowance for credit losses (ACL)-Unfunded Commitments

As part of adoption of CECL, the Company has recorded ACL-Unfunded Commitments in Accrued expenses and other liabilities. The provision is recorded within the Provision for credit losses on the Company’s Consolidated Statements of Income. The following table presents a rollforward of the ACL-Unfunded Commitments for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Balance at Beginning of period	$80	$170
Reversal of prior unfunded reserve	(80)	—
Day 1 effect of CECL	1,273	—
(Credit) for credit losses (unfunded commitments)[1]	(108)	(135)
Balance at end of period	$1,165	$35

(1) In 2022, unfunded commitments was recorded as "Other" in noninterest expense.

Components of Provision for Credit Losses

The following table summarizes the Provision for credit losses for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Provision for credit losses (loans)	$934	$229
(Credit) for credit losses (unfunded commitments)[1]	(108)	—
Provision for credit losses	$826	$229

(1) In 2022, unfunded commitments was recorded as "Other" in noninterest expense.

4. Shareholders' Equity

Common Stock

The Company has 10,000,000 shares authorized and 7,843,438 shares issued and outstanding at March 31, 2023 and 10,000,000 shares authorized and 7,730,699 shares issued and outstanding at December 31, 2022. The Company's stock is traded on the Nasdaq Global stock market under the ticker symbol BWFG.

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

Issuer Purchases of Equity Securities

On December 19, 2018, the Company's Board of Directors authorized a share repurchase program of up to 400,000 shares of the Company's Common Stock and, on October 27, 2021, the Company’ Board of Directors authorized the repurchase of an additional 200,000 shares under its share repurchase program. The Company intends to accomplish the share repurchases through open market transactions, though the Company could accomplish repurchases through other means, such as privately negotiated transactions. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The share repurchase plan does not obligate the Company to acquire any particular amount of Common Stock, and it may be modified or suspended at any time at the Company's discretion. During the three months ended March 31, 2023, the Company purchased no shares of its Common Stock. During the year ended December 31, 2022, the Company purchased 166,375 shares of its Common Stock at a weighted average price of $33.30 per share.

5. Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives. The Company's derivative instruments are utilized to manage economic risks, including interest rate risk. Changes in fair value of the Company's cash flow swap derivatives are primarily driven by changes in interest rates and recognized in other comprehensive income. The Company’s total comprehensive income or loss for the three months ended March 31, 2023 and March 31, 2022 is reported in the Consolidated Statements of Comprehensive Income.

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax for the three months ended March 31, 2023 and March 31, 2022:

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2022	$(6,750)	$6,561	$(189)
Other comprehensive (loss) income before reclassifications, net of tax	634	(797)	(163)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(782)	(782)
Net other comprehensive (loss) income	634	(1,579)	(945)
Balance at March 31, 2023	$(6,116)	$4,982	$(1,134)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2021	$1,651	$(10,212)	$(8,561)
Other comprehensive (loss) income before reclassifications, net of tax	(3,703)	7,901	4,198
Amounts reclassified from accumulated other comprehensive income, net of tax	—	654	654
Net other comprehensive (loss) income	(3,703)	8,555	4,852
Balance at March 31, 2022	$(2,052)	$(1,657)	$(3,709)

The following table provides information for the items reclassified from accumulated other comprehensive income or loss:

Accumulated Other Comprehensive Income Components	Three Months Ended March 31,		Associated Line Item in the Consolidated Statements of Income
	2023	2022
	(In thousands)
Derivatives:
Unrealized gains (losses) on derivatives	$982	$(842)	Interest expense on borrowings
Tax (expense) benefit	(200)	188	Income tax expense
Net of tax	$782	$(654)

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

The following table is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	Three Months Ended March 31,
	2023	2022
	(In thousands, except per share data)
Net income	$10,379	$8,212
Dividends to participating securities(1)	(42)	(35)
Undistributed earnings allocated to participating securities(1)	(230)	(146)
Net income for earnings per share calculation	$10,107	$8,031

Weighted average shares outstanding, basic	7,555	7,637
Effect of dilutive equity-based awards(2)	62	82
Weighted average shares outstanding, diluted	7,617	7,719
Net earnings per common share:
Basic earnings per common share	$1.34	$1.05
Diluted earnings per common share	$1.33	$1.04
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

As of March 31, 2023, the Bank and Company met all capital adequacy requirements to which they are subject. There are no conditions or events since then that management believes have changed this conclusion.

The capital amounts and ratios for the Bank and the Company at March 31, 2023 and December 31, 2022 were as follows:

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
March 31, 2023
Common Equity Tier 1 Capital to Risk-Weighted Assets	$298,897	10.17%	$205,736	7.00%	$191,041	6.50%
Total Capital to Risk-Weighted Assets	328,061	11.16%	308,604	10.50%	293,909	10.00%
Tier I Capital to Risk-Weighted Assets	298,897	10.17%	249,822	8.50%	235,127	8.00%
Tier I Capital to Average Assets	298,897	9.22%	129,678	4.00%	162,098	5.00%

Bankwell Financial Group, Inc.
March 31, 2023
Common Equity Tier 1 Capital to Risk-Weighted Assets	$240,296	8.18%	$205,736	7.00%	N/A	N/A
Total Capital to Risk-Weighted Assets	338,480	11.52%	308,604	10.50%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	240,296	8.18%	249,822	8.50%	N/A	N/A
Tier I Capital to Average Assets	240,296	7.40%	129,812	4.00%	N/A	N/A

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
December 31, 2022
Common Equity Tier 1 Capital to Risk-Weighted Assets	$294,926	10.28%	$200,785	7.00%	$186,443	6.50%
Total Capital to Risk-Weighted Assets	317,437	11.07%	301,177	10.50%	286,836	10.00%
Tier I Capital to Risk-Weighted Assets	294,926	10.28%	243,810	8.50%	229,469	8.00%
Tier I Capital to Average Assets	294,926	9.88%	119,361	4.00%	149,202	5.00%

Bankwell Financial Group, Inc.
December 31, 2022
Common Equity Tier 1 Capital to Risk-Weighted Assets	$235,672	8.21%	$201,027	7.00%	N/A	N/A
Total Capital to Risk-Weighted Assets	327,142	11.39%	301,540	10.50%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	235,672	8.21%	244,104	8.50%	N/A	N/A
Tier I Capital to Average Assets	235,672	7.89%	119,490	4.00%	N/A	N/A

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

Reserve Requirements on Cash

The Bank was not required to maintain a minimum reserve balance in the Federal Reserve Bank (FRB) at March 31, 2023 or December 31, 2022 as the FRB has waived this requirement due to the COVID-19 pandemic.

8. Deposits

At March 31, 2023 and December 31, 2022, deposits consisted of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Noninterest bearing demand deposit accounts	$377,667	$404,559
Interest bearing accounts:
NOW	89,896	104,057
Money market	874,202	913,868
Savings	117,986	151,944
Time certificates of deposit	1,338,557	1,226,390
Total interest bearing accounts	2,420,641	2,396,259
Total deposits	$2,798,308	$2,800,818

Maturities of time certificates of deposit as of March 31, 2023 and December 31, 2022 are summarized below:

	March 31, 2023	December 31, 2022
	(In thousands)
2023	$904,411	$1,084,321
2024	428,202	135,965
2025	5,837	5,927
2026	8	109
2027	68	68
2028	31	—
Total	$1,338,557	$1,226,390
The aggregate amount of individual certificate accounts, with balances of $250,000 or more, was $109.3 million at March 31, 2023 and $74.6 million at December 31, 2022.
The following table summarizes interest expense on deposits by account type for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
NOW	$38	$47
Money market	6,385	1,180
Savings	727	101
Time certificates of deposits	9,883	878
Total interest expense on deposits	$17,033	$2,206

9. Stock-Based Compensation

Equity award plans

The Company has stock options or unvested restricted stock outstanding under three equity award plans, which are collectively referred to as the “Stock Plans”. The current plan under which any future issuances of equity awards will be made is the 2022 Bankwell Financial Group, Inc. Stock Plan, or the “2022 Plan”. All equity awards made under the 2022 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of stock options or restricted stock. At March 31, 2023, there were 347,254 shares reserved for future issuance under the 2022 Plan.

Stock Options: The Company accounts for stock options based on the fair value at the date of grant and records an expense over the vesting period of such awards on a straight line basis.

There were no options granted during the three months ended March 31, 2023.

A summary of the status of outstanding stock options for the three months ended March 31, 2023 is presented below:

	Three Months Ended March 31, 2023
	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	8,680	$17.86
Exercised	(8,680)	17.86
Options outstanding at end of period	—	—

Options exercisable at end of period	—	—

As of March 31, 2023, all awarded options have vested.

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.

The following table presents the activity for restricted stock for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
	Number of Shares		Weighted Average Grant Date Fair Value
Unvested at beginning of period	214,000	(1)	$27.96
Granted	106,009	(2)	30.12
Vested	(68,037)	(3)	29.94
Forfeited	(1,950)		29.93
Unvested at end of period	250,022
(1)    Includes 34,369 shares of performance based restricted stock
(2)    Includes 31,440 shares of performance based restricted stock
(3)    Includes 22,242 shares of performance based restricted stock

The total fair value of restricted stock awards vested during the three months ended March 31, 2023 was $2.1 million.

The Company's restricted stock expense for the three months ended March 31, 2023 and March 31, 2022 was $0.7 million and $0.5 million, respectively. At March 31, 2023, there was $6.2 million of unrecognized stock compensation expense for restricted stock, expected to be recognized over a weighted average period of 1.8 years.

Performance Based Restricted Stock: The Company has 43,567 shares of performance based restricted stock outstanding as of March 31, 2023 pursuant to the Company’s Stock Plans. The awards vest over a three year service period, provided certain performance metrics are met. The share quantity that ultimately vests can range between 0% and 200%, which is dependent on the degree to which the performance metrics are met. The Company records an expense over the vesting period based on (a) the probability that the performance metric will be met and (b) the fair market value of the Company’s stock at the date of the grant.

10. Derivative Instruments

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, and duration of its funding along with the use of interest rate derivative financial instruments, namely interest rate swaps. The Company does not use derivatives for speculative purposes. As of March 31, 2023, the Company was a party to five cash flow swaps, designated as hedging instruments, to add stability to interest expense and to manage its exposure to the variability of the future cash flows attributable to the contractually specified interest rates. The notional amount for each swap is $25 million and in each case, the Company has entered into pay-fixed cash flow swaps to convert rolling 90 days Federal Home Loan Bank advances or brokered deposits. Cash flow swaps with a positive fair value are recorded as other assets and cash flow swaps with a negative fair value are recorded as other liabilities on the Consolidated Balance Sheets.

The Company terminated two cash flow swaps with a total notional amount of $50 million during the year ended December 31, 2022. The underlying debt associated with the terminated swaps was kept in place. The fair value of the terminated swaps totaled $151.3 thousand as of March 31, 2023. The fair value of the terminated swaps will be reclassified from other comprehensive income to interest expense on a straight line basis over the original term of the hedging relationship.

The Company entered into one pay-fixed portfolio layer method fair value swap, designated as a hedging instrument, with a total notional amount of $150 million in the first quarter of 2023. The Company is designating the fair value swap under the portfolio layer method (“PLM”). Under this method, the hedged item is designated as a hedged layer of a closed portfolio of financial loans that is anticipated to remain outstanding for the designated hedged period. Adjustments will be made to record the swap at fair value on the Consolidated Balance Sheets, with changes in fair value recognized in interest income. The carrying value of the fair value swap on the Consolidated Balance Sheets will also be adjusted through interest income, based on changes in fair value attributable to changes in the hedged risk.

The following table represents the carrying value of the portfolio layer method hedged asset and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
	Carrying Value of Hedged Asset		Hedged Asset
	(In thousands)
Fixed Rate Asset (1)	$152,403	$—	$2,403	$—

(1) These amounts include the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. As of March 31, 2023, the amortized cost basis of the closed portfolio used in this hedging relationship was $706.7 million, the cumulative basis adjustments associated with this hedging relationship was $2.4 million, and the amount of the designated hedged item was $150.0 million.

As of March 31, 2023, the Company has interest rate swaps not designated as hedging instruments, to minimize interest rate risk exposure with loans to clients.

The Company accounts for all non-client related interest rate swaps as either effective cash flow or fair value swaps. None of the interest rate swap agreements contain any credit risk related contingent features. A hedging instrument is expected at inception to be highly effective at offsetting changes in the hedged transactions attributable to the changes in the hedged risk.

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

Information about derivative instruments at March 31, 2023 and December 31, 2022 is as follows:

	As of March 31, 2023
	Derivative Assets			Derivative Liabilities
	Original Notional Amount	Balance Sheet Location	Fair Value	Original Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Cash flow swaps	$125,000	Other assets	$6,314	$—	Accrued expenses and other liabilities	$—
Fair value swap	$150,000	Other assets	$—	$—	Accrued expenses and other liabilities	$2,394

Derivatives not designated as hedging instruments:
Cash flow swaps(1)	$38,500	Other assets	$3,234	$38,500	Accrued expenses and other liabilities	$3,234

(1) Represents interest rate swaps with commercial banking clients, which are offset by derivatives with a third party.

Accrued interest receivable related to interest rate swaps as of March 31, 2023 totaled $0.7 million and is excluded from the fair value presented in the table above. The fair value of interest rate swaps in a net asset position, including accrued interest, totaled $7.0 million as of March 31, 2023. The fair value of interest rate swaps in a net liability position, including accrued interest, totaled $2.4 million as of March 31, 2023.

	As of December 31, 2022
	Derivative Assets			Derivative Liabilities
	Original Notional Amount	Balance Sheet Location	Fair Value	Original Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Cash flow swaps	$125,000	Other assets	$8,292	$—	Accrued expenses and other liabilities	$—

Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$35,522	Other assets	$4,207	$35,522	Accrued expenses and other liabilities	$4,207

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
The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects to reclassify $3.9 million to reduce interest expense during the next 12 months.
The Company assesses the cash flow swaps hedge effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. The Company does not offset derivative assets and derivative liabilities for financial statement presentation purposes.
The Company assesses the effectiveness of the fair value swap hedge with a regression analysis that compares the changes in forward curves to determine the value. The effective portion of changes in the fair value of derivatives designated as fair value hedges is recorded through interest income. The Company does not offset derivative assets and derivative liabilities for financial statement presentation purposes.
Changes in the consolidated statements of comprehensive income (loss) related to interest rate derivatives designated as hedges of cash flows were as follows for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31,
(In thousands)	2023	2022
Interest rate swaps designated as cash flow hedges:
Unrealized (gain) loss recognized in accumulated other comprehensive income before reclassifications	$(999)	$10,174
Amounts reclassified from accumulated other comprehensive income	(982)	842
Income tax benefit (expense) on items recognized in accumulated other comprehensive income	402	(2,461)
Other comprehensive income (loss)	$(1,579)	$8,555

The above unrealized gains and losses are reflective of market interest rates as of the respective balance sheet dates. Generally, a lower interest rate environment will result in a negative impact to comprehensive income whereas a higher interest rate environment will result in a positive impact to comprehensive income.

The following table summarizes the effect of the fair value hedging relationship recognized in the consolidated statements of income for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31,
(In thousands)	2023	2022
Gain (loss) on fair value hedging relationship:
Hedged asset	$2,403	$—
Fair value derivative designated as hedging instrument	(2,353)	—
Total gain recognized in the consolidated statements of income within interest and fees on loans	$51	$—

The following tables summarize gross and net information about derivative instruments that are offset in the Consolidated Balance Sheets at March 31, 2023 and December 31, 2022:

	March 31, 2023
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets	$10,220	$—	$10,220	$—	$8,538	$1,682
(1) Includes accrued interest receivable totaling $672 thousand.

	March 31, 2023
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivative Liabilities	$5,650	$—	$5,650	$—	$—	$5,650
(1) Includes net accrued interest payable totaling $22 thousand.

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

The carrying values, fair values and placement in the fair value hierarchy of the Company's financial instruments at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$249,812	$249,812	$249,812	$—	$—
Federal funds sold	27,370	27,370	27,370	—	—
Marketable equity securities	2,028	2,028	2,028	—	—
Available for sale securities	103,171	103,171	—	103,171	—
Held to maturity securities	15,931	15,882	—	35	15,847
Loans receivable, net	2,724,514	2,681,275	—	—	2,681,275
Accrued interest receivable	14,261	14,261	—	14,261	—
FHLB stock	5,234	5,234	—	5,234	—
Servicing asset, net of valuation allowance	874	874	—	—	874
Derivative asset	9,548	9,548	—	9,548	—
Assets held for sale	—	—	—	—	—

Financial Liabilities:
Noninterest bearing deposits	$377,667	$377,667	$—	$377,667	$—
NOW and money market	964,098	964,098	—	964,098	—
Savings	117,986	117,986	—	117,986	—
Time deposits	1,338,557	1,331,090	—	—	1,331,090
Accrued interest payable	10,946	10,946	—	10,946	—
Advances from the FHLB	90,000	90,002	—	—	90,002
Subordinated debentures	69,020	62,267	—	—	62,267
Servicing liability	—	—	—	—	—
Derivative liability	5,628	5,628	—	5,628	—

	December 31, 2022
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$344,925	$344,925	$344,925	$—	$—
Federal funds sold	10,754	10,754	10,754	—	—
Marketable equity securities	1,988	1,988	1,988	—	—
Available for sale securities	103,663	103,663	51,489	52,174	—
Held to maturity securities	15,983	15,435	—	37	15,398
Loans receivable, net	2,646,384	2,594,819	—	—	2,594,819
Accrued interest receivable	13,070	13,070	—	13,070	—
FHLB stock	5,216	5,216	—	5,216	—
Servicing asset, net of valuation allowance	746	746	—	—	746
Derivative asset	12,499	12,499	—	12,499	—
Assets held for sale	—	—	—	—	—

Financial Liabilities:
Noninterest bearing deposits	$404,559	$404,559	$—	$404,559	$—
NOW and money market	1,017,925	1,017,925	—	1,017,925	—
Savings	151,944	151,944	—	151,944	—
Time deposits	1,226,390	1,214,073	—	—	1,214,073
Accrued interest payable	6,650	6,650	—	6,650	—
Advances from the FHLB	90,000	89,996	—	—	89,996
Subordinated debentures	68,959	62,687	—	—	62,687
Servicing liability	23	23	—	—	23
Derivative liability	4,207	4,207	—	4,207	—

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

Financial instruments measured at fair value on a recurring basis

The following table details the financial instruments carried at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the three months ended March 31, 2023 and for the year ended December 31, 2022.

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
March 31, 2023:
Marketable equity securities	$2,028	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	52,128	36,073	—
Corporate bonds	—	14,970	—
Derivative asset	—	9,548	—
Derivative liability	—	5,628	—

December 31, 2022:
Marketable equity securities	$1,988	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	51,489	36,936	—
Corporate bonds	—	15,238	—
Derivative asset	—	12,499	—
Derivative liability	—	4,207	—

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

The following table details the financial instruments measured at fair value on a nonrecurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
March 31, 2023:
Individually evaluated loans	$—	$—	$40,561
Servicing asset, net	—	—	874

December 31, 2022:
Individually evaluated loans	$—	$—	$41,929
Servicing asset, net	—	—	723

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at March 31, 2023 and December 31, 2022:

	Fair Value	Valuation Methodology	Unobservable Input	Range
	(Dollars in thousands)
March 31, 2023:
Individually evaluated loans	$17,182	Appraisals	Discount to appraised value	8.00%
	23,379	Discounted cash flows	Discount rate	3.00 - 6.00%
	$40,561

Servicing asset, net	$874	Discounted cash flows	Discount rate	10.00% (1)
			Prepayment rate	3.00 - 17.00%
December 31, 2022:
Individually evaluated loans	$17,477	Appraisals	Discount to appraised value	6.00-8.00%
	24,452	Discounted cash flows	Discount rate	3.00 - 6.75%
	$41,929

Servicing asset, net	$723	Discounted cash flows	Discount rate	10.00%(2)
			Prepayment rate	3.00 - 17.00%
(1) Servicing liabilities totaling $0.4 thousand were valued using a discount rate of 4.5%.
(2) Servicing liabilities totaling $23 thousand were valued using a discount rate of 0.8%.

Individually evaluated loans: Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated in accordance with ASC 310-10 when establishing the ACL-Loans. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or other assumptions. Estimates of fair value based on collateral are generally based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. For those loans where the primary source of repayment is cash flow from operations, adjustments include impairment amounts calculated based on the perceived collectability of interest payments on the basis of a discounted cash flow analysis utilizing a discount rate equivalent to the original note rate.

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

13. Subordinated debentures

On October 14, 2021, the Company completed a private placement of a $35.0 million fixed-to-floating rate subordinated note (the “2021 Note”) to an institutional accredited investor. The Company used the net proceeds to repay $15.5 million of outstanding subordinated debt and for general corporate purposes.

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

On August 19, 2022, the Company entered into a Subordinated Note Purchase Agreement with certain qualified institutional buyers, pursuant to which the Company issued and sold 6.0% fixed-to-floating rate subordinated notes due 2032 (the “2022 Notes”) in the aggregate principal amount of $35.0 million. The Company used the net proceeds from the sale of the 2022 Notes for general corporate purposes.

The 2022 Notes will bear interest at a fixed rate of 6.0% per year until August 31, 2027. Thereafter, the interest rate will reset quarterly at a variable rate equal to the then current three-month term SOFR plus 326 basis points. The 2022 Notes have a stated maturity of September 1, 2032 and are non-callable for five years. Beginning August 19, 2027, the Company may redeem the 2022 Notes, in whole or in part, at its option. The 2022 Notes are not subject to redemption at the option of the holder. The 2022 Notes have been structured to qualify for the Company as Tier 2 capital under regulatory guidelines.

The Company incurred certain costs associated with the issuance of its subordinated debt. The Company capitalized these costs and they have been presented within subordinated debentures on the consolidated balance sheets. At March 31, 2023 and December 31, 2022, unamortized debt issuance costs were $1.0 million and $1.0 million, respectively. Debt issuance costs amortize over the expected life of the related debt. For the three months ended March 31, 2023 and 2022 the amortization expense for debt issuance costs were $62 thousand and $30 thousand, respectively, and were recognized as an increase to interest expense on borrowings within the consolidated statements of income.

The Company recognized $0.8 million and $0.3 million in interest expense related to its subordinated debt for the three month periods ended March 31, 2023 and 2022, respectively.

14. Subsequent Events

On April 26, 2023, the Company’s Board of Directors declared a $0.20 per share cash dividend, payable on May 23, 2023 to shareholders of record on May 12, 2023.

On April 24, 2023, the Bank established a new retail branch located at 300 Atlantic Street, Stamford, CT. This replaced the branch located at 612 Bedford Street, Stamford, CT, which closed on April 21, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and related notes contained elsewhere in this report on Form 10-Q. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the Company’s Form 10-K filed for the year ended December 31, 2022 in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.” We assume no obligation to update any of these forward-looking statements.

General

Bankwell Financial Group, Inc. is a bank holding company headquartered in New Canaan, Connecticut. Through our wholly owned subsidiary, Bankwell Bank, or the Bank, we serve small and medium-sized businesses and retail clients. We have a history of building long-term client relationships and attracting new clients through what we believe is out superior service and our ability to deliver a diverse product offering.

The following discussion and analysis presents our results of operations and financial condition on a consolidated basis. However, because we conduct all of our material business operations through the Bank, the discussion and analysis relates to activities primarily conducted at the Bank.

We generate most of our revenue from interest on loans and investments and fee-based revenues. Our primary source of funding for our loans is deposits. Our largest expenses are interest on these deposits and salaries and related employee benefits. We measure our performance primarily through our net interest margin, efficiency ratio, ratio of ACL-Loans to total loans, return on average assets and return on average equity, among other metrics, while maintaining appropriate regulatory leverage and risk-based capital ratios.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our results of operations and financial condition are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from our current estimates, as a result of changing conditions and future events. We believe that accounting estimates related to the measurement of the ACL-Loans, the valuation of derivative instruments, investment securities and deferred income taxes, and the evaluation of investment securities for other than temporary impairment are particularly critical and susceptible to significant near-term change.

Earnings and Performance Overview

For the three months ended March 31, 2023, net interest income was $25.5 million, an increase of $6.0 million or 30.9% when compared to the same period in 2022. The increase in net interest income for the three months ended March 31, 2023 was primarily due to an increase in interest and fees on loans due to loan growth and higher overall loan yields. Loan interest income totaled $39.7 million for the three months ended March 31, 2023, compared to $21.4 million for the three months ended March 31, 2022. The increase in interest income for the three months ended March 31, 2023 was partially offset by an increase in interest expense on deposits, resulting from an increase in rates necessary to remain competitive in the current economic environment.

Noninterest income increased $0.6 million to $1.5 million for the three months ended March 31, 2023 compared to the same period in 2022. The increase in noninterest income was driven by SBA loan sales for the three months ended March 31, 2023 when compared to the same period in 2022.

Net income available to common shareholders was $10.4 million, or $1.33 per diluted share, and $8.2 million, or $1.04 per diluted share, for the three months ended March 31, 2023 and 2022, respectively. The increase in net income was a direct result of the aforementioned increases in revenues. In addition, the increase in net income was partially offset by an increase in the provision for credit losses and an increase in noninterest expense for the quarter ended March 31, 2023.

Returns on average shareholders' equity and average assets for the three months ended March 31, 2023 were 17.48% and 1.30%, respectively, compared to 16.05% and 1.35%, respectively, for the three months ended March 31, 2022.

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

FTE net interest income for the three months ended March 31, 2023 and 2022 was $25.6 million and $19.6 million, respectively.

FTE interest income for the three months ended March 31, 2023 increased by $22.0 million, or 98.4%, to $44.3 million, compared to FTE interest income for the three months ended March 31, 2022. This increase was due to an increase in interest and fees on loans due to loan growth and higher overall loan yields.

Interest expense for the three months ended March 31, 2023 increased by $16.0 million compared to interest expense for the three months ended March 31, 2022. The increase in interest expense for the three months ended March 31, 2023 was driven by an increase in interest expense on deposits, resulting from an increase in rates on interest bearing deposits.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following table presents the average balances and yields earned on interest earning assets and average balances and weighted average rates paid on our funding liabilities for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023			2022

(Dollars in thousands)	Average Balance	Interest	Yield / Rate (4)	Average Balance	Interest	Yield / Rate (4)
Assets:
Cash and Fed funds sold	$315,566	$3,568	4.59%	$346,183	$154	0.18%
Securities (1)	129,881	956	2.49	112,337	754	2.69
Loans:
Commercial real estate	1,918,551	25,585	5.33	1,343,565	14,997	4.46
Residential real estate	59,444	643	4.33	73,835	671	3.64
Construction	166,254	2,825	6.80	102,179	1,033	4.04
Commercial business	542,399	10,421	7.68	383,115	4,625	4.83
Consumer	18,536	249	5.45	6,054	102	6.85
Total loans	2,705,184	39,723	5.87	1,908,748	21,428	4.49
Federal Home Loan Bank stock	5,271	94	7.27	2,835	15	2.10
Total earning assets	3,155,902	$44,341	5.62%	2,370,103	$22,351	3.77%
Other assets	84,063			100,469
Total assets	$3,239,965			$2,470,572

Liabilities and shareholders' equity:
Interest bearing liabilities:
NOW	$92,918	$38	0.16%	$112,199	$47	0.17%
Money market	907,739	6,385	2.85	969,527	1,180	0.49
Savings	136,333	727	2.16	194,463	101	0.21
Time	1,252,564	9,883	3.20	453,805	878	0.78
Total interest bearing deposits	2,389,554	17,033	2.89	1,729,994	2,206	0.52
Borrowed money	161,202	1,717	4.26	84,452	586	2.77
Total interest bearing liabilities	2,550,756	$18,750	2.98%	1,814,446	$2,792	0.62%
Noninterest bearing deposits	403,920			405,400
Other liabilities	44,406			43,185
Total Liabilities	2,999,082			2,263,031
Shareholders' equity	240,883			207,541

Total liabilities and shareholders' equity	$3,239,965			$2,470,572
Net interest income (2)		$25,591			$19,559
Interest rate spread			2.64%			3.15%
Net interest margin (3)			3.24%			3.30%
(1)Average balances and yields for securities are based on amortized cost.
(2)The adjustment for securities and loans taxable equivalency amounted to $50 thousand and $49 thousand for the three months ended March 31, 2023 and 2022, respectively.
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

	Three Months Ended March 31, 2023 vs 2022 Increase (Decrease)
(In thousands)	Volume	Rate	Total
Interest and dividend income:
Cash and Fed funds sold	$(15)	$3,429	$3,414
Securities	125	77	202
Loans:
Commercial real estate	7,277	3,311	10,588
Residential real estate	(143)	115	(28)
Construction	856	936	1,792
Commercial business	2,386	3,410	5,796
Consumer	172	(25)	147
Total loans	10,548	7,747	18,295
Federal Home Loan Bank stock	20	59	79
Total change in interest and dividend income	10,678	11,312	21,990
Interest expense:
Deposits:
NOW	(8)	(2)	(10)
Money market	(80)	5,286	5,206
Savings	(39)	665	626
Time	3,276	5,730	9,006
Total deposits	3,149	11,679	14,828
Borrowed money	709	422	1,131
Total change in interest expense	3,858	12,101	15,959
Change in net interest income	$6,820	$(789)	$6,031

Provision for Credit Losses

The provision for credit losses is based on management’s periodic assessment of the adequacy of our ACL-Loans and ACL-Unfunded Commitments which, in turn, is based on interrelated factors such as the composition of our loan portfolio and its inherent risk characteristics, the level of nonperforming loans and net charge-offs, both current and historic, local economic and credit conditions, the direction of real estate values, and regulatory guidelines. The provision for credit losses is charged against earnings in order to maintain our ACL-Loans and ACL-Unfunded Commitments and reflects management’s best estimate of probable losses inherent in our loan portfolio as of the balance sheet date.

The provision for credit losses for the three months ended March 31, 2023 was $0.8 million compared to a provision for credit losses of $0.2 million for the three months ended March 31, 2022. On January 1, 2023, the Company adopted ASC 326 Financial Instruments - Credit Losses ("CECL"). Upon adoption of CECL, the Company recorded a one-time cumulative effect, pre-tax adjustment $5.1 million to the ACL-Loans and a corresponding net of tax adjustment to beginning retained earnings. The Company also recorded a one-time cumulative effect, pre-tax adjustment of $1.3 million to the ACL-Unfunded commitments (which is reflected in Accrued expenses and other liabilities on the Consolidated Balance Sheets) and a corresponding net of tax adjustment to beginning retained earnings.

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of fees generated from deposit relationships with our clients, fees generated from sales and referrals of loans, income earned on bank-owned life insurance and gains on sales of investment securities.

The following tables compare noninterest income for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2023	2022	$	%
Gains and fees from sales of loans	$931	$631	$300	47.5%
Bank-owned life insurance	281	260	21	8.1
Service charges and fees	286	240	46	19.2
Other	28	(173)	201	(116.2)
Total noninterest income	$1,526	$958	$568	59.3%
Noninterest income increased by $0.6 million to $1.5 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in noninterest income was driven by an increase in SBA loan sales during the first quarter of 2023.

Noninterest Expense

The following table compares noninterest expense for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2023	2022	$	%
Salaries and employee benefits	$6,081	$4,940	$1,141	23.1%
Occupancy and equipment	2,084	2,150	(66)	(3.1)
Professional services	1,322	981	341	34.8
Data processing	671	654	17	2.6
Director fees	392	352	40	11.4
FDIC insurance	1,062	223	839	376.2
Marketing	151	45	106	235.6
Other	928	580	348	60.0
Total noninterest expense	$12,691	$9,925	$2,766	27.9%

Noninterest expense increased by $2.8 million to $12.7 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in noninterest expense was primarily driven by an increase in salaries and employee benefits expense, professional services expense, and FDIC insurance.

Salaries and employee benefits expense totaled $6.1 million for the three months ended March 31, 2023, an increase of $1.1 million when compared to the same period in 2022. The increase in salaries and employee benefits expense was driven by an increase in full time equivalent employees, with full time equivalent employees totaling 135 for the three months ended March 31, 2023 compared to 126 for the same period in 2022. The increase in salaries and employee benefits expense was also due to lower loan originations, which reduced the amount of the Bank's ability to defer expenses.

Professional services expense totaled $1.3 million for the three months ended March 31, 2023, an increase of $0.3 million when compared to the same period in 2022. The increase in professional services expense was primarily driven by consulting fees.

FDIC insurance expense totaled $1.1 million for the quarter ended March 31, 2023, an increase of $0.8 million when compared to the same period in 2022. The increase in FDIC insurance expense is attributed to the overall balance sheet growth, increased use of brokered deposits, and an increase in FDIC insurance rates.

Income Taxes

Income tax expense for the three months ended March 31, 2023 and 2022 totaled $3.2 million and $2.1 million, respectively. The effective tax rates for the three months ended March 31, 2023 and 2022 were 23.4% and 20.4%, respectively.

Financial Condition

Summary

Assets totaled $3.25 billion at March 31, 2023 and remained flat compared to December 31, 2022. Gross loans totaled $2.8 billion at March 31, 2023, an increase of $83.8 million or 3.1% compared to December 31, 2022. Deposits totaled $2.8 billion at March 31, 2023, and remained flat compared to December 31, 2022.

Total shareholders’ equity at March 31, 2023 and December 31, 2022 was $242.3 million and $238.5 million, respectively. The increase in shareholders' equity was primarily driven by net income of $10.4 million for the three months ended March 31, 2023. The increase was partially offset by the Day 1 CECL adoption of $4.9 million, dividends paid of $1.6 million, and a $0.9 million unfavorable impact to accumulated other comprehensive income. The unfavorable impact to accumulated other comprehensive income was driven by fair value marks on the Company's Available for sale investment securities portfolio of $6.1 million partially offset by fair value marks related to hedge positions involving interest rate swaps of $5.0 million. The Company's interest rate swaps are used to hedge interest rate risk.

Loan Portfolio

We originate commercial real estate loans, construction loans, commercial business loans and consumer loans in our market. We also pursue certain types of commercial lending opportunities outside our market, particularly where we have strong business relationships. Our loan portfolio is the largest category of our earning assets.

Total loans before deferred loan fees and the ACL-Loans were $2.76 billion at March 31, 2023 and $2.68 billion at December 31, 2022. Total gross loans increased $83.8 million as of March 31, 2023 compared to the year ended December 31, 2022.

The following table compares the composition of our loan portfolio for the dates indicated:

(In thousands)	At March 31, 2023	At December 31, 2022	Change
Real estate loans:
Residential	$58,541	$60,588	$(2,047)
Commercial	1,960,712	1,921,252	39,460
Construction	177,115	155,198	21,917
	2,196,368	2,137,038	59,330
Commercial business	543,457	520,447	23,010
Consumer	19,463	17,963	1,500
Total loans	$2,759,288	$2,675,448	$83,840

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

The Company has established credit policies applicable to each type of lending activity in which it engages. The Company evaluates the creditworthiness of each client and extends credit of up to 85% of the market value of the collateral, depending on the borrower's creditworthiness and the type of collateral. The borrower’s ability to service the debt is monitored on an ongoing basis. Real estate is the primary form of collateral. Other important forms of collateral are business assets, time deposits and marketable securities. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment for commercial loans, to be based on the borrower’s ability to generate continuing cash flows. In the fourth quarter of 2017 management made the strategic decision to no longer originate residential mortgage loans. As of the beginning of the third quarter of 2019, the Company no longer offered home equity loans or lines of credit.

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

Nonperforming assets. Nonperforming assets include nonaccrual loans and property acquired through foreclosures or repossession. The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(In thousands)	At March 31, 2023	At December 31, 2022
Nonaccrual loans:
Real estate loans:
Residential	$1,443	$2,152
Commercial	1,912	2,781
Commercial business	1,528	2,126
Construction	9,382	9,382
Total nonaccrual loans	14,265	16,441
Other real estate owned	—	—
Total nonperforming assets	$14,265	$16,441

Nonperforming assets to total assets	0.44%	0.51%
Nonaccrual loans to total gross loans	0.52%	0.61%
ACL-loans as a % of total loans	1.01%	0.84%
ACL-loans as a % of nonperforming loans	196.27%	136.43%
Total past due loans to total gross loans	0.94%	0.60%

Nonperforming assets totaled $14.3 million and represented 0.44% of total assets at March 31, 2023, compared to $16.4 million and 0.51% of total assets at December 31, 2022. Nonaccrual loans totaled $14.3 million at March 31, 2023 and $16.4 million at December 31, 2022. Past due loans increased to $26.1 million, or 0.94% of total loans, as of March 31, 2023, compared to $16.1 million, or 0.60% of total loans, as of December 31, 2022. Of the March 31, 2023 past due loans, $10.0 million of loans were between 31 - 33 days past due and have subsequently become current. As of April 19, 2023, past due loans were $18.6 million or 0.67% of total loans.

ACL-Loans

We evaluate the adequacy of the ACL-Loans based on "forward looking" expected losses. Management believes that the current ACL-Loans will be adequate to absorb credit losses on existing loans that may become uncollectible based on the evaluation of known and inherent risks in the loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the portfolio, overall portfolio quality, and specific problem loans and current economic conditions which may affect the borrowers’ ability to pay. The evaluation also details historical losses by loan segment and the resulting credit loss rates which are projected for current loan total amounts. Loss estimates for specified problem loans are also detailed. All of the factors considered in the analysis of the adequacy of the ACL may be subject to change.

We estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of our ACL-Loans is based on internally assigned risk classifications of loans, the Bank’s and peer banks’ historical loss experience, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates.

Our general practice is to identify problem credits early and recognize full or partial charge-offs as promptly as practicable when it is determined that it is probable that the loan will not be repaid according to its original contractual terms, including principal and interest. Full or partial charge-offs on collateral dependent individually evaluated loans are recognized when the collateral is deemed to be insufficient to support the carrying value of the loan. We do not recognize a recovery when an updated appraisal indicates a subsequent increase in value of the collateral.

Our charge-off policies, which comply with standards established by our banking regulators, are consistently applied from period to period. Charge-offs are recorded on a monthly basis, as incurred. Partially charged-off loans continue to be evaluated on a monthly basis and additional charge-offs or provisions (credit) for credit losses may be recorded on the remaining loan balance based on the same criteria.

The following table presents the activity in our ACL-Loans and related ratios for the dates indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Balance at beginning of period	$22,431	$16,902
CECL Day 1 Adjustment	5,079	—
Balance at beginning of period-Adjusted	27,510	16,902
Charge-offs:
Commercial real estate	—	—
Commercial business	(440)	—
Consumer	(12)	(4)
Total charge-offs	(452)	(4)
Recoveries:
Commercial real estate	—	—
Commercial business	—	13
Consumer	6	1
Total recoveries	6	14
Net (charge-offs) recoveries	(446)	10
Provision for credit losses - loans	934	229
Balance at end of period	$27,998	$17,141
Net charge-offs to average loans	0.02%	—%
ACL-Loans to total gross loans	1.01%	0.86%

At March 31, 2023, our ACL-Loans was $28.0 million and represented 1.01% of total gross loans, compared to $22.4 million, or 0.84% of total gross loans, at December 31, 2022.

The following table presents the allocation of the ACL-Loans balance and the related allocation percentage of these loans across the total loan portfolio:

	At March 31, 2023		At December 31, 2022
(Dollars in thousands)	ACL-Loans	Loans as Percent of Total Loan Portfolio	ACL-Loans	Loans as Percent of Total Loan Portfolio
Residential real estate	$207	2.12%	$163	2.27%
Commercial real estate	19,413	71.06	15,597	71.81
Construction	1,070	6.42	311	5.80
Commercial business	6,593	19.70	6,214	19.45
Consumer	715	0.70	146	0.67
Total ACL-Loans	$27,998	100.00%	$22,431	100.00%

The allocation of the ACL-Loans at March 31, 2023 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the ACL-Loans at March 31, 2023 is appropriate to cover probable losses.

ACL- Unfunded Commitments

The ACL-Unfunded Commitments provides "forward looking" losses inherent with funding the unused portion of legal commitments to lend. The reserve for unfunded credit commitments is included within other liabilities in the accompanying Consolidated Balance Sheets. Changes in the ACL-Unfunded Commitments are reported as a component of the Provision for credit losses in the accompanying Consolidated Statements of Income.

Investment Securities

At March 31, 2023, the carrying value of our investment securities portfolio totaled $121.1 million and represented 3.7% of total assets, compared to $121.6 million, or 3.7% of total assets, at December 31, 2022.

The net unrealized loss position on our investment portfolio at March 31, 2023 was $8.0 million and included gross unrealized gains of $0.6 million. The net unrealized loss position on our investment portfolio at December 31, 2022 was $9.2 million and included gross unrealized gains of $0.3 million.

Deposit Activities and Other Sources of Funds

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest bearing demand	$377,667	13.50%	$404,559	14.44%
NOW	89,896	3.21	104,057	3.72
Money market	874,202	31.24	913,868	32.63
Savings	117,986	4.22	151,944	5.42
Time	1,338,557	47.83	1,226,390	43.79
Total deposits	$2,798,308	100.00%	$2,800,818	100.00%

Total deposits were $2.8 billion at March 31, 2023, a decrease of $2.5 million, from the balance at December 31, 2022.

Brokered certificates of deposits totaled $994.4 million at March 31, 2023 and $976.5 million at December 31, 2022. There were no certificates of deposits from national listing services at March 31, 2023 or December 31, 2022. Brokered money market accounts totaled $32.2 million at March 31, 2023 and $50.1 million at December 31, 2022. Brokered deposits represent brokered certificates of deposit, brokered money market accounts, one way buy Certificate of Deposit Account Registry Service (CDARS), and one way buy Insured Cash Sweep (ICS).
As of March 31, 2023, our insured deposits were $2,050.5 million, or 73% of total deposits. Insured deposits are comprised of $1,966.9 million of FDIC-insured deposits, or 70% of total deposits, and $83.6 million of deposits insured by standby letters of credit with the Federal Home Loan Bank of Boston, or 3% of total deposits. Of the $747.8 million deposits that are uninsured, approximately $50 million are deposits held as collateral on loans made by the Bank and required, per loan documentation, to remain at the Bank.
At March 31, 2023 and December 31, 2022, time deposits with a denomination of $100 thousand or more, including CDARS and other brokered deposits, totaled $1,251.2 million and $1,157.2 million, respectively, maturing during the periods indicated in the table below:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Maturing:
Within 3 months	$326,318	$251,036
After 3 but within 6 months	252,681	252,673
After 6 months but within 1 year	520,877	530,400
After 1 year	151,362	123,130
Total	$1,251,238	$1,157,239

We utilize advances from the Federal Home Loan Bank of Boston, or FHLB, as part of our overall funding strategy and to meet short-term liquidity needs, and to a lesser degree, manage interest rate risk arising from the difference in asset and liability maturities. Total FHLB advances were $90.0 million at March 31, 2023 and December 31, 2022, respectively.

The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At March 31, 2023, the Bank had pledged $898.2 million of eligible loans as collateral to support borrowing capacity at the FHLB of Boston. As of March 31, 2023, the Bank had immediate availability to borrow an additional $362.3 million based on qualified collateral.

At March 31, 2023, the Bank had a secured borrowing line with the FRB, a letter of credit with the FHLB, and unsecured lines of credit with Atlantic Community Bankers Bank, Zions Bank and Texas Capital Bank. The total borrowing line, letter, or line of credit and the amount outstanding at March 31, 2023 is summarized below:

	March 31, 2023
	Total Letter or Line of Credit	Total Outstanding
	(Dollars in thousands)
FRB	$694,380	$—
FHLB	550,166	187,883
Atlantic Community Bankers Bank	12,000	—
Zion Bank	45,000	—
Texas Capital Bank	10,000	—
Total	$1,311,546	$187,883

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

Capital Resources

Shareholders’ equity totaled $242.3 million as of March 31, 2023, an increase of $3.8 million compared to December 31, 2022, primarily a result of net income of $10.4 million for the three months ended March 31, 2023. The increase was partially offset by the Day 1 CECL adoption of $4.9 million, dividends paid of $1.6 million, and a $0.9 million unfavorable impact to accumulated other comprehensive income. The unfavorable impact to accumulated other comprehensive income was driven by fair value marks on the Company's Available for sale investment securities portfolio of $6.1 million partially offset by fair value marks related to hedge positions involving interest rate swaps of $5.0 million. The Company's interest rate swaps are used to hedge interest rate risk.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At March 31, 2023, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At March 31, 2023, the Bank’s ratio of Common Equity Tier 1 capital to risk-weighted assets was 10.17%, total capital to risk-weighted assets was 11.16%, Tier 1 capital to risk-weighted assets was 10.17% and Tier 1 capital to average assets was 9.22%.

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

We use two sets of standard scenarios to measure net interest income at risk. For the Parallel Ramp Scenarios, rate changes are ramped over a twelve-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Parallel Shock Scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Simulation analysis involves projecting a future balance sheet structure and interest income and expense under the various rate scenarios. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than: 6% for a 100 basis point shift; 12% for a 200 basis point shift; and 18% for a 300 basis point shift. Per Company policy, the Bank should not be outside these limits for twelve consecutive months unless the Bank's forecasted capital ratios are considered to be "well capitalized". As of March 31, 2023, the Bank has met all minimum regulatory capital requirements to be considered "well capitalized".

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning March 31, 2023 and December 31, 2022:

Parallel Ramp	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	March 31, 2023	December 31, 2022
-100	2.00%	2.20%
+200	(3.80)	(4.80)

Parallel Shock	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	March 31, 2023	December 31, 2022
-100	1.60%	2.20%
+100	(2.40)	(2.70)
+200	(5.50)	(6.00)
+300	(7.80)	(8.90)

The net interest income at risk simulation results indicate that, as of March 31, 2023, we remain liability sensitive. The liability sensitivity is due to the fact that there are more liabilities than assets subject to repricing as market rates change.

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

The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:

	Estimated Percent Change in Economic Value of Equity ("EVE")
Rate Changes (basis points)	March 31, 2023	December 31, 2022
-100	1.50%	2.30%
+100	(3.70)	(3.90)
+200	(9.40)	(9.30)
+300	(13.50)	(14.00)

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

(b) Change in internal controls:

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company and the Bank are periodically involved in various legal proceedings as normal incident to their businesses. In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 1A. Risk Factors

There were no material changes in risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC other than as follows:
Recent and future bank failures may adversely affect the national, regional, and local business environment, results of operations, and capital.

Recent and future bank failures may have a profound impact on the national, regional, and local business environment in which the Bank operates. The impact to the Bank may lead to business disruptions which may result in clients withdrawing their deposits from the Bank. Management currently expects that one result of the events in connection with the bank failures of Silicon Valley Bank in California, Signature Bank in New York, and First Republic Bank in California is that FDIC assessments will more likely than not increase the cost of doing business to the Bank. These possible impacts may adversely affect the Bank’s future operating results, including net income, and negatively impact capital. While the Bank currently does not expect the Government takeovers of Silicon Valley Bank, Signature Bank, and First Republic Bank to have a material negative effect, the Bank continues to monitor the ongoing events concerning these three banks and any future banks failures should they occur.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table includes information with respect to repurchases of the Company’s Common Stock during the three-month period ended March 31, 2023 under the Company’s share repurchase program.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2023 - January 31, 2023	—	$—	—	150,188
February 1, 2023 - February 28, 2023	—	—	—	150,188
March 1, 2023 - March 31, 2023	—	—	—	150,188
Total	—	$—	—

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

31.1	Certification of Christopher R. Gruseke pursuant to Rule 13a-14(a)

31.2	Certification of Courtney E. Sacchetti pursuant to Rule 13a-14(a)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Bankwell Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatting in Inline XBRL and contained in Exhibit 101)
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankwell Financial Group, Inc.
Date: May 10, 2023	/s/ Christopher R. Gruseke
Christopher R. Gruseke
President and Chief Executive Officer

Date: May 10, 2023	/s/ Courtney E. Sacchetti
Courtney E. Sacchetti
Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)