Form 10-Q
period 2023-06-30
Bankwell Financial Group, Inc.
filed 2023-08-09
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

or

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

As of July 31, 2023, there were 7,831,616 shares of the registrant’s common stock outstanding.

Bankwell Financial Group, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
Bankwell Financial Group, Inc.
Consolidated Balance Sheets - (unaudited)
(In thousands, except share data)

	June 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$207,345	$344,925
Federal funds sold	54,706	10,754
Cash and cash equivalents	262,051	355,679

Investment securities
Marketable equity securities, at fair value	2,017	1,988
Available for sale investment securities, at fair value	99,938	103,663
Held to maturity investment securities, at amortized cost (fair values of $15,499 and $15,435 at June 30, 2023 and December 31, 2022, respectively)	15,884	15,983
Total investment securities	117,839	121,634

Loans receivable (net of ACL-Loans of $30,694 at June 30, 2023 and $22,431 at December 31, 2022)	2,736,607	2,646,384
Accrued interest receivable	14,208	13,070
Federal Home Loan Bank stock, at cost	5,696	5,216
Premises and equipment, net	27,658	27,199
Bank-owned life insurance	50,816	50,243
Goodwill	2,589	2,589
Deferred income taxes, net	10,014	7,422
Other assets	25,229	23,013
Total assets	$3,252,707	$3,252,449
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$367,635	$404,559
Interest bearing deposits	2,421,228	2,396,259
Total deposits	2,788,863	2,800,818

Advances from the Federal Home Loan Bank	90,000	90,000
Subordinated debentures (face value of $70,000 and $70,000 at June 30, 2023 and December 31, 2022, respectively, less unamortized debt issuance costs of $918 and $1,041 at June 30, 2023 and December 31, 2022, respectively)	69,082	68,959
Accrued expenses and other liabilities	55,949	54,203
Total liabilities	3,003,894	3,013,980
Commitments and contingencies
Shareholders' equity
Common stock, no par value; 10,000,000 shares authorized, 7,829,950 and 7,730,699 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	116,541	115,018
Retained earnings	133,988	123,640
Accumulated other comprehensive loss	(1,716)	(189)
Total shareholders' equity	248,813	238,469

Total liabilities and shareholders' equity	$3,252,707	$3,252,449

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Income – (unaudited)
(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest and dividend income
Interest and fees on loans	$42,482	$25,141	$82,205	$46,569
Interest and dividends on securities	1,002	774	2,002	1,494
Interest on cash and cash equivalents	3,022	449	6,590	603
Total interest and dividend income	46,506	26,364	90,797	48,666

Interest expense
Interest expense on deposits	20,777	1,983	37,810	4,189
Interest expense on borrowings	1,738	558	3,455	1,144
Total interest expense	22,515	2,541	41,265	5,333

Net interest income	23,991	23,823	49,532	43,333

Provision (credit) for credit losses	2,579	(1,445)	3,405	(1,216)

Net interest income after provision for credit losses	21,412	25,268	46,127	44,549

Noninterest income
Bank-owned life insurance	292	265	573	525
Service charges and fees	361	249	647	489
Gains and fees from sales of loans	725	608	1,656	1,239
Other	23	30	51	(143)
Total noninterest income	1,401	1,152	2,927	2,110

Noninterest expense
Salaries and employee benefits	6,390	5,433	12,471	10,373
Occupancy and equipment	2,204	2,193	4,288	4,343
Professional services	692	1,000	2,014	1,981
Data processing	729	689	1,400	1,343
Director fees	453	339	845	691
FDIC insurance	1,050	262	2,112	485
Marketing	177	107	328	152
Other	946	913	1,874	1,493
Total noninterest expense	12,641	10,936	25,332	20,861
Income before income tax expense	10,172	15,484	23,722	25,798
Income tax expense	2,189	3,462	5,360	5,564
Net income	$7,983	$12,022	$18,362	$20,234

Earnings Per Common Share:
Basic	$1.02	$1.56	$2.36	$2.61
Diluted	$1.02	$1.55	$2.34	$2.58

Weighted Average Common Shares Outstanding:
Basic	7,593,417	7,556,645	7,574,160	7,596,639
Diluted	7,601,562	7,614,243	7,639,828	7,683,305
Dividends per common share	$0.20	$0.20	$0.40	$0.40

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Comprehensive Income (Loss) – (unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$7,983	$12,022	$18,362	$20,234
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains on available for sale securities	(1,941)	(1,924)	(1,189)	(6,691)
Reclassification adjustment for gain realized in net income	—	—	—	—
Net change in unrealized (losses) gains	(1,941)	(1,924)	(1,189)	(6,691)
Income tax benefit (expense)	446	430	328	1,494
Unrealized (losses) gains on securities, net of tax	(1,495)	(1,494)	(861)	(5,197)
Unrealized (losses) gains on interest rate swaps:
Unrealized gains (losses) on interest rate swaps	1,185	7,144	(796)	18,160
Income tax (expense) benefit	(272)	(1,596)	130	(4,057)
Unrealized gains (losses) on interest rate swaps, net of tax	913	5,548	(666)	14,103
Total other comprehensive (loss) income, net of tax	(582)	4,054	(1,527)	8,906
Comprehensive income	$7,401	$16,076	$16,835	$29,140

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders' Equity - (unaudited)
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at March 31, 2023	7,843,438	$115,875	$127,566	$(1,134)	$242,307
Net income	—	—	7,983	—	7,983
Other comprehensive income, net of tax	—	—	—	(582)	(582)
Cash dividends declared ($0.20 per share)	—	—	(1,561)	—	(1,561)
Stock-based compensation expense	—	666	—	—	666
Forfeitures of restricted stock	(13,488)	—	—	—	—
Issuance of restricted stock	—	—	—	—	—
Stock options exercised	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—
Balance at June 30, 2023	7,829,950	$116,541	$133,988	$(1,716)	$248,813

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at March 31, 2022	7,761,338	$114,882	$99,047	$(3,709)	$210,220
Net income	—	—	12,022	—	12,022
Other comprehensive income, net of tax	—	—	—	4,054	4,054
Cash dividends declared ($0.20 per share)	—	—	(1,546)	—	(1,546)
Stock-based compensation expense	—	717	—	—	717
Forfeitures of restricted stock	(9,449)	—	—	—	—
Warrants exercised	—	—	—	—	—
Issuance of restricted stock	500	—	—	—	—
Stock options exercised	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—
Balance at June 30, 2022	7,752,389	$115,599	$109,523	$345	$225,467

See accompanying notes to consolidated financial statements (unaudited)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2022	7,730,699	$115,018	$123,640	$(189)	$238,469
Cumulative effect of change in accounting principle (ASU No. 2016-13), net of tax	—	—	(4,893)	—	(4,893)
Balance as of January 1, 2023 as adjusted for changes in accounting principle	7,730,699	115,018	118,747	(189)	233,576
Net income	—	—	18,362	—	18,362
Other comprehensive income, net of tax	—	—	—	(1,527)	(1,527)
Cash dividends declared ($0.40 per share)	—	—	(3,121)	—	(3,121)
Stock-based compensation expense	—	1,368	—	—	1,368
Forfeitures of restricted stock	(15,438)	—	—	—	—
Issuance of restricted stock	106,009	—	—	—	—
Stock options exercised	8,680	155	—	—	155
Repurchase of common stock	—	—	—	—	—
Balance at June 30, 2023	7,829,950	$116,541	$133,988	$(1,716)	$248,813

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2021	7,803,166	$118,148	$92,400	$(8,561)	$201,987
Net income	—	—	20,234	—	20,234
Other comprehensive income, net of tax	—	—	—	8,906	8,906
Cash dividends declared ($0.40 per share)	—	—	(3,111)	—	(3,111)
Stock-based compensation expense	—	1,258	—	—	1,258
Forfeitures of restricted stock	(9,449)	—	—	—	—
Issuance of restricted stock	69,501	—	—	—	—
Stock options exercised	2,000	30	—	—	30
Repurchase of common stock	(112,829)	(3,837)	—	—	(3,837)
Balance at June 30, 2022	7,752,389	$115,599	$109,523	$345	$225,467

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows – (unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$18,362	$20,234
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on investment securities	35	171
Provision for credit losses	3,405	(1,216)
(Credit) provision for deferred income taxes	(676)	642
Change in fair value of marketable equity securities	(6)	55
Depreciation and amortization	1,780	1,590
Amortization of debt issuance costs	123	59
Increase in cash surrender value of bank-owned life insurance	(573)	(525)
Gains and fees from sales of loans	(1,656)	(1,239)
Stock-based compensation	1,368	1,258
Loss (gain) on sale of premises and equipment	13	(51)
Net change in:
Deferred loan fees	(328)	1,385
Accrued interest receivable	(1,139)	(535)
Other assets	(2,488)	19,182
Accrued expenses and other liabilities	1,521	5,542
Net cash provided by operating activities	19,741	46,552

Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	2,496	4,666
Proceeds from principal repayments on held to maturity securities	103	130
Purchases of marketable equity securities	(24)	(13)
Purchases of available for sale securities	—	(16,241)
Net increase in loans	(120,107)	(171,810)
Proceeds from sales of loans not originated for sale	21,219	11,421
Purchases of premises and equipment, net	(1,655)	(3,719)
Purchases of Federal Home Loan Bank stock	(480)	(2,250)
Net cash used in investing activities	(98,448)	(177,816)

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows - (unaudited) (Continued)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from financing activities
Net change in time certificates of deposit	$101,007	$18,852
Net change in other deposits	(112,962)	(109,325)
Net change in FHLB advances	—	55,000
Proceeds from exercise of options	155	30
Dividends paid on common stock	(3,121)	(3,111)
Repurchase of common stock	—	(3,837)
Net cash used in financing activities	(14,921)	(42,391)
Net decrease in cash and cash equivalents	(93,628)	(173,655)
Cash and cash equivalents:
Beginning of year	355,679	344,682
End of period	$262,051	$171,027
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$33,412	$5,799
Income taxes	7,318	5,837
Noncash investing and financing activities:
Net change in unrealized gains or losses on available for sale securities	(1,189)	(6,691)
Net change in unrealized gains or losses on interest rate swaps	(796)	18,160
Establishment of right-of-use asset and lease liability	597	—
Transfer of loans from held-for-investment to held-for-sale	19,564	10,182

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

Significant concentrations of credit risk

Many of the Company's activities are with clients located in Connecticut and New York, with the majority of the Company's commercial real estate investor loans in Connecticut and some New York metro area counties. Declines in property values in these areas could significantly impact the Company. The Company has a significant concentration in commercial real estate loans, with a growing percentage being owner-occupied, which present a lower risk profile.

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

Treasuries and Mortgage-Backed Securities are guaranteed by the U.S. Government and have minimal risk of loss. The Corporate Securities have minimal default risk. As such, Management has concluded that no allowance for expected credit losses is required for the Held to maturity investment securities or the Available for sale investment securities upon adoption of the standard on January 1, 2023.

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

ASU No. 2022-02, Financial Instruments Credit Losses (Topic 326): "Troubled Debt Restructurings and Vintage Disclosures". ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings (“TDRs”) in ASC 310-40, “Receivables - Troubled Debt Restructurings by Creditors” for entities that have adopted the current expected credit loss (“CECL”) model introduced by ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13”). ASU 2022-02 also requires that public business entities disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, “Financial Instruments—Credit Losses—Measured at Amortized Cost”. ASU 2022-02 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2022-02 on January 1, 2023 and it did not have a material effect on the Company’s consolidated financial statements.

2. Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at June 30, 2023 were as follows:

	June 30, 2023
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Due from one through five years	$55,262	$—	$(3,831)	$51,431
Due from five through ten years	29,315	—	(2,223)	27,092
Due after ten years	8,240	—	(945)	7,295
Total U.S. Government and agency obligations	92,817	—	(6,999)	85,818
Corporate bonds
Due from five through ten years	15,500	—	(2,444)	13,056
Due after ten years	1,500	—	(436)	1,064
Total corporate bonds	17,000	—	(2,880)	14,120

Total available for sale securities	$109,817	$—	$(9,879)	$99,938

Held to maturity securities:
State agency and municipal obligations
Due after ten years	$15,850	$376	$(761)	$15,465
Government-sponsored mortgage backed securities
No contractual maturity	34	—	—	34
Total held to maturity securities	$15,884	$376	$(761)	$15,499

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

There were no sales of investment securities during the six months ended June 30, 2023 or 2022.

At June 30, 2023 and December 31, 2022, none of the Company's securities were pledged as collateral with the Federal Home Loan Bank ("FHLB") or any other institution.

As of June 30, 2023 and December 31, 2022, the actual durations of the Company's available for sale securities were significantly shorter than the stated maturities.

As of June 30, 2023, the Company held marketable equity securities with a fair value of $2.0 million and an amortized cost of $2.2 million. At December 31, 2022, the Company held marketable equity securities with a fair value of $2.0 million and an amortized cost of $2.1 million. These securities represent an investment in mutual funds that have an objective to make investments for Community Reinvestment Act ("CRA") purposes.

The following tables provide information regarding available for sale securities and held to maturity securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2023 and December 31, 2022:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)

June 30, 2023
U.S. Government and agency obligations	$14,325	$(294)	0.32%	$71,493	$(6,705)	7.22%	$85,818	$(6,999)	7.54%
Corporate bonds	1,247	(253)	1.49	12,874	(2,627)	15.45	14,121	(2,880)	16.94
State agency and municipal obligations	3,366	(9)	0.08	3,989	(752)	6.85	7,355	(761)	6.93
Total investment securities	$18,938	$(556)	0.46%	$88,356	$(10,084)	8.35%	$107,294	$(10,640)	8.81%

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)

December 31, 2022
U.S. Government and agency obligations	$55,443	$(3,027)	3.17%	$32,982	$(3,900)	4.09%	$88,425	$(6,927)	7.26%
Corporate bonds	8,838	(1,162)	6.84	6,400	(600)	3.50	15,238	(1,762)	10.34
State agency and municipal obligations	6,388	(85)	0.77	3,807	(779)	7.05	10,195	(864)	7.82
Total investment securities	$70,669	$(4,274)	3.46%	$43,189	$(5,279)	4.28%	$113,858	$(9,553)	7.74%

There were thirty-five and thirty-six available for sale securities or held to maturity securities as of June 30, 2023 and December 31, 2022, respectively, in which the fair value of the security was less than the amortized cost of the security.

The U.S. Government and agency obligations owned are either direct obligations of the U.S. Government or guaranteed by the U.S. Government, therefore the contractual cash flows are guaranteed and as a result the unrealized losses in this portfolio are considered to be only temporarily impaired.

The corporate bonds are investments in subordinated debt of federally insured banks, the majority of which are callable after five years of origination. The Company monitors its corporate bond, state agency and municipal bond portfolios and have minimal default risk.

The Company has the intent and ability to retain its investment securities in an unrealized loss position at June 30, 2023 until the decline in value has recovered or the security has matured.

3. Loans Receivable and ACL-Loans

The following table sets forth a summary of the loan portfolio at June 30, 2023 and December 31, 2022:

(In thousands)	June 30, 2023	December 31, 2022
Real estate loans:
Residential	$54,631	$60,588
Commercial	1,930,972	1,921,252
Construction	219,615	155,198
	2,205,218	2,137,038

Commercial business (1)	530,913	520,447

Consumer	37,474	17,963
Total loans	2,773,605	2,675,448

ACL-Loans	(30,694)	(22,431)
Deferred loan origination fees, net	(6,304)	(6,633)
Loans receivable, net	$2,736,607	$2,646,384

(1) The June 30, 2023 and December 31, 2022 balances include $26 thousand and $33 thousand, respectively, of Paycheck Protection Program ("PPP") loans made under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act").

Lending activities consist of commercial real estate loans, commercial business loans and, to a lesser degree, a variety of consumer loans. Loans may also be granted for the construction of commercial properties. The majority of commercial mortgage loans are collateralized by first or second mortgages on real estate.

Risk management

The Company has established credit policies applicable to each type of lending activity in which it engages. The Company evaluates the creditworthiness of each client and extends credit of up to 80% of the market value of the collateral, (85% maximum for owner occupied commercial real estate), depending on the client's creditworthiness and the type of collateral. The client’s ability to service the debt is monitored on an ongoing basis. Real estate is the primary form of collateral. Other important forms of collateral are business assets, time deposits and marketable securities. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment for commercial loans to be based on the client’s ability to generate continuing cash flows. The Company does not provide first or second consumer mortgage loans secured by residential properties but has a small legacy portfolio which continues to amortize, pay off due to the sale of the collateral, or refinance away from the Company.

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

Commercial Business: This portfolio segment includes commercial business loans secured by assignments of corporate assets and personal guarantees of the business owners. Commercial business loans generally have higher interest rates and shorter terms than other loans, and their repayment generally depends on the successful operation of the client’s business.

Consumer: This portfolio segment includes loans secured by savings or certificate accounts, automobiles, as well as unsecured personal loans and overdraft lines of credit. In addition, there are loans to finance insurance premiums, secured primarily by the cash surrender value of life insurance and marketable securities.

ACL-Loans

The following tables set forth the activity in the Company’s ACL-Loans for the three and six months ended June 30, 2023 and 2022, by portfolio segment:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended June 30, 2023
Beginning balance	$207	$19,413	$1,070	$6,593	$715	$27,998
Charge-offs	—	—	—	—	(25)	(25)
Recoveries	—	—	—	32	11	43
(Credit) provision for credit losses	(17)	535	728	163	1,269	2,678
Ending balance	$190	$19,948	$1,798	$6,788	$1,970	$30,694

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended June 30, 2022
Beginning balance	$358	$13,441	$56	$3,254	$32	$17,141
Charge-offs	—	—	—	—	—	—
Recoveries	—	77	—	—	—	77
(Credit) provision for credit losses	(27)	(2,038)	39	548	33	(1,445)
Ending balance	$331	$11,480	$95	$3,802	$65	$15,773

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Six Months Ended June 30, 2023
Balance As of December 31,2022	$163	$15,597	$311	$6,214	$146	$22,431
Day1 effect of CECL	80	4,987	611	(1,125)	526	5,079
Balance as of January 1, 2023 as adjusted for changes in accounting principle	243	20,584	922	5,089	672	27,510
Charge-offs	—	—	—	(439)	(37)	(476)
Recoveries	—	—	—	33	15	48
(Credit) provision for credit losses	(53)	(636)	876	2,105	1,320	3,612
Ending balance	$190	$19,948	$1,798	$6,788	$1,970	$30,694

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Six Months Ended June 30, 2022
Beginning balance	$504	$12,751	$4	$3,590	$53	$16,902
Charge-offs	—	—	—	—	(4)	(4)
Recoveries	—	77	—	13	1	91
(Credit) provision for credit losses	(173)	(1,348)	91	199	15	(1,216)
Ending balance	$331	$11,480	$95	$3,802	$65	$15,773

We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purpose of the tables below. The following tables present loans by origination and risk designation as of June 30, 2023 and December 31, 2022 (dollars in thousands):

Term Loans
Amortized Cost Balances by Origination Year as of June 30, 2023
	2023	2022	2021	2020	2019	Prior	Total
Residential Real Estate Loans
Pass	$—	$—	$—	$—	$—	$50,921	$50,921
Special Mention	—	—	—	—	—	146	146
Substandard	—	—	—	—	—	3,798	3,798
Doubtful	—	—	—	—	—	—	—
Total Residential Real Estate Loans	$—	$—	$—	$—	$—	$54,865	$54,865
Residential Real Estate charge-off
Current period net charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate Loans
Pass	$92,642	$782,058	$335,752	$93,528	$137,241	$462,293	$1,903,514
Special Mention	—	—	—	7,327	—	7,106	14,433
Substandard	—	—	10,985	—	—	6,765	17,750
Doubtful	—	—	—	—	—	52	52
Total Commercial Real Estate Loans	$92,642	$782,058	$346,737	$100,855	$137,241	$476,216	$1,935,749
Commercial Real Estate charge-off
Current period net charge-offs	$—	$—	$—	$—	$—	$—	$—

Construction Loans
Pass	$30,791	$100,353	$30,653	$40,662	$7,999	$—	$210,458
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	9,362	9,362
Doubtful	—	—	—	—	—	—	—
Total Construction Loans	$30,791	$100,353	$30,653	$40,662	$7,999	$9,362	$219,820
Construction charge-off
Current period net charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Business Loans
Pass	$55,021	$289,521	$106,105	$11,712	$7,038	$38,528	$507,925
Special Mention	11,171	—	964	—	—	—	12,135
Substandard	—	8,274	2,682	—	—	2,023	12,979
Doubtful	—	—	—	—	4	194	198
Total Commercial Business Loans	$66,192	$297,795	$109,751	$11,712	$7,042	$40,745	$533,237
Commercial Business charge-off
Current period net charge-offs	$—	$—	$—	$—	$407	$—	$407

Consumer Loans
Pass	$8,544	$24,624	$4,018	$—	$—	$46	$37,232
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Consumer Loans	$8,544	$24,624	$4,018	$—	$—	$46	$37,232
Consumer charge-off
Current period net charge-offs	$21	$—	$—	$—	$—	$—	$21

Total Loans
Pass	$186,998	$1,196,556	$476,528	$145,902	$152,278	$551,788	$2,710,050
Special Mention	11,171	—	964	7,327	—	7,252	26,714
Substandard	—	8,274	13,667	—	—	21,948	43,889
Doubtful	—	—	—	—	4	246	250
Total Loans	$198,169	$1,204,830	$491,159	$153,229	$152,282	$581,234	$2,780,903
Total charge-off
Current period net charge-offs	$21	$—	$—	$—	$407	$—	$428

Term Loans
Amortized Cost Balances by Origination Year as of December 31, 2022
	2022	2021	2020	2019	2018	Prior	Total
Residential Real Estate Loans
Pass	$—	$—	$—	$—	$145	$56,670	$56,815
Special Mention	—	—	—	—	—	147	147
Substandard	—	—	—	—	40	3,819	3,859
Doubtful	—	—	—	—	—	—	—
Total Residential Real Estate Loans	$—	$—	$—	$—	$185	$60,636	$60,821
Residential Real Estate charge-off
Current period net charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate Loans
Pass	$793,594	$364,308	$102,569	$142,681	$80,424	$415,810	$1,899,386
Special Mention	—	—	—	—	—	471	471
Substandard	—	10,977	—	—	—	14,252	25,229
Doubtful	—	—	—	—	—	67	67
Total Commercial Real Estate Loans	$793,594	$375,285	$102,569	$142,681	$80,424	$430,600	$1,925,153
Commercial Real Estate charge-off
Current period net charge-offs	$(76)	$—	$—	$—	$—	$—	$(76)

Construction Loans
Pass	$85,559	$15,379	$36,766	$7,902	$—	$—	$145,606
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	9,362	9,362
Doubtful	—	—	—	—	—	—	—
Total Construction Loans	$85,559	$15,379	$36,766	$7,902	$—	$9,362	$154,968
Construction charge-off
Current period net charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Business Loans
Pass	$326,881	$122,914	$13,048	$12,752	$7,066	$36,009	$518,670
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	1,768	8	2,339	4,115
Doubtful	—	—	—	—	—	215	215
Total Commercial Business Loans	$326,881	$122,914	$13,048	$14,520	$7,074	$38,563	$523,000
Commercial Business charge-off
Current period net charge-offs	$(24)	$—	$—	$—	$—	$(11)	$(35)

Consumer Loans
Pass	$16,490	$—	$—	$—	$—	$45	$16,535
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Consumer Loans	$16,490	$—	$—	$—	$—	$45	$16,535
Consumer charge-off
Current period net charge-offs	$18	$—	$—	$—	$—	$1	$19

Total Loans
Pass	$1,222,524	$502,601	$152,383	$163,335	$87,635	$508,534	$2,637,012
Special Mention	—	—	—	—	—	618	618
Substandard	—	10,977	—	1,768	48	29,772	42,565
Doubtful	—	—	—	—	—	282	282
Total Loans	$1,222,524	$513,578	$152,383	$165,103	$87,683	$539,206	$2,680,477
Total charge-off
Current period net charge-offs	$(82)	$—	$—	$—	$—	$(10)	$(92)

Loans evaluated for impairment and the related ACL-Loans as of June 30, 2023 and December 31, 2022 were as follows:

	Portfolio	ACL-Loans
	(In thousands)
June 30, 2023
Loans individually evaluated for impairment:
Residential real estate	$3,784	$—
Commercial real estate	17,797	681
Construction	9,382	—
Commercial business	4,824	—
Subtotal	35,787	681
Loans collectively evaluated for impairment:
Residential real estate	50,847	190
Commercial real estate	1,913,175	19,266
Construction	210,233	1,798
Commercial business	526,089	6,788
Consumer	37,474	1,971
Subtotal	2,737,818	30,013

Total	$2,773,605	$30,694

	Portfolio	ACL-Loans
	(In thousands)
December 31, 2022
Loans individually evaluated for impairment:
Residential real estate	$3,846	$—
Commercial real estate	25,292	754
Construction	9,382	—
Commercial business	4,310	147
Subtotal	42,830	901
Loans collectively evaluated for impairment:
Residential real estate	56,742	163
Commercial real estate	1,895,960	14,843
Construction	145,816	311
Commercial business	516,137	6,067
Consumer	17,963	146
Subtotal	2,632,618	21,530

Total	$2,675,448	$22,431

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

The following tables present credit risk ratings by loan segment as of June 30, 2023 and December 31, 2022:

	Commercial Credit Quality Indicators
	June 30, 2023				December 31, 2022
	Commercial Real Estate	Construction	Commercial Business	Total	Commercial Real Estate	Construction	Commercial Business	Total
	(In thousands)
Pass	$1,906,075	$210,233	$505,747	$2,622,055	$1,895,492	$145,816	$516,136	$2,557,444
Special Mention	7,101	—	20,342	27,443	468	—	—	468
Substandard	17,743	9,382	4,636	31,761	25,224	9,382	4,095	38,701
Doubtful	53	—	188	241	68	—	216	284
Loss	—	—	—	—	—	—	—	—
Total loans	$1,930,972	$219,615	$530,913	$2,681,500	$1,921,252	$155,198	$520,447	$2,596,897

	Residential and Consumer Credit Quality Indicators
	June 30, 2023			December 31, 2022
	Residential Real Estate	Consumer	Total	Residential Real Estate	Consumer	Total
	(In thousands)
Pass	$50,703	$37,474	$88,177	$56,597	$17,963	$74,560
Special Mention	144	—	144	145	—	145
Substandard	3,784	—	3,784	3,846	—	3,846
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total loans	$54,631	$37,474	$92,105	$60,588	$17,963	$78,551

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

The following tables set forth certain information with respect to the Company's loan portfolio delinquencies by portfolio segment as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$—	$739	$131	$870	$53,761	$54,631
Commercial real estate	707	—	1,851	2,558	1,928,414	1,930,972
Construction	—	—	9,382	9,382	210,233	219,615
Commercial business	11,246	11,125	768	23,139	507,774	530,913
Consumer	—	10	—	10	37,464	37,474
Total loans	$11,953	$11,874	$12,132	$35,959	$2,737,646	$2,773,605

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$1,969	$—	$171	$2,140	$58,448	$60,588
Commercial real estate	66	—	2,540	2,606	1,918,646	1,921,252
Construction	—	—	9,382	9,382	145,816	155,198
Commercial business	23	—	1,910	1,933	518,514	520,447
Consumer	—	—	—	—	17,963	17,963
Total loans	$2,058	$—	$14,003	$16,061	$2,659,387	$2,675,448

There were no loans delinquent greater than 90 days and still accruing interest as of June 30, 2023 or December 31, 2022.

Loans on nonaccrual status

The following is a summary of nonaccrual loans by portfolio segment as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(In thousands)
Residential real estate	$1,429	$2,152
Commercial real estate	1,905	2,781
Commercial business	2,815	2,126
Construction	9,382	9,382
Total	$15,531	$16,441

Interest income on loans that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the six months ended June 30, 2023 and 2022 was $4.2 million and $0.4 million, respectively. There was no interest income recognized on these loans for the six months ended June 30, 2023 and 2022.

At June 30, 2023 and December 31, 2022, there were no commitments to lend additional funds to any borrower on nonaccrual status. Nonaccrual loans with no specific reserve totaled $26.6 million and $14.7 million at June 30, 2023 and December 31, 2022, respectively, as these loans were deemed to be adequately collateralized.

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

The following table summarizes individually evaluated loans by portfolio segment as of June 30, 2023 and December 31, 2022:

	Carrying Amount		Unpaid Principal Balance		Associated ACL-Loans
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
	(In thousands)
Individually evaluated loans without a valuation allowance:
Residential real estate	$3,784	$3,846	$4,067	$4,104	$—	$—
Commercial real estate	1,904	2,782	2,078	3,108	—	—
Construction	9,382	9,382	9,382	9,382	—	—
Commercial business	4,824	2,551	5,158	2,793	—	—
Total individually evaluated loans without a valuation allowance	19,894	18,561	20,685	19,387	—	—

Individually evaluated loans with a valuation allowance:
Residential real estate	$—	$—	$—	$—	$—	$—
Commercial real estate	15,893	22,511	15,893	22,511	681	754
Commercial business	—	1,758	—	1,758	—	147
Total individually evaluated loans with a valuation allowance	15,893	24,269	15,893	24,269	681	901
Total individually evaluated loans	$35,787	$42,830	$36,578	$43,656	$681	$901

The following table summarizes the average carrying amount of individually evaluated loans and interest income recognized on individually evaluated loans by portfolio segment for the three and six months ended June 30, 2023 and 2022:

	Average Carrying Amount		Interest Income Recognized
	Three Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Individually evaluated loans without a valuation allowance:
Residential real estate	$3,794	$2,174	$20	$—
Commercial real estate	1,907	1,158	—	—
Commercial business	4,901	1,002	40	5
Construction	9,382	9,382	—	—
Total individually evaluated loans without a valuation allowance	19,984	13,716	60	5
Individually evaluated loans with a valuation allowance:
Residential real estate	$—	$1,729	$—	$12
Commercial real estate	15,890	24,457	87	139
Commercial business	—	2,000	—	13
Total individually evaluated loans with a valuation allowance	15,890	28,186	87	164
Total individually evaluated loans	$35,874	$41,902	$147	$169

	Average Carrying Amount		Interest Income Recognized
	Six Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Individually evaluated loans without a valuation allowance:
Residential real estate	$3,814	$2,182	$40	$—
Commercial real estate	1,912	1,213	—	—
Commercial business	5,035	1,020	84	10
Construction	9,382	9,217	—	—
Total individually evaluated loans without a valuation allowance	20,143	13,632	124	10
Individually evaluated loans with a valuation allowance:
Residential real estate	$—	$1,737	$—	$24
Commercial real estate	15,891	24,450	173	278
Construction	—	2,139	—	27
Total individually evaluated loans with a valuation allowance	15,891	28,326	173	329
Total individually evaluated loans	$36,034	$41,958	$297	$339

Loan Modifications

A loan will be considered modified as defined by ASU 2022-02 when both of the following conditions are met: 1) the borrower is experiencing financial difficulties and 2) the modification constitutes a direct change in contractual cash flows. Modified terms are dependent upon the financial position and needs of the individual borrower.

There were no new loan modifications reportable under ASU 2022-02 at June 30, 2023. Information on loan modifications prior to the adoption of ASU 2022-02 is presented in accordance with the applicable accounting standards in effect at that time. As of December 31, 2022, loan modifications totaled $22.2 million. The following table provides information on loans that were modified during the periods indicated.

	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2023	2022	2023	2022	2023	2022
Three Months Ended June 30,
Residential real estate	—	1	$—	$703	$—	$703
Commercial business	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Total	—	1	$—	$703	$—	$703

	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2023	2022	2023	2022	2023	2022
Six Months Ended June 30,
Residential real estate	—	1	$—	$703	$—	$703
Commercial business	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Total	—	1	$—	$703	$—	$703

The following table provides information on how loans were modified during the three and six months ended June 30, 2023 and June 30, 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Payment concession	$—	$703	$—	$703
Maturity, rate and payment concession	—	—	—	—
Rate concession	—	—	—	—
Total	$—	$703	$—	$703

Allowance for credit losses (ACL)-Unfunded Commitments

As part of adoption of CECL, the Company has recorded ACL-Unfunded Commitments in Accrued expenses and other liabilities. The provision is recorded within the Provision for credit losses on the Company’s Consolidated Statements of Income. The following table presents a roll forward of the ACL-Unfunded Commitments for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Balance at Beginning of period	$1,165	$35	$80	$170
Reversal of prior unfunded reserve	—	—	(80)	—
Day 1 effect of CECL	—	—	1,273	—
(Credit) for credit losses (unfunded commitments)[1]	(99)	25	(207)	(110)
Balance at end of period	$1,066	$60	$1,066	$60

(1) In 2022, unfunded commitments were recorded as "Other" in noninterest expense.

Components of Provision for Credit Losses

The following table summarizes the Provision for credit losses for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Provision (credit) for credit losses (loans)	$2,678	$(1,445)	$3,612	$(1,216)
(Credit) for credit losses (unfunded commitments)[1]	(99)	—	(207)	—
Provision (credit) for credit losses	$2,579	$(1,445)	$3,405	$(1,216)

(1) In 2022, unfunded commitments was recorded as "Other" in noninterest expense.

4. Shareholders' Equity

Common Stock

The Company has 10,000,000 shares authorized and 7,829,950 shares issued and outstanding at June 30, 2023 and 10,000,000 shares authorized and 7,730,699 shares issued and outstanding at December 31, 2022. The Company's stock is traded on the Nasdaq Global stock market under the ticker symbol BWFG.

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

Issuer Purchases of Equity Securities

On December 19, 2018, the Company's Board of Directors authorized a share repurchase program of up to 400,000 shares of the Company's Common Stock and, on October 27, 2021, the Company’ Board of Directors authorized the repurchase of an additional 200,000 shares under its share repurchase program. The Company intends to accomplish the share repurchases through open market transactions, though the Company could accomplish repurchases through other means, such as privately negotiated transactions. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The share repurchase plan does not obligate the Company to acquire any particular amount of Common Stock, and it may be modified or suspended at any time at the Company's discretion. During the six months ended June 30, 2023, the Company purchased no shares of its Common Stock. During the year ended December 31, 2022, the Company purchased 166,375 shares of its Common Stock at a weighted average price of $33.30 per share.

5. Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives. The Company's derivative instruments are utilized to manage economic risks, including interest rate risk. Changes in fair value of the Company's cash flow swap derivatives are primarily driven by changes in interest rates and recognized in other comprehensive income. The Company’s total comprehensive income or loss for the three and six months ended June 30, 2023 and June 30, 2022 is reported in the Consolidated Statements of Comprehensive Income.

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax for the three and six months ended June 30, 2023 and June 30, 2022:

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at March 31, 2023	$(6,116)	$4,982	$(1,134)
Other comprehensive (loss) income before reclassifications, net of tax	(1,495)	1,770	275
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(857)	(857)
Net other comprehensive (loss) income	(1,495)	913	(582)
Balance at June 30, 2023	$(7,611)	$5,895	$(1,716)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at March 31, 2022	$(2,052)	$(1,657)	$(3,709)
Other comprehensive (loss) income before reclassifications, net of tax	(1,494)	5,212	3,718
Amounts reclassified from accumulated other comprehensive income, net of tax	—	336	336
Net other comprehensive (loss) income	(1,494)	5,548	4,054
Balance at June 30, 2022	$(3,546)	$3,891	$345

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2022	$(6,750)	$6,561	$(189)
Other comprehensive (loss) income before reclassifications, net of tax	(861)	973	112
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(1,639)	(1,639)
Net other comprehensive (loss) income	(861)	(666)	(1,527)
Balance at June 30, 2023	$(7,611)	$5,895	$(1,716)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2021	$1,651	$(10,212)	$(8,561)
Other comprehensive (loss) income before reclassifications, net of tax	(5,197)	13,112	7,915
Amounts reclassified from accumulated other comprehensive income, net of tax	—	991	991
Net other comprehensive (loss) income	(5,197)	14,103	8,906
Balance at June 30, 2022	$(3,546)	$3,891	$345

The following table provides information for the items reclassified from accumulated other comprehensive income or loss:

Accumulated Other Comprehensive Income Components	Three Months Ended June 30,		Six Months Ended June 30,		Associated Line Item in the Consolidated Statements of Income
	2023	2022	2023	2022
	(In thousands)
Derivatives:
Unrealized gains (losses) on derivatives	$1,112	$(433)	$2,094	$(1,276)	Interest expense on borrowings
Tax (expense) benefit	(255)	97	(455)	285	Income tax expense
Net of tax	$857	$(336)	$1,639	$(991)

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

The following table is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Net income	$7,983	$12,022	$18,362	$20,234
Dividends to participating securities(1)	(41)	(33)	(84)	(68)
Undistributed earnings allocated to participating securities(1)	(172)	(224)	(403)	(371)
Net income for earnings per share calculation	$7,770	$11,765	$17,875	$19,795

Weighted average shares outstanding, basic	7,593	7,557	7,574	7,597
Effect of dilutive equity-based awards(2)	9	57	66	86
Weighted average shares outstanding, diluted	7,602	7,614	7,640	7,683
Net earnings per common share:
Basic earnings per common share	$1.02	$1.56	$2.36	$2.61
Diluted earnings per common share	$1.02	$1.55	$2.34	$2.58
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

Under the current guidelines, banking organizations must have a minimum total risk-based capital ratio of 8.0%, a minimum Tier 1 risk-based capital ratio of 6.0%, a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, and a minimum leverage ratio of 4.0% in order to be "adequately capitalized." In addition to these requirements, banking organizations must maintain a capital conservation buffer consisting of common equity in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk-weighted assets, resulting in a requirement for the Bank to effectively maintain Common Equity Tier 1, Tier 1 and total capital ratios of 7.0%, 8.5% and 10.5%, respectively. The Bank must maintain the capital conservation buffer to avoid restrictions on the ability to pay dividends, pay discretionary bonuses, or to engage in share repurchases.

The Company is subject to the Federal Reserve Small Bank Holding Company Policy Statement. The Company will no longer be eligible for the Small Bank Holding Company Policy Statement as of March 2024; as the Company’s consolidated assets were above $3.0 billion as of June 30, 2023.

Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.

As of June 30, 2023, the Bank and Company met all capital adequacy requirements to which they are subject. There are no conditions or events since then that management believes have changed this conclusion.

The capital amounts and ratios for the Bank and the Company at June 30, 2023 and December 31, 2022 were as follows:

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
June 30, 2023
Common Equity Tier 1 Capital to Risk-Weighted Assets	$305,467	10.34%	$206,864	7.00%	$192,088	6.50%
Total Capital to Risk-Weighted Assets	337,227	11.41%	310,296	10.50%	295,520	10.00%
Tier I Capital to Risk-Weighted Assets	305,467	10.34%	251,192	8.50%	236,416	8.00%
Tier I Capital to Average Assets	305,467	9.41%	129,850	4.00%	162,312	5.00%
			Minimum Regulatory Capital Required for Capital Adequacy		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Financial Group, Inc.
June 30, 2023
Common Equity Tier 1 Capital to Risk-Weighted Assets	$247,302	8.36%	$207,099	4.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	348,144	11.77%	310,649	8.00%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	247,302	8.36%	251,478	6.00%	N/A	N/A
Tier I Capital to Average Assets	247,302	7.61%	129,966	4.00%	N/A	N/A

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
December 31, 2022
Common Equity Tier 1 Capital to Risk-Weighted Assets	$294,926	10.28%	$200,785	7.00%	$186,443	6.50%
Total Capital to Risk-Weighted Assets	317,437	11.07%	301,177	10.50%	286,836	10.00%
Tier I Capital to Risk-Weighted Assets	294,926	10.28%	243,810	8.50%	229,469	8.00%
Tier I Capital to Average Assets	294,926	9.88%	119,361	4.00%	149,202	5.00%
			Minimum Regulatory Capital Required for Capital Adequacy		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Financial Group, Inc.
December 31, 2022
Common Equity Tier 1 Capital to Risk-Weighted Assets	$235,672	8.21%	$201,027	4.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	327,142	11.39%	301,540	8.00%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	235,672	8.21%	244,104	6.00%	N/A	N/A
Tier I Capital to Average Assets	235,672	7.89%	119,490	4.00%	N/A	N/A

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

Reserve Requirements on Cash

The Bank was not required to maintain a minimum reserve balance in the Federal Reserve Bank (FRB) at June 30, 2023 or December 31, 2022.

8. Deposits

At June 30, 2023 and December 31, 2022, deposits consisted of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
Noninterest bearing demand deposit accounts	$367,635	$404,559
Interest bearing accounts:
NOW	106,189	104,057
Money market	879,017	913,868
Savings	108,625	151,944
Time certificates of deposit	1,327,397	1,226,390
Total interest bearing accounts	2,421,228	2,396,259
Total deposits	$2,788,863	$2,800,818

Maturities of time certificates of deposit as of June 30, 2023 and December 31, 2022 are summarized below:

	June 30, 2023	December 31, 2022
	(In thousands)
2023	$649,111	$1,084,321
2024	430,713	135,965
2025	231,314	5,927
2026	26	109
2027	68	68
2028	6,172	—
After 2028	9,993	—
Total	$1,327,397	$1,226,390
The aggregate amount of individual certificate accounts, with balances of $250,000 or more, was approximately $133.8 million at June 30, 2023 and $74.6 million at December 31, 2022.
The following table summarizes interest expense on deposits by account type for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
NOW	$42	$59	$81	$106
Money market	8,083	1,146	14,468	2,326
Savings	860	103	1,586	204
Time certificates of deposits	11,792	675	21,675	1,553
Total interest expense on deposits	$20,777	$1,983	$37,810	$4,189

9. Stock-Based Compensation

Equity award plans

The Company has stock options or unvested restricted stock outstanding under three equity award plans, which are collectively referred to as the “Stock Plans”. The current plan under which any future issuances of equity awards will be made is the 2022 Bankwell Financial Group, Inc. Stock Plan, or the “2022 Plan”. All equity awards made under the 2022 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of stock options or restricted stock. At June 30, 2023, there were 360,742 shares reserved for future issuance under the 2022 Plan.

Stock Options: The Company accounts for stock options based on the fair value at the date of grant and records an expense over the vesting period of such awards on a straight line basis.

There were no options granted during the six months ended June 30, 2023.

A summary of the status of outstanding stock options for the six months ended June 30, 2023 is presented below:

	Six Months Ended June 30, 2023
	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	8,680	$17.86
Exercised	(8,680)	17.86
Options outstanding at end of period	—	—

Options exercisable at end of period	—	—

As of June 30, 2023, all awarded options have vested.

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.

The following table presents the activity for restricted stock for the six months ended June 30, 2023:

	Six Months Ended June 30, 2023
	Number of Shares		Weighted Average Grant Date Fair Value
Unvested at beginning of period	214,000	(1)	$27.96
Granted	106,009	(2)	30.12
Vested	(68,162)	(3)	29.93
Forfeited	(15,438)	(4)	24.62
Unvested at end of period	236,409
(1)    Includes 34,369 shares of performance based restricted stock.
(2)    Includes 31,440 shares of performance based restricted stock.
(3)    Includes 22,242 shares of performance based restricted stock.
(4) Includes 5,586 shares of performance based restricted stock.

The total fair value of restricted stock awards vested during the six months ended June 30, 2023 was $2.2 million.

The Company's restricted stock expense for the six months ended June 30, 2023 and June 30, 2022 was $1.4 million and $1.3 million, respectively. At June 30, 2023, there was $5.1 million of unrecognized stock compensation expense for restricted stock, expected to be recognized over a weighted average period of 1.7 years.

Performance Based Restricted Stock: The Company has 37,981 shares of performance based restricted stock outstanding as of June 30, 2023 pursuant to the Company’s Stock Plans. The awards vest over a three year service period, provided certain performance metrics are met. The share quantity that ultimately vests can range between 0% and 200%, which is dependent on the degree to which the performance metrics are met. The Company records an expense over the vesting period based on (a) the probability that the performance metric will be met and (b) the fair market value of the Company’s stock at the date of the grant.

10. Derivative Instruments

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, and duration of its funding along with the use of interest rate derivative financial instruments, namely interest rate swaps. The Company does not use derivatives for speculative purposes. As of June 30, 2023, the Company was a party to five cash flow swaps, designated as hedging instruments, to add stability to interest expense and to manage its exposure to the variability of the future cash flows attributable to the contractually specified interest rates. The notional amount for each swap is $25 million and in each case, the Company has entered into pay-fixed cash flow swaps to convert rolling 90 days Federal Home Loan Bank advances or brokered deposits. Cash flow swaps with a positive fair value are recorded as other assets and cash flow swaps with a negative fair value are recorded as other liabilities on the Consolidated Balance Sheets.

The Company terminated two cash flow swaps with a total notional amount of $50 million during the year ended December 31, 2022. The underlying debt associated with the terminated swaps was kept in place. The fair value of the terminated swaps totaled $147.9 thousand as of June 30, 2023. The fair value of the terminated swaps will be reclassified from other comprehensive income to interest expense on a straight line basis over the original term of the hedging relationship.

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

The following table represents the carrying value of the portfolio layer method hedged asset and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
	Carrying Value of Hedged Asset		Hedged Items
	(In thousands)
Fixed Rate Asset (1)	$149,319	$—	$(681)	$—

(1) These amounts include the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. As of June 30, 2023, the amortized cost basis of the closed portfolio used in this hedging relationship was $677.5 million, the cumulative basis adjustments associated with this hedging relationships was $1.0 million, and the amount of the designated hedged item was $150.0 million.

As of June 30, 2023, the Company has interest rate swaps not designated as hedging instruments, to minimize interest rate risk exposure with loans to clients.

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

Information about derivative instruments at June 30, 2023 and December 31, 2022 is as follows:

	As of June 30, 2023
	Derivative Assets			Derivative Liabilities
	Original Notional Amount	Balance Sheet Location	Fair Value	Original Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Cash flow swaps	$125,000	Other assets	$7,502	$—	Accrued expenses and other liabilities	$—
Fair value swap	$150,000	Other Assets	$677	$—	Accrued expenses and other liabilities	$—

Derivatives not designated as hedging instruments:
Cash flow swaps(1)	$38,500	Other assets	$4,041	$38,500	Accrued expenses and other liabilities	$4,041

(1) Represents interest rate swaps with commercial banking clients, which are offset by derivatives with a third party.

Accrued interest receivables related to interest rate swaps as of June 30, 2023 totaled $0.8 million and is excluded from the fair value presented in the table above. The fair value of interest rate swaps in a net asset position, including accrued interest, totaled $8.2 million as of June 30, 2023.

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

Accrued interest receivables related to interest rate swaps as of December 31, 2022 totaled $0.5 million and is excluded from the fair value presented in the table above. The fair value of interest rate swaps in a net asset position, including accrued interest, totaled $8.8 million as of December 31, 2022.
The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects to reclassify $4.7 million to reduce interest expense during the next 12 months.
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
Changes in the consolidated statements of comprehensive income (loss) related to interest rate derivatives designated as hedges of cash flows were as follows for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Interest rate swaps designated as cash flow hedges:
Unrealized loss recognized in accumulated other comprehensive income before reclassifications	$2,297	$6,711	$1,298	$16,885
Amounts reclassified from accumulated other comprehensive income	(1,112)	433	(2,094)	1,275
Income tax (expense) benefit on items recognized in accumulated other comprehensive income	(272)	(1,596)	130	(4,057)
Other comprehensive income (loss)	$913	$5,548	$(666)	$14,103

The above unrealized gains and losses are reflective of market interest rates as of the respective balance sheet dates. Generally, a lower interest rate environment will result in a negative impact to comprehensive income whereas a higher interest rate environment will result in a positive impact to comprehensive income.

The following table summarizes the effect of the fair value hedging relationship recognized in the consolidated statements of income for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Gain (loss) on fair value hedging relationship:
Hedged Asset	$(3,084)	$—	$(680)	$—
Fair value derivative designated as hedging instrument	3,358	—	1,005	—
Total gain recognized in the consolidated statements of income within interest and fees on loans	$274	$—	$325	$—

The following tables summarize gross and net information about derivative instruments that are offset in the Consolidated Balance Sheets at June 30, 2023 and December 31, 2022:

	June 30, 2023
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets	$12,930	$—	$12,930	$—	$11,862	$1,068
(1) Includes accrued interest receivable totaling $710 thousand.

	June 30, 2023
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivative Liabilities	$4,042	$—	$4,042	$—	$—	$4,042
(1) Includes net accrued interest payable totaling $1 thousand.

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

The carrying values, fair values and placement in the fair value hierarchy of the Company's financial instruments at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$207,345	$207,345	$207,345	$—	$—
Federal funds sold	54,706	54,706	54,706	—	—
Marketable equity securities	2,017	2,017	2,017	—	—
Available for sale securities	99,938	99,938	51,431	48,507	—
Held to maturity securities	15,884	15,499	—	34	15,465
Loans receivable, net	2,736,607	2,705,037	—	—	2,705,037
Accrued interest receivable	14,208	14,208	—	14,208	—
FHLB stock	5,696	5,696	—	5,696	—
Servicing asset, net of valuation allowance	950	950	—	—	950
Derivative asset	12,220	12,220	—	12,220	—

Financial Liabilities:
Noninterest bearing deposits	$367,635	$367,635	$—	$367,635	$—
NOW and money market	985,206	985,206	—	985,206	—
Savings	108,625	108,625	—	108,625	—
Time deposits	1,327,397	1,320,480	—	—	1,320,480
Accrued interest payable	14,108	14,108	—	14,108	—
Advances from the FHLB	90,000	89,966	—	—	89,966
Subordinated debentures	69,082	61,514	—	—	61,514
Derivative liability	4,041	4,041	—	4,041	—

	December 31, 2022
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$344,925	$344,925	$344,925	$—	$—
Federal funds sold	10,754	10,754	10,754	—	—
Marketable equity securities	1,988	1,988	1,988	—	—
Available for sale securities	103,663	103,663	51,489	52,174	—
Held to maturity securities	15,983	15,435	—	37	15,398
Loans receivable, net	2,646,384	2,594,819	—	—	2,594,819
Accrued interest receivable	13,070	13,070	—	13,070	—
FHLB stock	5,216	5,216	—	5,216	—
Servicing asset, net of valuation allowance	746	746	—	—	746
Derivative asset	12,499	12,499	—	12,499	—

Financial Liabilities:
Noninterest bearing deposits	$404,559	$404,559	$—	$404,559	$—
NOW and money market	1,017,925	1,017,925	—	1,017,925	—
Savings	151,944	151,944	—	151,944	—
Time deposits	1,226,390	1,214,073	—	—	1,214,073
Accrued interest payable	6,650	6,650	—	6,650	—
Advances from the FHLB	90,000	89,996	—	—	89,996
Subordinated debentures	68,959	62,687	—	—	62,687
Servicing liability	23	23	—	—	23
Derivative liability	4,207	4,207	—	4,207	—

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

Financial instruments measured at fair value on a recurring basis

The following table details the financial instruments carried at fair value on a recurring basis at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the six months ended June 30, 2023 and for the year ended December 31, 2022.

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
June 30, 2023:
Marketable equity securities	$2,017	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	51,431	34,387	—
Corporate bonds	—	14,120	—
Derivative asset	—	12,220	—
Derivative liability	—	4,041	—

December 31, 2022:
Marketable equity securities	$1,988	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	51,489	36,936	—
Corporate bonds	—	15,238	—
Derivative asset	—	12,499	—
Derivative liability	—	4,207	—

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

The following table details the financial instruments measured at fair value on a nonrecurring basis at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
June 30, 2023:
Individually evaluated loans	$—	$—	$35,106
Servicing asset, net	—	—	950

December 31, 2022:
Individually evaluated loans	$—	$—	$41,929
Servicing asset, net	—	—	723

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at June 30, 2023 and December 31, 2022:

	Fair Value	Valuation Methodology	Unobservable Input	Range
	(Dollars in thousands)
June 30, 2023:
Individually evaluated loans	$18,448	Appraisals	Discount to appraised value	6.00 - 8.00%
	16,658	Discounted cash flows	Discount rate	3.00 - 8.25%
	$35,106

Servicing asset, net	$950	Discounted cash flows	Discount rate	10.00% (1)
			Prepayment rate	3.00 - 17.00%
December 31, 2022:
Individually evaluated loans	$17,477	Appraisals	Discount to appraised value	6.00-8.00%
	24,452	Discounted cash flows	Discount rate	3.00 - 6.75%
	$41,929

Servicing asset, net	$723	Discounted cash flows	Discount rate	10.00%(2)
			Prepayment rate	3.00 - 17.00%
(1) Servicing liabilities totaling $0.5 thousands were valued using a discount rate of 4.0%.
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

13. Subordinated debentures

On October 14, 2021, the Company completed a private placement of a $35.0 million fixed-to-floating rate subordinated note (the “2021 Note”) to an institutional accredited investor. The Company used the net proceeds to repay the 2015 Notes and for general purposes.

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

The 2022 Notes bears interest at a fixed rate of 6.0% per year until August 31, 2027. Thereafter, the interest rate will reset quarterly at a variable rate equal to the then current three-month term SOFR plus 326 basis points. The 2022 Notes have a stated maturity of September 1, 2032 and are non-callable for five years. Beginning August 19, 2027, the Company may redeem the 2022 Notes, in whole or in part, at its option. The 2022 Notes are not subject to redemption at the option of the holder. The 2022 Notes have been structured to qualify for the Company as Tier 2 capital under regulatory guidelines.

The Company incurred certain costs associated with the issuance of its subordinated debt. The Company capitalized these costs and they have been presented within subordinated debentures on the consolidated balance sheets. At June 30, 2023 and December 31, 2022, unamortized debt issuance costs were $0.9 million and $1.0 million, respectively. Debt issuance costs amortize over the expected life of the related debt. For the three months ended June 30, 2023 and 2022 the amortization expense for debt issuance costs were $62 thousand and $29 thousand, respectively, and were recognized as an increase to interest expense on borrowings within the consolidated statements of income. For the six months ended June 30, 2023 and 2022, the amortization expense for debt issuance costs were $123 thousand and $59 thousand, respectively.

The Company recognized $0.8 million and $0.3 million in interest expense related to its subordinated debt for the three month periods ended June 30, 2023 and 2022, respectively. The Company recognized $1.6 million and $0.6 million in interest expense related to its subordinated debt for the six month periods ended June 30, 2023 and 2022, respectively.

14. Subsequent Events

On July 26, 2023, the Company’s Board of Directors declared a $0.20 per share cash dividend, payable on August 24, 2023 to shareholders of record on August 14, 2023.

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

•Responsive, client-centric products and services;

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

Earnings and Performance Overview

For the three months ended June 30, 2023, net interest income was $24.0 million, an increase of $0.2 million or 0.7% when compared to the same period in 2022. For the six months ended June 30, 2023, net interest income was $49.5 million, an increase of $6.2 million or 14% when compared to the same period in 2022. The increase in net interest income for the three and six months ended June 30, 2023 was primarily due to an increase in interest and fees on loans due to loan growth and higher overall loan yields. Loan interest income totaled $42.5 million for the three months ended June 30, 2023, compared to $25.1 million for the three months ended June 30, 2022. The increase in interest income for the three and six months ended June 30, 2023 was partially offset by an increase in interest expense on deposits, resulting from an increase in rates necessary to remain competitive in the current economic environment.

Noninterest income increased $0.2 million to $1.4 million for the three months ended June 30, 2023 compared to the same period in 2022. Noninterest income increased $0.8 million to $2.9 million for the six months ended June 30, 2023 compared to the same period in 2022.The increase in noninterest income was driven by SBA loan sales for the three and six months ended June 30, 2023 when compared to the same period in 2022.

Net income available to common shareholders was $8.0 million, or $1.02 per diluted share, and $12.0 million, or $1.55 per diluted share, for the three months ended June 30, 2023 and 2022, respectively. Net income available to common shareholders was $18.4 million, or $2.34 per diluted share, and $20.2 million, or $2.58 per diluted share, for the six months ended June 30, 2023 and 2022, respectively. The decrease in net income for the three and six months ended 2023 was primarily due to an increase in the provision for credit losses and an increase in noninterest expense, primarily due to increased FDIC insurance expense, and an increase in salary and employee benefits expense, mainly due to severance costs. The decrease was partially offset by a direct result of the aforementioned increases in revenues.

Returns on average shareholders' equity and average assets for the three months ended June 30, 2023 were 12.91% and 0.99%, respectively, compared to 22.09% and 1.96%, respectively, for the three months ended June 30, 2022. Returns on average shareholders' equity and average assets for the six months ended June 30, 2023 were 15.15% and 1.14%, respectively, compared to 19.16% and 1.65%, respectively, for the six months ended June 30, 2022.

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

FTE net interest income for the three months ended June 30, 2023 and 2022 was $24.1 million and $23.9 million, respectively. FTE net interest income for the six months ended June 30, 2023 and 2022 was $49.6 million and $43.4 million, respectively.

FTE interest income for the three months ended June 30, 2023 increased by $20.2 million, or 76.6%, to $46.7 million, compared to FTE interest income for the three months ended June 30, 2022. FTE interest income for the six months ended June 30, 2023 increased by $42.1 million, or 86.6%, to $90.9 million, compared to FTE interest income for the six months ended June 30, 2022. This increase was due to an increase in interest and fees on loans due to loan growth and higher overall loan yields.

Interest expense for the three months ended June 30, 2023 increased by $20.0 million compared to interest expense for the three months ended June 30, 2022. Interest expense for the six months ended June 30, 2023 increased by $35.9 million compared to interest expense for the six months ended June 30, 2022. The increase in interest expense for the three and six months ended June 30, 2023 was driven by an increase in interest expense on deposits, resulting from an increase in rates on interest bearing deposits.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following table presents the average balances and yields earned on interest earning assets and average balances and weighted average rates paid on our funding liabilities for the three and six months ended June 30, 2023 and 2022.

	For the Quarter Ended
	June 30, 2023			June 30, 2022
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets:
Cash and Fed funds sold	$227,777	$3,023	5.32%	$247,013	$449	0.73%
Securities(1)	128,576	955	2.97	118,534	809	2.73
Loans:
Commercial real estate	1,935,058	27,099	5.54	1,443,239	17,278	4.74
Residential real estate	56,981	643	4.51	66,460	553	3.33
Construction	206,844	3,691	7.06	106,285	1,938	7.21
Commercial business	557,482	10,646	7.55	393,318	5,327	5.36
Consumer	29,326	500	6.84	5,298	45	3.43
Total loans	2,785,691	42,579	6.05	2,014,600	25,141	4.94
Federal Home Loan Bank stock	5,610	98	7.00	3,263	15	1.79
Total earning assets	3,147,654	$46,655	5.86%	2,383,410	$26,414	4.38%
Other assets	96,603			79,380
Total assets	$3,244,257			$2,462,790

Liabilities and shareholders' equity:
Interest bearing liabilities:
NOW	$98,048	$42	0.18%	$136,414	$59	0.17%
Money market	902,225	8,083	3.59	931,101	1,146	0.49
Savings	112,585	860	3.06	198,304	103	0.21
Time	1,298,170	11,792	3.64	451,508	675	0.60
Total interest bearing deposits	2,411,028	20,777	3.46	1,717,327	1,983	0.46
Borrowed Money	163,138	1,738	4.21	85,092	558	2.59
Total interest bearing liabilities	2,574,166	$22,515	3.51%	1,802,419	$2,541	0.57%
Noninterest bearing deposits	375,514			407,890
Other liabilities	46,565			34,231
Total liabilities	2,996,245			2,244,540
Shareholders' equity	248,012			218,250
Total liabilities and shareholders' equity	$3,244,257			$2,462,790
Net interest income(2)		$24,140			$23,873
Interest rate spread			2.36%			3.81%
Net interest margin(3)			3.07%			4.01%
(1)Average balances and yields for securities are based on amortized cost.
(2)The adjustment for securities and loans taxable equivalency amounted to $51 thousand and $50 thousand for the three months ended June 30, 2023 and 2022, respectively.
(3)Annualized net interest income as a percentage of earning assets.
(4)Yields are calculated using the contractual day count convention for each respective product type.

	For the Six Months Ended
	June 30, 2023			June 30, 2022
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets:
Cash and Fed funds sold	$271,328	$6,590	4.90%	$296,239	$603	0.41%
Securities(1)	129,225	1,912	2.96	115,452	1,563	2.71
Loans:
Commercial real estate	1,926,852	52,125	5.38	1,393,836	32,273	4.61
Residential real estate	58,207	1,286	4.42	70,125	1,224	3.49
Construction	186,684	6,651	7.09	104,176	2,971	5.67
Commercial business	549,963	21,394	7.74	388,249	9,954	5.10
Consumer	23,971	749	6.30	5,666	147	5.25
Total loans	2,745,677	82,205	5.95	1,962,052	46,569	4.72
Federal Home Loan Bank stock	5,442	193	7.14	3,051	29	1.94
Total earning assets	3,151,672	$90,900	5.74%	2,376,794	$48,764	4.08%
Other assets	90,427			89,866
Total assets	3,242,099			$2,466,660

Liabilities and shareholders' equity:
Interest bearing liabilities:
NOW	$95,494	$81	0.17%	$124,361	$106	0.17%
Money market	905,021	14,468	3.22	950,131	2,326	0.49
Savings	124,387	1,586	2.57	196,400	204	0.21
Time	1,275,417	21,675	3.43	452,676	1,553	0.69
Total interest bearing deposits	2,400,319	37,810	3.18	1,723,568	4,189	0.49
Borrowed Money	162,215	3,454	4.24	84,770	1,144	2.68
Total interest bearing liabilities	2,562,534	$41,264	3.25%	1,808,338	$5,333	0.59%
Noninterest bearing deposits	389,608			406,707
Other liabilities	45,494			38,683
Total liabilities	2,997,636			2,253,728
Shareholders' equity	244,463			212,932
Total liabilities and shareholders' equity	$3,242,099			$2,466,660
Net interest income(2)		$49,636			$43,431
Interest rate spread			2.49%			3.49%
Net interest margin(3)			3.15%			3.65%
(1)Average balances and yields for securities are based on amortized cost.
(2)The adjustment for securities and loans taxable equivalency amounted to $102 thousand and $98 thousand for the six months ended June 30, 2023 and 2022, respectively.
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

	Three Months Ended June 30, 2023 vs 2022 Increase (Decrease)			Six Months Ended June 30, 2023 vs 2022 Increase (Decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Cash and Fed funds sold	$(37)	$2,611	$2,574	$(55)	$6,043	$5,988
Securities	71	75	146	196	152	348
Loans:
Commercial real estate	6,558	3,263	9,821	13,784	6,067	19,851
Residential real estate	(87)	177	90	(230)	291	61
Construction	1,795	(43)	1,752	2,793	887	3,680
Commercial business	2,678	2,641	5,319	5,089	6,351	11,440
Consumer	373	82	455	567	36	603
Total loans	11,317	6,120	17,437	22,003	13,632	35,635
Federal Home Loan Bank stock	17	67	84	37	126	163
Total change in interest and dividend income	11,368	8,873	20,241	22,181	19,953	42,134
Interest expense:
Deposits:
NOW	(17)	1	(16)	(24)	(1)	(25)
Money market	(36)	6,973	6,937	(116)	12,258	12,142
Savings	(63)	820	757	(101)	1,484	1,383
Time	3,000	8,116	11,116	6,336	13,785	20,121
Total deposits	2,884	15,910	18,794	6,095	27,526	33,621
Borrowed money	698	481	1,179	1,410	901	2,311
Total change in interest expense	3,582	16,391	19,973	7,505	28,427	35,932
Change in net interest income	$7,786	$(7,518)	$268	$14,676	$(8,474)	$6,202

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

The provision for credit losses for the three months ended June 30, 2023 was $2.6 million compared to a credit for credit losses of $1.4 million for the three months ended June 30, 2022. The provision for credit losses for the six months ended June 30, 2023 was $3.4 million compared to a credit for credit losses of $1.2 million for the six months ended June 30, 2022. On January 1, 2023, the Company adopted ASC 326 Financial Instruments - Credit Losses ("CECL"). Upon adoption of CECL, the Company recorded a one-time cumulative effect, pre-tax adjustment $5.1 million to the ACL-Loans and a corresponding net of tax adjustment to beginning retained earnings. The Company also recorded a one-time cumulative effect, pre-tax adjustment of $1.3 million to the ACL-Unfunded commitments (which is reflected in Accrued expenses and other liabilities on the

Consolidated Balance Sheets) and a corresponding net of tax adjustment to beginning retained earnings. The provision for the three and six months ended 2023 are mainly attributable to macroeconomic factors.

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of fees generated from deposit relationships with our clients, fees generated from sales and referrals of loans, and income earned on bank-owned life insurance.

The following tables compare noninterest income for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	$	%
Gains and fees from sales of loans	$725	$608	$117	19.2%
Bank-owned life insurance	292	265	27	10.2
Service charges and fees	361	249	112	45.0
Other	23	30	(7)	(23.3)
Total noninterest income	$1,401	$1,152	$249	21.6%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	$	%
Gains and fees from sales of loans	$1,656	$1,239	$417	33.7%
Bank-owned life insurance	573	525	48	9.1
Service charges and fees	647	489	158	32.3
Other	51	(143)	194	Favorable
Total noninterest income	$2,927	$2,110	$817	38.7%
Noninterest income increased by $0.2 million to $1.4 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Noninterest income increased by $0.8 million to $2.9 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase in noninterest income was driven by an increase in SBA loan sales and increases in service charges and fees for the three and six months ended 2023.

Noninterest Expense

The following table compares noninterest expense for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	$	%
Salaries and employee benefits	$6,390	$5,433	$957	17.6%
Occupancy and equipment	2,204	2,193	11	0.5
Professional services	692	1,000	(308)	(30.8)
Data processing	729	689	40	5.8
Director fees	453	339	114	33.6
FDIC insurance	1,050	262	788	300.8
Marketing	177	107	70	65.4
Other	946	913	33	3.6
Total noninterest expense	$12,641	$10,936	$1,705	15.6%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	$	%
Salaries and employee benefits	$12,471	$10,373	$2,098	20.2%
Occupancy and equipment	4,288	4,343	(55)	(1.3)
Professional services	2,014	1,981	33	1.7
Data processing	1,400	1,343	57	4.2
Director fees	845	691	154	22.3
FDIC insurance	2,112	485	1,627	335.5
Marketing	328	152	176	115.8
Other	1,874	1,493	381	25.5
Total noninterest expense	$25,332	$20,861	$4,471	21.4%
Noninterest expense increased by $1.7 million to $12.6 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Noninterest expense increased by $4.5 million to $25.3 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase in noninterest expense was primarily driven by an increase in salaries and employee benefits expense and FDIC insurance expense.

Salaries and employee benefits expense totaled $6.4 million for the three months ended June 30, 2023, an increase of $1.0 million when compared to the same period in 2022. Salaries and employee benefits expense totaled $12.5 million for the six months ended June 30, 2023, an increase of $2.1 million when compared to the same period in 2022. The increase in salaries and employee benefits expense was driven by an increase in full time equivalent employees, with full time equivalent employees totaling 141 at June 30, 2023 compared to 132 for the same period in 2022. The increase in salaries and employee benefits expense was also due to one-time severance costs and lower loan originations, which reduces the Bank's ability to defer expenses.
FDIC insurance expense totaled $1.1 million for the three months ended June 30, 2023, an increase of $0.8 million when compared to the same period in 2022. FDIC insurance expense totaled $2.1 million for the six months ended June 30, 2023, an increase of $1.6 million when compared to the same period in 2022. The increase in FDIC insurance expense is attributed to the overall balance sheet growth, increased use of brokered deposits, and an increase in FDIC insurance rates.

Income Taxes

Income tax expense for the three months ended June 30, 2023 and 2022 totaled $2.2 million and $3.5 million, respectively. The effective tax rates for the three months ended June 30, 2023 and 2022 were 21.5% and 22.4%, respectively. Income tax expense for the six months ended June 30, 2023 and 2022 totaled $5.4 million and $5.6 million, respectively. The effective tax rates for the six months ended June 30, 2023 and 2022 were 22.6% and 21.6%, respectively.

Financial Condition

Summary

Assets totaled $3.3 billion at June 30, 2023 and remained flat compared to December 31, 2022. Gross loans totaled $2.8 billion at June 30, 2023, an increase of $98.2 million or 3.7% compared to December 31, 2022. Deposits totaled $2.8 billion at June 30, 2023, and decreased $12.0 million or $0.4% compared to December 31, 2022.

Shareholders’ equity totaled $248.8 million as of June 30, 2023, an increase of $10.3 million compared to December 31, 2022, primarily a result of net income of $18.4 million for the six months ended June 30, 2023. The increase was partially offset by the Day 1 CECL adoption of $4.9 million, dividends paid of $3.1 million, and a $1.5 million unfavorable impact to accumulated other comprehensive income. The unfavorable impact to accumulated other comprehensive income was driven by fair value marks on the Company's Available for sale investment securities portfolio of $0.9 million and fair value marks related to hedge positions involving interest rate swaps of $0.7 million. The Company's interest rate swaps are used to hedge interest rate risk.

Loan Portfolio

We originate commercial real estate loans, construction loans, commercial business loans and consumer loans in our market. We also pursue certain types of commercial lending opportunities outside our market, particularly where we have strong business relationships. Our loan portfolio is the largest category of our earning assets.

Total loans before deferred loan fees and the ACL-Loans were $2.8 billion at June 30, 2023 and $2.7 billion at December 31, 2022. Total gross loans increased $98.2 million as of June 30, 2023 compared to the year ended December 31, 2022.

The following table compares the composition of our loan portfolio for the dates indicated:

(In thousands)	At June 30, 2023	At December 31, 2022	Change
Real estate loans:
Residential	$54,631	$60,588	$(5,957)
Commercial	1,930,972	1,921,252	9,720
Construction	219,615	155,198	64,417
	2,205,218	2,137,038	68,180
Commercial business	530,913	520,447	10,466
Consumer	37,474	17,963	19,511
Total loans	$2,773,605	$2,675,448	$98,157

Asset Quality

We actively manage asset quality through our underwriting practices and collection operations. Our Board of Directors monitors credit risk management. The Directors Loan Committee ("DLC") has primary oversight responsibility for the credit-granting function including approval authority for credit-granting policies, review of management’s credit-granting activities and approval of large exposure credit requests, as well as loan review and problem loan management and resolution. The committee reports the results of its respective oversight functions to our Board of Directors. In addition, our Board of Directors receives information concerning asset quality measurements and trends on a monthly basis. While we continue to adhere to prudent underwriting standards, our loan portfolio is not immune to potential negative consequences as a result of general economic weakness, such as a prolonged downturn in the housing market or commercial real estate market on a national scale. Decreases in real estate values could adversely affect the value of property used as collateral for loans. In addition, adverse changes in the economy could have a negative effect on the ability of borrowers to make scheduled loan payments, which would likely have an adverse impact on earnings.

The Company has established credit policies applicable to each type of lending activity in which it engages. The Company evaluates the creditworthiness of each client and extends credit of up to 80% of the market value of the collateral, (85% maximum for owner occupied commercial real estate), depending on the client's creditworthiness and the type of collateral. The client’s ability to service the debt is monitored on an ongoing basis. Real estate is the primary form of collateral. Other important forms of collateral are business assets, time deposits and marketable securities. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment for commercial loans to be based on the client’s ability to generate continuing cash flows. The Company does not provide first or second consumer mortgage loans secured by residential properties but has a small legacy portfolio which continues to amortize, pay off due to the sale of the collateral, or refinance away from the Company.

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

Nonperforming assets. Nonperforming assets include nonaccrual loans and property acquired through foreclosures or repossession. The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(In thousands)	At June 30, 2023	At December 31, 2022
Nonaccrual loans:
Real estate loans:
Residential	$1,429	$2,152
Commercial	1,905	2,781
Commercial business	2,815	2,126
Construction	9,382	9,382
Total nonaccrual loans	15,531	16,441
Other real estate owned	—	—
Total nonperforming assets	$15,531	$16,441

Nonperforming assets to total assets	0.48%	0.51%
Nonaccrual loans to total gross loans	0.56%	0.61%
ACL-loans as a % of total loans	1.11%	0.84%
ACL-loans as a % of nonperforming loans	197.63%	136.43%
Total past due loans to total gross loans	1.30%	0.60%

Nonperforming assets totaled $15.5 million and represented 0.48% of total assets at June 30, 2023, compared to $16.4 million and 0.51% of total assets at December 31, 2022. Nonaccrual loans totaled $15.5 million at June 30, 2023 and $16.4 million at December 31, 2022. There was no other real estate owned at June 30, 2023 or December 31, 2022. Past due loans increased to $36.0 million, or 1.30% of total loans, as of June 30, 2023, compared to $16.1 million, or 0.60% of total loans, as of December 31, 2022. Of the June 30, 2023 past due loans, $9.3 million of loans were between 31 - 33 days past due and have subsequently become current.

ACL-Loans

We evaluate the adequacy of the ACL-Loans based on "forward looking" expected losses. Management believes that the current ACL-Loans will be adequate to absorb credit losses on existing loans that may become uncollectible based on the evaluation of known and inherent risks in the loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the portfolio, overall portfolio quality and specific problem loans, and current economic conditions which may affect the borrowers’ ability to pay. The evaluation also details historical losses by loan segment and the resulting credit loss rates which are projected for current loan total amounts. Loss estimates for specified problem loans are also detailed. All of the factors considered in the analysis of the adequacy of the ACL-Loans may be subject to change.

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

The following table presents the activity in our ACL-Loans and related ratios for the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Balance at beginning of period	$27,998	$17,141	$22,431	$16,902
CECL Day 1 Adjustment			5,079	—
Balance at beginning of period-Adjusted	27,998	17,141	27,510	16,902
Charge-offs:
Commercial real estate	—	—	—	—
Commercial business	—	—	(439)	—
Consumer	(25)	—	(37)	(4)
Total charge-offs	(25)	—	(476)	(4)
Recoveries:
Commercial real estate	—	77	—	77
Commercial business	32	—	33	13
Consumer	11	—	15	1
Total recoveries	43	77	48	91
Net (charge-offs) recoveries	18	77	(428)	87
Provision for credit losses - loans	2,678	(1,445)	3,612	(1,216)
Balance at end of period	$30,694	$15,773	$30,694	$15,773
Net charge-offs to average loans	—%	—%	0.02%	—%
ACL-Loans to total gross loans	1.11%	0.77%	1.11%	0.77%

At June 30, 2023, our ACL-Loans was $30.7 million and represented 1.11% of total gross loans, compared to $22.4 million, or 0.84% of total gross loans, at December 31, 2022.

The following table presents the allocation of the ACL-Loans balance and the related allocation percentage of these loans across the total loan portfolio:

	At June 30, 2023		At December 31, 2022
(Dollars in thousands)	ACL-Loans	Loans as Percent of Total Loan Portfolio	ACL-Loans	Loans as Percent of Total Loan Portfolio
Residential real estate	$190	0.62%	$163	2.27%
Commercial real estate	19,948	64.99	15,597	71.81
Construction	1,798	5.86	311	5.80
Commercial business	6,788	22.12	6,214	19.45
Consumer	1,970	6.41	146	0.67
Total ACL-Loans	$30,694	100.00%	$22,431	100.00%

The allocation of the ACL-Loans at June 30, 2023 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the ACL-Loans at June 30, 2023 is appropriate to cover probable losses.

ACL- Unfunded Commitments

The ACL-Unfunded Commitments provision is based on "forward looking" losses inherent with funding the unused portion of legal commitments to lend. The reserve for unfunded credit commitments is included within other liabilities in the accompanying Consolidated Balance Sheets. Changes in the ACL-Unfunded Commitments are reported as a component of the Provision for credit losses in the accompanying Consolidated Statements of Income.

Investment Securities

At June 30, 2023, the carrying value of our investment securities portfolio totaled $117.8 million and represented 3.6% of total assets, compared to $121.6 million, or 3.7% of total assets, at December 31, 2022.

The net unrealized loss position on our investment portfolio at June 30, 2023 was $10.3 million and included gross unrealized gains of $0.4 million. The net unrealized loss position on our investment portfolio at December 31, 2022 was $9.2 million and included gross unrealized gains of $0.3 million.

Deposit Activities and Other Sources of Funds

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest bearing demand	$367,635	13.18%	$404,559	14.44%
NOW	106,189	3.81	104,057	3.72
Money market	879,017	31.52	913,868	32.63
Savings	108,625	3.89	151,944	5.42
Time	1,327,397	47.60	1,226,390	43.79
Total deposits	$2,788,863	100.00%	$2,800,818	100.00%

Total deposits were $2.8 billion at June 30, 2023, a decrease of $12.0 million, from the balance at December 31, 2022.

Brokered certificates of deposits totaled $918.1 million at June 30, 2023 and $976.5 million at December 31, 2022. There were no certificates of deposits from national listing services at June 30, 2023 or December 31, 2022. Brokered money market accounts totaled $50.6 million at June 30, 2023 and $50.1 million at December 31, 2022. Brokered deposits represent brokered certificates of deposit, brokered money market accounts, one way buy Certificate of Deposit Account Registry Service (CDARS), and one way buy Insured Cash Sweep (ICS).

As of June 30, 2023, our insured deposits were 2,105.1, or 75% of total deposits. Insured deposits are comprised of $1,984.7 million of FDIC-insured deposits, or 71% of total deposits, and $120.4 million of deposits insured by standby letters of credit with the Federal Home Loan Bank of Boston, or 4% of total deposits.
At June 30, 2023 and December 31, 2022, time deposits with a denomination of $100 thousand or more, including CDARS and brokered deposits, totaled $1,222.6 million and $1,157.2 million, respectively, maturing during the periods indicated in the table below:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Maturing:
Within 3 months	$325,183	$251,036
After 3 but within 6 months	285,829	252,673
After 6 months but within 1 year	307,767	530,400
After 1 year	303,783	123,130
Total	$1,222,562	$1,157,239

We utilize advances from the Federal Home Loan Bank of Boston, or FHLB, as part of our overall funding strategy and to meet short-term liquidity needs, and to a lesser degree, manage interest rate risk arising from the difference in asset and liability maturities. Total FHLB advances were $90.0 million at June 30, 2023 and December 31, 2022, respectively.

The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At June 30, 2023, the Bank had pledged $998.8 million of eligible loans as collateral to support borrowing capacity at the FHLB of Boston. As of June 30, 2023, the Bank had immediate availability to borrow an additional $385.4 million based on qualified collateral.

At June 30, 2023, the Bank had a secured borrowing line with the FRB, a letter of credit with the FHLB, and unsecured lines of credit with Zions Bank, Pacific Coast Bankers Bank ("PCBB"), Atlantic Community Bankers Bank ("ACBB"), and Texas Capital Bank. The total borrowing line, letter, or line of credit and the amount outstanding at June 30, 2023 is summarized below:

	June 30, 2023
	Total Letter or Line of Credit	Total Outstanding
	(Dollars in thousands)
FRB	$839,276	$—
FHLB	614,307	228,901
Zions Bank	45,000	—
PCBB	38,000	—
ACBB	12,000	—
Texas Capital Bank	10,000	—
Total	$1,558,583	$228,901

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

The Bank has a detailed liquidity funding policy and a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity. We employ a stress testing methodology to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of “business as usual” cash flows. The Bank has established unsecured borrowing capacity with Zions Bank, PCBB, ACBB (formerly Bankers’ Bank Northeast), and Texas Capital Bank. The Bank also maintains additional collateralized borrowing capacity with the FRB and the FHLB in excess of levels used in the ordinary course of business. Our sources of liquidity include cash, unpledged investment securities, borrowings from the FRB, FHLB, lines of credit from Zions Bank, PCBB, ACBB, Texas Capital Bank, the brokered deposit market and national CD listing services.

Capital Resources

Shareholders’ equity totaled $248.8 million as of June 30, 2023, an increase of $10.3 million compared to December 31, 2022, primarily a result of net income of $18.4 million for the six months ended June 30, 2023. The increase was partially offset by the Day 1 CECL adoption of $4.9 million, dividends paid of $3.1 million, and a $1.5 million unfavorable impact to accumulated other comprehensive income. The unfavorable impact to accumulated other comprehensive income was driven by fair value marks on the Company's Available for sale investment securities portfolio of $0.9 million and fair value marks related to hedge positions involving interest rate swaps of $0.7 million. The Company's interest rate swaps are used to hedge interest rate risk.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At June 30, 2023, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At June 30, 2023, the Bank’s ratio of Common Equity Tier 1 capital to risk-weighted assets was 10.34%, total capital to risk-weighted assets was 11.41%, Tier 1 capital to risk-weighted assets was 10.34% and Tier 1 capital to average assets was 9.41%.

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

We use two sets of standard scenarios to measure net interest income at risk. For the Parallel Ramp Scenarios, rate changes are ramped over a twelve-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Parallel Shock Scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Simulation analysis involves projecting a future balance sheet structure and interest income and expense under the various rate scenarios. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than: 6% for a 100 basis point shift; 12% for a 200 basis point shift; and 18% for a 300 basis point shift. Per Company policy, the Bank should not be outside these limits for twelve consecutive months unless the Bank's forecasted capital ratios are considered to be "well capitalized". As of June 30, 2023, the Bank has met all minimum regulatory capital requirements to be considered "well capitalized".

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning June 30, 2023 and December 31, 2022:

Parallel Ramp	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	June 30, 2023	December 31, 2022
-100	1.20%	2.20%
+200	(3.20)	(4.80)

Parallel Shock	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	June 30, 2023	December 31, 2022
-100	2.50%	2.20%
+100	(2.70)	(2.70)
+200	(6.00)	(6.00)
+300	(8.60)	(8.90)

The net interest income at risk simulation results indicate that, as of June 30, 2023, we remain liability sensitive. The liability sensitivity is due to the fact that there are more liabilities than assets subject to repricing as market rates change.

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

The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:

	Estimated Percent Change in Economic Value of Equity ("EVE")
Rate Changes (basis points)	June 30, 2023	December 31, 2022
-100	2.90%	2.30%
+100	(4.30)	(3.90)
+200	(10.50)	(9.30)
+300	(14.90)	(14.00)

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

(b) Change in internal controls:

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table includes information with respect to repurchases of the Company’s Common Stock during the three-month period ended June 30, 2023 under the Company’s share repurchase program.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2023 - April 30, 2023	—	$—	—	150,188
May 1, 2023 - May 31, 2023	—	—	—	150,188
June 1, 2023 - June 30, 2023	—	—	—	150,188
Total	—	$—	—

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

31.1	Certification of Christopher R. Gruseke pursuant to Rule 13a-14(a)

31.2	Certification of Courtney E. Sacchetti pursuant to Rule 13a-14(a)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Bankwell Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2023, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatting in Inline XBRL and contained in Exhibit 101)
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankwell Financial Group, Inc.
Date: August 9, 2023	/s/ Christopher R. Gruseke
Christopher R. Gruseke
President and Chief Executive Officer

Date: August 9, 2023	/s/ Courtney E. Sacchetti
Courtney E. Sacchetti
Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)