Form 10-Q
period 2023-09-30
Bankwell Financial Group, Inc.
filed 2023-11-08
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

or

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

As of October 31, 2023, there were 7,841,616 shares of the registrant’s common stock outstanding.

Bankwell Financial Group, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
Bankwell Financial Group, Inc.
Consolidated Balance Sheets - (unaudited)
(In thousands, except share data)

	September 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$256,973	$344,925
Federal funds sold	1,122	10,754
Cash and cash equivalents	258,095	355,679

Investment securities
Marketable equity securities, at fair value	1,975	1,988
Available for sale investment securities, at fair value	97,907	103,663
Held to maturity investment securities, at amortized cost (fair values of $14,317 and $15,435 at September 30, 2023 and December 31, 2022, respectively)	15,885	15,983
Total investment securities	115,767	121,634

Loans receivable (net of ACL-Loans of $29,284 at September 30, 2023 and $22,431 at December 31, 2022)	2,735,242	2,646,384
Accrued interest receivable	15,648	13,070
Federal Home Loan Bank stock, at cost	5,696	5,216
Premises and equipment, net	26,899	27,199
Bank-owned life insurance	51,119	50,243
Goodwill	2,589	2,589
Deferred income taxes, net	9,395	7,422
Other assets	29,326	23,013
Total assets	$3,249,776	$3,252,449
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$345,433	$404,559
Interest bearing deposits	2,423,193	2,396,259
Total deposits	2,768,626	2,800,818

Advances from the Federal Home Loan Bank	90,000	90,000
Subordinated debentures (face value of $70,000 and $70,000 at September 30, 2023 and December 31, 2022, respectively, less unamortized debt issuance costs of $857 and $1,041 at September 30, 2023 and December 31, 2022, respectively)	69,143	68,959
Accrued expenses and other liabilities	64,145	54,203
Total liabilities	2,991,914	3,013,980
Commitments and contingencies
Shareholders' equity
Common stock, no par value; 10,000,000 shares authorized, 7,841,616 and 7,730,699 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	117,181	115,018
Retained earnings	142,205	123,640
Accumulated other comprehensive loss	(1,524)	(189)
Total shareholders' equity	257,862	238,469

Total liabilities and shareholders' equity	$3,249,776	$3,252,449

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Income – (unaudited)
(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest and dividend income
Interest and fees on loans	$43,854	$28,128	$126,059	$74,697
Interest and dividends on securities	1,016	811	3,018	2,305
Interest on cash and cash equivalents	3,393	747	9,983	1,350
Total interest and dividend income	48,263	29,686	139,060	78,352

Interest expense
Interest expense on deposits	23,789	4,092	61,599	8,281
Interest expense on borrowings	1,783	993	5,238	2,137
Total interest expense	25,572	5,085	66,837	10,418

Net interest income	22,691	24,601	72,223	67,934

(Credit) provision for credit losses	(1,579)	2,381	1,826	1,165

Net interest income after (credit) provision for credit losses	24,270	22,220	70,397	66,769

Noninterest income
Bank-owned life insurance	303	271	876	796
Service charges and fees	294	240	941	729
Gains and fees from sales of loans	237	(15)	1,893	1,224
Other	(48)	(94)	3	(237)
Total noninterest income	786	402	3,713	2,512

Noninterest expense
Salaries and employee benefits	6,036	5,876	18,507	16,249
Occupancy and equipment	2,146	2,035	6,434	6,378
Professional services	491	994	2,505	2,975
Data processing	741	626	2,141	1,969
Director fees	362	325	1,207	1,016
FDIC insurance	1,026	255	3,138	740
Marketing	184	102	512	254
Other	1,219	818	3,093	2,311
Total noninterest expense	12,205	11,031	37,537	31,892
Income before income tax expense	12,851	11,591	36,573	37,389
Income tax expense	3,074	2,417	8,434	7,981
Net income	$9,777	$9,174	$28,139	$29,408

Earnings Per Common Share:
Basic	$1.25	$1.19	$3.61	$3.80
Diluted	$1.25	$1.18	$3.58	$3.75

Weighted Average Common Shares Outstanding:
Basic	7,598,230	7,553,718	7,582,272	7,582,175
Diluted	7,633,934	7,612,421	7,646,837	7,664,123
Dividends per common share	$0.20	$0.20	$0.60	$0.60

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Comprehensive Income (Loss) – (unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$9,777	$9,174	$28,139	$29,408
Other comprehensive income:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on available for sale securities	(752)	(4,439)	(1,941)	(11,130)
Reclassification adjustment for gains realized in net income	—	—	—	—
Net change in unrealized (losses) gains	(752)	(4,439)	(1,941)	(11,130)
Income tax benefit (expense)	173	992	501	2,486
Unrealized (losses) gains on securities, net of tax	(579)	(3,447)	(1,440)	(8,644)
Unrealized gains (losses) on interest rate swaps:
Unrealized gains (losses) on interest rate swaps	1,001	3,737	205	21,897
Income tax (expense) benefit	(230)	(835)	(100)	(4,892)
Unrealized gains (losses) on interest rate swaps, net of tax	771	2,902	105	17,005
Total other comprehensive income (loss), net of tax	192	(545)	(1,335)	8,361
Comprehensive income	$9,969	$8,629	$26,804	$37,769

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders' Equity - (unaudited)
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at June 30, 2023	7,829,950	$116,541	$133,988	$(1,716)	$248,813
Net income	—	—	9,777	—	9,777
Other comprehensive income, net of tax	—	—	—	192	192
Cash dividends declared ($0.20 per share)	—	—	(1,560)	—	(1,560)
Stock-based compensation expense	—	640	—	—	640
Issuance of restricted stock	11,666	—	—	—	—
Stock options exercised	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—
Balance at September 30, 2023	7,841,616	$117,181	$142,205	$(1,524)	$257,862

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at June 30, 2022	7,752,389	$115,599	$109,523	$345	$225,467
Net income	—	—	9,174	—	9,174
Other comprehensive (loss), net of tax	—	—	—	(545)	(545)
Cash dividends declared ($0.20 per share)	—	—	(1,545)	—	(1,545)
Stock-based compensation expense	—	634	—	—	634
Warrants exercised	—	—	—	—	—
Issuance of restricted stock	12,000	—	—	—	—
Stock options exercised	1,000	18	—	—	18
Repurchase of common stock	(53,546)	(1,703)	—	—	(1,703)
Balance at September 30, 2022	7,711,843	$114,548	$117,152	$(200)	$231,500

See accompanying notes to consolidated financial statements (unaudited)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2022	7,730,699	$115,018	$123,640	$(189)	$238,469
Cumulative effect of change in accounting principle (ASU No. 2016-13), net of tax	—	—	(4,893)	—	(4,893)
Balance as of January 1, 2023 as adjusted for changes in accounting principle	7,730,699	115,018	118,747	(189)	233,576
Net income	—	—	28,139	—	28,139
Other comprehensive (loss), net of tax	—	—	—	(1,335)	(1,335)
Cash dividends declared ($0.60 per share)	—	—	(4,681)	—	(4,681)
Stock-based compensation expense	—	2,008	—	—	2,008
Forfeitures of restricted stock	(15,438)	—	—	—	—
Issuance of restricted stock	117,675	—	—	—	—
Stock options exercised	8,680	155	—	—	155
Repurchase of common stock	—	—	—	—	—
Balance at September 30, 2023	7,841,616	$117,181	$142,205	$(1,524)	$257,862

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2021	7,803,166	$118,148	$92,400	$(8,561)	$201,987
Net income	—	—	29,408	—	29,408
Other comprehensive income, net of tax	—	—	—	8,361	8,361
Cash dividends declared ($0.60 per share)	—	—	(4,656)	—	(4,656)
Stock-based compensation expense	—	1,892	—	—	1,892
Forfeitures of restricted stock	(9,449)	—	—	—	—
Issuance of restricted stock	81,501	—	—	—	—
Stock options exercised	3,000	48	—	—	48
Repurchase of common stock	(166,375)	(5,540)	—	—	(5,540)
Balance at September 30, 2022	7,711,843	$114,548	$117,152	$(200)	$231,500

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows – (unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$28,139	$29,408
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on investment securities	51	252
Provision for credit losses	1,826	1,165
Credit for deferred income taxes	(114)	(441)
Change in fair value of marketable equity securities	49	217
Depreciation and amortization	2,683	2,476
Amortization of debt issuance costs	185	104
Increase in cash surrender value of bank-owned life insurance	(876)	(796)
Gains and fees from sales of loans	(1,893)	(1,224)
Stock-based compensation	2,009	1,892
Loss (gain) on sale of premises and equipment	13	(51)
Net change in:
Deferred loan fees	(1,048)	2,382
Accrued interest receivable	(2,579)	(2,040)
Other assets	(3,206)	19,104
Accrued expenses and other liabilities	7,215	12,528
Net cash provided by operating activities	32,454	64,976

Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	3,758	6,289
Proceeds from principal repayments on held to maturity securities	153	5,010
Purchases of marketable equity securities	(37)	(22)
Purchases of available for sale securities	—	(22,572)
Purchases of held to maturity securities	(50)	(4,990)
Net increase in loans	(118,992)	(436,869)
Proceeds from sales of loans not originated for sale	24,127	46,281
Purchases of premises and equipment, net	(1,799)	(4,347)
Purchases of Federal Home Loan Bank stock	(480)	(2,225)
Net cash used in investing activities	(93,320)	(413,445)

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows - (unaudited) (Continued)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from financing activities
Net change in time certificates of deposit	$112,899	$313,739
Net change in other deposits	(145,091)	(151,034)
Net change in FHLB advances	—	40,000
Issuance of subordinated debt	—	34,352
Proceeds from exercise of options	155	48
Dividends paid on common stock	(4,681)	(4,656)
Repurchase of common stock	—	(5,540)
Net cash (used in) provided by financing activities	(36,718)	226,909
Net decrease in cash and cash equivalents	(97,584)	(121,560)
Cash and cash equivalents:
Beginning of year	355,679	344,682
End of period	$258,095	$223,122
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$55,145	$9,864
Income taxes	10,470	8,567
Noncash investing and financing activities:
Net change in unrealized gains or losses on available for sale securities	(1,941)	(11,130)
Net change in unrealized gains or losses on interest rate swaps	205	21,897
Establishment of right-of-use asset and lease liability	597	—
Transfer of loans from held-for-investment to held-for-sale	22,234	45,058

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

Recently issued accounting pronouncements not yet adopted

ASU No. 2023-06, Disclosure Improvements: “Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative”: The amendments in this Update modify the disclosure or presentation requirements of a variety of Topics in the Codification. Certain of the amendments represent clarifications to or technical corrections of the current requirements. Because of the variety of Topics amended, a broad range of entities may be affected by one or more of those amendments. The summary of the amendments applicable to the Company include:

Statement of Cash Flows - Requires an accounting policy disclosure in annual periods of where cash flows associated with derivative instruments and their related gains and losses are presented in the statement of cash flows.

Accounting Changes and Error Corrections - Requires that when there has been a change in the reporting entity, the entity disclose any material prior-period adjustment and the effect of the adjustment on retained earnings in interim financial statements.

Earnings Per Share - Requires disclosure of the methods used in the diluted earnings-per-share computation for each dilutive security and clarifies that certain disclosures should be made during interim periods. Amends illustrative guidance to illustrate disclosure of the methods used in the diluted earnings-per-share computation.

Interim Reporting - Conforms to the amendments made to Topic 250 (Accounting Changes and Error Correction).

Commitments - Requires disclosure of assets mortgaged, pledged, or otherwise subject to lien and the obligations collateralized.

Debt - Requires disclosure of amounts and terms of unused lines of credit and unfunded commitments and the weighted-average interest rate on outstanding short-term borrowings. Entities that are not public business entities are not required to provide information about the weighted-average interest rate.

Equity - Requires entities that issue preferred stock to disclose preference in involuntary liquidation if the liquidation preference is other than par or stated value.

Derivatives - Adds cross-reference to disclosure requirements related to where cash flows associated with derivative instruments and their related gains and losses are presented in the statement of cash flows in Topic 230.

Transfers and Servicing—Secured Borrowing and Collateral - Requires:

a. That accrued interest be included in the disclosure of liabilities incurred in securities borrowing or repurchase or resale transactions.
b. Separate presentation of the aggregate carrying amount of reverse repurchase agreements on the face of the balance sheet if that amount exceeds 10 percent of total assets.
c. Disclosure of the weighted-average interest rates of repurchase liabilities for public business entities.
d. Disclosure of amounts at risk with an individual counterparty if that amount exceeds more than 10 percent of shareholder’s equity.
e. Disclosure for reverse repurchase agreements that exceed 10 percent of total assets on whether there are any provisions in a reverse repurchase agreement to ensure that the market value of the underlying assets remains sufficient. to protect against counterparty default and, if so, the nature of those provisions.

Financial Services - Requires that investment companies disclose the components of capital on the balance sheet.

For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all other entities, the amendments will be effective two years later. The amendments in this Update should be applied prospectively. For all entities, if by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The Company believes this ASU will not have a material impact on existing disclosures and will continue to monitor for SEC action, and plan accordingly for adoption.

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

ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments.” This ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward looking “expected loss” model that will replace today’s “incurred loss” model and can result in the earlier recognition of credit losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. On November 15, 2019, the FASB issued ASU No. 2019-10, which officially delayed the adoption of this standard for smaller reporting companies (as defined by the SEC) until fiscal years beginning after December 15, 2022. In accordance with ASU No. 2019-10, on January 1, 2023, the Company adopted Topic 326. Upon adoption of CECL, the Company recorded a one-time cumulative effect, pre-tax adjustment of $5.1 million to the allowance for credit loss - loans and a corresponding net of tax adjustment to beginning retained earnings. The Company also recorded a one-time cumulative effect, pre-tax adjustment of $1.3 million to the allowance for credit losses - unfunded commitments (which is reflected in Accrued expenses and other liabilities on the Consolidated Balance Sheets) and a corresponding net of tax adjustment to beginning retained earnings. These impacts are reflected in the Company's first quarter 2023 financial statements. The future impact of CECL on the Company’s allowance for credit losses and provision (credit) for credit losses subsequent to the initial adoption will depend on refinements to key assumptions including forecasting and qualitative factors, as well as changes in the loan portfolio and economic conditions. The Company measured its allowance under its incurred loan loss model as of December 31, 2022. In addition, the Company also evaluated its Held to maturity investment securities and Available for sale investment securities upon the adoption of the standard on January 1, 2023. The Held to maturity investment securities were related to housing authority bonds in the towns of New Canaan and Stamford, CT. The Company determined these housing authority bonds had remote risk of loss based on the historical performance of housing authority bonds and the strong credit ratings of both the towns of New Canaan and Stamford, CT. The Available for sale securities consisted of government backed U.S. Treasuries, Mortgage-Backed Securities, and Corporate Securities. The U.S. Treasuries and Mortgage-Backed Securities were guaranteed by the U.S. Government and had minimal risk of loss. The Corporate Securities had minimal default risk. As such, management concluded that no allowance for expected credit losses was required for the Held to maturity investment securities or the Available for sale investment securities upon adoption of the standard on January 1, 2023.

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

2. Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at September 30, 2023 were as follows:

	September 30, 2023
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Due from one through five years	$55,263	$—	$(3,859)	$51,404
Due from five through ten years	28,196	—	(2,782)	25,414
Due after ten years	8,078	—	(1,185)	6,893
Total U.S. Government and agency obligations	91,537	—	(7,826)	83,711
Corporate bonds
Due from five through ten years	15,500	—	(2,443)	13,057
Due after ten years	1,500	—	(361)	1,139
Total corporate bonds	17,000	—	(2,804)	14,196

Total available for sale securities	$108,537	$—	$(10,630)	$97,907

Held to maturity securities:
State agency and municipal obligations
Due after ten years	$15,852	$10	$(1,578)	$14,284
Government-sponsored mortgage backed securities
No contractual maturity	33	—	—	33
Total held to maturity securities	$15,885	$10	$(1,578)	$14,317

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

There were no sales of investment securities during the nine months ended September 30, 2023 or 2022.

At September 30, 2023 and December 31, 2022, none of the Company's securities were pledged as collateral with the Federal Home Loan Bank ("FHLB") or any other institution.

As of September 30, 2023 and December 31, 2022, the actual durations of the Company's available for sale securities were significantly shorter than the stated maturities.

As of September 30, 2023, the Company held marketable equity securities with a fair value of $2.0 million and an amortized cost of $2.2 million. At December 31, 2022, the Company held marketable equity securities with a fair value of $2.0 million and an amortized cost of $2.1 million. These securities represent an investment in mutual funds that have an objective to make investments for Community Reinvestment Act ("CRA") purposes.

The following tables provide information regarding available for sale securities and held to maturity securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2023 and December 31, 2022:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)

September 30, 2023
U.S. Government and agency obligations	$9,667	$(121)	0.13%	$74,044	$(7,705)	8.42%	$83,711	$(7,826)	8.55%
Corporate bonds	—	—	—	14,196	(2,804)	16.50	14,196	(2,804)	16.50
State agency and municipal obligations	10,348	(561)	3.59	3,708	(1,017)	6.51	14,056	(1,578)	10.10
Total investment securities	$20,015	$(682)	0.55%	$91,948	$(11,526)	9.28%	$111,963	$(12,208)	9.83%

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)

December 31, 2022
U.S. Government and agency obligations	$55,443	$(3,027)	3.17%	$32,982	$(3,900)	4.09%	$88,425	$(6,927)	7.26%
Corporate bonds	8,838	(1,162)	6.84	6,400	(600)	3.50	15,238	(1,762)	10.34
State agency and municipal obligations	6,388	(85)	0.77	3,807	(779)	7.05	10,195	(864)	7.82
Total investment securities	$70,669	$(4,274)	3.46%	$43,189	$(5,279)	4.28%	$113,858	$(9,553)	7.74%

There were thirty-seven and thirty-six available for sale securities or held to maturity securities as of September 30, 2023 and December 31, 2022, respectively, in which the fair value of the security was less than the amortized cost of the security.

The U.S. Government and agency obligations owned are either direct obligations of the U.S. Government or guaranteed by the U.S. Government. Therefore, the contractual cash flows are guaranteed and as a result the unrealized losses in this portfolio are considered to be only temporarily impaired.

The corporate bonds are investments in subordinated debt of federally insured banks, the majority of which are callable after five years of origination. The Company monitors its corporate bond, state agency and municipal bond portfolios and considers them to have minimal default risk.

The Company has the intent and ability to retain its investment securities in an unrealized loss position at September 30, 2023 until the decline in value has recovered or the security has matured.

3. Loans Receivable and ACL-Loans

The following table sets forth a summary of the loan portfolio at September 30, 2023 and December 31, 2022:

(In thousands)	September 30, 2023	December 31, 2022
Real estate loans:
Residential	$52,908	$60,588
Commercial	1,955,992	1,921,252
Construction	199,972	155,198
	2,208,872	2,137,038

Commercial business (1)	508,626	520,447

Consumer	52,612	17,963
Total loans	2,770,110	2,675,448

ACL-Loans	(29,284)	(22,431)
Deferred loan origination fees, net	(5,584)	(6,633)
Loans receivable, net	$2,735,242	$2,646,384

(1) The September 30, 2023 and December 31, 2022 balances include $23 thousand and $33 thousand, respectively, of Paycheck Protection Program ("PPP") loans made under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act").

Lending activities primarily consist of commercial real estate loans, commercial business loans and, to a lesser degree, consumer loans. Loans may also be granted for the construction of commercial properties. The majority of commercial mortgage loans are collateralized by first or second mortgages on real estate.

Risk management

The Company has established credit policies applicable to each type of lending activity in which it engages. The Company evaluates the creditworthiness of each client and extends credit of up to 80% of the market value of the collateral, (85% maximum for owner occupied commercial real estate), depending on the client's creditworthiness and the type of collateral. The client’s ability to service the debt is monitored on an ongoing basis. Real estate is the primary form of collateral. Other important forms of collateral are business assets, time deposits and marketable securities. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment for commercial loans to be based on the client’s ability to generate continuing cash flows. The Company does not provide first or second lien consumer mortgage loans secured by residential properties but has a small legacy portfolio which continues to amortize, pay off due to the sale of the collateral, or refinance away from the Company.

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

Consumer: This portfolio segment includes loans secured by savings or certificate accounts, as well as unsecured personal loans and overdraft lines of credit. In addition, there are loans to finance insurance premiums, secured primarily by the cash surrender value of life insurance and marketable securities.

ACL-Loans

The following tables set forth the activity in the Company’s ACL-Loans for the three and nine months ended September 30, 2023 and 2022, by portfolio segment:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended September 30, 2023
Beginning balance	$190	$19,948	$1,798	$6,788	$1,970	$30,694
Charge-offs	—	—	—	—	(32)	(32)
Recoveries	—	—	—	35	20	55
(Credit) provision for credit losses	(29)	788	(183)	(639)	(1,370)	(1,433)
Ending balance	$161	$20,736	$1,615	$6,184	$588	$29,284

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended September 30, 2022
Beginning balance	$331	$11,480	$95	$3,802	$65	$15,773
Charge-offs	—	—	—	—	(8)	(8)
Recoveries	—	—	—	21	—	21
(Credit) provision for credit losses	(159)	1,446	38	985	71	2,381
Ending balance	$172	$12,926	$133	$4,808	$128	$18,167

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Nine Months Ended September 30, 2023
Balance As of December 31,2022	$163	$15,597	$311	$6,214	$146	$22,431
Day1 effect of CECL	80	4,987	611	(1,125)	526	5,079
Balance as of January 1, 2023 as adjusted for changes in accounting principle	243	20,584	922	5,089	672	27,510
Charge-offs	—	—	—	(439)	(69)	(508)
Recoveries	—	—	—	68	35	103
(Credit) provision for credit losses	(82)	152	693	1,466	(50)	2,179
Ending balance	$161	$20,736	$1,615	$6,184	$588	$29,284

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Nine Months Ended September 30, 2022
Beginning balance	$504	$12,751	$4	$3,590	$53	$16,902
Charge-offs	—	—	—	—	(12)	(12)
Recoveries	—	77	—	34	1	112
(Credit) provision for credit losses	(332)	98	129	1,184	86	1,165
Ending balance	$172	$12,926	$133	$4,808	$128	$18,167

We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purpose of the tables below. The following tables present loans by origination and risk designation as of September 30, 2023 and December 31, 2022 (dollars in thousands):

Term Loans
Amortized Cost Balances by Origination Year as of September 30, 2023
	2023	2022	2021	2020	2019	Prior	Total
Residential Real Estate Loans
Pass	$—	$—	$—	$—	$—	$49,234	$49,234
Special Mention	—	—	—	—	—	143	143
Substandard	—	—	—	—	—	3,766	3,766
Doubtful	—	—	—	—	—	—	—
Total Residential Real Estate Loans	$—	$—	$—	$—	$—	$53,143	$53,143
Residential Real Estate charge-off
Current period net charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate Loans
Pass	$103,894	$809,224	$328,289	$100,033	$136,785	$446,424	$1,924,649
Special Mention	12,306	—	—	—	—	1,026	13,332
Substandard	—	—	10,989	—	—	12,822	23,811
Doubtful	—	—	—	—	—	46	46
Total Commercial Real Estate Loans	$116,200	$809,224	$339,278	$100,033	$136,785	$460,318	$1,961,838
Commercial Real Estate charge-off
Current period net charge-offs	$—	$—	$—	$—	$—	$—	$—

Construction Loans
Pass	$33,174	$78,258	$37,277	$42,492	$—	$—	$191,201
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	9,362	9,362
Doubtful	—	—	—	—	—	—	—
Total Construction Loans	$33,174	$78,258	$37,277	$42,492	$—	$9,362	$200,563
Construction charge-off
Current period net charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Business Loans
Pass	$72,803	$277,805	$90,698	$9,564	$6,775	$35,378	$493,023
Special Mention	—	8,695	700	—	—	—	9,395
Substandard	—	—	7,293	—	—	2,016	9,309
Doubtful	—	—	—	—	—	118	118
Total Commercial Business Loans	$72,803	$286,500	$98,691	$9,564	$6,775	$37,512	$511,845
Commercial Business charge-off
Current period net charge-offs	$—	$—	$—	$—	$371	$—	$371

Consumer Loans
Pass	$8,679	$24,955	$10,356	$—	$—	$52	$44,042
Special Mention	—	—	—	—	—	—	—
Substandard	7,909	—	—	—	—	—	7,909
Doubtful	—	—	—	—	—	—	—
Total Consumer Loans	$16,588	$24,955	$10,356	$—	$—	$52	$51,951
Consumer charge-off
Current period net charge-offs	$34	$—	$—	$—	$—	$—	$34

Total Loans
Pass	$218,550	$1,190,242	$466,620	$152,089	$143,560	$531,088	$2,702,149
Special Mention	12,306	8,695	700	—	—	1,169	22,870
Substandard	7,909	—	18,282	—	—	27,966	54,157
Doubtful	—	—	—	—	—	164	164
Total Loans	$238,765	$1,198,937	$485,602	$152,089	$143,560	$560,387	$2,779,340
Total charge-off
Current period net charge-offs	$34	$—	$—	$—	$371	$—	$405

Term Loans
Amortized Cost Balances by Origination Year as of December 31, 2022
	2022	2021	2020	2019	2018	Prior	Total
Residential Real Estate Loans
Pass	$—	$—	$—	$—	$145	$56,670	$56,815
Special Mention	—	—	—	—	—	147	147
Substandard	—	—	—	—	40	3,819	3,859
Doubtful	—	—	—	—	—	—	—
Total Residential Real Estate Loans	$—	$—	$—	$—	$185	$60,636	$60,821
Residential Real Estate charge-off
Current period net charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate Loans
Pass	$793,594	$364,308	$102,569	$142,681	$80,424	$415,810	$1,899,386
Special Mention	—	—	—	—	—	471	471
Substandard	—	10,977	—	—	—	14,252	25,229
Doubtful	—	—	—	—	—	67	67
Total Commercial Real Estate Loans	$793,594	$375,285	$102,569	$142,681	$80,424	$430,600	$1,925,153
Commercial Real Estate charge-off
Current period net charge-offs	$(76)	$—	$—	$—	$—	$—	$(76)

Construction Loans
Pass	$85,559	$15,379	$36,766	$7,902	$—	$—	$145,606
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	9,362	9,362
Doubtful	—	—	—	—	—	—	—
Total Construction Loans	$85,559	$15,379	$36,766	$7,902	$—	$9,362	$154,968
Construction charge-off
Current period net charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Business Loans
Pass	$326,881	$122,914	$13,048	$12,752	$7,066	$36,009	$518,670
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	1,768	8	2,339	4,115
Doubtful	—	—	—	—	—	215	215
Total Commercial Business Loans	$326,881	$122,914	$13,048	$14,520	$7,074	$38,563	$523,000
Commercial Business charge-off
Current period net charge-offs	$(24)	$—	$—	$—	$—	$(11)	$(35)

Consumer Loans
Pass	$16,490	$—	$—	$—	$—	$45	$16,535
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Consumer Loans	$16,490	$—	$—	$—	$—	$45	$16,535
Consumer charge-off
Current period net charge-offs	$18	$—	$—	$—	$—	$1	$19

Total Loans
Pass	$1,222,524	$502,601	$152,383	$163,335	$87,635	$508,534	$2,637,012
Special Mention	—	—	—	—	—	618	618
Substandard	—	10,977	—	1,768	48	29,772	42,565
Doubtful	—	—	—	—	—	282	282
Total Loans	$1,222,524	$513,578	$152,383	$165,103	$87,683	$539,206	$2,680,477
Total charge-off
Current period net charge-offs	$(82)	$—	$—	$—	$—	$(10)	$(92)

Loans evaluated for impairment and the related ACL-Loans as of September 30, 2023 and December 31, 2022 were as follows:

	Portfolio	ACL-Loans
	(In thousands)
September 30, 2023
Loans individually evaluated for impairment:
Residential real estate	$3,749	$—
Commercial real estate	23,826	1,641
Construction	9,382	—
Commercial business	9,352	12
Consumer	35,894	—
Subtotal	82,203	1,653
Loans collectively evaluated for impairment:
Residential real estate	49,159	161
Commercial real estate	1,932,166	19,095
Construction	190,590	1,615
Commercial business	499,274	6,171
Consumer	16,718	589
Subtotal	2,687,907	27,631

Total	$2,770,110	$29,284

	Portfolio	ACL-Loans
	(In thousands)
December 31, 2022
Loans individually evaluated for impairment:
Residential real estate	$3,846	$—
Commercial real estate	25,292	754
Construction	9,382	—
Commercial business	4,310	147
Subtotal	42,830	901
Loans collectively evaluated for impairment:
Residential real estate	56,742	163
Commercial real estate	1,895,960	14,843
Construction	145,816	311
Commercial business	516,137	6,067
Consumer	17,963	146
Subtotal	2,632,618	21,530

Total	$2,675,448	$22,431

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

The objectives of the Company’s risk rating system are to provide the Board of Directors and senior management with an objective assessment of the overall quality of the loan portfolio, to promptly and accurately identify loans with well-defined credit weaknesses so that timely action can be taken to minimize a potential credit loss, to identify relevant trends affecting the collectability of the loan portfolio, to isolate potential problem areas and to provide essential information for determining the adequacy of the ACL-Loans. The Company’s credit risk rating system has nine grades, with each grade corresponding to a progressively greater risk of default or non-payment. Risk ratings of (1) through (5) are "pass" categories and risk ratings of (6) through (9) are criticized asset categories as defined by the regulatory agencies.

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

Risk ratings are assigned as necessary to differentiate risk within the portfolio. They are reviewed on an ongoing basis through the annual loan review process performed by Company personnel, normal renewal activity, monthly delinquency monitoring, and the quarterly watchlist and watched asset report process. They are revised to reflect changes in the borrower's financial condition and outlook, debt service coverage capability, repayment performance, collateral value and coverage, as well as other considerations. In addition to internal review at multiple points, outsourced loan review opines on risk ratings with regard to the sample of loans their review covers.

The following tables present credit risk ratings by loan segment as of September 30, 2023 and December 31, 2022:

	Commercial Credit Quality Indicators
	September 30, 2023				December 31, 2022
	Commercial Real Estate	Construction	Commercial Business	Total	Commercial Real Estate	Construction	Commercial Business	Total
	(In thousands)
Pass	$1,918,903	$190,590	$490,311	$2,599,804	$1,895,492	$145,816	$516,136	$2,557,444
Special Mention	13,263	—	8,963	22,226	468	—	—	468
Substandard	23,779	9,382	9,233	42,394	25,224	9,382	4,095	38,701
Doubtful	47	—	119	166	68	—	216	284
Loss	—	—	—	—	—	—	—	—
Total loans	$1,955,992	$199,972	$508,626	$2,664,590	$1,921,252	$155,198	$520,447	$2,596,897

	Residential and Consumer Credit Quality Indicators
	September 30, 2023			December 31, 2022
	Residential Real Estate	Consumer	Total	Residential Real Estate	Consumer	Total
	(In thousands)
Pass	$49,018	$44,703	$93,721	$56,597	$17,963	$74,560
Special Mention	141	—	141	145	—	145
Substandard	3,749	7,909	11,658	3,846	—	3,846
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total loans	$52,908	$52,612	$105,520	$60,588	$17,963	$78,551

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

The following tables set forth certain information with respect to the Company's loan portfolio delinquencies by portfolio segment as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$516	$725	$131	$1,372	$51,536	$52,908
Commercial real estate	—	—	1,851	1,851	1,954,141	1,955,992
Construction	—	—	9,382	9,382	190,590	199,972
Commercial business	4,466	1,657	13,119	19,242	489,384	508,626
Consumer	9	—	7,909	7,918	44,694	52,612
Total loans	$4,991	$2,382	$32,392	$39,765	$2,730,345	$2,770,110

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$1,969	$—	$171	$2,140	$58,448	$60,588
Commercial real estate	66	—	2,540	2,606	1,918,646	1,921,252
Construction	—	—	9,382	9,382	145,816	155,198
Commercial business	23	—	1,910	1,933	518,514	520,447
Consumer	—	—	—	—	17,963	17,963
Total loans	$2,058	$—	$14,003	$16,061	$2,659,387	$2,675,448

There were no loans delinquent greater than 90 days and still accruing interest as of September 30, 2023 or December 31, 2022.

Loans on nonaccrual status

The following is a summary of nonaccrual loans by portfolio segment as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(In thousands)
Residential real estate	$1,408	$2,152
Commercial real estate	1,898	2,781
Commercial business	7,352	2,126
Construction	9,382	9,382
Consumer	7,917	—
Total	$27,957	$16,441

Interest income on loans that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the nine months ended September 30, 2023 and 2022 was $5.1 million and $0.7 million, respectively. There was no interest income recognized on these loans for the nine months ended September 30, 2023 and 2022.

At September 30, 2023 and December 31, 2022, there were no commitments to lend additional funds to any borrower on nonaccrual status. Nonaccrual loans with no specific reserve totaled $24.9 million and $14.7 million at September 30, 2023 and December 31, 2022, respectively, as these loans were deemed to be adequately collateralized.

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

Beginning in the third quarter of 2023, the Company individually evaluated all insurance premium loans within the Consumer portfolio segment, irrespective of credit risk ratings.

The following table summarizes individually evaluated loans by portfolio segment as of September 30, 2023 and December 31, 2022.

	Carrying Amount		Unpaid Principal Balance		Associated ACL-Loans
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
	(In thousands)
Individually evaluated loans without a valuation allowance:
Residential real estate	$3,749	$3,846	$4,047	$4,104	$—	$—
Commercial real estate	1,898	2,782	2,074	3,108	—	—
Construction	9,382	9,382	9,382	9,382	—	—
Commercial business	6,261	2,551	6,718	2,793	—	—
Consumer	35,894	—	36,206	—	—	—
Total individually evaluated loans without a valuation allowance	57,184	18,561	58,427	19,387	—	—

Individually evaluated loans with a valuation allowance:
Residential real estate	$—	$—	$—	$—	$—	$—
Commercial real estate	21,928	22,511	21,928	22,511	1,641	754
Construction	—	—	—	—	—	—
Commercial business	3,091	1,758	3,091	1,758	12	147
Consumer	—	—	—	—	—	—
Total individually evaluated loans with a valuation allowance	25,019	24,269	25,019	24,269	1,653	901
Total individually evaluated loans	$82,203	$42,830	$83,446	$43,656	$1,653	$901

The following table summarizes the average carrying amount of individually evaluated impaired loans and interest income recognized on individually evaluated loans by portfolio segment for the three and nine months ended September 30, 2023 and 2022:

	Average Carrying Amount		Interest Income Recognized
	Three Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Individually evaluated impaired loans without a valuation allowance:
Residential real estate	$3,760	$3,864	$28	$21
Commercial real estate	1,900	1,082	—	—
Commercial business	6,387	2,585	48	6
Construction	9,382	9,382	—	—
Consumer	8,981	—	—	—
Total individually evaluated impaired loans without a valuation allowance	30,410	16,913	76	27
Individually evaluated impaired loans with a valuation allowance:
Residential real estate	$—	$—	$—	$—
Commercial real estate	21,934	24,419	87	148
Construction	—	—	—	—
Commercial business	3,092	2,000	—	20
Consumer	—	—	—	—
Total individually evaluated impaired loans with a valuation allowance	25,026	26,419	87	168
Total individually evaluated impaired loans	$55,436	$43,332	$163	$195

	Average Carrying Amount		Interest Income Recognized
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Individually evaluated impaired loans without a valuation allowance:
Residential real estate	$3,798	$3,901	$68	$45
Commercial real estate	1,908	1,171	—	—
Commercial business	5,068	2,619	132	16
Construction	9,382	9,266	—	—
Consumer	7,144	—	—	—
Total individually evaluated impaired loans without a valuation allowance	27,300	16,957	200	61
Individually evaluated impaired loans with a valuation allowance:
Residential real estate	$—	$—	$—	$—
Commercial real estate	21,996	24,439	260	426
Commercial business	1,470	2,098	—	48
Construction	—	—	—	—
Consumer	—	—	—	—
Total individually evaluated impaired loans with a valuation allowance	23,466	26,537	260	474
Total individually evaluated impaired loans	$50,766	$43,494	$460	$535

Loan Modifications

A loan will be considered modified as defined by ASU 2022-02 when both of the following conditions are met: 1) the borrower is experiencing financial difficulties and 2) the modification constitutes a direct change in contractual cash flows for a significant period of time. Modified terms are dependent upon the financial position and needs of the individual borrower.

There were no new loan modifications reportable under ASU 2022-02 at September 30, 2023. Information on loan modifications prior to the adoption of ASU 2022-02 is presented in accordance with the applicable accounting standards in effect at that time. As of December 31, 2022, loan modifications totaled $22.2 million. The following table provides information on loans that were modified during the periods indicated.

	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2023	2022	2023	2022	2023	2022
Three Months Ended September 30,
Residential real estate	—	—	$—	$—	$—	$—
Commercial business	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Total	—	—	$—	$—	$—	$—

	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2023	2022	2023	2022	2023	2022
Nine Months Ended September 30,
Residential real estate	—	1	$—	$703	$—	$703
Commercial business	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Total	—	1	$—	$703	$—	$703

The following table provides information on how loans were modified during the three and nine months ended September 30, 2023 and September 30, 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Payment concession	$—	$—	$—	$703
Maturity, rate and payment concession	—	—	—	—
Rate concession	—	—	—	—
Total	$—	$—	$—	$703

Allowance for credit losses (ACL)-Unfunded Commitments

As part of adoption of CECL, the Company has recorded ACL-Unfunded Commitments in Accrued expenses and other liabilities. The provision is recorded within the Provision for credit losses on the Company’s Consolidated Statements of Income. The following table presents a roll forward of the ACL-Unfunded Commitments for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Balance at Beginning of period	$1,066	$60	$80	$170
Reversal of prior unfunded reserve	—	—	(80)	—
Day 1 effect of CECL	—	—	1,273	—
(Credit) for credit losses (unfunded commitments)[1]	(146)	—	(353)	(110)
Balance at end of period	$920	$60	$920	$60

(1) In 2022, unfunded commitments were recorded as "Other" in noninterest expense.

Components of Provision for Credit Losses

The following table summarizes the Provision for credit losses for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
(Credit) provision for credit losses (loans)	$(1,433)	$2,381	$2,179	$1,165
(Credit) for credit losses (unfunded commitments)[1]	(146)	—	(353)	—
(Credit) provision for credit losses	$(1,579)	$2,381	$1,826	$1,165

(1) In 2022, unfunded commitments was recorded as "Other" in noninterest expense.

4. Shareholders' Equity

Common Stock

The Company has 10,000,000 shares authorized and 7,841,616 shares issued and outstanding at September 30, 2023 and 10,000,000 shares authorized and 7,730,699 shares issued and outstanding at December 31, 2022. The Company's stock is traded on the Nasdaq Global Market under the ticker symbol BWFG.

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

Issuer Purchases of Equity Securities

On December 19, 2018, the Company's Board of Directors authorized a share repurchase program of up to 400,000 shares of the Company's Common Stock and, on October 27, 2021, the Company’ Board of Directors authorized the repurchase of an additional 200,000 shares under its share repurchase program. The Company intends to accomplish the share repurchases through open market transactions, though the Company could accomplish repurchases through other means, such as privately negotiated transactions. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The share repurchase plan does not obligate the Company to acquire any particular amount of Common Stock, and it may be modified or suspended at any time at the Company's discretion. During the nine months ended September 30, 2023, the Company purchased no shares of its Common Stock. During the year ended December 31, 2022, the Company purchased 166,375 shares of its Common Stock at a weighted average price of $33.30 per share.

5. Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives. The Company's derivative instruments are utilized to manage economic risks, including interest rate risk. Changes in fair value of the Company's cash flow swap derivatives are primarily driven by changes in interest rates and recognized in other comprehensive income. The Company’s total comprehensive income or loss for the three and nine months ended September 30, 2023 and September 30, 2022 is reported in the Consolidated Statements of Comprehensive Income.

The following tables present the changes in accumulated other comprehensive (loss) income by component, net of tax for the three and nine months ended September 30, 2023 and September 30, 2022:

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at June 30, 2023	$(7,611)	$5,895	$(1,716)
Other comprehensive (loss) income before reclassifications, net of tax	(579)	1,718	1,139
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(947)	(947)
Net other comprehensive (loss) income	(579)	771	192
Balance at September 30, 2023	$(8,190)	$6,666	$(1,524)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at June 30, 2022	$(3,546)	$3,891	$345
Other comprehensive (loss) income before reclassifications, net of tax	(3,447)	3,095	(352)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(193)	(193)
Net other comprehensive (loss) income	(3,447)	2,902	(545)
Balance at September 30, 2022	$(6,993)	$6,793	$(200)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2022	$(6,750)	$6,561	$(189)
Other comprehensive (loss) income before reclassifications, net of tax	(1,440)	1,696	256
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(1,591)	(1,591)
Net other comprehensive (loss) income	(1,440)	105	(1,335)
Balance at September 30, 2023	$(8,190)	$6,666	$(1,524)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2021	$1,651	$(10,212)	$(8,561)
Other comprehensive (loss) income before reclassifications, net of tax	(8,644)	16,208	7,564
Amounts reclassified from accumulated other comprehensive income, net of tax	—	797	797
Net other comprehensive (loss) income	(8,644)	17,005	8,361
Balance at September 30, 2022	$(6,993)	$6,793	$(200)

The following table provides information for the items reclassified from accumulated other comprehensive income or loss:

Accumulated Other Comprehensive Income Components	Three Months Ended September 30,		Nine Months Ended September 30,		Associated Line Item in the Consolidated Statements of Income
	2023	2022	2023	2022
	(In thousands)
Derivatives:
Unrealized gains (losses) on derivatives	$1,229	$249	$3,323	$(1,026)	Interest expense on borrowings
Tax (expense) benefit	(282)	(56)	(1,732)	229	Income tax expense
Net of tax	$947	$193	$1,591	$(797)

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

The following table is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Net income	$9,777	$9,174	$28,139	$29,408
Dividends to participating securities(1)	(41)	(33)	(125)	(101)
Undistributed earnings allocated to participating securities(1)	(209)	(159)	(613)	(529)
Net income for earnings per share calculation	$9,527	$8,982	$27,401	$28,778

Weighted average shares outstanding, basic	7,598	7,554	7,582	7,582
Effect of dilutive equity-based awards(2)	36	58	65	82
Weighted average shares outstanding, diluted	7,634	7,612	7,647	7,664
Net earnings per common share:
Basic earnings per common share	$1.25	$1.19	$3.61	$3.80
Diluted earnings per common share	$1.25	$1.18	$3.58	$3.75
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

The Company is subject to the Federal Reserve Small Bank Holding Company Policy Statement. The Company will no longer be eligible for the Small Bank Holding Company Policy Statement as of March 2024, as the Company’s consolidated assets were above $3.0 billion as of June 30, 2023.

Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.

As of September 30, 2023, the Bank and Company met all capital adequacy requirements to which they are subject. There are no conditions or events since then that management believes have changed this conclusion.

The capital amounts and ratios for the Bank and the Company at September 30, 2023 and December 31, 2022 were as follows:

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
September 30, 2023
Common Equity Tier 1 Capital to Risk-Weighted Assets	$313,861	10.82%	$202,990	7.00%	$188,491	6.50%
Total Capital to Risk-Weighted Assets	344,064	11.86%	304,485	10.50%	289,986	10.00%
Tier I Capital to Risk-Weighted Assets	313,861	10.82%	246,488	8.50%	231,989	8.00%
Tier I Capital to Average Assets	313,861	9.60%	130,801	4.00%	163,501	5.00%
			Minimum Regulatory Capital Required for Capital Adequacy		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Financial Group, Inc.
September 30, 2023
Common Equity Tier 1 Capital to Risk-Weighted Assets	$256,124	8.85%	$130,301	4.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	355,470	12.28%	231,647	8.00%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	256,124	8.85%	173,735	6.00%	N/A	N/A
Tier I Capital to Average Assets	256,124	7.83%	130,922	4.00%	N/A	N/A

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
December 31, 2022
Common Equity Tier 1 Capital to Risk-Weighted Assets	$294,926	10.28%	$200,785	7.00%	$186,443	6.50%
Total Capital to Risk-Weighted Assets	317,437	11.07%	301,177	10.50%	286,836	10.00%
Tier I Capital to Risk-Weighted Assets	294,926	10.28%	243,810	8.50%	229,469	8.00%
Tier I Capital to Average Assets	294,926	9.88%	119,361	4.00%	149,202	5.00%
			Minimum Regulatory Capital Required for Capital Adequacy		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Financial Group, Inc.
December 31, 2022
Common Equity Tier 1 Capital to Risk-Weighted Assets	$235,672	8.21%	$129,231	4.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	327,142	11.39%	229,745	8.00%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	235,672	8.21%	172,308	6.00%	N/A	N/A
Tier I Capital to Average Assets	235,672	7.89%	119,490	4.00%	N/A	N/A

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

Reserve Requirements on Cash

The Bank was not required to maintain a minimum reserve balance in the Federal Reserve Bank (FRB) at September 30, 2023 or December 31, 2022.

8. Deposits

At September 30, 2023 and December 31, 2022, deposits consisted of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
Noninterest bearing demand deposit accounts	$345,433	$404,559
Interest bearing accounts:
NOW	101,719	104,057
Money market	879,978	913,868
Savings	102,207	151,944
Time certificates of deposit	1,339,289	1,226,390
Total interest bearing accounts	2,423,193	2,396,259
Total deposits	$2,768,626	$2,800,818

Maturities of time certificates of deposit as of September 30, 2023 and December 31, 2022 are summarized below:

	September 30, 2023	December 31, 2022
	(In thousands)
2023	$418,957	$1,084,321
2024	585,437	135,965
2025	318,587	5,927
2026	26	109
2027	68	68
2028	6,220	—
After 2028	9,994	—
Total	$1,339,289	$1,226,390
The aggregate amount of individual certificate accounts, with balances of $250,000 or more, was approximately $140.8 million at September 30, 2023 and $74.6 million at December 31, 2022.
The following table summarizes interest expense on deposits by account type for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
NOW	$47	$52	$127	$158
Money market	9,064	2,346	23,532	4,672
Savings	817	474	2,404	678
Time certificates of deposits	13,861	1,220	35,536	2,773
Total interest expense on deposits	$23,789	$4,092	$61,599	$8,281

9. Stock-Based Compensation

Equity award plans

The Company has stock options or unvested restricted stock outstanding under three equity award plans, which are collectively referred to as the “Stock Plans”. The current plan under which any future issuances of equity awards will be made is the 2022 Bankwell Financial Group, Inc. Stock Plan, or the “2022 Plan”. All equity awards made under the 2022 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of stock options or restricted stock. At September 30, 2023, there were 349,076 shares reserved for future issuance under the 2022 Plan.

Stock Options: The Company accounts for stock options based on the fair value at the date of grant and records an expense over the vesting period of such awards on a straight line basis.

There were no options granted during the nine months ended September 30, 2023.

A summary of the status of outstanding stock options for the nine months ended September 30, 2023 is presented below:

	Nine Months Ended September 30, 2023
	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	8,680	$17.86
Exercised	(8,680)	17.86
Options outstanding at end of period	—	—

Options exercisable at end of period	—	—

As of September 30, 2023, all awarded options have been exercised.

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.

The following table presents the activity for restricted stock for the nine months ended September 30, 2023:

	Nine Months Ended September 30, 2023
	Number of Shares		Weighted Average Grant Date Fair Value
Unvested at beginning of period	214,000	(1)	$27.96
Granted	117,675	(2)	29.88
Vested	(75,993)	(3)	29.47
Forfeited	(15,438)	(4)	24.62
Unvested at end of period	240,244
(1)    Includes 34,369 shares of performance based restricted stock.
(2)    Includes 33,106 shares of performance based restricted stock.
(3)    Includes 25,574 shares of performance based restricted stock.
(4) Includes 5,586 shares of performance based restricted stock.

The total fair value of restricted stock awards vested during the nine months ended September 30, 2023 was $2.4 million.

The Company's restricted stock expense for the nine months ended September 30, 2023 and September 30, 2022 was $2.0 million and $1.9 million, respectively. At September 30, 2023, there was $4.7 million of unrecognized stock compensation expense for restricted stock, expected to be recognized over a weighted average period of 1.7 years.

Performance Based Restricted Stock: The Company has 36,315 shares of performance based restricted stock outstanding as of September 30, 2023 pursuant to the Company’s Stock Plans. The awards vest over a three year service period, provided certain performance metrics are met. The share quantity that ultimately vests can range between 0% and 200%, which is dependent on the degree to which the performance metrics are met. The Company records an expense over the vesting period based on (a) the probability that the performance metric will be met and (b) the fair market value of the Company’s stock at the date of the grant.

10. Derivative Instruments

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, and duration of its funding along with the use of interest rate derivative financial instruments, namely interest rate swaps. The Company does not use derivatives for speculative purposes. As of September 30, 2023, the Company was a party to five cash flow swaps, designated as hedging instruments, to add stability to interest expense and to manage its exposure to the variability of the future cash flows attributable to the contractually specified interest rates. The notional amount for each swap is $25 million and in each case, the Company has entered into pay-fixed cash flow swaps to convert rolling 90-day Federal Home Loan Bank advances or brokered deposits. Cash flow swaps with a positive fair value are recorded as other assets and cash flow swaps with a negative fair value are recorded as other liabilities on the Consolidated Balance Sheets.

The Company terminated two cash flow swaps with a total notional amount of $50 million during the year ended December 31, 2022. The underlying debt associated with the terminated swaps was kept in place. The fair value of the terminated swaps totaled $144.5 thousand as of September 30, 2023. The fair value of the terminated swaps will be reclassified from other comprehensive income to interest expense on a straight-line basis over the original term of the hedging relationship.

The Company entered into one pay-fixed portfolio layer method fair value swap, designated as a hedging instrument, with a total notional amount of $150 million in the first quarter of 2023. The Company designated the fair value swap under the portfolio layer method (“PLM”). Under this method, the hedged item is designated as a hedged layer of a closed portfolio of financial loans that is anticipated to remain outstanding for the designated hedged period. Adjustments will be made to record the swap at fair value on the Consolidated Balance Sheets, with changes in fair value recognized in interest income. The carrying value of the fair value swap on the Consolidated Balance Sheets will also be adjusted through interest income, based on changes in fair value attributable to changes in the hedged risk.

The following table represents the carrying value of the portfolio layer method hedged asset and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
	Carrying Value of Hedged Asset		Hedged Items
	(In thousands)
Fixed Rate Asset (1)	$148,304	$—	$(1,696)	$—

(1) These amounts include the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. As of September 30, 2023, the amortized cost basis of the closed portfolio used in this hedging relationship was $654.5 million, the cumulative basis adjustments associated with this hedging relationships was $1.7 million, and the amount of the designated hedged item was $150.0 million.

As of September 30, 2023, the Company has interest rate swaps not designated as hedging instruments, to minimize interest rate risk exposure with loans to clients.

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

Information about derivative instruments at September 30, 2023 and December 31, 2022 is as follows:

	As of September 30, 2023
	Derivative Assets			Derivative Liabilities
	Original Notional Amount	Balance Sheet Location	Fair Value	Original Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Cash flow swaps	$125,000	Other assets	$8,506	$—	Accrued expenses and other liabilities	$—
Fair value swap	$150,000	Other assets	$1,686	$—	Accrued expenses and other liabilities	$—

Derivatives not designated as hedging instruments:
Cash flow swaps(1)	$38,500	Other assets	$5,411	$38,500	Accrued expenses and other liabilities	$5,411

(1) Represents interest rate swaps with commercial banking clients, which are offset by derivatives with a third party.

Accrued interest receivables related to interest rate swaps as of September 30, 2023 totaled $0.8 million and is excluded from the fair value presented in the table above. The fair value of interest rate swaps in a net asset position, including accrued interest, totaled $9.3 million as of September 30, 2023.

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
Changes in the consolidated statements of comprehensive income (loss) related to interest rate derivatives designated as hedges of cash flows were as follows for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Interest rate swaps designated as cash flow hedges:
Unrealized loss recognized in accumulated other comprehensive income before reclassifications	$2,230	$3,986	$3,528	$20,871
Amounts reclassified from accumulated other comprehensive income	(1,229)	(249)	(3,323)	1,026
Income tax (expense) benefit on items recognized in accumulated other comprehensive income	(230)	(835)	(100)	(4,892)
Other comprehensive income	$771	$2,902	$105	$17,005

The above unrealized gains and losses are reflective of market interest rates as of the respective balance sheet dates. Generally, a lower interest rate environment will result in a negative impact to comprehensive income whereas a higher interest rate environment will result in a positive impact to comprehensive income.

The following table summarizes the effect of the fair value hedging relationship recognized in the consolidated statements of income for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Gain (loss) on fair value hedging relationship:
Hedged asset	$(1,015)	$—	$(1,696)	$—
Fair value derivative designated as hedging instrument	1,402	—	2,407	—
Total gain recognized in the consolidated statements of income within interest and fees on loans	$387	$—	$711	$—

The following tables summarize gross and net information about derivative instruments that are offset in the Consolidated Balance Sheets at September 30, 2023 and December 31, 2022:

	September 30, 2023
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets	$16,359	$—	$16,359	$—	$16,487	$(128)
(1) Includes accrued interest receivable totaling $756 thousand.

	September 30, 2023
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivative liabilities	$5,391	$—	$5,391	$—	$—	$5,391
(1) Includes net accrued interest payable totaling $20 thousand.

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

The carrying values, fair values and placement in the fair value hierarchy of the Company's financial instruments at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$256,973	$256,973	$256,973	$—	$—
Federal funds sold	1,122	1,122	1,122	—	—
Marketable equity securities	1,975	1,795	1,795	—	—
Available for sale securities	97,907	97,907	51,404	46,503	—
Held to maturity securities	15,885	14,317	—	33	14,284
Loans receivable, net	2,735,242	2,682,610	—	—	2,682,610
Accrued interest receivable	15,648	15,648	—	15,648	—
FHLB stock	5,696	5,696	—	5,696	—
Servicing asset, net of valuation allowance	952	952	—	—	952
Derivative asset	15,603	15,603	—	15,603	—

Financial Liabilities:
Noninterest bearing deposits	$345,433	$345,443	$—	$345,443	$—
NOW and money market	981,697	981,697	—	981,697	—
Savings	102,207	102,207	—	102,207	—
Time deposits	1,339,289	1,331,827	—	—	1,331,827
Accrued interest payable	18,342	18,342	—	18,342	—
Advances from the FHLB	90,000	89,998	—	—	89,998
Subordinated debentures	69,143	60,033	—	—	60,033
Derivative liability	5,411	5,411	—	5,411	—

	December 31, 2022
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$344,925	$344,925	$344,925	$—	$—
Federal funds sold	10,754	10,754	10,754	—	—
Marketable equity securities	1,988	1,988	1,988	—	—
Available for sale securities	103,663	103,663	51,489	52,174	—
Held to maturity securities	15,983	15,435	—	37	15,398
Loans receivable, net	2,646,384	2,594,819	—	—	2,594,819
Accrued interest receivable	13,070	13,070	—	13,070	—
FHLB stock	5,216	5,216	—	5,216	—
Servicing asset, net of valuation allowance	746	746	—	—	746
Derivative asset	12,499	12,499	—	12,499	—

Financial Liabilities:
Noninterest bearing deposits	$404,559	$404,559	$—	$404,559	$—
NOW and money market	1,017,925	1,017,925	—	1,017,925	—
Savings	151,944	151,944	—	151,944	—
Time deposits	1,226,390	1,214,073	—	—	1,214,073
Accrued interest payable	6,650	6,650	—	6,650	—
Advances from the FHLB	90,000	89,996	—	—	89,996
Subordinated debentures	68,959	62,687	—	—	62,687
Servicing liability	23	23	—	—	23
Derivative liability	4,207	4,207	—	4,207	—

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

Financial instruments measured at fair value on a recurring basis

The following table details the financial instruments carried at fair value on a recurring basis at September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the nine months ended September 30, 2023 and for the year ended December 31, 2022.

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
September 30, 2023:
Marketable equity securities	$1,975	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	51,404	32,307	—
Corporate bonds	—	14,196	—
Derivative asset	—	15,603	—
Derivative liability	—	5,411	—

December 31, 2022:
Marketable equity securities	$1,988	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	51,489	36,936	—
Corporate bonds	—	15,238	—
Derivative asset	—	12,499	—
Derivative liability	—	4,207	—

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

The following table details the financial instruments measured at fair value on a nonrecurring basis at September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
September 30, 2023:
Individually evaluated loans	$—	$—	$80,550
Servicing asset, net	—	—	952

December 31, 2022:
Individually evaluated loans	$—	$—	$41,929
Servicing asset, net	—	—	723

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at September 30, 2023 and December 31, 2022:

	Fair Value	Valuation Methodology	Unobservable Input	Range
	(Dollars in thousands)
September 30, 2023:
Individually evaluated loans	$22,292	Appraisals	Discount to appraised value	8.00%
	35,894	Appraisals, cash surrender value life insurance, securities, cash held as collateral	Discounts to appraised value and securities value	—% - 8.00%
	24,017	Discounted cash flows	Discount rate	3.00 - 10.50%
	$82,203

Servicing asset, net	$952	Discounted cash flows	Discount rate	10.00%
			Prepayment rate	3.00 - 17.00%
December 31, 2022:
Individually evaluated loans	$17,477	Appraisals	Discount to appraised value	6.00-8.00%
	24,452	Discounted cash flows	Discount rate	3.00 - 6.75%
	$41,929

Servicing asset, net	$723	Discounted cash flows	Discount rate	10.00% (1)
			Prepayment rate	3.00 - 17.00%
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

13. Subordinated debentures

On October 14, 2021, the Company completed a private placement of a $35.0 million fixed-to-floating rate subordinated note (the “2021 Note”) to an institutional accredited investor. The Company used the net proceeds to repay the $15.5 million principal balance of subordinated notes issued in 2015 for general corporate purposes.

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

The 2022 Notes bear interest at a fixed rate of 6.0% per year until August 31, 2027. Thereafter, the interest rate will reset quarterly at a variable rate equal to the then current three-month term SOFR plus 326 basis points. The 2022 Notes have a stated maturity of September 1, 2032 and are non-callable for five years. Beginning August 19, 2027, the Company may redeem the 2022 Notes, in whole or in part, at its option. The 2022 Notes are not subject to redemption at the option of the holder. The 2022 Notes have been structured to qualify for the Company as Tier 2 capital under regulatory guidelines.

The Company incurred certain costs associated with the issuance of its subordinated debt. The Company capitalized these costs and they have been presented within subordinated debentures on the consolidated balance sheets. At September 30, 2023 and December 31, 2022, unamortized debt issuance costs were $0.9 million and $1.0 million, respectively. Debt issuance costs amortize over the expected life of the related debt. For the three months ended September 30, 2023 and 2022 the amortization expense for debt issuance costs were $62 thousand and $45 thousand, respectively, and were recognized as an increase to interest expense on borrowings within the Consolidated Statements of Income. For the nine months ended September 30, 2023 and 2022, the amortization expense for debt issuance costs were $185 thousand and $104 thousand, respectively.

The Company recognized $0.8 million and $0.5 million in interest expense related to its subordinated debt for the three-month periods ended September 30, 2023 and 2022, respectively. The Company recognized $2.4 million and $1.1 million in interest expense related to its subordinated debt for the nine-month periods ended September 30, 2023 and 2022, respectively.

14. Subsequent Events

On October 25, 2023, the Company’s Board of Directors declared a $0.20 per share cash dividend, payable on November 20, 2023 to shareholders of record on November 10, 2023.

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

General

Bankwell Financial Group, Inc. is a bank holding company headquartered in New Canaan, Connecticut. Through our wholly-owned subsidiary, Bankwell Bank, or the Bank, we serve small and medium-sized businesses and retail clients. We have a history of building long-term client relationships and attracting new clients through what we believe is out superior service and our ability to deliver a diverse product offering.

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

Earnings and Performance Overview

For the three months ended September 30, 2023, net interest income was $22.7 million, a decrease of $1.9 million or 7.8% when compared to the same period in 2022. For the nine months ended September 30, 2023, net interest income was $72.2 million, an increase of $4.3 million or 6% when compared to the same period in 2022. The decrease in net interest income for the three months ended September 30, 2023 was primarily attributable to an increase in interest expense partially offset by an increase in interest on loans due to higher overall loan yields. The increase in net interest income for the nine months ended September 30, 2023 was primarily attributable to an increase in interest and fees on loans due to loan growth and higher overall loan yields partially offset by an increase in interest expense.

Net income available to common shareholders was $9.8 million, or $1.25 per diluted share, and $9.2 million, or $1.18 per diluted share, for the three months ended September 30, 2023 and 2022, respectively. Net income available to common shareholders was $28.1 million, or $3.58 per diluted share, and $29.4 million, or $3.75 per diluted share, for the nine months ended September 30, 2023 and 2022, respectively. The increase in net income for the quarter ended 2023 was primarily due to the credit for credit losses, partially offset by an increase in noninterest expense, and the aforementioned decrease in revenues. The decrease in net income for nine months ended 2023 was due to an increase in noninterest expense partially offset by the aforementioned increase in revenues.

Returns on average shareholders' equity and average assets for the three months ended September 30, 2023 were 15.19% and 1.19%, respectively, compared to 15.73% and 1.47%, respectively, for the three months ended September 30, 2022. Returns on average shareholders' equity and average assets for the nine months ended September 30, 2023 were 15.16% and 1.16%, respectively, compared to 17.94% and 1.59%, respectively, for the nine months ended September 30, 2022.

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

FTE net interest income for the three months ended September 30, 2023 and 2022 was $22.7 million and $24.7 million, respectively. FTE net interest income for the nine months ended September 30, 2023 and 2022 was $72.4 million and $68.1 million, respectively.

FTE interest income for the three months ended September 30, 2023 increased by $18.6 million, or 62.5%, to $48.3 million, compared to FTE interest income for the three months ended September 30, 2022. FTE interest income for the nine months ended September 30, 2023 increased by $60.7 million, or 77.3%, to $139.2 million, compared to FTE interest income for the nine months ended September 30, 2022. This increase was due to an increase in interest and fees on loans due to loan growth and higher overall loan yields.

Interest expense for the three months ended September 30, 2023 increased by $20.5 million compared to interest expense for the three months ended September 30, 2022. Interest expense for the nine months ended September 30, 2023 increased by $56.4 million compared to interest expense for the nine months ended September 30, 2022. The increase in interest expense for the three and nine months ended September 30, 2023 was driven by an increase in interest expense on deposits, resulting from an increase in rates on interest bearing deposits.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following table presents the average balances and yields earned on interest earning assets and average balances and weighted average rates paid on our funding liabilities for the three and nine months ended September 30, 2023 and 2022.

	For the Quarter Ended
	September 30, 2023			September 30, 2022
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets:
Cash and Fed funds sold	$265,115	$3,393	5.08%	$130,440	$747	2.27%
Securities(1)	127,229	953	3.00	120,092	829	2.76
Loans:
Commercial real estate	1,943,725	28,140	5.67	1,512,381	18,830	4.87
Residential real estate	53,966	671	4.97	62,915	586	3.72
Construction	209,154	3,908	7.31	116,256	1,512	5.09
Commercial business	539,185	10,394	7.54	431,917	7,058	6.39
Consumer	44,020	741	6.66	12,145	142	4.65
Total loans	2,790,050	43,854	6.15	2,135,614	28,128	5.15
Federal Home Loan Bank stock	5,696	115	8.13	5,021	31	2.51
Total earning assets	3,188,090	$48,315	5.93%	2,391,167	$29,735	4.87%
Other assets	78,089			89,173
Total assets	$3,266,179			$2,480,340

Liabilities and shareholders' equity:
Interest bearing liabilities:
NOW	$102,149	$47	0.18%	$119,593	$52	0.17%
Money market	922,036	9,064	3.90	828,541	2,346	1.12
Savings	105,366	817	3.08	189,279	474	0.99
Time	1,322,074	13,861	4.16	557,243	1,220	0.87
Total interest bearing deposits	2,451,625	23,789	3.85	1,694,656	4,092	0.96
Borrowed Money	159,103	1,783	4.39	135,221	993	2.87
Total interest bearing liabilities	2,610,728	$25,572	3.89%	1,829,877	$5,085	1.10%
Noninterest bearing deposits	345,988			383,048
Other liabilities	54,136			36,037
Total liabilities	3,010,852			2,248,962
Shareholders' equity	255,327			231,378
Total liabilities and shareholders' equity	$3,266,179			$2,480,340
Net interest income(2)		$22,743			$24,650
Interest rate spread			2.04%			3.77%
Net interest margin(3)			2.85%			4.12%
(1)Average balances and yields for securities are based on amortized cost.
(2)The adjustment for securities and loans taxable equivalency amounted to $52 thousand and $49 thousand for the three months ended September 30, 2023 and 2022, respectively.
(3)Annualized net interest income as a percentage of earning assets.
(4)Yields are calculated using the contractual day count convention for each respective product type.

	For the Nine Months Ended
	September 30, 2023			September 30, 2022
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets:
Cash and Fed funds sold	$281,033	$9,983	4.75%	$240,252	$1,350	0.75%
Securities(1)	128,554	2,864	2.97	117,008	2,392	2.73
Loans:
Commercial real estate	1,932,549	79,958	5.46	1,433,642	51,104	4.70
Residential real estate	56,798	1,957	4.59	67,705	1,810	3.56
Construction	194,396	10,582	7.18	108,249	4,482	5.46
Commercial business	546,329	32,073	7.74	402,876	17,011	5.57
Consumer	30,571	1,489	6.51	7,844	290	4.94
Total loans	2,760,643	126,059	6.02	2,020,316	74,697	4.88
Federal Home Loan Bank stock	5,527	308	7.46	3,715	61	2.19
Total earning assets	3,175,757	$139,214	5.78%	2,381,291	$78,500	4.35%
Other assets	66,342			89,747
Total assets	$3,242,099			$2,471,038

Liabilities and shareholders' equity:
Interest bearing liabilities:
NOW	$97,741	$127	0.17%	$122,792	$158	0.17%
Money market	910,840	23,532	3.45	909,106	4,672	0.69
Savings	117,984	2,404	2.72	194,013	678	0.47
Time	1,291,124	35,536	3.68	487,792	2,773	0.76
Total interest bearing deposits	2,417,689	61,599	3.41	1,713,703	8,281	0.65
Borrowed Money	161,166	5,238	4.29	101,685	2,137	2.77
Total interest bearing liabilities	2,578,855	$66,837	3.47%	1,815,388	$10,418	0.77%
Noninterest bearing deposits	374,943			398,728
Other liabilities	40,192			37,784
Total liabilities	2,993,990			2,251,900
Shareholders' equity	248,109			219,138
Total liabilities and shareholders' equity	$3,242,099			$2,471,038
Net interest income(2)		$72,377			$68,082
Interest rate spread			2.31%			3.58%
Net interest margin(3)			3.04%			3.81%
(1)Average balances and yields for securities are based on amortized cost.
(2)The adjustment for securities and loans taxable equivalency amounted to $154 thousand and $148 thousand for the nine months ended September 30, 2023 and 2022, respectively.
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

	Three Months Ended September 30, 2023 vs 2022 Increase (Decrease)			Nine Months Ended September 30, 2023 vs 2022 Increase (Decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Cash and Fed funds sold	$1,205	$1,440	$2,645	$267	$8,366	$8,633
Securities	51	73	124	247	225	472
Loans:
Commercial real estate	5,927	3,383	9,310	19,739	9,115	28,854
Residential real estate	(92)	177	85	(322)	469	147
Construction	1,545	851	2,396	4,360	1,739	6,099
Commercial business	1,933	1,404	3,337	7,170	7,892	15,062
Consumer	513	85	598	1,081	119	1,200
Total loans	9,826	5,900	15,726	32,028	19,334	51,362
Federal Home Loan Bank stock	5	79	84	42	206	248
Total change in interest and dividend income	11,087	7,492	18,579	32,584	28,131	60,715
Interest expense:
Deposits:
NOW	(8)	2	(6)	(32)	2	(30)
Money market	293	6,425	6,718	9	18,851	18,860
Savings	(287)	630	343	(362)	2,087	1,725
Time	3,361	9,280	12,641	9,830	22,933	32,763
Total deposits	3,359	16,337	19,696	9,445	43,873	53,318
Borrowed money	198	592	790	1,598	1,503	3,101
Total change in interest expense	3,557	16,929	20,486	11,043	45,376	56,419
Change in net interest income	$7,530	$(9,437)	$(1,907)	$21,541	$(17,245)	$4,296

(Credit) provision for Credit Losses

The (credit) provision for credit losses is based on management’s periodic assessment of the adequacy of our ACL-Loans and ACL-Unfunded Commitments which, in turn, is based on interrelated factors such as the composition of our loan portfolio and its inherent risk characteristics, the level of nonperforming loans and net charge-offs, both current and historic, local economic and credit conditions, the direction of real estate values, and regulatory guidelines. The (credit) provision for credit losses is charged against earnings in order to maintain our ACL-Loans and ACL-Unfunded Commitments and reflects management’s best estimate of probable losses inherent in our loan portfolio as of the balance sheet date.

The credit for credit losses for the three months ended September 30, 2023 was $1.6 million compared to a provision for credit losses of $2.4 million for the three months ended September 30, 2022. The provision for credit losses for the nine months ended September 30, 2023 was $1.8 million compared to a credit for credit losses of $1.2 million for the nine months ended September 30, 2022. The reduction for three months ended September 30, 2023 was primarily due to a revision in the CECL methodology given further refinement of the Company's loan portfolio segmentation for insurance premium loans. The increase in provision for credit losses for the nine months ended September 30, 2023 was primarily driven by loan growth and forward looking CECL macroeconomic factors. On January 1, 2023, the Company adopted ASC 326 Financial Instruments - Credit

Losses ("CECL"). Upon adoption of CECL, the Company recorded a one-time cumulative effect, pre-tax adjustment $5.1 million to the ACL-Loans and a corresponding net of tax adjustment to beginning retained earnings. The Company also recorded a one-time cumulative effect, pre-tax adjustment of $1.3 million to the ACL-Unfunded commitments (which is reflected in Accrued expenses and other liabilities on the Consolidated Balance Sheets) and a corresponding net of tax adjustment to beginning retained earnings.

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of fees generated from deposit relationships with our clients, fees generated from sales and referrals of loans, and income earned on bank-owned life insurance.

The following tables compare noninterest income for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	$	%
Gains (losses) and fees from sales of loans	$237	$(15)	$252	Favorable
Bank-owned life insurance	303	271	32	11.8
Service charges and fees	294	240	54	22.5
Other	(48)	(94)	46	Favorable
Total noninterest income	$786	$402	$384	95.5%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	$	%
Gains and fees from sales of loans	$1,893	$1,224	$669	54.7%
Bank-owned life insurance	876	796	80	10.1
Service charges and fees	941	729	212	29.1
Other	3	(237)	240	Favorable
Total noninterest income	$3,713	$2,512	$1,201	47.8%
Noninterest income increased by $0.4 million to $0.8 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Noninterest income increased by $1.2 million to $3.7 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase in noninterest income was driven by an increase in SBA loan sales and increases in service charges and fees for the three and nine months ended 2023.

Noninterest Expense

The following table compares noninterest expense for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	$	%
Salaries and employee benefits	$6,036	$5,876	$160	2.7%
Occupancy and equipment	2,146	2,035	111	5.5
Professional services	491	994	(503)	(50.6)
Data processing	741	626	115	18.4
Director fees	362	325	37	11.4
FDIC insurance	1,026	255	771	302.4
Marketing	184	102	82	80.4
Other	1,219	818	401	49.0
Total noninterest expense	$12,205	$11,031	$1,174	10.6%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	$	%
Salaries and employee benefits	$18,507	$16,249	$2,258	13.9%
Occupancy and equipment	6,434	6,378	56	0.9
Professional services	2,505	2,975	(470)	(15.8)
Data processing	2,141	1,969	172	8.7
Director fees	1,207	1,016	191	18.8
FDIC insurance	3,138	740	2,398	324.1
Marketing	512	254	258	101.6
Other	3,093	2,311	782	33.8
Total noninterest expense	$37,537	$31,892	$5,645	17.7%
Noninterest expense increased by $1.2 million to $12.2 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Noninterest expense increased by $5.6 million to $37.5 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase in noninterest expense was primarily driven by an increase in FDIC insurance expense and salaries and employee benefits.
FDIC insurance expense totaled $1.0 million for the three months ended September 30, 2023, an increase of $0.8 million when compared to the same period in 2022. FDIC insurance expense totaled $3.1 million for the nine months ended September 30, 2023, an increase of $2.4 million when compared to the same period in 2022. The increase in FDIC insurance expense is attributed to the balance sheet growth and composition as well as an increase in FDIC insurance rates.
Salaries and employee benefits expense totaled $18.5 million for the nine months ended September 30, 2023, an increase of $2.3 million when compared to the same period in 2022. The increase in salaries and employee benefits expense was driven by an increase in average full time equivalent employees from 139 at September 30, 2023 compared to 131 for the same period in 2022. In addition, salaries and employee benefits expense increased due to one-time severance costs.

Income Taxes

Income tax expense for the three months ended September 30, 2023 and 2022 totaled $3.1 million and $2.4 million, respectively. The effective tax rates for the three months ended September 30, 2023 and 2022 were 23.9% and 20.9%, respectively. Income tax expense for the nine months ended September 30, 2023 and 2022 totaled $8.4 million and $8.0 million, respectively. The effective tax rates for the nine months ended September 30, 2023 and 2022 were 23.1% and 21.3%, respectively.

Financial Condition

Summary

Assets totaled $3.2 billion at September 30, 2023 a decrease of $2.7 million or 0.1% compared to December 31, 2022. Gross loans totaled $2.8 billion at September 30, 2023, an increase of $94.7 million or 3.5% compared to December 31, 2022. Deposits totaled $2.8 billion at September 30, 2023, a decrease of $32.2 million, or 1.1% compared to December 31, 2022.

Shareholders’ equity totaled $257.9 million as of September 30, 2023, an increase of $19.4 million compared to December 31, 2022, primarily a result of net income of $28.1 million for the nine months ended September 30, 2023. The increase was partially offset by the Day 1 CECL adoption of $4.9 million, dividends paid of $4.7 million, and a $1.3 million unfavorable impact to accumulated other comprehensive income. The unfavorable impact to accumulated other comprehensive income was driven by fair value marks on the Company's available for sale investment securities portfolio of $1.4 million partially offset by fair value marks related to hedge positions involving interest rate swaps of $0.1 million. The Company's interest rate swaps are used to hedge interest rate risk.

Loan Portfolio

We originate commercial real estate loans, construction loans, commercial business loans and consumer loans in our market. We also pursue certain types of commercial lending opportunities outside our market, particularly where we have strong business relationships. Our loan portfolio is the largest category of our earning assets.

Total loans before deferred loan fees and the ACL-Loans were $2.8 billion at September 30, 2023 and $2.7 billion at December 31, 2022. Total gross loans increased $94.7 million as of September 30, 2023 compared to the year ended December 31, 2022.

The following table compares the composition of our loan portfolio for the dates indicated:

(In thousands)	At September 30, 2023	At December 31, 2022	Change
Real estate loans:
Residential	$52,908	$60,588	$(7,680)
Commercial	1,955,992	1,921,252	34,740
Construction	199,972	155,198	44,774
	2,208,872	2,137,038	71,834
Commercial business	508,626	520,447	(11,821)
Consumer	52,612	17,963	34,649
Total loans	$2,770,110	$2,675,448	$94,662

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

Nonperforming assets. Nonperforming assets include nonaccrual loans and property acquired through foreclosures or repossession. The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(In thousands)	At September 30, 2023	At December 31, 2022
Nonaccrual loans:
Real estate loans:
Residential	$1,408	$2,152
Commercial	1,898	2,781
Commercial business	7,352	2,126
Construction	9,382	9,382
Consumer	7,917	—
Total nonaccrual loans	27,957	16,441
Other real estate owned	—	—
Total nonperforming assets	$27,957	$16,441

Nonperforming assets to total assets	0.86%	0.51%
Nonaccrual loans to total gross loans	1.01%	0.61%
ACL-loans as a % of total loans	1.06%	0.84%
ACL-loans as a % of nonperforming loans	104.75%	136.43%
Total past due loans to total gross loans	1.44%	0.60%
Nonperforming assets totaled $28.0 million and represented 0.86% of total assets at September 30, 2023, compared to $16.4 million and 0.51% of total assets at December 31, 2022. Nonaccrual loans totaled $28.0 million at September 30, 2023 and $16.4 million at December 31, 2022. Nonaccrual loans increased primarily due to three distinct loans:
• One Consumer (insurance premium) loan of $7.9 million. As of October 4, 2023, the loan balance has been reduced to $3.9 million. The Bank holds collateral for the remaining balance, worth approximately two times the outstanding amount.

• Two Commercial business loans totaling $5.5 million, of which approximately 82% is guaranteed by the U.S. Government (SBA).

There was no Other Real Estate Owned ("OREO") at September 30, 2023 or December 31, 2022.

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

The following table presents the activity in our ACL-Loans and related ratios for the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Balance at beginning of period	$30,694	$15,773	$22,431	$16,902
CECL Day 1 Adjustment	—	—	5,079	—
Balance at beginning of period-Adjusted	30,694	15,773	27,510	16,902
Charge-offs:
Commercial real estate	—	—	—	—
Commercial business	—	—	(439)	—
Consumer	(32)	(8)	(69)	(12)
Total charge-offs	(32)	(8)	(508)	(12)
Recoveries:
Commercial real estate	—	—	—	77
Commercial business	35	21	68	34
Consumer	20	—	35	1
Total recoveries	55	21	103	112
Net recoveries (charge-offs)	23	13	(405)	100
(Credit) provision for credit losses - loans	(1,433)	2,381	2,179	1,165
Balance at end of period	$29,284	$18,167	$29,284	$18,167
Net charge-offs to average loans	—%	—%	0.01%	—%
ACL-Loans to total gross loans	1.06%	0.79%	1.06%	0.79%

At September 30, 2023, our ACL-Loans was $29.3 million and represented 1.06% of total gross loans, compared to $22.4 million, or 0.84% of total gross loans, at December 31, 2022.

The following table presents the allocation of the ACL-Loans balance and the related allocation percentage of these loans across the total loan portfolio:

	At September 30, 2023		At December 31, 2022
(Dollars in thousands)	ACL-Loans	Loans as Percent of Total Loan Portfolio	ACL-Loans	Loans as Percent of Total Loan Portfolio
Residential real estate	$161	0.55%	$163	2.27%
Commercial real estate	20,736	70.90	15,597	71.81
Construction	1,615	5.52	311	5.80
Commercial business	6,148	21.02	6,214	19.45
Consumer	588	2.01	146	0.67
Total ACL-Loans	$29,248	100.00%	$22,431	100.00%

The allocation of the ACL-Loans at September 30, 2023 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the ACL-Loans at September 30, 2023 is appropriate to cover probable losses.

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

Investment Securities

At September 30, 2023, the carrying value of our investment securities portfolio totaled $115.8 million and represented 3.6% of total assets, compared to $121.6 million, or 3.7% of total assets, at December 31, 2022.

The net unrealized loss position on our investment portfolio at September 30, 2023 was $12.2 million and included gross unrealized gains of $10.0 thousand. The net unrealized loss position on our investment portfolio at December 31, 2022 was $9.2 million and included gross unrealized gains of $0.3 million.

Deposit Activities and Other Sources of Funds

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest bearing demand	$345,433	12.48%	$404,559	14.44%
NOW	101,719	3.67	104,057	3.72
Money market	879,978	31.79	913,868	32.63
Savings	102,207	3.69	151,944	5.42
Time	1,339,289	48.37	1,226,390	43.79
Total deposits	$2,768,626	100.00%	$2,800,818	100.00%

Total deposits were $2.8 billion at September 30, 2023, a decrease of $32.2 million, from the balance at December 31, 2022.

Brokered certificates of deposits totaled $911.1 million at September 30, 2023 and $976.5 million at December 31, 2022. There were no certificates of deposits from national listing services at September 30, 2023 or December 31, 2022. Brokered money market accounts totaled $40.2 million at September 30, 2023 and $50.1 million at December 31, 2022.
As of September 30, 2023, our FDIC insured deposits were $1,970.3 million, or 71% of total deposits. Additionally, $118.8 million of deposits are insured by standby letters of credit with the Federal Home Loan Bank of Boston, or 4% of total deposits.

At September 30, 2023 and December 31, 2022, time deposits with a denomination of $100 thousand or more, including CDARS and brokered deposits, totaled $1,229.9 million and $1,157.2 million, respectively, maturing during the periods indicated in the table below:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Maturing:
Within 3 months	$391,376	$251,036
After 3 but within 6 months	248,480	252,673
After 6 months but within 1 year	203,815	530,400
After 1 year	386,215	123,130
Total	$1,229,886	$1,157,239

We utilize advances from the Federal Home Loan Bank of Boston, or FHLB, as part of our overall funding strategy and to meet short-term liquidity needs, and to a lesser degree, manage interest rate risk arising from the difference in asset and liability maturities. Total FHLB advances were $90.0 million at September 30, 2023 and December 31, 2022, respectively.

The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At September 30, 2023, the Bank had pledged $956.0 million of eligible loans as collateral to support borrowing capacity at the FHLB of Boston. As of September 30, 2023, the Bank had immediate availability to borrow an additional $362.1 million based on qualified collateral.

At September 30, 2023, the Bank had a secured borrowing line with the FRB, a letter of credit with the FHLB, and unsecured lines of credit with Zions Bank, Pacific Coast Bankers Bank ("PCBB"), and Atlantic Community Bankers Bank ("ACBB"). The total borrowing line, letter, or line of credit and the amount outstanding at September 30, 2023 is summarized below:

	September 30, 2023
	Total Letter or Line of Credit	Total Outstanding
	(Dollars in thousands)
FRB	$851,760	$—
FHLB	591,042	228,899
Zions Bank	45,000	—
PCBB	38,000	—
ACBB	12,000	—
Total	$1,537,802	$228,899

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

The Bank has a detailed liquidity funding policy and a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity. We employ a stress testing methodology to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of “business as usual” cash flows. The Bank has established unsecured borrowing capacity with Zions Bank, PCBB, and ACBB (formerly Bankers’ Bank Northeast). The Bank also maintains additional collateralized borrowing capacity with the FRB and the FHLB in excess of levels used in the ordinary course of business. Our sources of liquidity include cash, unpledged investment securities, borrowings from the FRB, FHLB, lines of credit from Zions Bank, PCBB, and ACBB, the brokered deposit market and national CD listing services.

Capital Resources

Shareholders’ equity totaled $257.9 million as of September 30, 2023, an increase of $19.4 million compared to December 31, 2022, primarily a result of net income of $28.1 million for the nine months ended September 30, 2023. The increase was partially offset by the Day 1 CECL adoption of $4.9 million, dividends paid of $4.7 million, and a $1.3 million unfavorable impact to accumulated other comprehensive income. The unfavorable impact to accumulated other comprehensive income was driven by fair value marks on the Company's available for sale investment securities portfolio of $1.4 million partially offset by fair value marks related to hedge positions involving interest rate swaps of $0.1 million. The Company's interest rate swaps are used to hedge interest rate risk.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At September 30, 2023, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At September 30, 2023, the Bank’s ratio of Common Equity Tier 1 capital to risk-weighted assets was 10.82%, total capital to risk-weighted assets was 11.86%, Tier 1 capital to risk-weighted assets was 10.82% and Tier 1 capital to average assets was 9.60%.

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

We use two sets of standard scenarios to measure net interest income at risk. For the Parallel Ramp Scenarios, rate changes are ramped over a twelve-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Parallel Shock Scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Simulation analysis involves projecting a future balance sheet structure and interest income and expense under the various rate scenarios. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than: 6% for a 100 basis point shift; 12% for a 200 basis point shift; and 18% for a 300 basis point shift. Per Company policy, the Bank should not be outside these limits for twelve consecutive months unless the Bank's forecasted capital ratios are considered to be "well capitalized". As of September 30, 2023, the Bank has met all minimum regulatory capital requirements to be considered "well capitalized".

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning September 30, 2023 and December 31, 2022:

Parallel Ramp	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	September 30, 2023	December 31, 2022
-100	1.20%	2.20%
+200	(3.30)	(4.80)

Parallel Shock	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	September 30, 2023	December 31, 2022
-100	3.10%	2.20%
+100	(3.20)	(2.70)
+200	(7.20)	(6.00)
+300	(10.20)	(8.90)

The net interest income at risk simulation results indicate that, as of September 30, 2023, we remain liability sensitive. The liability sensitivity is due to the fact that there are more liabilities than assets subject to repricing as market rates change.

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

The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:

	Estimated Percent Change in Economic Value of Equity ("EVE")
Rate Changes (basis points)	September 30, 2023	December 31, 2022
-100	3.80%	2.30%
+100	(5.00)	(3.90)
+200	(11.60)	(9.30)
+300	(16.20)	(14.00)

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

(b) Change in internal controls:

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Recent and future bank failures may have a profound impact on the national, regional, and local business environment in which the Bank operates. The impact to the Bank may lead to business disruptions which may result in clients withdrawing their deposits from the Bank. Management currently expects that one result of the events in connection with the bank failures of Silicon Valley Bank in California, Signature Bank in New York, and First Republic Bank in California is that FDIC assessments will more likely than not increase the cost of doing business to the Bank. These possible impacts may adversely affect the Bank’s future operating results, including net income, and negatively impact capital. While the Bank currently does not expect the Government takeovers of Silicon Valley Bank, Signature Bank, and First Republic Bank to have a material negative effect, the Bank continues to monitor the ongoing events concerning these three banks and any future bank failures should they occur.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table includes information with respect to repurchases of the Company’s Common Stock during the three-month period ended September 30, 2023 under the Company’s share repurchase program.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2023 - July 31, 2023	—	$—	—	150,188
August 1, 2023 - August 31, 2023	—	—	—	150,188
September 1, 2023 - September 30, 2023	—	—	—	150,188
Total	—	$—	—

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

10.1	Bankwell Financial Group, Inc. and Affiliates Amended and Restated Deferred Compensation Plan for Directors and Related Investment Policy Statement

31.1	Certification of Christopher R. Gruseke pursuant to Rule 13a-14(a)

31.2	Certification of Courtney E. Sacchetti pursuant to Rule 13a-14(a)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Bankwell Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2023, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatting in Inline XBRL and contained in Exhibit 101)
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankwell Financial Group, Inc.
Date: November 8, 2023	/s/ Christopher R. Gruseke
Christopher R. Gruseke
President and Chief Executive Officer

Date: November 8, 2023	/s/ Courtney E. Sacchetti
Courtney E. Sacchetti
Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)