Form 10-K
period 2023-12-31
Bankwell Financial Group, Inc.
filed 2024-03-12
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2023 based on the closing price of the common stock as reported on the NASDAQ Global Market: 153,557,479.

As of February 29, 2024, there were 7,937,477 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Shareholders, expected to be filed pursuant to Regulation 14A within 120 days after the end of the 2023 fiscal year, are incorporated by reference into Part III of this report on form 10-K.

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
•Our Allowance for Credit Losses-Loans (“ACL-Loans”) may not be adequate to absorb loan losses;
•Changes in real estate values could also increase our credit risk;
•Changes in our executive management team;
•Our ability to successfully execute our strategic initiatives;
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

General
Bankwell Financial Group, Inc. (the "Parent Corporation") is a bank holding company, headquartered in New Canaan, Connecticut and offers a broad range of financial services through its banking subsidiary, Bankwell Bank (the "Bank" and, collectively with the Parent Corporation and the Parent Corporation's subsidiaries, "we", "our", "us", or the "Company"), a Connecticut state chartered non-member bank founded in 2002. The Bank provides a wide range of services to clients in our market, an area encompassing approximately a 100 mile radius around our branch network. In addition, the Bank pursues certain types of commercial lending opportunities outside our market, particularly where we have strong relationships. The Bank operates nine branches in New Canaan, Stamford, Fairfield, Westport, Darien, Norwalk, and Hamden, Connecticut. As of December 31, 2023, on a consolidated basis, we had total assets of approximately $3.2 billion, net loans of approximately $2.7 billion, total deposits of approximately $2.7 billion, and shareholders’ equity of approximately $265.8 million.
We are focused on being the banking provider of choice and to serve as an alternative to our larger competitors. We have a history of building long-term client relationships and attracting new clients through what we believe is our superior service and our ability to deliver a diverse product offering. In addition, we believe that our strong capital position and extensive inside ownership, coupled with a highly respected and experienced executive management team and board of directors, give us credibility with our clients and potential clients. We believe our focus on building a franchise with meaningful market share and consistent revenue growth complemented by operational and technological efficiencies will produce attractive risk-adjusted returns for our shareholders.
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
With the efforts of our executive management team, we continued our growth and maintained a strong track record of performance. From December 31, 2019 through December 31, 2023, our total assets grew from $1.9 billion to $3.2 billion; our gross loans outstanding grew from $1.6 billion to $2.7 billion and our deposits grew from $1.5 billion to $2.7 billion. We believe this growth is attributable to our ability to provide exceptional service to our clients and our financial stability.
Business Strategy
We are focused on being the banking provider of choice in our highly attractive market area through:
•Responsive, Client-Centric Products and Services and a Community Focus.   We offer a broad array of customized products and services which allows us to focus on building long-term relationships with our clients through high-quality, responsive and personal service. By focusing on the entire client relationship, we build the trust of our clients, which leads to long-term relationships and generates our organic growth. In addition, we are committed to meeting the needs of the communities that we serve. Our employees are involved in many civic and community organizations, which we support through volunteerism and sponsorships. As a result, clients and potential clients within our market know about us and frequently interact with our employees which allows us to develop long-term client relationships without extensive advertising.
•Utilization of Efficient and Scalable Infrastructure.   We employ a systematic and calculated approach to increasing our profitability and improving our efficiencies through the use of technology. We continually invest in our operating infrastructure, particularly in the areas of technology, data processing, risk management, and compliance. We believe that our scalable infrastructure provides us with an efficient operating platform from which to grow in the near term, while continuing to deliver our high-quality service, which will further enhance our ability to grow and increase our returns.
•Disciplined Focus on Risk Management.   Effective risk management is a key component of our corporate culture. We use robust risk management processes to monitor our existing loan and investment securities portfolios, support operational decision-making and improve our ability to generate earning assets with strong credit quality. To maintain our strong credit quality, we use a comprehensive underwriting process and we seek to maintain a diversified loan portfolio and a conservative investment securities portfolio. Board-approved policies contain approval authorities, as appropriate, and are reviewed at least annually. Additional risk management processes focus on the expanding risks associated with cybersecurity, regulatory compliance including BSA/AML and third party risk management. We have a Risk Management Steering Committee comprised of senior management and other members of management tasked with the review and assessment of risks and mitigants throughout the Bank on an ongoing basis. Additionally, internal review procedures are performed regarding anti-money laundering and consumer compliance requirements.

•Strategic Acquisitions.   To complement our organic growth, we focus on strategic acquisitions in or around our existing market that further our objectives. We believe there are banking institutions that continue to face credit challenges, capital constraints and liquidity issues. Some lack the scale and management expertise to manage the increasing regulatory burden and will likely need to partner with an institution like ours. As we evaluate potential acquisitions, we will continue to seek those that provide meaningful financial benefits, long-term organic growth opportunities and expense reductions, without compromising our risk profile.
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
•Experienced and Respected Executive Management Team with a Proven and Successful Track Record.   Our executive management team is comprised of seasoned professionals with significant banking experience, a history of high performance at financial institutions and success in identifying, acquiring and integrating financial institutions. Our executive management team includes Christopher R. Gruseke, President and Chief Executive Officer (since 2015), Steven H. Brunner, Executive Vice President, Chief Risk and Operations Officer (since January 24, 2024), Christine A. Chivily, Executive Vice President, Chief Credit Officer (since 2013), Ryan Hildebrand, Executive Vice President, Chief Innovation Officer (since July 26, 2023), Matthew McNeill, Executive Vice President, Chief Banking Officer (since 2020), and Courtney E. Sacchetti, Executive Vice President, Chief Financial Officer (since January 1, 2023).
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
•Strong Capital Position.   At December 31, 2023, we had a 7.26% tangible common equity ratio, and the Bank had a 9.81% tier 1 leverage ratio, a 11.30% tier 1 risk-based ratio, and an 12.32% total capital to risk-weighted assets ratio. We believe that our ability to attract and generate capital has facilitated our growth and is an integral component to the execution of our business plan.
•Scalable Operating Platform.   We provide banking technology, including online account opening, mobile and internet banking, and remote deposit capture to offer our clients maximum flexibility and to create a scalable platform to accommodate our future growth aspirations. We believe that our advanced technology combined with responsive and personal service provides our clients with an exceptional banking experience.
Human Capital Resources
At December 31, 2023, we employed a total of 126 full-time equivalent employees. It is through our team, and their ties to the communities, that we are able to dutifully support the communities we serve. Working within, and giving back to, our local partners is the hallmark of who we are, and we believe that the strength and commitment of our workforce to our communities is what sets us apart from other banks. We have long been committed to comprehensive and competitive compensation and benefits programs as we recognize that we operate in intensely competitive environments for talent.
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
We focus our marketing efforts on small to medium-sized businesses and professionals. We attract these clients based on relationships and contacts that our management and our Board of Directors have within and beyond the market area. We do not expect to compete with large institutions for the primary banking relationships of large corporations. Many of our larger commercial bank competitors have greater name recognition and offer certain services that we do not; however, we believe that our presence in our market area and focused industry sectors with attention to providing superior service is instrumental to our success.
We emphasize personalized banking services and the advantage of local decision-making in our banking businesses, and this emphasis has been well received by the public in our market area.
Lending Activities
General.   Our primary lending focus is to serve commercial and middle-market businesses and not-for-profit organizations with a variety of financial products and services, while maintaining strong and disciplined credit policies and procedures. We offer a wide array of commercial lending products to serve the needs of our clients. Commercial lending products include owner-occupied commercial real estate loans, commercial real estate investment loans, commercial loans (such as business term loans, equipment financing and lines of credit) to small and medium-sized businesses and real estate construction and development loans. We focus our lending activities on loans that we originate to borrowers located in our market or with whom the Bank’s senior management has long-standing relationships. We have established an internal lending guideline to one relationship of up to 30% of equity capital and allowance for credit losses, if secured by commercial real estate. A relationship in this instance is defined as loans made to different entities but with a shared borrower principal(s). For individual loans and loans dependent on the operation of a business, limits are set so as not to exceed the statutory maximum of 15% of equity capital and allowance for credit losses.
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

Total loans before deferred loan fees and the ACL-Loans were $2.7 billion at December 31, 2023. The following tables summarize the composition of our loan portfolio for the dates indicated.

	At December 31,
	2023	2022	2021	2020	2019
	(In thousands)
Real estate loans:
Residential	$50,931	$60,588	$79,987	$113,557	$147,109
Commercial	1,947,648	1,921,252	1,356,709	1,148,383	1,128,614
Construction	183,414	155,198	98,341	87,007	98,583
	2,181,993	2,137,038	1,535,037	1,348,947	1,374,306
Commercial business	500,569	520,447	350,975	276,601	230,028
Consumer	36,045	17,963	8,869	79	150
Total loans	$2,718,607	$2,675,448	$1,894,881	$1,625,627	$1,604,484

	At December 31,
	Percent of Loan Portfolio
	2023	2022	2021	2020	2019

Real estate loans:
Residential	1.87%	2.27%	4.22%	6.99%	9.17%
Commercial	71.64	71.81	71.60	70.64	70.34
Construction	6.75	5.80	5.19	5.35	6.14
	80.26	79.88	81.01	82.98	85.65
Commercial business	18.41	19.45	18.52	17.02	14.34
Consumer	1.33	0.67	0.47	—	0.01
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

Residential real estate loans. In the fourth quarter of 2017, management made the strategic decision to cease originating residential mortgage loans. In the third quarter of 2019, the Company stopped offering home equity loans or lines of credit. Prior to these decisions having been made, we offered first lien one-to-four family mortgage loans, as well as home equity lines of credit, in each case primarily on owner-occupied primary residences. Although our residential real estate loan portfolio presents lower levels of risk than our commercial real estate and construction loan portfolios, we are exposed to risk based on fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrower’s financial condition, which could be affected by numerous factors, including divorce, job loss, illness or other personal hardship. The rising rate environment may also pose a risk in our residential adjustable rate mortgages and home equity lines of credit portfolios as borrowers' rates reset at increased levels.
Commercial real estate loans. We offer real estate loans for owner-occupied commercial properties as well as commercial property owned by real estate investors. Loans that are secured by owner-occupied commercial real estate primarily collateralized by operating cash flows are also included in this loan category throughout this document. Commercial real estate loan terms generally are limited to ten years or less, although payments may be structured on a longer amortization basis of twenty to thirty years. The interest rates on our commercial real estate loans may be fixed or adjustable, although rates typically are not fixed for a period exceeding five to ten years. We generally charge an origination fee for these loans. We often require personal guarantees from the principal owner of the business or real estate supported by a review of the principal owner's personal financial statements. Risks associated with commercial real estate loans include increases in interest rates, fluctuations in the value of real estate, the overall strength of the economy, new job creation trends, tenant vacancy rates, property use trends, business sector changes, environmental contamination, and the quality of the borrower’s management. We make efforts to limit our risk by analyzing the borrower's cash flow and collateral value as well as all of the sponsors’ investment activities. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as owner-occupied offices/warehouses/production facilities, healthcare facilities, office buildings, industrial, mixed-use residential/commercial, retail centers and multifamily properties. Our commercial real estate loan portfolio presents a higher risk than our residential real estate and consumer loan portfolios.

Construction loans. Our construction portfolio includes loans to small and medium-sized businesses to construct owner-used properties, loans to developers of commercial real estate investment properties and residential developments. Construction and development loans are generally made with a term of one to two years and interest is paid monthly. The ratio of the loan principal to the value of the collateral, as established by independent appraisal, will not exceed industry standards. Loan proceeds are disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector. Risks associated with construction loans include fluctuations in the value of real estate, project completion risk, leasing risk and change in market trends as well as interest rate risk in a volatile or rising risk environment. We are also exposed to risk based on the ability of the construction loan borrower to refinance the debt or sell the property upon completion of the project, which may be affected by changes in market trends including rates, since the time that we funded the construction loan.
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
Consumer loans. As of December 31, 2023, our consumer loans represented 1.3% of our total loan portfolio. We do not expect our consumer loan portfolio to become a material component of our total loan portfolio as we do not engage in any material amount of consumer lending. Our consumer loans, which are underwritten primarily based on the borrower’s financial condition and contain both secured and unsecured credits, subject us to risk based on changes in the borrower’s financial condition, which could be affected by numerous factors, including those discussed above. Rising interest rates may also impact the risk profile of this segment of the portfolio. This portfolio segment includes loans to finance insurance premiums secured by the cash surrender value of life insurance and marketable securities, overdraft lines of credit, and unsecured personal loans to high net worth individuals.
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
We have a service-driven, relationship-based, business-focused credit culture, rather than a price-driven, transaction-based culture. Accordingly, substantially all of our loans are made to borrowers either located or operating in our market or with whom we have ongoing relationships across various product lines. Loans secured by properties located in out-of-market areas that we have made are generally to borrowers who are well-known to us. These borrowers typically have strong deposit relationships with the Bank as well.
Credit concentrations.   In connection with the management of our credit portfolio, we actively manage the composition of our loan portfolio, including credit concentrations. We monitor borrower and loan product concentrations continuously which are reviewed with senior management and the Board on at least a quarterly basis. Loan product concentrations are reviewed annually in conjunction with the portfolio’s credit quality and the business plan for the coming year. All concentrations are monitored by our Chief Credit Officer and our Directors' Loan Committee.
We have also established an internal lending guideline to one relationship of up to 30% of equity capital and allowance for credit losses, if secured by commercial real estate. This limit is inside the regulatory limit of 50%. A relationship in this instance is defined as loans made to different entities but with a shared borrower principal(s). For individual loans and loans dependent on the operation of a business, limits are set so as not to exceed the statutory maximum of 15% of equity capital and allowance for credit losses. Our top 20 borrowing relationships range in exposure from $43.0 million to $92.0 million and are monitored on an on-going basis.
Loan approval process.   We seek an appropriate balance between prudent and disciplined underwriting on the one hand and flexibility in our decision-making and responsiveness to our clients on the other hand. Our credit approval policies have a tiered approval process, with larger exposures referred to different levels of management and the Directors’ Loan Committee, as appropriate, based on the size and type of the loan. Smaller exposures are approved under a three-signature system. These authorities are periodically reviewed and updated by our Board of Directors. We believe that our credit approval process provides for thorough underwriting and efficient decision making.
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
Loans that are upgraded or downgraded are reviewed by our Chief Credit Officer, while Watch List loans undergo a detailed quarterly analysis prepared by the relationship manager or portfolio manager and reviewed by management. This review includes an evaluation of the market conditions, the property’s or company’s trends, the borrower and guarantor status, the level of reserves required and loan accrual status. Additionally, we have an independent, third-party loan review performed, which includes the accuracy of our loan risk ratings and our credit administration functions. Finally, we perform an annual stress test of our commercial loan portfolio, in which we evaluate the impact on the portfolio of declining economic conditions, including lower values and decline in net operating income which may result from lower rental rates, lower occupancy rates and higher interest rates. Management reviews these reports and presents them to our loan committees. These asset review procedures provide management with additional information for assessing our asset quality.
Response to the current environment on commercial real estate. In response to the economic environment in 2023, the Company:
•increased and expanded its monitoring of our entire loan portfolio, with added focus on our commercial real estate loan portfolio;
•added resources in the Portfolio Management Department;
•expanded reporting to Directors' Loan Committee and the Board of Directors which includes:
◦upcoming commercial real estate maturity schedule, including loan to value, debt service coverage ratio, occupancy, and commentary on expected refinance or payoff status, maturity by property type and owner occupied or non-owner-occupied status; and
◦individual loan level detail of the performance on our residential care portfolio and our insurance agency portfolio.
•expanded the scope of our third-party loan review from 60% of the loan portfolio to include all new and renewed loans originated since September 2022, all residential care loans, all commercial real estate loans secured by office properties where the loan balance is greater than one million dollars, and all loans with addresses in New York City;
•enhanced our covenant tracking and reporting to the Directors Loan Committee;
•conducted a detailed review of every general office loan in our portfolio. As of December 31, 2023, the Bank had $193.0 million of loans collateralized by offices, which represented 7.1% of the total loan portfolio. Most of the properties in this portfolio are in suburban locations, including all the New York State properties, which are all located in Westchester County. 96.9% of this portfolio was pass rated, and there were two relationships totaling $6.0 million on nonaccrual status; and
•performed an additional review of our multifamily exposure. As of December 31, 2023, we had $257.5 million of loans collateralized by multifamily properties, which represented 9.5% of the total loan portfolio. 100% of the portfolio is pass rated. These properties are all located in Connecticut, New York, or New Jersey, with the majority in suburban locations. Nine properties totaling $52.3 million, with an average balance of $5.8 million, are in New York City.
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
The investment policy is reviewed annually by our Board of Directors. Overall investment goals are established by our Board of Directors, Chief Financial Officer and our Asset Liability Committee, or ALCO. Our Board of Directors has delegated the responsibility of monitoring our investment activities to ALCO. Day-to-day activities pertaining to the investment portfolio are conducted within our accounting department under the supervision of our Chief Financial Officer.
Deposits
Deposits are our primary source of funds to support our income-earning assets. We offer traditional depository products, including checking, savings, money market and certificates of deposit with a variety of rates. Deposits at the Bank are insured by the FDIC up to statutory limits. We gather deposits through our network of deposit-taking branch offices, online account opening, and have attracted significant transaction account business through our relationship-based approach.
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
On October 14, 2021, the Company completed a private placement of a $35.0 million fixed-to-floating rate subordinated note (the “2021 Note”) to an institutional accredited investor. The Company used the net proceeds to repay the outstanding balance of subordinated debt issued in 2015 and for general corporate purposes.
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

Risk Management
We place significant emphasis on risk mitigation as an integral component of our organizational culture. We believe that our emphasis on risk management is manifested in our historically solid asset quality statistics. The Company’s existing governance and organizational structure incorporates a substantial risk management component through the following:
•The retention of an independent firm (separate from the Company’s auditors) that performs internal audit reviews;
•Oversight of various risk components by committees comprised of directors of the Company, including Directors' Loan Committee (credit), ALCO (asset and liability), Audit Committee (regulatory and compliance), and Technology Committee (information security and cybersecurity);
•Outsourcing of our asset/liability calculations to a reputable third party, including a quarterly assessment of interest rate risk, reviewed and validated by ALCO;
•A Risk Management Steering Committee which is chaired by our Chief Risk and Operations Officer.
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
The following discussion is a summary of the material laws, rules and regulations applicable to our operations, but does not purport to be a complete summary of all applicable laws, rules and regulations. These laws, rules and regulations may change from time to time and the regulatory agencies often have broad discretion in interpreting them. Any change in such laws, rules or regulations, whether by the Connecticut Department of Banking, the FDIC or the Federal Reserve Board ("FRB") could have a material adverse impact on the financial markets in general, and our operations and activities, financial condition, results of operations, growth plans and future prospects specifically.
Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which was enacted in 2010, has significantly changed the current bank regulatory structure and continues to affect the lending and investment activities and general operations of depository institutions and their holding companies.
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
The Dodd-Frank Act made many changes to banking regulations including authorizing depository institutions, for the first time, to pay interest on business checking accounts, requiring originators of securitized loans to retain a percentage of the risk for transferred loans, establishing regulatory rate-setting for certain debit card interchange fees, establishing a number of reforms for mortgage originations, requiring bank holding companies and banks to be “well capitalized” and “well managed” in order to acquire banks located outside of their home state, requiring any bank holding company electing to be treated as a financial holding company to be “well capitalized” and “well managed” and authorizing national and state banks to establish de novo branches in any state that would permit a bank chartered in that state to open a branch at that location.
Economic Growth Act
The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”), which was enacted in May 2018, repealed or modified several provisions of the Dodd-Frank Act. In addition, the Economic Growth Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the so-called Volcker Rule, mortgage disclosures and risk weights for certain high-risk commercial real estate loans.
The Economic Growth Act provides insured depository institutions and their affiliates with less than $10 billion in total consolidated assets and limited trading activities with an exemption from the Dodd-Frank Act’s “Volcker Rule” (which generally restricts certain banking entities such as the Company and the Bank from engaging in proprietary trading activities and entering into certain relationships with hedge funds and private-equity funds). In July 2019, the FDIC, along with several other banking agencies, adopted final rules to implement the exemption contemplated by the Economic Growth Act.
The Economic Growth Act increased the consolidated assets threshold from $1 billion to $3 billion for insured depository institutions that qualify for an 18-month on-site exam cycle. Consistent with this statutory amendment, in August 2018, the federal banking agencies increased, from $1 billion to $3 billion, the total asset threshold under which an agency may apply an 18-month examination cycle for qualified institutions that have an "outstanding" or "good" composite rating. In addition, the FRB raised the asset threshold under its Small Bank Holding Company Policy Statement. Bank and savings and loan holding companies with total assets up to $3 billion are permitted to have debt levels higher than would be permitted for larger holding companies, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities and not having a material amount of debt or equity securities outstanding that are registered with the Securities and Exchange Commission. As of June 30, 2023, the Company no longer met the definition of a Small Bank Holding Company as the Company's assets exceeded $3 billion. Effective March 31, 2024, the Company will be subject to the larger company capital requirements as set forth in the Economic Growth Act.
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
Lending Activities.   Connecticut banking laws grant banks broad lending authority. With certain limited exceptions, loans to any one obligor under this statutory authority may not exceed 15% and fully secured loans may not exceed an additional 10% of a bank’s equity capital and allowance for credit losses.
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
Federal Bank Holding Company Regulation
General.   As a bank holding company, we are subject to comprehensive regulation and regular examinations by the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a bank holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.
Under FRB policy which has been codified by the Dodd-Frank Act, a bank holding company must serve as a source of strength for its subsidiary bank. Under this policy, the FRB may require, and has required in the past, a bank holding company to contribute additional capital to an under-capitalized subsidiary bank. A bank holding company must obtain FRB approval before: (1) acquiring, directly or indirectly, ownership or control of any voting securities of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such securities (unless it already owns or controls the majority of such securities); (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. Under Connecticut banking law, no person may acquire beneficial ownership of more than 10% of any class of voting securities of a Connecticut chartered bank, or any bank holding company of such a bank, without prior notification of, and lack of disapproval by, the Connecticut Department of Banking.
The Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things: (1) operating a savings institution, mortgage company, finance company, credit card company or factoring company; (2) performing certain data processing operations; (3) providing certain investment and financial advice; (4) underwriting and acting as an insurance agent for certain types of credit-related insurance; (5) leasing property on a full-payout, non-operating basis; (6) selling money orders, travelers’ checks and United States savings bonds; (7) real estate and personal property appraising; (8) providing tax planning and preparation services; (9) financing and investing in certain community development activities; and (10) subject to certain limitations, providing securities brokerage services for clients.
Dividends.   The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB’s view that a bank holding company should pay cash dividends only to the extent that the Bank Holding Company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the Bank Holding Company’s capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. As discussed above, the FRB’s Small Bank Holding Company Policy Statement includes provisions regulating the payment of dividends by companies subject to that policy statement.
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

Under federal law, the Bank may not pay any dividend to the holding company if the Bank is under-capitalized or the payment of the dividend would cause it to become under-capitalized. The Basel III Capital Rules limit the amount of dividends the Bank can pay to us if its capital ratios are below the full capital conservation buffer of 2.5% (as a percentage of risk-weighted assets). The capital conservation buffer is in addition to the minimum risk-based capital requirement. The FDIC may further restrict the payment of dividends by requiring the Bank to maintain a higher level of capital than would otherwise be required for it to be adequately capitalized for regulatory purposes. Moreover, if, in the opinion of the FDIC, the Bank is engaged in an unsafe or unsound practice (which could include the payment of dividends), the FDIC may require, generally after notice and hearing, it to cease such practice. The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe banking practice. The FDIC has also issued policy statements providing that insured depository institutions generally should pay dividends only out of current operating earnings.
Redemption.   Bank holding companies are required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the consolidated net worth of the bank holding company. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order or any condition imposed by, or written agreement with, the FRB. This notification requirement does not apply to any bank holding company that (i) meets the well capitalized standard for commercial banks, (ii) is “well managed” within the meaning of the FRB regulations and (iii) is not subject to any unresolved supervisory issues. As discussed above, the FRB’s Small Bank Holding Company Policy Statement includes provisions regulating stock redemptions by companies subject to that policy statement, including when such notice requirements apply.
Federal Bank Regulation
Safety and Soundness.   The federal banking agencies, including the FDIC, have implemented rules and guidelines concerning standards for safety and soundness required pursuant to Section 39 of the Federal Deposit Insurance Corporation Improvement Act, or FDICIA. In general, the standards relate to (1) operational and managerial matters; (2) asset quality and earnings; and (3) compensation. The operational and managerial standards cover (a) internal controls and information systems, (b) internal audit systems, (c) loan documentation, (d) credit underwriting, (e) interest rate exposure, (f) asset growth, and (g) compensation, fees and benefits. Under the asset quality and earnings standards, the Bank is required to establish and maintain systems to (i) identify problem assets and prevent deterioration in those assets, and (ii) evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital reserves. Finally, the compensation standard states that compensation will be considered excessive if it is unreasonable or disproportionate to the services actually performed by the individual being compensated. If an insured state-chartered bank fails to meet any of the standards promulgated by regulation, then such institution will be required to submit a plan within 30 days to the FDIC specifying the steps it will take to correct the deficiency. In the event that an insured state-chartered bank fails to submit or fails in any material respect to implement a compliance plan within the time allowed by the federal banking agency, Section 39 of the FDICIA provides that the FDIC must order the institution to correct the deficiency and may (1) restrict asset growth; (2) require the bank to increase its ratio of tangible equity to assets; (3) restrict the rates of interest that the bank may pay; or (4) take any other action that would better carry out the purpose of prompt corrective action. We believe that the Bank has been and will continue to be in compliance with each of the standards as they have been established by the FDICIA.
Capital Requirements.   The FRB monitors the Company's capital adequacy, on a consolidated basis, and the FDIC and Connecticut Department of Banking monitor the capital adequacy of the Bank.
The Federal Reserve, the FDIC and the other federal and state bank regulatory agencies establish regulatory capital guidelines for U.S. banking organizations.
As of January 1, 2015, the Company and the Bank became subject to new capital rules set forth by the Federal Reserve, the FDIC and the other federal and state bank regulatory agencies. The revised capital rules aligned the banking agencies’ leverage and risk-based capital requirements and the method for calculating risk weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act (the Basel III Capital Rules).
The Basel III Capital Rules established a new minimum common equity Tier 1 capital requirement of 4.5% of risk-weighted assets; set the minimum leverage ratio at 4% of total assets; increased the minimum Tier 1 capital to risk-weighted assets requirement from 4% to 6%; and retained the minimum total capital to risk weighted assets requirement at 8.0%. A “well-capitalized” institution must generally maintain capital ratios 200 basis points higher than the minimum guidelines.
The Basel III Capital Rules also changed the risk weights assigned to certain assets. The Basel III Capital Rules assigned a higher risk weight (150%) to loans that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The Basel III Capital Rules also alter the risk weighting for other assets, including marketable equity securities that are risk weighted generally at 300%. The

Basel III Capital Rules require certain components of accumulated other comprehensive income (loss) to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. The Bank did exercise its opt-out option and excludes the unrealized gain (loss) on investment securities component of accumulated other comprehensive income (loss) from regulatory capital.
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
Transactions with Affiliates.   Under federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act, or FRA, and the FRB’s Regulation W. In a holding company context, at a minimum, the parent holding company of a bank and any companies which are controlled by such parent holding company are considered an affiliate of the bank. Generally, Section 23A limits the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to 10% of such bank’s capital stock and surplus, and places an aggregate limit on all such transactions with all affiliates at 20% of capital stock and surplus. The term “covered transaction” includes, among other things, the making of loans or other extensions of credit to an affiliate and the purchase of assets from an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to an affiliate, or the issuance of guarantees, acceptance, or letter of credit on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the bank or its subsidiary as similar transactions with non-affiliates. The Dodd-Frank Act has expanded the definition of covered transactions and increased the timing and other aspects of the collateral requirements associated with covered transactions, including an expansion of the covered transactions to include credit exposures related to derivatives, repurchase agreements and securities lending arrangements and an increase in the amount of time for which collateral requirements regarding covered transactions must be satisfied.
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
The FDIC has authority under federal law to appoint a conservator or receiver for an insured bank under limited circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically under-capitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically under-capitalized.” The FDIC may also appoint itself as conservator or receiver for an insured state non-member institution under specific circumstances on the basis of the institution’s financial condition or upon the occurrence of other events, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; and (4) insufficient capital, or the incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

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
The Dodd-Frank Act set the required minimum reserve ratio to 1.35 percent. If the reserve ratio falls below 1.35 percent or is expected to so fall within 6 months, the FDIC generally must adopt a restoration plan to restore the Deposit Insurance Fund reserve ratio to at least 1.35 percent within 8 years. For both 2023 and 2022, the FDIC has exercised that discretion by establishing a 2% designated fund reserve ratio as a long-range minimum target for setting assessment rates.
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
Deposit Operations.   In addition to the regulations discussed above, the Bank’s deposit operations are subject to other federal laws applicable to depository accounts, such as the:
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
Federal Reserve System.   The FRB regulations require depository institutions to maintain noninterest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The FRB regulations are adjusted annually and generally provide that reserves be maintained against aggregate transaction accounts. However, effective March 26, 2020, the FRB eliminated its reserve requirement ratio, in light of the shift to an ample reserves regime.
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
On October 24, 2023, the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation released the final rule to strengthen and modernize their regulations implementing the CRA. The final rule revises the CRA regulations to better achieve the CRA’s core purpose of encouraging banks to help meet the credit needs of their local communities. It also adapts to changes in the banking industry, including the expanded role of mobile and online banking; provides greater clarity and consistency in the application of CRA regulations; tailors performance standards, data collection, and reporting requirements to account for differences in bank size, business model, and local conditions; promotes transparency and public engagement; confirms that CRA and fair lending responsibilities are mutually reinforcing; and promotes a consistent regulatory approach that applies to banks regulated by all three agencies. The final rule takes effect on April 1, 2024, with staggered compliance dates of January 1, 2026, and January 1, 2027.
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
Financial Modernization.   The Gramm-Leach-Bliley Act, or the GLBA, permits greater affiliation among banks, securities firms, insurance companies, and other companies under a type of financial services company known as a “financial holding company”. A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The GLBA also permits the FRB and the Treasury Department to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a “satisfactory” CRA rating. A financial holding company must provide notice to the FRB within 30 days after commencing activities previously determined by statute or by the FRB and Department of the Treasury to be permissible. We have not submitted notice to the FRB of intent to be deemed a financial holding company. However, we are not precluded from submitting a notice in the future should we wish to engage in activities only permitted to financial holding companies.
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
The Bank Secrecy Act and Related Anti-Money Laundering and Anti-Terrorist Financing Legislation.   The Bank Secrecy Act, or the BSA, provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (1) requiring standards for verifying client identification information at account opening; (2) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (3) reports filed with the Treasury Department’s Financial Crimes Enforcement Network ("FinCEN") of transactions exceeding $10,000 in currency; (4) filing suspicious activities reports by financial institutions regarding suspected client money laundering, terrorism financing, or other violations of U.S. laws and regulations; and (5) requiring enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.
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
On January 1, 2021, Congress passed the Corporate Transparency Act (the “CTA”) as part of the National Defense Authorization Act, which enacted the most significant overhaul of the anti-money laundering laws since the USA PATRIOT Act. The CTA aims to eliminate the use of shell companies that facilitate the laundering of criminal proceeds and, for that purpose, directs FinCEN to establish and maintain a national registry of beneficial ownership information for corporate entities (generally, subject to certain exemptions, any corporation, limited liability company, or other similar entity with 20 or fewer employees and annual gross income of $5 million or less). Reporting companies subject to the CTA are required to provide specific information with respect to beneficial owner(s) - defined as an individual who, directly or indirectly, exercises substantial control over the entity or owns or controls not less than 25% of the ownership interests of the entity - at the time of formation (or by December 31, 2024 for existing entities) and upon a change in ownership. Non-compliance with FinCEN regulations promulgated under the CTA may result in civil fines as well as criminal penalties. On March 1, 2024, an Alabama federal court ruled, in a lawsuit brought by the National Small Business Association, that the CTA was unconstitutional because it exceeds the Constitution’s limits on Congress’ power and enjoined the government from enforcing the CTA against the named plaintiffs. The Department of Justice is expected to appeal the decision.

On September 29, 2022, FinCEN finalized the first of three proposed rules to implement changes to the beneficial ownership requirements and related amendments set forth in the CTA (the “BOI Reporting Rule”). The BOI Reporting Rule, which became effective on January 1, 2024, prescribes which corporate entities created in or registered to do business in the U.S. will be required to report beneficial ownership information (“BOI”) directly to FinCEN. On December 21, 2023, FinCEN issued a final rule, effective on February 20, 2024, (the “Access Rule”), which prescribes the circumstances under which BOI reported to the FinCEN registry may be disclosed to various government agencies and to financial institutions using BOI to facilitate compliance with regulatory customer due diligence requirements and how BOI must be protected. Under the Access Rule, FinCEN may disclose BOI to a financial institution to facilitate compliance with customer due diligence requirements under applicable law, provided the relevant reporting company has consented to such disclosure. The Access Rule requires financial institutions that obtain BOI from FinCEN to develop and implement administrative, technical, and physical safeguards reasonably designed to protect the information, but provides that such institutions will be able to satisfy this requirement by apply to BOI the same security and information handling procedures the use to protect customer’s nonpublic personal information in compliance with the GBLA. On December 21, 2023, federal and state bank regulators issued an Interagency Statement that states that the Access does not create a new regulatory requirement for banks to access BOI from the CTA registry, create a supervisory expectation that they do so or necessitate changes to BSA/AML compliance programs designed to comply with the existing Customer Due Diligence rule (the “current CDD Rule”) and other existing BSA requirements, such as customer identification program requirements and suspicious activity reporting. FinCEN plans to issue a third rule, which has not yet been proposed, that is expected to revise the current CDD Rule to bring it into conformity with the CTA as well as reduce any burdens on financial institutions and legal entity customers that are, in light of the CTA, unnecessary or duplicative.

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
Effect of Governmental Monetary Policies.   Our earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the U.S. government and its agencies. The FRB’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the FRB affect the levels of bank loans, investments and deposits through its control over the issuance of U.S. government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

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
Net Operating Loss Carryovers: For the years ended 2017 and prior, a corporation may carryback net operating losses generated in such years to the preceding two taxable years and forward to the succeeding 20 taxable years. Under the Tax Cuts and Jobs Act enacted in December 2017, a corporation may not carryback net operating losses arising in tax years after 2017, but may carryforward such losses indefinitely; however, the net operating loss deduction in a given year is limited to 80% of taxable income. The Coronavirus Aid, Relief, and Economic Security Act ("CARES") temporarily - and retroactively - modified the net operating loss rules to permit carryback of net operating losses generated in 2018, 2019 and 2020 for five years. A corporation may elect to waive the carryback period and only carry these net operating losses forward to future years. The five-year carryback provision of the CARES Act is not available for losses generated in 2021 and subsequent years. At December 31, 2023, we had $1.6 million of net operating loss carryforwards for federal income tax purposes. The carryovers were transferred to the Company upon the merger with The Wilton Bank in 2014.
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
State Taxation
We are subject to the Connecticut corporation business tax. The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (7.5% for the fiscal years ending December 31, 2023 and 2022) to arrive at Connecticut income tax. We are also subject to state income tax in other states as a result of loan originations made in other states.
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
Our businesses and operations, which primarily consist of lending money to clients in the form of loans, borrowing money from clients in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States and to a lesser degree secondary effects of global geopolitical events. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium-term and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Our ACL-Loans may not be adequate to absorb losses inherent in our loan portfolio, which could have a material adverse effect on our financial condition and results of operations.
We maintain an Allowance for Credit Losses for Loans ("ACL-Loans") to provide for losses inherent in our loan portfolio. Maintaining an adequate ACL-Loans is critical to our financial results and condition. The level of our ACL-Loans reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the ACL-Loans is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, continuing deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our ACL-Loans. In addition, our regulators, as an integral part of their examination process, review our loans and the adequacy of our ACL-Loans and may direct us to make additions to our ACL-Loans based on their judgments about information available to them at the time of their examination. If actual charge-offs in future periods exceed the amounts allocated to our ACL-Loans, we may need additional provision for loan losses to restore the adequacy of our ACL-Loans. If we are required to materially increase our level of ACL-Loans for any reason, such increase could have a material adverse effect on our business, financial condition, results of operations and future prospects.
Our concentration of large loans to certain borrowers may increase our credit risk.
As of December 31, 2023, our five largest relationships ranged in exposure from approximately $85.0 million to $92.0 million. In addition to other typical risks related to any loan, such as deterioration of the collateral securing the loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay a loan obligation(s) for any reason, our nonperforming loans and our ACL-Loans could increase significantly, which could adversely and materially affect our business, financial condition and results of operations.

Our commercial real estate loan, commercial loan and construction loan portfolios expose us to potentially elevated risks.
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
As a result of our growth in recent years, a large portion of loans in our loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because a large portion of our portfolio is relatively new, the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned and may not serve as a reliable basis for predicting the health and nature of our loan portfolio, including net charge-offs and the ratio of nonperforming assets in the future. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of our loan portfolio. If defaults increase, we could experience an increase in delinquencies and charge-offs and we may be required to increase our ACL-Loans, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Our lending limit may restrict our growth and prevent us from effectively implementing our business strategy.
We are limited in the amount we can loan to a single borrower by the amount of our capital. Based upon our current capital levels and our internal limit on loans, the amount we may lend both in the aggregate and to any one borrower is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our lending limit from doing business with us. We accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy may not always be available. If we are unable to compete effectively for loans from our target clients, we may not be able to effectively implement our business strategy, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.
A prolonged downturn in the real estate market could result in losses and adversely affect our profitability.
A high percentage our loan portfolio is comprised of commercial real estate loans. The sale of real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A decline in real estate values could impair the value of our collateral and our ability to sell the collateral upon any foreclosure, which would likely require us to increase our ACL-Loans. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. If we are required to re-value the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our ACL-Loans, our profitability could be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the FRB. During the 2022-2023 cycle, the FRB increased the target range for the federal funds rate 11 times to slow inflation but has held such rates steady at 5.25%-5.50% since July 2023, citing several factors, including reduced inflationary pressure and steady job and wage growth.
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
In addition, increased interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations. These circumstances could not only result in increased loan defaults, foreclosures and charge-offs, but also necessitate further increases to our ACL-Loans, each of which could have a material adverse effect on our business, results of operations, financial condition and future prospects.
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

We are dependent on our executive management team and other key employees, and we could be adversely affected by the unexpected loss of their services.
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
We may not be able to execute our strategic plan.
As part of our strategic plan, we pursue initiatives focused on the organic development and growth of our franchise. Our initiatives focus on delivering superior service to our clients, coupling technology with our deep client relationships. Our ability to execute these initiatives requires investment in resources as well as hiring and retaining skilled employees. Our success will depend on the ability of our management team to manage multiple, concurrent initiatives designed to improve our operational systems and expand our product offerings. Our inability to execute on these initiatives may negatively impact our ability to attract new client relationships, maintain existing client relationships and may adversely impact our operating results.
Failure or disruption of the operating systems and technologies we use, including those of third parties, could adversely affect our business.
We rely on communication and information systems to conduct business, many of which are provided by third-party providers. Potential failures, interruptions or breaches in system security could result in disruptions or failures in our key systems, such as general ledger, deposit or loan systems as well as online banking. The risk of electronic fraudulent activity within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting bank accounts and other client information is on the rise. We have developed policies and procedures aimed at preventing and limiting the effect of failure, interruption or security breaches, including cyber-attacks of information systems; however, there can be no assurance that these incidences will not occur, or if they do occur, that they will be appropriately addressed. Furthermore, we may not be able to ensure all our third-party providers have appropriate controls in place to protect themselves and our information in the event of a cyber-attack. The occurrence of any failures, interruptions, or security breaches, including cyber-attacks of our information systems and those of our third-party providers could damage our reputation, result in the loss of business, subject us to increased regulatory scrutiny or to civil litigation and possible financial liability, any of which could have an adverse effect on our results of operation and financial condition.
Unauthorized access, cyber-crime, artificial intelligence, and other threats to data security may require significant resources, harm our reputation, and adversely affect our business.
We necessarily collect, use and hold personal and financial information concerning individuals and businesses with which we have a banking relationship. Threats to data security, including unauthorized access and cyber-attacks, rapidly emerge and change, exposing us to additional costs for protection or remediation and competing time constraints to secure our data in accordance with client expectations and statutory and regulatory privacy and other requirements. It is difficult or impossible to defend against every risk being posed by changing technologies, including the deployment of artificial intelligence ("AI") as well as criminals intent on committing cyber-crime. The increasing sophistication of cyber-criminals and terrorists make keeping pace with new threats difficult and could result in a breach. Controls employed by our information technology department and our other employees and third-party providers could prove inadequate. We could also experience a breach due to intentional or negligent conduct on the part of employees or other internal sources, software bugs or other technical malfunctions, or other causes. As a result of any of these threats, our client accounts may become vulnerable to account takeover schemes or cyber-fraud. Our systems and those of our third-party providers may also become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses and malware.
A breach of our security, or that of any of our third-party providers, which results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs, and reputational damage, any of which could have a material adverse effect on our business, results of operations, financial condition and future prospects.

We are subject to losses due to fraudulent and negligent acts on the part of loan applicants, our clients, vendors, bad actors, and/or our employees.
When we originate loans, we rely heavily upon information supplied by third parties, including the information contained in the loan application, property appraisal, title information and employment and income documentation. Additionally, the current and potential future utilization of AI by the Company in support of loan origination could create additional risk for misrepresented information. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, our clients, vendors, bad actors, and/or one of our employees, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsaleable or subject to repurchase if it is sold prior to detection of the misrepresentation, and the persons and entities involved are often difficult to locate and it is often difficult to collect any monetary losses that we have suffered from them. We cannot provide assurance that we have detected or will detect all misrepresented information in our loan originations, however, we have controls and processes designed to help us identify misrepresented information in our loan origination operations, including human oversight of AI activity.

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
We may be unsuccessful in identifying and completing the acquisition of whole financial institutions or related lines of business.
In addition to pursuing organic growth, we may consider the acquisition of whole financial institutions or related lines of business to achieve desired growth. There are numerous execution risks with acquisitions, and we cannot assure you that we will be successful in such pursuits.
We may consider acquisition opportunities that we believe complement our activities and can enhance our profitability. Acquisition activities could be material to our business and involve a number of risks and challenges, including but not limited to:
•Incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business;
•Encountering competition for acquisitions from financial institutions and other entities with similar business strategies that have greater financial resources, relevant experience and more employees;
•Obtaining regulatory approvals with respect to acquisitions, and ensuring that we will not become subject to regulatory actions in the future that could restrict our growth;
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
Depending on the condition of any institution or assets or liabilities that we may acquire, that acquisition may, at least in the near term, adversely affect our capital and earnings and, if not successfully integrated with our organization, may continue to have such effects over a longer period. We may not be successful in overcoming these risks or any other problems encountered in connection with pending or potential acquisitions, and any acquisition we may consider will be subject to prior regulatory approval. Our inability to overcome these risks could have an adverse effect on our profitability, return on equity and return on assets, our ability to grow and enhance shareholder value, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and prospects. Further, if we experience difficulties with the integration process, the anticipated benefits of the investment or acquisition transaction may not be realized fully or at all or may take longer to realize than expected.

Some institutions we may acquire may have distressed assets and there can be no assurance that we would be able to realize the value we predict from these assets or that we would make sufficient provision for future losses in the value of, or accurately estimate the future write downs taken in respect of, these assets.
Declines in real estate prices and/or weak general economic conditions may result in increases in delinquencies and losses in the loan portfolios and other assets of financial institutions that we may acquire in amounts that exceed our initial forecasts developed during the due diligence investigation prior to acquiring those institutions. In addition, asset values may be impaired in the future due to factors we cannot predict, including significant deterioration in economic conditions and further declines in collateral values and credit quality indicators. Any of these events could adversely affect the financial condition, liquidity, capital position and value of any institutions that we acquire and of the Company as a whole.
As a result of an investment or acquisition transaction, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition and results of operations, which could cause you to lose some or all of your investment.
We must conduct due diligence investigations of target institutions we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved. Even if we conduct extensive due diligence on a target institution, this diligence may not reveal all material issues that may affect a particular target institution, and factors outside the control of the target institution and outside of our control may later arise. If, during our diligence process, we fail to identify issues specific to a target institution or the environment in which the target institution operates, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. These charges may also occur if we are not successful in integrating and managing the operations of the target institution with which we combine. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming preexisting debt held by a target institution or by virtue of our obtaining debt financing.
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
Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions with respect to individual securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates, and continued instability in the capital markets. Any of these factors, among others, could cause credit losses and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. The process for determining whether credit losses of a security usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.
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
The effects of climate change continue to create an alarming level of concern for the state of the global environment. As a result, the global business community has increased its political and social awareness surrounding the issue, and the United States has entered into international agreements in an attempt to reduce global temperatures, such as the Paris Agreement. Further, U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose numerous initiatives to supplement the global effort to combat climate change. Similar and even more expansive initiatives are expected under the current administration, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. The lack of empirical data surrounding the credit and other financial risks posed by climate change render it impossible to predict how specifically climate change may impact our financial condition and results of operations; however, the physical effects of climate change may also directly impact us. Specifically, unpredictable and more frequent weather disasters may adversely impact the value of real property securing the loans in our portfolios. Additionally, if insurance obtained by our borrowers is insufficient to cover any losses sustained to the collateral, or if insurance coverage is otherwise unavailable to our borrowers, the collateral securing our loans may be negatively impacted by climate change, which could impact our financial condition and results of operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our clients and impact the communities in which we operate. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.
Adverse developments affecting the financial services industry, such as bank failures, may adversely affect the Bank’s results of operations and financial condition, including capital and liquidity.
Bank failures may have a profound impact on the national, regional, and local business environment in which the Bank operates. Although we were not directly affected by the bank failures which occurred in 2023, the speed and ability of depositors to withdraw their funds from these and other financial institutions contributed to the broader volatility in the banking sector observed during the year. In response to these failures and the resulting market reaction, various agencies of the U.S. government took steps to protect depositors and bolster banks’ liquidity, but it is uncertain that these or any other potential future actions will be sufficient to reduce the risk of future bank failures or significant depositor withdrawals. Any future bank failure events may adversely impact the Bank’s future operating results and financial condition, including capital and liquidity.
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
Compliance with the myriad of laws and regulations applicable to our organization can be difficult and costly. In addition, these laws, regulations and policies are subject to continual review by governmental authorities, and changes to these laws, regulations and policies, including changes in interpretation or implementation of these laws, regulations and policies, could affect us in substantial and unpredictable ways and often impose additional compliance costs. Further, any new laws, rules and regulations, could make compliance more complex or expensive. All of these laws and regulations, and the supervisory framework applicable to our industry, could have a material adverse impact on our operations and activities, financial condition, results of operations, growth plans and future prospects.

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
Pursuant to the Economic Relief Act, the Federal Reserve Board raised the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank or savings and loan holding companies are permitted to have debt levels higher than would be permitted for larger holding companies, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities. As of June 30, 2023, the Company no longer met the definition of a Small Bank Holding Company as the Company's assets exceeded $3 billion. Effective March 31, 2024, the Company will be subject to the larger company capital requirements as set forth in the Economic Growth Act.
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
Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. The failure of these systems (including cyber attacks), or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of client business, and subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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

Item 1B.    Unresolved Staff Comments
Not applicable.

Item 1C.    Cybersecurity
Cybersecurity Risk Management and Strategy

The Company’s risk management program for cybersecurity is integrated into our risk management and general compliance programs and processes. Our cybersecurity program utilizes a layered, defense-in-depth strategy to identify and mitigate cybersecurity threats. Our Information Security Officer ("ISO") is responsible for the day-to-day management of the Company’s global information security program, which includes defining policies and procedures to safeguard our information systems and data, conducting vulnerability, threat and third-party information security assessments, information security event management (i.e., responding to ransomware and other cyber-attacks, business continuity and recovery), evaluating external cyber intelligence, supporting industry cybersecurity efforts and working with governmental agencies. The information security team also develops training for employees to support adherence to the Company’s policies and procedures, along with increasing awareness of cyber-related risk. The personnel training includes, but is not limited to, mandatory onboarding training, phishing simulations with automated remediation training, table-top incident response exercises, and educational intranet posting and email campaigns.
The Company leverages the U.S. Department of Commerce’s National Institute of Standards and Technology Cybersecurity Framework ("the NIST Framework") as the foundation of its global information security program. The NIST Framework provides standards, guidelines, and practices for organizations to better manage and reduce cybersecurity risk and is designed to foster risk and cybersecurity management communications amongst both internal and external organizational stakeholders. The Company’s ISO works with independent, third-party consultants to assess the maturity of the Company’s cybersecurity program within the NIST Framework and to develop strategic areas of focus for the Company’s program commensurate with the Company’s business objectives.
As part of the Company’s information security program, we leverage both internal and external assessments and partnerships with industry leaders to help approach information security company-wide. Additionally, we maintain a comprehensive program that defines standards for the planning, sourcing, management, and oversight of third-party relationships and third-party access to our system, facilities, and/or confidential or proprietary data.
Cybersecurity incidents may create risk to the Company that may impact its reputation, financial performance, ability to operate safely or at all, and the value of its intellectual property. Like most corporations, the Company is the target of industrial espionage, including cyberattacks, from time to time. The Company has determined that these incidents have resulted, and could result in the future, in unauthorized parties gaining access to certain confidential business information. However, to date, the Company has not experienced any known cybersecurity incidents that have materially affected the Company, including the Company's results of operations and financial condition, changes in the competitive environment, business operations and strategy. Although management does not believe that the Company has experienced any material losses to date related to cybersecurity incidents, there can be no assurance that the Company will not suffer such losses in the future. For more information on potential risk related to cybersecurity incidents, including intellectual property theft and operational disruption, please see “Item 1A – Risk Factors” of this report.
Cybersecurity Governance
The Audit Committee and Technology Committee of the Board of Directors provide oversight of Company cybersecurity risks. The Technology Committee conducts a minimum of one cybersecurity program update per year, including a review of capital spend, budget, and staffing, as well as periodic reports on cybersecurity threats, awareness training, and key risk indicators related to the Company’s progress on risk mitigation activities. Annually, the Audit Committee reviews and recommends to the Board approval of management's recommendations on cybersecurity insurance. The Technology Committee reviews the Company’s oversight related to cybersecurity risks, to ensure that Board oversight of such risks remains appropriate and that risks are appropriately managed.
The Company’s Chief Information Officer ("CIO") oversees the Company’s information technology programs and investments. The Company’s CIO has over 20 years of information technology experience, including nine years in various information technology leadership roles. Our CIO holds a Bachelor of Science in Information Technology. The Company’s ISO reports to the Chief Risk and Operations Officer and oversees the Company’s information security programs. The Company’s ISO possesses over 20 years of Information Security and Technology experience. The ISO holds a Bachelor of Science in Computer Systems Engineering, an MBA, and a Master of Science in Information Security and Assurance, as well as multiple industry certifications including CISSP, CISM, CISA, CRISC, CDPSE, PMP, among others.
Our Risk Management Steering Committee, which includes the Company’s Chief Risk and Operations Officer (Chair), CIO and ISO, assesses and monitors the effectiveness of the Company’s cybersecurity risk management program. The

Company’s internal audit function also performs independent reviews and validation of the program, including policies and procedures as determined by their annual risk assessment.
Both the CIO and ISO regularly report to the Technology Committee on the Company’s identification, prevention, detection, mitigation and remediation of cybersecurity risks and incidents. In 2023, the Board reviewed the Company’s cybersecurity program and maturity assessment, while the Technology Committee and Audit Committee provided regular oversight of cybersecurity risks, with cybersecurity discussions and dashboard reviews of key performance indicators and risks during the course of the year. With respect to specific incidents, the Company leverages an incident response framework to elevate and evaluate specific incidents to the CIO and ISO, along with the Company’s senior leadership, including the finance, compliance, and legal functions. In the event of a potentially material cybersecurity incident, the Technology Committee and Audit Committee would be immediately notified and briefed.

Item 2.    Properties
The Bank’s headquarter building is located at 258 Elm Street in New Canaan, Connecticut. The property is leased by us until 2031. On April 24, 2023, the Bank established a new retail branch located at 300 Atlantic Street, Stamford, CT. This replaced the branch located at 612 Bedford Street, Stamford, CT, which closed on April 21, 2023.
We also lease office space for each of our branch offices in New Canaan, Stamford, Norwalk, Fairfield, Darien, and Westport, Connecticut. The leases for our facilities have terms expiring at dates ranging from 2028 to 2033, although certain of the leases contain options to extend beyond these dates. We own the Hamden branch office. We believe that our current facilities are adequate for our current level of operations. Each lease is at market rate based on similar properties in the applicable market area. Management continually evaluates its branch and other office locations for opportunities to maximize cost savings while meeting our growth needs and the needs of our clients.
Our branch office locations are as follows:

Branch	Address	Owned or Leased
Cherry Street	156 Cherry Street New Canaan, CT 06840	Lease (expires 2031)
Atlantic Street	300 Atlantic Street Stamford, CT 06901	Lease (expires 2033)
High Ridge	1095 High Ridge Road Stamford, CT 06905	Lease (expires 2028)
Black Rock	2220 Black Rock Turnpike Fairfield, CT 06825	Lease (expires 2029)
Sasco Hill	One Sasco Hill Road Fairfield, CT 06824	Lease (expires 2031)
Norwalk	370 Westport Avenue Norwalk, CT 06851	Lease (expires 2029)
Hamden	2704 Dixwell Avenue Hamden, CT 06518	Own
Westport	100 Post Road East Westport, CT 06880	Lease (expires 2028)
Darien	1065 Post Road Darien, CT 06820	Lease (expires 2028)

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
There were approximately 251 shareholders of record of BWFG Common Stock as of December 31, 2023. This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms or other nominees.
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
Issuer Purchases of Equity Securities
The following table includes information with respect to repurchases of the Company’s Common Stock during the three‑month period ended December 31, 2023 under the Company’s share repurchase program.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2023 - October 31, 2023	—	$—	—	150,188
November 1, 2023 - November 30, 2023	—	—	—	150,188
December 1, 2023 - December 31, 2023	—	—	—	150,188
Total	—	$—	—	150,188

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

Subsequent to December 31, 2023 through March 11, 2024, the Company purchased 17,239 shares of its Common Stock at a weighted average price of $25.12 per share.

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
The Bank is a Connecticut state chartered commercial bank, founded in 2002, whose deposits are insured under the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank provides a wide range of services to clients in our market, an area encompassing approximately a 100 mile radius around our branch network. In addition, the Bank pursues certain types of commercial lending opportunities outside our market, particularly where we have strong relationships. The Bank operates nine branches in New Canaan, Stamford, Fairfield, Westport, Darien, Norwalk, and Hamden, Connecticut.
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

Selected Financial Data
The following table sets forth selected consolidated financial data as of the dates and for the periods presented. The selected consolidated balance sheet data as of December 31, 2023 and 2022 and the selected consolidated statement of income data for the years ended December 31, 2023 and 2022 have been derived mainly from our audited consolidated financial statements and related notes that we have included elsewhere in this Annual Report. The selected consolidated balance sheet data as of December 31, 2021, 2020, and 2019 and the selected consolidated statement of income data for the years ended December 31, 2021, 2020, and 2019 has been derived mainly from audited consolidated financial statements that are not presented in this Annual Report.
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

Selected Financial Data

	At or For the Years Ended December 31,
	2023	2022	2021	2020(g)	2019
	(Dollars in thousands, except per share data)
Statements of Income:
Interest income	$188,454	$117,945	$81,376	$77,487	$82,948
Interest expense	93,986	23,202	13,490	22,652	29,187
Net interest income	94,468	94,743	67,886	54,835	53,761
Provision (credit) for loan losses	866	5,437	(57)	7,605	437
Net interest income after provision for loan losses	93,602	89,306	67,943	47,230	53,324
Noninterest income	4,842	3,040	5,657	2,884	5,244
Noninterest expense	50,401	44,363	39,739	42,813	35,626
Income before income tax	48,043	47,983	33,861	7,301	22,942
Income tax expense	11,380	10,554	7,275	1,397	4,726
Net income	36,663	37,429	26,586	5,904	18,216
Per Share Data:
Basic earnings per share	$4.71	$4.84	$3.38	$0.75	$2.32
Diluted earnings per share	$4.67	$4.79	$3.36	$0.75	$2.31
Book value per share (end of period)(a)	34.84	31.73	26.53	22.77	23.51
Tangible book value per share (end of period)(a)(b)	34.50	31.39	26.19	22.43	23.15
Dividend payout ratio(f)	17.13%	16.70%	19.05%	74.67%	22.51%
Shares outstanding (end of period)(a)	7,628,288	7,516,699	7,612,807	7,755,909	7,757,828
Weighted average shares outstanding–basic	7,587,768	7,563,363	7,706,407	7,728,328	7,757,355
Weighted average shares outstanding–diluted	7,647,411	7,640,218	7,761,811	7,748,453	7,784,631
Performance Ratios:
Return on average assets(c)	1.13%	1.44%	1.17%	0.28%	0.97%
Return on average common shareholders’ equity(b)	14.55%	16.72%	13.86%	3.35%	10.20%
Average shareholders’ equity to average assets	7.74%	8.61%	8.46%	8.36%	9.53%
Net interest margin	2.98%	3.78%	3.17%	2.77%	3.03%
Efficiency ratio(b)	50.8%	45.4%	53.9%	73.9%	60.2%
Asset Quality Ratios:
Total past due loans to total loans(d)	0.78%	0.60%	1.72%	0.93%	0.77%
Nonperforming loans to total loans(d)	1.81%	0.61%	0.88%	2.06%	0.66%
Nonperforming assets to total assets(e)	1.53%	0.51%	0.68%	1.48%	0.56%
ACL-Loans to nonperforming loans	56.79%	136.43%	101.90%	62.87%	127.59%
ACL-Loans to total loans(d)	1.03%	0.84%	0.89%	1.29%	0.84%
Net charge-offs (recoveries) to average loans(d)	0.03%	—%	0.23%	0.01%	0.15%
Statements of Financial Condition:
Total assets	$3,215,482	$3,252,449	$2,456,264	$2,253,747	$1,882,182
Gross portfolio loans(d)	2,718,607	2,675,448	1,894,881	1,625,627	1,604,484
Investment securities	127,623	121,634	108,409	106,890	100,865
Deposits	2,736,757	2,800,818	2,123,998	1,827,316	1,491,903
FHLB borrowings	90,000	90,000	50,000	175,000	150,000
Subordinated debt	69,205	68,959	34,441	25,258	25,207
Total equity	265,752	238,469	201,987	176,602	182,397
Capital Ratios:
Tier 1 capital to average assets
Bankwell Bank	9.81%	9.88%	9.94%	8.44%	10.99%
Tier 1 capital to risk-weighted assets
Bankwell Bank	11.30%	10.28%	11.18%	11.06%	12.53%
Total capital to risk-weighted assets
Bankwell Bank	12.32%	11.07%	12.00%	12.28%	13.35%
Total shareholders’ equity to total assets	8.26%	7.33%	8.22%	7.84%	9.69%
Tangible common equity ratio(b)	8.19%	7.26%	8.13%	7.73%	9.56%

(a)Excludes unvested restricted stock awards.
(b)This measure is not a measure recognized under Generally Accepted Accounting Principles ("GAAP") and is therefore considered to be a non-GAAP financial measure. See “Non-GAAP Financial Measures” for a description of this measure and a reconciliation of this measure to its most directly comparable GAAP measure.
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
Tangible book value per share is defined as book value, excluding the impact of goodwill and other intangible assets, if any, divided by shares of our common stock outstanding, excluding unvested restricted stock awards.
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

	Years Ended December 31,
	2023	2022	2021	2020	2019
	(Dollars in thousands, except per share data)
Efficiency Ratio
Noninterest expense	$50,401	$44,363	$39,739	$42,813	$35,626
Less: other real estate owned expenses	—	—	—	6	37
Less: Amortization of intangibles	—	—	76	138	75
Adjusted noninterest expense (numerator)	$50,401	$44,363	$39,663	$42,669	$35,514
Net interest income	$94,468	$94,743	$67,886	$54,835	$53,761
Noninterest income	4,842	3,040	5,657	2,884	5,244
Adjustments for: gains/(losses) on sales of securities	—	—	—	—	76
Adjustments for: gains/(losses) on sale of other real estate owned	—	—	—	19	(102)
Adjusted operating revenue (denominator)	$99,310	$97,783	$73,543	$57,700	$59,031
Efficiency ratio	50.8%	45.4%	53.9%	73.9%	60.2%
Tangible Common Equity and Tangible Common Equity/Tangible Assets
Total shareholders’ equity	$265,752	$238,469	$201,987	$176,602	$182,397
Less: preferred stock	—	—	—	—	—
Common shareholders’ equity	265,752	238,469	201,987	176,602	182,397
Less: Intangible assets	2,589	2,589	2,589	2,665	2,803
Tangible Common shareholders’ equity	$263,163	$235,880	$199,398	$173,937	$179,594
Total assets	$3,215,482	$3,252,449	$2,456,264	$2,253,747	$1,882,182
Less: Intangible assets	2,589	2,589	2,589	2,665	2,803
Tangible assets	$3,212,893	$3,249,860	$2,453,675	$2,251,082	$1,879,379
Tangible common shareholders’ equity to tangible assets	8.19%	7.26%	8.13%	7.73%	9.56%
Tangible Book Value per Share
Total shareholders’ equity	$265,752	$238,469	$201,987	$176,602	$182,397
Less: preferred stock	—	—	—	—	—
Common shareholders’ equity	265,752	238,469	201,987	176,602	182,397
Less: Intangible assets	2,589	2,589	2,589	2,665	2,803
Tangible common shareholders’ equity	$263,163	$235,880	$199,398	$173,937	$179,594
Common shares issued	7,882,616	7,730,699	7,803,166	7,919,278	7,868,803
Less: shares of unvested restricted stock	254,328	214,000	190,359	163,369	110,975
Common shares outstanding	7,628,288	7,516,699	7,612,807	7,755,909	7,757,828
Book value per share	$34.84	$31.73	$26.53	$22.77	$23.51
Less: effects of intangible assets	0.34	0.34	0.34	0.34	0.36
Tangible Book Value per Common Share	$34.50	$31.39	$26.19	$22.43	$23.15
Total Revenue
Net interest income	$94,468	$94,743	$67,886	$54,835	$53,761
Add: noninterest income	4,842	3,040	5,657	2,884	5,244
Total Revenue	$99,310	$97,783	$73,543	$57,719	$59,005
Noninterest income as a percentage of total revenue	4.88%	3.11%	7.69%	5.00%	8.89%
Return on Average Common Shareholders’ Equity
Net Income Attributable to Common Shareholders	$36,663	$37,429	$26,586	$5,904	$18,216
Total average shareholders’ equity	$252,061	$223,874	$191,808	$176,489	$178,510
Less: average preferred stock	—	—	—	—	—
Average Common Shareholders’ Equity	$252,061	$223,874	$191,808	$176,489	$178,510
Return on Average Common Shareholders’ Equity	14.55%	16.72%	13.86%	3.35%	10.20%

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

Key Financial Measures
The primary measures we use to evaluate and manage our financial results are set forth in the tables below. Although we believe these measures are meaningful in evaluating our results and financial condition, they may not be directly comparable to similar measures used by other financial services companies and may not provide an appropriate basis to compare our results or financial condition to the results or financial condition of our competitors. The following tables set forth the key financial measures we use to evaluate the success of our business and our financial position and operating performance.

	Key Financial Measures(a)
	At or For the Years Ended December 31,
	2023	2022
	(Dollars in thousands, except per share data)
Selected balance sheet measures:
Total assets	$3,215,482	$3,252,449
Gross portfolio loans	2,718,607	2,675,448
Deposits	2,736,757	2,800,818
FHLB borrowings	90,000	90,000
Subordinated debt	69,205	68,959
Total equity	265,752	238,469
Selected statement of income measures:
Total revenue(c)	99,310	97,783
Net interest income before provision for loan losses	94,468	94,743
Income before income tax expense	48,043	47,983
Net income	36,663	37,429
Basic earnings per share	$4.71	$4.84
Diluted earnings per share	$4.67	$4.79

	Key Financial Measures(a)
	At or For the Years Ended December 31,
	2023	2022

Other financial measures and ratios:
Return on average assets	1.13%	1.44%
Return on average common shareholders’ equity(c)	14.55%	16.72%
Net interest margin	2.98%	3.78%
Efficiency ratio(c)	50.8%	45.4%
Tangible book value per share (end of period)(c)(d)	$34.50	$31.39
Net charge-offs to average loans(b)	0.03%	—%
Nonperforming assets to total assets(e)	1.53%	0.51%
ACL-Loans to nonperforming loans	56.79%	136.43%
ACL-Loans to total loans(b)	1.03%	0.84%

(a)We derived the selected balance sheet measures as of December 31, 2023 and 2022 and the selected statement of income measures for the years ended December 31, 2023 and 2022 from our audited consolidated financial statements included elsewhere in this annual report. Average balances have been computed using daily averages. Our historical results may not be indicative of our results for any future period.
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
We believe that accounting estimates related to the measurement of the ACL-Loans, the valuation of derivative instruments, investment securities and deferred income taxes, and the evaluation of investment securities are particularly critical and susceptible to significant near-term change.

Allowance for Credit Losses-Loans ("ACL-Loans") and Allowance for Credit Losses-Unfunded commitments ("ACL-Unfunded commitments")
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (“ASC 326”), which requires the measurement of all expected credit losses for financial assets held at amortized cost to be based on historical experience, current condition, and reasonable and supportable forecasts. The Company adopted this guidance effective January 1, 2023 and recorded a cumulative effect adjustment that increased the allowance for credit losses for loans and loan commitments by $6.4 million, increased deferred tax assets by $1.5 million, and decreased retained earnings by $4.9 million, net of tax.
The ACL-Loans is measured on each loan’s amortized cost basis, excluding interest receivable, and is initially recognized upon origination or purchase of the loan, and subsequently remeasured on a recurring basis. The ACL-Loans is recognized as a contra-asset, and credit loss expense is recorded as a provision for loan losses in the consolidated statements of income. Loan losses are charged off against the ACL-Loans when management believes the loan is uncollectible. Subsequent recoveries, if any, are credited to the ACL-Loans. Loans are normally placed on nonaccrual status if it is probable that the Company will be unable to collect the full payment of principal and interest when due according to the contractual terms of the loan agreement, or the loan is past due for a period of 90 days or more unless the obligation is well-secured and is in the process of collection. The Company generally does not recognize an allowance for credit losses ("ACL") on accrued interest receivables, consistent with its policy to reverse interest income when interest is 90 days or more past due.
The Company also records an ACL-Unfunded commitments, which is based on the same assumptions as funded loans and also considers the probability of funding. The ACL is recognized as a liability, and credit loss expense is recorded as a provision for unfunded loan commitments within the provision for credit losses in the Consolidated statements of income.
For collectively evaluated loans and related unfunded commitments, the Company utilizes software provided by a third party, which includes various models for forecasting expected credit losses, to calculate its ACL. Management selected lifetime loss rate models, utilizing CRE, C&I, and Consumer specific models, to calculate the expected losses over the life of each loan based on exposure at default, loan attributes and reasonable, supportable economic forecasts. The models selected by the Company in its ACL calculation rely upon historical losses from a broad cross section of U.S. banks that also utilize the same third party for ACL calculations. Management reviewed the third party’s analysis of the banks included in the models as part of their model development dataset and determined the Company’s loan portfolio composition by property type, balance distribution by loan age, and delinquency status are similar, which supports the use of these loss rate models. The Company also noted the third party’s model development dataset has loan concentrations that are evenly distributed across the United States, while the Company’s portfolio is mainly concentrated in the Northeast. Based on the disparate regional concentration, management determined that a select group of peer banks is necessary to scale the loss rate models to produce an ACL that is more representative of the Company’s loan portfolio. This peer-based calibration, called a "peer scalar", utilizes the loss rates of a subset of peer banks to appropriately scale the initial model results. These peers have been selected by the Company given their similar characteristics, such as loan portfolio composition and location, to better align the models’ results to the Company’s expected losses.
Key assumptions used in the models include portfolio segmentation, risk rating, forecasted economic scenarios, the peer scalar, and the expected utilization of unfunded commitments, among others. Our loan portfolios are segmented by loan level attributes such as loan type, size, date of origination, and delinquency status to create homogenous loan pools. Pool level metrics are calculated, and loss rates are subsequently applied to the pools as the loans have similar characteristics.
To account for economic uncertainty, the Company incorporates multiple economic scenarios in determining the ACL. The scenarios include various projections based on variables such as Gross Domestic Product, interest rates, property price indices, and employment measures, among others. The scenarios are probability-weighted based on available information at the time the calculation is conducted. As part of our ongoing governance of ACL, scenario weightings and model parameters are reviewed periodically by management and are subject to change, as deemed appropriate.
The Company also considers qualitative adjustments to expected credit loss estimates for information not already captured in the quantitative loss estimation models. Qualitative factor adjustments may increase or decrease management’s estimate of expected credit losses. Qualitative loss factors are based on the Company’s judgment of market, changes in loan composition or concentrations, performance trends, regulatory changes, uncertainty of macroeconomic forecasts, and other asset specific risk characteristics.

When loans do not share risk characteristics with other financial assets they are evaluated individually. Management applies its normal loan review procedures in making these judgments. Individually evaluated loans consist of loans with credit quality indicators which are substandard or doubtful. The Company also individually evaluates all insurance premium loans. While insurance premium loans are considered consumer loans, the third-party Consumer ACL model is designed for unsecured lending, whereas these loans are secured. To account for the fully secured structure of this type of loan, management determined each loan will be individually evaluated, regardless of the credit quality indicators. These loans are evaluated based upon their collateral, which primarily consists of cash, cash surrender value life insurance, and in some cases real estate. In determining the ACL-Loans for individually evaluated loans, the Company generally applies a discounted cash flow method for instruments that are individually assessed. For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable and where the borrower is experiencing financial difficulty, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. Fair value is generally calculated based on the value of the underlying collateral less an appraisal discount and the estimated cost to sell.
Loan modifications
In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (ASU 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminated the accounting guidance for TDRs by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The Company adopted ASU 2022-02 effective January 1, 2023 and the impact was immaterial.

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
The Company has interest rate swaps that qualify under ASC Topic 815, as cash flow hedges. Cash flow hedges are used to minimize the variability in cash flows of assets or liabilities, or forecasted transactions caused by fluctuations in the contractually specified interest rates, and are recorded at fair value in other assets within the consolidated balance sheet. Changes in the fair value of these cash flow hedges are initially recorded in accumulated other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings.
The Company entered into one pay-fixed portfolio layer method fair value swap, designated as a hedging instrument, with a total notional amount of $150 million in the first quarter of 2023. The Company designated the fair value swap under the portfolio layer method. Under this method, the hedged item is designated as a hedged layer of a closed portfolio of financial loans that is anticipated to remain outstanding for the designated hedged period. Adjustments will be made to record the swap at fair value on the Consolidated Balance Sheets, with changes in fair value recognized in interest income. The carrying value of the fair value swap on the Consolidated Balance Sheets will also be adjusted through interest income, based on changes in fair value attributable to changes in the hedged risk.
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

Allowance for Credit Losses - Securities ("ACL-Securities")
Effective January 1, 2023, pursuant to ASU No. 2016-13, each quarter the Company individually evaluates the available for sale debt securities and held to maturity securities for impairment credit losses. Available for sale securities include U.S. Treasuries, mortgage-backed securities, and corporate bonds. U.S. Treasuries and mortgaged-backed securities are guaranteed by the U.S. Government and as a result, management has a zero loss expectation. No ACL-Securities was recorded for these securities as of December 31, 2023. For the corporate bond portfolio, the Company developed a metric which includes each issuer’s current credit ratings and key financial performance metrics to assess the underlying performance of each issuer. The analysis of the issuers’ performance and the intent of the Company to retain these securities support the determination that there was no expected credit loss, and therefore, no ACL-Securities were recognized on the corporate bond portfolio as of December 31, 2023. Of our held to maturity securities portfolio, one security’s fair value was less than its amortized cost as of December 31, 2023. Since this is a highly rated state agency and municipal obligation, the Company's expectation of nonpayment of the amortized cost basis is zero. No allowance for ALC-Securities was recorded for this security as of December 31, 2023.

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

Earnings and Performance Overview
2023 Earnings Overview
Our net income for the year ended December 31, 2023 was $36.7 million, a decrease of $0.8 million, or 2.0%, compared to the year ended December 31, 2022. Diluted earnings per share was $4.67 for the year ended December 31, 2023, compared to diluted earnings per share of $4.79 for the year ended December 31, 2022. Our returns on average shareholders' equity and average assets for the year ended December 31, 2023, were 14.55% and 1.13%, respectively, compared to 16.72% and 1.44%, respectively for the year ended December 31, 2022.
Revenues (net interest income plus noninterest income) for the year ended December 31, 2023 were $99.3 million, versus $97.8 million for the year ended December 31, 2022. The increase in revenues for the year ended 2023 was primarily attributable to increases in the gain on sales of loans and servicing charges and fees. The increase was partially offset by a decrease in net interest income of $0.3 million.

Net income for the year ended December 31, 2023 was $36.7 million, versus $37.4 million for the year ended December 31, 2022. The decrease in net income for the year ended December 31, 2023 was due to an increase in noninterest expense partially offset by the aforementioned increase in revenues and a decrease in the provision for loan losses.

Net interest income for the year ended December 31, 2023 was $94.5 million, a decrease of $0.3 million compared to the year ended December 31, 2022. Our net interest margin decreased 80 basis points to 2.98% for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease in the net interest margin was due to an increase in funding costs partially offset by an increase in yields on earning assets.

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
FTE net interest income for the years ended December 31, 2023 and 2022 was $94.7 million and $94.9 million, respectively. FTE net interest income decreased primarily due to an increase in interest expense partially offset by an increase in interest income attributable to loan growth and higher overall loan yields.
FTE basis interest income for the year ended December 31, 2023 increased $70.3 million, or 59.5%, to $188.7 million compared to FTE basis interest income for the year ended December 31, 2022 due primarily to an increase in commercial real estate loans and commercial business loans. Average interest earning assets were $3.2 billion for the year ended December 31, 2023, increasing by $663.5 million, or 26.4%, from the year ended December 31, 2022. The average balance of total loans increased $599.6 million, or 27.9%. The total average balance of securities for the year ended December 31, 2023 increased by $11.2 million, or 9.4%, from the year ended December 31, 2022. The total yield in earnings assets increased to 5.86% at December 31, 2023, compared to 4.64% at December 31, 2022. The increase in yield was primarily driven by higher yields on loans, as well as higher yields on our cash balances as a result of the overall higher rate environment for 2023.
Interest expense for the year ended December 31, 2023 increased by $70.8 million, or 305.1%, compared to interest expense for the year ended December 31, 2022 due to an interest expense on deposits, resulting from an increase in rates paid on interest bearing deposits.

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

The following table presents the average balances and yields earned on interest-earning assets and average balances and weighted average rates paid on our funding liabilities for the years ended December 31, 2023 and 2022.

	Years Ended December 31,
	2023			2022
	Average Balance	Interest	Yield/ Rate(4)	Average Balance	Interest	Yield/ Rate(4)
	(Dollars in thousands)
Assets:
Cash and fed funds sold	$289,582	$14,147	4.89%	$238,233	$3,500	1.47%
Securities(1)	129,785	3,906	3.01	118,591	3,280	2.77
Loans:
Commercial real estate	1,932,627	109,110	5.57	1,532,971	76,103	4.90
Residential real estate	55,607	2,751	4.95	66,028	2,408	3.65
Construction	195,773	14,268	7.19	115,902	6,666	5.67
Commercial business	533,736	41,406	7.65	427,178	25,561	5.90
Consumer	34,022	2,646	7.77	10,121	504	4.98
Total loans	2,751,765	170,181	6.10	2,152,200	111,242	5.10
Federal Home Loan Bank stock	5,570	427	7.68	4,132	124	3.00
Total earning assets	3,176,702	$188,661	5.86%	2,513,156	$118,146	4.64%
Other assets	79,571			86,485
Total assets	$3,256,273			$2,599,641
Liabilities and shareholders’ equity:
Interest bearing liabilities:
NOW	$97,203	$170	0.17%	$118,837	$203	0.17%
Money market	906,354	32,901	3.63	891,095	8,830	0.99
Savings	113,260	3,163	2.79	188,186	1,259	0.67
Time	1,303,915	50,672	3.89	617,480	9,072	1.47
Total interest bearing deposits	2,420,732	86,906	3.59	1,815,598	19,364	1.07
Borrowed money	160,661	7,080	4.35	118,960	3,838	3.18
Total interest bearing liabilities	2,581,393	$93,986	3.64%	1,934,558	$23,202	1.20%
Noninterest bearing deposits	368,926			401,005
Other liabilities	53,893			40,204
Total liabilities	3,004,212			2,375,767
Shareholders’ equity	252,061			223,874
Total liabilities and shareholders’ equity	$3,256,273			$2,599,641
Net interest income(2)		$94,675			$94,944
Interest rate spread			2.22%			3.44%
Net interest margin(3)			2.98%			3.78%
(1)Average balances and yields for securities are based on amortized cost.
(2)The adjustment for securities and loans taxable equivalency was $207 thousand and $201 thousand, respectively, for the years ended December 31, 2023 and 2022. Tax exempt income was converted to a fully taxable equivalent basis at a 20 percent tax rate for 2023 and 2022.
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

	Year Ended December 31, 2023 vs 2022 Increase (Decrease)
	Volume	Rate	Total
	(In thousands)
Interest and dividend income:
Cash and fed funds sold	$903	$9,744	$10,647
Securities	323	303	626
Loans:
Commercial real estate	21,624	11,384	33,008
Residential real estate	(422)	764	342
Construction	5,466	2,136	7,602
Commercial business	7,228	8,617	15,845
Consumer	1,730	410	2,140
Total loans	35,626	23,311	58,937
Federal Home Loan Bank stock	56	248	304
Total change in interest and dividend income	$36,908	$33,606	$70,514
Interest expense:
Deposits:
NOW	$(38)	$4	$(34)
Money market	153	23,918	24,071
Savings	(679)	2,583	1,904
Time	16,775	24,825	41,600
Total deposits	16,211	51,330	67,541
Borrowed money	1,583	1,659	3,242
Total change in interest expense	17,794	52,989	70,783
Change in net interest income	$19,114	$(19,383)	$(269)

Provision for Loan Losses
The provision for loan losses is based on management’s periodic assessment of the adequacy of our ACL-Loans which, in turn, is based on such interrelated factors as the composition of our loan portfolio and its inherent risk characteristics, the level of nonperforming loans and net charge-offs, both current and historic, local economic and credit conditions, the direction of real estate values, and regulatory guidelines. The provision for loan losses is charged against earnings in order to maintain our ACL-Loans and reflects management’s best estimate of probable losses inherent in our loan portfolio at the balance sheet date.
The provision for loan losses for the year ended December 31, 2023 was $0.9 million compared to a $5.4 million provision for loan losses for the year ended December 31, 2022.

Noninterest Income
Noninterest income is a component of our revenue and is comprised primarily of fees generated from loan and deposit relationships with our clients, fees generated from sales and referrals of loans, income earned on bank owned life insurance and gains on sales of investment securities. The following table compares noninterest income for the years ended December 31, 2023 and 2022.

	Years Ended December 31,		Change
	2023	2022	$	%
	(Dollars in thousands)
Gains and fees from sales of loans	$1,972	$1,236	$736	60%
Bank owned life insurance	1,192	1,069	123	12
Service charges and fees	1,629	1,072	557	52
Other	49	(337)	386	Favorable
Total noninterest income	$4,842	$3,040	$1,802	59%
Noninterest income increased by $1.8 million to $4.8 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase for the year ended December 31, 2023 was mainly driven by an increase in gains on SBA loan sales and service charges and fees.

Noninterest Expense
The following table compares noninterest expense for the years ended December 31, 2023 and 2022.

	Years Ended December 31,		Change
	2023	2022	$	%
	(Dollars in thousands)
Salaries and employee benefits	$24,595	$22,237	$2,358	11%
Occupancy and equipment	8,665	8,297	368	4
Data processing	2,888	2,632	256	10
Professional services	3,538	3,887	(349)	(9)
Director fees	1,812	1,394	418	30
FDIC insurance	4,164	1,638	2,526	154
Marketing	651	366	285	78
Other	4,088	3,912	176	4
Total noninterest expense	$50,401	$44,363	$6,038	14%
Noninterest expense increased by $6.0 million, or 14%, to $50.4 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in noninterest expense was primarily driven by an increase in FDIC insurance expense and salaries and employee benefits expense.
FDIC insurance expense totaled $4.2 million for the year ended December 31, 2023, an increase of $2.5 million when compared to the same period in 2022. The higher FDIC insurance expense is attributed to the overall balance sheet growth and higher brokered deposit balances.
Salaries and employee benefits expense totaled $24.6 million for the year ended December 31, 2023, an increase of $2.4 million when compared to the same period in 2022. The increase in salaries and employee benefits expense mainly driven by lower loan originations which lowers the amount of origination expenses the Bank is able to defer.

Income Taxes
Income tax expense for the years ended December 31, 2023 and 2022 totaled $11.4 million and $10.6 million, respectively. The effective tax rates for the years ended December 31, 2023 and 2022, were 23.7% and 22.0%, respectively.
Our net deferred tax asset at December 31, 2023 was $9.4 million, compared to $7.4 million at December 31, 2022.
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

Financial Condition
Summary
Assets totaled $3.2 billion at December 31, 2023, compared to assets of $3.3 billion at December 31, 2022. The increase in assets was primarily due to loan growth. Gross loans totaled $2.7 billion at December 31, 2023, an increase of $43.2 million or 1.6% compared to December 31, 2022. Deposits totaled $2.7 billion at December 31, 2023, compared to deposits of $2.8 billion at December 31, 2022.

Shareholders’ equity totaled $265.8 million as of December 31, 2023, an increase of $27.3 million compared to December 31, 2022, primarily a result of net income of $36.7 million for the year ended December 31, 2023 The increase was partially offset by the Day 1 CECL adoption impact of $4.9 million, dividends paid of $6.2 million, and a $1.5 million unfavorable impact to accumulated other comprehensive income. The unfavorable impact to accumulated other comprehensive income was driven by fair value marks related to hedge positions involving interest rate swaps of $2.4 million partially offset by fair value marks on the Company's available for sale investment securities portfolio of $0.9 million. The Company's interest rate swaps are used to hedge interest rate risk.

Loan Portfolio
We originate commercial real estate loans, construction loans, commercial business loans and consumer loans in our market. We also pursue certain types of commercial lending opportunities outside our market, particularly where we have strong business relationships. Our loan portfolio is the largest category of our earnings assets.
The following table compares the composition of our loan portfolio for the dates indicated:

	2023		2022		Change
	Total	%	Total	%	Total
	(Dollars in thousands)
Real estate loans:
Residential	$50,931	1.87%	$60,588	2.27%	$(9,657)
Commercial	1,947,648	71.64	1,921,252	71.81	26,396
Construction	183,414	6.75	155,198	5.80	28,216
	2,181,993	80.26	2,137,038	79.88	44,955
Commercial business	500,569	18.41	520,447	19.45	(19,878)
Consumer	36,045	1.33	17,963	0.67	18,082
Total loans	$2,718,607	100.00%	$2,675,448	100.00%	$43,159
Primary loan categories
Residential real estate.   Residential real estate loans decreased by $9.7 million, or 15.9%, at December 31, 2023 compared to December 31, 2022 and amounted to $50.9 million, representing 2% of total loans at December 31, 2023. In the fourth quarter of 2017, management made the strategic decision to cease originating residential mortgage loans.
Commercial real estate.   Commercial real estate loans were $1.9 billion and represented 72% of our total loan portfolio at December 31, 2023, a net increase of $26.4 million, or 1.4%, from December 31, 2022. Commercial real estate loans are secured by a variety of property types, including healthcare facilities, office buildings, retail facilities, commercial mixed use and multi-family dwellings.

The following table compares the composition of our commercial real estate loan portfolio by non-owner occupied and owner occupied loans at December 31, 2023 and December 31, 2022:

	2023		2022		Change
	Total	%	Total	%	Total
	(Dollars in thousands)
Commercial real estate loans:
Non-owner occupied	$1,228,126	63.08%	$1,224,470	63.73%	$3,656
Owner occupied	718,780	36.92	696,782	36.27	21,998
Total commercial real estate loans(1)	$1,946,906	100.00%	$1,921,252	100.00%	$25,654
(1) Excludes the positive fair value effect of the portfolio layer swap of $742 thousand for Commercial Real Estate at December 31, 2023.
Construction.   Construction loans were $183.4 million at December 31 2023, an increase of $28.2 million, or 18.2%, from December 31, 2022. Commercial construction loans consist of commercial development projects, such as apartment buildings and condominiums, as well as office buildings, retail and other income producing properties and land loans.
Commercial business.   Commercial business loans were $500.6 million and represented 18.4% of our total loan portfolio at December 31, 2023, a net decrease of $19.9 million, or 3.8%, from December 31, 2022. Commercial business loans primarily provide working capital, equipment financing, financing for leasehold improvements and financing for expansion and are generally secured by assignments of corporate assets, real estate and personal guarantees of the business owners.
Consumer loans. Consumer loans were $36.0 million and represented 1.3% of our total loan portfolio as of December 31, 2023, an increase of $18.1 million, or 100.7%. We do not expect our consumer loans to become a material component of our loan portfolio, as we do not engage in any material amount of consumer lending. This portfolio segment includes loans to finance insurance premiums secured by the cash surrender value of life insurance and marketable securities, overdraft lines of credit, and unsecured personal loans to high net worth individuals.

Current environment
We evaluate the appropriateness of our underwriting standards in response to changes in national and regional economic conditions, including such matters as market interest rates, energy prices, trends in real estate values, and employment levels. Based on our assessment of these matters, underwriting standards and credit monitoring activities are enhanced from time to time in response to changes in these conditions. In response to the economic environment in 2023, the Company:
•increased and expanded its monitoring of our entire loan portfolio, with added focus on our commercial real estate loan portfolio,
•added resources in the Portfolio Management Department;
•expanded reporting to Directors' Loan Committee and the Board of Directors which includes:
◦upcoming commercial real estate maturity schedule, including loan to value, debt service coverage ratio, occupancy, and commentary on expected refinance or payoff status, maturity by property type and owner occupied or non-owner-occupied status;
◦individual loan level detail of the performance on our residential care portfolio and our insurance agency portfolio.
•expanded the scope of our third-party loan review from 60% of the loan portfolio to include all new and renewed loans originated since September 2022, all residential care loans, all commercial real estate loans secured by office properties where the loan balance is greater than one million dollars, and all loans with addresses in New York City; and
•enhanced our covenant tracking and reporting to the Directors Loan Committee.

The following table compares the composition of our commercial real estate loan portfolio by property type, and collateral location as of December 31, 2023:

Commercial Real Estate	CT	All Other NY	NYC	NJ	FL	OH	PA	All Other	Total(1)
	(Dollars in thousands)
Residential care(2)	$—	$43,072	$41,154	$22,382	$296,976	$80,221	$23,709	$127,901	$635,415
Retail	134,215	87,011	7,450	21,594	17,078	3,586	37,792	98,846	407,572
Multifamily	166,926	31,050	52,296	7,203	—	—	—	—	257,475
Office	69,752	22,665	—	38,260	2,293	—	—	60,073	193,043
Industrial / warehouse	74,446	14,445	20,048	17,138	2,798	—	—	23,201	152,076
Mixed use	46,303	1,157	51,074	10,000	—	—	—	—	108,534
Medical office	48,304	—	1,466	—	—	4,919	3,900	20,145	78,734
1-4 family investment	13,967	13,528	1,936	2,809	17,420	—	—	—	49,660
All other(3)	20,344	20,578	23,475	—	—	—	—	—	64,397
	$574,257	$233,506	$198,899	$119,386	$336,565	$88,726	$65,401	$330,166	$1,946,906
(1) Excludes the positive fair value effect of the portfolio layer swap of $742 thousand for Commercial Real Estate at December 31, 2023.
(2) Primarily consists of skilled nursing and assisted living facilities.
(3) Includes Special use, self storage, and land.
During 2023, we conducted a detailed review of every general office loan in our portfolio. As of December 31, 2023, the Bank had $193.0 million of loans collateralized by offices, which represented 7.1% of the total loan portfolio. Most of the properties in this portfolio are in suburban locations, including all the New York State properties, which are all located in Westchester County. 96.9% of this portfolio was pass rated, and there were two relationships totaling $6.0 million on nonaccrual status. We also performed an additional review of our multifamily exposure. As of December 31, 2023, we had $257.5 million of loans collateralized by multifamily properties, which represented 9.5% of the total loan portfolio. 100% of the portfolio is pass rated. These properties are all located in Connecticut, New York, or New Jersey, with the majority in suburban locations. Nine properties totaling $52.3 million, with an average balance of $5.8 million, are in New York City.

The following table presents an analysis of the commercial real estate portfolio's loan to value at origination and by property type as of December 31, 2023.

Commercial Real Estate	Total CRE Portfolio(1)	Percentage of Total CRE Portfolio	Loan to Value %
	(Dollars in thousands)
Property Type
Residential care(2)	$635,415	32.6%	67.8%
Retail	407,572	20.9	63.6
Multifamily	257,475	13.2	61.4
Office	193,043	9.9	64.1
Industrial / warehouse	152,076	7.8	63.6
Mixed use	108,534	5.6	61.2
Medical office	78,734	4.0	66.2
1-4 family investment	49,660	2.6	58.2
All other	64,397	3.3	58.0
Total	$1,946,906	100.0%	64.4%
(1) Excludes the positive fair value effect of the portfolio layer swap of $742 thousand for Commercial Real Estate at December 31, 2023.
(2) Primarily consists of skilled nursing and assisted living facilities.
The following table presents an analysis of the maturity of our commercial real estate, commercial construction and commercial business loan portfolios as of December 31, 2023.

	December 31, 2023
	Commercial Real Estate(1)	Commercial Construction	Commercial Business(1)	Total
	(In thousands)
Amounts due:
One year or less	$313,136	$64,099	$163,385	$540,620
After one year:
One to five years	1,281,385	105,709	204,650	1,591,744
Over five years	352,385	13,606	132,355	498,346
Total due after one year	1,633,770	119,315	337,005	2,090,090
Total	$1,946,906	$183,414	$500,390	$2,630,710
(1) Excludes the positive fair value effect of the portfolio layer swap of $742 thousand for Commercial Real Estate and $179 thousand for Commercial Business.

The following table presents an analysis of the interest rate sensitivity of our commercial real estate, commercial construction and commercial business loan portfolios due after one year as of December 31, 2023.

	December 31, 2023
	Adjustable Interest Rate	Fixed Interest Rate	Total
	(In thousands)
Commercial real estate	$170,090	$1,463,680	$1,633,770
Commercial construction	68,976	50,339	119,315
Commercial business	168,672	168,333	337,005
Total loans due after one year	$407,738	$1,682,352	$2,090,090
Asset Quality
We actively manage asset quality through our underwriting practices and collection operations. Our Board of Directors monitors credit risk management. The Directors' Loan Committee ("DLC") has primary oversight responsibility for the credit-granting function including approval authority for credit-granting policies, review of management’s credit-granting activities and approval of large exposure credit requests, as well as loan review and problem loan management and resolution. The committee reports the results of its respective oversight functions to our Board of Directors. In addition, our Board of Directors receives information concerning asset quality measurements and trends on a monthly basis. While we continue to adhere to prudent underwriting standards, our loan portfolio is not immune to potential negative consequences as a result of general economic weakness, such as a prolonged downturn in the real estate market on a national scale. Decreases in real estate values could adversely affect the value of property used as collateral for loans. In addition, adverse changes in the economy could have a negative effect on the ability of borrowers to make scheduled loan payments, which would likely have an adverse impact on earnings.
The Company has established credit policies applicable to each type of lending activity in which it engages. The Company evaluates the creditworthiness of each client and extends credit of up to 80% of the market value of the collateral, depending on the borrower's creditworthiness and the type of collateral. The borrower’s ability to service the debt is monitored on an ongoing basis. Real estate is the primary form of collateral. Other important forms of collateral are business assets, time deposits and marketable securities. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment for commercial loans, to be based on the borrower’s ability to generate continuing cash flows. In the fourth quarter of 2017 management made the strategic decision to cease originating residential mortgage loans. In the third quarter of 2019, the Company stopped offering home equity loans or lines of credit. The Company’s policy for residential lending generally required that the amount of the loan may not exceed 80% of the original appraised value of the property. In certain situations, the amount may have exceeded 80% LTV either with private mortgage insurance being required for that portion of the residential loan in excess of 80% of the appraised value of the property or where secondary financing is provided by a housing authority program second mortgage, a community’s low/moderate income housing program, or a religious or civic organization.
Credit risk management involves a partnership between our relationship managers and our credit approval, portfolio management, credit administration and collections staff. Disciplined underwriting, portfolio monitoring and early problem recognition are important aspects of maintaining our high credit quality standards and low levels of nonperforming assets since our inception in 2002.
Acquired Loans.   Loans acquired in acquisitions are initially recorded at fair value with no carryover of the related allowance for credit losses. Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that all contractually required payments will not be collected are initially recorded at fair value without recording an ACL-Loans. The fair value of the loans is determined using market participant assumptions to estimate the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest.
Under the accounting model for acquired loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield”, is accreted into interest income over the life of the loans. Accordingly, acquired loans are not subject to classification as nonaccrual in the same manner as originated loans. Rather, acquired loans are considered to be accruing loans because their interest income relates to the accretable yield recognized and not to contractual interest payments. The excess of the loans' contractually required payments over the cash flows expected to be collected is the nonaccretable difference. As such, charge-offs on acquired loans are first applied to the nonaccretable difference and then to any ACL-Loans recognized subsequent to the acquisition. A decrease in expected cash flows in subsequent periods may indicate that the loan pool is a credit loss, which would require the establishment of an ACL-Loans by a charge to the provision for loan losses.

Nonperforming Assets.   Nonperforming assets include nonaccrual loans and property acquired through foreclosures or repossession. The following table presents nonperforming assets and additional asset quality data for the dates indicated:

	At December 31,
	2023	2022
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
Residential	$1,386	$2,152
Commercial	23,009	2,781
Commercial business	15,430	2,126
Construction	9,382	9,382
Total nonaccrual loans	49,207	16,441
Property acquired through foreclosure or repossession, net	—	—
Total nonperforming assets	$49,207	$16,441
Nonperforming assets to total assets	1.53%	0.51%
Nonperforming loans to total loans	1.81%	0.61%
Total nonaccrual loans were $49.2 million as of December 31, 2023. Nonperforming assets as a percentage of total assets was 1.53% at December 31, 2023, when compared to 0.51% at December 31, 2022. The ACL-Loans at December 31, 2023 was $27.9 million, representing 1.03% of total loans.
Nonaccrual Loans. Loans greater than 90 days past due are generally put on nonaccrual status. Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful. Interest previously accrued, but uncollected, is reversed against current period income. Subsequent payments are recognized on a cash basis or principal recapture basis depending on a number of factors including probability of collection and if a credit loss is identified. A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt. At December 31, 2023 and 2022, there were no commitments to lend additional funds to any borrower on nonaccrual status.
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

The following table presents past due loans as of December 31, 2023 and 2022:

	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due
	(In thousands)
As of December 31, 2023
Residential real estate	$—	$1,220	$132	$1,352
Commercial real estate	195	282	1,851	2,328
Construction	—	—	9,382	9,382
Commercial business	6,568	1,648	—	8,216
Consumer	—	—	—	—
Total loans	$6,763	$3,150	$11,365	$21,278
As of December 31, 2022
Residential real estate	$1,969	$—	$171	$2,140
Commercial real estate	66	—	2,540	2,606
Construction	—	—	9,382	9,382
Commercial business	23	—	1,910	1,933
Consumer	—	—	—	—
Total loans	$2,058	$—	$14,003	$16,061
Total past due loans totaled $21.3 million and represented 0.78% of total loans as of December 31, 2023, increasing $5.2 million from December 31, 2022.
Modifications.   Loans are considered restructured when the borrower is experiencing financial difficulties and the Bank has granted concessions to a borrower due to the borrower’s financial condition that we otherwise would not have considered. These concessions may include modifications of the terms of the debt such as reduction of the stated interest rate other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, rather than aggressively enforcing the collection of the loan, may benefit us by increasing the ultimate probability of collection.
Restructured loans are classified as accruing or nonaccruing based on management’s assessment of the collectability of the loan. Loans which are already on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers such loans for return to accruing status. Accruing restructured loans are placed into nonaccrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term. There were no nonaccrual loans modified during the year ended December 31, 2023. There were seven nonaccrual loans modified totaling $2.5 million during the year ended December 31, 2022.

The following table presents information on modified loans:

	At December 31,
	2023	2022
	(In thousands)
Accruing modified loans:
Residential real estate	$2,325	$1,694
Commercial real estate	—	15,893
Commercial business	2,060	2,147
Accruing modified loans	4,385	19,734
Nonaccrual modified loans:
Residential real estate	$1,351	$2,113
Commercial real estate	10,606	—
Commercial business	104	367
Nonaccrual modified loans	12,061	2,480
Total modified loans	$16,446	$22,214
As of December 31, 2023 and 2022, loans classified as modified totaled $16.4 million and $22.2 million, respectively.
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

Allowance for Credit Losses - Loans ("ACL-Loans")
Our Board of Directors has adopted an Allowance for Credit Losses policy designed to provide management with a methodology for determining and documenting the allowance for credit losses for each reporting period. We evaluate the adequacy of the ACL-Loans at least quarterly, and in determining our ACL-Loans, we estimate losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of our ACL-Loans is based on internally assigned risk classifications of loans, the Bank’s and peer banks’ historical loss experience, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates. See additional discussion regarding our Allowance for Credit Losses-Loans ("ACL-Loans") and Allowance for Credit Losses-Unfunded commitments ("ACL-Unfunded commitments") under the caption "Critical Accounting Policies and Estimates."
Our general practice is to identify problem credits early and recognize full or partial charge-offs as promptly as practicable when it is determined that it is probable that the loan will not be repaid according to its original contractual terms, including principal and interest. Full or partial charge-offs on collateral dependent loans are recognized when the collateral is deemed to be insufficient to support the carrying value of the loan. We do not recognize a recovery when an updated appraisal indicates a subsequent increase in value of the collateral.
Our charge-off policies, which comply with standards established by our banking regulators, are consistently applied from period to period. Charge-offs are recorded on a monthly basis, as incurred. Partially charged-off loans continue to be evaluated on a monthly basis and additional charge-offs or loan loss provisions may be recorded on the remaining loan balance based on the same criteria.

The following table presents the activity in our ACL-Loans and related ratios for the dates indicated:

	At December 31,
	2023	2022
	(Dollars in thousands)
Balance at beginning of period	$22,431	$16,902
Day 1 CECL Adjustment on January 1, 2023	5,079	—
Charge-offs:
Residential real estate	—	—
Commercial real estate	(824)	—
Construction	—	—
Commercial business	(440)	—
Consumer	(83)	(22)
Total charge-offs	(1,347)	(22)
Recoveries:
Residential real estate	—	—
Commercial real estate	—	76
Commercial business	531	34
Consumer	39	4
Total recoveries	570	114
Net (charge-offs) recoveries	(777)	92
Provision charged to earnings	1,213	5,437
Balance at end of period	$27,946	$22,431
Net recoveries or charge-offs to average loans	0.03%	—%
ACL-Loans to total loans	1.03%	0.84%
At December 31, 2023, our ACL-Loans was $27.9 million and represented 1.03% of total loans, compared to $22.4 million, or 0.84% of total loans at December 31, 2022. The increase relates to the CECL transition adjustment to retained earnings. The increase in the ACL-Loans provision for credit losses was primarily driven by forward looking CECL macroeconomic factors.
The carrying amount of total individually evaluated loans at December 31, 2023 was $105.0 million. This compares to a carrying amount of $42.8 million for total individually evaluated loans at December 31, 2022. The amount of ACL-Loans related to individually evaluated loans was $1.0 million and $0.9 million, respectively, at December 31, 2023 and 2022.

The following table presents the allocation of the ACL-Loans, the ACL-Loans percentage, and the related loan segments to total loans percentage:

	At December 31,
	2023			2022
	ACL-Loans Amount	ACL-Loans Percentage	Loan Segment to Total Loans Percentage	ACL-Loans Amount	ACL-Loans Percentage	Loan Segment to Total Loans Percentage
	(Dollars in thousands)
Residential real estate	$149	0.53%	1.87%	$163	0.73%	2.27%
Commercial real estate	20,950	74.97	71.64	15,597	69.53	71.81
Construction	1,699	6.08	6.75	311	1.39	5.80
Commercial business	4,562	16.32	18.41	6,214	27.70	19.45
Consumer	586	2.10	1.33	146	0.65	0.67
Total	$27,946	100.00%	100.00%	$22,431	100.00%	100.00%
The allocation of the ACL-Loans at December 31, 2023 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the ACL-Loans at December 31, 2023 is appropriate to cover probable losses.

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
The amortized cost and fair value of investment securities as of the dates indicated are presented in the following table:

	At December 31,
	2023		2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Marketable equity securities	$2,202	$2,070	$2,138	$1,988
Securities available for sale:
U.S. Government and agency obligations	100,276	95,226	95,352	88,425
Corporate bonds	17,000	14,510	17,000	15,238
Total securities available for sale	$117,276	$109,736	$112,352	$103,663
Securities held to maturity:
State agency and municipal obligations	$15,785	$15,870	$15,947	$15,398
Government mortgage-backed securities	32	33	36	37
Total securities held to maturity	$15,817	$15,903	$15,983	$15,435
At December 31, 2023, the carrying value of our investment securities portfolio totaled $127.6 million and represented 4% of total assets, compared to $121.6 million and 4% of total assets at December 31, 2022. The increase of $6.0 million primarily reflects purchases of treasury bonds. We purchase investment grade securities with a focus on liquidity, earnings and duration exposure.
The net unrealized losses on our investment portfolio at December 31, 2023 was $7.5 million and included $0.8 million of gross unrealized gains. The net unrealized loss position on our investment portfolio at December 31, 2022 was $9.2 million and included $0.3 million of gross unrealized gains.

The following tables summarize the amortized cost and weighted average yield of securities in our investment securities portfolio as of December 31, 2023 and 2022, based on remaining period to contractual maturity. Information for mortgage-backed securities is based on the final contractual maturity dates without considering repayments and prepayments.

	Due Within 1 Year		Due 1–5 Years		Due 5–10 Years		Due After 10 Years or No Contractual Maturity
At December 31, 2023	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
	(Dollars in thousands)
Marketable equity securities	$—	—%	$—	—%	$—	—%	$2,202	2.19%
Securities available for sale:
U.S. Government and agency obligations	9,836	4.27	55,288	2.15	27,229	2.62	7,923	1.87
Corporate bonds	—	—		—	15,500	4.18	1,500	4.50
Total securities available for sale	$9,836	4.27%	$55,288	2.15%	$42,729	3.18%	$9,423	2.28%
Securities held to maturity:
State agency and municipal obligations	$—	—%	$—	—%	$—	—%	$15,785	5.09%
Government mortgage-backed securities	—	—	—	—	—	—	32	5.43
Total securities held to maturity	$—	—%	$—	—%	$—	—%	$15,817	5.09%

	Due Within 1 Year		Due 1–5 Years		Due 5–10 Years		Due After 10 Years or No Contractual Maturity
At December 31, 2022	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
	(Dollars in thousands)
Marketable equity securities	$—	—%	$—	—%	$—	—%	$2,138	2.20%
Securities available for sale:
U.S. Government and agency obligations	—	—	55,262	1.99	31,527	2.61	8,563	0.39
Corporate bonds	—	—	—	—	15,500	4.18	1,500	4.50
Total securities available for sale	$—	—%	$55,262	1.99%	$47,027	3.12%	$10,063	2.24%
Securities held to maturity:
State agency and municipal obligations	$—	—%	$—	—%	$—	—%	15,947	5.09%
Government mortgage-backed securities	—	—	—	—	—	—	15,983	5.43
Total securities held to maturity	$—	—%	$—	—%	$—	—%	$31,930	5.09%

Bank Owned Life Insurance ("BOLI")
BOLI amounted to $51.4 million as of December 31, 2023. The purchase of life insurance policies results in an income-earning asset on our consolidated balance sheet that provides monthly tax-free income to us. We expect to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. BOLI is included in our Consolidated Balance Sheets at its cash surrender value. Increases in the cash surrender value are reported as a component of noninterest income in our Consolidated Statements of Income.

Deposit Activities and Other Sources of Funds
Our sources of funds include deposits, including brokered deposits, FHLB borrowings, subordinated debt and proceeds from the sales, maturities and payments of loans and investment securities.
Total deposits represented 85% of our total assets at December 31, 2023. While scheduled loan and securities repayments are relatively stable sources of funds, loan and securities prepayments and deposit inflows are influenced by prevailing interest rates and local economic conditions and are inherently uncertain.

Deposits
We offer a wide variety of deposit products and rates to consumer and business clients consistent with FDIC regulations. Our executive management team meets regularly to determine pricing and marketing initiatives. In addition to being an important source of funding for us, deposits also provide an ongoing stream of fee revenue.
We participate in the Certificate of Deposit Account Registry Service ("CDARS") and Insured Cash Sweep Service ("ICS") programs. We use CDARS and ICS to place client funds into certificate of deposit accounts and money market accounts, respectively, into other participating banks. These transactions occur in amounts that are less than FDIC insurance limits to ensure that deposit clients are eligible for FDIC insurance on the full amount of their deposits. Reciprocal amounts of deposits are received from other participating banks that do the same with their client deposits, and, we also execute one-way buy transactions. CDARS one-way and ICS one-way buy transactions are considered to be brokered deposits for bank regulatory purposes.
Time deposits may also be generated through the use of a listing service. We subscribe to a listing service, accessible to financial institutions, in which we may advertise our time deposit rates. Interested financial institutions then contact us directly to acquire a time certificate of deposit. There is no third party brokerage service involved in this transaction.
The following table sets forth the composition of our deposits for the dates indicated:

	At December 31,
	2023			2022
	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$346,172	12.65%	—%	$404,559	14.44%	—%
NOW	90,829	3.32	0.17	104,057	3.72	0.17
Money market	887,352	32.42	3.63	913,868	32.63	0.99
Savings	97,331	3.56	2.79	151,944	5.42	0.67
Time	1,315,073	48.05	3.89	1,226,390	43.79	1.47
Total deposits	$2,736,757	100.00%	3.59%	$2,800,818	100.00%	1.07%
Total deposits were $2.7 billion at December 31, 2023, a decrease of $64.1 million, or 2%, from December 31, 2022.
Brokered certificates of deposits ("Brokered CDs") totaled $860.5 million and $976.5 million at December 31, 2023 and December 31, 2022, respectively. Brokered money market accounts totaled $91.4 million and $41.8 million at December 31, 2023 and 2022, respectively. There were no certificates of deposits from national listing services, one-way buy CDARS or one-way buy ICS at December 31, 2023 or December 31, 2022. Brokered deposits are comprised of Brokered CDs, brokered money market accounts, one-way buy CDARS, and one-way buy ICS.
As of December 31, 2023, our FDIC insured deposits were $1,945.9 million, or 71% of total deposits. Additionally, $110.0 million of deposits are insured by standby letters of credit with the Federal Home Loan Bank of Boston, or 4% of total deposits.

At December 31, 2023 and 2022, time deposits, including CDARS and Brokered CDs, with a denomination of $100 thousand or more totaled $1.2 billion and $1.2 billion, respectively, maturing during the periods indicated in the table below:

	At December 31,
	2023	2022
	(In thousands)
Maturing:
Within 3 months	$343,084	$251,036
After 3 but within 6 months	317,534	252,673
After 6 months but within 1 year	244,472	530,400
After 1 year	294,641	123,130
Total	$1,199,731	$1,157,239

Federal Home Loan Bank Advances and Other Borrowings
The Bank is a member of the FHLB, which is part of a twelve district Federal Home Loan Bank System. Members are required to own capital stock of the FHLB, and borrowings are collateralized by qualifying assets not otherwise pledged. The maximum amount of credit that the FHLB will extend varies from time to time, depending on its policies and the amount of qualifying collateral the member can pledge. The Bank had satisfied its collateral requirement at December 31, 2023.
We utilize advances from the FHLB as part of our overall funding strategy, to meet short-term liquidity needs and to manage interest rate risk arising from the difference in asset and liability maturities. Total FHLB advances were $90.0 million at December 31, 2023 and $90.0 million at December 31, 2022.
The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At December 31, 2023, the Bank had pledged $927.1 million of eligible loans as collateral to support borrowing capacity at the FHLB of Boston. As of December 31, 2023, the Bank had immediate availability to borrow an additional $344.4 million based on qualified collateral.
Advances from the FHLB include short-term advances with original maturity dates of one year or less. The following table sets forth certain information concerning short-term FHLB advances as of and for the periods indicated:

	Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Average amount outstanding during the period	$91,589	$71,740
Amount outstanding at end of period	90,000	90,000
Highest month end balance during the period	100,000	130,000
Weighted average interest rate at end of period(1)	3.24%	2.29%
(1) $50 million of the Company's FHLB borrowings are subject to longer term interest rate swap agreements and the weighted average rate reflects the "all-in" swap rate under these long interest rate term swap agreements.
On October 14, 2021, the Company completed a private placement of a $35.0 million fixed-to-floating rate subordinated note (the “2021 Note”) to an institutional accredited investor. The Company used the net proceeds to repay the outstanding balance of subordinated debt issued in 2015 and for general corporate purposes.
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
The Company entered into one pay-fixed portfolio layer method fair value swap, designated as a hedging instrument, with a total notional amount of $150 million in the first quarter of 2023. The Company designated the fair value swap under the portfolio layer method. Under this method, the hedged item is designated as a hedged layer of a closed portfolio of financial loans that is anticipated to remain outstanding for the designated hedged period.
Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain loan clients. The Company executes interest rate swaps with commercial banking clients to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client derivatives and the offsetting derivatives are recognized directly in earnings. Information about derivative instruments at December 31, 2023 and 2022 was as follows:

	As of December 31, 2023
	Derivative Assets			Derivative Liabilities
	Original Notional Amount	Balance Sheet Location	Fair Value	Original Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	$125,000	Other assets	$5,240	$—	Accrued expenses and other liabilities	$—
Fair value swap	$150,000	Other assets	$—	$—	Accrued expenses and other liabilities	$917

Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$38,500	Other assets	$3,579	$38,500	Accrued expenses and other liabilities	$3,579
(1) Represents interest rate swaps with commercial banking clients, which are offset by derivatives with a third party.

	As of December 31, 2022
	Derivative Assets			Derivative Liabilities
	Original Notional Amount	Balance Sheet Location	Fair Value	Original Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	$125,000	Other assets	$8,292	$—	Accrued expenses and other liabilities	$—

Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$38,500	Other assets	$4,207	$38,500	Accrued expenses and other liabilities	$4,207
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
The Bank has a detailed liquidity funding policy and a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity. We employ a stress testing methodology to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of “business as usual” cash flows. The Bank has established unsecured borrowing capacity with the Pacific Coast Bank (PCBB), Atlantic Community Bankers Bank (ACBB), and Zion’s Bank and also maintains additional collateralized borrowing capacity with the Federal Reserve Bank of New York ("FRBNY") and the FHLB in excess of levels used in the ordinary course of business. Our sources of liquidity include cash, unpledged investment securities, borrowings from the FRBNY, FHLB, lines of credit from PCBB, ACBB, and Zion's Bank, the brokered deposit market and national CD listing services.
Capital Resources
Shareholders’ equity totaled $265.8 million as of December 31, 2023, an increase of $27.3 million compared to December 31, 2022, primarily a result of (i) net income of $36.7 million for the year ended December 31, 2023. The increase was partially offset by the Day 1 CECL adoption of $4.9 million, dividends paid of $6.2 million, and a $1.5 million unfavorable impact to accumulated other comprehensive income. The unfavorable impact to accumulated other comprehensive income was driven by fair value marks related to hedge positions involving interest rate swaps of $2.4 million partially offset by fair value marks on the Company's available for sale investment securities portfolio of $0.9 million. The Company's interest rate swaps are used to hedge interest rate risk. As of December 31, 2023, the tangible common equity ratio and tangible book value per share were 8.19% and $34.50, respectively.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At December 31, 2023, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework. At December 31, 2023, the Bank’s ratio of total common equity tier 1 capital to risk-weighted assets was 11.30%, total capital to risk-weighted assets was 12.32%, Tier 1 capital to risk-weighted assets was 11.30% and Tier 1 capital to average assets was 9.81%.
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

Contractual Obligations
The following table summarizes our contractual obligations to make future payments as of December 31, 2023. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
	(in thousands)
Contractual Obligations:
FHLB advances	$90,000	$90,000	$—	$—	$—
Subordinated debt	70,000	—	—	—	70,000
Operating lease agreements	16,400	2,336	4,632	4,447	4,985
Time deposits with stated maturity dates	1,315,073	979,807	318,985	6,283	9,998
Total contractual obligations	$1,491,473	$1,072,143	$323,617	$10,730	$84,983

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
Commitments to extend credit totaled $333.5 million and $561.0 million, respectively at December 31, 2023 and 2022. The following table summarizes our commitments to extend credit as of the dates indicated. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. In addition, borrowers may be required to meet certain performance requirements to continue to draw on these commitments. We manage our liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that we will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.

As of December 31, 2023

	Amount of Commitment Expiration per Period
	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
	(in thousands)
Other Commitments:
Loan commitments	$236,878	$169,358	$5,755	$58,319	$3,446
Undisbursed construction loans	93,653	—	39,863	7,045	46,745
Unused home equity lines of credit	2,952	—	—	—	2,952
Total other commitments	$333,483	$169,358	$45,618	$65,364	$53,143

As of December 31, 2022

	Amount of Commitment Expiration per Period
	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
	(in thousands)
Other Commitments:
Loan commitments	$376,512	$262,758	$29,433	$79,046	$5,275
Undisbursed construction loans	180,768	32,708	46,777	44,187	57,096
Unused home equity lines of credit	3,684	10	—	—	3,674
Total other commitments	$560,964	$295,476	$76,210	$123,233	$66,045

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

We use a net interest income at risk simulation to measure the sensitivity of net interest income to changes in market rates. This simulation captures underlying product behaviors, such as asset and liability repricing dates, balloon dates, interest rate indices and spreads, rate caps and floors, as well as other behavioral attributes. The simulation of net interest income also requires a number of key assumptions such as: (i) prepayment projections for loans and securities that are projected under each interest rate scenario using internal and external analytics; (ii) new business loan rates that are based on recent new business origination experience; and (iii) deposit pricing assumptions for non-maturity deposits reflecting the Bank’s history, management judgment and core deposit studies. Combined, these assumptions can be inherently uncertain, and as a result, actual results may differ from simulation forecasts due to the timing, magnitude and frequency of interest rate changes, future business conditions, as well as unanticipated changes in management strategies.

We use two sets of standard scenarios to measure net interest income at risk. For the Parallel Ramp Scenarios, rate changes are ramped over a twelve-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Parallel Shock Scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Simulation analysis involves projecting a future balance sheet structure and interest income and expense under the various rate scenarios. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than: 6% for a 100 basis point shift; 12% for a 200 basis point shift; and 18% for a 300 basis point shift. Per Company policy, the Bank should not be outside these limits for twelve consecutive months unless the Bank's forecasted capital ratios are considered to be "well capitalized". As of December 31, 2023, the Bank has met all minimum regulatory capital requirements to be considered "well capitalized".

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning December 31, 2023 and 2022:
Parallel Ramp

	Estimated Percent Change in Net Interest Income
	At December 31,
Rate Changes (basis points)	2023	2022
(100)	1.70%	2.20%
200	(3.20)	(4.80)

Parallel Shock

	Estimated Percent Change in Net Interest Income
	At December 31,
Rate Changes (basis points)	2023	2022
(100)	3.60%	2.20%
100	(2.70)	(2.70)
200	(5.80)	(6.00)
300	(8.10)	(8.90)
The net interest income at risk simulation results indicate that, as of December 31, 2023, we remain liability sensitive. The liability sensitivity is due to the fact that there are more liabilities than assets subject to repricing as market rates change.
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
The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:
Parallel Shock

	Estimated Percent Change in Economic Value of Equity
	At December 31,
Rate Changes (basis points)	2023	2022
(100)	2.70%	2.30%
100	(3.80)	(3.90)
200	(9.40)	(9.30)
300	(12.60)	(14.00)
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

Item 8.    Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are presented in the order shown below:
Report of Independent Registered Public Accounting Firm (PCAOB ID: 49)
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Income for the years ended December 31, 2023 and 2022
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023 and 2022
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bankwell Financial Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bankwell Financial Group, Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), shareholders' equity, and cash flows for the years then ended and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 12, 2024, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Change in accounting principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses in 2023 due to the adoption of Accounting Standard Codification Topic 326, Financial Instruments ‑ Credit Losses.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee of the board of directors and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans and Unfunded Commitments
As described in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses for loans totaled $27.9 million as of December 31, 2023, which consists of an allowance for collectively evaluated loans of $27.0 million and an allowance for individually evaluated loans of $0.9 million. The Company’s allowance for credit losses for unfunded commitments totaled $0.9 million as of December 31, 2023. Management estimates the allowance based on credit losses believed to be in the Company’s loan portfolio over the life of its loans, segmented by portfolio and risk classification, at the balance sheet date. The Company’s allowance for credit losses on loans consists of a component relating to collectively evaluated loans and a component relating to individually evaluated loans. The allowance for collectively evaluated loans is derived from lifetime loss rate models that calculate expected losses over the life of each loan based on exposure at default, loan attributes, and reasonable, supportable economic forecasts, adjusted for qualitative adjustments considered by management. The lifetime loss rate models rely upon historical losses from a broad cross section of U.S. banks and management reviews the banks included in the loss rate models that determine the loss rates. To further refine the expected losses, management selects a group of peer banks to scale the loss rate models to produce an allowance that is representative of the Company’s loan portfolio and geographic area (“peer scalar”). The allowance for credit losses on unfunded commitments is based on the same assumptions as funded loans and also considers the expected utilization of unfunded commitments.

To account for economic uncertainty, the Company incorporates multiple economic scenarios in determining the allowance for credit losses. The scenarios include various projections based on variables such as Gross Domestic Product, interest rates, property price indices, and employment measures, among others. The scenarios are probability-weighted based on available information at the time the calculation is conducted.

Management considers qualitative adjustments to expected credit loss estimates for information not already captured in the quantitative loss estimation models. The measurement of expected credit losses is influenced by the Company’s judgment of market conditions, changes in loan composition or concentrations, performance trends, regulatory changes, uncertainty in macroeconomic forecasts, or other asset specific risk characteristics.

Key assumptions used in the models include portfolio segmentation, the peer scalar, forecasted economic scenarios, qualitative adjustments, and the expected utilization of unfunded commitments, among others. Loan portfolios are segmented by loan level attributes such as loan type, size, date of origination, and delinquency status to create homogenous loan pools. Pool level metrics are calculated, and loss rates are subsequently applied to the pools as the loans have similar characteristics.

We identified the selection of the models being used in determining the loss rates, peer bank determinations for scaling, forecasted economic scenarios, qualitative adjustments, and expected utilization of unfunded commitments components of the allowance for credit losses for loans and the allowance for credit losses on unfunded loan commitments (herein referred to as “the allowance”) as a critical audit matter because auditing the underlying assumptions in those components involved a high degree of complexity and auditor judgment given the high degree of subjectivity exercised by management in developing the allowance, which resulted in an increase in audit effort and the use of an internal economic specialist due to the impact these assumptions have on the accounting estimate.

Our audit procedures related to management’s selection of the models being used in determining the loss rates, peer bank determinations for scaling, forecasted economic scenarios, qualitative adjustments, and expected utilization of unfunded commitments components of the allowance included the following, among others:

–We obtained an understanding of the relevant controls related to management’s selection of the models being used in determining the loss rates, peer bank determinations for scaling, forecasted economic scenarios, qualitative adjustments, and expected utilization of unfunded commitments components of the allowance and tested such controls for design and operating effectiveness.

–We evaluated management’s judgments and assumptions used in the development of the qualitative factors for reasonableness, and tested the reliability of the underlying data on which these factors are based, by comparing information to source documents and external information sources.

–We tested management’s process and significant judgments in the selection of the models being used in determining the loss rates, peer bank determinations for scaling, forecasted economic scenarios, and expected utilization of unfunded commitments of the allowance for credit losses, which included:

•Evaluating the reasonableness of management’s judgments related to the establishment of the models being used in determining the loss rates and expected utilization of unfunded commitments and testing the completeness and accuracy of data used by management in determining inputs to the models by agreeing those inputs to internal information sources.

•Evaluating management’s considerations and data utilized as a basis for the peer bank determinations for scaling used in the loss rate models and testing the completeness and accuracy of the underlying data by tracing the data to independent sources.

•Evaluating management’s considerations and selection of forecasted economic scenarios and weightings, and testing the reasonableness of the underlying data, which included Gross Domestic Product, interest rates, property price indices, and employment measures, among others, by comparing these forecasts to external and internal information sources that were available to management, which included the use of an internal economic specialist.

•We obtained and assessed the reasonableness of model validations performed by a reputable third party evaluating the statistical documentation and process used by management in validating the models established by the vendor.

/s/ RSM US LLP

We have served as the Company’s auditor since 2017.

Hartford, Connecticut
March 12, 2024

Bankwell Financial Group, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2023	2022
ASSETS
Cash and due from banks	$267,521	$344,925
Federal funds sold	1,636	10,754
Cash and cash equivalents	269,157	$355,679

Investment securities
Marketable equity securities, at fair value	2,070	1,988
Available for sale investment securities, at fair value	109,736	103,663
Held to maturity investment securities, at amortized cost (fair values of $15,903 and $15,435 at December 31, 2023 and 2022, respectively)	15,817	15,983
Total investment securities	127,623	121,634

Loans receivable (net of ACL-Loans of $27,946 and $22,431 at December 31, 2023 and 2022, respectively)	2,685,301	2,646,384
Accrued interest receivable	14,863	13,070
Federal Home Loan Bank stock, at cost	5,696	5,216
Premises and equipment, net	27,018	27,199
Bank-owned life insurance	51,435	50,243
Goodwill	2,589	2,589
Deferred income taxes, net	9,383	7,422
Other assets	22,417	23,013
Total assets	$3,215,482	$3,252,449
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$346,172	$404,559
Interest bearing deposits	2,390,585	2,396,259
Total deposits	2,736,757	2,800,818

Advances from the Federal Home Loan Bank	90,000	90,000
Subordinated debentures (face value of $70,000 and $70,000 at December 31, 2023 and 2022, respectively, less unamortized debt issuance costs of $795 and $1,041 at December 31, 2023 and 2022, respectively)	69,205	68,959
Accrued expenses and other liabilities	53,768	54,203
Total liabilities	2,949,730	3,013,980
Commitments and contingencies (Note 12)
Shareholders’ equity
Common stock, no par value; 10,000,000 shares authorized, 7,882,616 and 7,730,699 shares issued and outstanding at December 31, 2023 and 2022, respectively	118,247	115,018
Retained earnings	149,169	123,640
Accumulated other comprehensive loss	(1,664)	(189)
Total shareholders’ equity	265,752	238,469

Total liabilities and shareholders’ equity	$3,215,482	$3,252,449

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc.
Consolidated Statements of Income
(In thousands, except share data)

	Year Ended December 31,
	2023	2022
Interest and dividend income
Interest and fees on loans	$170,181	$111,242
Interest and dividends on securities	4,126	3,203
Interest on cash and cash equivalents	14,147	3,500
Total interest and dividend income	188,454	117,945
Interest expense
Interest expense on deposits	86,906	19,364
Interest expense on borrowings	7,080	3,838
Total interest expense	93,986	23,202
Net interest income	94,468	94,743
Provision for loan losses	866	5,437
Net interest income after provision for loan losses	93,602	89,306
Noninterest income
Gains and fees from sales of loans	1,972	1,236
Bank owned life insurance	1,192	1,069
Service charges and fees	1,629	1,072
Other	49	(337)
Total noninterest income	4,842	3,040
Noninterest expense
Salaries and employee benefits	24,595	22,237
Occupancy and equipment	8,665	8,297
Data processing	2,888	2,632
Professional services	3,538	3,887
Director fees	1,812	1,394
FDIC insurance	4,164	1,638
Marketing	651	366
Other	4,088	3,912
Total noninterest expense	50,401	44,363
Income before income tax expense	48,043	47,983
Income tax expense	11,380	10,554
Net income	$36,663	$37,429
Earnings Per Common Share:
Basic	$4.71	$4.84
Diluted	$4.67	$4.79
Weighted Average Common Shares Outstanding:
Basic	7,587,768	7,563,363
Diluted	7,647,411	7,640,218
Dividends per common share	$0.80	$0.80

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2023	2022
Net income	$36,663	$37,429
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available for sale securities	1,149	(10,817)
Reclassification adjustment for gains realized in net income	—	—
Net change in unrealized gains (losses)	1,149	(10,817)
Income tax (expense) benefit	(209)	2,416
Unrealized gains (losses) on securities, net of tax	940	(8,401)
Unrealized (losses) gains on interest rate swaps:
Unrealized (losses) gains on interest rate swaps	(3,065)	21,598
Income tax benefit (expense)	650	(4,825)
Unrealized (losses) gains on interest rate swaps, net of tax	(2,415)	16,773
Total other comprehensive (loss) income, net of tax	(1,475)	8,372
Comprehensive income	$35,188	$45,801

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2022	7,803,166	$118,148	$92,400	$(8,561)	$201,987
Net income	—	—	37,429	—	37,429
Other comprehensive income, net of tax	—	—	—	8,372	8,372
Cash dividends declared ($0.80 per share)	—	—	(6,189)	—	(6,189)
Stock-based compensation expense	—	2,362	—	—	2,362
Issuance of restricted stock	114,995	—	—	—	—
Forfeitures of restricted stock	(24,087)	—	—	—	—
Stock options exercised	3,000	48	—	—	48
Repurchase of common stock	(166,375)	(5,540)	—	—	(5,540)
Balance at December 31, 2022	7,730,699	115,018	123,640	(189)	238,469
Cumulative effect of change in accounting principle (ASU No. 2016-13,net of tax)	—	—	(4,893)	—	(4,893)
Balance as of January 1, 2023 as adjusted for changes in accounting principle	7,730,699	115,018	118,747	(189)	233,576
Net income	—	—	36,663	—	36,663
Other comprehensive income, net of tax	—	—	—	(1,475)	(1,475)
Cash dividends declared ($0.80 per share)	—	—	(6,241)	—	(6,241)
Stock-based compensation expense	—	3,074	—	—	3,074
Issuance of restricted stock	158,675	—	—	—	—
Forfeitures of restricted stock	(15,438)	—	—	—	—
Stock options exercised	8,680	155	—	—	155
Balance at December 31, 2023	7,882,616	$118,247	$149,169	$(1,664)	$265,752

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net income	$36,663	$37,429
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on investment securities	54	310
Provision for loan losses	866	5,437
Credit for deferred income taxes	(191)	(1,964)
Change in fair value of marketable equity securities	(31)	212
Depreciation and amortization	3,623	3,366
Amortization of debt issuance costs	246	166
Increase in cash surrender value of bank-owned life insurance	(1,192)	(1,069)
Gains and fees from sales of loans	(1,972)	(1,236)
Stock-based compensation	3,074	2,362
Loss (gain) on sale of premises and equipment	13	(20)
Net change in:
Deferred loan fees	(1,431)	3,820
Accrued interest receivable	(1,793)	(5,558)
Other assets	(2,941)	18,473
Accrued expenses and other liabilities	(3,061)	20,940
Net cash provided by operating activities	31,927	82,668
Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	4,862	7,614
Proceeds from principal repayments on held to maturity securities	223	5,056
Purchases of available for sale securities	(9,847)	(32,212)
Purchases of marketable equity securities	(51)	(31)
Purchases of held to maturity securities	(50)	(4,990)
Net increase in loans	(65,942)	(838,031)
Proceeds from sales of loans not originated for sale	25,028	58,793
Purchases of premises and equipment, net	(2,045)	(4,958)
(Purchase) of Federal Home Loan Bank stock	(480)	(2,402)
Net cash used in investing activities	(48,302)	(811,161)

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc. Consolidated Statements of Cash Flows - Continued (In thousands)
Cash flows from financing activities
Net change in time certificates of deposit	$88,683	$769,132
Net change in other deposits	(152,744)	(92,313)
Net change in FHLB advances	—	40,000
Proceeds from exercise of options	155	48
Issuance of subordinated debt	—	34,352
Dividends paid on common stock	(6,241)	(6,189)
Repurchase of common stock	—	(5,540)
Net cash (used in) provided by financing activities	(70,147)	739,490
Net (decrease) increase in cash and cash equivalents	(86,522)	10,997
Cash and cash equivalents:
Beginning of year	355,679	344,682
End of period	$269,157	$355,679
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$86,042	$17,786
Income taxes	12,102	11,521
Noncash investing and financing activities
Loans transferred to other real estate owned	$—	$—
Premises and equipment transferred to held for sale	—	—
Net change in unrealized losses or gains on available-for-sale securities	(1,149)	(10,817)
Net change in unrealized losses or gains on interest rate swaps	(3,065)	21,598
Establishment of right-of-use-asset and lease liability	1,410	—
Transfer of Loans from held for-investment to held-for-sale	23,058	57,558
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
The Bank is a Connecticut state chartered commercial bank, founded in 2002, whose deposits are insured under the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank provides a wide range of services to clients in our market, an area encompassing approximately a 100 mile radius around our branch network. In addition, the Bank pursues certain types of commercial lending opportunities outside our market, particularly where we have strong relationships. The Bank operates nine branches in New Canaan, Stamford, Fairfield, Westport, Darien, Norwalk, and Hamden, Connecticut.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and the Bank, including its wholly owned passive investment company subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities as of the date of the consolidated balance sheet and revenue and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the ACL-Loans, derivative instrument valuation, investment securities valuation, ACL-Securities, and deferred income taxes valuation.
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
Allowance for Credit Losses - Securities ("ACL-Securities")
Effective January 1, 2023, pursuant to ASU No. 2016-13, each quarter the Company individually evaluates the available for sale debt securities and held to maturity securities for impairment credit losses. Available for sale securities include U.S. Treasuries, mortgage-backed securities, and corporate bonds. U.S. Treasuries and mortgaged-backed securities are guaranteed by the U.S. Government and as a result, management has a zero loss expectation. No ACL-Securities was recorded for these securities as of December 31, 2023. For the corporate bond portfolio, the Company developed a metric which includes each issuer’s current credit ratings and key financial performance metrics to assess the underlying performance of each issuer. The analysis of the issuers’ performance and the intent of the Company to retain these securities support the determination that there was no expected credit loss, and therefore, no ACL-Securities were recognized on the corporate bond portfolio as of December 31, 2023. Of our held to maturity securities portfolio, one security’s fair value was less than its amortized cost as of December 31, 2023. Since this is a highly rated state agency and municipal obligation, the Company's expectation of nonpayment of the amortized cost basis is zero. No allowance for ALC-Securities was recorded for this security as of December 31, 2023.

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
Loans Receivable
Loans receivable that management has the ability and intent to hold for the foreseeable future or until maturity or payoff are stated at their current unpaid principal balances, net of the ACL-Loans, charge-offs, recoveries, net deferred loan origination fees and unamortized loan premiums.
Past due or delinquency status for all loans is based on the number of days past due in accordance with its contractual payment terms.

A loan is individually evaluated when it is probable that all contractual principal or interest payments due will not be collected in accordance with the terms of the loan agreement. Individually evaluated loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. Credit losses, if any, and any subsequent changes are recorded as adjustments to the ACL-Loans.
Individually evaluated loans also include loans modified where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.
Loans greater than 90 days past due are put on nonaccrual status. Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful. Interest previously accrued, but uncollected, is reversed against current period income. Subsequent payments are recognized on a cash basis or principal recapture basis depending on a number of factors including probability of collection and if a credit loss is identified. A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt.
Management reviews all nonaccrual loans, other loans past due 90 days or more, and restructured loans for credit losses. In most cases, loan payments that are past due less than 90 days are considered minor collection delays and the related loans may not be individually evaluated. Consumer installment loans are considered to be pools of small balance homogeneous loans, which are collectively evaluated for credit losses.
Modifications made to a loan are considered under ASU 2022-02 when two conditions are met: 1) the borrower is experiencing financial difficulties and 2) the modification constitutes a concession that is not in line with market rates and/or terms. Modified terms are dependent upon the financial position and needs of the individual borrower. Debt may be bifurcated with separate terms for each tranche of the restructured debt. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit the Company by increasing the ultimate probability of collection.
If a performing loan is restructured into a modification it remains in performing status. If a nonperforming loan is restructured into a modification, it continues to be carried in nonaccrual status. Nonaccrual classification may be removed if the borrower demonstrates compliance with the modified terms for a minimum of six months. Modifications are reported as such for at least one year from the date of restructuring. In years after the restructuring, loans may be removed from this classification if the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring and the loan is not deemed to be a credit loss based on the modified terms.
Acquired Loans
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
Allowance for Credit Losses-Loans ("ACL-Loans") and Allowance for Credit Losses-Unfunded commitments ("ACL-Unfunded commitments")
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (“ASC 326”), which requires the measurement of all expected credit losses for financial assets held at amortized cost to be based on historical experience, current condition, and reasonable and supportable forecasts. The Company adopted this guidance effective January 1, 2023 and recorded a cumulative effect adjustment that increased the allowance for credit losses for loans and loan commitments by $6.4 million, increased deferred tax assets by $1.5 million, and decreased retained earnings by $4.9 million, net of tax.
The ACL-Loans is measured on each loan’s amortized cost basis, excluding interest receivable, and is initially recognized upon origination or purchase of the loan, and subsequently remeasured on a recurring basis. The ACL-Loans is recognized as a contra-asset, and credit loss expense is recorded as a provision for loan losses in the consolidated statements of income. Loan losses are charged off against the ACL-Loans when management believes the loan is uncollectible. Subsequent recoveries, if any, are credited to the ACL-Loans. Loans are normally placed on nonaccrual status if it is probable that the Company will be unable to collect the full payment of principal and interest when due according to the contractual terms of the loan agreement, or the loan is past due for a period of 90 days or more unless the obligation is well-secured and is in the process of collection. The Company generally does not recognize an allowance for credit losses ("ACL") on accrued interest receivables, consistent with its policy to reverse interest income when interest is 90 days or more past due.

The Company also records an ACL-Unfunded commitments, which is based on the same assumptions as funded loans and also considers the probability of funding. The ACL is recognized as a liability, and credit loss expense is recorded as a provision for unfunded loan commitments within the provision for credit losses in the Consolidated statements of income.
For collectively evaluated loans and related unfunded commitments, the Company utilizes software provided by a third party, which includes various models for forecasting expected credit losses, to calculate its ACL. Management selected lifetime loss rate models, utilizing CRE, C&I, and Consumer specific models, to calculate the expected losses over the life of each loan based on exposure at default, loan attributes and reasonable, supportable economic forecasts. The models selected by the Company in its ACL calculation rely upon historical losses from a broad cross section of U.S. banks that also utilize the same third party for ACL calculations. Management reviewed the third party’s analysis of the banks included in the models as part of their model development dataset and determined the Company’s loan portfolio composition by property type, balance distribution by loan age, and delinquency status are similar, which supports the use of these loss rate models. The Company also noted the third party’s model development dataset has loan concentrations that are evenly distributed across the United States, while the Company’s portfolio is mainly concentrated in the Northeast. Based on the disparate regional concentration, management determined that a select group of peer banks is necessary to scale the loss rate models to produce an ACL that is more representative of the Company’s loan portfolio. This peer-based calibration, called a "peer scalar", utilizes the loss rates of a subset of peer banks to appropriately scale the initial model results. These peers have been selected by the Company given their similar characteristics, such as loan portfolio composition and location, to better align the models’ results to the Company’s expected losses.
Key assumptions used in the models include portfolio segmentation, risk rating, forecasted economic scenarios, the peer scalar, and the expected utilization of unfunded commitments, among others. Our loan portfolios are segmented by loan level attributes such as loan type, size, date of origination, and delinquency status to create homogenous loan pools. Pool level metrics are calculated, and loss rates are subsequently applied to the pools as the loans have similar characteristics.
To account for economic uncertainty, the Company incorporates multiple economic scenarios in determining the ACL. The scenarios include various projections based on variables such as Gross Domestic Product, interest rates, property price indices, and employment measures, among others. The scenarios are probability-weighted based on available information at the time the calculation is conducted. As part of our ongoing governance of ACL, scenario weightings and model parameters are reviewed periodically by management and are subject to change, as deemed appropriate.
The Company also considers qualitative adjustments to expected credit loss estimates for information not already captured in the quantitative loss estimation models. Qualitative factor adjustments may increase or decrease management’s estimate of expected credit losses. Qualitative loss factors are based on the Company’s judgment of market, changes in loan composition or concentrations, performance trends, regulatory changes, uncertainty of macroeconomic forecasts, and other asset specific risk characteristics.
When loans do not share risk characteristics with other financial assets they are evaluated individually. Management applies its normal loan review procedures in making these judgments. Individually evaluated loans consist of loans with credit quality indicators which are substandard or doubtful. The Company also individually evaluates all insurance premium loans. While insurance premium loans are considered consumer loans, the third-party Consumer ACL model is designed for unsecured lending, whereas these loans are secured. To account for the fully secured structure of this type of loan, management determined each loan will be individually evaluated, regardless of the credit quality indicators. These loans are evaluated based upon their collateral, which primarily consists of cash, cash surrender value life insurance, and in some cases real estate. In determining the ACL-Loans for individually evaluated loans, the Company generally applies a discounted cash flow method for instruments that are individually assessed. For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable and where the borrower is experiencing financial difficulty, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. Fair value is generally calculated based on the value of the underlying collateral less an appraisal discount and the estimated cost to sell.
Loan modifications
In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (ASU 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminated the accounting guidance for TDRs by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The Company adopted ASU 2022-02 effective January 1, 2023 and the impact was immaterial.

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
Leases
The Company recognizes and measures it leases in accordance with ASC 842, "Leases". The Company leases real estate for its branch and headquarter offices under various operating lease agreements. The Company determines if an arrangement is a lease, or contains a lease, at inception of a contract and when the terms of an existing contract are changed. The Company recognizes a lease liability and right-of-use-asset (ROUA) at the commencement date of the lease. The lease liability is initially and subsequently recognized based on the present value of its future lease payments. The discount rate is the implicit rate if it's readily determinable or otherwise the Company uses its incremental borrowing rate. The implicit rates of our leases are not readily determinable and accordingly, we use our incremental borrowing rate based on the information available at the commencement date for all leases. The ROUA is subsequently measured throughout the lease term at the amount of the remeasured lease liability (i.e., present value of the remaining lease payments), plus any unamortized initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of any lease incentives received, and any impairment recognized. Lease cost for lease payments is recognized on a straight-line basis over the lease term. The ROUA is included in premises and equipment, net and the lease liability is included in accrued expenses and other liabilities on the consolidated balance sheets.

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
In the ordinary course of business there is inherent uncertainty in quantifying the Company’s income tax positions. Income tax positions and recorded tax benefits assessed for all years are subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have determined the amount of the tax benefit to be recognized by estimating the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company has $1.0 million and $265 thousand of liabilities for uncertain tax positions at December 31, 2023 and 2022, respectively. Where applicable, associated interest and penalties have also been recognized. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.
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
Comprehensive Income
Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives accounted for as cash flow hedges. The Company’s total comprehensive income or loss for the years ended December 31, 2023 and 2022 is reported in the Consolidated Statements of Comprehensive Income.
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at either December 31, 2023 or December 31, 2022. The estimated fair value amounts have been measured as of the respective period-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.
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
The Company has one pay-fixed portfolio layer method fair value swap, designated as a hedging instrument, with a total notional amount of $150 million. The Company designated the fair value swap under the portfolio layer method. Under this method, the hedged item is designated as a hedged layer of a closed portfolio of financial loans that is anticipated to remain outstanding for the designated hedged period. Adjustments will be made to record the swap at fair value on the Consolidated Balance Sheets, with changes in fair value recognized in interest income. The carrying value of the fair value swap on the

Consolidated Balance Sheets will also be adjusted through interest income, based on changes in fair value attributable to changes in the hedged risk.
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
Recently issued accounting pronouncements not yet adopted
ASU No. 2023-09—Income Taxes (Topic 740): "Improvements to Income Tax Disclosures": The amendments in this update provide more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. The Company believes this ASU will not have a material impact on existing disclosures and will continue to monitor for SEC action, and plan accordingly for adoption.
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
ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326 "CECL"): “Measurement of Credit Losses on Financial Instruments.” This ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward looking “expected loss” model that will replace today’s “incurred loss” model and can result in the earlier recognition of credit losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. On November 15, 2019, the FASB issued ASU No. 2019-10, which officially delayed the adoption of this standard for smaller reporting companies (as defined by the SEC) until fiscal years beginning after December 15, 2022. In accordance with ASU No. 2019-10, on January 1, 2023, the Company adopted Topic 326. Upon adoption of CECL, the Company recorded a one-time cumulative effect, pre-tax adjustment of $5.1 million to the allowance for credit loss - loans and a corresponding net of tax adjustment to beginning retained earnings. The Company also recorded a one-time cumulative effect, pre-tax adjustment of $1.3 million to the allowance for credit losses - unfunded commitments (which is reflected in Accrued expenses and other liabilities on the Consolidated Balance Sheets) and a corresponding net of tax adjustment to beginning retained earnings. These impacts are reflected in the Company's first quarter 2023 financial statements. The future impact of CECL on the Company’s allowance for credit losses and provision (credit) for credit losses subsequent to the initial adoption will depend on refinements to key assumptions including forecasting and qualitative factors, as well as changes in the loan portfolio and economic conditions. In addition, the Company also evaluated its Held to maturity investment securities and Available for sale investment securities. The Held to maturity investment securities were related to housing authority bonds in the towns of New Canaan and Stamford, CT. The Company determined these housing authority bonds had remote risk of loss based on the historical performance of housing authority bonds and the strong credit ratings of both the towns of New Canaan and Stamford, CT. The available for sale securities consisted of government backed U.S. Treasuries, Mortgage-Backed Securities, and Corporate Securities. The U.S. Treasuries and Mortgage-Backed Securities were guaranteed by the U.S. Government and had minimal risk of loss. The Corporate Securities had minimal default risk. As such, management concluded that no allowance for expected credit losses was required for the Held to maturity investment securities or the Available for sale investment securities upon adoption of the standard on January 1, 2023.
The impact of the CECL adoption on January 1, 2023 was as follows:

(in thousands)	Change in Consolidated Statement of Conditions	Tax Effected	Change to Retained Earnings from Adoption of CECL
Total ACL- Loans	$5,079	$1,167	$3,912
Total ACL-Unfunded Commitments	1,273	292	981
Total impact of CECL adoption	$6,352	$1,459	$4,893

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
ASU No. 2022-06, Reference Rate Reform (Topic 848) ASU No. 2022-06, Reference Rate Reform (Topic 848): “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The objective of the guidance in Topic 848 is to provide temporary relief during the transition period. The Board included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (LIBOR) would cease being published. At the time that Update 2020-04 was issued, the UK Financial Conduct Authority (FCA) had established its intent that it would no longer be necessary to persuade, or compel, banks to submit to LIBOR after December 31, 2021. As a result, the sunset provision was set for December 31, 2022 (12 months after the expected cessation date of all currencies and tenors of LIBOR). In March 2021, the FCA announced that the intended cessation date of the overnight 1, 3, 6, and 12 month tenors of USD LIBOR would be June 30, 2023, which was beyond the original sunset date of Topic 848. As the original relief in Topic 848 may not cover a period of time during which a significant number of modifications may take place, the amendments in this Update deferred the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company has adopted ASU No. 2017-04 as of March 31, 2023 and it had no impact to the Company's financial statements.

2.    Shareholders’ Equity
Common Stock
The Company has 10,000,000 shares authorized and 7,882,616 shares issued and outstanding at December 31, 2023 and 10,000,000 shares authorized and 7,730,699 shares issued and outstanding at December 31, 2022. The Company's stock is traded on the Nasdaq stock market under the ticker symbol BWFG.
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
Issuer Purchases of Equity Securities
On December 19, 2018, the Company's Board of Directors authorized a share repurchase program of up to 400,000 shares of the Company's Common Stock. On October 27, 2021, the Company's Board of Directors authorized the repurchase of an additional 200,000 shares under its existing share repurchase program. The Company intends to accomplish the share repurchases through open market transactions, though the Company could accomplish repurchases through other means, such as privately negotiated transactions. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The share repurchase plan does not obligate the Company to acquire any particular amount of Common Stock, and it may be modified or suspended at any time at the Company's discretion. During the year ended December 31, 2023, the Company did not have any purchases of shares of its Common Stock. During the year ended December 31, 2022, the Company purchased 166,375 shares of its Common Stock at a weighted average price of $33.30 per share.

3. Goodwill and Other Intangible Assets
Information on goodwill for the years ended December 31, 2023 and 2022 is as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
	(In thousands)
Balance, beginning of the period	$2,589	$2,589
Impairment	—	—
Balance, end of the period	$2,589	$2,589
The Company tests for goodwill impairment annually as of June 30th. No impairment was required to be recorded on goodwill in 2023 or 2022.

4. Investment Securities
The amortized cost, gross unrealized gains and losses and fair values of available for sale and held to maturity securities segregated by contractual maturity at December 31, 2023 were as follows:

	December 31, 2023
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Less than one year	$9,836	$—	$(52)	$9,784
Due from one through five years	55,288	123	(2,680)	52,731
Due from five through ten years	27,229	—	(1,630)	25,599
Due after ten years	7,923	—	(811)	7,112
Total U.S. Government and agency obligations	100,276	123	(5,173)	95,226

Corporate bonds
Due from five through ten years	15,500	—	(2,028)	13,472
Due after ten years	1,500	—	(462)	1,038
Total Corporate bonds	17,000	—	(2,490)	14,510

Total available for sale securities	$117,276	$123	$(7,663)	$109,736

Held to maturity securities:
State agency and municipal obligations
Due after ten years	$15,785	$716	$(631)	$15,870

Government-sponsored mortgage backed securities
No contractual maturity	32	1	—	33
Total held to maturity securities	$15,817	$717	$(631)	$15,903

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
There were no sales of investment securities during the years ended December 31, 2023 or December 31, 2022.
At December 31, 2023 and December 31, 2022, none of the Company's securities were pledged as collateral with the Federal Home Loan Bank ("FHLB") or any other institution.
As of December 31, 2023, the actual duration of the Company's available for sale securities were significantly shorter than the notional maturities.
At December 31, 2023, the Company held marketable equity securities with a fair value of $2.1 million and an amortized cost of $2.2 million. At December 31, 2022, the Company held marketable equity securities with a fair value of $2.0 million and an amortized cost of $2.1 million. These securities represent an investment in mutual funds that have a primary objective to make investments for CRA purposes.
There were thirty-four investment securities as of December 31, 2023, in which the fair value of the security was less than the amortized cost of the security. There were thirty-six such investment securities as of December 31, 2022.

The following table provides information regarding investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2023 and 2022:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)
December 31, 2023
U.S. Government and agency obligations	$—	$—	—%	$85,243	$(5,173)	5.72%	$85,243	$(5,173)	5.72%
Corporate bonds	—	—	—%	14,510	(2,490)	14.65%	14,510	(2,490)	14.65%
State agency and municipal obligations	—	—	—%	4,076	(631)	13.41%	4,076	(631)	13.41%
Total investment securities	$—	$—	—%	$103,829	$(8,294)	7.40%	$103,829	$(8,294)	7.40%
December 31, 2022
U.S. Government and agency obligations	$55,443	$(3,027)	3.17%	$32,982	$(3,900)	4.09%	$88,425	$(6,927)	7.26%
Corporate bonds	8,838	(1,162)	6.84%	6,400	(600)	3.50%	15,238	(1,762)	10.34%
State agency and municipal obligations	6,388	(85)	0.77%	3,807	(779)	7.05%	10,195	(864)	7.82%
Total investment securities	$70,669	$(4,274)	3.46%	$43,189	$(5,279)	4.28%	$113,858	$(9,553)	7.74%
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
The Company has the intent and ability to retain its investment securities in an unrealized loss position at December 31, 2023 until the decline in value has recovered or the security has matured.

5.    Loans Receivable and ACL-Loans
The following table sets forth a summary of the loan portfolio at December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
	(In thousands)
Real estate loans:
Residential	$50,931	$60,588
Commercial	1,947,648	1,921,252
Construction	183,414	155,198
	2,181,993	2,137,038
Commercial business	500,569	520,447
Consumer	36,045	17,963
Total loans	2,718,607	2,675,448
ACL-Loans	(27,946)	(22,431)
Deferred loan origination fees, net	(5,360)	(6,633)
Loans receivable, net	$2,685,301	$2,646,384
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

Credit Quality of Loans and the Allowance for Credit Losses-Loans (ACL-Loans)
Management segregates the loan portfolio into defined segments, which are used to develop and document a systematic method for determining the Company's ACL-Loans. The portfolio segments are segregated based on loan types and the underlying risk factors present in each loan type. Such risk factors are periodically reviewed by management and revised as deemed appropriate.
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
Consumer:   This portfolio segment includes loans to finance insurance premiums secured by the cash surrender value of life insurance and marketable securities, overdraft lines of credit, and unsecured personal loans to high net worth individuals.
ACL-Loans
The following tables set forth the activity in the Company’s ACL-Loans for the years ended December 31, 2023 and December 31, 2022, by portfolio segment:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
For the Year Ended December 31, 2023
Balance As of December 31, 2022	$163	$15,597	$311	$6,214	$146	$22,431
Day 1 effect of CECL	80	4,987	611	(1,125)	526	5,079
Balance as of January 1, 2023 as adjusted for changes in accounting principle	243	20,584	922	5,089	672	27,510
Charge-offs	—	(824)	—	(440)	(83)	(1,347)
Recoveries	—	—	—	531	39	570
(Credits) provisions	(94)	1,190	777	(618)	(42)	1,213
Ending balance	$149	$20,950	$1,699	$4,562	$586	$27,946

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
For the Year Ended December 31, 2022
Beginning balance	$504	$12,751	$4	$3,590	$53	$16,902
Charge-offs	—	—	—	—	(22)	(22)
Recoveries	—	76	—	34	4	114
(Credits) provisions	(341)	2,770	307	2,590	111	5,437
Ending balance	$163	$15,597	$311	$6,214	$146	$22,431

We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purpose of the tables below. The following tables present loans by origination and risk designation as of December 31, 2023 and December 31, 2022 (dollars in thousands):

Term Loans
Amortized Cost Balances by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Residential Real Estate Loans
Pass	$—	$—	$—	$—	$—	$47,314	$47,314
Special Mention	—	—	—	—	—	140	140
Substandard	—	—	—	—	—	3,728	3,728
Doubtful	—	—	—	—	—	—	—
Total Residential Real Estate Loans	$—	$—	$—	$—	$—	$51,182	$51,182
Residential Real Estate charge-off
Current period net charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate Loans
Pass	$95,881	$755,352	$310,811	$113,554	$133,996	$429,695	$1,839,289
Special Mention	12,333	35,136	13,203	—	2,035	114	62,821
Substandard	18,525	—	19,039	—	—	8,121	45,685
Doubtful	—	—	—	—	—	4,272	4,272
Total Commercial Real Estate Loans	$126,739	$790,488	$343,053	$113,554	$136,031	$442,202	$1,952,067
Commercial Real Estate charge-off
Current period net charge-offs	$—	$—	$213	$—	$—	$611	$824

Construction Loans
Pass	$39,627	$67,788	$41,156	$26,156	$—	$—	$174,727
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	9,362	9,362
Doubtful	—	—	—	—	—	—	—
Total Construction Loans	$39,627	$67,788	$41,156	$26,156	$—	$9,362	$184,089
Construction charge-off
Current period net charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Business Loans
Pass	$121,312	$234,997	$73,805	$9,291	$6,504	$32,293	$478,202
Special Mention	—	3,395	1,009	—	—	—	4,404
Substandard	892	8,934	7,910	—	—	2,092	19,828
Doubtful	—	—	—	—	—	103	103
Total Commercial Business Loans	$122,204	$247,326	$82,724	$9,291	$6,504	$34,488	$502,537
Commercial Business charge-off
Current period net charge-offs	$—	$—	$—	$—	$440	$—	$440

Consumer Loans
Pass	$10,126	$25,406	$—	$—	$—	$37	$35,569
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Consumer Loans	$10,126	$25,406	$—	$—	$—	$37	$35,569
Consumer charge-off
Current period net charge-offs	$83	$—	$—	$—	$—	$—	$83

Total Loans
Pass	$266,946	$1,083,543	$425,772	$149,001	$140,500	$509,339	$2,575,101
Special Mention	12,333	38,531	14,212	—	2,035	254	67,365
Substandard	19,417	8,934	26,949	—	—	23,303	78,603
Doubtful	—	—	—	—	—	4,375	4,375
Total Loans	$298,696	$1,131,008	$466,933	$149,001	$142,535	$537,271	$2,725,444
Total charge-off
Current period net charge-offs	$83	$—	$213	$—	$440	$611	$1,347

Term Loans
Amortized Cost Balances by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Residential Real Estate Loans
Pass	$—	$—	$—	$—	$145	$56,670	$56,815
Special Mention	—	—	—	—	—	147	147
Substandard	—	—	—	—	40	3,819	3,859
Doubtful	—	—	—	—	—	—	—
Total Residential Real Estate Loans	$—	$—	$—	$—	$185	$60,636	$60,821
Residential Real Estate charge-off
Current period net charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate Loans
Pass	$793,594	$364,308	$102,569	$142,681	$80,424	$415,810	$1,899,386
Special Mention	—	—	—	—	—	471	471
Substandard	—	10,977	—	—	—	14,252	25,229
Doubtful	—	—	—	—	—	67	67
Total Commercial Real Estate Loans	$793,594	$375,285	$102,569	$142,681	$80,424	$430,600	$1,925,153
Commercial Real Estate charge-off
Current period net charge-offs	$(76)	$—	$—	$—	$—	$—	$(76)

Construction Loans
Pass	$85,559	$15,379	$36,766	$7,902	$—	$—	$145,606
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	9,362	9,362
Doubtful	—	—	—	—	—	—	—
Total Construction Loans	$85,559	$15,379	$36,766	$7,902	$—	$9,362	$154,968
Construction charge-off
Current period net charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Business Loans
Pass	$326,881	$122,914	$13,048	$12,752	$7,066	$36,009	$518,670
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	1,768	8	2,339	4,115
Doubtful	—	—	—	—	—	215	215
Total Commercial Business Loans	$326,881	$122,914	$13,048	$14,520	$7,074	$38,563	$523,000
Commercial Business charge-off
Current period net charge-offs	$(24)	$—	$—	$—	$—	$(11)	$(35)

Consumer Loans
Pass	$16,490	$—	$—	$—	$—	$45	$16,535
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Consumer Loans	$16,490	$—	$—	$—	$—	$45	$16,535
Consumer charge-off
Current period net charge-offs	$18	$—	$—	$—	$—	$1	$19

Total Loans
Pass	$1,222,524	$502,601	$152,383	$163,335	$87,635	$508,534	$2,637,012
Special Mention	—	—	—	—	—	618	618
Substandard	—	10,977	—	1,768	48	29,772	42,565
Doubtful	—	—	—	—	—	282	282
Total Loans	$1,222,524	$513,578	$152,383	$165,103	$87,683	$539,206	$2,680,477
Total charge-off
Current period net charge-offs	$(82)	$—	$—	$—	$—	$(10)	$(92)

Loans evaluated for credit loss and the related ACL-Loans as of December 31, 2023 and December 31, 2022 were as follows:

	Portfolio	ACL-Loans
	(In thousands)
December 31, 2023
Loans individually evaluated for credit loss:
Residential real estate	$3,711	$—
Commercial real estate	49,935	955
Construction	9,382	—
Commercial business	19,848	—
Consumer	22,129	—
Subtotal	105,005	955
Loans collectively evaluated for credit loss:
Residential real estate	$47,220	$149
Commercial real estate	1,897,713	19,995
Construction	174,032	1,699
Commercial business	480,721	4,562
Consumer	13,916	586
Subtotal	2,613,602	26,991
Total	$2,718,607	$27,946

	Portfolio	ACL-Loans
	(In thousands)
December 31, 2022
Loans individually evaluated for credit loss:
Residential real estate	$3,846	$—
Commercial real estate	25,292	754
Construction	9,382	—
Commercial business	4,310	147
Subtotal	42,830	901
Loans collectively evaluated for credit loss:
Residential real estate	$56,742	$163
Commercial real estate	1,895,960	14,843
Construction	145,816	311
Commercial business	516,137	6,067
Consumer	17,963	146
Subtotal	2,632,618	21,530
Total	$2,675,448	$22,431
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
The following tables present credit risk ratings by loan segment as of December 31, 2023 and December 31, 2022:

	Commercial Credit Quality Indicators
	December 31, 2023				December 31, 2022
	Commercial Real Estate	Construction	Commercial Business	Total	Commercial Real Estate	Construction	Commercial Business	Total
	(In thousands)
Pass	$1,835,136	$174,032	$476,358	$2,485,526	$1,895,492	$145,816	$516,136	$2,557,444
Special mention	62,577	—	4,362	66,939	468	—	—	468
Substandard	43,542	9,382	19,745	72,669	25,224	9,382	4,095	38,701
Doubtful	6,393	—	104	6,497	68	—	216	284
Loss	—	—	—	—	—	—	—	—
Total loans	$1,947,648	$183,414	$500,569	$2,631,631	$1,921,252	$155,198	$520,447	$2,596,897

	Residential and Consumer Credit Quality Indicators
	December 31, 2023			December 31, 2022
	Residential Real Estate	Consumer	Total	Residential Real Estate	Consumer	Total
	(In thousands)
Pass	$47,082	$36,045	$83,127	$56,597	$17,963	$74,560
Special mention	138	—	138	145	—	145
Substandard	3,711	—	3,711	3,846	—	3,846
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total loans	$50,931	$36,045	$86,976	$60,588	$17,963	$78,551
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

The following tables set forth certain information with respect to the Company's loan portfolio delinquencies by portfolio segment as of December 31, 2023 and December 31, 2022:

	December 31, 2023
	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$—	$1,220	$132	$1,352	$49,579	$50,931
Commercial real estate	195	282	1,851	2,328	1,945,320	1,947,648
Construction	—	—	9,382	9,382	174,032	183,414
Commercial business	6,568	1,648	—	8,216	492,353	500,569
Consumer	—	—	—	—	36,045	36,045
Total loans	$6,763	$3,150	$11,365	$21,278	$2,697,329	$2,718,607

	December 31, 2022
	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$1,969	$—	$171	$2,140	$58,448	$60,588
Commercial real estate	66	—	2,540	2,606	1,918,646	1,921,252
Construction	—	—	9,382	9,382	145,816	155,198
Commercial business	23	—	1,910	1,933	518,514	520,447
Consumer	—	—	—	—	17,963	17,963
Total loans	$2,058	$—	$14,003	$16,061	$2,659,387	$2,675,448
There were no loans delinquent greater than 90 days and still accruing interest as of December 31, 2023 or December 31, 2022.
Loans on Nonaccrual Status
The following is a summary of nonaccrual loans by portfolio segment as of December 31, 2023 and December 31, 2022:

	December 31,
	2023	2022
	(In thousands)
Residential real estate	$1,386	$2,152
Commercial real estate	23,009	2,781
Commercial business	15,430	2,126
Construction	9,382	9,382
Total	$49,207	$16,441
Interest income on loans that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the years ended December 31, 2023 and 2022 was $4.9 million and $0.8 million, respectively. There was no interest income recognized on these loans for the year ended December 31, 2023 and 2022, respectively.
At December 31, 2023 and December 31, 2022, there were no commitments to lend additional funds to borrowers on nonaccrual status. Nonaccrual loans with no specific reserve totaled $48.3 million and $14.7 million at December 31, 2023 and December 31, 2022, respectively.

Individually evaluated loans
An individually evaluated loan is generally one for which it is probable, based on current information, that the Company will not collect all the amounts due in accordance with the contractual terms of the loan. Individually evaluated loans are individually evaluated for credit losses.
Beginning in the third quarter of 2023, the Company individually evaluated all insurance premium loans within the Consumer portfolio segment, irrespective of credit risk ratings.
The following tables summarize individually evaluated loans by portfolio segment and the related average carrying amount and interest income recognized as of December 31, 2023 and December 31, 2022:

	As of and for the Year Ended December 31, 2023
	Carrying Amount	Unpaid Principal Balance	Associated ACL-Loans	Average Carrying Amount	Interest Income Recognized
	(In thousands)
Individually evaluated loans without a valuation allowance:
Residential real estate	$3,711	$4,022	$—	$3,781	$167
Commercial real estate	43,942	45,032	—	41,060	1,684
Construction	9,382	9,382	—	9,382	—
Commercial business	19,848	20,502	—	18,081	2,407
Consumer	22,129	22,129	—	20,132	1,144
Total individually evaluated loans without a valuation allowance	99,012	101,067	—	92,436	5,402
Individually evaluated loans with a valuation allowance:
Residential real estate	—	—	—	—	—
Commercial real estate	5,993	6,017	955	6,082	234
Commercial business	—	—	—	—	—
Total individually evaluated loans with a valuation allowance	5,993	6,017	955	6,082	234
Total individually evaluated loans	$105,005	$107,084	$955	$98,518	$5,636

	As of and for the Year Ended December 31, 2022
	Carrying Amount	Unpaid Principal Balance	Associated ACL-Loans	Average Carrying Amount	Interest Income Recognized
	(In thousands)
Individually evaluated loans without a valuation allowance:
Residential real estate	$3,846	$4,104	$—	$3,921	$64
Commercial real estate	2,782	3,108	—	2,929	—
Construction	9,382	9,382	—	9,293	—
Commercial business	2,551	2,793	—	2,684	96
Total individually evaluated loans without a valuation allowance	18,561	19,387	—	18,827	160
Individually evaluated loans with a valuation allowance:
Residential real estate	—	—	—	—	—
Commercial real estate	22,511	22,511	754	22,573	576
Commercial business	1,758	1,758	147	653	—
Total individually evaluated loans with a valuation allowance	24,269	24,269	901	23,226	576
Total individually evaluated loans	$42,830	$43,656	$901	$42,053	$736

Loan Modifications
A loan will be considered modified as defined by ASU 2022-02 when both of the following conditions are met: 1) the borrower is experiencing financial difficulties and 2) the modification constitutes a direct change in contractual cash flows for a significant period of time. Modified terms are dependent upon the financial position and needs of the individual borrower.

There were no new loan modifications reportable under ASU 2022-02 at December 31, 2023. Information on loan modifications prior to the adoption of ASU 2022-02 is presented in accordance with the applicable accounting standards in effect at that time. As of December 31, 2022, loan modifications totaled $22.2 million. The following table provides information on loans that were modified during the periods presented:

			Outstanding Recorded Investment
	Number of Loans		Pre-Modification		Post-Modification
	2023	2022	2023	2022	2023	2022
	(Dollars in thousands)
Years ended December 31,
Commercial real estate	—	1	$—	$703	$—	$703
Residential real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Total	—	1	$—	$703	$—	$703
At December 31, 2023 there were no nonaccrual modified loans. At December 31, 2022, there were seven nonaccrual modified loans which totaled $2.5 million.
There were no loans modified that re-defaulted during the years ended December 31, 2023 or December 31, 2022.
The following table provides information on how loans were modified for the years ended December 31, 2023 and December 31, 2022.

	December 31,
	2023	2022
	(In thousands)
Rate concession	$—	$—
Maturity, rate and payment concession	—	—
Payment concession	—	703
Total	$—	$703

Allowance for Credit Losses (ACL)-Unfunded Commitments

As part of the adoption of CECL, the Company has recorded ACL-Unfunded Commitments in Accrued expenses and other liabilities. The provision is recorded within the Provision for credit losses on the Company’s Consolidated Statements of Income. The following table presents a rollforward of the ACL-Unfunded Commitments for the years ended December 31, 2023 and December 31, 2022:

	December 31,
	2023	2022

Balance at Beginning of period	$80	$170
Reversal of prior unfunded reserve	(80)	—
Day 1 effect of CECL	1,273	—
(Credit) for credit losses (unfunded commitments)[1]	(347)	(90)
Balance at end of period	$926	$80
(1) In 2022, unfunded commitments was recorded as "Other" in noninterest expense.

Components of Provision for Credit Losses

The following table summarizes the Provision for credit losses for the years ended December 31, 2023 and December 31, 2022:

	December 31,
	2023	2022

Provision for credit losses (loans)	$1,213	$5,437
(Credit) for credit losses (unfunded commitments)[1]	(347)	—
Provision for credit losses	$866	$5,437

(1) In 2022, unfunded commitments was recorded as "Other" in noninterest expense.

6. Premises and Equipment
At December 31, 2023 and December 31, 2022, premises and equipment consisted of the following:

	December 31,
	2023	2022
	(In thousands)
Land	$850	$850
Building	5,057	4,609
Right-of-use asset	12,685	12,832
Leasehold improvements	6,543	6,935
Furniture and fixtures	2,935	2,837
Equipment and software	7,317	6,590
Premises and equipment, gross	35,387	34,653
Accumulated depreciation and amortization	(8,369)	(7,454)
Premises and equipment, net	$27,018	$27,199
For the years ended December 31, 2023 and December 31, 2022, depreciation and amortization expense related to premises and equipment totaled $2.1 million and $3.4 million, respectively. For the years ended December 31, 2023 and December 31, 2022, depreciation and amortization expense includes amortization of the right-of-use-asset, totaling $1.5 million and $1.5 million, respectively.

7.    Leases
As of December 31, 2023, the Company leases real estate for eight branch locations and headquarter office under various operating lease agreements. The branch leases have maturities ranging from 2028 to 2033, some of which include options to extend the lease term. The Company is not reasonably certain to exercise these renewal options, and as a result, these optional periods are not included in determining the lease term. The weighted average remaining life of the lease term for these leases was 6.2 years as of December 31, 2023.

The Company utilized a weighted average discount rate of 5.3% in determining the lease liability for its branch locations and a discount rate of 4.5% for its headquarter office.

The total fixed operating lease costs were $2.3 million and $2.5 million for the years ended December 31, 2023 and December 31, 2022, respectively. The total variable operating lease costs were $0.2 million and $0.1 million for the years ended December 31, 2023 and December 31, 2022, respectively. The right-of-use-asset, included in premises and equipment, net was $12.7 million as of December 31, 2023 and the corresponding lease liability, included in accrued expenses and other liabilities was $13.7 million as of December 31, 2023.

Future minimum lease payments as of December 31, 2023 are as follows:

December 31, 2023
(In thousands)
2024	$2,336
2025	2,339
2026	2,293
2027	2,303
2028	2,144
Thereafter	4,985
Total	$16,400

A reconciliation of the undiscounted cash flows in the maturity table above and the lease liability recognized in the consolidated balance sheet as of December 31, 2023, is shown below:

December 31, 2023
(In thousands)
Undiscounted cash flows	$16,400
Discount effect of cash flows	(2,748)
Lease liability	$13,652

8.    Other Assets
The components of other assets as of December 31, 2023 and December 31, 2022 are summarized below:

	December 31, 2023	December 31, 2022
	(In thousands)
Deferred compensation	$2,810	$2,479
Servicing assets, net of valuation allowance	869	746
Derivative assets	8,819	12,499
Other	9,919	7,289
Total other assets	$22,417	$23,013
Deferred Compensation
The Company has a non-qualified deferred compensation plan for the Board of Directors that allows for the deferral of fees earned related to services rendered for the Company. The deferred compensation balance increased $0.3 million for the year ended December 31, 2023 compared to the year ended December 31, 2022.
Loan Servicing
The Bank sells loans in the secondary market and retains the right to service many of these loans. The Bank earns fees for the servicing provided. Loans serviced for others are not included in the accompanying consolidated balance sheets. The balance of loans serviced for others was $187.0 million and $147.5 million at December 31, 2023 and December 31, 2022, respectively. The risks inherent in servicing assets relate primarily to changes in the timing of prepayments that result from shifts in interest rates. The significant assumptions used in the valuation at December 31, 2023 for servicing assets included a discount rate of 10% and prepayment speed assumptions ranging from 3% to 17%. The significant assumptions used in the valuation at December 31, 2022 for servicing assets included a discount rate of 10% and prepayment speed assumptions ranging from 3% to 17%.
The carrying value of loan servicing rights was $0.9 million and $0.7 million as of December 31, 2023 and December 31, 2022, respectively.

The following table presents the changes in carrying value for loan servicing assets net of allowances:

	December 31, 2023	December 31, 2022
	(In thousands)
Loan servicing rights:
Balance at beginning of year	$746	$818
Servicing rights capitalized	464	444
Servicing rights amortized or disposed	(399)	(378)
Change in valuation allowance	58	(138)
Balance at end of year	$869	$746
Included in accrued expenses and other liabilities as of December 31, 2023 and December 31, 2022, respectively, are $4 thousand and $23 thousand for loan servicing liabilities related to loans serviced for others for which the Company does not receive a servicing fee.
Assets held for sale
For the years ended December 31, 2023 and 2022, the Bank did not have any assets held for sale. Assets held for sale are included in other assets on the consolidated balance sheets.

9.    Deposits
At December 31, 2023 and December 31, 2022, deposits consisted of the following:

	December 31,
	2023	2022
	(In thousands)
Noninterest bearing demand deposit accounts	$346,172	$404,559
Interest bearing accounts:
NOW	90,829	104,057
Money market	887,352	913,868
Savings	97,331	151,944
Time certificates of deposit	1,315,073	1,226,390
Total interest bearing accounts	2,390,585	2,396,259
Total deposits	$2,736,757	$2,800,818
Maturities of time certificates of deposit as of December 31, 2023 and December 31, 2022 are summarized below:

	December 31,
	2023	2022
	(In thousands)
2023	$—	$1,084,321
2024	979,807	135,965
2025	318,961	5,927
2026	24	109
2027	68	68
2028 and thereafter	16,213	—
Total	$1,315,073	$1,226,390
The aggregate amount of individual certificate accounts, with balances of $250,000 or more, were approximately $151.6 million and $74.6 million at December 31, 2023 and December 31, 2022, respectively.
Brokered certificate of deposits totaled $860.5 million and $976.5 million at December 31, 2023 and December 31, 2022, respectively. Brokered money market accounts totaled $91.4 million and $41.8 million at December 31, 2023 and 2022, respectively. There were no certificates of deposits from national listing services, one-way buy CDARS or on-way buy ICS at

December 31, 2023 or December 31, 2022. Brokered deposits are comprised of Brokered CDs, brokered money market accounts, one-way buy CDARS, and one-way buy ICS.
The following table summarizes interest expense by account type for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
	(In thousands)
NOW	$170	$203
Money market	32,901	8,830
Savings	3,163	1,259
Time certificates of deposit	50,672	9,072
Total interest expense on deposits	$86,906	$19,364

10.    Federal Home Loan Bank Advances and Other Borrowings
The following is a summary of FHLB advances with maturity dates and weighted average rates at December 31, 2023 and December 31, 2022:

	December 31,
	December 31, 2023		December 31, 2022
	Amount Due	Weighted Average Rate(1)	Amount Due	Weighted Average Rate(1)
	(Dollars in thousands)
Year of Maturity:
2023	$—	—%	$90,000	2.29%
2024	90,000	3.24	—	—
Total advances	$90,000	3.24%	$90,000	2.29%
(1) $50 million of the Company's FHLB borrowings are subject to longer term interest rate swap agreements and the weighted average rate reflects the "all-in" swap rate under these agreements, see Note 18.
Interest expense on FHLB advances totaled $3.0 million and $1.7 million for the years ended December 31, 2023 and December 31, 2022, respectively.
The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At December 31, 2023, the Company had pledged eligible loans with a book value of $927.1 million as collateral to support borrowing capacity at the FHLB of Boston. As of December 31, 2023, the Company has immediate availability to borrow an additional $344.4 million based on qualified collateral.
At December 31, 2023, the Bank had a secured borrowing line with the Federal Reserve Bank of New York ("FRBNY"), a letter of credit with the FHLB, and unsecured lines of credit with Zions Bank, Pacific Coast Bankers Bank ("PCBB"), and Atlantic Community Bankers Bank ("ACBB"). The total borrowing line, letter, or line of credit and the amount outstanding at December 31, 2023 are summarized below:

	December 31, 2023
	Total Letter or Line of Credit	Total Outstanding
	(In thousands)
FRBNY	$824,251	$—
FHLB	573,350	228,925
Zions Bank	45,000	—
PCBB	38,000	—
ACBB	12,000	—
Total	$1,492,601	$228,925

Federal Home Loan Bank Stock
As a member of the FHLB, the Bank is required to maintain investments in their capital stock. The Bank owned 56,957 shares and 52,158 shares at December 31, 2023 and December 31, 2022, respectively. There is no ready market or quoted market values for the stock and as such is classified as restricted stock. The shares have a par value of $100 and are carried on the consolidated balance sheets at cost, and evaluated for impairment, as the stock is only redeemable at par subject to the redemption practices of the FHLB.
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

Management evaluated the stock and concluded that the stock was not impaired as of December 31, 2023 or December 31, 2022.

11.    Subordinated Debentures
On October 14, 2021, the Company completed a private placement of a $35.0 million fixed-to-floating rate subordinated note (the “2021 Note”) to an institutional accredited investor. The Company used the net proceeds to repay the outstanding balance of subordinated debt issued in 2015 and for general corporate purposes.
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

The Company incurred certain costs associated with the issuance of its subordinated debt. The Company capitalized these costs and they have been presented within subordinated debentures on the consolidated balance sheets. At December 31, 2023 and 2022, unamortized debt issuance costs were $0.8 million and $1.0 million, respectively. Debt issuance costs amortize over the expected life of the related debt. For the years ended December 31, 2023 and 2022 the amortization expense for debt issuance costs were $0.2 million and $0.2 million, respectively, and were recognized as an increase to interest expense on borrowings within the consolidated statements of income.
The Company recognized $3.2 million and $1.9 million in interest expense related to its subordinated debt for the years ended December 31, 2023 and 2022, respectively.

12.    Commitments and Contingencies
Leases
As of December 31, 2023, the Company leases real estate for eight branch locations and headquarter office under various operating lease agreements. The branch leases have maturities ranging from 2028 to 2033, some of which include options to extend the lease term. Reference Note 7 for further detail.

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
Financial instruments whose contract amounts represented credit risk at December 31, 2023 and December 31, 2022 were as follows:

	December 31,
	2023	2022
	(In thousands)
Commitments to extend credit:
Loan commitments	$236,878	$376,512
Undisbursed construction loans	93,653	180,768
Unused home equity lines of credit	2,952	3,684
	$333,483	$560,964
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
These commitments subject the Company to potential exposure in excess of amounts recorded in the financial statements, and therefore, management maintains a specific reserve for unfunded credit commitments. This reserve is reported as a component of accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. The reserve for unfunded commitments totaled $926 thousand at December 31, 2023 and $80 thousand at December 31, 2022.
As of December 31, 2023, the Bank had a remaining capital commitment of $3.7 million to three Small Business Investment Companies ("SBIC") and a remaining capital commitment of $1.6 million in a private equity investment company. Contributions to these funds represent an equity investment for the Company.

13.    Income Taxes
The components of income tax expense for the years ended December 31, 2023 and December 31, 2022 consisted of:

	December 31,
	2023	2022
	(In thousands)
Current provision:
Federal	$9,201	$10,909
State	2,370	1,609
Total current	11,571	12,518
Deferred (credit) provision:
Federal	199	(1,644)
State	(390)	(320)
Total deferred	(191)	(1,964)
Total income tax expense	$11,380	$10,554
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
A reconciliation of the anticipated income tax expense, computed by applying the statutory federal income tax rate of 21% for the years ended December 31, 2023 and December 31, 2022 to the income before income taxes, to the amount reported in the consolidated statements of income for the years ended December 31, 2023 and December 31, 2022 was as follows:

	December 31,
	2023	2022
	(In thousands)
Income tax expense at statutory federal rate	$10,089	$10,077
State tax expense	1,980	1,241
Income exempt from tax	(236)	(368)
Stock compensation	(57)	(116)
Deferred director fees	—	(84)
Other items, net	(396)	(196)
Income tax expense	$11,380	$10,554

At December 31, 2023 and December 31, 2022, the components of deferred tax assets and liabilities were as follows:

	December 31,
	2023	2022
	(In thousands)
Deferred tax assets:
ACL-Loans	$6,837	$5,158
Net operating loss carryforwards	333	370
Deferred fees	2,529	3,165
Deferred director fees	434	380
Start-up costs	—	14
Unrealized loss on available for sale securities	1,732	1,941
Lease liabilities	3,233	3,138
Other	1,363	1,186
Gross deferred tax assets	16,461	15,352
Deferred tax liabilities:
Deferred expenses	1,260	1,645
Servicing rights	205	49
Depreciation	1,373	1,400
Unrealized gain on derivatives	1,236	1,896
Right-of-use-assets	3,004	2,940
Gross deferred tax liabilities	7,078	7,930
Net deferred tax asset	$9,383	$7,422
A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. Management evaluated its remaining deferred tax assets and believes no valuation allowances were needed at December 31, 2023 or December 31, 2022.
At December 31, 2023, the Company had federal net operating loss carryovers of $1.6 million. The carryovers were transferred to the Company upon the merger with The Wilton Bank. The losses will expire after 2032 and are subject to certain annual limitations which amount to $176 thousand per annum.
As a result of management's analysis of the Company's tax position, a reserve has been established for uncertain tax positions in conjunction with the Company's out of state lending activity. The total reserve for uncertain tax positions totaled $1.0 million as of December 31, 2023. The tax years 2020 and subsequent are subject to examination by federal and state taxing authorities. The statute of limitations has expired on the years before 2020. No examinations are currently in process.
The following table reflects a reconciliation of the beginning and ending balances of the Company’s uncertain tax positions:

	At December 31,
	2023	2022
	(In thousands)
Balance, beginning of year	$500	$265
Net additions (reductions) relating to potential liability with taxing authorities	545	235
Balance, end of year	$1,045	$500

14.    401(K) Profit Sharing Plan
The Company’s employees are eligible to participate in The Bankwell Financial Group, Inc. and its Subsidiaries and Affiliates 401(k) Plan (the “401k Plan”). The 401k Plan covers substantially all employees who are at least 21 years of age. Under the terms of the 401k Plan, participants can contribute up to a certain percentage of their compensation, subject to federal limitations. The Company matches eligible contributions and may make discretionary matching and/or profit sharing contributions. Participants are immediately vested in their contributions and become fully vested in the Company’s contributions after completing five years of service. The Company expensed $287 thousand and $311 thousand related to the 401k Plan during the years ended December 31, 2023 and December 31, 2022, respectively.

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
The following is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	For the Years Ended December 31,
	2023	2022
	(In thousands, except per share data)
Net income	$36,663	$37,429
Dividends to participating securities(1)	(164)	(133)
Undistributed earnings allocated to participating securities(1)	(794)	(680)
Net income for earnings per share calculation	$35,705	$36,616
Weighted average shares outstanding, basic	7,588	7,563
Effect of dilutive equity-based awards(2)	60	77
Weighted average shares outstanding, diluted	7,648	7,640
Net earnings per common share:
Basic earnings per common share	$4.71	$4.84
Diluted earnings per common share	$4.67	$4.79
(1)    Represents dividends paid and undistributed earnings allocated to unvested stock-based awards that contain non-forfeitable rights to dividends.
(2)    Represents the effect of the assumed exercise of stock options and warrants and the vesting of restricted shares, as applicable, utilizing the treasury stock method.

16.    Stock Based Compensation
Equity award plans
The Company has unvested restricted stock outstanding under two equity award plans, which are collectively referred to as the “Stock Plans.” Any future issuances of equity awards will be made under the 2022 Bankwell Financial Group, Inc. Stock Plan, or the “2022 Plan,” as amended from time-to-time. All equity awards made under the 2022 Plan and prior equity award plans are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form restricted stock. At December 31, 2023, there were 308,076 shares reserved for future issuance under the 2022 Plan.

Restricted stock:   Restricted stock provides grantees with rights to shares of common stock upon completion of a service period and, with respect to a portion of some grants, achievement of certain performance metrics. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.
The following table presents the activity for restricted stock for the year ended December 31, 2023:

	December 31, 2023
	Number of Shares		Weighted Average Grant Date Fair Value
Unvested at beginning of period	214,000	(1)	$27.96
Granted	158,675	(2)	$29.95
Vested	(102,909)	(3)	$29.43
Forfeited	(15,438)	(4)	$24.62
Unvested at end of period	254,328
(1)    Includes 34,369 shares of performance based restricted stock.
(2)    Includes 33,106 shares of performance based restricted stock.
(3)    Includes 28,774 shares of performance based restricted stock.
(4)    Includes 5,586 shares of performance based restricted stock.

The total fair value of restricted stock awards vested during the year ended December 31, 2023 was $3.0 million.
The Company’s restricted stock expense for the years ended December 31, 2023 and December 31, 2022 was $3.1 million and $2.4 million, respectively. At December 31, 2023, there was $4.9 million of unrecognized stock compensation expense for restricted stock, expected to be recognized over a weighted average period of 1.6 years.
Performance based restricted stock:    The Company has 33,115 shares of performance based restricted stock outstanding as of December 31, 2023 pursuant to the Company’s Stock Plans. The awards vest over a three year service period, provided certain performance metrics are met. The share quantity that ultimately vests can range between 0% and 200%, which is dependent on the degree to which the performance metrics are met. The Company records an expense over the vesting period based on (a) the probability that the performance metric will be met and (b) the fair market value of the Company’s stock at the date of the grant.

17.    Comprehensive Income
Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives. The Company's derivative instruments are utilized to manage economic risks, including interest rate risk. Changes in fair value of the Company's derivatives are primarily driven by changes in interest rates and recognized in other comprehensive income. The Company's current derivative positions will cause a decrease to other comprehensive income in a falling interest rate environment and an increase in a rising interest rate environment. The Company’s total comprehensive income or loss for the years ended December 31, 2023 and December 31, 2022 is reported in the Consolidated Statements of Comprehensive Income.
The following tables present the changes in accumulated other comprehensive (loss) income by component, net of tax for the years ended December 31, 2023 and December 31, 2022:

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2022	$(6,750)	$6,561	$(189)
Other comprehensive income (loss) before reclassifications, net of tax	940	1,205	2,145
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(3,620)	(3,620)
Net other comprehensive income (loss)	940	(2,415)	(1,475)
Balance at December 31, 2023	$(5,810)	$4,146	$(1,664)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2021	$1,651	$(10,212)	$(8,561)
Other comprehensive (loss) income before reclassifications, net of tax	(8,401)	16,607	8,206
Amounts reclassified from accumulated other comprehensive income, net of tax	—	166	166
Net other comprehensive (loss) income	(8,401)	16,773	8,372
Balance at December 31, 2022	$(6,750)	$6,561	$(189)
The following table provides information for the items reclassified from accumulated other comprehensive income or loss:

Accumulated Other Comprehensive Income (Loss) Components	For the Years Ended December 31,		Associated Line Item in the Consolidated Statements Of Income
	2023	2022
	(In thousands)
Derivatives:
Unrealized gains (losses) on derivatives	$4,596	$(215)	Interest expense on borrowings
Tax benefit	(976)	49	Income tax expense
Net of tax	$3,620	$(166)

18.    Derivative Instruments
The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, and duration of its funding along with the use of interest rate derivative financial instruments, namely interest rate swaps. The Company does not use derivatives for speculative purposes. As of December 31, 2023, the Company was a party to five cash flow swaps, designated as hedging instruments, to add stability to interest expense and to manage its exposure to the variability of the future cash flows attributable to the contractually specified interest rates. The notional amount for each swap is $25 million and in each case, the Company has entered into pay-fixed cash flow swaps to convert rolling 90-day FHLB advances or brokered deposits. Cash flow swaps with a positive fair value are recorded as other assets and cash flow swaps with a negative fair value are recorded as other liabilities on the Consolidated Balance Sheets.

The Company terminated two cash flow swaps with a total notional amount of $50 million during the year ended December 31, 2022. The underlying debt associated with the terminated swaps was kept in place. The fair value of the terminated swaps totaled $141.1 thousand as of December 31, 2023. The fair value of the terminated swaps will be reclassified from other comprehensive income to interest expense on a straight-line basis over the original term of the hedging relationship.

The Company entered into one pay-fixed portfolio layer method fair value swap, designated as a hedging instrument, with a total notional amount of $150 million in the first quarter of 2023. The Company designated the fair value swap under the portfolio layer method. Under this method, the hedged item is designated as a hedged layer of a closed portfolio of financial loans that is anticipated to remain outstanding for the designated hedged period. Adjustments will be made to record the swap at fair value on the Consolidated Balance Sheets, with changes in fair value recognized in interest income. The carrying value of the fair value swap on the Consolidated Balance Sheets will also be adjusted through interest income, based on changes in fair value attributable to changes in the hedged risk.

The following table represents the carrying value of the portfolio layer method hedged asset and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
	Carrying Value of Hedged Asset		Hedged Items
	(In thousands)
Fixed Rate Asset (1)	$150,915	$—	$915	$—

(1) These amounts include the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. As of December 31, 2023, the amortized cost basis of the closed portfolio used in this hedging relationship was $611.5 million, the cumulative basis adjustments associated with this hedging relationships was $1.1 million , and the amount of the designated hedged item was $150.0 million.

As of December 31, 2023, the Company has interest rate swaps not designated as hedging instruments, to minimize interest rate risk exposure with loans to clients.
The Company accounts for all non-borrower related interest rate swaps as effective cash flow hedges or fair value swaps. None of the interest rate swap agreements contain any credit risk related contingent features. A hedging instrument is expected at inception to be highly effective at offsetting changes in the hedged transactions attributable to the changes in the hedged risk.
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
Information about derivative instruments for the years ended December 31, 2023 and December 31, 2022 is as follows:

	As of December 31, 2023
	Derivative Assets			Derivative Liabilities
	Original Notional Amount	Balance Sheet Location	Fair Value	Original Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	$125,000	Other assets	$5,240	$—	Accrued expenses and other liabilities	$—
Fair value swap	$150,000	Other assets	$—	$—	Accrued expenses and other liabilities	$917

Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$38,500	Other assets	$3,579	$38,500	Accrued expenses and other liabilities	$3,579
(1) Represents interest rate swaps with commercial banking clients, which are offset by derivatives with a third party.

Accrued interest receivable related to interest rate swaps as of December 31, 2023 totaled $0.8 million and is excluded from the fair value presented in the table above. The fair value of interest rate swaps in a net asset position, including accrued interest, totaled $6.0 million as of December 31, 2023.

	As of December 31, 2022
	Derivative Assets			Derivative Liabilities
	Original Notional Amount	Balance Sheet Location	Fair Value	Original Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	$125,000	Other assets	$8,292	$—	Accrued expenses and other liabilities	$—

Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$38,500	Other assets	$4,207	$38,500	Accrued expenses and other liabilities	$4,207
(1) Represents interest rate swaps with commercial banking clients, which are offset by derivatives with a third party.
Accrued interest receivable related to interest rate swaps as of December 31, 2022 totaled $0.5 million and is excluded from the fair value presented in the table above. The fair value of interest rate swaps in a net liability position, including accrued interest, totaled $8.8 million as of December 31, 2022.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects to reclassify $3.7 million to interest income during the next 12 months.
The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. The Company does not offset derivative assets and derivative liabilities for financial statement presentation purposes.
Changes in the consolidated statements of comprehensive income (loss) related to interest rate derivatives designated as hedges of cash flows were as follows for the years ended December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
	(In thousands)
Interest rate swaps designated as cash flow hedges:
Unrealized income recognized in accumulated other comprehensive income before reclassifications	$1,531	$21,383
Amounts reclassified from accumulated other comprehensive (loss) income	(4,596)	215
Income tax benefit (expense) on items recognized in accumulated other comprehensive income (loss)	650	(4,825)
Other comprehensive (loss) income	$(2,415)	$16,773
The unrealized gains and losses set forth in the above table are reflective of market interest rates as of the respective balance sheet dates. Generally, a lower interest rate environment will result in a negative impact to comprehensive income whereas a higher interest rate environment will result in a positive impact to comprehensive income.

The following table summarizes the effect of the fair value hedging relationship recognized in the Consolidated Statements of Income for the years ended December 31, 2023 and December 31, 2022:

	December 31,
(In thousands)	2023	2022
Gain (loss) on fair value hedging relationship:
Hedged Asset	$915	$—
Fair value derivative designated as hedging instrument	1,148	—
Total gain recognized in the consolidated statements of income within interest and fees on loans	$2,063	$—

The following tables summarize gross and net information about derivative instruments that are offset in the Consolidated Balance Sheets at December 31, 2023 and December 31, 2022:

	December 31, 2023
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets	$9,583	$—	$9,583	$—	$8,599	$984
(1) Includes accrued interest receivable totaling $764 thousand.

	December 31, 2023
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivative Liabilities	$4,473	$—	$4,473	$—	$—	$4,473
(1) Includes net interest receivable totaling $23 thousand.

	December 31, 2022
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets	$13,097	$—	$13,097	$—	$12,771	$326
(1) Includes accrued interest payable totaling $559 thousand.

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

The carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments at December 31, 2023 and December 31, 2022 were as follows:

	December 31, 2023
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$267,521	$267,521	$267,521	$—	$—
Federal funds sold	1,636	1,636	1,636	—	—
Marketable equity securities	2,070	2,070	2,070	—	—
Available for sale securities	109,736	109,736	55,287	54,449	—
Held to maturity securities	15,817	15,903	—	33	15,870
Loans receivable, net	2,685,301	2,659,667	—	—	2,659,667
Accrued interest receivable	14,863	14,863	—	14,863	—
FHLB stock	5,696	5,696	—	5,696	—
Servicing asset, net of valuation allowance	869	869	—	—	869
Derivative asset	8,819	8,819	—	8,819	—
Financial liabilities:
Noninterest bearing deposits	$346,172	$346,172	$—	$346,172	$—
NOW and money market	978,181	978,181	—	978,181	—
Savings	97,331	97,331	—	97,331	—
Time deposits	1,315,073	1,315,233	—	—	1,315,233
Accrued interest payable	14,595	14,595	—	14,595	—
Advances from the FHLB	90,000	90,012	—	—	90,012
Subordinated debentures	69,205	63,060	—	—	63,060
Servicing liability	4	4	—	—	4
Derivative liability	4,496	4,496	—	4,496	—

	December 31, 2022
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$344,925	$344,925	$344,925	$—	$—
Federal funds sold	10,754	10,754	10,754	—	—
Marketable equity securities	1,988	1,988	1,988	—	—
Available for sale securities	103,663	103,663	51,489	52,174	—
Held to maturity securities	15,983	15,435	—	37	15,398
Loans receivable, net	2,646,384	2,594,819	—	—	2,594,819
Accrued interest receivable	13,070	13,070	—	13,070	—
FHLB stock	5,216	5,216	—	5,216	—
Servicing asset, net of valuation allowance	746	746	—	—	746
Derivative asset	12,499	12,499	—	12,499	—
Financial liabilities:
Noninterest bearing deposits	$404,559	$404,559	$—	$404,559	$—
NOW and money market	1,017,925	1,017,925	—	1,017,925	—
Savings	151,944	151,944	—	151,944	—
Time deposits	1,226,390	1,214,073	—	—	1,214,073
Accrued interest payable	6,650	6,650	—	6,650	—
Advances from the FHLB	90,000	89,996	—	—	89,996
Subordinated debentures	68,959	62,687	—	—	62,687
Servicing liability	23	23	—	—	23
Derivative liability	4,207	4,207	—	4,207	—
The following methods and assumptions were used by management in estimating the fair value of its financial instruments:
Cash and due from banks, federal funds sold, accrued interest receivable and accrued interest payable: The carrying amount is a reasonable estimate of fair value.
Marketable equity securities, available for sale securities and held to maturity securities:   Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The majority of the available for sale securities are considered to be Level 2 as other observable inputs are utilized, such as quoted prices for similar securities. Level 1 investment securities include investments in a U.S. treasury note and in marketable equity securities for which a quoted price is readily available in the market. Level 3 held to maturity securities represent private placement municipal housing authority bonds for which no quoted market price is available. The fair value for these securities is estimated using a discounted cash flow model, using discount rates ranging from 4.5% to 6.9% as of December 31, 2023 and 4.9% to 7.3% as of December 31, 2022. These securities are CRA eligible investments.
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
Off-balance-sheet instruments:   Loan commitments on which the committed interest rate is less than the current market rate are insignificant at December 31, 2023 and December 31, 2022.

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

Financial Instruments Measured at Fair Value on a Recurring Basis
The following table details the financial instruments carried at fair value on a recurring basis at December 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the years ended December 31, 2023 and December 31, 2022.

	Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2023
Marketable equity securities	$2,070	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	62,515	32,711	—
Corporate bonds	—	14,510	—
Derivative asset	—	8,819	—
Derivative liability	—	4,496	—

December 31, 2022
Marketable equity securities	$1,988	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	51,489	36,936	—
Corporate bonds	—	15,238	—
Derivative asset	—	12,499	—
Derivative liability	—	4,207	—
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

The following table details the financial instruments measured at fair value on a nonrecurring basis at December 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2023
Individually evaluated loans	$—	$—	$104,050
Servicing asset, net	—	—	865
Assets held for sale	—	—	—
December 31, 2022
Individually evaluated loans	$—	$—	$41,929
Servicing asset, net	—	—	723
Assets held for sale	—	—	—
The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at December 31, 2023 and December 31, 2022:

	Fair Value	Valuation Methodology	Unobservable Input	Range
	(Dollars in thousands)
December 31, 2023
Individually evaluated loans	$31,527	Appraisals	Discount to appraised value	8.00%
	22,129	Appraisals, cash surrender value life insurance, securities, cash held as collateral	Discounts to appraised value and securities value	— - 8.00%
	50,394	Discounted cash flows	Discount rate	3.38–10.75%
	$104,050

Servicing asset, net	$865	Discounted cash flows	Discount rate	10.00%	(1)
			Prepayment rate	3.00 - 17.00%

December 31, 2022
Individually evaluated loans	$17,477	Appraisals	Discount to appraised value	6.00 - 8.00%
	24,452	Discounted cash flows	Discount rate	3.00–6.75%
	$41,929

Servicing asset, net	$723	Discounted cash flows	Discount rate	10.00%	(2)
			Prepayment rate	3.00-17.00%

Assets held for sale	$—	Sale & Income Approach	Adjustment to valuation and cost to sell	N/A
(1) Servicing liabilities totaling $4 thousand were valued using a discount rate of 4.4%.
(2) Servicing liabilities totaling $23 thousand were valued using a discount rate of 4.0%.

Individually evaluated loans:   Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain credit loss amounts for collateral-dependent loans calculated in accordance with ASC 310-10 when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or other assumptions. Estimates of fair value based on collateral are generally based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. For those loans where the primary source of repayment is cash flow from operations, adjustments include credit losses calculated based on the perceived collectability of interest payments on the basis of a discounted cash flow analysis utilizing a discount rate equivalent to the original note rate.
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
As of June 30, 2023, the Company no longer met the definition of a Small Bank Holding Company as the Company's assets exceeded $3 billion. Effective March 31, 2024, the Company will be subject to the larger company capital requirements as set forth in the Economic Growth Act.
Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.
As of December 31, 2023, the Bank and Company met all capital adequacy requirements to which they are subject. There are no conditions or events since then that management believes have changed this conclusion.

The capital amounts and ratios for the Bank and the Company at December 31, 2023 were as follows:

	Actual Capital		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bankwell Bank
December 31, 2023
Common Equity Tier 1 Capital to Risk-Weighted Assets	$321,432	11.30%	$199,047	7.00%	$184,829	6.50%
Tier I Capital to Risk-Weighted Assets	321,432	11.30%	241,700	8.50%	227,482	8.00%
Total Capital to Risk-Weighted Assets	350,303	12.32%	298,571	10.50%	284,353	10.00%
Tier I Capital to Average Assets	321,432	9.81%	131,110	4.00%	163,888	5.00%
	Actual Capital		Minimum Regulatory Capital Required for Capital Adequacy		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Financial Group, Inc.
December 31, 2023
Common Equity Tier 1 Capital to Risk-Weighted Assets	$264,209	9.28%	$128,121	4.50%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	264,209	9.28%	170,828	6.00%	N/A	N/A
Total Capital to Risk-Weighted Assets	362,285	12.72%	227,770	8.00%	N/A	N/A
Tier I Capital to Average Assets	264,209	8.05%	131,232	4.00%	N/A	N/A

The capital amounts and ratios for the Bank and Company at December 31, 2022 were as follows:

	Actual Capital		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bankwell Bank
December 31, 2022
Common Equity Tier 1 Capital to Risk-Weighted Assets	$294,926	10.28%	$200,785	7.00%	$186,443	6.50%
Tier I Capital to Risk-Weighted Assets	294,926	10.28%	243,810	8.50%	229,469	8.00%
Total Capital to Risk-Weighted Assets	317,437	11.07%	301,177	10.50%	286,836	10.00%
Tier I Capital to Average Assets	294,926	9.88%	119,361	4.00%	149,202	5.00%

	Actual Capital		Minimum Regulatory Capital Required for Capital Adequacy		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
Bankwell Financial Group, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Common Equity Tier 1 Capital to Risk-Weighted Assets	$235,672	8.21%	$129,231	4.50%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	235,672	8.21%	172,308	6.00%	N/A	N/A
Total Capital to Risk-Weighted Assets	327,142	11.39%	229,745	8.00%	N/A	N/A
Tier I Capital to Average Assets	235,672	7.89%	119,490	4.00%	N/A	N/A
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
Reserve Requirements on Cash
The Bank was not required to maintain a minimum reserve balance in the FRBNY at December 31, 2023 or December 31, 2022 as the Federal Reserve Bank has waived this requirement.

22.    Related Party Transactions
In the normal course of business, the Company may grant loans to executive officers, directors and members of their immediate families, as defined, and to entities in which these individuals have more than a 10% equity ownership. Such loans are transacted at terms including interest rates, similar to those available to unrelated clients. Changes in loans outstanding to such related parties during the years ending December 31, 2023 and December 31, 2022 were as follows:

	December 31,
	2023	2022
	(In thousands)
Balance, beginning of year	$—	$25,416
Additional loans	—	—
Repayments	—	(25,416)
Balance, end of year	$—	$—
Related party deposits aggregated approximately $34.7 million and $18.7 million at December 31, 2023 and December 31, 2022, respectively.

During the years ended December 31, 2023 and December 31, 2022, the Company paid approximately $5 thousand and $5 thousand, respectively, to related parties for services provided to the Company. The payments were primarily for consulting and legal services.

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
Condensed financial statements of the Parent Company only are as follows:
Condensed Statements of Financial Condition

	At December 31,
	2023	2022
	(In Thousands)
ASSETS
Cash and due from banks	$12,130	$9,435
Investment in subsidiary	322,975	297,723
Deferred income taxes, net	522	507
Other assets	3,078	2,783
Total assets	$338,705	$310,448
LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debentures	$69,205	$68,958
Accrued expenses and other liabilities	3,748	3,021
Shareholders’ equity	265,752	238,469
Total liabilities and shareholders’ equity	$338,705	$310,448
Condensed Statements of Income

	Year Ended December 31,
	2023	2022
	(In Thousands)
Interest income	$28	$37
Dividend income from subsidiary	—	—
Total income	28	37
Expenses	6,984	5,258
Income before equity in undistributed earnings of subsidiaries	(6,956)	(5,221)
Equity in undistributed earnings of subsidiaries	43,619	42,650
Net Income	$36,663	$37,429

Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2023	2022
	(In Thousands)
Cash flows from operating activities
Net income	$36,663	$37,429
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings	(43,619)	(42,650)
(Increase) decrease in other assets	(295)	884
Increase in deferred income taxes, net	(15)	(175)
Increase (decrease) in other liabilities	727	(770)
Stock-based compensation	3,074	2,362
Amortization of debt issuance costs	246	164
Net cash used in operating activities	(3,219)	(2,756)
Cash flows from investing activities
Decrease in premises and equipment, net	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities
Issuance of subordinated debt	—	34,352
Retirement of subordinated debt	—	—
Proceeds from exercise of options	155	48
Dividends paid on common stock	(6,241)	(6,189)
Repurchase of common stock	—	(5,540)
Capital contribution to Bank	12,000	(20,000)
Net cash provided by financing activities	5,914	2,671
Net increase (decrease) in cash and cash equivalents	2,695	(85)
Cash and cash equivalents:
Beginning of year	9,435	9,520
End of year	$12,130	$9,435
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	3,237	1,911
Income taxes	—	—

24. Subsequent Events

The Company's Board of Directors declared a $0.20 per share cash dividend, payable February 23, 2024 to shareholders of record on February 13, 2024.
On January 24, 2024, Bankwell’s Board of Directors approved the promotion and appointment of Steve H. Brunner as Executive Vice President, Chief Risk and Operations Officer.
On February 15, 2024, James M. Garnett, Jr., director on the Company's Board of Directors passed away. Mr. Garnett had been a member of the Company's Board since 2018 and Chair of the Audit Committee since 2022. The Company is extremely grateful for Mr. Garnett's dedication to the Company and his service as a director on the Company's Board of Directors. Darryl M. Demos has been appointed the interim Audit Committee Chairman. Mr. Demos has been a member of the Company's Audit Committee since 2022.
Subsequent to December 31, 2023 through March 11, 2024, the Company purchased 17,239 shares of its Common Stock at a weighted average price of $25.12 per share.

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
Internal Control over Financial Reporting
Bankwell’s management has issued a report on its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. As of December 31, 2023, senior management concluded that Bankwell maintained effective internal control over financial reporting.
There were no changes made in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The report of the Company's management follows.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on management’s assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
The Company's independent registered public accounting firm, RSM US LLP, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2023, as stated in their audit report appearing below.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Bankwell Financial Group, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Bankwell Financial Group, Inc.'s (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), shareholders' equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements and our report dated March 12, 2024 expressed an unqualified opinion.

Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ RSM US LLP

Hartford, Connecticut
March 12, 2024

Item 9B.    Other Information
Officer and Director Trading Arrangements

In the fourth quarter of 2023, directors Eric J. Dale, Jeffrey R. Dunne, Carl M. Porto, and Lawrence B. Seidman, elected to participate in the Company’s Directors’ Deferred Compensation Plan (the “DCP”), pursuant to which all (but not less than all) retainer fees and any meeting fees (or other cash compensation) payable to such director for service on the Board of Directors is deferred. The election is effective for calendar year 2024 and each subsequent calendar year until the director revokes the election, which revocation will be effective for the following calendar year. Amounts deferred under the DCP are credited to a book account and deemed invested in the Company’s common stock. The DCP is indirectly funded by the Company through a so-called “Rabbi Trust,” which is administered by an independent third party trustee. The Company deposits deferred amounts into the Rabbi Trust, which funds are invested in our common stock through open market purchases by the trustee. A director’s deferred compensation is paid in our common stock following retirement, except under certain specified circumstances that permit earlier payment, including a severe financial hardship resulting from illness or accident, loss of property or other similar extraordinary and unforeseeable circumstances.
Item 9C.    Disclosure Regarding Foreign Jurisdictions That Prevent Inspection

Not Applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2024 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission (the "Commission") no later than April 29, 2024.

Item 11.    Executive Compensation
The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2024 Annual Meeting of Shareholders, to be filed with the Commission no later than April 29, 2024.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2024 Annual Meeting of Shareholders, to be filed with the Commission no later than April 29, 2024.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2024 Annual Meeting of Shareholders, to be filed with the Commission no later than April 29, 2024.

Item 14.    Principal Accountant Fees and Services
The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2024 Annual Meeting of Shareholders, to be filed with the Commission no later than April 29, 2024.

PART IV
Item 15.    Exhibits, Financial Statement Schedules

(A)(1) FINANCIAL STATEMENTS
The following consolidated financial statements of the Company are included in Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - As of December 31, 2023 and 2022
Consolidated Statements of Income - For the years ended December 31, 2023 and 2022
Consolidated Statements of Comprehensive Income (Loss) - For the years ended December 31, 2023 and 2022
Consolidated Statements of Shareholders' Equity - For the years ended December 31, 2023 and 2022
Consolidated Statements of Cash Flows - For the years ended December 31, 2023 and 2022
Notes to Consolidated Financial Statements
(A)(2) FINANCIAL STATEMENT SCHEDULES
Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or the information was contained elsewhere herein.
(A)(3) EXHIBITS
The exhibits listed in the Exhibit Index in this Form 10-K are filed herewith or are incorporated herein by reference to other SEC filings.

Exhibit Index

Number	Description
Exhibit 3.1	Certificate of Incorporation as amended to date (1)
Exhibit 3.2	Amended and Restated Bylaws (1)
Exhibit 4.1	Description of the Registrant's Common Stock(5)
Exhibit 10.1†	Employment Agreement of Christopher R. Gruseke dated June 1, 2016 (3)
Exhibit 10.2†	2011 BNC Financial Group, Inc. Stock Option and Equity Award Plan (1)
Exhibit 10.3†	2012 BNC Financial Group, Inc. Stock Plan (1)
Exhibit 10.4†	Amendment to the 2012 BNC Financial Group, Inc. Stock Plan (1)
Exhibit 10.5†	BNC Financial Group, Inc. and Affiliates Deferred Compensation Plan for Directors, January 23, 2008(1)
as amended by the Bankwell Financial Group, Inc. and Affiliates Amended and Restated Deferred Compensation Plan for Directors and Related Investment Policy Statement (9)
Exhibit 10.6	Form of Director Indemnification Agreement (2)
Exhibit 10.7	Form of Executive Officer Indemnification Agreement (2)
Exhibit 10.8†	Employment Agreement of Christine Chivily (4)
Exhibit 10.9	Agreement dated February 5, 2020 between Lawrence B. Seidman and Bankwell Financial Group, Inc.(5)
Exhibit 10.10	First Amendment to Agreement dated as of July 30, 2022, amending Agreement dated as of February 5, 2020 by and among Bankwell Financial Group, Inc. and Lawrence B. Seidman(7)
Exhibit 10.11†	Employment Agreement of Matthew McNeill (6)
Exhibit 10.12†	2018 Bankwell Financial Group, Inc. Long-Term Incentive Plan (6)
Exhibit 10.13†	2022 Bankwell Financial Group, Inc. Stock Plan (7)
Exhibit 10.14†	Employment Agreement of Courtney E. Sacchetti (8)
Exhibit 21.1	Subsidiaries of the Registrant (1)
Exhibit 23.1	Consent of RSM US LLP
Exhibit 31.1	Certification of Christopher R. Gruseke Pursuant to Rule 13a-14(a)
Exhibit 31.2	Certification of Courtney Sacchetti pursuant to Rule 13a-14(a)
Exhibit 32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 97	Clawback Policy
101
The following materials from Bankwell Financial Group, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2023, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†    Management contract or compensatory plan or arrangement.
(1)    Filed as part of the Registrant’s Registration Statement on Form S-1 filed on April 4, 2014.
(2)    Filed as part of the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed on May 5, 2014.
(3)    Filed as part of the Registrant’s December 31, 2016 Form 10-K.
(4)    Filed as part of the Registrant's June 30, 2018 Form 10-Q.
(5)    Filed as part of the Registrant's December 31, 2019 Form 10-K.
(6)    Filed as part of the Registrant's December 31, 2020 Form 10-K.
(7)    Filed as an Exhibit to Registrant's June 30, 2022 Form 10-Q.
(8)    Filed as part of the Registrant's December 31, 2022 Form 10-K.
(9)    Filed as an Exhibit to Registrant's September 30, 2023 Form 10-Q.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKWELL FINANCIAL GROUP, INC.
By:	/s/ Christopher R. Gruseke
Christopher R. Gruseke President and Chief Executive Officer
Dated: March 12, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature & Title	Date
/s/ Christopher R. Gruseke	March 12, 2024
Christopher R. Gruseke President, Chief Executive Officer and a Director (principal executive officer)
/s/ Courtney E. Sacchetti	March 12, 2024
Courtney E. Sacchetti Executive Vice President & Chief Financial Officer (principal financial and accounting officer)
/s/ Gail Brathwaite	March 12, 2024
Gail Brathwaite Director
/s/ Eric J. Dale	March 12, 2024
Eric J. Dale Director
/s/ Darryl Demos	March 12, 2024
Darryl Demos Director
/s/ Blake S. Drexler	March 12, 2024
Blake S. Drexler Director
/s/ Jeffrey R. Dunne	March 12, 2024
Jeffrey R. Dunne Director
/s/ Anahaita N. Kotval	March 12, 2024
Anahaita N. Kotval Director
/s/ Todd Lampert	March 12, 2024
Todd Lampert Director
/s/ Carl M. Porto	March 12, 2024
Carl M. Porto Director
/s/ Lawrence B. Seidman	March 12, 2024
Lawrence B. Seidman Director