Form 10-Q
period 2024-03-31
Bankwell Financial Group, Inc.
filed 2024-05-08
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

or

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

As of April 30, 2024, there were 7,898,436 shares of the registrant’s common stock outstanding.

Bankwell Financial Group, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
Bankwell Financial Group, Inc.
Consolidated Balance Sheets - (unaudited)
(In thousands, except share data)

	March 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$245,043	$267,521
Federal funds sold	2,584	1,636
Cash and cash equivalents	247,627	269,157

Investment securities
Marketable equity securities, at fair value	2,069	2,070
Available for sale investment securities, at fair value	108,417	109,736
Held to maturity investment securities, at amortized cost (fair values of $15,488 and $15,903 at March 31, 2024 and December 31, 2023, respectively)	15,739	15,817
Total investment securities	126,225	127,623

Loans receivable (net of ACL-Loans of $27,991 at March 31, 2024 and $27,946 at December 31, 2023, respectively)	2,646,686	2,685,301
Accrued interest receivable	15,104	14,863
Federal Home Loan Bank stock, at cost	5,655	5,696
Premises and equipment, net	26,161	27,018
Bank-owned life insurance	51,764	51,435
Goodwill	2,589	2,589
Deferred income taxes, net	9,137	9,383
Other assets	24,326	22,417
Total assets	$3,155,274	$3,215,482
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$376,248	$346,172
Interest bearing deposits	2,297,274	2,390,585
Total deposits	2,673,522	2,736,757

Advances from the Federal Home Loan Bank	90,000	90,000
Subordinated debentures (face value of $70,000 and $70,000 at March 31, 2024 and December 31, 2023, respectively, less unamortized debt issuance costs of $734 and $795 at March 31, 2024 and December 31, 2023, respectively)	69,266	69,205
Accrued expenses and other liabilities	54,454	53,768
Total liabilities	2,887,242	2,949,730
Commitments and contingencies
Shareholders' equity
Common stock, no par value; 10,000,000 shares authorized, 7,908,180 and 7,882,616 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	118,401	118,247
Retained earnings	151,350	149,169
Accumulated other comprehensive loss	(1,719)	(1,664)
Total shareholders' equity	268,032	265,752

Total liabilities and shareholders' equity	$3,155,274	$3,215,482

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Income – (unaudited)
(In thousands, except share data)

	Three Months Ended March 31,
	2024	2023
Interest and dividend income
Interest and fees on loans	$43,325	$39,723
Interest and dividends on securities	1,130	1,000
Interest on cash and cash equivalents	3,826	3,568
Total interest and dividend income	48,281	44,291

Interest expense
Interest expense on deposits	25,362	17,033
Interest expense on borrowings	1,772	1,717
Total interest expense	27,134	18,750

Net interest income	21,147	25,541

Provision for credit losses	3,683	826

Net interest income after provision for credit losses	17,464	24,715

Noninterest income
Bank-owned life insurance	329	281
Service charges and fees	304	286
Gains and fees from sales of loans	321	931
Other	(39)	28
Total noninterest income	915	1,526

Noninterest expense
Salaries and employee benefits	6,291	6,081
Occupancy and equipment	2,322	2,084
Professional services	1,065	1,322
Data processing	740	671
Director fees	900	392
FDIC insurance	930	1,062
Marketing	114	151
Other	935	928
Total noninterest expense	13,297	12,691
Income before income tax expense	5,082	13,550
Income tax expense	1,319	3,171
Net income	$3,763	$10,379

Earnings Per Common Share:
Basic	$0.48	$1.34
Diluted	$0.48	$1.33

Weighted Average Common Shares Outstanding:
Basic	7,663,521	7,554,689
Diluted	7,687,679	7,616,671
Dividends per common share	$0.20	$0.20

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Comprehensive Income (Loss) – (unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$3,763	$10,379
Other comprehensive income:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on available for sale securities	(218)	752
Reclassification adjustment for gains realized in net income	—	—
Net change in unrealized (losses) gains	(218)	752
Income tax benefit (expense)	102	(118)
Unrealized (losses) gains on securities, net of tax	(116)	634
Unrealized gains (losses) on interest rate swaps:
Unrealized gains (losses) on interest rate swaps	125	(1,981)
Income tax (expense) benefit	(64)	402
Unrealized gains (losses) on interest rate swaps, net of tax	61	(1,579)
Total other comprehensive (loss) income, net of tax	(55)	(945)
Comprehensive income	$3,708	$9,434

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders' Equity - (unaudited)
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2023	7,882,616	$118,247	$149,169	$(1,664)	$265,752
Net income	—	—	3,763	—	3,763
Other comprehensive (loss), net of tax	—	—	—	(55)	(55)
Cash dividends declared ($0.20 per share)	—	—	(1,582)	—	(1,582)
Stock-based compensation expense	—	1,074	—	—	1,074
Forfeitures of restricted stock	(100)	—	—	—	—
Issuance of restricted stock	61,844	—	—	—	—
Stock options exercised	—	—	—	—	—
Repurchase of common stock	(36,180)	(920)	—	—	(920)
Balance at March 31, 2024	7,908,180	$118,401	$151,350	$(1,719)	$268,032

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2022	7,730,699	$115,018	$123,640	$(189)	$238,469
Cumulative effect of change in accounting principle (ASU No. 2016-13), net of tax	—	—	(4,893)	—	(4,893)
Balance as of January 1, 2023 as adjusted for changes in accounting principle	7,730,699	115,018	118,747	(189)	233,576
Net income	—	—	10,379	—	10,379
Other comprehensive income, net of tax	—	—	—	(945)	(945)
Cash dividends declared ($0.20 per share)	—	—	(1,560)	—	(1,560)
Stock-based compensation expense	—	702	—	—	702
Forfeitures of restricted stock	(1,950)	—	—	—	—
Issuance of restricted stock	106,009	—	—	—	—
Stock options exercised	8,680	155	—	—	155
Repurchase of common stock	—	—	—	—	—
Balance at March 31, 2023	7,843,438	$115,875	$127,566	$(1,134)	$242,307

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows – (unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$3,763	$10,379
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on investment securities	(5)	18
Provision for credit losses	3,683	826
Credit for deferred income taxes	282	472
Change in fair value of marketable equity securities	16	(28)
Depreciation and amortization	940	884
Amortization of debt issuance costs	62	62
Increase in cash surrender value of bank-owned life insurance	(329)	(281)
Gains and fees from sales of loans	(321)	(931)
Stock-based compensation	1,074	702
Net change in:
Deferred loan fees	(478)	144
Accrued interest receivable	(242)	(1,191)
Other assets	(356)	(404)
Accrued expenses and other liabilities	940	(3,539)
Net cash provided by operating activities	9,029	7,113

Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	1,105	1,225
Proceeds from principal repayments on held to maturity securities	80	53
Purchases of marketable equity securities	—	(12)
Purchases of held to maturity securities	(15)	—
Net decrease (increase) in loans	30,931	(94,960)
Proceeds from sales of loans not originated for sale	3,119	12,725
Purchases of premises and equipment, net	(83)	(707)
Purchases of Federal Home Loan Bank stock	41	(18)
Net cash used in investing activities	35,178	(81,694)

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows - (unaudited) (Continued)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from financing activities
Net change in time certificates of deposit	$(23,622)	$112,166
Net change in other deposits	(39,613)	(114,677)
Proceeds from exercise of options	—	155
Dividends paid on common stock	(1,582)	(1,560)
Repurchase of common stock	(920)	—
Net cash (used in) provided by financing activities	(65,737)	(3,916)
Net decrease in cash and cash equivalents	(21,530)	(78,497)
Cash and cash equivalents:
Beginning of year	269,157	355,679
End of period	$247,627	$277,182
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$26,691	$14,455
Income taxes	426	162
Noncash investing and financing activities:
Net change in unrealized gains or losses on available for sale securities	(218)	752
Net change in unrealized gains or losses on interest rate swaps	125	(1,981)
Establishment of right-of-use asset and lease liability	—	597
Transfer of loans from held-for-investment to held-for-sale	2,797	11,794

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

Use of Estimates

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities as of the date of the consolidated balance sheet and revenue and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the Allowance for Credit Losses-Loans ("ACL-Loans"), derivative instrument valuation, investment securities valuation, Allowance for Credit Losses-Securities, and deferred income taxes valuation.

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

Basis of Consolidated Financial Statement Presentation

The unaudited consolidated financial statements presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and note disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying unaudited interim consolidated financial statements have been included. Interim results are not necessarily reflective of the results that may be expected for the year ending December 31, 2024. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included on Form 10-K for the year ended December 31, 2023.

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

ACL-Loans and Allowance for Credit Losses-Unfunded Commitments ("ACL-Unfunded Commitments")

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

ACL-Securities

The Company individually evaluates the available for sale debt securities and held to maturity securities for impairment credit losses. Available for sale securities include U.S. Treasuries, mortgage-backed securities, and corporate bonds. U.S. Treasuries and mortgaged-backed securities are guaranteed by the U.S. Government and as a result, management has a zero loss expectation. No ACL-Securities was recorded for these securities as of March 31, 2024. For the corporate bond portfolio, the Company developed a metric that includes each issuer’s current credit ratings and key financial performance metrics to assess the underlying performance of each issuer. The analysis of the issuers’ performance and the intent of the Company to retain these securities support the determination that there is no expected credit loss, and therefore, no ACL-Securities were recognized on the corporate bond portfolio as of March 31, 2024. Of our held to maturity securities portfolio, one security’s fair value was less than its amortized cost as of March 31, 2024. Since this is a highly rated state agency and municipal obligation, the Company's expectation of nonpayment of the amortized cost basis is zero. No allowance for ALC-Securities was recorded for this security as of March 31, 2024.

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

Reclassification

Certain prior period amounts may be reclassified to conform to the 2024 financial statement presentation. These reclassifications only change the reporting categories and do not affect the consolidated results of operations or consolidated financial position of the Company.

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

For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all other entities, the amendments will be effective two years later. The amendments in this update are to be applied prospectively. For all entities, if by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The Company believes this ASU will not have a material impact on existing disclosures and will continue to monitor for SEC action, and plan accordingly for adoption.

2. Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at March 31, 2024 were as follows:

	March 31, 2024
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Less than one year	$9,885	$—	$(54)	$9,831
Due from one through five years	$55,260	$40	$(2,797)	$52,503
Due from five through ten years	26,265	—	(1,829)	24,436
Due after ten years	7,765	—	(890)	6,875
Total U.S. Government and agency obligations	99,175	40	(5,570)	93,645
Corporate bonds
Due from five through ten years	15,500	—	(1,762)	13,738
Due after ten years	1,500	—	(466)	1,034
Total corporate bonds	17,000	—	(2,228)	14,772

Total available for sale securities	$116,175	$40	$(7,798)	$108,417

Held to maturity securities:
State agency and municipal obligations
Due after ten years	$15,708	$458	$(710)	$15,456
Government-sponsored mortgage backed securities
No contractual maturity	31	1	—	32
Total held to maturity securities	$15,739	$459	$(710)	$15,488

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at December 31, 2023 were as follows:

	December 31, 2023
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Less than one year	$9,836	$—	$(52)	$9,784
Due from one through five years	$55,288	$123	$(2,680)	$52,731
Due from five through ten years	27,229	—	(1,630)	25,599
Due after ten years	7,923	—	(811)	7,112
Total U.S. Government and agency obligations	100,276	123	(5,173)	95,226
Corporate bonds
Due from five through ten years	15,500	—	(2,028)	13,472
Due after ten years	1,500	—	(462)	1,038
Total corporate bonds	17,000	—	(2,490)	14,510

Total available for sale securities	$117,276	$123	$(7,663)	$109,736

Held to maturity securities:
State agency and municipal obligations
Due after ten years	$15,785	$716	$(631)	$15,870
Government-sponsored mortgage backed securities
No contractual maturity	32	1	—	33
Total held to maturity securities	$15,817	$717	$(631)	$15,903

There were no sales of investment securities during the three months ended March 31, 2024 or 2023.

At March 31, 2024 and December 31, 2023, none of the Company's securities were pledged as collateral with the Federal Home Loan Bank ("FHLB") or any other institution.

As of March 31, 2024 and December 31, 2023, the actual durations of the Company's available for sale securities were significantly shorter than the stated maturities.

As of March 31, 2024, the Company held marketable equity securities with a fair value of $2.1 million and an amortized cost of $2.2 million. At December 31, 2023, the Company held marketable equity securities with a fair value of $2.1 million and an amortized cost of $2.2 million. These securities represent an investment in mutual funds that have an objective to make investments for Community Reinvestment Act ("CRA") purposes.

The following tables provide information regarding available for sale securities and held to maturity securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2024 and December 31, 2023:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)

March 31, 2024
U.S. Government and agency obligations	$—	$—	—%	$83,725	$(5,570)	6.24%	$83,725	$(5,570)	6.24%
Corporate bonds	—	—	—	14,772	(2,228)	13.10	14,772	(2,228)	13.10
State agency and municipal obligations	—	—	—	3,980	(710)	15.15	3,980	(710)	15.15
Total investment securities	$—	$—	—%	$102,477	$(8,508)	7.67%	$102,477	$(8,508)	7.67%

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)

December 31, 2023
U.S. Government and agency obligations	$—	$—	—%	$85,243	$(5,173)	5.72%	$85,243	$(5,173)	5.72%
Corporate bonds	—	—	—	14,510	(2,490)	14.65	14,510	(2,490)	14.65
State agency and municipal obligations	—	—	—	4,076	(631)	13.41	4,076	(631)	13.41
Total investment securities	$—	$—	—%	$103,829	$(8,294)	7.40%	$103,829	$(8,294)	7.40%

There were thirty-four and thirty-four available for sale securities or held to maturity securities as of March 31, 2024 and December 31, 2023, respectively, in which the fair value of the security was less than the amortized cost of the security.

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

The Company has the intent and ability to retain its investment securities in an unrealized loss position at March 31, 2024 until the decline in value has recovered or the security has matured.

3. Loans Receivable and ACL-Loans

The following table sets forth a summary of the loan portfolio at March 31, 2024 and December 31, 2023:

(In thousands)	March 31, 2024	December 31, 2023
Real estate loans:
Residential	$49,098	$50,931
Commercial	1,927,636	1,947,648
Construction	151,967	183,414
	2,128,701	2,181,993

Commercial business	508,912	500,569

Consumer	41,946	36,045
Total loans	2,679,559	2,718,607

ACL-Loans	(27,991)	(27,946)
Deferred loan origination fees, net	(4,882)	(5,360)
Loans receivable, net	$2,646,686	$2,685,301

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

Credit quality of loans and the ACL-Loans
Management segregates the loan portfolio into defined segments, which are used to develop and document a systematic method for determining the Company's ACL-Loans. The portfolio segments are segregated based on loan types and the underlying risk factors present in each loan type. Such risk factors are periodically reviewed by management and revised as deemed appropriate.

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

ACL-Loans

The following tables set forth the activity in the Company’s ACL-Loans for the three months ended March 31, 2024 and 2023, by portfolio segment:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended March 31, 2024
Beginning balance	$149	$20,950	$1,699	$4,562	$586	$27,946
Charge-offs	(132)	(3,306)	—	(197)	(49)	(3,684)
Recoveries	—	—	—	27	4	31
Provision (credit) for credit losses	116	4,022	(156)	(314)	30	3,698
Ending balance	$133	$21,666	$1,543	$4,078	$571	$27,991

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended March 31, 2023
Balance as of December 31, 2022	$163	$15,597	$311	$6,214	$146	$22,431
Day1 effect of CECL	80	4,987	611	(1,125)	526	$5,079
Balance as of January 1, 2023 as adjusted for changes in accounting principle	243	20,584	922	5,089	672	27,510
Charge-offs	—	—	—	(440)	(12)	(452)
Recoveries	—	—	—	—	6	6
(Credit) provision for credit losses	(36)	(1,171)	148	1,944	49	934
Ending balance	$207	$19,413	$1,070	$6,593	$715	$27,998

We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purpose of the tables below. The following tables present loans by origination and risk designation as of March 31, 2024 and December 31, 2023 (dollars in thousands):

Term Loans
Amortized Cost Balances by Origination Year as of March 31, 2024
	2024	2023	2022	2021	2020	Prior	Total
Residential Real Estate Loans
Pass	$—	$—	$—	$—	$—	$45,633	$45,633
Special Mention	—	—	—	—	—	141	141
Substandard	—	—	—	—	—	3,562	3,562
Doubtful	—	—	—	—	—	—	—
Total Residential Real Estate Loans	$—	$—	$—	$—	$—	$49,336	$49,336
Residential Real Estate charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$132	$132

Commercial Real Estate Loans
Pass	$25,761	$90,932	$755,779	$269,517	$126,193	$554,880	$1,823,062
Special Mention	—	12,733	35,010	13,202	1,275	2,022	64,242
Substandard	—	18,531	—	16,720	—	—	35,251
Doubtful	—	—	—	2,116	—	8,632	10,748
Total Commercial Real Estate Loans	$25,761	$122,196	$790,789	$301,555	$127,468	$565,534	$1,933,303
Commercial Real Estate charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$3,306	$3,306

Construction Loans
Pass	$—	$41,663	$56,166	$45,259	$—	$—	$143,088
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	9,362	9,362
Doubtful	—	—	—	—	—	—	—
Total Construction Loans	$—	$41,663	$56,166	$45,259	$—	$9,362	$152,450
Construction charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Business Loans
Pass	$38,102	$122,299	$212,863	$65,839	$6,774	$36,080	$481,957
Special Mention	—	667	5,197	1,009	—	1,285	8,158
Substandard	—	893	8,931	7,727	—	1,961	19,512
Doubtful	—	—	—	1,779	—	92	1,871
Total Commercial Business Loans	$38,102	$123,859	$226,991	$76,354	$6,774	$39,418	$511,498
Commercial Business charge-off
Current period charge-offs	$—	$—	$—	$197	$—	$—	$197

Consumer Loans
Pass	$—	$11,656	$29,401	$—	$—	$33	$41,090
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Consumer Loans	$—	$11,656	$29,401	$—	$—	$33	$41,090
Consumer charge-off
Current period charge-offs	$3	$—	$—	$46	$—	$—	$49

Total Loans
Pass	$63,863	$266,550	$1,054,209	$380,615	$132,967	$636,626	$2,534,830
Special Mention	—	13,400	40,207	14,211	1,275	3,448	72,541
Substandard	—	19,424	8,931	24,447	—	14,885	67,687
Doubtful	—	—	—	3,895	—	8,724	12,619
Total Loans	$63,863	$299,374	$1,103,347	$423,168	$134,242	$663,683	$2,687,677
Total charge-off
Current period charge-offs	$3	$—	$—	$243	$—	$3,438	$3,684

Term Loans
Amortized Cost Balances by Origination Year as of December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total
Residential Real Estate Loans
Pass	$—	$—	$—	$—	$—	$47,314	$47,314
Special Mention	—	—	—	—	—	140	140
Substandard	—	—	—	—	—	3,728	3,728
Doubtful	—	—	—	—	—	—	—
Total Residential Real Estate Loans	$—	$—	$—	$—	$—	$51,182	$51,182
Residential Real Estate charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate Loans
Pass	$95,881	$755,352	$310,811	$113,554	$133,996	$429,695	$1,839,289
Special Mention	12,333	35,136	13,203	—	2,035	114	62,821
Substandard	18,525	—	16,923	—	—	8,121	43,569
Doubtful	—	—	2,116	—	—	4,272	6,388
Total Commercial Real Estate Loans	$126,739	$790,488	$343,053	$113,554	$136,031	$442,202	$1,952,067
Commercial Real Estate charge-off
Current period charge-offs	$—	$—	$213	$—	$—	$611	$824

Construction Loans
Pass	$39,627	$67,788	$41,156	$26,156	$—	$—	$174,727
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	9,362	9,362
Doubtful	—	—	—	—	—	—	—
Total Construction Loans	$39,627	$67,788	$41,156	$26,156	$—	$9,362	$184,089
Construction charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Business Loans
Pass	$121,312	$234,997	$73,805	$9,291	$6,504	$32,293	$478,202
Special Mention	—	3,395	1,009	—	—	—	4,404
Substandard	892	8,934	7,910	—	—	2,092	19,828
Doubtful	—	—	—	—	—	103	103
Total Commercial Business Loans	$122,204	$247,326	$82,724	$9,291	$6,504	$34,488	$502,537
Commercial Business charge-off
Current period charge-offs	$—	$—	$—	$—	$440	$—	$440

Consumer Loans
Pass	$10,126	$25,406	$—	$—	$—	$37	$35,569
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Consumer Loans	$10,126	$25,406	$—	$—	$—	$37	$35,569
Consumer charge-off
Current period charge-offs	$83	$—	$—	$—	$—	$—	$83

Total Loans
Pass	$266,946	$1,083,543	$425,772	$149,001	$140,500	$509,339	$2,575,101
Special Mention	12,333	38,531	14,212	—	2,035	254	67,365
Substandard	19,417	8,934	24,833	—	—	23,303	76,487
Doubtful	—	—	2,116	—	—	4,375	6,491
Total Loans	$298,696	$1,131,008	$466,933	$149,001	$142,535	$537,271	$2,725,444
Total charge-off
Current period charge-offs	$83	$—	$213	$—	$440	$611	$1,347

Loans evaluated for impairment and the related ACL-Loans as of March 31, 2024 and December 31, 2023 were as follows:

	Portfolio	ACL-Loans
	(In thousands)
March 31, 2024
Loans individually evaluated for impairment:
Residential real estate	$3,545	$—
Commercial real estate	45,964	—
Construction	9,382	—
Commercial business	21,297	363
Consumer	26,155	—
Subtotal	106,343	363
Loans collectively evaluated for impairment:
Residential real estate	45,553	133
Commercial real estate	1,881,672	21,666
Construction	142,585	1,543
Commercial business	487,615	3,715
Consumer	15,791	571
Subtotal	2,573,216	27,628

Total	$2,679,559	$27,991

	Portfolio	ACL-Loans
	(In thousands)
December 31, 2023
Loans individually evaluated for impairment:
Residential real estate	$3,711	$—
Commercial real estate	49,935	955
Construction	9,382	—
Commercial business	19,848	—
Consumer	22,129	—
Subtotal	105,005	955
Loans collectively evaluated for impairment:
Residential real estate	47,220	149
Commercial real estate	1,897,713	19,995
Construction	174,032	1,699
Commercial business	480,721	4,562
Consumer	13,916	586
Subtotal	2,613,602	26,991

Total	$2,718,607	$27,946

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

A “special mention” (6) loan has a potential weakness which, if uncorrected, may result in a deterioration of the repayment prospects or inadequately protect the Company’s credit position at some time in the future. “Substandard” (7) loans have a well-defined weakness or weaknesses that jeopardize the full repayment of the debt. A loan rated “doubtful” (8) has all the weaknesses inherent in a substandard loan and which, in addition, make collection or liquidation in full highly questionable and improbable when considering existing facts, conditions, and values. Loans classified as “loss” (9) are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value; rather, it is not practical or desirable to defer charging off this asset even though partial recovery may be made in the future.

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

The following tables present credit risk ratings by loan segment as of March 31, 2024 and December 31, 2023:

	Commercial Credit Quality Indicators
	March 31, 2024				December 31, 2023
	Commercial Real Estate	Construction	Commercial Business	Total	Commercial Real Estate	Construction	Commercial Business	Total
	(In thousands)
Pass	$1,817,700	$142,585	$479,532	$2,439,817	$1,835,136	$174,032	$476,358	$2,485,526
Special Mention	63,972	—	8,083	72,055	62,577	—	4,362	66,939
Substandard	35,209	9,382	19,431	64,022	43,542	9,382	19,745	72,669
Doubtful	10,755	—	1,866	12,621	6,393	—	104	6,497
Loss	—	—	—	—	—	—	—	—
Total loans	$1,927,636	$151,967	$508,912	$2,588,515	$1,947,648	$183,414	$500,569	$2,631,631

	Residential and Consumer Credit Quality Indicators
	March 31, 2024			December 31, 2023
	Residential Real Estate	Consumer	Total	Residential Real Estate	Consumer	Total
	(In thousands)
Pass	$45,415	$41,946	$87,361	$47,082	$36,045	$83,127
Special Mention	138	—	138	138	—	138
Substandard	3,545	—	3,545	3,711	—	3,711
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total loans	$49,098	$41,946	$91,044	$50,931	$36,045	$86,976

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

The following tables set forth certain information with respect to the Company's loan portfolio delinquencies by portfolio segment as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$1,951	$138	$1,203	$3,292	$45,806	$49,098
Commercial real estate	107	92	1,388	1,587	1,926,049	1,927,636
Construction	—	—	9,382	9,382	142,585	151,967
Commercial business	11,955	3,084	9,342	24,381	484,531	508,912
Consumer	—	—	—	—	41,946	41,946
Total loans	$14,013	$3,314	$21,315	$38,642	$2,640,917	$2,679,559

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$—	$1,220	$132	$1,352	$49,579	$50,931
Commercial real estate	195	282	1,851	2,328	1,945,320	1,947,648
Construction	—	—	9,382	9,382	174,032	183,414
Commercial business	6,568	1,648	—	8,216	492,353	500,569
Consumer	—	—	—	—	36,045	36,045
Total loans	$6,763	$3,150	$11,365	$21,278	$2,697,329	$2,718,607

There were no loans delinquent greater than 90 days and still accruing interest as of March 31, 2024 or December 31, 2023.

Loans on nonaccrual status

The following is a summary of nonaccrual loans by portfolio segment as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(In thousands)
Residential real estate	$1,237	$1,386
Commercial real estate	19,083	23,009
Commercial business	16,841	15,430
Construction	9,382	9,382
Consumer	—	—
Total	$46,543	$49,207

Interest income on loans that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the three months ended March 31, 2024 and 2023 was $0.9 million and $3.2 million, respectively.

At March 31, 2024 and December 31, 2023, there were no commitments to lend additional funds to any borrower on nonaccrual status. Nonaccrual loans with no specific reserve totaled $37.8 million and $48.3 million at March 31, 2024 and December 31, 2023, respectively, as these loans were deemed to be adequately collateralized.

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

Beginning in the third quarter of 2023, the Company individually evaluates all insurance premium loans within the Consumer portfolio segment, irrespective of credit risk ratings.

The following table summarizes individually evaluated loans by portfolio segment as of March 31, 2024 and December 31, 2023.

	Carrying Amount		Unpaid Principal Balance		Associated ACL-Loans
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
	(In thousands)
Individually evaluated loans without a valuation allowance:
Residential real estate	$3,545	$3,711	$3,830	$4,022	$—	$—
Commercial real estate	45,964	43,942	50,570	45,032	—	—
Construction	9,382	9,382	9,382	9,382	—	—
Commercial business	12,599	19,848	13,660	20,502	—	—
Consumer	26,155	22,129	26,155	22,129	—	—
Total individually evaluated loans without a valuation allowance	97,645	99,012	103,597	101,067	—	—

Individually evaluated loans with a valuation allowance:
Residential real estate	$—	$—	$—	$—	$—	$—
Commercial real estate	—	5,993	—	6,017	—	955
Construction	—	—	—	—	—	—
Commercial business	8,698	—	8,871	—	363	—
Consumer	—	—	—	—	—	—
Total individually evaluated loans with a valuation allowance	8,698	5,993	8,871	6,017	363	955
Total individually evaluated loans	$106,343	$105,005	$112,468	$107,084	$363	$955

The following table summarizes the average carrying amount of individually evaluated impaired loans and interest income recognized on individually evaluated loans by portfolio segment for the three months ended March 31, 2024 and 2023:

	Average Carrying Amount		Interest Income Recognized
	Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023
	(In thousands)
Individually evaluated impaired loans without a valuation allowance:
Residential real estate	$3,556	$3,830	$44	$—
Commercial real estate	48,322	1,915	553	20
Commercial business	13,001	2,392	402	44
Construction	9,382	9,382	—	—
Consumer	25,523	—	336	—
Total individually evaluated impaired loans without a valuation allowance	99,784	17,519	1,335	64
Individually evaluated impaired loans with a valuation allowance:
Residential real estate	$—	$—	$—	$—
Commercial real estate	—	22,492	—	156
Commercial business	8,698	1,419	161	—
Construction	—	—	—	—
Consumer	—	—	—	—
Total individually evaluated impaired loans with a valuation allowance	8,698	23,911	161	156
Total individually evaluated impaired loans	$108,482	$41,430	$1,496	$220

Loan Modifications

A loan will be considered modified as defined by ASU 2022-02 when both of the following conditions are met: 1) the borrower is experiencing financial difficulties and 2) the modification constitutes a direct change in contractual cash flows for a significant period of time. Modified terms are dependent upon the financial position and needs of the individual borrower.

There were no new loan modifications reportable under ASU 2022-02 at March 31, 2024 and December 31, 2023. The following table provides information on loans that were modified during the periods indicated.

	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2024	2023	2024	2023	2024	2023
Three Months Ended March 31,
Residential real estate	—	—	$—	$—	$—	$—
Commercial business	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Total	—	—	$—	$—	$—	$—

The following table provides information on how loans were modified during the three months ended March 31, 2024 and March 31, 2023.

Three Months Ended March 31,
	2024	2023
(In thousands)
Payment concession	$—	$—
Maturity, rate and payment concession	—	—
Rate concession	—	—
Total	$—	$—

Allowance for credit losses (ACL)-Unfunded Commitments

As part of adoption of CECL, the Company has recorded ACL-Unfunded Commitments in Accrued expenses and other liabilities. The provision is recorded within the Provision for credit losses on the Company’s Consolidated Statements of Income. The following table presents a roll forward of the ACL-Unfunded Commitments for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Balance at beginning of period	$926	$80
Reversal of prior unfunded reserve	—	(80)
Day 1 effect of CECL	—	1,273
(Credit) for credit losses (unfunded commitments)	(15)	(108)
Balance at end of period	$911	$1,165

Components of Provision for Credit Losses

The following table summarizes the Provision for credit losses for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Provision for credit losses (loans)	$3,698	$934
(Credit) for credit losses (unfunded commitments)	(15)	(108)
Provision for credit losses	$3,683	$826

4. Shareholders' Equity

Common Stock

The Company has 10,000,000 shares authorized and 7,908,180 shares issued and outstanding at March 31, 2024 and 10,000,000 shares authorized and 7,882,616 shares issued and outstanding at December 31, 2023. The Company's stock is traded on the Nasdaq Global Market under the ticker symbol BWFG.

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

Issuer Purchases of Equity Securities

On December 19, 2018, the Company's Board of Directors authorized a share repurchase program of up to 400,000 shares of the Company's Common Stock and, on October 27, 2021, the Company’ Board of Directors authorized the repurchase of an additional 200,000 shares under its share repurchase program. The Company intends to accomplish the share repurchases through open market transactions, though the Company could accomplish repurchases through other means, such as privately negotiated transactions. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The share repurchase plan does not obligate the Company to acquire any particular amount of Common Stock, and it may be modified or suspended at any time at the Company's discretion. During the three months ended March 31, 2024, the Company purchased 36,180 shares of its Common Stock at a weighted average price of $25.38 per share. During the year ended December 31, 2023, the Company had no purchases of Common Stock.

5. Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives. The Company's derivative instruments are utilized to manage economic risks, including interest rate risk. Changes in fair value of the Company's cash flow swap derivatives are primarily driven by changes in interest rates and recognized in other comprehensive income. The Company’s total comprehensive income or loss for the three March 31, 2024 and March 31, 2023 is reported in the Consolidated Statements of Comprehensive Income.

The following tables present the changes in accumulated other comprehensive (loss) income by component, net of tax for the three months ended March 31, 2024 and March 31, 2023:

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2023	$(5,810)	$4,146	$(1,664)
Other comprehensive (loss) income before reclassifications, net of tax	(116)	664	548
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(603)	(603)
Net other comprehensive (loss) income	(116)	61	(55)
Balance at March 31, 2024	$(5,926)	$4,207	$(1,719)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2022	$(6,750)	$6,561	$(189)
Other comprehensive (loss) income before reclassifications, net of tax	634	(797)	(163)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(782)	(782)
Net other comprehensive (loss) income	634	(1,579)	(945)
Balance at March 31, 2023	$(6,116)	$4,982	$(1,134)

The following table provides information for the items reclassified from accumulated other comprehensive income or loss:

Accumulated Other Comprehensive Income Components	Three Months Ended March 31,		Associated Line Item in the Consolidated Statements of Income
	2024	2023
	(In thousands)
Derivatives:
Unrealized gains (losses) on derivatives	$1,257	$982	Interest expense on borrowings
Tax (expense) benefit	(654)	(200)	Income tax expense
Net of tax	$603	$782

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

The following table is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	Three Months Ended March 31,
	2024	2023
	(In thousands, except per share data)
Net income	$3,763	$10,379
Dividends to participating securities(1)	(40)	(42)
Undistributed earnings allocated to participating securities(1)	(66)	(230)
Net income for earnings per share calculation	$3,657	$10,107

Weighted average shares outstanding, basic	7,664	7,555
Effect of dilutive equity-based awards(2)	24	62
Weighted average shares outstanding, diluted	7,688	7,617
Net earnings per common share:
Basic earnings per common share	$0.48	$1.34
Diluted earnings per common share	$0.48	$1.33
(1)    Represents dividends paid and undistributed earnings allocated to unvested stock-based awards that contain non-forfeitable rights to dividends.
(2)    Represents the effect of the assumed exercise of stock options and the vesting of restricted shares, as applicable, utilizing the treasury stock method.

7. Regulatory Matters

The Federal Reserve, the FDIC and other federal and state bank regulatory agencies establish regulatory capital guidelines for U.S. banking organizations.

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

As of June 30, 2023, the Company no longer met the definition of a Small Bank Holding Company as the Company's assets exceeded $3 billion. Effective March 31, 2024, the Company is subject to the larger company capital requirements as set forth in the Economic Growth Act.
Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.

As of March 31, 2024, the Bank and Company met all capital adequacy requirements to which they are subject. There are no conditions or events since then that management believes have changed this conclusion.

The capital amounts and ratios for the Bank and the Company at March 31, 2024 and December 31, 2023 were as follows:

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
March 31, 2024
Common Equity Tier 1 Capital to Risk-Weighted Assets	$324,355	11.60%	$195,791	7.00%	$181,806	6.50%
Tier I Capital to Risk-Weighted Assets	324,355	11.60%	237,746	8.50%	223,761	8.00%
Total Capital to Risk-Weighted Assets	353,257	12.63%	293,686	10.50%	279,701	10.00%
Tier I Capital to Average Assets	324,355	10.09%	128,626	4.00%	160,782	5.00%
			Minimum Regulatory Capital Required for Capital Adequacy		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Financial Group, Inc.
March 31, 2024
Common Equity Tier 1 Capital to Risk-Weighted Assets	$266,561	9.47%	$126,602	4.50%	$182,869	6.50%
Tier I Capital to Risk-Weighted Assets	266,561	9.47%	168,803	6.00%	225,070	8.00%
Total Capital to Risk-Weighted Assets	364,729	12.96%	225,070	8.00%	281,338	10.00%
Tier I Capital to Average Assets	266,561	8.28%	128,767	4.00%	160,959	5.00%

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
December 31, 2023
Common Equity Tier 1 Capital to Risk-Weighted Assets	$321,432	11.30%	$199,047	7.00%	$184,829	6.50%
Tier I Capital to Risk-Weighted Assets	321,432	11.30%	241,700	8.50%	227,482	8.00%
Total Capital to Risk-Weighted Assets	350,303	12.32%	298,571	10.50%	284,353	10.00%
Tier I Capital to Average Assets	321,432	9.81%	131,110	4.00%	163,888	5.00%
			Minimum Regulatory Capital Required for Capital Adequacy		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Financial Group, Inc.
December 31, 2023
Common Equity Tier 1 Capital to Risk-Weighted Assets	$264,209	9.28%	$128,121	4.50%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	264,209	9.28%	170,828	6.00%	N/A	N/A
Total Capital to Risk-Weighted Assets	362,285	12.72%	227,770	8.00%	N/A	N/A
Tier I Capital to Average Assets	264,209	8.05%	131,232	4.00%	N/A	N/A

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

Reserve Requirements on Cash

The Bank was not required to maintain a minimum reserve balance in the Federal Reserve Bank (FRB) at March 31, 2024 or December 31, 2023.

8. Deposits

At March 31, 2024 and December 31, 2023, deposits consisted of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Noninterest bearing demand deposit accounts	$376,248	$346,172
Interest bearing accounts:
NOW	95,227	90,829
Money market	818,408	887,352
Savings	92,188	97,331
Time certificates of deposit	1,291,451	1,315,073
Total interest bearing accounts	2,297,274	2,390,585
Total deposits	$2,673,522	$2,736,757

Maturities of time certificates of deposit as of March 31, 2024 and December 31, 2023 are summarized below:

	March 31, 2024	December 31, 2023
	(In thousands)
2024	721,072	979,807
2025	552,886	318,961
2026	341	24
2027	927	68
After 2028	16,225	16,213
Total	$1,291,451	$1,315,073
The aggregate amount of individual certificate accounts, with balances of $250,000 or more, was approximately $172.3 million at March 31, 2024 and $151.6 million at December 31, 2023.
Brokered certificates of deposits totaled $780.5 million at March 31, 2024 and $860.5 million at December 31, 2023, respectively. Brokered money market accounts totaled $51.4 million at March 31, 2024 and $91.4 million at December 31, 2023, respectively. There were no certificates of deposits from national listing services, one-way buy Certificate of Deposit Account Registry Service ("CDARS") or one-way buy Insured Cash Sweep Service ("ICS") at March 31, 2024 or December 31, 2023. Brokered deposits are comprised of Brokered CDs, brokered money market accounts, one-way buy CDARS, and one-way buy ICS.
The following table summarizes interest expense on deposits by account type for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
NOW	$39	$38
Money market	9,146	6,385
Savings	714	727
Time certificates of deposits	15,463	9,883
Total interest expense on deposits	$25,362	$17,033

9. Stock-Based Compensation

Equity award plans

The Company has unvested restricted stock outstanding under two equity award plans, which are collectively referred to as the “Stock Plans”. The current plan under which any future issuances of equity awards will be made is the 2022 Bankwell Financial Group, Inc. Stock Plan, or the “2022 Plan”. All equity awards made under the 2022 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of stock options or restricted stock. At March 31, 2024, there were 275,791 shares reserved for future issuance under the 2022 Plan.

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.

The following table presents the activity for restricted stock for the three months ended March 31, 2024:

	Three Months Ended March 31, 2024
	Number of Shares		Weighted Average Grant Date Fair Value
Unvested at beginning of period	254,328	(1)	$29.58
Granted	61,844	(2)	24.62
Vested	(82,881)	(3)	26.38
Forfeited	(100)		25.00
Unvested at end of period	233,191
(1)    Includes 33,115 shares of performance based restricted stock.
(2)    Includes 18,598 shares of performance based restricted stock.
(3)    Includes 15,694 shares of performance based restricted stock.

The total fair value of restricted stock awards vested during the three months ended March 31, 2024 was $2.2 million.

The Company's restricted stock expense for the three months ended March 31, 2024 and March 31, 2023 was $1.1 million and $0.7 million, respectively. At March 31, 2024, there was $6.5 million of unrecognized stock compensation expense for restricted stock, expected to be recognized over a weighted average period of 1.4 years.

Performance Based Restricted Stock: The Company has 36,019 shares of performance based restricted stock outstanding as of March 31, 2024 pursuant to the Company’s Stock Plans. The awards vest over a three year service period, provided certain performance metrics are met. The share quantity that ultimately vests can range between 0% and 200%, which is dependent on the degree to which the performance metrics are met. The Company records an expense over the vesting period based on (a) the probability that the performance metrics will be met and (b) the fair market value of the Company’s stock at the date of the grant.

10. Derivative Instruments

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, and duration of its funding along with the use of interest rate derivative financial instruments, namely interest rate swaps. The Company does not use derivatives for speculative purposes. As of March 31, 2024, the Company was a party to five cash flow swaps, designated as hedging instruments, to add stability to interest expense and to manage its exposure to the variability of the future cash flows attributable to the contractually specified interest rates. The notional amount for each swap is $25 million and in each case, the Company has entered into pay-fixed cash flow swaps to convert rolling 90-day Federal Home Loan Bank advances or brokered deposits. Cash flow swaps with a positive fair value are recorded as other assets and cash flow swaps with a negative fair value are recorded as other liabilities on the Consolidated Balance Sheets.

The Company terminated two cash flow swaps with a total notional amount of $50 million during the year ended December 31, 2022. The underlying debt associated with the terminated swaps was kept in place. The fair value of the terminated swaps totaled $137.7 thousand as of March 31, 2024. The fair value of the terminated swaps will be reclassified from other comprehensive income to interest expense on a straight-line basis over the original term of the hedging relationship.

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

The following table represents the carrying value of the portfolio layer method hedged asset and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
	Carrying Value of Hedged Asset		Hedged Items
	(In thousands)
Fixed Rate Asset (1)	$149,247	$150,915	$(753)	$915

(1) These amounts include the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. As of March 31, 2024 and December 31, 2023, the amortized cost basis of the closed portfolio used in this hedging relationship was $587.4 million and $611.5 million, the cumulative basis adjustments associated with this hedging relationships was $1.2 million and $1.1 million, respectively. As of March 31, 2024 and December 31, 2023, the amount of the designated hedged item was $150.0 million, respectively.

As of March 31, 2024, the Company has interest rate swaps not designated as hedging instruments, to minimize interest rate risk exposure with loans to clients.

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

Information about derivative instruments at March 31, 2024 and December 31, 2023 is as follows:

	As of March 31, 2024
	Derivative Assets			Derivative Liabilities
	Original Notional Amount	Balance Sheet Location	Fair Value	Original Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Cash flow swaps	$125,000	Other assets	$5,369	$—	Accrued expenses and other liabilities	$—
Fair value swap	$150,000	Other assets	$743	$—	Accrued expenses and other liabilities	$—

Derivatives not designated as hedging instruments:
Cash flow swaps(1)	$38,500	Other assets	$4,260	$38,500	Accrued expenses and other liabilities	$4,260

(1) Represents interest rate swaps with commercial banking clients, which are offset by derivatives with a third party.

Accrued interest receivables related to interest rate swaps as of March 31, 2024 totaled $0.9 million and is excluded from the fair value presented in the table above. The fair value of interest rate swaps in a net asset position, including accrued interest, totaled $7.0 million as of March 31, 2024.

	As of December 31, 2023
	Derivative Assets			Derivative Liabilities
	Original Notional Amount	Balance Sheet Location	Fair Value	Original Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Cash flow swaps	$125,000	Other assets	$5,240	$—	Accrued expenses and other liabilities	$—
Fair value swap	$150,000	Other assets	$—	$—	Accrued expenses and other liabilities	$917

Derivatives not designated as hedging instruments:
Cash flow swaps(1)	$38,500	Other assets	$3,579	$38,500	Accrued expenses and other liabilities	$3,579

(1) Represents interest rate swaps with commercial banking clients, which are offset by derivatives with a third party.

Accrued interest receivables related to interest rate swaps as of December 31, 2023 totaled $0.8 million and is excluded from the fair value presented in the table above. The fair value of interest rate swaps in a net asset position, including accrued interest, totaled $6.0 million as of December 31, 2023.
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

Changes in the consolidated statements of comprehensive income (loss) related to interest rate derivatives designated as hedges of cash flows were as follows for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended March 31,
(In thousands)	2024	2023
Interest rate swaps designated as cash flow hedges:
Unrealized gain (loss) recognized in accumulated other comprehensive income before reclassifications	$1,382	$(999)
Amounts reclassified from accumulated other comprehensive income	(1,257)	(982)
Income tax (expense) benefit on items recognized in accumulated other comprehensive income	(64)	402
Other comprehensive income	$61	$(1,579)

The above unrealized gains and losses are reflective of market interest rates as of the respective balance sheet dates. Generally, a lower interest rate environment will result in a negative impact to comprehensive income whereas a higher interest rate environment will result in a positive impact to comprehensive income.

The following table summarizes the effect of the fair value hedging relationship recognized in the consolidated statements of income for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended March 31,
(In thousands)	2024	2023
(Loss) gain on fair value hedging relationship:
Hedged asset	$(1,668)	$2,403
Fair value derivative designated as hedging instrument	840	(2,353)
Total (loss) gain recognized in the consolidated statements of income within interest and fees on loans	$(828)	$50

The following tables summarize gross and net information about derivative instruments that are offset in the Consolidated Balance Sheets at March 31, 2024 and December 31, 2023:

	March 31, 2024
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets	$11,303	$—	$11,303	$—	$10,832	$471
(1) Includes accrued interest receivable totaling $931 thousand.

	March 31, 2024
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivative liabilities	$4,334	$—	$4,334	$—	$—	$4,334
(1) Includes net accrued interest payable totaling $74 thousand.

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

The carrying values, fair values and placement in the fair value hierarchy of the Company's financial instruments at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$245,043	$245,043	$245,043	$—	$—
Federal funds sold	2,584	2,584	2,584	—	—
Marketable equity securities	2,069	2,069	2,069	—	—
Available for sale securities	108,417	108,417	62,334	46,083	—
Held to maturity securities	15,739	15,488	—	32	15,456
Loans receivable, net	2,646,686	2,618,887	—	—	2,618,887
Accrued interest receivable	15,104	15,104	—	15,104	—
FHLB stock	5,655	5,655	—	5,655	—
Servicing asset, net of valuation allowance	834	834	—	—	834
Derivative asset	10,372	10,372	—	10,372	—

Financial Liabilities:
Noninterest bearing deposits	$376,248	$376,248	$—	$376,248	$—
NOW and money market	913,635	913,635	—	913,635	—
Savings	92,188	92,188	—	92,188	—
Time deposits	1,291,451	1,290,644	—	—	1,290,644
Accrued interest payable	15,038	15,038	—	15,038	—
Advances from the FHLB	90,000	89,998	—	—	89,998
Subordinated debentures	69,266	64,873	—	—	64,873
Servicing liability	3	3	—	—	3
Derivative liability	4,260	4,260	—	4,260	—

	December 31, 2023
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$267,521	$267,521	$267,521	$—	$—
Federal funds sold	1,636	1,636	1,636	—	—
Marketable equity securities	2,070	2,070	2,070	—	—
Available for sale securities	109,736	109,736	62,514	47,222	—
Held to maturity securities	15,817	15,903	—	33	15,870
Loans receivable, net	2,685,301	2,659,667	—	—	2,659,667
Accrued interest receivable	14,863	14,863	—	14,863	—
FHLB stock	5,696	5,696	—	5,696	—
Servicing asset, net of valuation allowance	869	869	—	—	869
Derivative asset	8,819	8,819	—	8,819	—

Financial Liabilities:
Noninterest bearing deposits	$346,172	$346,172	$—	$346,172	$—
NOW and money market	978,181	978,181	—	978,181	—
Savings	97,331	97,331	—	97,331	—
Time deposits	1,315,073	1,315,233	—	—	1,315,233
Accrued interest payable	14,595	14,595	—	14,595	—
Advances from the FHLB	90,000	90,012	—	—	90,012
Subordinated debentures	69,205	63,060	—	—	63,060
Servicing liability	4	4	—	—	4
Derivative liability	4,496	4,496	—	4,496	—

The following methods and assumptions were used by management in estimating the fair value of its financial instruments:

Cash and due from banks, federal funds sold, accrued interest receivable and accrued interest payable: The carrying amount is a reasonable estimate of fair value.

Marketable equity securities and available for sale securities: Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The majority of the available for sale securities are considered to be Level 2 as other observable inputs are utilized, such as quoted prices for similar securities. Level 1 investment securities include investments in U.S. Treasury notes and in marketable equity securities for which a quoted price is readily available in the market. Level 3 held to maturity securities represent private placement municipal housing authority bonds for which no quoted market price is available. The fair value for these securities is estimated using a discounted cash flow model, using discount rates ranging from 4.8% to 6.9% as of March 31, 2024 and 4.5% to 6.9% as of December 31, 2023. These securities are CRA eligible investments.

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

Off-balance-sheet instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at March 31, 2024 and December 31, 2023.

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

Financial instruments measured at fair value on a recurring basis

The following table details the financial instruments carried at fair value on a recurring basis at March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the three months ended March 31, 2024 and for the year ended December 31, 2023.

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
March 31, 2024:
Marketable equity securities	$2,069	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	62,334	31,311	—
Corporate bonds	—	14,772	—
Derivative asset	—	10,372	—
Derivative liability	—	4,260	—

December 31, 2023:
Marketable equity securities	$2,070	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	62,514	32,712	—
Corporate bonds	—	14,510	—
Derivative asset	—	8,819	—
Derivative liability	—	4,496	—

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

The following table details the financial instruments measured at fair value on a nonrecurring basis at March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
March 31, 2024:
Individually evaluated loans	$—	$—	$105,980
Servicing asset, net	—	—	831

December 31, 2023:
Individually evaluated loans	$—	$—	$104,050
Servicing asset, net	—	—	865

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at March 31, 2024 and December 31, 2023:

	Fair Value	Valuation Methodology	Unobservable Input	Range
	(Dollars in thousands)
March 31, 2024:
Individually evaluated loans	$28,429	Appraisals	Discount to appraised value	8.00%
	26,155	Appraisals, cash surrender value life insurance, securities, cash held as collateral	Discounts to appraised value and securities value	—% - 8.00%
	51,396	Discounted cash flows	Discount rate	3.38 - 10.75%
	$105,980

Servicing asset, net	$831	Discounted cash flows	Discount rate	10.00%
			Prepayment rate	3.00 - 18.00%
December 31, 2023:
Individually evaluated loans	$31,527	Appraisals	Discount to appraised value	8.00%
	22,129	Appraisals, cash surrender value life insurance, securities, cash held as collateral	Discounts to appraised value and securities value	—% - 8.00%
	50,394	Discounted cash flows	Discount rate	3.38 - 10.75%
	$104,050

Servicing asset, net	$865	Discounted cash flows	Discount rate	10.00%
			Prepayment rate	3.00 - 17.00%

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

The Company incurred certain costs associated with the issuance of its subordinated debt. The Company capitalized these costs and they have been presented within subordinated debentures on the consolidated balance sheets. At March 31, 2024 and December 31, 2023, unamortized debt issuance costs were $0.7 million and $0.8 million, respectively. Debt issuance costs amortize over the expected life of the related debt. For the three months ended March 31, 2024 and 2023 the amortization expense for debt issuance costs were $62 thousand and $62 thousand, respectively, and were recognized as an increase to interest expense on borrowings within the Consolidated Statements of Income.

The Company recognized $0.8 million and $0.8 million in interest expense related to its subordinated debt for the three-month periods ended March 31, 2024 and 2023, respectively.

14. Subsequent Events

On April 24, 2024, the Company’s Board of Directors declared a $0.20 per share cash dividend, payable on May 21, 2024, to shareholders of record on May 10, 2024.

Subsequent to March 31, 2024, the Company purchased 9,744 shares at a weighted average price of $25.14 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and related notes contained elsewhere in this report on Form 10-Q. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the Company’s Form 10-K filed for the year ended December 31, 2023 in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.” We assume no obligation to update any of these forward-looking statements.

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

Earnings and Performance Overview

Revenues (net interest income plus noninterest income) for the quarter ended March 31, 2024 were $22.1 million, versus $27.1 million for the quarter ended March 31, 2023. The decrease in revenues for the quarter was attributable to an increase in interest expense and lower gains from loan sales partially offset by an increase in interest on loans, given higher loan yields and prepayment fees.

Net income available to common shareholders was $3.8 million, or $0.48 per diluted share, and $10.4 million, or $1.33 per diluted share, for the three months ended March 31, 2024 and 2023, respectively. The decrease was primarily due to the aforementioned decrease in revenues and an increase in provision for credit losses.

Returns on average shareholders' equity and average assets for the three months ended March 31, 2024 were 5.59% and 0.47%, respectively, compared to 17.48% and 1.30%, respectively, for the three months ended March 31, 2023.

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

FTE net interest income for the three months ended March 31, 2024 and 2023 was $21.2 million and $25.6 million, respectively.

FTE interest income for the three months ended March 31, 2024 increased by $4.0 million, or 9.0%, to $48.3 million, compared to FTE interest income for the three months ended March 31, 2023. This increase was due to an increase in interest and fees on loans due to higher overall loan yields.

Interest expense for the three months ended March 31, 2024 increased by $8.4 million compared to interest expense for the three months ended March 31, 2023. The increase in interest expense for the three months ended March 31, 2024 was driven by an increase in interest expense on deposits, resulting from an increase in rates on interest bearing deposits.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following table presents the average balances and yields earned on interest earning assets and average balances and weighted average rates paid on our funding liabilities for the three months ended March 31, 2024 and 2023.

	For the Quarter Ended
	March 31, 2024			March 31, 2023
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets:
Cash and Fed funds sold	$292,662	$3,826	5.26%	$315,566	$3,568	4.59%
Securities(1)	134,737	1,060	3.15	129,881	956	2.49
Loans:
Commercial real estate	1,922,413	28,643	5.89	1,918,551	25,585	5.33
Residential real estate	50,213	718	5.72	59,444	643	4.33
Construction	161,047	2,973	7.30	166,254	2,825	6.80
Commercial business	517,102	10,284	7.87	542,399	10,421	7.68
Consumer	39,964	707	7.12	18,536	249	5.45
Total loans	2,690,739	43,325	6.37	2,705,184	39,723	5.87
Federal Home Loan Bank stock	5,702	121	8.51	5,271	94	7.27
Total earning assets	3,123,840	$48,332	6.12%	3,155,902	$44,341	5.62%
Other assets	90,905			84,063
Total assets	$3,214,745			$3,239,965

Liabilities and shareholders' equity:
Interest bearing liabilities:
NOW	$91,674	$39	0.17%	$92,918	$38	0.16%
Money market	883,851	9,146	4.16	907,739	6,385	2.85
Savings	92,972	714	3.09	136,333	727	2.16
Time	1,317,069	15,463	4.72	1,252,564	9,883	3.20
Total interest bearing deposits	2,385,566	25,362	4.28	2,389,554	17,033	2.89
Borrowed Money	159,226	1,772	4.48	161,202	1,717	4.26
Total interest bearing liabilities	2,544,792	$27,134	4.29%	2,550,756	$18,750	2.98%
Noninterest bearing deposits	337,020			403,920
Other liabilities	62,356			44,406
Total liabilities	2,944,168			2,999,082
Shareholders' equity	270,577			240,883
Total liabilities and shareholders' equity	$3,214,745			$3,239,965
Net interest income(2)		$21,198			$25,591
Interest rate spread			1.83%			2.64%
Net interest margin(3)			2.71%			3.24%
(1)Average balances and yields for securities are based on amortized cost.
(2)The adjustment for securities and loans taxable equivalency amounted to $51 thousand and $50 thousand for the three months ended March 31, 2024 and 2023, respectively.
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

	Three Months Ended March 31, 2024 vs 2023 Increase (Decrease)
(In thousands)	Volume	Rate	Total
Interest and dividend income:
Cash and Fed funds sold	$(271)	$530	$259
Securities	37	68	105
Loans:
Commercial real estate	52	3,006	3,058
Residential real estate	(110)	186	76
Construction	(91)	238	147
Commercial business	(494)	357	(137)
Consumer	358	100	458
Total loans	(285)	3,887	3,602
Federal Home Loan Bank stock	8	18	26
Total change in interest and dividend income	(511)	4,503	3,992
Interest expense:
Deposits:
NOW	(1)	3	2
Money market	(172)	2,932	2,760
Savings	(273)	261	(12)
Time	533	5,047	5,580
Total deposits	87	8,243	8,330
Borrowed money	(21)	76	55
Total change in interest expense	66	8,319	8,385
Change in net interest income	$(577)	$(3,816)	$(4,393)

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

The provision for credit losses for the three months ended March 31, 2024 was $3.7 million compared to a provision for credit losses of $0.8 million for the three months ended March 31, 2023. The increase in provision for credit losses for the three months ended March 31, 2024 was primarily driven by net charge-offs of $3.7 million.

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of fees generated from deposit relationships with our clients, fees generated from sales and referrals of loans, and income earned on bank-owned life insurance.

The following tables compare noninterest income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2024	2023	$	%
Gains and fees from sales of loans	$321	$931	$(610)	(65.5)%
Bank-owned life insurance	329	281	48	17.1
Service charges and fees	304	286	18	6.3
Other	(39)	28	(67)	Unfavorable
Total noninterest income	$915	$1,526	$(611)	(40.0)%
Noninterest income decreased by $0.6 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease in noninterest income was driven by lower gains from loan sales for the quarter ended March 31, 2024.

Noninterest Expense

The following table compares noninterest expense for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2024	2023	$	%
Salaries and employee benefits	$6,291	$6,081	$210	3.5%
Occupancy and equipment	2,322	2,084	238	11.4
Professional services	1,065	1,322	(257)	(19.4)
Data processing	740	671	69	10.3
Director fees	900	392	508	129.6
FDIC insurance	930	1,062	(132)	(12.4)
Marketing	114	151	(37)	(24.5)
Other	935	928	7	0.8
Total noninterest expense	$13,297	$12,691	$606	4.8%
Noninterest expense increased by $0.6 million to $13.3 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase in noninterest expense was primarily driven by an increase in director fees related to timing of compensation and accelerated vestings in connection with the death of a director.

Income Taxes

Income tax expense for the three months ended March 31, 2024 and 2023 totaled $1.3 million and $3.2 million, respectively. The effective tax rates for the three months ended March 31, 2024 and 2023 were 26.0% and 23.4%, respectively.

Financial Condition

Summary

Assets totaled $3.2 billion at March 31, 2024 a decrease of $60.2 million or 1.9% compared to December 31, 2023. Gross loans totaled $2.7 billion at March 31, 2024, a decrease of $39.0 million or 1.4% compared to December 31, 2023. Deposits totaled $2.7 billion at March 31, 2024, a decrease of $63.2 million, or 2.3% compared to December 31, 2023.

Shareholders’ equity totaled $268.0 million as of March 31, 2024, an increase of $2.3 million compared to December 31, 2023, primarily a result of net income of $3.8 million for the three months ended March 31, 2024. The increase was partially offset by dividends paid of $1.6 million and share repurchases of $0.9 million.

Loan Portfolio

We originate commercial real estate loans, construction loans, commercial business loans and consumer loans in our market. We also pursue certain types of commercial lending opportunities outside our market, particularly where we have strong business relationships. Our loan portfolio is the largest category of our earning assets.

Total loans before deferred loan fees and the ACL-Loans were $2.7 billion at March 31, 2024 and $2.7 billion at December 31, 2023. Total gross loans decreased $39.0 million as of March 31, 2024 compared to the year ended December 31, 2023.

The following table compares the composition of our loan portfolio for the dates indicated:

(In thousands)	At March 31, 2024	At December 31, 2023	Change
Real estate loans:
Residential	$49,098	$50,931	$(1,833)
Commercial	1,927,636	1,947,648	(20,012)
Construction	151,967	183,414	(31,447)
	2,128,701	2,181,993	(53,292)
Commercial business	508,912	500,569	8,343
Consumer	41,946	36,045	5,901
Total loans	$2,679,559	$2,718,607	$(39,048)

The following table compares the composition of our commercial real estate loan portfolio by non-owner occupied and owner occupied loans at March 31, 2024 and December 31, 2023:

	At March 31, 2024		At December 31, 2023		Change
	Total	%	Total	%	Total
	(Dollars in thousands)
Commercial real estate loans:
Non-owner occupied	$1,231,250	63.85%	$1,228,126	63.08%	$3,124
Owner occupied	697,002	36.15	718,780	36.92	(21,778)
Total commercial real estate loans(1)	$1,928,252	100.00%	$1,946,906	100.00%	$(18,654)
(1) Excludes the negative fair value effect of the portfolio layer swap of $616 thousand and the positive fair value effective of the portfolio layer swap of $742 thousand for Commercial Real Estate at March 31, 2024 and December 31, 2023, respectively.

The following table compares the composition of our commercial real estate loan portfolio by property type, and collateral location as of March 31, 2024:

Commercial Real Estate	CT	All Other NY	NYC	NJ	FL	OH	PA	All Other	Total(1)
	(Dollars in thousands)
Residential care(2)	$—	$63,308	$40,957	$22,329	$281,792	$80,009	$23,558	$101,792	$613,745
Retail	130,915	86,345	7,450	19,563	17,078	3,549	34,817	97,021	396,738
Multifamily	174,548	31,050	52,201	7,181	—	—	—	—	264,980
Office	66,507	22,786	—	38,190	2,279	—	—	59,851	189,613
Industrial / warehouse	74,438	14,248	19,943	17,138	2,778	—	—	23,046	151,591
Mixed use	41,669	1,147	50,803	10,000	—	—	—	—	103,619
Medical office	47,966	—	1,453	—	—	4,880	3,900	22,691	80,890
1-4 family investment	12,968	13,522	1,924	2,797	17,357	—	—	—	48,568
All other(3)	20,168	34,959	23,381	—	—	—	—	—	78,508
	$569,179	$267,365	$198,112	$117,198	$321,284	$88,438	$62,275	$304,401	$1,928,252
(1) Excludes the negative fair value effect of the portfolio layer swap of $616 thousand for Commercial Real Estate at March 31, 2024.
(2) Primarily consists of skilled nursing and assisted living facilities.
(3) Includes Special use, self storage, and land.
As of March 31, 2024, the Bank had $189.6 million of loans collateralized by offices, which represented 7.1% of the total loan portfolio. Most of the properties in this portfolio are in suburban locations, with no properties located in New York City. 98.4% of this portfolio was pass rated, and there were two relationships totaling $3.1 million on nonaccrual status. As of March 31, 2024, we had $265.0 million of loans collateralized by multifamily properties, which represented 9.9% of the total loan portfolio. 100% of the portfolio is pass rated and current. These properties are all located in Connecticut, New York, or New Jersey, with eight properties, totaling $52.2 million, located in New York City. 78.5% of the New York City exposure is located in Brooklyn, 12.1% in Manhattan and the remaining 9.4% in Queens. $16.3 million of the New York City exposure, or 0.6% of the total loan portfolio, have either rent stabilized or rent controlled units.
The following table presents an analysis of the commercial real estate portfolio's loan to value at origination and by property type as of March 31, 2024.

Commercial Real Estate	Total CRE Portfolio(1)	Percentage of Total CRE Portfolio	Loan to Value %
	(Dollars in thousands)
Property Type
Residential care(2)	$613,745	31.8%	67.5%
Retail	396,738	20.6	63.7
Multifamily	264,980	13.7	61.5
Office	189,613	9.8	64.0
Industrial / warehouse	151,591	7.9	63.2
Mixed use	103,619	5.4	60.9
Medical office	80,890	4.2	65.6
1-4 family investment	48,568	2.5	58.1
All other	78,508	4.1	53.2
Total	$1,928,252	100.0%	64.0%
(1) Excludes the negative fair value effect of the portfolio layer swap of $616 thousand for Commercial Real Estate at March 31, 2024.
(2) Primarily consists of skilled nursing and assisted living facilities.

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

Credit risk management involves a partnership between our relationship managers and our credit approval, portfolio management, credit administration and collections teams. Disciplined underwriting, portfolio monitoring and early problem recognition are important aspects of maintaining our high credit quality standards.

Nonperforming assets. Nonperforming assets include nonaccrual loans and property acquired through foreclosures or repossession. The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(In thousands)	At March 31, 2024	At December 31, 2023
Nonaccrual loans:
Real estate loans:
Residential	$1,237	$1,386
Commercial	19,083	23,009
Commercial business	16,841	15,430
Construction	9,382	9,382
Consumer	—	—
Total nonaccrual loans	46,543	49,207
Other real estate owned	—	—
Total nonperforming assets	$46,543	$49,207

Nonperforming assets to total assets	1.48%	1.53%
Nonaccrual loans to total gross loans	1.74%	1.81%
ACL-loans as a % of total loans	1.04%	1.03%
ACL-loans as a % of nonperforming loans	60.14%	56.79%
Total past due loans to total gross loans	1.44%	0.78%
Nonaccrual loans totaled $46.5 million at March 31, 2024 and $49.2 million at December 31, 2023.
There was no Other Real Estate Owned ("OREO") at March 31, 2024 or December 31, 2023.

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

Our charge-off policies, which comply with standards established by our banking regulators, are consistently applied from period to period. Charge-offs are recorded on a monthly basis, as incurred. Partially charged-off loans continue to be evaluated on a monthly basis and additional charge-offs or provisions for credit losses may be recorded on the remaining loan balance based on the same criteria.

The following table presents the activity in our ACL-Loans and related ratios for the dates indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Balance at beginning of period	$27,946	$22,431
CECL Day 1 Adjustment	—	5,079
Balance at beginning of period-Adjusted	27,946	27,510
Charge-offs:
Residential real estate	(132)	—
Commercial real estate	(3,306)	—
Commercial business	(197)	(440)
Consumer	(49)	(12)
Total charge-offs	(3,684)	(452)
Recoveries:
Commercial real estate	—	—
Commercial business	27	—
Consumer	4	6
Total recoveries	31	6
Net (charge-offs) recoveries	(3,653)	(446)
Provision for credit losses - loans	3,698	934
Balance at end of period	$27,991	$27,998
Net charge-offs to average loans	0.11%	0.02%
ACL-Loans to total gross loans	1.04%	1.01%

At March 31, 2024, our ACL-Loans was $28.0 million and represented 1.04% of total gross loans, compared to $27.9 million or 1.03% of total gross loans, at December 31, 2023.

The following table presents the allocation of the ACL-Loans balance and the related allocation percentage of these loans across the total loan portfolio:

	At March 31, 2024			At December 31, 2023
(Dollars in thousands)	ACL-Loans Amount	ACL-Loans Percentage	Loan Segment to Total Loans Percentage	ACL-Loans Amount	ACL-Loans Percentage	Loan Segment to Total Loans Percentage
Residential real estate	$133	0.48%	1.83%	$149	0.53%	1.87%
Commercial real estate	21,666	77.40	71.94	20,950	74.97	71.64
Construction	1,543	5.51	5.67	1,699	6.08	6.75
Commercial business	4,078	14.57	18.99	4,562	16.32	18.41
Consumer	571	2.04	1.57	586	2.10	1.33
Total ACL-Loans	$27,991	100.00%	100.00%	$27,946	100.00%	100.00%

The allocation of the ACL-Loans at March 31, 2024 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the ACL-Loans at March 31, 2024 is appropriate to cover probable losses.

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

Investment Securities

At March 31, 2024, the carrying value of our investment securities portfolio totaled $126.2 million and represented 4.0% of total assets, compared to $127.6 million, or 4.0% of total assets, at December 31, 2023.

The net unrealized loss position on our investment portfolio at March 31, 2024 was $8.0 million and included gross unrealized gains of $0.5 million. The net unrealized loss position on our investment portfolio at December 31, 2023 was $7.5 million and included gross unrealized gains of $0.8 million.

Deposit Activities and Other Sources of Funds

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest bearing demand	$376,248	14.07%	$346,172	12.65%
NOW	95,227	3.56	90,829	3.32
Money market	818,408	30.61	887,352	32.42
Savings	92,188	3.45	97,331	3.56
Time	1,291,451	48.31	1,315,073	48.05
Total deposits	$2,673,522	100.00%	$2,736,757	100.00%

Total deposits were $2.7 billion at March 31, 2024, a decrease of $63.2 million, from the balance at December 31, 2023.

Brokered certificates of deposits totaled $780.5 million at March 31, 2024 and $860.5 million at December 31, 2023, respectively. Brokered money market accounts totaled $51.4 million at March 31, 2024 and $91.4 million at December 31, 2023, respectively. There were no certificates of deposits from national listing services, one-way buy CDARS or one-way buy ICS at March 31, 2024 or December 31, 2023. Brokered deposits are comprised of Brokered CDs, brokered money market accounts, one-way buy CDARS, and one-way buy ICS.

As of March 31, 2024, our FDIC insured deposits were $1,907.6 million, or 71% of total deposits. Additionally, deposits totaling $110.6 million, or 4% of total deposits, are insured by standby letters of credit with the Federal Home Loan Bank of Boston.
At March 31, 2024 and December 31, 2023, time deposits with a denomination of $100 thousand or more, including CDARS and brokered deposits, totaled $1,164.0 million and $1,199.7 million, respectively, maturing during the periods indicated in the table below:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Maturing:
Within 3 months	$535,280	$343,084
After 3 but within 6 months	320,378	317,534
After 6 months but within 1 year	147,749	244,472
After 1 year	160,603	294,641
Total	$1,164,010	$1,199,731

We utilize advances from the Federal Home Loan Bank of Boston, or FHLB, as part of our overall funding strategy and to meet short-term liquidity needs, and to a lesser degree, manage interest rate risk arising from the difference in asset and liability maturities. Total FHLB advances were $90.0 million at both March 31, 2024 and December 31, 2023.

The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At March 31, 2024, the Bank had pledged $843.8 million of eligible loans as collateral to support borrowing capacity at the FHLB. As of March 31, 2024, the Bank had immediate availability to borrow an additional $327.8 million from the FHLB based on qualified collateral.

At March 31, 2024, the Bank had a secured borrowing line with the FRB, a letter of credit with the FHLB, and unsecured lines of credit with Zions Bank, Pacific Coast Bankers Bank ("PCBB"), and Atlantic Community Bankers Bank ("ACBB"). The total borrowing line, letter, or line of credit and the amount outstanding at March 31, 2024 is summarized below:

	March 31, 2024
	Total Letter or Line of Credit	Total Outstanding
	(Dollars in thousands)
FRB	$743,769	$—
FHLB	524,691	196,891
Zions Bank	45,000	—
PCBB	38,000	—
ACBB	12,000	—
Total	$1,363,460	$196,891

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

The Bank has a detailed liquidity funding policy and a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity. We employ a stress testing methodology to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of “business as usual” cash flows. The Bank has established unsecured borrowing capacity with Zions Bank, PCBB, and ACBB. The Bank also maintains additional collateralized borrowing capacity with the FRB and the FHLB in excess of levels used in the ordinary course of business. Our sources of liquidity include cash, unpledged investment securities, borrowings from the FRB, FHLB, lines of credit from Zions Bank, PCBB, and ACBB, the brokered deposit market and national CD listing services.

Capital Resources

Shareholders’ equity totaled $268.0 million as of March 31, 2024, an increase of $2.3 million compared to December 31, 2023, primarily a result of net income of $3.8 million for the three months ended March 31, 2024. The increase was partially offset by dividends paid of $1.6 million and share repurchases of $0.9 million.

The Bank and Company are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At March 31, 2024, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At March 31, 2024, the Bank’s ratio of Common Equity Tier 1 capital to risk-weighted assets was 11.60%, total capital to risk-weighted assets was 11.60%, Tier 1 capital to risk-weighted assets was 12.63% and Tier 1 capital to average assets was 10.09%. At March 31, 2024, the Company met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At March 31, 2024, the Company’s ratio of Common Equity Tier 1 capital to risk-weighted assets was 9.47%, total capital to risk-weighted assets was 9.47%, Tier 1 capital to risk-weighted assets was 12.96% and Tier 1 capital to average assets was 8.28%.

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

We use two sets of standard scenarios to measure net interest income at risk. For the Parallel Ramp Scenarios, rate changes are ramped over a twelve-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Parallel Shock Scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Simulation analysis involves projecting a future balance sheet structure and interest income and expense under the various rate scenarios. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than: 6% for a 100 basis point shift; 12% for a 200 basis point shift; and 18% for a 300 basis point shift. Per Company policy, the Bank should not be outside these limits for twelve consecutive months unless the Bank's forecasted capital ratios are considered to be "well capitalized". As of March 31, 2024, the Bank has met all minimum regulatory capital requirements to be considered "well capitalized".

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning March 31, 2024 and December 31, 2023:

Parallel Ramp	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	March 31, 2024	December 31, 2023
-100	1.20%	1.70%
+200	(2.20)	(3.20)

Parallel Shock	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	March 31, 2024	December 31, 2023
-100	1.90%	3.60%
+100	(1.20)	(2.70)
+200	(3.00)	(5.80)
+300	(4.10)	(8.10)

The net interest income at risk simulation results indicate that, as of March 31, 2024, we remain liability sensitive. The liability sensitivity is due to the fact that there are more liabilities than assets subject to repricing as market rates change.

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

The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:

	Estimated Percent Change in Economic Value of Equity ("EVE")
Rate Changes (basis points)	March 31, 2024	December 31, 2023
-100	1.90%	2.70%
+100	(2.80)	(3.80)
+200	(7.30)	(9.40)
+300	(9.80)	(12.60)

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

(b) Change in internal controls:

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company and the Bank are periodically involved in various legal proceedings as normal incident to their businesses. In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 1A. Risk Factors

There were no material changes in risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table includes information with respect to repurchases of the Company’s Common Stock during the three-month period ended March 31, 2024 under the Company’s share repurchase program.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2024 - January 31, 2024	—	$—	—	150,188
February 1, 2024 - February 29, 2024	6,983	25.06	6,983	143,205
March 1, 2024 - March 31, 2024	29,197	25.45	29,197	114,008
Total	36,180	$25.38	36,180

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

Subsequent to March 31, 2024, the Company purchased 9,744 shares at a weighted average price of $25.14 per share.

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

101
The following materials from Bankwell Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2024, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatting in Inline XBRL and contained in Exhibit 101)
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankwell Financial Group, Inc.
Date: May 8, 2024	/s/ Christopher R. Gruseke
Christopher R. Gruseke
President and Chief Executive Officer

Date: May 8, 2024	/s/ Courtney E. Sacchetti
Courtney E. Sacchetti
Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)