Form 10-Q
period 2024-06-30
Bankwell Financial Group, Inc.
filed 2024-08-07
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

or

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

As of July 31, 2024, there were 7,856,829 shares of the registrant’s common stock outstanding.

Bankwell Financial Group, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
Bankwell Financial Group, Inc.
Consolidated Balance Sheets - (unaudited)
(In thousands, except share data)

	June 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$234,277	$267,521
Federal funds sold	17,103	1,636
Cash and cash equivalents	251,380	269,157

Investment securities
Marketable equity securities, at fair value	2,079	2,070
Available for sale investment securities, at fair value	107,635	109,736
Held to maturity investment securities, at amortized cost (fair values of $28,966 and $15,903 at June 30, 2024 and December 31, 2023, respectively)	28,286	15,817
Total investment securities	138,000	127,623

Loans receivable (net of ACL-Loans of $36,083 at June 30, 2024 and $27,946 at December 31, 2023)	2,616,691	2,685,301
Accrued interest receivable	14,675	14,863
Federal Home Loan Bank stock, at cost	5,655	5,696
Premises and equipment, net	25,599	27,018
Bank-owned life insurance	52,097	51,435
Goodwill	2,589	2,589
Deferred income taxes, net	11,345	9,383
Other assets	23,623	22,417
Total assets	$3,141,654	$3,215,482
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$328,475	$346,172
Interest bearing deposits	2,333,900	2,390,585
Total deposits	2,662,375	2,736,757

Advances from the Federal Home Loan Bank	90,000	90,000
Subordinated debentures (face value of $70,000 and $70,000 at June 30, 2024 and December 31, 2023, respectively, less unamortized debt issuance costs of $672 and $795 at June 30, 2024 and December 31, 2023, respectively)	69,328	69,205
Accrued expenses and other liabilities	52,975	53,768
Total liabilities	2,874,678	2,949,730
Commitments and contingencies
Shareholders' equity
Common stock, no par value; 10,000,000 shares authorized, 7,866,499 and 7,882,616 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	118,037	118,247
Retained earnings	150,895	149,169
Accumulated other comprehensive loss	(1,956)	(1,664)
Total shareholders' equity	266,976	265,752

Total liabilities and shareholders' equity	$3,141,654	$3,215,482

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Income – (unaudited)
(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest and dividend income
Interest and fees on loans	$43,060	$42,482	$86,385	$82,205
Interest and dividends on securities	1,190	1,002	2,320	2,002
Interest on cash and cash equivalents	3,429	3,022	7,255	6,590
Total interest and dividend income	47,679	46,506	95,960	90,797

Interest expense
Interest expense on deposits	24,677	20,777	50,039	37,810
Interest expense on borrowings	1,783	1,738	3,555	3,455
Total interest expense	26,460	22,515	53,594	41,265

Net interest income	21,219	23,991	42,366	49,532

Provision for credit losses	8,183	2,579	11,866	3,405

Net interest income after provision for credit losses	13,036	21,412	30,500	46,127

Noninterest income
Bank-owned life insurance	333	292	662	573
Service charges and fees	495	361	799	647
Gains and fees from sales of loans	45	725	366	1,656
Other	(190)	23	(229)	51
Total noninterest income	683	1,401	1,598	2,927

Noninterest expense
Salaries and employee benefits	6,176	6,390	12,467	12,471
Occupancy and equipment	2,238	2,204	4,561	4,288
Professional services	989	692	2,054	2,014
Data processing	755	729	1,495	1,400
Director fees	306	453	1,206	845
FDIC insurance	705	1,050	1,635	2,112
Marketing	90	177	203	328
Other	986	946	1,921	1,874
Total noninterest expense	12,245	12,641	25,542	25,332
Income before income tax expense	1,474	10,172	6,556	23,722
Income tax expense	356	2,189	1,675	5,360
Net income	$1,118	$7,983	$4,881	$18,362

Earnings Per Common Share:
Basic	$0.14	$1.02	$0.62	$2.36
Diluted	$0.14	$1.02	$0.62	$2.34

Weighted Average Common Shares Outstanding:
Basic	7,747,675	7,593,417	7,705,598	7,574,160
Diluted	7,723,888	7,601,562	7,721,880	7,639,828
Dividends per common share	$0.20	$0.20	$0.40	$0.40

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Comprehensive Income (Loss) – (unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$1,118	$7,983	$4,881	$18,362
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available for sale securities	398	(1,941)	182	(1,189)
Reclassification adjustment for gains realized in net income	—	—	—	—
Net change in unrealized gains (losses)	398	(1,941)	182	(1,189)
Income tax (expense) benefit	(94)	446	7	328
Unrealized gains (losses) on securities, net of tax	304	(1,495)	189	(861)
Unrealized (losses) gains on interest rate swaps:
Unrealized (losses) gains on interest rate swaps	(709)	1,185	(583)	(796)
Income tax benefit (expense)	168	(272)	102	130
Unrealized (losses) gains on interest rate swaps, net of tax	(541)	913	(481)	(666)
Total other comprehensive (loss) income, net of tax	(237)	(582)	(292)	(1,527)
Comprehensive income	$881	$7,401	$4,589	$16,835

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders' Equity - (unaudited)
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at March 31, 2024	7,908,180	$118,401	$151,350	$(1,719)	$268,032
Net income	—	—	1,118	—	1,118
Other comprehensive (loss), net of tax	—	—	—	(237)	(237)
Cash dividends declared ($0.20 per share)	—	—	(1,573)	—	(1,573)
Stock-based compensation expense	—	622	—	—	622
Forfeitures of restricted stock	(2,600)	—	—	—	—
Issuance of restricted stock	1,059	—	—	—	—
Stock options exercised	—	—	—	—	—
Repurchase of common stock	(40,140)	(986)	—	—	(986)
Balance at June 30, 2024	7,866,499	$118,037	$150,895	$(1,956)	$266,976

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at March 31, 2023	7,843,438	$115,875	$127,566	$(1,134)	$242,307
Net income	—	—	7,983	—	7,983
Other comprehensive income, net of tax	—	—	—	(582)	(582)
Cash dividends declared ($0.20 per share)	—	—	(1,561)	—	(1,561)
Stock-based compensation expense	—	666	—	—	666
Forfeitures of restricted stock	(13,488)	—	—	—	—
Issuance of restricted stock	—	—	—	—	—
Stock options exercised	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—
Balance at June 30, 2023	7,829,950	$116,541	$133,988	$(1,716)	$248,813

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders' Equity - (unaudited)
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2023	7,882,616	$118,247	$149,169	$(1,664)	$265,752
Net income	—	—	4,881	—	4,881
Other comprehensive (loss), net of tax	—	—	—	(292)	(292)
Cash dividends declared ($0.40 per share)	—	—	(3,155)	—	(3,155)
Stock-based compensation expense	—	1,696	—	—	1,696
Forfeitures of restricted stock	(2,700)	—	—	—	—
Issuance of restricted stock	62,903	—	—	—	—
Stock options exercised	—	—	—	—	—
Repurchase of common stock	(76,320)	(1,906)	—	—	(1,906)
Balance at June 30, 2024	7,866,499	$118,037	$150,895	$(1,956)	$266,976

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2022	7,730,699	$115,018	$123,640	$(189)	$238,469
Cumulative effect of change in accounting principle (ASU No. 2016-13), net of tax	—	—	(4,893)	—	(4,893)
Balance as of January 1, 2023 as adjusted for changes in accounting principle	7,730,699	115,018	118,747	(189)	233,576
Net income	—	—	18,362	—	18,362
Other comprehensive income, net of tax	—	—	—	(1,527)	(1,527)
Cash dividends declared ($0.40 per share)	—	—	(3,121)	—	(3,121)
Stock-based compensation expense	—	1,368	—	—	1,368
Forfeitures of restricted stock	(15,438)	—	—	—	—
Issuance of restricted stock	106,009	—	—	—	—
Stock options exercised	8,680	155	—	—	155
Repurchase of common stock	—	—	—	—	—
Balance at June 30, 2023	7,829,950	$116,541	$133,988	$(1,716)	$248,813

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows – (unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$4,881	$18,362
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on investment securities	87	35
(Provision) credit for credit losses	11,866	3,405
Credit for deferred income taxes	(1,853)	(676)
Change in fair value of marketable equity securities	21	(6)
Depreciation and amortization	1,871	1,780
Amortization of debt issuance costs	123	123
Increase in cash surrender value of bank-owned life insurance	(662)	(573)
Gains and fees from sales of loans	(366)	(1,656)
Stock-based compensation	1,696	1,368
Loss (gain) on sale of premises and equipment	—	13
Net change in:
Deferred loan fees	(948)	(328)
Accrued interest receivable	188	(1,139)
Other assets	(66)	(2,488)
Accrued expenses and other liabilities	(660)	1,521
Net cash (used in) provided by operating activities	16,178	19,741

Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	2,288	2,496
Proceeds from principal repayments on held to maturity securities	81	103
Purchases of marketable equity securities	(30)	(24)
Purchases of held to maturity securities	(12,642)	—
Net decrease (increase) in loans	52,722	(120,107)
Proceeds from sales of loans not originated for sale	3,480	21,219
Purchases of premises and equipment, net	(452)	(1,655)
Reduction (purchases) of Federal Home Loan Bank stock	41	(480)
Net cash provided by (used in) investing activities	45,488	(98,448)

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows - (unaudited) (Continued)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from financing activities
Net change in time certificates of deposit	$(20,754)	$101,007
Net change in other deposits	(53,628)	(112,962)
Proceeds from exercise of options	—	155
Dividends paid on common stock	(3,155)	(3,121)
Repurchase of common stock	(1,906)	—
Net cash (used in) provided by financing activities	(79,443)	(14,921)
Net decrease in cash and cash equivalents	(17,777)	(93,628)
Cash and cash equivalents:
Beginning of year	269,157	355,679
End of period	$251,380	$262,051
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$54,003	$33,412
Income taxes	3,574	7,318
Noncash investing and financing activities:
Net change in unrealized gains or losses on available for sale securities	182	(1,189)
Net change in unrealized gains or losses on interest rate swaps	(583)	(796)
Establishment of right-of-use asset and lease liability	—	597
Transfer of loans from held-for-investment to held-for-sale	3,115	19,564

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

ACL-Securities

The Company individually evaluates the available for sale debt securities and held to maturity securities for impairment credit losses. Available for sale securities include U.S. Treasuries, mortgage-backed securities, and corporate bonds. U.S. Treasuries and mortgaged-backed securities are guaranteed by the U.S. Government and as a result, management has a zero loss expectation. No ACL-Securities was recorded for these securities as of June 30, 2024. For the corporate bond portfolio, the Company developed a metric that includes each issuer’s current credit ratings and key financial performance metrics to assess the underlying performance of each issuer. The analysis of the issuers’ performance and the intent of the Company to retain these securities support the determination that there is no expected credit loss, and therefore, no ACL-Securities were recognized on the corporate bond portfolio as of June 30, 2024. Of our held to maturity securities portfolio, one security’s fair value was less than its amortized cost as of June 30, 2024. Since this is a highly rated state agency and municipal obligation, the Company's expectation of nonpayment of the amortized cost basis is zero. No allowance for ALC-Securities was recorded for this security as of June 30, 2024.

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

2. Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at June 30, 2024 were as follows:

	June 30, 2024
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Less than one year	$19,993	$—	$(285)	$19,708
Due from one through five years	52,556	8	(2,951)	49,613
Due from five through ten years	17,832	—	(1,175)	16,657
Due after ten years	7,613	—	(919)	6,694
Total U.S. Government and agency obligations	97,994	8	(5,330)	92,672
Corporate bonds
Due from five through ten years	15,500	—	(1,678)	13,822
Due after ten years	1,500	—	(359)	1,141
Total corporate bonds	17,000	—	(2,037)	14,963

Total available for sale securities	$114,994	$8	$(7,367)	$107,635

Held to maturity securities:
State agency and municipal obligations
Due from five through ten years	$2,830	$—	$(75)	$2,755
Due after ten years	25,426	1,664	(910)	26,180
Government-sponsored mortgage backed securities
No contractual maturity	30	1	—	31
Total held to maturity securities	$28,286	$1,665	$(985)	$28,966

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

There were no sales of investment securities during the six months ended June 30, 2024 or 2023.

At June 30, 2024 and December 31, 2023, none of the Company's securities were pledged as collateral with the Federal Home Loan Bank ("FHLB") or any other institution.

As of June 30, 2024 and December 31, 2023, the actual durations of the Company's available for sale securities were significantly shorter than the stated maturities.

As of June 30, 2024, the Company held marketable equity securities with a fair value of $2.1 million and an amortized cost of $2.2 million. At December 31, 2023, the Company held marketable equity securities with a fair value of $2.1 million and an amortized cost of $2.2 million. These securities represent an investment in mutual funds that have an objective to make investments for Community Reinvestment Act ("CRA") purposes.

The following tables provide information regarding available for sale securities and held to maturity securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2024 and December 31, 2023:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)

June 30, 2024
U.S. Government and agency obligations	$—	$—	—%	$82,766	$(5,330)	6.05%	$82,766	$(5,330)	6.05%
Corporate bonds	—	—	—	14,963	(2,037)	11.98	14,963	(2,037)	11.98
State agency and municipal obligations	6,004	(164)	2.66	3,852	(821)	17.57	9,856	(985)	9.09
Total investment securities	$6,004	$(164)	2.66%	$101,581	$(8,188)	7.46%	$107,585	$(8,352)	7.20%

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)

December 31, 2023
U.S. Government and agency obligations	$—	$—	—%	$85,243	$(5,173)	5.72%	$85,243	$(5,173)	5.72%
Corporate bonds	—	—	—	14,510	(2,490)	14.65	14,510	(2,490)	14.65
State agency and municipal obligations	—	—	—	4,076	(631)	13.41	4,076	(631)	13.41
Total investment securities	$—	$—	—%	$103,829	$(8,294)	7.40%	$103,829	$(8,294)	7.40%

There were thirty-six and thirty-four available for sale securities or held to maturity securities as of June 30, 2024 and December 31, 2023, respectively, in which the fair value of the security was less than the amortized cost of the security.

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

The Company has the intent and ability to retain its investment securities in an unrealized loss position at June 30, 2024 until the decline in value has recovered or the security has matured.

3. Loans Receivable and ACL-Loans

The following table sets forth a summary of the loan portfolio at June 30, 2024 and December 31, 2023:

(In thousands)	June 30, 2024	December 31, 2023
Real estate loans:
Residential	$47,875	$50,931
Commercial	1,912,701	1,947,648
Construction	150,259	183,414
	2,110,835	2,181,993

Commercial business	503,444	500,569

Consumer	42,906	36,045
Total loans	2,657,185	2,718,607

ACL-Loans	(36,083)	(27,946)
Deferred loan origination fees, net	(4,411)	(5,360)
Loans receivable, net	$2,616,691	$2,685,301

Lending activities primarily consist of commercial real estate loans, commercial business loans and, to a lesser degree, consumer loans. Loans may also be granted for the construction of commercial properties. The majority of commercial mortgage loans are collateralized by first or second mortgages on real estate.

Risk management

The Company has established credit policies applicable to each type of lending activity in which it engages. The Company evaluates the creditworthiness of each client and extends credit of up to 80% of the market value of the collateral, (85% maximum for owner occupied commercial real estate), depending on the client's creditworthiness and the type of collateral. The client’s ability to service the debt is monitored on an ongoing basis. Real estate is the primary form of collateral. Other important forms of collateral are business assets, deposits and marketable securities. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment for commercial loans to be based on the client’s ability to generate continuing cash flows. The Company does not provide first or second lien residential mortgage loans secured by residential properties but has a small legacy portfolio which continues to amortize, pay off due to the sale of the collateral, or refinance away from the Company.

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

ACL-Loans

The following tables set forth the activity in the Company’s ACL-Loans for the three and six months ended June 30, 2024 and 2023, by portfolio segment:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended June 30, 2024
Beginning balance	$133	$21,666	$1,543	$4,078	$571	$27,991
Charge-offs	(9)	(522)	—	—	(12)	(543)
Recoveries	141	113	—	—	13	267
(Credit) provision for credit losses	(142)	1,216	729	6,569	(4)	8,368
Ending balance	$123	$22,473	$2,272	$10,647	$568	$36,083

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended June 30, 2023
Beginning balance	$207	$19,413	$1,070	$6,593	$715	$27,998
Charge-offs	—	—	—	—	(25)	(25)
Recoveries	—	—	—	32	11	43
(Credit) provision for credit losses	(17)	535	728	163	1,269	2,678
Ending balance	$190	$19,948	$1,798	$6,788	$1,970	$30,694

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Six Months Ended June 30, 2024
Beginning balance	$149	$20,950	$1,699	$4,562	$586	$27,946
Charge-offs	(141)	(3,828)	—	(197)	(61)	(4,227)
Recoveries	141	113	—	27	17	298
(Credit) provision for credit losses	(26)	5,238	573	6,255	26	12,066
Ending balance	$123	$22,473	$2,272	$10,647	$568	$36,083

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Six Months Ended June 30, 2023
Balance as of December 31, 2022	$163	$15,597	$311	$6,214	$146	$22,431
Day1 effect of CECL	80	4,987	611	(1,125)	526	5,079
Balance as of January 1, 2023 as adjusted for changes in accounting principle	243	20,584	922	5,089	672	27,510
Charge-offs	—	—	—	(439)	(37)	(476)
Recoveries	—	—	—	33	15	48
(Credit) provision for credit losses	(53)	(636)	876	2,105	1,320	3,612
Ending balance	$190	$19,948	$1,798	$6,788	$1,970	$30,694

We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purpose of the tables below. The following tables present loans by origination and risk designation as of June 30, 2024 and December 31, 2023 (dollars in thousands):

Term Loans
Amortized Cost Balances by Origination Year as of June 30, 2024
	2024	2023	2022	2021	2020	Prior	Total
Residential Real Estate Loans
Pass	$—	$—	$—	$—	$—	$44,331	$44,331
Special Mention	—	—	—	—	—	137	137
Substandard	—	—	—	—	—	3,652	3,652
Doubtful	—	—	—	—	—	—	—
Total Residential Real Estate Loans	$—	$—	$—	$—	$—	$48,120	$48,120
Residential Real Estate charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$141	$141

Commercial Real Estate Loans
Pass	$49,958	$90,747	$763,916	$259,337	$96,638	$540,643	$1,801,239
Special Mention	—	12,454	34,877	13,199	—	2,008	62,538
Substandard	—	18,470	—	16,516	13,993	—	48,979
Doubtful	—	—	—	1,594	—	4,423	6,017
Total Commercial Real Estate Loans	$49,958	$121,671	$798,793	$290,646	$110,631	$547,074	$1,918,773
Commercial Real Estate charge-off
Current period charge-offs	$—	$—	$—	$522	$—	$3,306	$3,828

Construction Loans
Pass	$—	$45,027	$44,930	$51,565	$—	$—	$141,522
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	9,362	9,362
Doubtful	—	—	—	—	—	—	—
Total Construction Loans	$—	$45,027	$44,930	$51,565	$—	$9,362	$150,884
Construction charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Business Loans
Pass	$66,944	$112,109	$199,731	$62,327	$6,485	$27,726	$475,322
Special Mention	—	—	7,479	1,009	—	—	8,488
Substandard	—	886	8,923	7,438	—	1,973	19,220
Doubtful	—	—	—	1,720	—	76	1,796
Total Commercial Business Loans	$66,944	$112,995	$216,133	$72,494	$6,485	$29,775	$504,826
Commercial Business charge-off
Current period charge-offs	$—	$—	$—	$197	$—	$—	$197

Consumer Loans
Pass	$—	$11,674	$29,466	$—	$—	$46	$41,186
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Consumer Loans	$—	$11,674	$29,466	$—	$—	$46	$41,186
Consumer charge-off
Current period charge-offs	$15	$—	$—	$46	$—	$—	$61

Total Loans
Pass	$116,902	$259,557	$1,038,043	$373,229	$103,123	$612,746	$2,503,600
Special Mention	—	12,454	42,356	14,208	—	2,145	71,163
Substandard	—	19,356	8,923	23,954	13,993	14,987	81,213
Doubtful	—	—	—	3,314	—	4,499	7,813
Total Loans	$116,902	$291,367	$1,089,322	$414,705	$117,116	$634,377	$2,663,789
Total charge-off
Current period charge-offs	$15	$—	$—	$765	$—	$3,447	$4,227

Term Loans
Amortized Cost Balances by Origination Year as of December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total
Residential Real Estate Loans
Pass	$—	$—	$—	$—	$—	$47,314	$47,314
Special Mention	—	—	—	—	—	140	140
Substandard	—	—	—	—	—	3,728	3,728
Doubtful	—	—	—	—	—	—	—
Total Residential Real Estate Loans	$—	$—	$—	$—	$—	$51,182	$51,182
Residential Real Estate charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate Loans
Pass	$95,881	$755,352	$310,811	$113,554	$133,996	$429,695	$1,839,289
Special Mention	12,333	35,136	13,203	—	2,035	114	62,821
Substandard	18,525	—	16,923	—	—	8,121	43,569
Doubtful	—	—	2,116	—	—	4,272	6,388
Total Commercial Real Estate Loans	$126,739	$790,488	$343,053	$113,554	$136,031	$442,202	$1,952,067
Commercial Real Estate charge-off
Current period charge-offs	$—	$—	$213	$—	$—	$611	$824

Construction Loans
Pass	$39,627	$67,788	$41,156	$26,156	$—	$—	$174,727
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	9,362	9,362
Doubtful	—	—	—	—	—	—	—
Total Construction Loans	$39,627	$67,788	$41,156	$26,156	$—	$9,362	$184,089
Construction charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Business Loans
Pass	$121,312	$234,997	$73,805	$9,291	$6,504	$32,293	$478,202
Special Mention	—	3,395	1,009	—	—	—	4,404
Substandard	892	8,934	7,910	—	—	2,092	19,828
Doubtful	—	—	—	—	—	103	103
Total Commercial Business Loans	$122,204	$247,326	$82,724	$9,291	$6,504	$34,488	$502,537
Commercial Business charge-off
Current period charge-offs	$—	$—	$—	$—	$440	$—	$440

Consumer Loans
Pass	$10,126	$25,406	$—	$—	$—	$37	$35,569
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Consumer Loans	$10,126	$25,406	$—	$—	$—	$37	$35,569
Consumer charge-off
Current period charge-offs	$83	$—	$—	$—	$—	$—	$83

Total Loans
Pass	$266,946	$1,083,543	$425,772	$149,001	$140,500	$509,339	$2,575,101
Special Mention	12,333	38,531	14,212	—	2,035	254	67,365
Substandard	19,417	8,934	24,833	—	—	23,303	76,487
Doubtful	—	—	2,116	—	—	4,375	6,491
Total Loans	$298,696	$1,131,008	$466,933	$149,001	$142,535	$537,271	$2,725,444
Total charge-off
Current period charge-offs	$83	$—	$213	$—	$440	$611	$1,347

Loans evaluated for impairment and the related ACL-Loans as of June 30, 2024 and December 31, 2023 were as follows:

	Portfolio	ACL-Loans
	(In thousands)
June 30, 2024
Loans individually evaluated for impairment:
Residential real estate	$3,631	$—
Commercial real estate	54,858	—
Construction	9,382	778
Commercial business	20,922	7,010
Consumer	26,159	—
Subtotal	114,952	7,788
Loans collectively evaluated for impairment:
Residential real estate	44,244	123
Commercial real estate	1,857,843	22,473
Construction	140,877	1,494
Commercial business	482,522	3,637
Consumer	16,747	568
Subtotal	2,542,233	28,295

Total	$2,657,185	$36,083

	Portfolio	ACL-Loans
	(In thousands)
December 31, 2023
Loans individually evaluated for impairment:
Residential real estate	$3,711	$—
Commercial real estate	49,935	955
Construction	9,382	—
Commercial business	19,848	—
Consumer	22,129	—
Subtotal	105,005	955
Loans collectively evaluated for impairment:
Residential real estate	47,220	149
Commercial real estate	1,897,713	19,995
Construction	174,032	1,699
Commercial business	480,721	4,562
Consumer	13,916	586
Subtotal	2,613,602	26,991

Total	$2,718,607	$27,946

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

The following tables present credit risk ratings by loan segment as of June 30, 2024 and December 31, 2023:

	Commercial Credit Quality Indicators
	June 30, 2024				December 31, 2023
	Commercial Real Estate	Construction	Commercial Business	Total	Commercial Real Estate	Construction	Commercial Business	Total
	(In thousands)
Pass	$1,795,570	$140,877	$474,105	$2,410,552	$1,835,136	$174,032	$476,358	$2,485,526
Special Mention	62,273	—	8,417	70,690	62,577	—	4,362	66,939
Substandard	48,836	9,382	19,131	77,349	43,542	9,382	19,745	72,669
Doubtful	6,022	—	1,791	7,813	6,393	—	104	6,497
Loss	—	—	—	—	—	—	—	—
Total loans	$1,912,701	$150,259	$503,444	$2,566,404	$1,947,648	$183,414	$500,569	$2,631,631

	Residential and Consumer Credit Quality Indicators
	June 30, 2024			December 31, 2023
	Residential Real Estate	Consumer	Total	Residential Real Estate	Consumer	Total
	(In thousands)
Pass	$44,109	$42,906	$87,015	$47,082	$36,045	$83,127
Special Mention	135	—	135	138	—	138
Substandard	3,631	—	3,631	3,711	—	3,711
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total loans	$47,875	$42,906	$90,781	$50,931	$36,045	$86,976

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

The following tables set forth certain information with respect to the Company's loan portfolio delinquencies by portfolio segment as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$997	$150	$1,189	$2,336	$45,539	$47,875
Commercial real estate	90	595	1,388	2,073	1,910,628	1,912,701
Construction	—	—	9,382	9,382	140,877	150,259
Commercial business	5	14	8,621	8,640	494,804	503,444
Consumer	—	—	—	—	42,906	42,906
Total loans	$1,092	$759	$20,580	$22,431	$2,634,754	$2,657,185

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$—	$1,220	$132	$1,352	$49,579	$50,931
Commercial real estate	195	282	1,851	2,328	1,945,320	1,947,648
Construction	—	—	9,382	9,382	174,032	183,414
Commercial business	6,568	1,648	—	8,216	492,353	500,569
Consumer	—	—	—	—	36,045	36,045
Total loans	$6,763	$3,150	$11,365	$21,278	$2,697,329	$2,718,607

There were no loans delinquent greater than 90 days and still accruing interest as of June 30, 2024 or December 31, 2023.

Loans on nonaccrual status

The following is a summary of nonaccrual loans by portfolio segment as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(In thousands)
Residential real estate	$1,339	$1,386
Commercial real estate	28,088	23,009
Commercial business	17,396	15,430
Construction	9,382	9,382
Consumer	—	—
Total	$56,205	$49,207

Interest income on loans that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the six months ended June 30, 2024 and 2023 was $1.2 million and $4.2 million, respectively.

At June 30, 2024 and December 31, 2023, there were no commitments to lend additional funds to any borrower on nonaccrual status. Nonaccrual loans with no specific reserve totaled $38.1 million and $48.3 million at June 30, 2024 and December 31, 2023, respectively, as these loans were deemed to be adequately collateralized.

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

The Company individually evaluates all insurance premium loans within the Consumer portfolio segment, irrespective of credit risk ratings.

The following table summarizes individually evaluated loans by portfolio segment as of June 30, 2024 and December 31, 2023.

	Carrying Amount		Unpaid Principal Balance		Associated ACL-Loans
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
	(In thousands)
Individually evaluated loans without a valuation allowance:
Residential real estate	$3,631	$3,711	$3,918	$4,022	$—	$—
Commercial real estate	54,858	43,942	59,372	45,032	—	—
Construction	—	9,382	—	9,382	—	—
Commercial business	12,224	19,848	13,310	20,502	—	—
Consumer	26,159	22,129	26,159	22,129	—	—
Total individually evaluated loans without a valuation allowance	96,872	99,012	102,759	101,067	—	—

Individually evaluated loans with a valuation allowance:
Residential real estate	$—	$—	$—	$—	$—	$—
Commercial real estate	—	5,993	—	6,017	—	955
Construction	9,382	—	9,382	—	778	—
Commercial business	8,698	—	9,089	—	7,010	—
Consumer	—	—	—	—	—	—
Total individually evaluated loans with a valuation allowance	18,080	5,993	18,471	6,017	7,788	955
Total individually evaluated loans	$114,952	$105,005	$121,230	$107,084	$7,788	$955

The following tables summarize the average carrying amount of individually evaluated loans and interest income recognized on individually evaluated loans by portfolio segment for the three and six months ended June 30, 2024 and 2023:

	Average Carrying Amount		Interest Income Recognized
	Three Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Individually evaluated loans without a valuation allowance:
Residential real estate	$3,640	$3,794	$42	$20
Commercial real estate	55,291	1,907	552	—
Commercial business	12,423	4,901	211	40
Construction	—	9,382	—	—
Consumer	26,156	—	400	—
Total individually evaluated loans without a valuation allowance	97,510	19,984	1,205	60
Individually evaluated loans with a valuation allowance:
Residential real estate	$—	$—	$—	$—
Commercial real estate	—	15,890	—	87
Commercial business	8,516	—	878	—
Construction	9,382	—	—	—
Consumer	—	—	—	—
Total individually evaluated loans with a valuation allowance	17,898	15,890	878	87
Total individually evaluated loans	$115,408	$35,874	$2,083	$147

	Average Carrying Amount		Interest Income Recognized
	Six Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Individually evaluated loans without a valuation allowance:
Residential real estate	$3,656	$3,814	$85	$40
Commercial real estate	57,247	1,912	1,094	—
Commercial business	12,745	5,035	618	84
Construction	—	9,382	—	—
Consumer	25,840	—	736	—
Total individually evaluated loans without a valuation allowance	99,488	20,143	2,533	124
Individually evaluated loans with a valuation allowance:
Residential real estate	$—	$—	$—	$—
Commercial real estate	—	15,891	—	173
Commercial business	8,607	—	1,039	—
Construction	9,382	—	—	—
Consumer	—	—	—	—
Total individually evaluated loans with a valuation allowance	17,989	15,891	1,039	173
Total individually evaluated loans	$117,477	$36,034	$3,572	$297

Loan Modifications

A loan will be considered modified as defined by ASU 2022-02 when both of the following conditions are met: 1) the borrower is experiencing financial difficulties and 2) the modification constitutes a direct change in contractual cash flows for a significant period of time. Modified terms are dependent upon the financial position and needs of the individual borrower.

There were no new loan modifications reportable under ASU 2022-02 at June 30, 2024 and December 31, 2023. The following table provides information on loans that were modified during the periods indicated.

	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2024	2023	2024	2023	2024	2023
Three Months Ended June 30,
Residential real estate	—	—	$—	$—	$—	$—
Commercial business	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Total	—	—	$—	$—	$—	$—

	Number of Loans		Pre-Modification		Post-Modification
(Dollars in thousands)	2024	2023	2024	2023	2024	2023
Six Months Ended June 30,
Residential real estate	—	—	$—	$—	$—	$—
Commercial business	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Total	—	—	$—	$—	$—	$—

Allowance for credit losses (ACL)-Unfunded Commitments

The Company has recorded ACL-Unfunded Commitments in Accrued expenses and other liabilities. The provision is recorded within the Provision for credit losses on the Company’s Consolidated Statements of Income. The following table presents a roll forward of the ACL-Unfunded Commitments for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Balance at beginning of period	$911	$1,165	$926	$80
Reversal of prior unfunded reserve	—	—	—	(80)
Day 1 effect of CECL	—	—	—	1,273
(Credit) for credit losses (unfunded commitments)	(185)	(99)	(200)	(207)
Balance at end of period	$726	$1,066	$726	$1,066

Components of Provision for Credit Losses

The following table summarizes the Provision for credit losses for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Provision for credit losses (loans)	$8,368	$2,678	$12,066	$3,612
(Credit) for credit losses (unfunded commitments)	(185)	(99)	(200)	(207)
Provision for credit losses	$8,183	$2,579	$11,866	$3,405

4. Shareholders' Equity

Common Stock

The Company has 10,000,000 shares authorized and 7,866,499 shares issued and outstanding at June 30, 2024 and 10,000,000 shares authorized and 7,882,616 shares issued and outstanding at December 31, 2023. The Company's stock is traded on the Nasdaq Global Market under the ticker symbol BWFG.

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

Issuer Purchases of Equity Securities

On December 19, 2018, the Company's Board of Directors authorized a share repurchase program of up to 400,000 shares of the Company's Common Stock and, on October 27, 2021, the Company’ Board of Directors authorized the repurchase of an additional 200,000 shares under its share repurchase program. The Company intends to accomplish the share repurchases through open market transactions, though the Company could accomplish repurchases through other means, such as privately negotiated transactions. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The share repurchase plan does not obligate the Company to acquire any particular amount of Common Stock, and it may be modified or suspended at any time at the Company's discretion. During the six months ended June 30, 2024, the Company purchased 76,320 shares of its Common Stock at a weighted average price of $24.95 per share. During the year ended December 31, 2023, the Company had no purchases of Common Stock.

5. Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives. The Company's derivative instruments are utilized to manage economic risks, including interest rate risk. Changes in fair value of the Company's cash flow swap derivatives are primarily driven by changes in interest rates and recognized in other comprehensive income. The Company’s total comprehensive income or loss for the three and six months ended June 30, 2024 and June 30, 2023 is reported in the Consolidated Statements of Comprehensive Income.

The following tables present the changes in accumulated other comprehensive (loss) income by component, net of tax for the three and six months ended June 30, 2024 and June 30, 2023:

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at March 31, 2024	$(5,926)	$4,207	$(1,719)
Other comprehensive income (loss) before reclassifications, net of tax	304	420	724
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	—	(961)	(961)
Net other comprehensive income (loss)	304	(541)	(237)
Balance at June 30, 2024	$(5,622)	$3,666	$(1,956)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at March 31, 2023	$(6,116)	$4,982	$(1,134)
Other comprehensive (loss) income before reclassifications, net of tax	(1,495)	1,770	275
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	—	(857)	(857)
Net other comprehensive (loss) income	(1,495)	913	(582)
Balance at June 30, 2023	$(7,611)	$5,895	$(1,716)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2023	$(5,810)	$4,146	$(1,664)
Other comprehensive income (loss) before reclassifications, net of tax	188	1,695	1,883
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	—	(2,175)	(2,175)
Net other comprehensive income (loss)	188	(480)	(292)
Balance at June 30, 2024	$(5,622)	$3,666	$(1,956)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2022	$(6,750)	$6,561	$(189)
Other comprehensive (loss) income before reclassifications, net of tax	(861)	973	112
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	—	(1,639)	(1,639)
Net other comprehensive (loss) income	(861)	(666)	(1,527)
Balance at June 30, 2023	$(7,611)	$5,895	$(1,716)

The following table provides information for the items reclassified from accumulated other comprehensive income or loss:

Accumulated Other Comprehensive Income Components	Three Months Ended June 30,		Six Months Ended June 30,		Associated Line Item in the Consolidated Statements of Income
	2024	2023	2024	2023
	(In thousands)
Derivatives:
Unrealized gains on derivatives	$1,257	$1,112	$2,514	$2,094	Interest expense on borrowings
Tax expense	(296)	(255)	(339)	(455)	Income tax expense
Net of tax	$961	$857	$2,175	$1,639

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

The following table is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Net income	$1,118	$7,983	$4,881	$18,362
Dividends to participating securities(1)	(40)	(41)	(79)	(84)
Undistributed earnings allocated to participating securities(1)	14	(172)	(52)	(403)
Net income for earnings per share calculation	$1,092	$7,770	$4,750	$17,875

Weighted average shares outstanding, basic	7,748	7,593	7,706	7,574
Effect of dilutive equity-based awards(2)	(24)	9	16	66
Weighted average shares outstanding, diluted	7,724	7,602	7,722	7,640
Net earnings per common share:
Basic earnings per common share	$0.14	$1.02	$0.62	$2.36
Diluted earnings per common share	$0.14	$1.02	$0.62	$2.34
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

As of June 30, 2024, the Bank and Company met all capital adequacy requirements to which they are subject. There are no conditions or events since then that management believes have changed this conclusion.

The capital amounts and ratios for the Bank and the Company at June 30, 2024 and December 31, 2023 were as follows:

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
June 30, 2024
Common Equity Tier 1 Capital to Risk-Weighted Assets	$324,443	11.67%	$194,589	7.00%	$180,690	6.50%
Tier I Capital to Risk-Weighted Assets	324,443	11.67%	236,287	8.50%	222,388	8.00%
Total Capital to Risk-Weighted Assets	359,216	12.92%	291,884	10.50%	277,985	10.00%
Tier I Capital to Average Assets	324,443	10.17%	127,556	4.00%	159,444	5.00%
			Minimum Regulatory Capital Required for Capital Adequacy		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Financial Group, Inc.
June 30, 2024
Common Equity Tier 1 Capital to Risk-Weighted Assets	$265,918	9.56%	$125,229	4.50%	$180,886	6.50%
Tier I Capital to Risk-Weighted Assets	265,918	9.56%	166,972	6.00%	222,629	8.00%
Total Capital to Risk-Weighted Assets	370,019	13.30%	222,629	8.00%	278,287	10.00%
Tier I Capital to Average Assets	265,918	8.34%	127,556	4.00%	159,444	5.00%

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
December 31, 2023
Common Equity Tier 1 Capital to Risk-Weighted Assets	$321,432	11.30%	$199,047	7.00%	$184,829	6.50%
Tier I Capital to Risk-Weighted Assets	321,432	11.30%	241,700	8.50%	227,482	8.00%
Total Capital to Risk-Weighted Assets	350,303	12.32%	298,571	10.50%	284,353	10.00%
Tier I Capital to Average Assets	321,432	9.81%	131,110	4.00%	163,888	5.00%
			Minimum Regulatory Capital Required for Capital Adequacy		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Financial Group, Inc.
December 31, 2023
Common Equity Tier 1 Capital to Risk-Weighted Assets	$264,209	9.28%	$128,121	4.50%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	264,209	9.28%	170,828	6.00%	N/A	N/A
Total Capital to Risk-Weighted Assets	362,285	12.72%	227,770	8.00%	N/A	N/A
Tier I Capital to Average Assets	264,209	8.05%	131,232	4.00%	N/A	N/A

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

Reserve Requirements on Cash

The Bank was not required to maintain a minimum reserve balance in the Federal Reserve Bank (FRB) at June 30, 2024 or December 31, 2023.

8. Deposits

At June 30, 2024 and December 31, 2023, deposits consisted of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Noninterest bearing demand deposit accounts	$328,475	$346,172
Interest bearing accounts:
NOW	122,112	90,829
Money market	825,599	887,352
Savings	91,870	97,331
Time certificates of deposit	1,294,319	1,315,073
Total interest bearing accounts	2,333,900	2,390,585
Total deposits	$2,662,375	$2,736,757

Maturities of time certificates of deposit as of June 30, 2024 and December 31, 2023 are summarized below:

	June 30, 2024	December 31, 2023
	(In thousands)
2024	$596,101	$979,807
2025	679,845	318,961
2026	1,413	24
2027	711	68
2028 and thereafter	16,249	16,213
Total	$1,294,319	$1,315,073
The aggregate amount of individual certificate accounts, with balances of $250,000 or more, was approximately $179.9 million at June 30, 2024 and $151.6 million at December 31, 2023.
Brokered certificates of deposits totaled $755.5 million at June 30, 2024 and $860.5 million at December 31, 2023, respectively. Brokered money market accounts totaled $52.1 million at June 30, 2024 and $91.4 million at December 31, 2023, respectively. There were no certificates of deposits from national listing services, one-way buy Certificate of Deposit Account Registry Service ("CDARS") or one-way buy Insured Cash Sweep Service ("ICS") at June 30, 2024 or December 31, 2023. Brokered deposits are comprised of Brokered CDs, brokered money market accounts, one-way buy CDARS, and one-way buy ICS.
The following table summarizes interest expense on deposits by account type for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
NOW	$49	$42	$88	$81
Money market	8,552	8,083	17,698	14,468
Savings	688	860	1,402	1,586
Time certificates of deposits	15,388	11,792	30,851	21,675
Total interest expense on deposits	$24,677	$20,777	$50,039	$37,810

9. Stock-Based Compensation

Equity award plans

The Company has unvested restricted stock outstanding under two equity award plans, which are collectively referred to as the “Stock Plans”. The current plan under which any future issuances of equity awards will be made is the 2022 Bankwell Financial Group, Inc. Stock Plan, or the “2022 Plan”. All equity awards made under the 2022 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of stock options or restricted stock. At June 30, 2024, there were 277,333 shares reserved for future issuance under the 2022 Plan.

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.

The following table presents the activity for restricted stock for the six months ended June 30, 2024:

	Six Months Ended June 30, 2024
	Number of Shares		Weighted Average Grant Date Fair Value
Unvested at beginning of period	254,328	(1)	$29.58
Granted	62,903	(2)	24.60
Vested	(83,006)	(3)	26.10
Forfeited	(2,700)		24.19
Unvested at end of period	231,525
(1)    Includes 33,115 shares of performance based restricted stock.
(2)    Includes 18,598 shares of performance based restricted stock.
(3)    Includes 15,694 shares of performance based restricted stock.

The total fair value of restricted stock awards vested during the six months ended June 30, 2024 was $2.2 million.

The Company's restricted stock expense for the six months ended June 30, 2024 and June 30, 2023 was $1.7 million and $1.4 million, respectively. At June 30, 2024, there was $6.5 million of unrecognized stock compensation expense for restricted stock, expected to be recognized over a weighted average period of 1.2 years.

Performance Based Restricted Stock: The Company has 36,019 shares of performance based restricted stock outstanding as of June 30, 2024 pursuant to the Company’s Stock Plans. The awards vest over a three year service period, provided certain performance metrics are met. The share quantity that ultimately vests can range between 0% and 200%, which is dependent on the degree to which the performance metrics are met. The Company records an expense over the vesting period based on (a) the probability that the performance metrics will be met and (b) the fair market value of the Company’s stock at the date of the grant.

10. Derivative Instruments

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, and duration of its funding along with the use of interest rate derivative financial instruments, namely interest rate swaps. The Company does not use derivatives for speculative purposes. As of June 30, 2024, the Company was a party to five cash flow swaps, designated as hedging instruments, to add stability to interest expense and to manage its exposure to the variability of the future cash flows attributable to the contractually specified interest rates. The notional amount for each swap is $25 million and in each case, the Company has entered into pay-fixed cash flow swaps to convert rolling 90-day Federal Home Loan Bank advances or brokered deposits. Cash flow swaps with a positive fair value are recorded as other assets and cash flow swaps with a negative fair value are recorded as other liabilities on the Consolidated Balance Sheets.

The Company terminated two cash flow swaps with a total notional amount of $50 million during the year ended December 31, 2022. The underlying debt associated with the terminated swaps was kept in place. The fair value of the terminated swaps totaled $134.4 thousand as of June 30, 2024. The fair value of the terminated swaps will be reclassified from other comprehensive income to interest expense on a straight-line basis over the original term of the hedging relationship.

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

The following table represents the carrying value of the portfolio layer method hedged asset and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
	Carrying Value of Hedged Asset		Hedged Items
	(In thousands)
Fixed Rate Asset (1)	$149,055	$150,915	$(945)	$915

(1) These amounts include the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. As of June 30, 2024 and December 31, 2023, the amortized cost basis of the closed portfolio used in this hedging relationship was $575.9 million and $611.5 million, the cumulative basis adjustments associated with this hedging relationships was $1.8 million and $1.1 million, respectively. As of June 30, 2024 and December 31, 2023, the amount of the designated hedged item was $150.0 million, respectively.

As of June 30, 2024, the Company has interest rate swaps not designated as hedging instruments, to minimize interest rate risk exposure with loans to clients.

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

Information about derivative instruments at June 30, 2024 and December 31, 2023 is as follows:

	As of June 30, 2024
	Derivative Assets			Derivative Liabilities
	Original Notional Amount	Balance Sheet Location	Fair Value	Original Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Cash flow swaps	$125,000	Other assets	$4,663	$—	Accrued expenses and other liabilities	$—
Fair value swap	$150,000	Other assets	$933	$—	Accrued expenses and other liabilities	$—

Derivatives not designated as hedging instruments:
Cash flow swaps(1)	$38,500	Other assets	$4,362	$38,500	Accrued expenses and other liabilities	$4,362

(1) Represents interest rate swaps with commercial banking clients, which are offset by derivatives with a third party.

Accrued interest receivables related to interest rate swaps as of June 30, 2024 totaled $0.9 million and is excluded from the fair value presented in the table above. The fair value of interest rate swaps in a net asset position, including accrued interest, totaled $6.6 million as of June 30, 2024.

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
The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects to reclassify $2.7 million to reduce interest expense during the next 12 months.
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

Changes in the consolidated statements of comprehensive income (loss) related to interest rate derivatives designated as hedges of cash flows were as follows for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Interest rate swaps designated as cash flow hedges:
Unrealized gain (loss) recognized in accumulated other comprehensive income before reclassifications	$548	$2,297	$1,931	$1,298
Amounts reclassified from accumulated other comprehensive income	(1,257)	(1,112)	(2,514)	(2,094)
Income tax (expense) benefit on items recognized in accumulated other comprehensive income	168	(272)	102	130
Other comprehensive income	$(541)	$913	$(481)	$(666)

The above unrealized gains and losses are reflective of market interest rates as of the respective balance sheet dates. Generally, a lower interest rate environment will result in a negative impact to comprehensive income whereas a higher interest rate environment will result in a positive impact to comprehensive income.

The following table summarizes the effect of the fair value hedging relationship recognized in the consolidated statements of income for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
(Loss) gain on fair value hedging relationship:
Hedged asset	$(192)	$(3,084)	$(1,860)	$(680)
Fair value derivative designated as hedging instrument	610	3,358	1,772	1,005
Total gain (loss) recognized in the consolidated statements of income within interest and fees on loans	$418	$274	$(88)	$325

The following tables summarize gross and net information about derivative instruments that are offset in the Consolidated Balance Sheets at June 30, 2024 and December 31, 2023:

	June 30, 2024
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets	$10,881	$—	$10,881	$—	$10,614	$267
(1) Includes accrued interest receivable totaling $923 thousand.

	June 30, 2024
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivative liabilities	$4,432	$—	$4,432	$—	$—	$4,432
(1) Includes accrued interest payable totaling $70 thousand.

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

The carrying values, fair values and placement in the fair value hierarchy of the Company's financial instruments at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$234,277	$234,277	$234,277	$—	$—
Federal funds sold	17,103	17,103	17,103	—	—
Marketable equity securities	2,079	2,079	2,079	—	—
Available for sale securities	107,635	107,635	69,321	38,314	—
Held to maturity securities	28,286	28,965	—	31	28,934
Loans receivable, net	2,616,691	2,582,592	—	—	2,582,592
Accrued interest receivable	14,675	14,675	—	14,675	—
FHLB stock	5,655	5,655	—	5,655	—
Servicing asset, net of valuation allowance	590	590	—	—	590
Derivative asset	9,958	9,958	—	9,958	—

Financial Liabilities:
Noninterest bearing deposits	$328,475	$328,475	$—	$328,475	$—
NOW and money market	947,711	947,711	—	947,711	—
Savings	91,870	91,870	—	91,870	—
Time deposits	1,294,319	1,294,759	—	—	1,294,759
Accrued interest payable	14,186	14,186	—	14,186	—
Advances from the FHLB	90,000	89,991	—	—	89,991
Subordinated debentures	69,328	64,788	—	—	64,788
Servicing liability	—	—	—	—	—
Derivative liability	4,362	4,362	—	4,362	—

	December 31, 2023
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$267,521	$267,521	$267,521	$—	$—
Federal funds sold	1,636	1,636	1,636	—	—
Marketable equity securities	2,070	2,070	2,070	—	—
Available for sale securities	109,736	109,736	62,514	47,222	—
Held to maturity securities	15,817	15,903	—	33	15,870
Loans receivable, net	2,685,301	2,659,667	—	—	2,659,667
Accrued interest receivable	14,863	14,863	—	14,863	—
FHLB stock	5,696	5,696	—	5,696	—
Servicing asset, net of valuation allowance	869	869	—	—	869
Derivative asset	8,819	8,819	—	8,819	—

Financial Liabilities:
Noninterest bearing deposits	$346,172	$346,172	$—	$346,172	$—
NOW and money market	978,181	978,181	—	978,181	—
Savings	97,331	97,331	—	97,331	—
Time deposits	1,315,073	1,315,233	—	—	1,315,233
Accrued interest payable	14,595	14,595	—	14,595	—
Advances from the FHLB	90,000	90,012	—	—	90,012
Subordinated debentures	69,205	63,060	—	—	63,060
Servicing liability	4	4	—	—	4
Derivative liability	4,496	4,496	—	4,496	—

The following methods and assumptions were used by management in estimating the fair value of its financial instruments:

Cash and due from banks, federal funds sold, accrued interest receivable and accrued interest payable: The carrying amount is a reasonable estimate of fair value.

Marketable equity securities and available for sale securities: Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The majority of the available for sale securities are considered to be Level 2 as other observable inputs are utilized, such as quoted prices for similar securities. Level 1 investment securities include investments in U.S. Treasury notes and in marketable equity securities for which a quoted price is readily available in the market. Level 3 held to maturity securities represent private placement municipal housing authority bonds for which no quoted market price is available. The fair value for these securities is estimated using a discounted cash flow model, using discount rates ranging from 5.3% to 7.1% as of June 30, 2024 and 4.5% to 6.9% as of December 31, 2023. These securities are CRA eligible investments.

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

Off-balance-sheet instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at June 30, 2024 and December 31, 2023.

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

Financial instruments measured at fair value on a recurring basis

The following table details the financial instruments carried at fair value on a recurring basis at June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the six months ended June 30, 2024 and for the year ended December 31, 2023.

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
June 30, 2024:
Marketable equity securities	$2,079	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	69,321	23,351	—
Corporate bonds	—	14,963	—
Derivative asset	—	9,958	—
Derivative liability	—	4,362	—

December 31, 2023:
Marketable equity securities	$2,070	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	62,514	32,712	—
Corporate bonds	—	14,510	—
Derivative asset	—	8,819	—
Derivative liability	—	4,496	—

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

The following table details the financial instruments measured at fair value on a nonrecurring basis at June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
June 30, 2024:
Individually evaluated loans	$—	$—	$107,164
Servicing asset, net	—	—	590

December 31, 2023:
Individually evaluated loans	$—	$—	$104,050
Servicing asset, net	—	—	865

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at June 30, 2024 and December 31, 2023:

	Fair Value	Valuation Methodology	Unobservable Input	Range
	(Dollars in thousands)
June 30, 2024:
Individually evaluated loans	$39,004	Appraisals	Discount to appraised value	8.00%
	26,159	Appraisals, cash surrender value life insurance, securities, cash held as collateral	Discounts to appraised value and securities value	—% - 8.00%
	42,001	Discounted cash flows	Discount rate	3.38% - 10.75%
	$107,164

Servicing asset, net	$590	Discounted cash flows	Discount rate	10.00%
			Prepayment rate	3.00% - 18.00%
December 31, 2023:
Individually evaluated loans	$31,527	Appraisals	Discount to appraised value	8.00%
	22,129	Appraisals, cash surrender value life insurance, securities, cash held as collateral	Discounts to appraised value and securities value	—% - 8.00%
	50,394	Discounted cash flows	Discount rate	3.38% - 10.75%
	$104,050

Servicing asset, net	$865	Discounted cash flows	Discount rate	10.00%
			Prepayment rate	3.00% - 17.00%

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

The Company incurred certain costs associated with the issuance of its subordinated debt. The Company capitalized these costs and they have been presented within subordinated debentures on the consolidated balance sheets. At June 30, 2024 and December 31, 2023, unamortized debt issuance costs were $0.7 million and $0.8 million, respectively. Debt issuance costs amortize over the expected life of the related debt. For the three months ended June 30, 2024 and 2023 the amortization expense for debt issuance costs were $62 thousand and $62 thousand, respectively, and were recognized as an increase to interest expense on borrowings within the Consolidated Statements of Income. For the six months ended June 30, 2024 and 2023 the amortization expense for debt issuance costs were $123 thousand and $123 thousand, respectively.

The Company recognized $0.8 million and $0.8 million in interest expense related to its subordinated debt for the three-month periods ended June 30, 2024 and 2023, respectively. The Company recognized $1.6 million and $1.6 million in interest expense related to its subordinated debt for the six-month periods ended June 30, 2024 and 2023, respectively.

14. Subsequent Events

On July 24, 2024, the Company’s Board of Directors declared a $0.20 per share cash dividend, payable on August 23, 2024, to shareholders of record on August 12, 2024.

Subsequent to June 30, 2024, through July 11, 2024, the Company purchased 9,670 shares at a weighted average price of $23.86 per share.

On July 31, 2024, a $3.0 million nonaccrual commercial real estate non-owner occupied loan was sold. As of July 31, 2024, nonaccrual loans were $53.1 million compared to $56.2 million as of June 30, 2024.

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

Earnings and Performance Overview

Revenues (net interest income plus noninterest income) for the three months ended June 30, 2024 were $21.9 million, versus $25.4 million for the quarter ended June 30, 2023. Revenues for the six months ended June 30, 2024 were $44.0 million, versus $52.5 million for the six months ended June 30, 2023. The decrease in revenues for the quarter and six months ended June 30, 2024 was attributable to an increase in interest expense on deposits and lower gains from loan sales partially offset by an increase in interest and fees on loans, given higher loan yields and prepayment fees.

Net income available to common shareholders was $1.1 million, or $0.14 per diluted share, and $8.0 million, or $1.02 per diluted share, for the three months ended June 30, 2024 and 2023, respectively. Net income available to common shareholders was $4.9 million, or $0.62 per diluted share, and $18.4 million, or $2.34 per diluted share, for the six months ended June 30, 2024 and 2023, respectively. The decrease in net income for the quarter and six months ended June 30, 2024 was primarily due to the aforementioned decrease in revenues and an increase in provision for credit losses.

Returns on average shareholders' equity and average assets for the three months ended June 30, 2024 were 1.65% and 0.14%, respectively, compared to 12.91% and 0.99%, respectively, for the three months ended June 30, 2023. Returns on average shareholders' equity and average assets for the six months ended June 30, 2024 were 3.61% and 0.31%, respectively, compared to 15.15% and 1.14%, respectively, for the six months ended June 30, 2023.

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

FTE net interest income for the three months ended June 30, 2024 and 2023 was $21.3 million and $24.1 million, respectively. FTE net interest income for the six months ended June 30, 2024 and 2023 was $42.5 million and $49.6 million, respectively.

FTE interest income for the three months ended June 30, 2024 increased by $1.1 million, or 2.3%, to $47.7 million, compared to FTE interest income for the three months ended June 30, 2023. FTE interest income for the six months ended June 30, 2024 increased by $5.2 million, or 5.7%, to $96.1 million, compared to FTE interest income for the six months ended June 30, 2023. This increase was due to an increase in interest and fees on loans due to higher overall loan yields.

Interest expense for the three months ended June 30, 2024 increased by $3.9 million compared to interest expense for the three months ended June 30, 2023. Interest expense for the six months ended June 30, 2024 increased by $12.3 million compared to interest expense for the six months ended June 30, 2023. The increase in interest expense for the three and six months ended June 30, 2024 was driven by an increase in interest expense on deposits, resulting from an increase in rates on interest bearing deposits.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables present the average balances and yields earned on interest earning assets and average balances and weighted average rates paid on our funding liabilities for the three and six months ended June 30, 2024 and 2023.

	For the Quarter Ended
	June 30, 2024			June 30, 2023
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets:
Cash and Fed funds sold	$273,301	$3,429	5.05%	$227,777	$3,023	5.32%
Securities(1)	137,360	1,139	3.32	128,576	955	2.97
Loans:
Commercial real estate	1,901,189	27,654	5.75	1,935,058	27,099	5.54
Residential real estate	49,046	772	6.30	56,981	643	4.51
Construction	159,184	2,871	7.14	206,844	3,691	7.06
Commercial business	523,382	11,028	8.34	557,482	10,646	7.55
Consumer	42,335	735	6.98	29,326	500	6.84
Total loans	2,675,136	43,060	6.37	2,785,691	42,579	6.05
Federal Home Loan Bank stock	5,655	118	8.47	5,610	98	7.00
Total earning assets	3,091,452	$47,746	6.11%	3,147,654	$46,655	5.86%
Other assets	95,453			96,603
Total assets	$3,186,905			$3,244,257

Liabilities and shareholders' equity:
Interest bearing liabilities:
NOW	$107,310	$49	0.18%	$98,048	$42	0.18%
Money market	833,489	8,552	4.13	902,225	8,083	3.59
Savings	90,987	688	3.04	112,585	860	3.06
Time	1,291,595	15,388	4.76	1,298,170	11,792	3.64
Total interest bearing deposits	2,323,381	24,677	4.27	2,411,028	20,777	3.46
Borrowed Money	159,288	1,783	4.50	163,138	1,738	4.21
Total interest bearing liabilities	2,482,669	$26,460	4.29%	2,574,166	$22,515	3.51%
Noninterest bearing deposits	368,516			375,514
Other liabilities	63,177			46,565
Total liabilities	2,914,362			2,996,245
Shareholders' equity	272,543			248,012
Total liabilities and shareholders' equity	$3,186,905			$3,244,257
Net interest income(2)		$21,286			$24,140
Interest rate spread			1.82%			2.36%
Net interest margin(3)			2.75%			3.07%
(1)Average balances and yields for securities are based on amortized cost.
(2)The adjustment for securities and loans taxable equivalency amounted to $67 thousand and $51 thousand for the three months ended June 30, 2024 and 2023, respectively.
(3)Annualized net interest income as a percentage of earning assets.
(4)Yields are calculated using the contractual day count convention for each respective product type.

	For the Six Months Ended
	June 30, 2024			June 30, 2023
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets:
Cash and Fed funds sold	$282,981	$7,255	5.16%	$271,328	$6,590	4.90%
Securities(1)	136,049	2,199	3.23	129,225	1,912	2.96
Loans:
Commercial real estate	1,911,896	56,295	5.82	1,926,852	52,125	5.38
Residential real estate	49,624	1,490	6.01	58,207	1,286	4.42
Construction	160,080	5,844	7.22	186,684	6,651	7.09
Commercial business	520,188	21,314	8.10	549,963	21,394	7.74
Consumer	41,150	1,442	7.05	23,971	749	6.30
Total loans	2,682,938	86,385	6.37	2,745,677	82,205	5.95
Federal Home Loan Bank stock	5,678	239	8.49	5,442	193	7.14
Total earning assets	3,107,646	$96,078	6.12%	3,151,672	$90,900	5.74%
Other assets	93,179			90,427
Total assets	$3,200,825			$3,242,099

Liabilities and shareholders' equity:
Interest bearing liabilities:
NOW	$99,493	$88	0.18%	$95,494	$81	0.17%
Money market	858,670	17,698	4.14	905,021	14,468	3.22
Savings	91,979	1,402	3.06	124,387	1,586	2.57
Time	1,304,332	30,851	4.76	1,275,417	21,675	3.43
Total interest bearing deposits	2,354,474	50,039	4.27	2,400,319	37,810	3.18
Borrowed Money	159,257	3,555	4.49	162,215	3,454	4.24
Total interest bearing liabilities	2,513,731	$53,594	4.29%	2,562,534	$41,264	3.25%
Noninterest bearing deposits	352,768			389,608
Other liabilities	62,775			45,494
Total liabilities	2,929,274			2,997,636
Shareholders' equity	271,551			244,463
Total liabilities and shareholders' equity	$3,200,825			$3,242,099
Net interest income(2)		$42,484			$49,636
Interest rate spread			1.83%			2.49%
Net interest margin(3)			2.73%			3.15%
(1)Average balances and yields for securities are based on amortized cost.
(2)The adjustment for securities and loans taxable equivalency amounted to $118 thousand and $102 thousand for the six months ended June 30, 2024 and 2023, respectively.
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

	Three Months Ended June 30, 2024 vs 2023 Increase (Decrease)			Six Months Ended June 30, 2024 vs 2023 Increase (Decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Cash and Fed funds sold	$579	$(173)	$406	$290	$375	$665
Securities	68	115	183	104	183	287
Loans:
Commercial real estate	(480)	1,035	555	(408)	4,578	4,170
Residential real estate	(99)	228	129	(210)	414	204
Construction	(859)	39	(820)	(969)	162	(807)
Commercial business	(676)	1,059	383	(1,179)	1,099	(80)
Consumer	226	8	234	591	101	692
Total loans	(1,888)	2,369	481	(2,175)	6,354	4,179
Federal Home Loan Bank stock	1	20	21	9	37	46
Total change in interest and dividend income	(1,240)	2,331	1,091	(1,772)	6,949	5,177
Interest expense:
Deposits:
NOW	4	2	6	3	5	8
Money market	(647)	1,116	469	(773)	4,003	3,230
Savings	(163)	(8)	(171)	(459)	274	(185)
Time	(60)	3,656	3,596	502	8,674	9,176
Total deposits	(866)	4,766	3,900	(727)	12,956	12,229
Borrowed money	(42)	87	45	(64)	164	100
Total change in interest expense	(908)	4,853	3,945	(791)	13,120	12,329
Change in net interest income	$(332)	$(2,522)	$(2,854)	$(981)	$(6,171)	$(7,152)

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

The provision for credit losses for the three months ended June 30, 2024 was $8.2 million compared to a provision for credit losses of $2.6 million for the three months ended June 30, 2023. The provision for credit losses for the for the six months ended June 30, 2024 was $11.9 million compared to a provision for credit losses of $3.4 million for the six months ended June 30, 2023. The increase in the provision for credit losses for the quarter was primarily due to an additional $7.4 million in specific reserve for two loans. Of the $7.4 million:

•$6.6 million is related to a specific reserve taken against an $8.7 million commercial business credit. The credit had been previously reported as a non-performing loan as of the fourth quarter of 2023 and had previously carried a $0.4 million specific reserve. The Company's estimated remaining exposure for the commercial business credit is $1.7 million.

•$0.8 million specific reserve was related to a construction loan.

The increase in provision for credit losses for the six months ended June 30, 2024 was primarily driven by aforementioned increase in specific reserves.

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of fees generated from deposit relationships with our clients, fees generated from sales and referrals of loans, and income earned on bank-owned life insurance.

The following tables compare noninterest income for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Change
(Dollars in thousands)	2024	2023	$	%
Gains and fees from sales of loans	$45	$725	$(680)	(93.8)%
Bank-owned life insurance	333	292	41	14.0
Service charges and fees	495	361	134	37.1
Other	(190)	23	(213)	Unfavorable
Total noninterest income	$683	$1,401	$(718)	(51.2)%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2024	2023	$	%
Gains and fees from sales of loans	$366	$1,656	$(1,290)	(77.9)%
Bank-owned life insurance	662	573	89	15.5
Service charges and fees	799	647	152	23.5
Other	(229)	51	(280)	Unfavorable
Total noninterest income	$1,598	$2,927	$(1,329)	(45.4)%
Noninterest income decreased by $0.7 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Noninterest income decreased by $1.3 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease in noninterest income for the three and six months ended June 30, 2024 was driven by lower gains from loan sales.

Noninterest Expense

The following table compares noninterest expense for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Change
(Dollars in thousands)	2024	2023	$	%
Salaries and employee benefits	$6,176	$6,390	$(214)	(3.3)%
Occupancy and equipment	2,238	2,204	34	1.5
Professional services	989	692	297	42.9
Data processing	755	729	26	3.6
Director fees	306	453	(147)	(32.5)
FDIC insurance	705	1,050	(345)	(32.9)
Marketing	90	177	(87)	(49.2)
Other	986	946	40	4.2
Total noninterest expense	$12,245	$12,641	$(396)	(3.1)%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2024	2023	$	%
Salaries and employee benefits	$12,467	$12,471	$(4)	—%
Occupancy and equipment	4,561	4,288	273	6.4
Professional services	2,054	2,014	40	2.0
Data processing	1,495	1,400	95	6.8
Director fees	1,206	845	361	42.7
FDIC insurance	1,635	2,112	(477)	(22.6)
Marketing	203	328	(125)	(38.1)
Other	1,921	1,874	47	2.5
Total noninterest expense	$25,542	$25,332	$210	0.8%

Noninterest expense decreased by $0.4 million to $12.2 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease in noninterest expense was primarily driven by a decrease in FDIC insurance costs mainly driven by a reduction in the Bank's brokered deposits. Noninterest expense increased by $0.2 million to $25.5 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in noninterest expense was primarily driven by an increase in director fees related to timing of compensation and accelerated vestings in connection with the death of a director. The increase was partially offset by a decrease in FDIC insurance costs mainly attributable by a reduction in the Bank's brokered deposits.

Income Taxes
Income tax expense for the three months ended June 30, 2024 and 2023 totaled $0.4 million and $2.2 million, respectively. The effective tax rates for the three months ended June 30, 2024 and 2023 were 24.2% and 21.5%, respectively. Income tax expense for the six months ended June 30, 2024 and 2023 totaled $1.7 million and $5.4 million, respectively. The effective tax rates for the six months ended June 30, 2024 and 2023 were 25.5% and 22.6%, respectively.

Financial Condition

Summary

Assets totaled $3.1 billion at June 30, 2024 a decrease of $73.8 million or 2.3% compared to December 31, 2023. Gross loans totaled $2.7 billion at June 30, 2024, a decrease of $61.4 million or 2.3% compared to December 31, 2023. Deposits totaled $2.7 billion at June 30, 2024, a decrease of $74.4 million, or 2.7% compared to December 31, 2023.

Shareholders’ equity totaled $267.0 million as of June 30, 2024, an increase of $1.2 million compared to December 31, 2023, primarily a result of net income of $4.9 million for the six months ended June 30, 2024. The increase was partially offset by dividends paid of $3.2 million.

Loan Portfolio

We originate commercial real estate loans, construction loans, commercial business loans and consumer loans in our market. We also pursue certain types of commercial lending opportunities outside our market, particularly where we have strong business relationships. Our loan portfolio is the largest category of our earning assets.

Total loans before deferred loan fees and the ACL-Loans were $2.7 billion at June 30, 2024 and $2.7 billion at December 31, 2023. Total gross loans decreased $61.4 million as of June 30, 2024 compared to the year ended December 31, 2023.

The following table compares the composition of our loan portfolio for the dates indicated:

(In thousands)	At June 30, 2024	At December 31, 2023	Change
Real estate loans:
Residential	$47,875	$50,931	$(3,056)
Commercial	1,912,701	1,947,648	(34,947)
Construction	150,259	183,414	(33,155)
	2,110,835	2,181,993	(71,158)
Commercial business	503,444	500,569	2,875
Consumer	42,906	36,045	6,861
Total loans	$2,657,185	$2,718,607	$(61,422)

The following table compares the composition of our commercial real estate loan portfolio by non-owner occupied and owner occupied loans at June 30, 2024 and December 31, 2023:

	At June 30, 2024		At December 31, 2023		Change
	Total	%	Total	%	Total
	(Dollars in thousands)
Commercial real estate loans:
Non-owner occupied	$1,236,826	64.64%	$1,228,126	63.08%	$8,700
Owner occupied	676,654	35.36	718,780	36.92	(42,126)
Total commercial real estate loans(1)	$1,913,480	100.00%	$1,946,906	100.00%	$(33,426)
(1) Excludes the negative fair value effect of the portfolio layer swap of $779 thousand and the positive fair value effective of the portfolio layer swap of $742 thousand for Commercial Real Estate at June 30, 2024 and December 31, 2023, respectively.

The following table compares the composition of our commercial real estate loan portfolio by property type, and collateral location as of June 30, 2024:

Commercial Real Estate	CT	All Other NY	NYC	NJ	FL	OH	PA	All Other	Total(1)
	(Dollars in thousands)
Residential care(2)	$—	$63,147	$40,763	$22,254	$281,136	$79,695	$23,350	$109,655	$620,000
Retail	123,982	85,171	7,439	19,475	17,078	3,512	34,641	95,500	386,798
Multifamily	173,567	52,050	51,807	7,160	—	—	—	—	284,584
Office	65,972	22,752	—	38,112	2,264	—	—	59,508	188,608
Industrial / warehouse	72,127	14,224	19,840	17,138	2,758	—	—	22,893	148,980
Mixed use	41,369	1,137	50,526	—	—	—	—	—	93,032
Medical office	47,631	—	1,439	—	—	4,842	3,900	22,522	80,334
1-4 family investment	12,358	13,513	1,912	2,786	17,297	—	—	—	47,866
All other(3)	20,001	19,989	23,288	—	—	—	—	—	63,278
	$557,007	$271,983	$197,014	$106,925	$320,533	$88,049	$61,891	$310,078	$1,913,480
(1) Excludes the negative fair value effect of the portfolio layer swap of $779 thousand for Commercial Real Estate at June 30, 2024.
(2) Primarily consists of skilled nursing and assisted living facilities.
(3) Includes Special use, self storage, and land.
As of June 30, 2024, the Bank had $188.6 million of loans collateralized by offices, which represented 9.9% of the total loan portfolio. Most of the properties in this portfolio are in suburban locations, with no properties located in New York City. 91.0% of this portfolio was pass rated, and there were three relationships totaling $16.9 million on nonaccrual status. As of June 30, 2024, we had $284.6 million of loans collateralized by multifamily properties, which represented 14.9% of the total loan portfolio. 100% of this portfolio is pass rated and current. These properties are all located in Connecticut, New York, or New Jersey, with nine properties, totaling $51.8 million, located in New York City. 79.0% of the New York City exposure is located in Brooklyn, 11.6% in Manhattan and the remaining 9.4% in Queens.
The following table presents an analysis of the commercial real estate portfolio's loan to value at origination and by property type as of June 30, 2024.

Commercial Real Estate	Total CRE Portfolio(1)	Percentage of Total CRE Portfolio	Loan to Value %
	(Dollars in thousands)
Property Type
Residential care(2)	$620,000	32.4%	62.2%
Retail	386,798	20.2	63.2
Multifamily	284,584	14.9	55.2
Office	188,608	9.9	65.3
Industrial / warehouse	148,980	7.8	60.5
Mixed use	93,032	4.9	50.3
Medical office	80,334	4.2	62.2
1-4 family investment	47,866	2.5	68.9
All other	63,278	3.3	63.8
Total	$1,913,480	100.0%	61.2%
(1) Excludes the negative fair value effect of the portfolio layer swap of $779 thousand for Commercial Real Estate at June 30, 2024.
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

Nonperforming assets. Nonperforming assets include nonaccrual loans and property acquired through foreclosures or repossession. The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(In thousands)	At June 30, 2024	At December 31, 2023
Nonaccrual loans:
Real estate loans:
Residential	$1,339	$1,386
Commercial	28,088	23,009
Commercial business	17,396	15,430
Construction	9,382	9,382
Consumer	—	—
Total nonaccrual loans	56,205	49,207
Other real estate owned	—	—
Total nonperforming assets	$56,205	$49,207

Nonperforming assets to total assets	1.79%	1.53%
Nonaccrual loans to total gross loans	2.12%	1.81%
ACL-loans as a % of total loans	1.36%	1.03%
ACL-loans as a % of nonperforming loans	64.20%	56.79%
Total past due loans to total gross loans	0.84%	0.78%
Nonaccrual loans totaled $56.2 million at June 30, 2024 and $49.2 million at December 31, 2023. The increase was primarily due to a $13.9 million commercial real estate non-owner occupied office loan put on nonaccrual during the six months ended June 30, 2024. This loan represents a 16.5% participation in a $84.3 million club transaction. The increase was partially offset by the payoff of two loans totaling $4.4 million and four loans that were partially charged-off for a total of $4.0 million during the six months ended June 30, 2024. Of the $56.2 million total nonaccrual loans, $8.2 million, or 14.6%, are SBA-guaranteed.

There was no Other Real Estate Owned ("OREO") at June 30, 2024 or December 31, 2023.

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

The following table presents the activity in our ACL-Loans and related ratios for the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Balance at beginning of period	$27,991	$27,998	$27,946	$22,431
CECL Day 1 Adjustment	—	—	—	5,079
Balance at beginning of period-Adjusted	27,991	27,998	27,946	27,510
Charge-offs:
Residential real estate	(9)	—	(141)	—
Commercial real estate	(522)	—	(3,828)	—
Commercial business	—	—	(197)	(439)
Consumer	(12)	(25)	(61)	(37)
Total charge-offs	(543)	(25)	(4,227)	(476)
Recoveries:
Residential real estate	141	—	141	—
Commercial real estate	113	—	113	—
Commercial business	—	32	27	33
Consumer	13	11	17	15
Total recoveries	267	43	298	48
Net (charge-offs) recoveries	(276)	18	(3,929)	(428)
Provision for credit losses - loans	8,368	2,678	12,066	3,612
Balance at end of period	$36,083	$30,694	$36,083	$30,694
Net charge-offs to average loans	0.01%	—%	0.15%	0.02%
ACL-Loans to total gross loans	1.36%	1.11%	1.36%	1.11%

At June 30, 2024, our ACL-Loans was $36.1 million and represented 1.36% of total gross loans, compared to $27.9 million or 1.03% of total gross loans, at December 31, 2023.

The following table presents the allocation of the ACL-Loans balance and the related allocation percentage of these loans across the total loan portfolio:

	June 30, 2024			December 31, 2023
(Dollars in thousands)	ACL-Loans Amount	ACL-Loans Percentage	Loan Segment to Total Loans Percentage	ACL-Loans Amount	ACL-Loans Percentage	Loan Segment to Total Loans Percentage
Residential real estate	$123	0.34%	1.80%	$149	0.53%	1.87%
Commercial real estate	22,473	62.28	71.98	20,950	74.97	71.64
Construction	2,272	6.30	5.65	1,699	6.08	6.75
Commercial business	10,647	29.51	18.95	4,562	16.32	18.41
Consumer	568	1.57	1.62	586	2.10	1.33
Total ACL-Loans	$36,083	100.00%	100.00%	$27,946	100.00%	100.00%

The allocation of the ACL-Loans at June 30, 2024 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the ACL-Loans at June 30, 2024 is appropriate to cover probable losses.

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

Investment Securities

At June 30, 2024, the carrying value of our investment securities portfolio totaled $138.0 million and represented 4.4% of total assets, compared to $127.6 million, or 4.0% of total assets, at December 31, 2023.

The net unrealized loss position on our investment portfolio at June 30, 2024 was $6.7 million and included gross unrealized gains of $1.7 million. The net unrealized loss position on our investment portfolio at December 31, 2023 was $7.5 million and included gross unrealized gains of $0.8 million.

Deposit Activities and Other Sources of Funds

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest bearing demand	$328,475	12.34%	$346,172	12.65%
NOW	122,112	4.59	90,829	3.32
Money market	825,599	31.01	887,352	32.42
Savings	91,870	3.45	97,331	3.56
Time	1,294,319	48.61	1,315,073	48.05
Total deposits	$2,662,375	100.00%	$2,736,757	100.00%

Total deposits were $2.7 billion at June 30, 2024, a decrease of $74.4 million, from the balance at December 31, 2023.

Brokered certificates of deposits totaled $755.5 million at June 30, 2024 and $860.5 million at December 31, 2023, respectively. Brokered money market accounts totaled $52.1 million at June 30, 2024 and $91.4 million at December 31, 2023, respectively. There were no certificates of deposits from national listing services, one-way buy CDARS or one-way buy ICS at June 30, 2024 or December 31, 2023. Brokered deposits are comprised of Brokered CDs, brokered money market accounts, one-way buy CDARS, and one-way buy ICS.

As of June 30, 2024, our FDIC insured deposits were $1,940.0 million, or 73% of total deposits. Additionally, deposits totaling $89.2 million, or 3% of total deposits, are insured by standby letters of credit with the Federal Home Loan Bank of Boston.

At June 30, 2024 and December 31, 2023, time deposits with a denomination of $100 thousand or more, including CDARS and brokered deposits, totaled $1,161.8 million and $1,199.7 million, respectively, maturing during the periods indicated in the table below:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Maturing:
Within 3 months	$225,804	$343,084
After 3 but within 6 months	302,890	317,534
After 6 months but within 1 year	526,399	244,472
After 1 year	106,674	294,641
Total	$1,161,767	$1,199,731

We utilize advances from the Federal Home Loan Bank of Boston, or FHLB, as part of our overall funding strategy and to meet short-term liquidity needs, and to a lesser degree, manage interest rate risk arising from the difference in asset and liability maturities. Total FHLB advances were $90.0 million at both June 30, 2024 and December 31, 2023.

The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At June 30, 2024, the Bank had pledged $815.2 million of eligible loans as collateral to support borrowing capacity at the FHLB. As of June 30, 2024, the Bank had immediate availability to borrow an additional $334.7 million from the FHLB based on qualified collateral.

At June 30, 2024, the Bank had a secured borrowing line with the FRB, a letter of credit with the FHLB, and unsecured lines of credit with Zions Bank, Pacific Coast Bankers Bank ("PCBB"), and Atlantic Community Bankers Bank ("ACBB"). The total borrowing line, letter, or line of credit and the amount outstanding at June 30, 2024 is summarized below:

	June 30, 2024
	Total Letter or Line of Credit	Total Outstanding
	(Dollars in thousands)
FRB	$791,751	$—
FHLB	506,610	171,871
Zions Bank	45,000	—
PCBB	38,000	—
ACBB	12,000	—
Total	$1,393,361	$171,871

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

Capital Resources

Shareholders’ equity totaled $267.0 million as of June 30, 2024, an increase of $1.2 million compared to December 31, 2023, primarily a result of net income of $4.9 million for the six months ended June 30, 2024. The increase was partially offset by dividends paid of $3.2 million.

The Bank and Company are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At June 30, 2024, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At June 30, 2024, the Bank’s ratio of Common Equity Tier 1 capital to risk-weighted assets was 11.67%, total capital to risk-weighted assets was 11.67%, Tier 1 capital to risk-weighted assets was 12.92% and Tier 1 capital to average assets was 10.17%. At June 30, 2024, the Company met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At June 30, 2024, the Company’s ratio of Common Equity Tier 1 capital to risk-weighted assets was 9.56%, total capital to risk-weighted assets was 9.56%, Tier 1 capital to risk-weighted assets was 13.30% and Tier 1 capital to average assets was 8.34%.

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

We use two sets of standard scenarios to measure net interest income at risk. For the Parallel Ramp Scenarios, rate changes are ramped over a twelve-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Parallel Shock Scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Simulation analysis involves projecting a future balance sheet structure and interest income and expense under the various rate scenarios. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than: 6% for a 100 basis point shift; 12% for a 200 basis point shift; and 18% for a 300 basis point shift. Per Company policy, the Bank should not be outside these limits for twelve consecutive months unless the Bank's forecasted capital ratios are considered to be "well capitalized". As of June 30, 2024, the Bank has met all minimum regulatory capital requirements to be considered "well capitalized".

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning June 30, 2024 and December 31, 2023:

Parallel Ramp	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	June 30, 2024	December 31, 2023
-100	1.70%	1.70%
+200	(4.00)	(3.20)

Parallel Shock	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	June 30, 2024	December 31, 2023
-100	1.90%	3.60%
+100	(1.40)	(2.70)
+200	(3.40)	(5.80)
+300	(4.80)	(8.10)

The net interest income at risk simulation results indicate that, as of June 30, 2024, we remain liability sensitive. The liability sensitivity is due to the fact that there are more liabilities than assets subject to repricing as market rates change.

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

The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:

	Estimated Percent Change in Economic Value of Equity ("EVE")
Rate Changes (basis points)	June 30, 2024	December 31, 2023
-100	1.80%	2.70%
+100	(3.00)	(3.80)
+200	(7.50)	(9.40)
+300	(10.20)	(12.60)

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

(b) Change in internal controls:

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table includes information with respect to repurchases of the Company’s Common Stock during the three-month period ended June 30, 2024 under the Company’s share repurchase program.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2024 - April 30, 2024	9,744	$25.14	9,744	104,264
May 1, 2024 - May 31, 2024	14,207	24.23	14,207	90,057
June 1, 2024 - June 30, 2024	16,189	24.49	16,189	73,868
Total	40,140	$24.55	40,140

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

101
The following materials from Bankwell Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatting in Inline XBRL and contained in Exhibit 101)
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankwell Financial Group, Inc.
Date: August 7, 2024	/s/ Christopher R. Gruseke
Christopher R. Gruseke
President and Chief Executive Officer

Date: August 7, 2024	/s/ Courtney E. Sacchetti
Courtney E. Sacchetti
Executive Vice President and Chief
Financial Officer
(Principal Financial Officer)