Form 10-Q/A
period 2024-06-30
Bankwell Financial Group, Inc.
filed 2024-08-08
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE
Bankwell Financial Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, which was originally filed with the Securities and Exchange Commission on August 7, 2024 (the “Original Filing”), to correct the period of the report date and the signature date on Exhibit 32 (Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) included in the Original Filing. The Edgar processor inadvertently included the Exhibit 32 for the period ending September 30, 2023, which reflected “September 30, 2023” as the Quarterly Report date and "November 8, 2023" as the signature date. Exhibit 32 filed with this Amendment reflects "June 30, 2024" as the Quarterly Report date and "August 8, 2024" as the signature date.

This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Except for the item described above or contained in this Amendment, this Amendment speaks as of the original filing date of the Original Filing, and does not modify, amend or update any other item or disclosures in the Original Filing.

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

Bankwell Financial Group, Inc.
Date: August 8, 2024	/s/ Christopher R. Gruseke
Christopher R. Gruseke
President and Chief Executive Officer

Date: August 8, 2024	/s/ Courtney E. Sacchetti
Courtney E. Sacchetti
Executive Vice President and Chief
Financial Officer
(Principal Financial Officer)
4