Form 10-Q
period 2024-09-30
Bankwell Financial Group, Inc.
filed 2024-11-06
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

or

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

As of October 30, 2024, there were 7,858,573 shares of the registrant’s common stock outstanding.

Bankwell Financial Group, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
Bankwell Financial Group, Inc.
Consolidated Balance Sheets - (unaudited)
(In thousands, except share data)

	September 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$275,829	$267,521
Federal funds sold	15,508	1,636
Cash and cash equivalents	291,337	269,157

Investment securities
Marketable equity securities, at fair value	2,148	2,070
Available for sale investment securities, at fair value	108,866	109,736
Held to maturity investment securities, at amortized cost (fair values of $37,125 and $15,903 at September 30, 2024 and December 31, 2023, respectively)	34,886	15,817
Total investment securities	145,900	127,623

Loans receivable (net of ACL-Loans of $27,752 at September 30, 2024 and $27,946 at December 31, 2023)	2,591,551	2,685,301
Accrued interest receivable	14,714	14,863
Federal Home Loan Bank stock, at cost	5,655	5,696
Premises and equipment, net	24,780	27,018
Bank-owned life insurance	52,443	51,435
Goodwill	2,589	2,589
Deferred income taxes, net	9,300	9,383
Other assets	22,811	22,417
Total assets	$3,161,080	$3,215,482
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$295,552	$346,172
Interest bearing deposits	2,392,619	2,390,585
Total deposits	2,688,171	2,736,757

Advances from the Federal Home Loan Bank	90,000	90,000
Subordinated debentures (face value of $70,000 and $70,000 at September 30, 2024 and December 31, 2023, respectively, less unamortized debt issuance costs of $611 and $795 at September 30, 2024 and December 31, 2023, respectively)	69,389	69,205
Accrued expenses and other liabilities	45,594	53,768
Total liabilities	2,893,154	2,949,730
Commitments and contingencies
Shareholders' equity
Common stock, no par value; 10,000,000 shares authorized, 7,858,573 and 7,882,616 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	118,429	118,247
Retained earnings	151,257	149,169
Accumulated other comprehensive loss	(1,760)	(1,664)
Total shareholders' equity	267,926	265,752

Total liabilities and shareholders' equity	$3,161,080	$3,215,482

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Income – (unaudited)
(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest and dividend income
Interest and fees on loans	$43,596	$43,854	$129,981	$126,059
Interest and dividends on securities	1,390	1,016	3,710	3,018
Interest on cash and cash equivalents	3,205	3,393	10,460	9,983
Total interest and dividend income	48,191	48,263	144,151	139,060

Interest expense
Interest expense on deposits	25,579	23,789	75,618	61,599
Interest expense on borrowings	1,895	1,783	5,450	5,238
Total interest expense	27,474	25,572	81,068	66,837

Net interest income	20,717	22,691	63,083	72,223

Provision (credit) for credit losses	6,296	(1,579)	18,162	1,826

Net interest income after provision (credit) for credit losses	14,421	24,270	44,921	70,397

Noninterest income
Bank-owned life insurance	346	303	1,008	876
Service charges and fees	575	294	1,374	941
Gains and fees from sales of loans	133	237	499	1,893
Other	102	(48)	(127)	3
Total noninterest income	1,156	786	2,754	3,713

Noninterest expense
Salaries and employee benefits	6,223	6,036	18,690	18,507
Occupancy and equipment	2,334	2,146	6,894	6,434
Professional services	1,142	491	3,196	2,505
Data processing	851	741	2,346	2,141
Director fees	292	362	1,498	1,207
FDIC insurance	853	1,026	2,488	3,138
Marketing	73	184	277	512
Other	1,097	1,219	3,018	3,093
Total noninterest expense	12,865	12,205	38,407	37,537
Income before income tax expense	2,712	12,851	9,268	36,573
Income tax expense	786	3,074	2,461	8,434
Net income	$1,926	$9,777	$6,807	$28,139

Earnings Per Common Share:
Basic	$0.24	$1.25	$0.86	$3.61
Diluted	$0.24	$1.25	$0.86	$3.58

Weighted Average Common Shares Outstanding:
Basic	7,715,040	7,598,230	7,708,768	7,582,272
Diluted	7,720,895	7,633,934	7,731,454	7,646,837
Dividends per common share	$0.20	$0.20	$0.60	$0.60

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Comprehensive Income (Loss) – (unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$1,926	$9,777	$6,807	$28,139
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available for sale securities	2,684	(752)	2,866	(1,941)
Reclassification adjustment for gains realized in net income	—	—	—	—
Net change in unrealized gains (losses)	2,684	(752)	2,866	(1,941)
Income tax (expense) benefit	(634)	173	(628)	501
Unrealized gains (losses) on securities, net of tax	2,050	(579)	2,238	(1,440)
Unrealized (losses) gains on interest rate swaps:
Unrealized (losses) gains on interest rate swaps	(2,429)	1,001	(3,012)	205
Income tax benefit (expense)	575	(230)	678	(100)
Unrealized (losses) gains on interest rate swaps, net of tax	(1,854)	771	(2,334)	105
Total other comprehensive income (loss), net of tax	196	192	(96)	(1,335)
Comprehensive income	$2,122	$9,969	$6,711	$26,804

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders' Equity - (unaudited)
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at June 30, 2024	7,866,499	$118,037	$150,895	$(1,956)	$266,976
Net income	—	—	1,926	—	1,926
Other comprehensive income, net of tax	—	—	—	196	196
Cash dividends declared ($0.20 per share)	—	—	(1,564)	—	(1,564)
Stock-based compensation expense	—	623	—	—	623
Forfeitures of restricted stock	(1,562)	—	—	—	—
Issuance of restricted stock	3,306	—	—	—	—
Repurchase of common stock	(9,670)	(231)	—	—	(231)
Balance at September 30, 2024	7,858,573	$118,429	$151,257	$(1,760)	$267,926

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at June 30, 2023	7,829,950	$116,541	$133,988	$(1,716)	$248,813
Net income	—	—	9,777	—	9,777
Other comprehensive income, net of tax	—	—	—	192	192
Cash dividends declared ($0.20 per share)	—	—	(1,560)	—	(1,560)
Stock-based compensation expense	—	640	—	—	640
Issuance of restricted stock	11,666	—	—	—	—
Repurchase of common stock	—	—	—	—	—
Balance at September 30, 2023	7,841,616	$117,181	$142,205	$(1,524)	$257,862

See accompanying notes to consolidated financial statements (unaudited)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2023	7,882,616	$118,247	$149,169	$(1,664)	$265,752
Net income	—	—	6,807	—	6,807
Other comprehensive (loss), net of tax	—	—	—	(96)	(96)
Cash dividends declared ($0.60 per share)	—	—	(4,719)	—	(4,719)
Stock-based compensation expense	—	2,319	—	—	2,319
Forfeitures of restricted stock	(4,262)	—	—	—	—
Issuance of restricted stock	66,209	—	—	—	—
Stock options exercised	—	—	—	—	—
Repurchase of common stock	(85,990)	(2,137)	—	—	(2,137)
Balance at September 30, 2024	7,858,573	$118,429	$151,257	$(1,760)	$267,926

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2022	7,730,699	$115,018	$123,640	$(189)	$238,469
Cumulative effect of change in accounting principle (ASU No. 2016-13), net of tax	—	—	(4,893)	—	$(4,893)
Balance as of January 1, 2023 as adjusted for changes in accounting principle	7,730,699	115,018	118,747	(189)	$233,576
Net income	—	—	28,139	—	28,139
Other comprehensive (loss), net of tax	—	—	—	(1,335)	(1,335)
Cash dividends declared ($0.60 per share)	—	—	(4,681)	—	(4,681)
Stock-based compensation expense	—	2,008	—	—	2,008
Forfeitures of restricted stock	(15,438)	—	—	—	—
Issuance of restricted stock	117,675	—	—	—	—
Stock options exercised	8,680	155	—	—	155
Repurchase of common stock	—	—	—	—	—
Balance at September 30, 2023	7,841,616	$117,181	$142,205	$(1,524)	$257,862

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows – (unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$6,807	$28,139
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on investment securities	131	51
Provision for credit losses	18,162	1,826
Provision (credit) for deferred income taxes	132	(114)
Change in fair value of marketable equity securities	(33)	49
Depreciation and amortization	2,805	2,683
Amortization of debt issuance costs	185	185
Increase in cash surrender value of bank-owned life insurance	(1,008)	(876)
Gains and fees from sales of loans	(499)	(1,893)
Stock-based compensation	2,319	2,008
Loss on sale of premises and equipment	—	13
Net change in:
Deferred loan fees	(1,458)	(1,048)
Accrued interest receivable	148	(2,579)
Other assets	(4,097)	(3,206)
Accrued expenses and other liabilities	(7,973)	7,216
Net cash provided by operating activities	15,621	32,454

Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	3,743	3,758
Proceeds from principal repayments on held to maturity securities	82	153
Purchases of marketable equity securities	(46)	(37)
Purchases of held to maturity securities	(19,289)	(50)
Net decrease (increase) in loans	73,376	(118,992)
Proceeds from sales of loans not originated for sale	4,662	24,127
Purchases of premises and equipment, net	(567)	(1,799)
Reduction (purchases) of Federal Home Loan Bank stock	41	(480)
Net cash provided by (used in) investing activities	62,002	(93,320)

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows - (unaudited) (Continued)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from financing activities
Net change in time certificates of deposit	$76,044	$112,899
Net change in other deposits	(124,631)	(145,091)
Proceeds from exercise of options	—	155
Dividends paid on common stock	(4,719)	(4,681)
Repurchase of common stock	(2,137)	—
Net cash used in financing activities	(55,443)	(36,718)
Net increase (decrease) in cash and cash equivalents	22,180	(97,584)
Cash and cash equivalents:
Beginning of year	269,157	355,679
End of period	$291,337	$258,095
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$82,911	$55,145
Income taxes	5,274	10,470
Noncash investing and financing activities:
Net change in unrealized gains or losses on available for sale securities	2,866	(1,941)
Net change in unrealized gains or losses on interest rate swaps	(3,012)	205
Establishment of right-of-use asset and lease liability	—	597
Transfer of loans from held-for-investment to held-for-sale	4,163	22,234

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

For collectively evaluated loans and related unfunded commitments, the Company utilizes software provided by a third party, which includes various models for forecasting expected credit losses, to calculate its ACL. Management selected lifetime loss rate models, utilizing CRE, C&I, and Consumer specific models, to calculate the expected losses over the life of each loan based on exposure at default, loan attributes and reasonable, supportable economic forecasts. The models selected by the Company in its ACL calculation rely upon historical losses from a broad cross section of U.S. banks that also utilize the same third party for ACL calculations. Management reviewed the third party’s analysis of the banks included in the models as part of their model development dataset and determined the Company’s loan portfolio composition by property type, balance distribution by loan age, and delinquency status are similar, which supports the use of these loss rate models. The Company also noted the third party’s model development dataset has loan concentrations that are evenly distributed across the United States, while the Company’s portfolio is mainly concentrated in the Northeast. Based on the disparate regional concentration, management determined that a select group of peer banks is necessary to scale the loss rate models to produce an ACL that is more representative of the Company’s loan portfolio. This peer-based calibration, called a "scalar", utilizes the loss rates of a subset of peer banks to appropriately scale the initial model results. These peers have been selected by the Company given their similar characteristics, such as loan portfolio composition and location, to better align the models’ results to the Company’s expected losses.

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

ACL-Securities

The Company individually evaluates the available for sale debt securities and held to maturity securities for impairment credit losses. Available for sale securities include U.S. Treasuries, mortgage-backed securities, and corporate bonds. U.S. Treasuries and mortgaged-backed securities are guaranteed by the U.S. Government and as a result, management has a zero loss expectation. No ACL-Securities was recorded for these securities as of September 30, 2024. For the corporate bond portfolio, the Company developed a metric that includes each issuer’s current credit ratings and key financial performance metrics to assess the underlying performance of each issuer. The analysis of the issuers’ performance and the intent of the Company to retain these securities support the determination that there is no expected credit loss, and therefore, no ACL-Securities was recognized on the corporate bond portfolio as of September 30, 2024. Of our held to maturity securities portfolio, one security’s fair value was less than its amortized cost as of September 30, 2024. Since this is a highly rated state agency and municipal obligation, the Company's expectation of nonpayment of the amortized cost basis is zero. No allowance for ACL-Securities was recorded for this security as of September 30, 2024.

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

2. Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at September 30, 2024 were as follows:

	September 30, 2024
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Less than one year	$24,972	$—	$(165)	$24,807
Due from one through five years	47,551	112	(1,818)	45,845
Due from five through ten years	16,925	—	(670)	16,255
Due after ten years	7,092	—	(600)	6,492
Total U.S. Government and agency obligations	96,540	112	(3,253)	93,399
Corporate bonds
Due from five through ten years	15,500	—	(1,173)	14,327
Due after ten years	1,500	—	(360)	1,140
Total corporate bonds	17,000	—	(1,533)	15,467

Total available for sale securities	$113,540	$112	$(4,786)	$108,866

Held to maturity securities:
State agency and municipal obligations
Due from one through five years	$5,383	$49	$—	$5,432
Due from five through ten years	2,819	30	—	2,849
Due after ten years	26,655	2,846	(687)	28,814

Government-sponsored mortgage backed securities
No contractual maturity	29	1	—	30
Total held to maturity securities	$34,886	$2,926	$(687)	$37,125

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

There were no sales of investment securities during the nine months ended September 30, 2024 or 2023.

At September 30, 2024 and December 31, 2023, none of the Company's securities were pledged as collateral with the Federal Home Loan Bank ("FHLB") or any other institution.

As of September 30, 2024 and December 31, 2023, the actual durations of the Company's available for sale securities were significantly shorter than the stated maturities.

As of September 30, 2024, the Company held marketable equity securities with a fair value of $2.1 million and an amortized cost of $2.2 million. At December 31, 2023, the Company held marketable equity securities with a fair value of $2.1 million and an amortized cost of $2.2 million. These securities represent an investment in mutual funds that have an objective to make investments for Community Reinvestment Act ("CRA") purposes.

The following tables provide information regarding available for sale securities and held to maturity securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2024 and December 31, 2023:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)

September 30, 2024
U.S. Government and agency obligations	$—	$—	—%	$83,369	$(3,253)	3.75%	$83,369	$(3,253)	3.75%
Corporate bonds	—	—	—	15,467	(1,533)	9.02	15,467	(1,533)	9.02
State agency and municipal obligations	3,319	(10)	0.29	3,978	(677)	14.55	7,297	(687)	8.60
Total investment securities	$3,319	$(10)	0.29%	$102,814	$(5,463)	27.32%	$106,133	$(5,473)	4.90%

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)

December 31, 2023
U.S. Government and agency obligations	$—	$—	—%	$85,243	$(5,173)	5.72%	$85,243	$(5,173)	5.72%
Corporate bonds	—	—	—	14,510	(2,490)	14.65	14,510	(2,490)	14.65
State agency and municipal obligations	—	—	—	4,076	(631)	13.41	4,076	(631)	13.41
Total investment securities	$—	$—	—%	$103,829	$(8,294)	7.40%	$103,829	$(8,294)	7.40%

There were thirty-five and thirty-four available for sale securities or held to maturity securities as of September 30, 2024 and December 31, 2023, respectively, in which the fair value of the security was less than the amortized cost of the security.

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

The Company has the intent and ability to retain its investment securities in an unrealized loss position at September 30, 2024 until the decline in value has recovered or the security has matured.

3. Loans Receivable and ACL-Loans

The following table sets forth a summary of the loan portfolio at September 30, 2024 and December 31, 2023:

(In thousands)	September 30, 2024	December 31, 2023
Real estate loans:
Residential	$45,553	$50,931
Commercial	1,887,942	1,947,648
Construction	160,292	183,414
	2,093,787	2,181,993

Commercial business	490,292	500,569

Consumer	39,126	36,045
Total loans	2,623,205	2,718,607

ACL-Loans	(27,752)	(27,946)
Deferred loan origination fees, net	(3,902)	(5,360)
Loans receivable, net	$2,591,551	$2,685,301

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

ACL-Loans

The following tables set forth the activity in the Company’s ACL-Loans for the three and nine months ended September 30, 2024 and 2023, by portfolio segment:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended September 30, 2024
Beginning balance	$123	$22,473	$2,272	$10,647	$568	$36,083
Charge-offs	—	(8,184)	(616)	(7,010)	(17)	(15,827)
Recoveries	—	1,013	—	(34)	1	980
(Credit) provision for credit losses	(21)	6,676	(51)	(83)	(5)	6,516
Ending balance	$102	$21,978	$1,605	$3,520	$547	$27,752

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended September 30, 2023
Beginning balance	$190	$19,948	$1,798	$6,788	$1,970	$30,694
Charge-offs	—	—	—	—	(32)	(32)
Recoveries	—	—	—	35	20	55
(Credit) provision for credit losses	(29)	788	(183)	(639)	(1,370)	(1,433)
Ending balance	$161	$20,736	$1,615	$6,184	$588	$29,284

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Nine Months Ended September 30, 2024
Beginning balance	$149	$20,950	$1,699	$4,562	$586	$27,946
Charge-offs	(141)	(12,012)	(616)	(7,207)	(78)	(20,054)
Recoveries	141	1,126	—	(7)	18	1,278
(Credit) provision for credit losses	(47)	11,914	522	6,172	21	18,582
Ending balance	$102	$21,978	$1,605	$3,520	$547	$27,752

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Nine Months Ended September 30, 2023
Beginning balance	$163	$15,597	$311	$6,214	$146	$22,431
Day1 effect of CECL	80	4,987	611	(1,125)	526	5,079
Balance as of January 1, 2023 as adjusted for changes in accounting principle	243	20,584	922	5,089	672	27,510
Charge-offs	—	—	—	(439)	(69)	(508)
Recoveries	—	—	—	68	35	103
(Credit) provision for credit losses	(82)	152	693	1,466	(50)	2,179
Ending balance	$161	$20,736	$1,615	$6,184	$588	$29,284

We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purpose of the tables below. The following tables present loans by origination and risk designation as of September 30, 2024 and December 31, 2023 (dollars in thousands):

Term Loans
Amortized Cost Balances by Origination Year as of September 30, 2024
	2024	2023	2022	2021	2020	Prior	Total
Residential Real Estate Loans
Pass	$—	$—	$—	$—	$—	$42,042	$42,042
Special Mention	—	—	—	—	—	135	135
Substandard	—	—	—	—	—	3,610	3,610
Doubtful	—	—	—	—	—	—	—
Total Residential Real Estate Loans	$—	$—	$—	$—	$—	$45,787	$45,787
Residential Real Estate charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$141	$141

Commercial Real Estate Loans
Pass	$90,005	$102,458	$703,277	$254,221	$96,133	$512,523	$1,758,617
Special Mention	—	18,413	43,393	23,620	—	1,995	87,421
Substandard	—	—	27,081	9,636	5,488	2,710	44,915
Doubtful	—	—	—	—	—	1,403	1,403
Total Commercial Real Estate Loans	$90,005	$120,871	$773,751	$287,477	$101,621	$518,631	$1,892,356
Commercial Real Estate charge-off
Current period charge-offs	$—	$—	$—	$523	$8,183	$3,306	$12,012

Construction Loans
Pass	$—	$43,929	$55,829	$52,474	$—	$—	$152,232
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	8,746	8,746
Doubtful	—	—	—	—	—	—	—
Total Construction Loans	$—	$43,929	$55,829	$52,474	$—	$8,746	$160,978
Construction charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$616	$616

Commercial Business Loans
Pass	$99,251	$105,538	$184,833	$52,276	$5,874	$27,208	$474,980
Special Mention	—	3,147	4,486	1,847	—	22	9,502
Substandard	145	392	1,915	7,144	—	—	9,596
Doubtful	—	—	—	—	—	65	65
Total Commercial Business Loans	$99,396	$109,077	$191,234	$61,267	$5,874	$27,295	$494,143
Commercial Business charge-off
Current period charge-offs	$—	$—	$7,010	$197	$—	$—	$7,207

Consumer Loans
Pass	$536	$7,644	$30,015	$—	$—	$46	$38,241
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Consumer Loans	$536	$7,644	$30,015	$—	$—	$46	$38,241
Consumer charge-off
Current period charge-offs	$23	$—	$—	$55	$—	$—	$78

Total Loans
Pass	$189,792	$259,569	$973,954	$358,971	$102,007	$581,819	$2,466,112
Special Mention	—	21,560	47,879	25,467	—	2,152	97,058
Substandard	145	392	28,996	16,780	5,488	15,066	66,867
Doubtful	—	—	—	—	—	1,468	1,468
Total Loans	$189,937	$281,521	$1,050,829	$401,218	$107,495	$600,505	$2,631,505
Total charge-off
Current period charge-offs	$23	$—	$7,010	$775	$8,183	$4,063	$20,054

Term Loans
Amortized Cost Balances by Origination Year as of December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total
Residential Real Estate Loans
Pass	$—	$—	$—	$—	$—	$47,314	$47,314
Special Mention	—	—	—	—	—	140	140
Substandard	—	—	—	—	—	3,728	3,728
Doubtful	—	—	—	—	—	—	—
Total Residential Real Estate Loans	$—	$—	$—	$—	$—	$51,182	$51,182
Residential Real Estate charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate Loans
Pass	$95,881	$755,352	$310,811	$113,554	$133,996	$429,695	$1,839,289
Special Mention	12,333	35,136	13,203	—	2,035	114	62,821
Substandard	18,525	—	16,923	—	—	8,121	43,569
Doubtful	—	—	2,116	—	—	4,272	6,388
Total Commercial Real Estate Loans	$126,739	$790,488	$343,053	$113,554	$136,031	$442,202	$1,952,067
Commercial Real Estate charge-off
Current period charge-offs	$—	$—	$213	$—	$—	$611	$824

Construction Loans
Pass	$39,627	$67,788	$41,156	$26,156	$—	$—	$174,727
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	9,362	9,362
Doubtful	—	—	—	—	—	—	—
Total Construction Loans	$39,627	$67,788	$41,156	$26,156	$—	$9,362	$184,089
Construction charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Business Loans
Pass	$121,312	$234,997	$73,805	$9,291	$6,504	$32,293	$478,202
Special Mention	—	3,395	1,009	—	—	—	4,404
Substandard	892	8,934	7,910	—	—	2,092	19,828
Doubtful	—	—	—	—	—	103	103
Total Commercial Business Loans	$122,204	$247,326	$82,724	$9,291	$6,504	$34,488	$502,537
Commercial Business charge-off
Current period charge-offs	$—	$—	$—	$—	$440	$—	$440

Consumer Loans
Pass	$10,126	$25,406	$—	$—	$—	$37	$35,569
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Consumer Loans	$10,126	$25,406	$—	$—	$—	$37	$35,569
Consumer charge-off
Current period charge-offs	$83	$—	$—	$—	$—	$—	$83

Total Loans
Pass	$266,946	$1,083,543	$425,772	$149,001	$140,500	$509,339	$2,575,101
Special Mention	12,333	38,531	14,212	—	2,035	254	67,365
Substandard	19,417	8,934	24,833	—	—	23,303	76,487
Doubtful	—	—	2,116	—	—	4,375	6,491
Total Loans	$298,696	$1,131,008	$466,933	$149,001	$142,535	$537,271	$2,725,444
Total charge-off
Current period charge-offs	$83	$—	$213	$—	$440	$611	$1,347

Loans evaluated for impairment and the related ACL-Loans as of September 30, 2024 and December 31, 2023 were as follows:

	Portfolio	ACL-Loans
	(In thousands)
September 30, 2024
Loans individually evaluated for impairment:
Residential real estate	$3,593	$—
Commercial real estate	46,360	—
Construction	8,766	—
Commercial business	9,595	3
Consumer	26,697	—
Subtotal	95,011	3
Loans collectively evaluated for impairment:
Residential real estate	41,960	102
Commercial real estate	1,841,582	21,978
Construction	151,526	1,605
Commercial business	480,697	3,517
Consumer	12,429	547
Subtotal	2,528,194	27,749

Total	$2,623,205	$27,752

	Portfolio	ACL-Loans
	(In thousands)
December 31, 2023
Loans individually evaluated for impairment:
Residential real estate	$3,711	$—
Commercial real estate	49,935	955
Construction	9,382	—
Commercial business	19,848	—
Consumer	22,129	—
Subtotal	105,005	955
Loans collectively evaluated for impairment:
Residential real estate	47,220	149
Commercial real estate	1,897,713	19,995
Construction	174,032	1,699
Commercial business	480,721	4,562
Consumer	13,916	586
Subtotal	2,613,602	26,991

Total	$2,718,607	$27,946

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

The following tables present credit risk ratings by loan segment as of September 30, 2024 and December 31, 2023:

	Commercial Credit Quality Indicators
	September 30, 2024				December 31, 2023
	Commercial Real Estate	Construction	Commercial Business	Total	Commercial Real Estate	Construction	Commercial Business	Total
	(In thousands)
Pass	$1,754,446	$151,526	$471,252	$2,377,224	$1,835,136	$174,032	$476,358	$2,485,526
Special Mention	87,136	—	9,445	96,581	62,577	—	4,362	66,939
Substandard	44,955	8,766	9,530	63,251	43,542	9,382	19,745	72,669
Doubtful	1,405	—	65	1,470	6,393	—	104	6,497
Loss	—	—	—	—	—	—	—	—
Total loans	$1,887,942	$160,292	$490,292	$2,538,526	$1,947,648	$183,414	$500,569	$2,631,631

	Residential and Consumer Credit Quality Indicators
	September 30, 2024			December 31, 2023
	Residential Real Estate	Consumer	Total	Residential Real Estate	Consumer	Total
	(In thousands)
Pass	$41,828	$39,126	$80,954	$47,082	$36,045	$83,127
Special Mention	133	—	133	138	—	138
Substandard	3,592	—	3,592	3,711	—	3,711
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total loans	$45,553	$39,126	$84,679	$50,931	$36,045	$86,976

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

The following tables set forth certain information with respect to the Company's loan portfolio delinquencies by portfolio segment as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$705	$—	$1,172	$1,877	$43,676	$45,553
Commercial real estate	5,061	9,474	28,489	43,024	1,844,918	1,887,942
Construction	—	—	8,766	8,766	151,526	160,292
Commercial business	523	853	9,897	11,273	479,019	490,292
Consumer	—	—	—	—	39,126	39,126
Total loans	$6,289	$10,327	$48,324	$64,940	$2,558,265	$2,623,205

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$—	$1,220	$132	$1,352	$49,579	$50,931
Commercial real estate	195	282	1,851	2,328	1,945,320	1,947,648
Construction	—	—	9,382	9,382	174,032	183,414
Commercial business	6,568	1,648	—	8,216	492,353	500,569
Consumer	—	—	—	—	36,045	36,045
Total loans	$6,763	$3,150	$11,365	$21,278	$2,697,329	$2,718,607

There was one loan greater than 90 days delinquent and still accruing interest as of September 30, 2024. This loan has a balance of $2.0 million and is related to a maturity administrative extension. There were no loans delinquent greater than 90 days and still accruing interest as of December 31, 2023.

Loans on nonaccrual status

The following is a summary of nonaccrual loans by portfolio segment as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(In thousands)
Residential real estate	$1,316	$1,386
Commercial real estate	46,360	23,009
Commercial business	9,101	15,430
Construction	8,766	9,382
Consumer	—	—
Total	$65,543	$49,207

Interest income on loans that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the nine months ended September 30, 2024 and 2023 was $3.0 million and $5.1 million, respectively. There was no interest income recognized on these loans for the nine months ended September 30, 2024 and 2023.

At September 30, 2024 and December 31, 2023, there were no commitments to lend additional funds to any borrower on nonaccrual status. Nonaccrual loans with no specific reserve totaled $64.9 million and $48.3 million at September 30, 2024 and December 31, 2023, respectively, as these loans were deemed to be adequately collateralized.

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

The Company also individually evaluated all insurance premium loans within the Consumer portfolio segment, irrespective of credit risk ratings.

The following table summarizes individually evaluated loans by portfolio segment as of September 30, 2024 and December 31, 2023.

	Carrying Amount		Unpaid Principal Balance		Associated ACL-Loans
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
	(In thousands)
Individually evaluated loans without a valuation allowance:
Residential real estate	$3,593	$3,711	$3,896	$4,022	$—	$—
Commercial real estate	46,360	43,942	56,338	45,032	—	—
Construction	8,766	9,382	9,382	9,382	—	—
Commercial business	8,985	19,848	17,196	20,502	—	—
Consumer	26,697	22,129	26,697	22,129	—	—
Total individually evaluated loans without a valuation allowance	94,401	99,012	113,509	101,067	—	—

Individually evaluated loans with a valuation allowance:
Residential real estate	$—	$—	$—	$—	$—	$—
Commercial real estate	—	5,993	—	6,017	—	955
Construction	—	—	—	—	—	—
Commercial business	610	—	694	—	3	—
Consumer	—	—	—	—	—	—
Total individually evaluated loans with a valuation allowance	610	5,993	694	6,017	3	955
Total individually evaluated loans	$95,011	$105,005	$114,203	$107,084	$3	$955

The following table summarizes the average carrying amount of individually evaluated loans and interest income recognized on individually evaluated loans by portfolio segment for the three and nine months ended September 30, 2024 and 2023:

	Average Carrying Amount		Interest Income Recognized
	Three Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Individually evaluated loans without a valuation allowance:
Residential real estate	$3,606	$3,760	$52	$28
Commercial real estate	52,072	1,900	287	—
Commercial business	13,703	6,387	128	48
Construction	9,176	9,382	—	—
Consumer	26,477	8,981	363	—
Total individually evaluated loans without a valuation allowance	105,034	30,410	830	76
Individually evaluated loans with a valuation allowance:
Residential real estate	$—	$—	$—	$—
Commercial real estate	—	21,934	—	87
Construction	—	—	—	—
Commercial business	629	3,092	11	—
Consumer	—	—	—	—
Total individually evaluated loans with a valuation allowance	629	25,026	11	87
Total individually evaluated loans	$105,663	$55,436	$841	$163

	Average Carrying Amount		Interest Income Recognized
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Individually evaluated loans without a valuation allowance:
Residential real estate	$3,640	$3,798	$142	$68
Commercial real estate	54,621	1,908	1,674	—
Commercial business	15,280	5,068	1,615	132
Construction	9,313	9,382	—	—
Consumer	26,052	7,144	1,050	—
Total individually evaluated loans without a valuation allowance	108,906	27,300	4,481	200
Individually evaluated loans with a valuation allowance:
Residential real estate	$—	$—	$—	$—
Commercial real estate	—	21,996	—	260
Commercial business	647	1,470	38	—
Construction	—	—	—	—
Consumer	—	—	—	—
Total individually evaluated loans with a valuation allowance	647	23,466	38	260
Total individually evaluated loans	$109,553	$50,766	$4,519	$460

Loan Modifications

A loan will be considered modified as defined by ASU 2022-02 when both of the following conditions are met: 1) the borrower is experiencing financial difficulties and 2) the modification constitutes a direct change in contractual cash flows for a significant period of time. Modified terms are dependent upon the financial position and needs of the individual borrower.

There were no new loan modifications reportable under ASU 2022-02 at September 30, 2024 and December 31, 2023.

Allowance for credit losses (ACL)-Unfunded Commitments

The Company has recorded ACL-Unfunded Commitments in Accrued expenses and other liabilities, with the provision recorded within the Provision for credit losses on the Company’s Consolidated Statements of Income. The following table presents a roll forward of the ACL-Unfunded Commitments for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Balance at beginning of period	$726	$1,066	$926	$80
Reversal of prior unfunded reserve	—	—	—	(80)
Day 1 effect of CECL	—	—	—	1,273
Credit for credit losses (unfunded commitments)	(220)	(146)	(420)	(353)
Balance at end of period	$506	$920	$506	$920

Components of Provision for Credit Losses

The following table summarizes the Provision for credit losses for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Provision (credit) for credit losses (loans)	$6,516	$(1,433)	$18,582	$2,179
Credit for credit losses (unfunded commitments)	(220)	(146)	(420)	(353)
Provision (credit) provision for credit losses	$6,296	$(1,579)	$18,162	$1,826

4. Shareholders' Equity

Common Stock

The Company has 10,000,000 shares authorized and 7,858,573 shares issued and outstanding at September 30, 2024 and 10,000,000 shares authorized and 7,882,616 shares issued and outstanding at December 31, 2023. The Company's stock is traded on the Nasdaq Global Market under the ticker symbol BWFG.

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

Issuer Purchases of Equity Securities

On December 19, 2018, the Company's Board of Directors authorized a share repurchase program ("Prior Plan") of up to 400,000 shares of the Company's common Stock and, on October 27, 2021, the Company’ Board of Directors authorized the repurchase of an additional 200,000 shares under the Prior Plan. During the nine months ended September 30, 2024, the Company purchased 85,990 shares of its common stock at a weighted average price of $24.82. During the year ended December 31, 2023, the Company had no purchases of common stock. To date, the Company has purchased 535,802 shares of the Company’s common stock pursuant to the Prior Plan.

On October 28, 2024, the Company announced that on October 23, 2024, its Board of Directors authorized a share repurchase plan ("New Plan"). Under the terms of the New Plan, the Company is authorized to buy back up to 250,000 shares of its outstanding common stock. In connection with the authorization of the New Plan, the Company terminated the Prior Plan.

The Company intends to accomplish the share repurchases under the New Plan through open market transactions, although the Company could accomplish repurchases through other means, such as privately negotiated transactions. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws (such as 10b-18 and 10b5-1 rules under the Securities Exchange Act of 1934) and other factors. The New Plan does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company's discretion. The Company expects to fund any repurchases from cash on hand.

5. Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives. The Company's derivative instruments are utilized to manage economic risks, including interest rate risk. Changes in fair value of the Company's cash flow swap derivatives are primarily driven by changes in interest rates and recognized in other comprehensive income. The Company’s total comprehensive income or loss for the three and nine months ended September 30, 2024 and September 30, 2023 is reported in the Consolidated Statements of Comprehensive Income.

The following tables present the changes in accumulated other comprehensive (loss) income by component, net of tax for the three and nine months ended September 30, 2024 and September 30, 2023:

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at June 30, 2024	$(5,622)	$3,666	$(1,956)
Other comprehensive income (loss) before reclassifications, net of tax	2,050	(1,338)	712
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(516)	(516)
Net other comprehensive income (loss)	2,050	(1,854)	196
Balance at September 30, 2024	$(3,572)	$1,812	$(1,760)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at June 30, 2023	$(7,611)	$5,895	$(1,716)
Other comprehensive (loss) income before reclassifications, net of tax	(579)	1,718	1,139
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(947)	(947)
Net other comprehensive (loss) income	(579)	771	192
Balance at September 30, 2023	$(8,190)	$6,666	$(1,524)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2023	$(5,810)	$4,146	$(1,664)
Other comprehensive income (loss) before reclassifications, net of tax	2,238	357	2,595
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(2,691)	(2,691)
Net other comprehensive income (loss)	2,238	(2,334)	(96)
Balance at September 30, 2024	$(3,572)	$1,812	$(1,760)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2022	$(6,750)	$6,561	$(189)
Other comprehensive (loss) income before reclassifications, net of tax	(1,440)	1,696	256
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(1,591)	(1,591)
Net other comprehensive (loss) income	(1,440)	105	(1,335)
Balance at September 30, 2023	$(8,190)	$6,666	$(1,524)

The following table provides information for the items reclassified from accumulated other comprehensive income or loss:

Accumulated Other Comprehensive Income Components	Three Months Ended September 30,		Nine Months Ended September 30,		Associated Line Item in the Consolidated Statements of Income
	2024	2023	2024	2023
	(In thousands)
Derivatives:
Unrealized gains (losses) on derivatives	$1,087	$1,229	$3,601	$3,323	Interest expense on borrowings
Tax (expense) benefit	(257)	(282)	(908)	(1,732)	Income tax expense
Net of tax	$830	$947	$2,693	$1,591

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

The following table is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Net income	$1,926	$9,777	$6,807	$28,139
Dividends to participating securities(1)	(38)	(41)	(117)	(125)
Undistributed earnings allocated to participating securities(1)	(9)	(209)	(53)	(613)
Net income for earnings per share calculation	$1,879	$9,527	$6,637	$27,401

Weighted average shares outstanding, basic	7,715	7,598	7,709	7,582
Effect of dilutive equity-based awards(2)	6	36	22	65
Weighted average shares outstanding, diluted	7,721	7,634	7,731	7,647
Net earnings per common share:
Basic earnings per common share	$0.24	$1.25	$0.86	$3.61
Diluted earnings per common share	$0.24	$1.25	$0.86	$3.58
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

As of September 30, 2024, the Bank and Company met all capital adequacy requirements to which they are subject. There are no conditions or events since then that management believes have changed this conclusion.

The capital amounts and ratios for the Bank and the Company at September 30, 2024 and December 31, 2023 were as follows:

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
September 30, 2024
Common Equity Tier 1 Capital to Risk-Weighted Assets	$323,558	11.80%	$192,019	7.00%	$178,304	6.50%
Total Capital to Risk-Weighted Assets	351,815	12.83%	288,029	10.50%	274,313	10.00%
Tier I Capital to Risk-Weighted Assets	323,558	11.80%	233,166	8.50%	219,451	8.00%
Tier I Capital to Average Assets	323,558	10.24%	126,432	4.00%	158,040	5.00%
			Minimum Regulatory Capital Required for Capital Adequacy		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Financial Group, Inc.
September 30, 2024
Common Equity Tier 1 Capital to Risk-Weighted Assets	$266,640	9.70%	$123,640	4.50%	$178,591	6.50%
Total Capital to Risk-Weighted Assets	364,287	13.26%	219,804	8.00%	274,755	10.00%
Tier I Capital to Risk-Weighted Assets	266,640	9.70%	164,853	6.00%	219,804	8.00%
Tier I Capital to Average Assets	266,640	8.44%	126,432	4.00%	158,040	5.00%

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
December 31, 2023
Common Equity Tier 1 Capital to Risk-Weighted Assets	$321,432	11.30%	$199,047	7.00%	$184,829	6.50%
Total Capital to Risk-Weighted Assets	350,303	12.32%	298,571	10.50%	284,353	10.00%
Tier I Capital to Risk-Weighted Assets	321,432	11.30%	241,700	8.50%	227,482	8.00%
Tier I Capital to Average Assets	321,432	9.81%	131,110	4.00%	163,888	5.00%
			Minimum Regulatory Capital Required for Capital Adequacy		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Financial Group, Inc.
December 31, 2023
Common Equity Tier 1 Capital to Risk-Weighted Assets	$264,209	9.28%	$128,121	4.50%	N/A	N/A
Total Capital to Risk-Weighted Assets	362,285	12.72%	227,770	8.00%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	264,209	9.28%	170,828	6.00%	N/A	N/A
Tier I Capital to Average Assets	264,209	8.05%	131,232	4.00%	N/A	N/A

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

Reserve Requirements on Cash

The Bank was not required to maintain a minimum reserve balance in the Federal Reserve Bank (FRB) at September 30, 2024 or December 31, 2023.

8. Deposits

At September 30, 2024 and December 31, 2023, deposits consisted of the following:

	September 30, 2024	December 31, 2023
	(In thousands)
Noninterest bearing demand deposit accounts	$295,552	$346,172
Interest bearing accounts:
NOW	76,413	90,829
Money market	840,234	887,352
Savings	87,212	97,331
Time certificates of deposit	1,388,760	1,315,073
Total interest bearing accounts	2,392,619	2,390,585
Total deposits	$2,688,171	$2,736,757

Maturities of time certificates of deposit as of September 30, 2024 and December 31, 2023 are summarized below:

	September 30, 2024	December 31, 2023
	(In thousands)
2024	$422,837	$979,807
2025	946,059	318,961
2026	2,647	24
2027	969	68
2028 and thereafter	16,248	16,213
Total	$1,388,760	$1,315,073
The aggregate amount of individual certificate accounts, with balances of $250,000 or more, was approximately $216.3 million at September 30, 2024 and $151.6 million at December 31, 2023.
Brokered deposits include Brokered certificates of deposits, brokered money market accounts, one-way buy Certificate of Deposit Account Registry Service ("CDARS"), and one-way buy Insured Cash Sweep Service ("ICS"). Brokered certificates of deposits totaled $730.6 million at September 30, 2024 and $860.5 million at December 31, 2023. Brokered money market accounts totaled $52.9 million at September 30, 2024 and $91.4 million at December 31, 2023. There were no certificates of deposits from national listing services, one-way buy CDARS or one-way buy ICS at September 30, 2024 or December 31, 2023.
The following table summarizes interest expense on deposits by account type for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
NOW	$44	$47	$133	$127
Money market	8,597	9,064	26,294	23,532
Savings	692	817	2,093	2,404
Time certificates of deposits	16,246	13,861	47,098	35,536
Total interest expense on deposits	$25,579	$23,789	$75,618	$61,599

9. Stock-Based Compensation

Equity award plans

The Company has unvested restricted stock outstanding under three equity award plans, which are collectively referred to as the “Stock Plans”. The current plan under which any future issuances of equity awards will be made is the 2022 Bankwell Financial Group, Inc. Stock Plan, or the “2022 Plan”. All equity awards made under the 2022 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of restricted stock. At September 30, 2024, there were 275,588 shares reserved for future issuance under the 2022 Plan.

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.

The following table presents the activity for restricted stock for the nine months ended September 30, 2024:

	Nine Months Ended September 30, 2024
	Number of Shares		Weighted Average Grant Date Fair Value
Unvested at beginning of period	254,328	(1)	$29.58
Granted	66,209	(2)	25.61
Vested	(88,672)	(3)	26.36
Forfeited	(4,262)		25.40
Unvested at end of period	227,603
(1)    Includes 33,115 shares of performance based restricted stock.
(2)    Includes 18,598 shares of performance based restricted stock.
(3)    Includes 16,527 shares of performance based restricted stock.

The total fair value of restricted stock awards vested during the nine months ended September 30, 2024 was $2.3 million.

The Company's restricted stock expense for the nine months ended September 30, 2024 and September 30, 2023 was $2.3 million and $2.0 million, respectively. At September 30, 2024, there was $6.5 million of unrecognized stock compensation expense for restricted stock, expected to be recognized over a weighted average period of 0.9 years.

Performance Based Restricted Stock: The Company has 35,186 shares of performance based restricted stock outstanding as of September 30, 2024 pursuant to the Company’s Stock Plans. The awards vest over a three year service period, provided certain performance metrics are met. The share quantity that ultimately vests can range between 0% and 200%, of the number of performance shares initially granted and is dependent on the degree to which the performance metrics are met. The Company records an expense over the vesting period based on (a) the probability that the performance metric will be met and (b) the fair market value of the Company’s stock at the date of the grant.

10. Derivative Instruments

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, and duration of its funding along with the use of interest rate derivative financial instruments, namely interest rate swaps. The Company does not use derivatives for speculative purposes. As of September 30, 2024, the Company was a party to three cash flow swaps, designated as hedging instruments, to add stability to interest expense and to manage its exposure to the variability of the future cash flows attributable to the contractually specified interest rates. The notional amount for each swap is $25 million and in each case, the Company has entered into pay-fixed cash flow swaps to convert rolling 90-day brokered deposits. Cash flow swaps with a positive fair value are recorded as other assets and cash flow swaps with a negative fair value are recorded as other liabilities on the Consolidated Balance Sheets.

The Company terminated two cash flow swaps with a total notional amount of $50 million during the year ended December 31, 2022. The underlying debt associated with the terminated swaps was kept in place. The fair value of the terminated swaps totaled $131.0 thousand as of September 30, 2024. The fair value of the terminated swaps will be reclassified from other comprehensive income to interest expense on a straight-line basis over the original term of the hedging relationship.

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

The following table represents the carrying value of the portfolio layer method hedged asset and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
	Carrying Value of Hedged Asset		Hedged Items
	(In thousands)
Fixed Rate Asset (1)	$151,414	$150,915	$1,414	$915

(1) These amounts include the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. As of September 30, 2024, the amortized cost basis of the closed portfolio used in this hedging relationship was $548.9 million, the cumulative basis adjustments associated with this hedging relationships was $0.7 million, and the amount of the designated hedged item was $150.0 million.

As of September 30, 2024, the Company has interest rate swaps not designated as hedging instruments, to minimize interest rate risk exposure with loans to clients.

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

Information about derivative instruments at September 30, 2024 and December 31, 2023 is as follows:

	As of September 30, 2024
	Derivative Assets			Derivative Liabilities
	Original Notional Amount	Balance Sheet Location	Fair Value	Original Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	$75,000	Other assets	$2,238	$—	Accrued expenses and other liabilities	$—
Fair value swap	$—	Other assets	$—	$150,000	Accrued expenses and other liabilities	$1,416

Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$38,500	Other assets	$2,877	$38,500	Accrued expenses and other liabilities	$2,877

(1) Represents interest rate swaps with commercial banking clients, which are offset by derivatives with a third party.

Accrued interest receivables related to interest rate swaps as of September 30, 2024 totaled $0.7 million and is excluded from the fair value presented in the table above. The fair value of interest rate swaps in a net asset position, including accrued interest, totaled $1.6 million as of September 30, 2024.

	As of December 31, 2023
	Derivative Assets			Derivative Liabilities
	Original Notional Amount	Balance Sheet Location	Fair Value	Original Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	$125,000	Other assets	$5,240	$—	Accrued expenses and other liabilities	$—
Fair value swap	$—	Other assets	$—	$150,000	Accrued expenses and other liabilities	$917

Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$38,500	Other assets	$3,579	$38,500	Accrued expenses and other liabilities	$3,579

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
The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects to reclassify $1.3 million to reduce interest expense during the next 12 months.
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

Changes in the consolidated statements of comprehensive income (loss) related to interest rate derivatives designated as hedges of cash flows were as follows for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Interest rate swaps designated as cash flow hedges:
Unrealized (loss) gain recognized in accumulated other comprehensive income before reclassifications	$(1,342)	$2,230	$589	$3,528
Amounts reclassified from accumulated other comprehensive income	(1,087)	(1,229)	(3,601)	(3,323)
Income tax benefit (expense) on items recognized in accumulated other comprehensive income	575	(230)	678	(100)
Other comprehensive (loss) income	$(1,854)	$771	$(2,334)	$105

The above unrealized gains and losses are reflective of market interest rates as of the respective balance sheet dates. Generally, a lower interest rate environment will result in a negative impact to comprehensive income whereas a higher interest rate environment will result in a positive impact to comprehensive income.

The following table summarizes the effect of the fair value hedging relationship recognized in the consolidated statements of income for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Gain (loss) on fair value hedging relationship:
Hedged asset	$2,359	$(1,015)	$499	$(1,696)
Fair value derivative designated as hedging instrument	(1,942)	1,402	747	2,407
Total gain recognized in the consolidated statements of income within interest and fees on loans	$417	$387	$1,246	$711

The following tables summarize gross and net information about derivative instruments that are offset in the Consolidated Balance Sheets at September 30, 2024 and December 31, 2023:

	September 30, 2024
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets	$5,769	$—	$5,769	$1,343	$4,260	$166
(1) Includes accrued interest receivable totaling $654 thousand.

	September 30, 2024
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivative liabilities	$4,284	$—	$4,284	$1,343	$—	$2,941
(1) Includes net accrued interest receivable totaling $9 thousand.

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

The carrying values, fair values and placement in the fair value hierarchy of the Company's financial instruments at September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$275,829	$275,829	$275,829	$—	$—
Federal funds sold	15,508	15,508	15,508	—	—
Marketable equity securities	2,148	2,148	2,148	—	—
Available for sale securities	108,866	108,866	63,682	45,184	—
Held to maturity securities	34,886	31,615	—	30	31,585
Loans receivable, net	2,591,551	2,569,900	—	—	2,569,900
Accrued interest receivable	14,714	14,714	—	14,714	—
FHLB stock	5,655	5,655	—	5,655	—
Servicing asset, net of valuation allowance	594	594	—	—	594
Derivative asset	5,115	5,115	—	5,115	—

Financial Liabilities:
Noninterest bearing deposits	$295,552	$295,552	$—	$295,552	$—
NOW and money market	916,647	981,697	—	981,697	—
Savings	87,212	87,212	—	87,212	—
Time deposits	1,388,760	1,394,083	—	—	1,394,083
Accrued interest payable	12,751	12,751	—	12,751	—
Advances from the FHLB	90,000	90,057	—	—	90,057
Subordinated debentures	69,389	65,389	—	—	65,389
Derivative liability	4,293	4,293	—	4,293	—

	December 31, 2023
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$267,521	$267,521	$267,521	$—	$—
Federal funds sold	1,636	1,636	1,636	—	—
Marketable equity securities	2,070	2,070	2,070	—	—
Available for sale securities	109,736	109,736	62,514	47,222	—
Held to maturity securities	15,817	15,903	—	33	15,870
Loans receivable, net	2,685,301	2,659,667	—	—	2,659,667
Accrued interest receivable	14,863	14,863	—	14,863	—
FHLB stock	5,696	5,696	—	5,696	—
Servicing asset, net of valuation allowance	869	869	—	—	869
Derivative asset	8,819	8,819	—	8,819	—

Financial Liabilities:
Noninterest bearing deposits	$346,172	$346,172	$—	$346,172	$—
NOW and money market	978,181	978,181	—	978,181	—
Savings	97,331	97,331	—	97,331	—
Time deposits	1,315,073	1,315,233	—	—	1,315,233
Accrued interest payable	14,595	14,595	—	14,595	—
Advances from the FHLB	90,000	90,012	—	—	90,012
Subordinated debentures	69,205	63,060	—	—	63,060
Servicing liability	4	4	—	—	4
Derivative liability	4,496	4,496	—	4,496	—

The following methods and assumptions were used by management in estimating the fair value of its financial instruments:

Marketable equity securities and available for sale securities: Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The majority of the available for sale securities are considered to be Level 2 as other observable inputs are utilized, such as quoted prices for similar securities. Level 1 investment securities include investments in U.S. Treasury notes and in marketable equity securities for which a quoted price is readily available in the market. Level 3 held to maturity securities represent private placement municipal housing authority bonds for which no quoted market price is available. The fair value for these securities is estimated using a discounted cash flow model, using discount rates ranging from 4.8% to 6.4% as of September 30, 2024 and 4.5% to 6.9% as of December 31, 2023. These securities are CRA eligible investments.

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

Off-balance-sheet instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at September 30, 2024 and December 31, 2023.

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

Financial instruments measured at fair value on a recurring basis

The following table details the financial instruments carried at fair value on a recurring basis at September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the nine months ended September 30, 2024 and for the year ended December 31, 2023.

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
September 30, 2024:
Marketable equity securities	$2,148	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	63,682	29,717	—
Corporate bonds	—	15,467	—
Derivative asset	—	5,115	—
Derivative liability	—	4,293	—

December 31, 2023:
Marketable equity securities	$2,070	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	62,514	32,712	—
Corporate bonds	—	14,510	—
Derivative asset	—	8,819	—
Derivative liability	—	4,496	—

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

The following table details the financial instruments measured at fair value on a nonrecurring basis at September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
September 30, 2024:
Individually evaluated loans	$—	$—	$95,008
Servicing asset, net	—	—	594

December 31, 2023:
Individually evaluated loans	$—	$—	$104,050
Servicing asset, net	—	—	865

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at September 30, 2024 and December 31, 2023:

	Fair Value	Valuation Methodology	Unobservable Input	Range
	(Dollars in thousands)
September 30, 2024:
Individually evaluated loans	$57,794	Appraisals	Discount to appraised value	0.04% - 8.00%
	26,697	Appraisals, cash surrender value life insurance, securities, cash held as collateral	Discounts to appraised value and securities value	0.00% - 8.00%
	10,517	Discounted cash flows	Discount rate	3.38 - 10.25%
	$95,008

Servicing asset, net	$594	Discounted cash flows	Discount rate	10.00%
			Prepayment rate	3.00 - 17.00%
December 31, 2023:
Individually evaluated loans	$31,527	Appraisals	Discount to appraised value	8.00%
	22,129	Appraisals, cash surrender value life insurance, securities, cash held as collateral	Discounts to appraised value and securities value	0.00% - 8.00%
	50,394	Discounted cash flows	Discount rate	3.38 - 10.75%
	$104,050

Servicing asset, net	$865	Discounted cash flows	Discount rate	10.00%
			Prepayment rate	3.00 - 17.00%

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

13. Subordinated debentures

On October 14, 2021, the Company completed a private placement of a $35.0 million fixed-to-floating rate subordinated note (the “2021 Note”) to an institutional accredited investor. The Company used the net proceeds to repay the $15.5 million principal balance of subordinated notes issued in 2015.

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

The Company incurred certain costs associated with the issuance of its subordinated debt. The Company capitalized these costs and they have been presented within subordinated debentures on the consolidated balance sheets. At September 30, 2024 and December 31, 2023, unamortized debt issuance costs were $0.6 million and $0.8 million, respectively. Debt issuance costs amortize over the expected life of the related debt. For the three months ended September 30, 2024 and 2023 the amortization expense for debt issuance costs were $62 thousand and $62 thousand, respectively, and were recognized as an increase to interest expense on borrowings within the Consolidated Statements of Income. For the nine months ended September 30, 2024 and 2023, the amortization expense for debt issuance costs were $185 thousand and $185 thousand, respectively.

The Company recognized $0.8 million and $0.8 million in interest expense related to its subordinated debt for the three-month periods ended September 30, 2024 and 2023, respectively. The Company recognized $2.4 million and $2.4 million in interest expense related to its subordinated debt for the nine-month periods ended September 30, 2024 and 2023, respectively.

14. Subsequent Events

On October 23, 2024, the Company’s Board of Directors declared a $0.20 per share cash dividend, payable on November 22, 2024 to shareholders of record on November 11, 2024.

On October 28, 2024, the Company announced that on October 23, 2024, its Board of Directors authorized a share repurchase plan. Under the terms of the share repurchase plan, the Company is authorized to buy back up to 250,000 shares of its outstanding common stock.

The Company intends to accomplish the share repurchases through open market transactions, though the Company could accomplish repurchases through other means, such as privately negotiated transactions. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws (such as 10b-18 and 10b5-1 rules under the Securities Exchange Act of 1934) and other factors. The share repurchase plan does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company's discretion. The Company expects to fund any repurchases from cash on hand.

In connection with the authorization of the new plan, the Company terminated the existing plan (the "Prior Plan"), which was originally approved on December 19, 2018 and authorized the repurchase of 400,000 shares of the Company’s common stock. On October 27, 2021, the Company's Board of Directors voted to increase the number of shares authorized for repurchase under the Prior Plan by 200,000 shares (for a total of 600,000 shares of the Company's common stock). To date, the Company has purchased 535,802 shares of the Company’s common stock pursuant to the Prior Plan.

A $27.1 million multifamily commercial real estate loan was placed on non-performing status as of September 30, 2024. As of November 6, 2024, the Company has a signed agreement for the sale of this loan at par value. As of September 30, 2024, this loan comprises 1.03% of the 2.50% nonperforming loans as a percentage of total loans.

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

Earnings and Performance Overview

For the three months ended September 30, 2024, net interest income was $20.7 million, a decrease of $2.0 million or 8.7% when compared to the same period in 2023. For the nine months ended September 30, 2024, net interest income was $63.1 million, a decrease of $9.1 million or 12.7% when compared to the same period in 2023. The decrease in net interest income for the three and nine months ended September 30, 2024 was primarily attributable to an increase in interest expense partially offset by an increase in interest on loans due to higher overall loan yields.

Net income available to common shareholders was $1.9 million, or $0.24 per diluted share, and $9.8 million, or $1.25 per diluted share, for the three months ended September 30, 2024 and 2023, respectively. Net income available to common shareholders was $6.8 million, or $0.86 per diluted share, and $28.1 million, or $3.58 per diluted share, for the nine months ended September 30, 2024 and 2023, respectively. The decrease in net income for the three and nine months ended September 30, 2024 was primarily due to an increase in the provision for credit losses and an increase in interest expense. This decrease was partially offset by an increase in interest on loans due to higher overall loan yields.

Returns on average shareholders' equity and average assets for the three months ended September 30, 2024 were 2.83% and 0.24%, respectively, compared to 15.19% and 1.19%, respectively, for the three months ended September 30, 2023. Returns on average shareholders' equity and average assets for the nine months ended September 30, 2024 were 3.35% and 0.29%, respectively, compared to 15.16% and 1.16%, respectively, for the nine months ended September 30, 2023.

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned on loans, securities, and cash less interest paid on deposits and other borrowings, and is the primary source of our operating income. Net interest income is affected by the level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities. Included in interest income are certain loan fees, such as deferred origination fees and late charges. We convert tax-exempt income to a fully taxable equivalent ("FTE") basis using the statutory federal income tax rate adjusted for applicable state income taxes net of the related federal tax benefit. The average balances are principally daily averages. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments. Premium amortization and discount accretion are included in the respective interest income and interest expense amounts.

FTE net interest income for the three months ended September 30, 2024 and 2023 was $20.8 million and $22.7 million, respectively. FTE net interest income for the nine months ended September 30, 2024 and 2023 was $63.3 million and $72.4 million, respectively.

FTE interest income for the three months ended September 30, 2024 remained flat at $48.3 million, compared to FTE interest income for the three months ended September 30, 2023. FTE interest income for the nine months ended September 30, 2024 increased by $5.2 million, or 3.7%, to $144.4 million, compared to FTE interest income for the nine months ended September 30, 2023. This increase was due to an increase in interest and fees on loans due to higher overall loan yields.

Interest expense for the three months ended September 30, 2024 increased by $1.9 million compared to interest expense for the three months ended September 30, 2023. Interest expense for the nine months ended September 30, 2024 increased by $14.2 million compared to interest expense for the nine months ended September 30, 2023. The increase in interest expense for the three and nine months ended September 30, 2024 was driven by an increase in rates on interest bearing deposits.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables present the average balances and yields earned on interest earning assets and average balances and weighted average rates paid on our funding liabilities for the three and nine months ended September 30, 2024 and 2023.

	For the Quarter Ended
	September 30, 2024			September 30, 2023
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets:
Cash and Fed funds sold	$253,664	$3,205	5.03%	$265,115	$3,393	5.08%
Securities(1)	147,431	1,390	3.78	127,229	953	3.00
Loans:
Commercial real estate	1,905,506	28,288	5.81	1,943,725	28,140	5.67
Residential real estate	47,481	736	6.20	53,966	671	4.97
Construction	156,273	3,070	7.69	209,154	3,908	7.31
Commercial business	512,507	10,783	8.23	539,185	10,394	7.54
Consumer	41,845	719	6.84	44,020	741	6.66
Total loans	2,663,612	43,596	6.40	2,790,050	43,854	6.15
Federal Home Loan Bank stock	5,655	122	8.32	5,696	115	8.13
Total earning assets	3,070,362	$48,313	6.16%	3,188,090	$48,315	5.93%
Other assets	90,410			78,089
Total assets	$3,160,772			$3,266,179

Liabilities and shareholders' equity:
Interest bearing liabilities:
NOW	$94,958	$44	0.18%	$102,149	$47	0.18%
Money market	832,430	8,597	4.11	922,036	9,064	3.90
Savings	89,463	692	3.07	105,366	817	3.08
Time	1,347,857	16,246	4.79	1,322,074	13,861	4.16
Total interest bearing deposits	2,364,708	25,579	4.30	2,451,625	23,789	3.85
Borrowed Money	159,349	1,895	4.73	159,103	1,783	4.39
Total interest bearing liabilities	2,524,057	$27,474	4.33%	2,610,728	$25,572	3.89%
Noninterest bearing deposits	303,213			345,988
Other liabilities	62,602			54,136
Total liabilities	2,889,872			3,010,852
Shareholders' equity	270,900			255,327
Total liabilities and shareholders' equity	$3,160,772			$3,266,179
Net interest income(2)		$20,839			$22,743
Interest rate spread			1.83%			2.04%
Net interest margin(3)			2.72%			2.85%
(1)Average balances and yields for securities are based on amortized cost.
(2)The adjustment for securities and loans taxable equivalency amounted to $122 thousand and $52 thousand for the three months ended September 30, 2024 and 2023, respectively.
(3)Annualized net interest income as a percentage of earning assets.
(4)Yields are calculated using the contractual day count convention for each respective product type.

	For the Nine Months Ended
	September 30, 2024			September 30, 2023
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets:
Cash and Fed funds sold	$273,138	$10,460	5.12%	$281,033	$9,983	4.75%
Securities(1)	139,871	3,592	3.42	128,554	2,864	2.97
Loans:
Commercial real estate	1,909,390	84,582	5.82	1,932,549	79,958	5.46
Residential real estate	48,912	2,226	6.07	56,798	1,957	4.59
Construction	158,884	8,913	7.37	194,396	10,582	7.18
Commercial business	517,880	32,097	8.14	546,329	32,073	7.74
Consumer	41,383	2,163	6.98	30,571	1,489	6.51
Total loans	2,676,449	129,981	6.38	2,760,643	126,059	6.02
Federal Home Loan Bank stock	5,670	357	8.43	5,527	308	7.46
Total earning assets	3,095,128	$144,390	6.13%	3,175,757	$139,214	5.78%
Other assets	92,249			66,342
Total assets	$3,187,377			$3,242,099

Liabilities and shareholders' equity:
Interest bearing liabilities:
NOW	$97,970	$133	0.18%	$97,741	$127	0.17%
Money market	849,860	26,294	4.13	910,840	23,532	3.45
Savings	91,135	2,093	3.07	117,984	2,404	2.72
Time	1,319,031	47,098	4.77	1,291,124	35,536	3.68
Total interest bearing deposits	2,357,996	75,618	4.28	2,417,689	61,599	3.41
Borrowed Money	159,288	5,450	4.57	161,166	5,238	4.29
Total interest bearing liabilities	2,517,284	$81,068	4.30%	2,578,855	$66,837	3.47%
Noninterest bearing deposits	336,129			374,943
Other liabilities	62,631			40,192
Total liabilities	2,916,044			2,993,990
Shareholders' equity	271,333			248,109
Total liabilities and shareholders' equity	$3,187,377			$3,242,099
Net interest income(2)		$63,322			$72,377
Interest rate spread			1.83%			2.31%
Net interest margin(3)			2.73%			3.04%
(1)Average balances and yields for securities are based on amortized cost.
(2)The adjustment for securities and loans taxable equivalency amounted to $239 thousand and $154 thousand for the nine months ended September 30, 2024 and 2023, respectively.
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

	Three Months Ended September 30, 2024 vs 2023 Increase (Decrease)			Nine Months Ended September 30, 2024 vs 2023 Increase (Decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Cash and Fed funds sold	$(145)	$(42)	$(187)	$(286)	$763	$477
Securities	166	273	439	266	461	727
Loans:
Commercial real estate	(559)	708	149	(968)	5,593	4,625
Residential real estate	(87)	152	65	(298)	567	269
Construction	(1,030)	191	(839)	(1,978)	310	(1,668)
Commercial business	(531)	919	388	(1,713)	1,737	24
Consumer	(37)	17	(20)	558	115	673
Total loans	(2,244)	1,987	(257)	(4,399)	8,322	3,923
Federal Home Loan Bank stock	(1)	3	2	8	41	49
Total change in interest and dividend income	(2,224)	2,221	(3)	(4,411)	9,587	5,176
Interest expense:
Deposits:
NOW	(3)	1	(2)	—	5	5
Money market	(911)	444	(467)	(1,654)	4,416	2,762
Savings	(123)	(2)	(125)	(591)	281	(310)
Time	276	2,108	2,384	784	10,778	11,562
Total deposits	(761)	2,551	1,790	(1,461)	15,480	14,019
Borrowed money	3	108	111	(62)	273	211
Total change in interest expense	(758)	2,659	1,901	(1,523)	15,753	14,230
Change in net interest income	$(1,466)	$(438)	$(1,904)	$(2,888)	$(6,166)	$(9,054)

Provision (credit) for Credit Losses

The provision (credit) for credit losses is based on management’s periodic assessment of the adequacy of our ACL-Loans and ACL-Unfunded Commitments which, in turn, is based on interrelated factors such as the composition of our loan portfolio and its inherent risk characteristics, the level of nonperforming loans and net charge-offs, both current and historic, local economic and credit conditions, the direction of real estate values, and regulatory guidelines. The provision (credit) for credit losses is charged against earnings in order to maintain our ACL-Loans and ACL-Unfunded Commitments and reflects management’s best estimate of probable losses inherent in our loan portfolio as of the balance sheet date.

The provision for credit losses for the three months ended September 30, 2024 was $6.3 million compared to a credit for credit losses of $1.6 million for the three months ended September 30, 2023. The provision for credit losses for the nine months ended September 30, 2024 was $18.2 million compared to a provision for credit losses of $1.8 million for the nine months ended September 30, 2023. The increase in the provision for credit losses for the quarter was primarily due to a charge-off of $8.2 million. The increase was partially offset by a $1.0 million recovery on a previously charged-off loan.

The increase in provision for credit losses for the nine months ended September 30, 2024 was primarily driven due to charge-offs of $20.1 million partially offset by recoveries of $1.3 million.

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of fees generated from deposit relationships with our clients, fees generated from sales and referrals of loans, and income earned on bank-owned life insurance.

The following tables compare noninterest income for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Change
(Dollars in thousands)	2024	2023	$	%
Gains and fees from sales of loans	$133	$237	$(104)	(43.9)
Bank-owned life insurance	346	303	43	14.2
Service charges and fees	575	294	281	95.6
Other	102	(48)	150	Favorable
Total noninterest income	$1,156	$786	$370	47.1%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2024	2023	$	%
Gains and fees from sales of loans	$499	$1,893	$(1,394)	(73.6)%
Bank-owned life insurance	1,008	876	132	15.1
Service charges and fees	1,374	941	433	46.0
Other	(127)	3	(130)	Unfavorable
Total noninterest income	$2,754	$3,713	$(959)	(25.8)%
Noninterest income increased by $0.4 million to $1.2 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Noninterest income decreased by $1.0 million to $2.8 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in noninterest income was driven by an increase in service charges and fees for the three months ended 2024. The decrease in noninterest income was driven by a decrease in SBA loan sales partially offset by an increase in service charges and fees for the nine months ended 2024.

Noninterest Expense

The following tables compare noninterest expense for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Change
(Dollars in thousands)	2024	2023	$	%
Salaries and employee benefits	$6,223	$6,036	$187	3.1%
Occupancy and equipment	2,334	2,146	188	8.8
Professional services	1,142	491	651	132.6
Data processing	851	741	110	14.8
Director fees	292	362	(70)	(19.3)
FDIC insurance	853	1,026	(173)	(16.9)
Marketing	73	184	(111)	(60.3)
Other	1,097	1,219	(122)	(10.0)
Total noninterest expense	$12,865	$12,205	$660	5.4%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2024	2023	$	%
Salaries and employee benefits	$18,690	$18,507	$183	1.0%
Occupancy and equipment	6,894	6,434	460	7.1
Professional services	3,196	2,505	691	27.6
Data processing	2,346	2,141	205	9.6
Director fees	1,498	1,207	291	24.1
FDIC insurance	2,488	3,138	(650)	(20.7)
Marketing	277	512	(235)	(45.9)
Other	3,018	3,093	(75)	(2.4)
Total noninterest expense	$38,407	$37,537	$870	2.3%
Noninterest expense increased by $0.7 million to $12.9 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Noninterest expense increased by $0.9 million to $38.4 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in noninterest expense was primarily driven by an increase in professional services for the three and nine months ended September 30, 2024.

Income Taxes

Income tax expense for the three months ended September 30, 2024 and 2023 totaled $0.8 million and $3.1 million, respectively. The effective tax rates for the three months ended September 30, 2024 and 2023 were 29.0% and 23.9%, respectively. Income tax expense for the nine months ended September 30, 2024 and 2023 totaled $2.5 million and $8.4 million, respectively. The effective tax rates for the nine months ended September 30, 2024 and 2023 were 26.6% and 23.1%, respectively.

Financial Condition

Summary

Assets totaled $3.2 billion at September 30, 2024 a decrease of $54.4 million or 1.7% compared to December 31, 2023. Gross loans totaled $2.6 billion at September 30, 2024, a decrease of $95.4 million or 3.5% compared to December 31, 2023. Deposits totaled $2.7 billion at September 30, 2024, a decrease of $48.6 million, or 1.8% compared to December 31, 2023.

Shareholders’ equity totaled $267.9 million as of September 30, 2024, an increase of $2.2 million compared to December 31, 2023, primarily a result of net income of $6.8 million for the nine months ended September 30, 2024. The increase was partially offset by dividends paid of $4.7 million.

Loan Portfolio

We originate commercial real estate loans, construction loans, commercial business loans and consumer loans in our market. We also pursue certain types of commercial lending opportunities outside our market, particularly where we have strong business relationships. Our loan portfolio is the largest category of our earning assets.

Total loans before deferred loan fees and the ACL-Loans were $2.6 billion at September 30, 2024 and $2.7 billion at December 31, 2023. Total gross loans decreased $95.4 million as of September 30, 2024 compared to the year ended December 31, 2023.

The following table compares the composition of our loan portfolio for the dates indicated:

(In thousands)	At September 30, 2024	At December 31, 2023	Change
Real estate loans:
Residential	$45,553	$50,931	$(5,378)
Commercial	1,887,942	1,947,648	(59,706)
Construction	160,292	183,414	(23,122)
	2,093,787	2,181,993	(88,206)
Commercial business	490,292	500,569	(10,277)
Consumer	39,126	36,045	3,081
Total loans	$2,623,205	$2,718,607	$(95,402)

The following table compares the composition of our commercial real estate loan portfolio by non-owner occupied and owner occupied loans at September 30, 2024 and December 31, 2023:

	At September 30, 2024		At December 31, 2023		Change
	Total	%	Total	%	Total
	(Dollars in thousands)
Commercial real estate loans:
Non-owner occupied	$1,204,008	63.8%	$1,228,126	63.1%	$(24,118)
Owner occupied	682,734	36.2	718,780	36.9	(36,046)
Total commercial real estate loans(1)	$1,886,742	100.0%	$1,946,906	100.0%	$(60,164)
(1) Excludes the positive fair value effect of the portfolio layer swap of $1,200 thousand and the positive fair value effect of the portfolio layer swap of $742 thousand for Commercial Real Estate at September 30, 2024 and December 31, 2023, respectively.

The following table compares the composition of our commercial real estate loan portfolio by property type, and collateral location as of September 30, 2024:

Commercial Real Estate	CT	All Other NY	NYC	NJ	FL	OH	PA	All Other	Total(1)
	(Dollars in thousands)
Residential care(2)	$—	$69,143	$40,565	$22,160	$279,919	$79,338	$23,152	$117,295	$631,572
Retail	120,457	84,590	7,406	19,436	17,078	3,474	34,463	90,757	377,661
Multifamily	172,779	31,050	51,721	7,139	—	—	21,938	—	284,627
Office	61,476	10,300	2,997	25,490	2,250	—	12	63,533	166,058
Industrial / warehouse	69,564	14,203	19,735	17,116	2,738	—	—	15,466	138,822
Mixed use	39,513	1,128	50,246	—	—	—	—	—	90,887
Medical office	40,708	12,324	1,425	4,126	—	4,805	3,888	18,236	85,512
1-4 family investment	12,224	14,508	1,899	2,774	17,234	—	—	—	48,639
All other(3)	19,832	19,938	23,194	—	—	—	—	—	62,964
	$536,553	$257,184	$199,188	$98,241	$319,219	$87,617	$83,453	$305,287	$1,886,742
(1) Excludes the positive fair value effect of the portfolio layer swap of $1,200 thousand for Commercial Real Estate at September 30, 2024.
(2) Primarily consists of skilled nursing and assisted living facilities.
(3) Includes Special use, self storage, and land.
As of September 30, 2024, the Bank had $166.1 million of loans collateralized by offices, which represented 6.3% of the total loan portfolio. Most of the properties in this portfolio are in suburban locations. 96.7% of this portfolio was pass rated, and there were two relationships totaling $5.5 million on nonaccrual status. As of September 30, 2024, we had $284.6 million of loans collateralized by multifamily properties, which represented 10.9% of the total loan portfolio. These properties are all located in Connecticut, New York, Pennsylvania, or New Jersey, with nine properties, totaling $51.7 million, located in New York City. 78.9% of the New York City exposure is located in Brooklyn, 11.6% in Manhattan and the remaining 9.5% in Queens.
The following table presents an analysis of the commercial real estate portfolio's loan to value at origination and by property type as of September 30, 2024.

Commercial Real Estate	Total CRE Portfolio(1)	Percentage of Total CRE Portfolio	Loan to Value %
	(Dollars in thousands)
Property Type
Residential care(2)	$631,572	33.5%	60.7%
Retail	377,661	20.0	59.7
Multifamily	284,627	15.1	64.1
Office	166,058	8.8	59.9
Industrial / warehouse	138,822	7.4	59.6
Mixed use	90,887	4.8	60.7
Medical office	85,512	4.5	64.5
1-4 family investment	48,639	2.6	60.8
All other(3)	62,964	3.3	62.1
Total	$1,886,742	100.0%	61.1%
(1) Excludes the positive fair value effect of the portfolio layer swap of $1,200 thousand for Commercial Real Estate at September 30, 2024.
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

Nonperforming assets. Nonperforming assets include nonaccrual loans and property acquired through foreclosures or repossession. The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(In thousands)	At September 30, 2024	At December 31, 2023
Nonaccrual loans:
Real estate loans:
Residential	$1,316	$1,386
Commercial	46,360	23,009
Commercial business	9,101	15,430
Construction	8,766	9,382
Consumer	—	—
Total nonaccrual loans	65,543	49,207
Other real estate owned	—	—
Total nonperforming assets	$65,543	$49,207

Nonperforming assets to total assets	2.07%	1.53%
Nonaccrual loans to total gross loans	2.50%	1.81%
ACL-loans as a % of total loans	1.06%	1.03%
ACL-loans as a % of nonperforming loans	42.34%	56.79%
Total past due loans to total gross loans	2.48%	0.78%
Nonperforming assets totaled $65.5 million and represented 2.07% of total assets at September 30, 2024, compared to $49.2 million and 1.53% of total assets at December 31, 2023. Nonaccrual loans totaled $65.5 million at September 30, 2024 and $49.2 million at December 31, 2023. Nonaccrual loans were $56.2 million as of June 30, 2024. The increase in nonaccrual loans compared to June 30, 2024 was primarily due to a $27.1 million1 commercial real estate multi-family loan that was placed on nonaccrual in the third quarter of 2024. The increase was partially offset by two loans that were partially charged-off for a total of $15.4 million and two loans that were paid off totaling $4.7 million in the third quarter of 2024.

1.As of November 6, 2024, the Company has a signed agreement for the sale of this loan at par value. As of September 30, 2024, this loan comprises 1.03% of the 2.50% nonperforming loans as a percentage of total loans.
There was no Other Real Estate Owned ("OREO") at September 30, 2024 or December 31, 2023.

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

Our charge-off policies, which comply with standards established by our banking regulators, are consistently applied from period to period. Charge-offs are recorded on a monthly basis, as incurred. Partially charged-off loans continue to be evaluated on a monthly basis and additional charge-offs may be recorded on the remaining loan balance based on the same criteria.

The following table presents the activity in our ACL-Loans and related ratios for the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Balance at beginning of period	$36,083	$30,694	$27,946	$22,431
CECL Day 1 Adjustment	—	—	—	5,079
Balance at beginning of period-Adjusted	36,083	30,694	27,946	27,510
Charge-offs:
Residential real estate	—	—	(141)	—
Commercial real estate	(8,184)	—	(12,012)	—
Commercial business	(7,010)	—	(7,207)	(439)
Consumer	(17)	(32)	(78)	(69)
Construction	(616)	—	(616)	—
Total charge-offs	(15,827)	(32)	(20,054)	(508)
Recoveries:
Residential real estate	—	—	141	—
Commercial real estate	1,013	—	1,126	—
Commercial business	(34)	35	(7)	68
Consumer	1	20	18	35
Construction	—	—	—	—
Total recoveries	980	55	1,278	103
Net (charge-offs) recoveries	(14,847)	23	(18,776)	(405)
Provision (credit) for credit losses - loans	6,516	(1,433)	18,582	2,179
Balance at end of period	$27,752	$29,284	$27,752	$29,284
Net charge-offs to average loans	0.56%	—%	0.70%	0.01%
ACL-Loans to total gross loans	1.06%	1.06%	1.06%	1.06%

At September 30, 2024, our ACL-Loans was $27.8 million and represented 1.06% of total gross loans, compared to $27.9 million, or 1.03% of total gross loans, at December 31, 2023.

The following table presents the allocation of the ACL-Loans balance and the related allocation percentage of these loans across the total loan portfolio:

	At September 30, 2024			At December 31, 2023
(Dollars in thousands)	ACL-Loans Amount	ACL-Loan Percentage	Loan Segment to Total Loans Percentage	ACL-Loans	ACL-Loan Percentage	Loan Segment to Total Loans Percentage
Residential real estate	$102	0.38%	1.74%	$149	0.53%	1.87%
Commercial real estate	21,978	79.19	71.97	20,950	74.97	71.64
Construction	1,605	5.78	6.11	1,699	6.08	6.75
Commercial business	3,520	12.68	18.69	4,562	16.32	18.41
Consumer	547	1.97	1.49	586	2.10	1.33
Total ACL-Loans	$27,752	100.00%	100.00%	$27,946	100.00%	100.00%

The allocation of the ACL-Loans at September 30, 2024 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the ACL-Loans at September 30, 2024 is appropriate to cover probable losses.

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

Investment Securities

At September 30, 2024, the carrying value of our investment securities portfolio totaled $145.9 million and represented 4.6% of total assets, compared to $127.6 million, or 4.0% of total assets, at December 31, 2023.

The net unrealized loss position on our investment portfolio at September 30, 2024 was $2.4 million and included gross unrealized gains of $3.0 million. The net unrealized loss position on our investment portfolio at December 31, 2023 was $7.5 million and included gross unrealized gains of $0.8 million.

Deposit Activities and Other Sources of Funds

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest bearing demand	$295,552	11.00%	$346,172	12.65%
NOW	76,413	2.84	90,829	3.32
Money market	840,234	31.26	887,352	32.42
Savings	87,212	3.24	97,331	3.56
Time	1,388,760	51.66	1,315,073	48.05
Total deposits	$2,688,171	100.00%	$2,736,757	100.00%

Total deposits were $2.7 billion at September 30, 2024, a decrease of $48.6 million, from the balance at December 31, 2023.

Brokered certificates of deposits totaled $730.6 million at September 30, 2024 and $860.5 million at December 31, 2023. There were no certificates of deposits from national listing services at September 30, 2024 or December 31, 2023. Brokered money market accounts totaled $52.9 million at September 30, 2024 and $91.4 million at December 31, 2023.
As of September 30, 2024, our FDIC insured deposits were $2.0 billion, or 75% of total deposits. Additionally, $116.1 million of deposits, or 4% of total deposits, are insured by standby letters of credit with the Federal Home Loan Bank of Boston.
At September 30, 2024 and December 31, 2023, time deposits with a denomination of $100 thousand or more, including CDARS and brokered deposits, totaled $1.2 billion and $1.2 billion, respectively, maturing during the periods indicated in the table below:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Maturing:
Within 3 months	$378,970	$343,084
After 3 but within 6 months	345,715	317,534
After 6 months but within 1 year	479,694	244,472
After 1 year	19,138	294,641
Total	$1,223,517	$1,199,731

We utilize advances from the Federal Home Loan Bank of Boston, or FHLB, as part of our overall funding strategy and to meet short-term liquidity needs, and to a lesser degree, manage interest rate risk arising from the difference in asset and liability maturities. Total FHLB advances were $90.0 million at September 30, 2024 and December 31, 2023, respectively.

The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At September 30, 2024, the Bank had pledged $762.8 million of eligible loans as collateral to support borrowing capacity at the FHLB of Boston. As of September 30, 2024, the Bank had immediate availability to borrow an additional $280.0 million based on qualified collateral.

At September 30, 2024, the Bank had a secured borrowing line with the FRB, a letter of credit with the FHLB, and unsecured lines of credit with Zions Bank, Pacific Coast Bankers Bank ("PCBB"), and Atlantic Community Bankers Bank ("ACBB"). The total borrowing line, letter, or line of credit and the amount outstanding at September 30, 2024 is summarized below:

	September 30, 2024
	Total Letter or Line of Credit	Total Outstanding
	(Dollars in thousands)
FRB	$739,927	$—
FHLB	479,863	199,852
Zions Bank	45,000	—
PCBB	38,000	—
ACBB	12,000	—
Total	$1,314,790	$199,852

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

Capital Resources

Shareholders’ equity totaled $267.9 million as of September 30, 2024, an increase of $2.2 million compared to December 31, 2023, primarily a result of net income of $6.8 million for the nine months ended September 30, 2024. The increase was partially offset by dividends paid of $4.7 million.

The Bank and Company are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At September 30, 2024, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At September 30, 2024, the Bank’s ratio of Common Equity Tier 1 capital to risk-weighted assets was 11.80%, total capital to risk-weighted assets was 12.83%, Tier 1 capital to risk-weighted assets was 11.80% and Tier 1 capital to average assets was 10.24%. At September 30, 2024, the Company met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At September 30, 2024, the Company’s ratio of Common Equity Tier 1 capital to risk-weighted assets was 9.70%, total capital to risk-weighted assets was 13.26%, Tier 1 capital to risk-weighted assets was 9.70% and Tier 1 capital to average assets was 8.44%.

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

We use two sets of standard scenarios to measure net interest income at risk. For the Parallel Ramp Scenarios, rate changes are ramped over a twelve-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Parallel Shock Scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Simulation analysis involves projecting a future balance sheet structure and interest income and expense under the various rate scenarios. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than: 6% for a 100 basis point shift; 12% for a 200 basis point shift; and 18% for a 300 basis point shift. Per Company policy, the Bank should not be outside these limits for twelve consecutive months unless the Bank's forecasted capital ratios are considered to be "well capitalized". As of September 30, 2024, the Bank has met all minimum regulatory capital requirements to be considered "well capitalized".

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning September 30, 2024 and December 31, 2023:

Parallel Ramp	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	September 30, 2024	December 31, 2023
-100	1.00%	1.70%
+200	(2.20)	(3.20)

Parallel Shock	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	September 30, 2024	December 31, 2023
-100	0.50%	3.60%
+100	(1.00)	(2.70)
+200	(2.10)	(5.80)
+300	(2.70)	(8.10)

The net interest income at risk simulation results indicate that, as of September 30, 2024, we remain liability sensitive. The liability sensitivity is due to the fact that there are more liabilities than assets subject to repricing as market rates change.

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

The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:

	Estimated Percent Change in Economic Value of Equity ("EVE")
Rate Changes (basis points)	September 30, 2024	December 31, 2023
-100	2.50%	2.70%
+100	(3.30)	(3.80)
+200	(7.80)	(9.40)
+300	(10.80)	(12.60)

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

(b) Change in internal controls:

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table includes information with respect to repurchases of the Company’s Common Stock during the three-month period ended September 30, 2024 under the Company’s share repurchase program.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2024 - July 31, 2024	9,670	$23.86	9,670	64,198
August 1, 2024 - August 31, 2024	—	—	—	64,198
September 1, 2024 - September 30, 2024	—	—	—	64,198
Total	9,670	$23.86	9,670

(1) On December 19, 2018, the Company’s Board of Directors authorized a share repurchase program ("Prior Plan") of up to 400,000 shares of the Company’s Common Stock. On October 27, 2021, the Company's Board of Directors authorized the repurchase of an additional 200,000 shares under the Prior Plan. To date, the Company has purchased 535,802 shares of the Company’s common stock pursuant to the Prior Plan.

On October 28, 2024, the Company announced that on October 23, 2024, its Board of Directors authorized a share repurchase plan ("New Plan"). Under the terms of the New Plan, the Company is authorized to purchase up to 250,000 shares of its outstanding common stock. In connection with the authorization of the New Plan, the Company terminated the Prior Plan.

The Company intends to accomplish the share repurchases through open market transactions, although the Company could accomplish repurchases through other means, such as privately negotiated transactions. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws (such as 10b-18 and 10b5-1 rules under the Securities Exchange Act of 1934) and other factors. The New Plan does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company's discretion. The Company expects to fund any repurchases from cash on hand.

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

Bankwell Financial Group, Inc.
Date: November 6, 2024	/s/ Christopher R. Gruseke
Christopher R. Gruseke
President and Chief Executive Officer

Date: November 6, 2024	/s/ Courtney E. Sacchetti
Courtney E. Sacchetti
Executive Vice President and Chief
Financial Officer
(Principal Financial Officer)