Form 10-K
period 2024-12-31
Bankwell Financial Group, Inc.
filed 2025-03-05
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2024 based on the closing price of the common stock as reported on the NASDAQ Global Market: $163,276,474.

As of February 28, 2025, there were 7,907,311 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Shareholders, expected to be filed pursuant to Regulation 14A within 120 days after the end of the 2024 fiscal year, are incorporated by reference into Part III of this report on form 10-K.

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

General
Bankwell Financial Group, Inc. (the "Parent Corporation") is a bank holding company, headquartered in New Canaan, Connecticut and offers a broad range of financial services through its banking subsidiary, Bankwell Bank (the "Bank" and, collectively with the Parent Corporation and the Parent Corporation's subsidiaries, "we", "our", "us", or the "Company"), a Connecticut state chartered non-member bank founded in 2002. The Bank provides a wide range of services to clients in our market, an area encompassing approximately a 100 mile radius around our branch network. In addition, the Bank pursues certain types of commercial banking opportunities outside our market, particularly where we have strong relationships. The Bank operates nine branches in New Canaan, Stamford, Fairfield, Westport, Darien, Norwalk, and Hamden, Connecticut. As of December 31, 2024, on a consolidated basis, we had total assets of approximately $3.3 billion, net loans of approximately $2.7 billion, total deposits of approximately $2.8 billion, and shareholders’ equity of approximately $270.5 million.
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
While 2024 presented certain financial challenges, our executive management team remained steadfast in their efforts, allowing us to maintain a degree of growth and a solid foundation of financial stability. Over the four year period from December 31, 2020 through December 31, 2024, we grew total assets from $2.3 billion to $3.3 billion, gross loans outstanding from $1.6 billion to $2.7 billion and deposits from $1.8 billion to $2.8 billion. We attribute this growth to our ongoing commitment to providing exceptional client service as well as prudent financial management.

Business Strategy
We are focused on being the banking provider of choice in our highly attractive market area through:
•Client-Focused Growth and Community Engagement. We prioritize building long-term client relationships by offering customized products and services coupled with responsive, personalized service. This focus on the entire client experience fosters trust, leading to long-term partnerships and organic growth. Our commitment extends to the communities we serve, where we actively participate in local organizations through volunteerism and sponsorships. This engagement strengthens our community presence and facilitates client relationships, reducing the need for extensive advertising.

•Investing in Scalable Infrastructure for Future Growth. We strategically invest in our technology, data processing, risk management, and compliance infrastructure to enhance efficiency, profitability, and scalability. This investment provides a robust operating platform that supports current performance and enables future growth while ensuring we continue to deliver high-quality service and maximize stakeholder returns.

•Disciplined Risk Management Framework. Effective risk management is a key component of our corporate culture. We employ comprehensive processes to monitor our loan and investment portfolios, inform operational decisions, and drive the generation of high-quality earning assets. Our disciplined approach includes rigorous underwriting, loan portfolio diversification, and a conservative investment strategy. Board-approved policies, reviewed annually, define approval authorities. Furthermore, we address evolving risks, including cybersecurity, regulatory compliance (including BSA/AML), and third-party risk management, through a dedicated Board Risk Committee and a senior management Risk Management Committee, as well as internal review procedures focused on anti-money laundering and consumer compliance requirements.

•Strategic Acquisitions.   To complement our organic growth, we focus on strategic acquisitions in or around our existing market that further our objectives. We believe there are banking institutions that continue to face credit challenges, capital constraints and liquidity issues. Some lack the scale and management expertise to manage the increasing regulatory burden and will likely need to partner with an institution like ours. As we evaluate potential acquisitions, we will seek those that provide meaningful financial benefits, long-term organic growth opportunities and expense reductions, without compromising our risk profile.
Our Competitive Strengths
We believe that we are especially well-positioned to create value for our shareholders as a result of the following competitive strengths:
•Strategic Market Reach.   We serve a diverse client base within a 100-mile radius of our branch network, offering a comprehensive suite of banking services. We also selectively pursue commercial banking opportunities outside this market, leveraging established business relationships and expanding our reach through technology. This approach allows us to support our clients’ growth and maintain valuable relationships beyond our geographic footprint.

•Experienced Leadership.   Our executive management team is comprised of seasoned professionals with significant banking experience, a history of high performance at financial institutions and success in identifying, acquiring and integrating financial institutions. Our executive management team includes Christopher R. Gruseke, Chief Executive Officer (since 2015), Matthew McNeill, President (as of January 22, 2025) and Chief Banking Officer (since 2020), Steven H. Brunner, Executive Vice President, Chief Risk Officer (since 2024), Christine A. Chivily, Executive Vice President, Chief Credit Officer (since 2013), Ryan J. Hildebrand, Executive Vice President, Chief Innovation Officer (since 2023), and Courtney E. Sacchetti, Executive Vice President, Chief Financial Officer (since 2023).
•Dedicated Board of Directors.   Our Board of Directors consists of experienced business leaders who understand the need for banks that focus on serving the financial needs of their clients. Their significant common stock ownership aligns their interests with those of our shareholders, and their combined expertise and relationships position us to capitalize on market opportunities.

•Disciplined Risk Management. We prioritize disciplined risk management, embedding it in our corporate culture. Our robust processes monitor loan and investment portfolios, inform operational decisions, and support the generation of high-quality earning assets. We employ comprehensive underwriting, portfolio diversification, and a conservative investment strategy. Oversight includes Board-approved policies, a Board-level Risk Committee, and a senior management Risk Management Committee, along with internal reviews for compliance and anti-money laundering.

•Strong Capital Position.   At December 31, 2024, we had a 8.20% tangible common equity ratio, and the Bank had a 10.09% tier 1 leverage ratio, a 11.64% tier 1 risk-based ratio, and an 12.70% total capital to risk-weighted assets ratio. We believe that our ability to attract and generate capital has facilitated our growth and is an integral component to the execution of our business plan.
•Scalable Operating Platform.   Our scalable operating platform empowers us to deliver an exceptional banking experience. We offer a full suite of banking technology, including online account opening through our Bankwell Direct channel, mobile and internet banking, and remote deposit capture, providing clients with maximum flexibility and convenience. This robust technology infrastructure also provides a foundation for future growth, ensuring we can continue to meet evolving client needs.

Human Capital Resources
At December 31, 2024, we employed a total of 144 full-time equivalent employees. It is through our team, and their ties to the communities, that we are able to dutifully support the communities we serve. Working within, and giving back to, our local partners is the hallmark of who we are, and we believe that the strength and commitment of our workforce to our communities is what sets us apart from other banks. We have long been committed to comprehensive and competitive compensation and benefits programs as we recognize that we operate in an intensely competitive environment for talent.
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

Company Website and Availability of Securities and Exchange Commission Filings
Information regarding the Company is available through the Investor Relations site link at https://investor.mybankwell.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge at www.sec.gov and at www.mybankwell.com under the Investor Relations link. Information on the website is not incorporated by reference and is not a part of this annual report on Form 10-K.
Competition
The financial services industry is highly competitive. We compete with commercial banks, savings banks, savings associations, money market funds, mortgage brokers, finance companies, credit unions, insurance companies, investment firms and private lenders in various components of our business. Many of these competitors have more assets, capital and higher lending limits, and more resources than we do, enabling them to conduct more intensive and broader-based promotional efforts to reach both commercial and individual clients. Competition for deposit products can depend heavily on pricing because of the ease with which clients can transfer deposits from one institution to another. To further enhance our competitive position, we launched online account opening, via our Bankwell Direct channel, providing a more convenient and accessible way for clients to join our Bank.
While many competitors possess greater scale and resources, our strategy focuses on areas where we excel: serving small to medium-sized businesses and professionals. We leverage deep local market knowledge and established relationships cultivated by our management and board of directors to build strong client connections. Our personalized service, local decision-making, and specialized industry expertise differentiate us from larger institutions and resonate strongly within our target market. We do not seek to compete directly for the primary banking relationships of large corporations, instead concentrating on providing superior service and tailored solutions to our core client base.
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
We market our lending products and services to qualified borrowers through conveniently located banking offices, relationship networks and high touch personal service. Our business development and marketing strategy is primarily focused on small to medium-sized businesses. Our relationship managers actively solicit business from companies entering our market areas as well as established businesses operating within the communities we serve. We attract new lending clients through professional service, relationship networks, competitive pricing and innovative structure, including the utilization of federal and state tax incentives and lending programs such as the SBA loan programs. Our efficient approval structure and local decision-making allow us to provide smart, proficient underwriting and timely decisions on new loan requests. This agility provides a competitive advantage over larger institutions.

Total loans before deferred loan fees and the ACL-Loans were $2.7 billion at December 31, 2024. The following tables summarize the composition of our loan portfolio for the dates indicated.

	At December 31,
	2024	2023	2022	2021	2020
	(In thousands)
Real estate loans:
Residential	$42,766	$50,931	$60,588	$79,987	$113,557
Commercial	1,899,134	1,947,648	1,921,252	1,356,709	1,148,383
Construction	173,555	183,414	155,198	98,341	87,007
	2,115,455	2,181,993	2,137,038	1,535,037	1,348,947
Commercial business	515,125	500,569	520,447	350,975	276,601
Consumer	75,308	36,045	17,963	8,869	79
Total loans	$2,705,888	$2,718,607	$2,675,448	$1,894,881	$1,625,627

	At December 31,
	Percent of Loan Portfolio
	2024	2023	2022	2021	2020

Real estate loans:
Residential	1.58%	1.87%	2.27%	4.22%	6.99%
Commercial	70.19	71.64	71.81	71.60	70.64
Construction	6.41	6.75	5.80	5.19	5.35
	78.18	80.26	79.88	81.01	82.98
Commercial business	19.04	18.41	19.45	18.52	17.02
Consumer	2.78	1.33	0.67	0.47	—
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

Residential real estate loans. In the fourth quarter of 2017, management made the strategic decision to cease originating residential mortgage loans. In the third quarter of 2019, the Company stopped offering home equity loans or lines of credit. Prior to these decisions, we offered first lien one-to-four family mortgage loans, as well as home equity lines of credit, in each case primarily on owner-occupied primary residences. Although our residential real estate loan portfolio presents lower levels of risk than our commercial real estate and construction loan portfolios, we are exposed to risk based on fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrower’s financial condition, which could be affected by numerous factors, including divorce, job loss, illness or other personal hardship. The rising rate environment may also pose a risk in our residential adjustable rate mortgages and home equity lines of credit portfolios as borrowers' rates reset at increased levels.
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
Commercial business loans. We offer a wide range of commercial loans, including business term loans, equipment financing and lines of credit. Our target commercial loan market is small to medium-sized businesses, including retail and professional establishments. The terms of these loans vary by purpose and by type of underlying collateral. The commercial loans primarily are underwritten on the basis of the borrower’s ability to service the loan from cash flow. We make loans secured by accounts receivable or inventory, principal typically is repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is fully or partially amortized during the loan term with any balloon amount due at maturity. The quality of the commercial borrower’s management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower’s creditworthiness. From time-to-time, we also make equipment loans with conservative margins, generally for a term of ten years or less, supported by the useful life of the equipment, at fixed or variable rates, with the loan fully amortizing over the term. Loans to support working capital typically have terms not exceeding two years and usually are secured by accounts receivable, inventory and/or personal guarantees of the principals of the business and at times by the commercial real estate of the borrower. Risks associated with our commercial loan portfolio include those related to the strength of the borrower’s business, which may be affected not only by local, regional and national market conditions, but also changes in the borrower’s management and other factors beyond the borrower’s control; those related to fluctuations in value of any collateral securing the loan; and those related to terms of the commercial loan, which may include balloon payments that must be refinanced or paid off at the end of the term of the loan or mid-term interest rate resets, possibly at increased interest rates. Our commercial loan portfolio presents a higher risk than our residential real estate and consumer loan portfolios.
Consumer loans. As of December 31, 2024, our consumer loans represented 2.8% of our total loan portfolio. We do not expect our consumer loan portfolio to become a material component of our total loan portfolio as we do not engage in any material amount of consumer lending. Our consumer loans, which are underwritten primarily based on the borrower’s financial condition and contain both secured and unsecured credits, expose us to risk based on changes in the borrower’s financial condition, which could be affected by numerous factors, including those discussed above. Rising interest rates may also impact the risk profile of this segment of the portfolio. This portfolio segment includes loans to finance insurance premiums secured by the cash surrender value of life insurance and marketable securities, overdraft lines of credit, and personal loans to high net worth individuals.
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
We have also established an internal lending guideline to one relationship of up to 30% of risk-based capital and allowance for credit losses, if secured by commercial real estate. This limit is inside the regulatory limit of 50%. A relationship in this instance is defined as loans made to different entities but with a shared borrower principal(s). For individual loans and loans dependent on the operation of a business, limits are set so as not to exceed the statutory maximum of 15% of equity capital and allowance for credit losses. Our top 20 borrowing relationships range in exposure from $48.1 million to $94.0 million and are monitored on an on-going basis.
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
Loans that are upgraded or downgraded are reviewed by our Chief Credit Officer or designee, while Watch List loans undergo a detailed quarterly analysis prepared by the relationship manager or portfolio manager and reviewed by management. This review includes an evaluation of the market conditions, the property’s or company’s trends, the borrower and guarantor status, the level of reserves required and loan accrual status. Additionally, we have an independent, third-party loan review performed, which includes the accuracy of our loan risk ratings and our credit administration functions. Finally, we perform an annual stress test of our commercial loan portfolio, in which we evaluate the impact on the portfolio of declining economic conditions, including lower values and decline in net operating income which may result from lower rental rates, lower occupancy rates and higher interest rates. Management reviews these reports and presents them to our loan committees. These asset review procedures provide management with additional information for assessing our asset quality.
Bankwell’s response to the current economic environment’s impact on commercial real estate. Given our concentration of loans secured by commercial real estate and current economic conditions, including factors such as elevated interest rates and changing demand for office space, management has adopted the following:
•increased and expanded our monitoring of our entire loan portfolio, with added focus on our commercial real estate loan portfolio,
•expanded reporting to Directors' Loan Committee and the Board of Directors which includes:
◦upcoming commercial real estate maturity schedule, including loan to value, debt service coverage ratio, occupancy, and commentary on expected refinance or payoff status, maturity by property type and owner occupied or non-owner-occupied status; and
◦individual loan level detail of the performance on our residential care portfolio and our insurance agency portfolio and
•enhanced our covenant tracking and reporting to the Directors Loan Committee.
In addition to the enhancements made to monitoring and reporting, the Company has added resources to its Portfolio Management and Credit Departments.
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
Deposits
Deposits are our primary source of funds to support our income-earning assets. We offer traditional depository products, including checking, savings, money market and certificates of deposit with a variety of rates. Deposits at the Bank are insured by the FDIC up to statutory limits. We gather deposits through our network of deposit-taking branch offices, online account opening through our Bankwell Direct channel, and have attracted significant transaction account business through our relationship-based approach.
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

Risk Management
We place significant emphasis on risk mitigation as an integral component of our organizational culture. The Company’s existing governance and organizational structure incorporates a substantial risk management component through the following:
•A Risk Committee comprised of directors of the Company charged with oversight of the Company’s overall enterprise risk management framework, policies, procedures and controls, including operational and information security and cybersecurity risks and compliance programs;

•Oversight of various risk components by committees comprised of directors of the Company, including Directors' Loan Committee (credit), ALCO (asset and liability), and Audit Committee (financial);

•A Risk Management Committee comprised of senior management, which provides risk management oversight and is chaired by our Chief Risk Officer, who has direct accountability to the Board Risk Committee;

•Operational Risk and Compliance Working Groups, comprised of senior management, to identify, assess, manage, and mitigate operational risks across the Company. The groups enhance the Company’s operational risk and compliance framework by ensuring compliance with regulatory requirements, evidence risk performance relative to the Company’s risk appetite, and promote a culture of risk awareness;

•The retention of an independent firm (separate from the Company’s external auditors) that performs internal audit functions; and

•Outsourcing of our asset/liability calculations to a reputable third party, including a quarterly assessment of interest rate risk, reviewed and validated by ALCO.

Risk management with respect to our lending philosophy focuses, among other things, on structuring credits to provide for multiple sources of repayment, coupled with strong underwriting by experienced relationship managers, lending and credit management. We perform quarterly reviews of criticized loans and criticized asset action plans for those borrowers who display deteriorating financial conditions in order to monitor those relationships and implement corrective measures on a timely basis to minimize losses. In addition, we perform an annual stress test of our commercial loan portfolio, in which we evaluate the impact on the portfolio of declining property values and lower net operating incomes as a result of economic conditions, including lower rental rates and lower occupancy rates. The stress test focuses on the cash flow and valuation of the properties or businesses.
Additionally, the Company maintains a robust liquidity risk management framework, primarily through our Contingency Funding Plan (“CFP”). The CFP is designed to ensure our ability to meet our financial obligations under both normal and stressed conditions. A critical component of the CFP is liquidity stress testing, which involves simulating various adverse market and idiosyncratic scenarios. These scenarios include, but are not limited to, significant deposit outflows, disruptions in wholesale funding markets, and severe economic downturns. The results of these stress tests are used to assess the adequacy of our liquidity and to identify potential vulnerabilities. Stress tests are conducted quarterly and reported to ALCO but may also be run on an ad-hoc basis when market conditions change.
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

Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), enacted in 2010, significantly changed the existing bank regulatory structure, affecting the lending and investment activities and general operations of depository institutions and their holding companies.
The Dodd-Frank Act made many changes to banking regulations, including authorizing depository institutions to pay interest on business checking accounts, requiring originators of securitized loans to retain a percentage of the risk for transferred loans, establishing regulatory rate-setting for certain debit card interchange fees, requiring bank holding companies and banks to be “well capitalized” and “well managed” in order to acquire banks located outside of their home state, requiring any bank holding company electing to be treated as a financial holding company to be “well capitalized” and “well managed,” and authorizing national and state banks to establish de novo branches in any state that would permit a bank chartered in that state to open a branch at that location.
The Dodd-Frank Act also created the Consumer Financial Protection Bureau with extensive powers to implement and enforce consumer protection laws, having examination and enforcement authority over all banks and savings associations with more than $10 billion in assets. Banks and savings associations with $10 billion or less in assets will be examined for compliance with federal consumer protection and fair lending laws by their applicable primary federal bank regulators. The Dodd-Frank Act also gives state attorneys general certain authority to enforce applicable federal consumer protection laws.
Economic Growth Act
The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”), enacted in May 2018, repealed or modified several provisions of the Dodd-Frank Act. In addition, the Economic Growth Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the so-called "Volcker Rule", mortgage disclosures and risk weights for certain high-risk commercial real estate loans.
The Economic Growth Act provides insured depository institutions and their affiliates with less than $10 billion in total consolidated assets and limited trading activities with an exemption from the Dodd-Frank Act’s “Volcker Rule,” which generally restricts certain banking entities such as the Company and the Bank from engaging in proprietary trading activities and entering into certain relationships with hedge funds and private-equity funds. In July 2019, the FDIC, along with several other banking agencies, adopted final rules to implement the exemption contemplated by the Economic Growth Act.
The Economic Growth Act has eased certain reporting and debt requirements for banks under $3 billion, as detailed in its Small Bank Holding Company Policy Statement. As of June 30, 2023, the Company no longer met the definition of a Small Bank Holding Company as the Company's assets exceeded $3 billion. Effective March 31, 2024, the Company became subject to the larger company capital requirements as set forth in the Economic Growth Act.
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
The Basel III Capital Rules established a minimum common equity Tier 1 capital requirement of 4.5% of risk-weighted assets; set the minimum leverage ratio at 4% of total assets; increased the minimum Tier 1 capital to risk-weighted assets requirement from 4% to 6%; and retained the minimum total capital to risk weighted assets requirement at 8.0%. A “well-capitalized” institution must generally maintain capital ratios 200 basis points higher than the minimum guidelines.
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
The Dodd-Frank Act set the required minimum reserve ratio to 1.35 percent. If the reserve ratio falls below 1.35 percent or is expected to so fall within 6 months, the FDIC generally must adopt a restoration plan to restore the Deposit Insurance Fund reserve ratio to at least 1.35 percent within 8 years. For both 2024 and 2023, the FDIC has exercised that discretion by establishing a 2% designated fund reserve ratio as a long-range minimum target for setting assessment rates.

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
On October 24, 2023, the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation released the final rule to strengthen and modernize their regulations implementing the CRA. The final rule revises the CRA regulations to better achieve the CRA’s core purpose of encouraging banks to help meet the credit needs of their local communities. It also adapts to changes in the banking industry, including the expanded role of mobile and online banking; provides greater clarity and consistency in the application of CRA regulations; tailors performance standards, data collection, and reporting requirements to account for differences in bank size, business model, and local conditions; promotes transparency and public engagement; confirms that CRA and fair lending responsibilities are mutually reinforcing; and promotes a consistent regulatory approach that applies to banks regulated by all three agencies. The final rule took effect on April 1, 2024, with staggered compliance dates of January 1, 2026, and January 1, 2027.
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
On January 1, 2021, Congress passed the Corporate Transparency Act (the “CTA”) as part of the National Defense Authorization Act, which enacted the most significant overhaul of the anti-money laundering laws since the USA PATRIOT Act. The CTA aims to eliminate the use of shell companies that facilitate the laundering of criminal proceeds and, for that purpose, directs FinCEN to establish and maintain a national registry of beneficial ownership information for certain corporate and other business entities. The CTA required reporting companies subject the CTA to provide specific information with respect to 25% beneficial owner(s) at the time of formation (or by December 31, 2024 for entities existing on January 1, 2024) and upon a change in ownership. Non-compliance with FinCEN regulations promulgated under the CTA may result in civil fines as well as criminal penalties. Numerous lawsuits were filed in federal courts during 2024 seeking to block enforcement of the CTA, with some courts granting nationwide injunctions, all of which were eventually stayed or lifted. On February 20, 2025, after the last outstanding injunction was lifted, FINCen extended the original CTA filing deadline for existing reporting companies to March 21, 2025. However, on February 27, 2025, FINCen announced that it will not be enforcing the March 21st deadline and will instead issue a new “interim final rule” by March 21, 2025 that could change timelines and reporting requirements. On March 2, 2025, the Treasury Department announced that it will not be enforcing the CTA against U.S. citizens or domestic reporting companies and that it would be issuing a proposed rule that will narrow the scope of the CTA filing requirements to foreign reporting companies only.

On September 29, 2022, FinCEN finalized the first of three proposed rules to implement changes to the beneficial ownership requirements and related amendments set forth in the CTA (the “BOI Reporting Rule”). The BOI Reporting Rule, which became effective on January 1, 2024, prescribes which corporate entities created in or registered to do business in the U.S. will be required to report beneficial ownership information (“BOI”) directly to FinCEN. On December 21, 2023, FinCEN issued a final rule, effective on February 20, 2024, (the “Access Rule”), which prescribes the circumstances under which BOI reported to the FinCEN registry may be disclosed to various government agencies and to financial institutions using BOI to facilitate compliance with regulatory customer due diligence requirements and how BOI must be protected. Under the Access Rule, FinCEN may disclose BOI to a financial institution to facilitate compliance with customer due diligence requirements under applicable law, provided the relevant reporting company has consented to such disclosure. The Access Rule requires financial institutions that obtain BOI from FinCEN to develop and implement administrative, technical, and physical safeguards reasonably designed to protect the information, but provides that such institutions will be able to satisfy this requirement by apply to BOI the same security and information handling procedures the use to protect customer’s nonpublic personal information in compliance with the GBLA. On December 21, 2023, federal and state bank regulators issued an Interagency Statement that states that the Access Rule does not create a new regulatory requirement for banks to access BOI from the CTA registry, create a supervisory expectation that they do so or necessitate changes to BSA/AML compliance programs designed to comply with the existing Customer Due Diligence rule (the “current CDD Rule”) and other existing BSA requirements, such as customer identification program requirements and suspicious activity reporting. FinCEN stated that it plans to issue a third rule, which has not yet been proposed, that is expected to revise the current CDD Rule to bring it into conformity with the CTA as well as reduce any burdens on financial institutions and legal entity customers that are, in light of the CTA, unnecessary or duplicative.
On June 28, 2024, FinCEN announced a proposed rule to strengthen and modernize financial institutions’ anti-money laundering and countering the financing of terrorism (AML/CFT) programs. While financial institutions have long maintained AML/CFT programs under existing regulations, this proposed rule would amend those regulations to explicitly require that such programs be effective, risk-based, and reasonably designed with certain minimum components, including a mandatory risk assessment process and also require financial institutions to review government-wide AML/CFT priorities and incorporate them, as appropriate, into their risk-based programs. The proposed rule is intended to encourage financial institutions to modernize their AML/CFT programs where appropriate to responsibly innovate, while still managing illicit finance risks.
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
Net Operating Loss Carryovers: For the years ended 2017 and prior, a corporation may carryback net operating losses generated in such years to the preceding two taxable years and forward to the succeeding 20 taxable years. Under the Tax Cuts and Jobs Act enacted in December 2017, a corporation may not carryback net operating losses arising in tax years after 2017, but may carryforward such losses indefinitely; however, the net operating loss deduction in a given year is limited to 80% of taxable income. The Coronavirus Aid, Relief, and Economic Security Act ("CARES") temporarily - and retroactively - modified the net operating loss rules to permit carryback of net operating losses generated in 2018, 2019 and 2020 for five years. A corporation may elect to waive the carryback period and only carry these net operating losses forward to future years. The five-year carryback provision of the CARES Act is not available for losses generated in 2021 and subsequent years. At December 31, 2024, we had $1.4 million of net operating loss carryforwards for federal income tax purposes. The carryovers were transferred to the Company upon the merger with The Wilton Bank in 2014.
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
Excise Tax on Stock Repurchases, The Inflation Reduction Act of 2022 (“IRA”) imposes a 1% excise tax on the aggregate fair market value of stock repurchased by certain corporations during the taxable year, subject to adjustments. The excise tax generally applies to any US corporation whose stock is traded on an established securities market and that repurchases more than $1 million of stock over the course of a tax year.
The Company and the Bank are not currently under audit with respect to their federal tax returns.
State Taxation
We are subject to the Connecticut corporation business tax. The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (7.5% for the fiscal years ending December 31, 2024 and 2023) to arrive at Connecticut income tax. In addition to Connecticut state income tax, we are subject to income tax in other states due to business activities conducted therein, including the employment of personnel and the origination of loans.
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
We maintain an Allowance for Credit Losses for Loans ("ACL-Loans") to provide for losses inherent in our loan portfolio. Maintaining an adequate ACL-Loans is critical to our financial results and condition. The level of our ACL-Loans reflects management’s continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the ACL-Loans is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, continuing deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our ACL-Loans. In addition, our regulators, as an integral part of their examination process, review our loans and the adequacy of our ACL-Loans and may direct us to make additions to our ACL-Loans based on their judgments about information available to them at the time of their examination. If actual charge-offs in future periods exceed the amounts allocated to our ACL-Loans, we may need additional provision for credit losses to restore the adequacy of our ACL-Loans. If we are required to materially increase our level of ACL-Loans for any reason, such increase could have a material adverse effect on our business, financial condition, results of operations and future prospects.
Our concentration of large loans to certain borrowers may increase our credit risk.
As of December 31, 2024, our five largest relationships ranged in exposure from approximately $80.0 million to $94.0 million. In addition to other typical risks related to any loan, such as deterioration of the collateral securing the loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay a loan obligation(s) for any reason, our nonperforming loans and our ACL-Loans could increase significantly, which could adversely and materially affect our business, financial condition and results of operations.
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
These loans expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate. Non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-

offs on non-owner occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.
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
Our underwriting, review and monitoring cannot eliminate all of the risks related to these loans. Unexpected deterioration in the credit quality of our commercial real estate loan, commercial loan or construction loan portfolios would require us to increase our provision for credit losses, which would reduce our profitability and could have a material adverse effect on our business, financial condition, results of operations and future prospects.
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
Interest rates are highly sensitive to numerous factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, most notably the FRB through the Federal Open Market Committee. Beginning in 2022, the FRB initiated an aggressive monetary tightening cycle to combat rising inflation, resulting in a significant and rapid increase in the federal funds rate. This tightening cycle culminated in the target federal funds rate range reaching a high of 5.25%-5.50%. While the FRB subsequently decreased the target range by 100 basis points in 2024, citing factors such as moderating inflationary pressures and continued job and wage growth, the cumulative effect of the prior increases continued to shape the interest rate environment.
Changes in monetary policy, particularly changes in interest rates, influence the interest we earn on loans and securities, the interest we pay on deposits and borrowings, and our ability to originate loans and attract deposits. Furthermore, such changes affect the fair value of our financial assets and liabilities, as well as the average duration of our assets. If interest rates paid on deposits and other borrowings increase faster than the interest rates we receive on loans and other investments, our net interest income, and consequently our net income, could be adversely affected. Periods of market volatility and instability may increase our funding costs and negatively affect our market risk mitigation strategies. Any substantial, unexpected, or prolonged change in market interest rates could have a material adverse effect on our business, financial condition, results of operations, and future prospects.
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
Competition in the financial services industry is strong. Numerous commercial banks, savings banks and savings associations maintain offices or are headquartered in or near our market area. Commercial banks, savings banks, savings associations, money market funds, mortgage brokers, finance companies, credit unions, insurance companies, investment firms and private lenders compete with us for various components of our business. These competitors often have far greater resources than we do and are able to conduct more intensive and broader based promotional efforts to reach both commercial and individual clients.
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
We rely on communication and information systems to conduct business, many of which are provided by third-party providers. Potential failures, interruptions or breaches in system security could result in disruptions or failures in our key systems, such as general ledger, deposit or loan systems as well as online banking, including our online account opening channel, Bankwell Direct. The risk of electronic fraudulent activity within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting bank accounts and other client information is on the rise. We have developed policies and procedures aimed at preventing and limiting the effect of failure, interruption or security breaches, including cyber-attacks of information systems; however, there can be no assurance that these incidences will not occur, or if they do occur, that they will be appropriately addressed. Furthermore, we may not be able to ensure all our third-party providers have appropriate controls in place to protect themselves and our information in the event of a cyber-attack. The occurrence of any failures, interruptions, or security breaches, including cyber-attacks of our information systems and those of our third-party providers could damage our reputation, result in the loss of business, subject us to increased regulatory scrutiny or to civil litigation and possible financial liability, any of which could have an adverse effect on our results of operation and financial condition.
Unauthorized access, cyber-crime, and other threats to data security, including those posed by artificial intelligence, may require significant resources, harm our reputation, and adversely affect our business.
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

As a financial institution, we are inherently exposed to risk in the form of theft and other fraudulent activities by clients, vendors, bad actors, and/or employees targeting the Bank or our clients. These activities can manifest in many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering, and other dishonest acts. The increasing sophistication of fraudulent activity could damage our reputation, result in the loss of business, subject us to increased regulatory scrutiny or to civil litigation and possible financial liability. Any of these outcomes could have an adverse effect on our results of operation and financial condition. To mitigate these risks, we maintain effective policies and internal controls, leverage technology, and provide ongoing employee training focused on identifying and preventing such incidents.
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
The effects of climate change continue to create an alarming level of concern for the state of the global environment. As a result, the global business community has increased its political and social awareness surrounding the issue. Further, U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose numerous initiatives to supplement the global effort to combat climate change. The lack of empirical data surrounding the credit and other financial risks posed by climate change render it impossible to predict how specifically climate change may impact our financial condition and results of operations; however, the physical effects of climate change may also directly impact us. Specifically, unpredictable and more frequent weather disasters may adversely impact the value of real property securing the loans in our portfolios. Additionally, if insurance obtained by our borrowers is insufficient to cover any losses sustained to the collateral, or if insurance coverage is otherwise unavailable to our borrowers, the collateral securing our loans may be negatively impacted by climate change, which could impact our financial condition and results of operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our clients and impact the communities in which we operate. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.
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
We are subject to reporting requirements under the rules of the FDIC, including a requirement for management to prepare a report that contains an assessment by management of the Bank’s effectiveness of internal control structure and procedures for financial reporting as of the end of such fiscal year. In addition, we are required to obtain an independent public accountant’s attestation report concerning our internal control structure over financial reporting. The rules for management to assess the Bank’s internal controls over financial reporting are complex, and require significant documentation, testing and possible remediation. The effort to comply with regulatory requirements relating to internal controls causes us to incur increased expenses and diverts management’s time and other internal resources. If the Bank cannot favorably assess the effectiveness of its internal controls over financial reporting, or if its independent registered public accounting firm is unable to provide an unqualified attestation report on the Bank’s internal controls, the price of our common stock as well as investor confidence could be adversely affected and we may be subject to additional regulatory scrutiny.
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
Cybersecurity Governance
The Audit Committee and Risk Committee of the Board of Directors provide oversight of Company cybersecurity risks. The Risk Committee conducts a minimum of one cybersecurity program update per year, including a review of capital spend, budget, and staffing, as well as periodic reports on cybersecurity threats, awareness training, and key risk indicators related to the Company’s progress on risk mitigation activities. Annually, the Audit Committee reviews and recommends to the Board approval of management's recommendations on cybersecurity insurance. The Risk Committee reviews the Company’s oversight related to cybersecurity risks, to ensure that Board oversight of such risks remains appropriate and that risks are appropriately managed.

The Company’s Chief Information Officer ("CIO") oversees the Company’s information technology programs and investments. The Company’s CIO has over 20 years of information technology experience, including ten years in various information technology leadership roles. Our CIO holds a Bachelor of Science in Information Technology. The Company’s Chief Security Officer ("CSO") reports to the Chief Risk Officer and oversees the Company’s information security programs. The CSO possesses over 20 years of Information Security and Technology experience.

Our Risk Management Committee, which includes the Company’s Chief Risk Officer (Chair), Director of Risk Management and CSO, assesses and monitors the effectiveness of the Company’s cybersecurity risk management program. The Company’s internal audit function also performs independent reviews and validation of the program, including policies and procedures as determined by their annual risk assessment.

Both the CIO and CSO regularly report to the Board's Risk Committee on the Company’s identification, prevention, detection, mitigation and remediation of cybersecurity risks and incidents. In 2024, the Risk Committee reviewed the Company’s cybersecurity program and maturity assessment, provided regular oversight of cybersecurity risks, with cybersecurity discussions and dashboard reviews of key performance indicators and risks during the course of the year. With respect to specific incidents, the Company leverages an incident response framework to elevate and evaluate specific incidents to the CIO and CSO, along with the Company’s senior leadership, including the finance, compliance, and legal functions. In the event of a potentially material cybersecurity incident, the Risk Committee would be immediately notified and briefed.

In January 2025, the Company hired a Chief Technology Officer ("CTO"), who oversees the Company’s information technology programs and investments. The CTO now encompasses the responsibilities previously held by the Chief Information Officer.

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
There were approximately 241 shareholders of record of BWFG Common Stock as of December 31, 2024. This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms or other nominees.
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
Issuer Purchases of Equity Securities
The following table includes information with respect to repurchases of the Company’s Common Stock during the three‑month period ended December 31, 2024 under the Company’s share repurchase program.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2024 - October 31, 2024	—	$—	—	250,000
November 1, 2024 - November 30, 2024	—	—	—	250,000
December 1, 2024 - December 31, 2024	—	—	—	250,000
Total	—	$—	—	250,000

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

Subsequent to December 31, 2024 through March 4, 2025, the Company purchased 16,920 shares of its Common Stock at a weighted average price of $31.15.

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
Selected Financial Data
The following table sets forth selected consolidated financial data as of the dates and for the periods presented. The selected consolidated balance sheet data as of December 31, 2024 and 2023 and the selected consolidated statement of income data for the years ended December 31, 2024 and 2023 have been derived mainly from our audited consolidated financial statements and related notes that we have included elsewhere in this Annual Report. The selected consolidated balance sheet data as of December 31, 2022, 2021, and 2020 and the selected consolidated statement of income data for the years ended December 31, 2022, 2021, and 2020 has been derived mainly from audited consolidated financial statements that are not presented in this Annual Report.
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

Selected Financial Data

	At or For the Years Ended December 31,
	2024	2023	2022	2021	2020(f)
	(Dollars in thousands, except per share data)
Statements of Income:
Interest income	$191,994	$188,454	$117,945	$81,376	$77,487
Interest expense	108,712	93,986	23,202	13,490	22,652
Net interest income	83,282	94,468	94,743	67,886	54,835
Provision (credit) for credit losses	22,620	866	5,437	(57)	7,605
Net interest income after provision for credit losses	60,662	93,602	89,306	67,943	47,230
Noninterest income	3,718	4,842	3,040	5,657	2,884
Noninterest expense	51,051	50,401	44,363	39,739	42,813
Income before income tax	13,329	48,043	47,983	33,861	7,301
Income tax expense	3,559	11,380	10,554	7,275	1,397
Net income	9,770	36,663	37,429	26,586	5,904
Per Share Data:
Basic earnings per share	$1.24	$4.71	$4.84	$3.38	$0.75
Diluted earnings per share	$1.23	$4.67	$4.79	$3.36	$0.75
Book value per share (end of period)(a)	35.43	34.84	31.73	26.53	22.77
Tangible book value per share (end of period)(a)(b)	35.09	34.50	31.39	26.19	22.43
Dividend payout ratio(b)(e)	65.04%	17.13%	16.70%	19.05%	74.67%
Shares outstanding (end of period)(a)	7,635,998	7,628,288	7,516,699	7,612,807	7,755,909
Weighted average shares outstanding–basic	7,710,076	7,587,768	7,563,363	7,706,407	7,728,328
Weighted average shares outstanding–diluted	7,737,952	7,647,411	7,640,218	7,761,811	7,748,453
Performance Ratios:
Return on average assets(b)	0.31%	1.13%	1.44%	1.17%	0.28%
Return on average common shareholders’ equity(b)	3.60%	14.55%	16.72%	13.86%	3.35%
Average shareholders’ equity to average assets	8.48%	7.74%	8.61%	8.46%	8.36%
Net interest margin(b)	2.70%	2.98%	3.78%	3.17%	2.77%
Efficiency ratio(b)	57.9%	50.8%	45.4%	53.9%	73.9%
Asset Quality Ratios:
Total past due loans to total loans(c)	1.63%	0.78%	0.60%	1.72%	0.93%
Nonperforming loans to total loans(c)	1.97%	1.81%	0.61%	0.88%	2.06%
Nonperforming assets to total assets(d)	1.88%	1.53%	0.51%	0.68%	1.48%
ACL-Loans to nonperforming loans	54.45%	56.79%	136.43%	101.90%	62.87%
ACL-Loans to total loans(c)	1.07%	1.03%	0.84%	0.89%	1.29%
Net charge-offs (recoveries) to average loans(b)(g)	0.81%	0.03%	—%	0.23%	0.01%
Statements of Financial Condition:
Total assets	$3,268,476	$3,215,482	$3,252,449	$2,456,264	$2,253,747
Gross portfolio loans(c)	2,705,888	2,718,607	2,675,448	1,894,881	1,625,627
Investment securities	146,099	127,623	121,634	108,409	106,890
Deposits	2,787,570	2,736,757	2,800,818	2,123,998	1,827,316
FHLB borrowings	90,000	90,000	90,000	50,000	175,000
Subordinated debt	69,451	69,205	68,959	34,441	25,258
Total equity	270,520	265,752	238,469	201,987	176,602
Capital Ratios:
Tier 1 capital to average assets
Bankwell Bank	10.09%	9.81%	9.88%	9.94%	8.44%
Tier 1 capital to risk-weighted assets
Bankwell Bank	11.64%	11.30%	10.28%	11.18%	11.06%
Total capital to risk-weighted assets
Bankwell Bank	12.70%	12.32%	11.07%	12.00%	12.28%
Total shareholders’ equity to total assets	8.28%	8.26%	7.33%	8.22%	7.84%
Tangible common equity ratio(b)	8.20%	8.19%	7.26%	8.13%	7.73%

(a)Excludes unvested restricted stock awards.
(b)This measure is not a measure recognized under Generally Accepted Accounting Principles ("GAAP") and is therefore considered to be a non-GAAP financial measure. See “Non-GAAP Financial Measures” for a description of this measure and a reconciliation of this measure to its most directly comparable GAAP measure.
(c)Calculated using the principal amounts outstanding on loans.
(d)Nonperforming assets consist of nonperforming loans and other real estate owned.
(e)The dividend payout ratio is the dividends per share divided by diluted earnings per share.
(f)Performance ratios for the year ended December 31, 2020 were negatively impacted by incremental COVID-19 pandemic related loan loss reserves and a $3.9 million one-time charge related to office consolidation, vendor contract termination and employee severance costs recognized in the fourth quarter of 2020.
(g)Return on average assets is calculated by dividing net income by average assets. Return on average shareholders' equity is calculated by dividing net income by average shareholders' equity. Net loan charge-offs as a percentage of average loans is calculated by dividing net loan (charge offs) recoveries by average total loans.

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

	Years Ended December 31,
	2024	2023	2022	2021	2020
	(Dollars in thousands, except per share data)
Efficiency Ratio
Noninterest expense	$51,051	$50,401	$44,363	$39,739	$42,813
Less: other real estate owned expenses	707	—	—	—	6
Less: Amortization of intangibles	—	—	—	76	138
Adjusted noninterest expense (numerator)	$50,344	$50,401	$44,363	$39,663	$42,669
Net interest income	$83,282	$94,468	$94,743	$67,886	$54,835
Noninterest income	3,718	4,842	3,040	5,657	2,884
Adjustments for: gains/(losses) on sales of securities	—	—	—	—	—
Adjustments for: gains/(losses) on sale of other real estate owned	—	—	—	—	19
Adjusted operating revenue (denominator)	$87,000	$99,310	$97,783	$73,543	$57,700
Efficiency ratio	57.9%	50.8%	45.4%	53.9%	73.9%
Tangible Common Equity and Tangible Common Equity/Tangible Assets
Total shareholders’ equity	$270,520	$265,752	$238,469	$201,987	$176,602
Less: preferred stock	—	—	—	—	—
Common shareholders’ equity	270,520	265,752	238,469	201,987	176,602
Less: Intangible assets	2,589	2,589	2,589	2,589	2,665
Tangible Common shareholders’ equity	$267,931	$263,163	$235,880	$199,398	$173,937
Total assets	$3,268,476	$3,215,482	$3,252,449	$2,456,264	$2,253,747
Less: Intangible assets	2,589	2,589	2,589	2,589	2,665
Tangible assets	$3,265,887	$3,212,893	$3,249,860	$2,453,675	$2,251,082
Tangible common shareholders’ equity to tangible assets	8.20%	8.19%	7.26%	8.13%	7.73%
Tangible Book Value per Share
Total shareholders’ equity	$270,520	$265,752	$238,469	$201,987	$176,602
Less: preferred stock	—	—	—	—	—
Common shareholders’ equity	270,520	265,752	238,469	201,987	176,602
Less: Intangible assets	2,589	2,589	2,589	2,589	2,665
Tangible common shareholders’ equity	$267,931	$263,163	$235,880	$199,398	$173,937
Common shares issued	7,859,873	7,882,616	7,730,699	7,803,166	7,919,278
Less: shares of unvested restricted stock	223,875	254,328	214,000	190,359	163,369
Common shares outstanding	7,635,998	7,628,288	7,516,699	7,612,807	7,755,909
Book value per share	$35.43	$34.84	$31.73	$26.53	$22.77
Less: effects of intangible assets	0.34	0.34	0.34	0.34	0.34
Tangible Book Value per Common Share	$35.09	$34.50	$31.39	$26.19	$22.43
Total Revenue
Net interest income	$83,282	$94,468	$94,743	$67,886	$54,835
Add: noninterest income	3,718	4,842	3,040	5,657	2,884
Total Revenue	$87,000	$99,310	$97,783	$73,543	$57,719
Noninterest income as a percentage of total revenue	4.27%	4.88%	3.11%	7.69%	5.00%
Return on Average Common Shareholders’ Equity
Net Income Attributable to Common Shareholders	$9,770	$36,663	$37,429	$26,586	$5,904
Total average shareholders’ equity	$271,200	$252,061	$223,874	$191,808	$176,489
Less: average preferred stock	—	—	—	—	—
Average Common Shareholders’ Equity	$271,200	$252,061	$223,874	$191,808	$176,489
Return on Average Common Shareholders’ Equity	3.60%	14.55%	16.72%	13.86%	3.35%

Executive Overview
We strive to be the preferred banking provider, offering a compelling alternative to larger institutions. Our strategy rests on our competitive strengths:

•Strategic Market Reach: While we serve our client base within 100 miles of our branch network, we also selectively pursue commercial banking opportunities beyond this radius, leveraging established business relationships and technology to support our clients’ growth.
•Experienced Leadership: Our Executive Management Team brings a proven track record of success and deep industry expertise.
•Dedicated Board of Directors: Our Board combines valuable expertise with close community ties, ensuring we understand and respond to local needs and are positioned to capitalize on market opportunities.
•Disciplined Risk Management: We employ a robust and proactive risk management framework to safeguard assets, ensure regulatory compliance, and support sustainable growth.
•Strong Capital Position: Our capital position has facilitated our growth and is integral to the execution of our business plan, and;
•Scalable Operating Platform: Designed for efficiency and scalability, our platform supports our growth and provides a seamless customer experience.

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

	Key Financial Measures(a)
	At or For the Years Ended December 31,
	2024	2023
	(Dollars in thousands, except per share data)
Selected balance sheet measures:
Total assets	$3,268,476	$3,215,482
Gross portfolio loans	2,705,888	2,718,607
Deposits	2,787,570	2,736,757
FHLB borrowings	90,000	90,000
Subordinated debt	69,451	69,205
Total equity	270,520	265,752
Selected statement of income measures:
Total revenue(c)	87,000	99,310
Net interest income before provision for credit losses	83,282	94,468
Income before income tax expense	13,329	48,043
Net income	9,770	36,663
Basic earnings per share	$1.24	$4.71
Diluted earnings per share	$1.23	$4.67

	Key Financial Measures(a)
	At or For the Years Ended December 31,
	2024	2023

Other financial measures and ratios:
Return on average assets	0.31%	1.13%
Return on average common shareholders’ equity(c)	3.60%	14.55%
Net interest margin(c)	2.70%	2.98%
Efficiency ratio(c)	57.9%	50.8%
Tangible book value per share (end of period)(c)(d)	$35.09	$34.50
Net charge-offs to average loans(b)	0.81%	0.03%
Nonperforming assets to total assets(e)	1.88%	1.53%
ACL-Loans to nonperforming loans	54.45%	56.79%
ACL-Loans to total loans(b)	1.07%	1.03%
(a)We derived the selected balance sheet measures as of December 31, 2024 and 2023 and the selected statement of income measures for the years ended December 31, 2024 and 2023 from our audited consolidated financial statements included elsewhere in this annual report. Average balances have been computed using daily averages. Our historical results may not be indicative of our results for any future period.
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
The ACL-Loans is measured on each loan’s amortized cost basis, excluding interest receivable, and is initially recognized upon origination or purchase of the loan, and subsequently remeasured on a recurring basis. The ACL-Loans is recognized as a contra-asset, and credit loss expense is recorded as a provision for credit losses in the consolidated statements of income. Loan losses are charged off against the ACL-Loans when management believes the loan is uncollectible. Subsequent recoveries, if any, are credited to the ACL-Loans. Loans are normally placed on nonaccrual status if it is probable that the Company will be unable to collect the full payment of principal and interest when due according to the contractual terms of the loan agreement, or the loan is past due for a period of 90 days or more unless the obligation is well-secured and is in the process of collection. The Company generally does not recognize an allowance for credit losses ("ACL") on accrued interest receivables, consistent with its policy to reverse interest income when interest is 90 days or more past due.
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
When loans do not share risk characteristics with other financial assets they are evaluated individually. Management applies its normal loan review procedures in making these judgments. Individually evaluated loans consist of loans with credit quality indicators which are substandard or doubtful. The Company also individually evaluates all insurance premium loans as well as a cash-secured loan to an individual. While these loans are considered consumer loans, the third-party Consumer ACL model is designed for unsecured lending, whereas these loans are secured. To account for the fully secured structure of this type of loan, management determined each loan will be individually evaluated, regardless of the credit quality indicators. These loans are evaluated based upon their collateral, which primarily consists of cash, cash surrender value life insurance, and in some cases real estate. In determining the ACL-Loans for individually evaluated loans, the Company generally applies a discounted cash flow method for instruments that are individually assessed. For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable and where the borrower is experiencing financial difficulty, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. Fair value is generally calculated based on the value of the underlying collateral less an appraisal discount and the estimated cost to sell.
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

Allowance for Credit Losses - Securities ("ACL-Securities")
Pursuant to ASU No. 2016-13, each quarter the Company individually evaluates the available for sale debt securities and held to maturity securities for impairment credit losses. Available for sale securities include U.S. Treasuries, mortgage-backed securities, and corporate bonds. U.S. Treasuries and mortgaged-backed securities are guaranteed by the U.S. Government and as a result, management has a zero loss expectation. No ACL-Securities was recorded for these securities as of December 31, 2024. For the corporate bond portfolio, the Company developed a metric which includes each issuer’s current credit ratings and key financial performance metrics to assess the underlying performance of each issuer. The analysis of the issuers’ performance and the intent of the Company to retain these securities support the determination that there was no expected credit loss, and therefore, no ACL-Securities were recognized on the corporate bond portfolio as of December 31, 2024. Of our held to maturity securities portfolio, one security’s fair value was less than its amortized cost as of December 31, 2024. Since this is a highly rated state agency and municipal obligation, the Company's expectation of nonpayment of the amortized cost basis is zero. No allowance for ALC-Securities was recorded for this security as of December 31, 2024.

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

Earnings and Performance Overview
2024 Earnings Overview
Our net income for the year ended December 31, 2024 was $9.8 million, a decrease of $26.9 million, or 73.4%, compared to the year ended December 31, 2023. Diluted earnings per share was $1.23 for the year ended December 31, 2024, compared to diluted earnings per share of $4.67 for the year ended December 31, 2023. Our returns on average shareholders' equity and average assets for the year ended December 31, 2024, were 3.60% and 0.31%, respectively, compared to 14.55% and 1.13%, respectively for the year ended December 31, 2023.
Revenues (net interest income plus noninterest income) for the year ended December 31, 2024 were $87.0 million, versus $99.3 million for the year ended December 31, 2023. The decrease in revenues for the year ended December 31, 2024 was attributable to an increase in interest expense on deposits and lower gains from loan sales, partially offset by an increase in interest and fees on loans due to higher loan yields and prepayment fees.

Net income for the year ended December 31, 2024 was $9.8 million, versus $36.7 million for the year ended December 31, 2023. The decrease in net income for the year ended December 31, 2024 was mainly due to an increase in provision for credit losses and the aforementioned decrease in revenues partially offset by a decrease in income tax expense.

Net interest income for the year ended December 31, 2024 was $83.3 million, a decrease of $11.2 million compared to the year ended December 31, 2023. Our net interest margin decreased 28 basis points to 2.70% for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease in the net interest margin was due to an increase in funding costs partially offset by an increase in yields on earning assets.

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
FTE net interest income for the years ended December 31, 2024 and 2023 was $83.7 million and $94.7 million, respectively. FTE net interest income decreased primarily due to an increase in interest expense partially offset by an increase in interest income attributable to higher loan yields.
FTE basis interest income for the year ended December 31, 2024 increased $3.7 million, or 2.0%, to $192.4 million compared to FTE basis interest income for the year ended December 31, 2023 due primarily to an increase in commercial real estate loans. Average interest earning assets were $3.1 billion for the year ended December 31, 2024, decreasing by $72.4 million, or 2.3%, from the year ended December 31, 2023. The average balance of total loans decreased $79.2 million, or 2.9%. The total average balance of securities for the year ended December 31, 2024 increased by $13.0 million, or 10.0, from the year ended December 31, 2023. The total yield in earnings assets increased to 6.09% at December 31, 2024, compared to 5.86% at December 31, 2023. The increase in earning asset yield was primarily driven by higher yields on loans, as well as higher yields on our cash and securities balances as a result of the overall higher interest rate environment in 2024.
Interest expense for the year ended December 31, 2024 increased by $14.7 million, or 15.7%, compared to interest expense for the year ended December 31, 2023 due to an interest expense on deposits, resulting from an increase in rates paid on interest bearing deposits.

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

The following table presents the average balances and yields earned on interest-earning assets and average balances and weighted average rates paid on our funding liabilities for the years ended December 31, 2024 and 2023.

	Years Ended December 31,
	2024			2023
	Average Balance	Interest	Yield/ Rate(4)	Average Balance	Interest	Yield/ Rate(4)
	(Dollars in thousands)
Assets:
Cash and fed funds sold	$283,353	$13,970	4.93%	$289,582	$14,147	4.89%
Securities(1)	142,744	5,098	3.57	129,785	3,906	3.01
Loans:
Commercial real estate	1,905,973	112,804	5.82	1,932,627	109,110	5.57
Residential real estate	47,767	2,978	6.23	55,607	2,751	4.95
Construction	162,180	12,197	7.40	195,773	14,268	7.19
Commercial business	514,800	42,006	8.03	533,736	41,406	7.65
Consumer	41,869	2,847	6.80	34,022	2,646	7.77
Total loans	2,672,589	172,832	6.36	2,751,765	170,181	6.10
Federal Home Loan Bank stock	5,666	477	8.41	5,570	427	7.68
Total earning assets	3,104,352	$192,377	6.09%	3,176,702	$188,661	5.86%
Other assets	92,885			79,571
Total assets	$3,197,237			$3,256,273
Liabilities and shareholders’ equity:
Interest bearing liabilities:
NOW	$96,091	$175	0.18%	$97,203	$170	0.17%
Money market	851,283	34,767	4.08	906,354	32,901	3.63
Savings	90,587	2,785	3.07	113,260	3,163	2.79
Time	1,335,680	63,531	4.76	1,303,915	50,672	3.89
Total interest bearing deposits	2,373,641	101,258	4.27	2,420,732	86,906	3.59
Borrowed money	159,320	7,454	4.68	160,661	7,080	4.35
Total interest bearing liabilities	2,532,961	$108,712	4.29%	2,581,393	$93,986	3.64%
Noninterest bearing deposits	332,611			368,926
Other liabilities	60,464			53,893
Total liabilities	2,926,036			3,004,212
Shareholders’ equity	271,201			252,061
Total liabilities and shareholders’ equity	$3,197,237			$3,256,273
Net interest income(2)		$83,665			$94,675
Interest rate spread			1.80%			2.22%
Net interest margin(3)			2.70%			2.98%
(1)Average balances and yields for securities are based on amortized cost.
(2)The adjustment for securities and loans taxable equivalency was $383 thousand and $207 thousand, respectively, for the years ended December 31, 2024 and 2023. Tax exempt income was converted to a fully taxable equivalent basis at a 20 percent tax rate for 2024 and 2023.
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

	Year Ended December 31, 2024 vs 2023 Increase (Decrease)
	Volume	Rate	Total
	(In thousands)
Interest and dividend income:
Cash and fed funds sold	$(306)	$129	$(177)
Securities	415	776	1,191
Loans:
Commercial real estate	(1,521)	5,214	3,693
Residential real estate	(423)	650	227
Construction	(2,508)	438	(2,070)
Commercial business	(1,499)	2,098	599
Consumer	560	(358)	202
Total loans	(5,391)	8,042	2,651
Federal Home Loan Bank stock	8	42	50
Total change in interest and dividend income	$(5,274)	$8,989	$3,715
Interest expense:
Deposits:
NOW	$(2)	$8	$6
Money market	(2,081)	3,946	1,865
Savings	(676)	298	(378)
Time	1,262	11,597	12,859
Total deposits	(1,497)	15,849	14,352
Borrowed money	(60)	433	373
Total change in interest expense	(1,557)	16,282	14,725
Change in net interest income	$(3,717)	$(7,293)	$(11,010)

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
The provision for credit losses for the year ended December 31, 2024 was $22.6 million compared to a $0.9 million provision for credit losses for the year ended December 31, 2023. The increase in the provision for credit losses during the year was primarily due to net charge offs.

Noninterest Income
Noninterest income is a component of our revenue and is comprised primarily of fees generated from loan and deposit relationships with our clients, fees generated from sales and referrals of loans, income earned on bank owned life insurance and gains on sales of investment securities. The following table compares noninterest income for the years ended December 31, 2024 and 2023.

	Years Ended December 31,		Change
	2024	2023	$	%
	(Dollars in thousands)
Gains and fees from sales of loans	$523	$1,972	$(1,449)	(73)%
Bank owned life insurance	1,356	1,192	164	14
Service charges and fees	1,963	1,629	334	21
Other	(124)	49	(173)	Unfavorable
Total noninterest income	$3,718	$4,842	$(1,124)	(23)%
Noninterest income decreased by $1.1 million to $3.7 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease for the year ended December 31, 2024 was mainly driven by a decrease in gains on SBA loan sales partially offset by an increase in service charges and fees.

Noninterest Expense
The following table compares noninterest expense for the years ended December 31, 2024 and 2023.

	Years Ended December 31,		Change
	2024	2023	$	%
	(Dollars in thousands)
Salaries and employee benefits	$23,746	$24,595	$(849)	(3)%
Occupancy and equipment	9,494	8,665	829	10
Data processing	3,251	2,888	363	13
Professional services	4,482	3,538	944	27
Director fees	1,840	1,812	28	2
FDIC insurance	3,350	4,164	(814)	(20)
Marketing	452	651	(199)	(31)
Other	4,436	4,088	348	9
Total noninterest expense	$51,051	$50,401	$650	1%
Noninterest expense increased by $0.7 million, or 1.3%, to $51.1 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in noninterest expense was primarily driven by increases in professional services and occupancy and equipment costs, partially offset by decreases in salaries and employee benefits and FDIC insurance expense due to reduced brokered deposit balances.
Income Taxes
Income tax expense for the years ended December 31, 2024 and 2023 totaled $3.6 million and $11.4 million, respectively. The effective tax rates for the years ended December 31, 2024 and 2023, were 26.7% and 23.7%, respectively.
Our net deferred tax asset at December 31, 2024 was $9.7 million, compared to $9.4 million at December 31, 2023.
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

Financial Condition
Summary
Assets totaled $3.3 billion at December 31, 2024, compared to assets of $3.2 billion at December 31, 2023. Gross loans totaled $2.7 billion at December 31, 2024, compared to gross loans of $2.7 billion at December 31, 2023. Deposits totaled $2.8 billion at December 31, 2024, compared to deposits of $2.7 billion at December 31, 2023.

Shareholders’ equity totaled $270.5 million as of December 31, 2024, an increase of $4.8 million compared to December 31, 2023, primarily a result of net income of $9.8 million for the year ended December 31, 2024. The increase was partially offset by dividends paid of $6.3 million.

Loan Portfolio
We originate commercial real estate loans, construction loans, commercial business loans and consumer loans in our market. We also pursue certain types of commercial lending opportunities outside our market, particularly where we have strong business relationships. Our loan portfolio is the largest category of our earnings assets.
The following table compares the composition of our loan portfolio for the dates indicated:

	2024		2023		Change
	Total	%	Total	%	Total
	(Dollars in thousands)
Real estate loans:
Residential	$42,766	1.58%	$50,931	1.87%	$(8,165)
Commercial	1,899,134	70.19	1,947,648	71.64	(48,514)
Construction	173,555	6.41	183,414	6.75	(9,859)
	2,115,455	78.18	2,181,993	80.26	(66,538)
Commercial business	515,125	19.04	500,569	18.41	14,556
Consumer	75,308	2.78	36,045	1.33	39,263
Total loans	$2,705,888	100.00%	$2,718,607	100.00%	$(12,719)
Primary loan categories
Residential real estate.   Residential real estate loans decreased by $8.2 million, or 16.0%, at December 31, 2024 compared to December 31, 2023 and amounted to $42.8 million, representing 2% of total loans at December 31, 2024. The Bank ceased originating residential mortgage loans in 2017.
Commercial real estate.   Commercial real estate loans were $1.9 billion and represented 70% of our total loan portfolio at December 31, 2024, a net decrease of $48.5 million, or 2.5%, from December 31, 2023. Commercial real estate loans are secured by a variety of property types, including healthcare facilities, office buildings, retail facilities, commercial mixed use and multi-family dwellings.
The following table compares the composition of our commercial real estate loan portfolio by non-owner occupied and owner occupied loans at December 31, 2024 and December 31, 2023:

	2024		2023		Change
	Total	%	Total	%	Total
	(Dollars in thousands)
Commercial real estate loans:
Non-owner occupied	$1,174,712	61.86%	$1,228,126	63.08%	$(53,414)
Owner occupied	724,203	38.14	718,780	36.92	5,423
Total commercial real estate loans(1)	$1,898,915	100.00%	$1,946,906	100.00%	$(47,991)
(1) Excludes the positive fair value effect of the portfolio layer swap of $219 thousand and $742 thousand for Commercial Real Estate at December 31, 2024 and 2023, respectively.
Construction.   Construction loans were $173.6 million at December 31 2024, a decrease of $9.9 million, or 5.4%, from December 31, 2023. Commercial construction loans consist of commercial development projects, such as apartment buildings and condominiums, as well as office buildings, retail and other income producing properties and land loans.

Commercial business.   Commercial business loans were $515.1 million and represented 19.0% of our total loan portfolio at December 31, 2024, a net increase of $14.6 million, or 2.9%, from December 31, 2023. Commercial business loans primarily provide working capital, equipment financing, financing for leasehold improvements and financing for expansion and are generally secured by assignments of corporate assets, real estate and personal guarantees of the business owners.
Consumer loans. Consumer loans were $75.3 million and represented 2.8% of our total loan portfolio as of December 31, 2024, an increase of $39.3 million, or 108.9%. We do not expect our consumer loans to become a material component of our loan portfolio, as we do not engage in any material amount of consumer lending. This portfolio segment includes loans to finance insurance premiums secured by the cash surrender value of life insurance and marketable securities, overdraft lines of credit, and personal loans to high net worth individuals.

Current environment
We evaluate the appropriateness of our underwriting standards in response to changes in national and regional economic conditions, including such matters as market interest rates, energy prices, trends in real estate values, and employment levels. Based on our assessment of these matters, underwriting standards and credit monitoring activities are enhanced from time to time in response to changes in these conditions. In response to the recent economic environment, the Company adopted expanded monitoring and reporting on our loan portfolio, including:
•increased and expanded our monitoring of our entire loan portfolio, with added focus on our commercial real estate loan portfolio,
•expanded reporting to Directors' Loan Committee and the Board of Directors which includes:
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
In addition to the enhancements made to monitoring and reporting, the Company has added resources to its Portfolio Management and Credit Departments.

The following table compares the composition of our commercial real estate loan portfolio by property type, and collateral location as of December 31, 2024:

Commercial Real Estate	CT	All Other NY	NYC	NJ	FL	OH	PA	All Other	Total(1)
	(Dollars in thousands)
Residential care(2)	$—	$78,974	$58,366	$10,170	$298,857	$78,971	$22,959	$124,163	$672,460
Retail	103,450	83,648	7,372	19,375	12,765	3,435	34,280	89,185	353,510
Multifamily	171,952	31,050	51,628	7,116	—	—	21,883	—	283,629
Office	56,972	10,232	2,987	29,532	2,235	—	—	58,451	160,409
Industrial / warehouse	69,024	14,188	19,625	17,045	2,717	—	—	15,357	137,956
Mixed use	39,207	1,117	49,962	—	—	—	—	—	90,286
Medical office	43,332	12,260	1,411	—	—	4,794	3,900	20,271	85,968
1-4 family investment	11,776	14,151	1,886	2,139	17,168	—	—	—	47,120
All other(3)	19,659	22,396	23,097	—	—	—	—	2,425	67,577
	$515,372	$268,016	$216,334	$85,377	$333,742	$87,200	$83,022	$309,852	$1,898,915
(1) Excludes the positive fair value effect of the portfolio layer swap of $219 thousand for Commercial Real Estate at December 31, 2024.
(2) Primarily consists of skilled nursing and assisted living facilities.
(3) Includes Special use, self storage, and land.
During 2024, we conducted a detailed review of every general office loan in our portfolio. As of December 31, 2024, the Bank had $160.4 million of loans collateralized by offices, which represented 5.9% of the total loan portfolio. Most of the properties in this portfolio are in suburban locations. 96.6% of this portfolio was pass rated, and there were two relationships totaling $5.5 million on nonaccrual status. We also performed an additional review of our multifamily exposure. As of December 31, 2024, we had $283.6 million of loans collateralized by multifamily properties, which represented 10.5% of the total loan portfolio. 89.0% of the portfolio is pass rated, and there was one relationship totaling $27.1 million on nonaccrual status. These properties are all located in Connecticut, New York, New Jersey, or Pennsylvania, with the majority in suburban locations. Nine properties totaling $51.6 million, with an average balance of $5.7 million, are in New York City.

The following table presents an analysis of the commercial real estate portfolio's loan to value at origination and by property type as of December 31, 2024.

Commercial Real Estate	Total CRE Portfolio(1)	Percentage of Total CRE Portfolio	Loan to Value at Origination %
	(Dollars in thousands)
Property Type
Residential care(2)	$672,460	35.4%	66.6%
Retail	353,510	18.6	63.5
Multifamily	283,629	14.9	62.1
Office	160,409	8.4	63.7
Industrial / warehouse	137,956	7.3	63.3
Mixed use	90,286	4.8	62.7
Medical office	85,968	4.5	63.3
1-4 family investment	47,120	2.5	57.7
All other	67,577	3.6	53.4
Total	$1,898,915	100.0%	63.9%
(1) Excludes the positive fair value effect of the portfolio layer swap of $219 thousand for Commercial Real Estate at December 31, 2024.
(2) Primarily consists of skilled nursing and assisted living facilities.
The following table presents an analysis of the maturity of our commercial real estate, commercial construction and commercial business loan portfolios as of December 31, 2024.

	December 31, 2024
	Commercial Real Estate(1)	Commercial Construction	Commercial Business(1)	Total
	(In thousands)
Amounts due:
One year or less	$797,594	$109,429	$206,116	$1,113,139
After one year:
One to five years	843,500	36,199	155,473	1,035,172
Over five years	257,821	27,927	153,497	439,245
Total due after one year	1,101,321	64,126	308,970	1,474,417
Total	$1,898,915	$173,555	$515,086	$2,587,556
(1) Excludes the positive fair value effect of the portfolio layer swap of $219 thousand for Commercial Real Estate and $39 thousand for Commercial Business.

The following table presents an analysis of the interest rate sensitivity of our commercial real estate, commercial construction and commercial business loan portfolios due after one year as of December 31, 2024.

	December 31, 2024
	Adjustable Interest Rate	Fixed Interest Rate	Total
	(In thousands)
Commercial real estate	$159,463	$941,858	$1,101,321
Commercial construction	43,468	20,658	64,126
Commercial business	181,819	127,151	308,970
Total loans due after one year	$384,750	$1,089,667	$1,474,417
Asset Quality
We actively manage asset quality through our underwriting practices and collection operations. Our Board of Directors monitors credit risk management. The Directors' Loan Committee ("DLC") has primary oversight responsibility for the credit-granting function including approval authority for credit-granting policies, review of management’s credit-granting activities and approval of large exposure credit requests, as well as loan review and problem loan management and resolution. The committee reports the results of its respective oversight functions to our Board of Directors. In addition, our Board of Directors receives information concerning asset quality measurements and trends on a monthly basis. While we continue to adhere to prudent underwriting standards, our loan portfolio is not immune to potential negative consequences as a result of general economic weakness, such as a prolonged downturn in the real estate market on a regional or national scale, or extreme climate events. Decreases in real estate values could adversely affect the value of property used as collateral for loans. In addition, adverse changes in the economy or in a borrower's business could have a negative effect on the ability of borrowers to make scheduled loan payments, which would likely have an adverse impact on earnings.
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
Credit risk management involves a partnership between our relationship managers and our credit approval, portfolio management, credit administration and collections staff. Disciplined underwriting, portfolio monitoring and early problem recognition, together with active management of any problem credits, are important aspects of maintaining our high credit quality standards.
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
Under the accounting model for acquired loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield”, is accreted into interest income over the life of the loans. Accordingly, acquired loans are not subject to classification as nonaccrual in the same manner as originated loans. Rather, acquired loans are considered to be accruing loans because their interest income relates to the accretable yield recognized and not to contractual interest payments. The excess of the loans' contractually required payments over the cash flows expected to be collected is the nonaccretable difference. As such, charge-offs on acquired loans are first applied to the nonaccretable difference and then to any ACL-Loans recognized subsequent to the acquisition. A decrease in expected cash flows in subsequent periods may indicate that the loan pool is a credit loss, which would require the establishment of an ACL-Loans by a charge to the provision for credit losses.

Nonperforming Assets.   Nonperforming assets include nonaccrual loans and property acquired through foreclosures or repossession. The following table presents nonperforming assets and additional asset quality data for the dates indicated:

	At December 31,
	2024	2023
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
Residential	$791	$1,386
Commercial	44,814	23,009
Commercial business	7,672	15,430
Construction	—	9,382
Total nonaccrual loans	53,277	49,207
Property acquired through foreclosure or repossession, net	8,299	—
Total nonperforming assets	$61,576	$49,207
Nonperforming assets to total assets	1.88%	1.53%
Nonperforming loans to total loans	1.97%	1.81%
Total nonaccrual loans were $53.3 million as of December 31, 2024. Nonperforming assets as a percentage of total assets was 1.88% at December 31, 2024, when compared to 1.53% at December 31, 2023. The ACL-Loans at December 31, 2024 was $29.0 million, representing 1.07% of total loans.
Nonaccrual Loans. Loans greater than 90 days past due are generally put on nonaccrual status. Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful. Interest previously accrued, but uncollected, is reversed against current period income. Subsequent payments are recognized on a cash basis or principal recapture basis depending on a number of factors including probability of collection and if a credit loss is identified. A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt. At December 31, 2024 and 2023, there were no commitments to lend additional funds to any borrower on nonaccrual status.
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

The following table presents past due loans as of December 31, 2024 and 2023:

	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due
	(In thousands)
As of December 31, 2024
Residential real estate	$130	$226	$652	$1,008
Commercial real estate	359	—	35,585	35,944
Construction	—	—	—	—
Commercial business	4	11	7,143	7,158
Consumer	—	—	—	—
Total loans	$493	$237	$43,380	$44,110
As of December 31, 2023
Residential real estate	$—	$1,220	$132	$1,352
Commercial real estate	195	282	1,851	2,328
Construction	—	—	9,382	9,382
Commercial business	6,568	1,648	—	8,216
Consumer	—	—	—	—
Total loans	$6,763	$3,150	$11,365	$21,278
Total past due loans totaled $44.1 million and represented 1.63% of total loans as of December 31, 2024, increasing $22.8 million from December 31, 2023.
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
Restructured loans are classified as accruing or nonaccruing based on management’s assessment of the collectability of the loan. Loans which are already on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers such loans for return to accruing status. Accruing restructured loans are placed into nonaccrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term. There were no nonaccrual loans modified during the years ended December 31, 2024 and 2023.

The following table presents information on modified loans:

	At December 31,
	2024	2023
	(In thousands)
Accruing modified loans:
Residential real estate	$2,261	$2,325
Commercial real estate	—	—
Commercial business	—	2,060
Accruing modified loans	2,261	4,385
Nonaccrual modified loans:
Residential real estate	$652	$1,351
Commercial real estate	9,217	10,606
Commercial business	54	104
Nonaccrual modified loans	9,923	12,061
Total modified loans	$12,184	$16,446
As of December 31, 2024 and 2023, loans classified as modified totaled $12.2 million and $16.4 million, respectively.
Potential Problem Loans.   We classify certain loans as “special mention”, “substandard”, or “doubtful”, based on criteria consistent with guidelines provided by our banking regulators. Potential problem loans represent loans that are currently performing, but for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. We cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for credit losses. Potential problem loans are assessed for loss exposure using the methods described in Note 5 to our Consolidated Financial Statements under the caption “Credit Quality Indicators”.
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

The following table presents the activity in our ACL-Loans and related ratios for the dates indicated:

	At December 31,
	2024	2023
	(Dollars in thousands)
Balance at beginning of period	$27,946	$22,431
Day 1 CECL Adjustment on January 1, 2023	—	5,079
Charge-offs:
Residential real estate	(141)	—
Commercial real estate	(13,111)	(824)
Construction	(1,771)	—
Commercial business	(7,909)	(440)
Consumer	(84)	(83)
Total charge-offs	(23,016)	(1,347)
Recoveries:
Residential real estate	141	—
Commercial real estate	1,126	—
Commercial business	(3)	531
Consumer	23	39
Total recoveries	1,287	570
Net (charge-offs) recoveries	(21,729)	(777)
Provision charged to earnings	22,790	1,213
Balance at end of period	$29,007	$27,946
Net charge-offs or (recoveries) to average loans	0.81%	0.03%
ACL-Loans to total loans	1.07%	1.03%
At December 31, 2024, our ACL-Loans was $29.0 million and represented 1.07% of total loans, compared to $27.9 million, or 1.03% of total loans at December 31, 2023.
The carrying amount of total individually evaluated loans at December 31, 2024 was $113.9 million. This compares to a carrying amount of $105.0 million for total individually evaluated loans at December 31, 2023.

The following table presents the allocation of the ACL-Loans, the ACL-Loans percentage, and the related loan segments to total loans percentage:

	At December 31,
	2024			2023
	ACL-Loans Amount	ACL-Loans Percentage	Loan Segment to Total Loans Percentage	ACL-Loans Amount	ACL-Loans Percentage	Loan Segment to Total Loans Percentage
	(Dollars in thousands)
Residential real estate	$94	0.32%	1.58%	$149	0.53%	1.87%
Commercial real estate	21,838	75.29	70.19	20,950	74.97	71.64
Construction	2,059	7.10	6.41	1,699	6.08	6.75
Commercial business	4,070	14.03	19.04	4,562	16.32	18.41
Consumer	946	3.26	2.78	586	2.10	1.33
Total	$29,007	100.00%	100.00%	$27,946	100.00%	100.00%
The allocation of the ACL-Loans at December 31, 2024 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the ACL-Loans at December 31, 2024 is appropriate to cover probable losses.

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
The amortized cost and fair value of investment securities as of the dates indicated are presented in the following table:

	At December 31,
	2024		2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Marketable equity securities	$2,264	$2,118	$2,202	$2,070
Securities available for sale:
U.S. Government and agency obligations	95,443	91,582	100,276	95,226
Corporate bonds	17,000	15,846	17,000	14,510
Total securities available for sale	$112,443	$107,428	$117,276	$109,736
Securities held to maturity:
State agency and municipal obligations	36,525	36,662	$15,785	$15,870
Government mortgage-backed securities	28	29	32	33
Total securities held to maturity	$36,553	$36,691	$15,817	$15,903
At December 31, 2024, the carrying value of our investment securities portfolio totaled $146.1 million and represented 4% of total assets, compared to $127.6 million and 4% of total assets at December 31, 2023. The increase of $18.5 million primarily reflects purchases of held to maturity securities. We purchase investment grade securities with a focus on liquidity, earnings and duration exposure.
The net unrealized losses on our investment portfolio at December 31, 2024 was $4.9 million and included $1.3 million of gross unrealized gains. The net unrealized loss position on our investment portfolio at December 31, 2023 was $7.5 million and included $0.8 million of gross unrealized gains.

The following tables summarize the amortized cost and weighted average yield of securities in our investment securities portfolio as of December 31, 2024 and 2023, based on remaining period to contractual maturity. Information for mortgage-backed securities is based on the final contractual maturity dates without considering repayments and prepayments.

	Due Within 1 Year		Due 1–5 Years		Due 5–10 Years		Due After 10 Years or No Contractual Maturity
At December 31, 2024	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
	(Dollars in thousands)
Marketable equity securities	$—	—%	$—	—%	$—	—%	$2,264	2.19%
Securities available for sale:
U.S. Government and agency obligations	24,920	3.39	47,541	2.03	16,038	2.53	6,944	2.10
Corporate bonds	—	—		—	15,500	4.18	1,500	4.50
Total securities available for sale	$24,920	3.39%	$47,541	2.03%	$31,538	3.34%	$8,444	2.53%
Securities held to maturity:
State agency and municipal obligations	$6,820	7.08%	$—	—%	$2,808	4.73%	$26,897	6.07%
Government mortgage-backed securities	—	—	—	—	—	—	28	5.46
Total securities held to maturity	$6,820	7.08%	$—	—%	$2,808	4.73%	$26,925	6.07%

	Due Within 1 Year		Due 1–5 Years		Due 5–10 Years		Due After 10 Years or No Contractual Maturity
At December 31, 2023	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
	(Dollars in thousands)
Marketable equity securities	$—	—%	$—	—%	$—	—%	$2,202	2.19%
Securities available for sale:
U.S. Government and agency obligations	9,836	4.27	55,288	2.15	27,229	2.62	7,923	1.87
Corporate bonds	—	—	—	—	15,500	4.18	1,500	4.50
Total securities available for sale	$9,836	—%	$55,288	1.99%	$42,729	3.18%	$9,423	2.28%
Securities held to maturity:
State agency and municipal obligations	$—	—%	$—	—%	$—	—%	15,785	5.09%
Government mortgage-backed securities	—	—	—	—	—	—	32	5.43
Total securities held to maturity	$—	—%	$—	—%	$—	—%	$15,817	5.09%

Bank Owned Life Insurance ("BOLI")
BOLI amounted to $52.8 million as of December 31, 2024. The purchase of life insurance policies results in an income-earning asset on our consolidated balance sheet that provides monthly tax-free income to us. We expect to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. BOLI is included in our Consolidated Balance Sheets at its cash surrender value. Increases in the cash surrender value are reported as a component of noninterest income in our Consolidated Statements of Income.

Deposit Activities and Other Sources of Funds
Our sources of funds include deposits, including brokered deposits, FHLB borrowings, subordinated debt and proceeds from the sales, maturities and payments of loans and investment securities.
Total deposits represented 85% of our total assets at December 31, 2024. While scheduled loan and securities repayments are relatively stable sources of funds, loan and securities prepayments and deposit inflows are influenced by prevailing interest rates and local economic conditions and are inherently uncertain.

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
The following table sets forth the composition of our deposits for the dates indicated:

	At December 31,
	2024			2023
	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$321,875	11.54%	—%	$346,172	12.65%	—%
NOW	105,090	3.77	0.18	90,829	3.32	0.17
Money market	899,413	32.27	4.08	887,352	32.42	3.63
Savings	90,220	3.24	3.07	97,331	3.56	2.79
Time	1,370,972	49.18	4.76	1,315,073	48.05	3.89
Total deposits	$2,787,570	100.00%	4.27%	$2,736,757	100.00%	3.59%
Total deposits were $2.8 billion at December 31, 2024, an increase of $50.8 million, or 2%, from December 31, 2023.
Brokered certificates of deposits ("Brokered CDs") totaled $651.5 million and $860.5 million at December 31, 2024 and December 31, 2023, respectively. Brokered money market accounts totaled $53.5 million and $91.4 million at December 31, 2024 and 2023, respectively. There were no certificates of deposits from national listing services, one-way buy CDARS or one-way buy ICS at December 31, 2024 or December 31, 2023. Brokered deposits are comprised of Brokered CDs, brokered money market accounts, one-way buy CDARS, and one-way buy ICS.
As of December 31, 2024, our FDIC insured deposits were $2,008.2 million, or 72% of total deposits. Additionally, $117.1 million of deposits are insured by standby letters of credit with the Federal Home Loan Bank of Boston, or 4% of total deposits.

At December 31, 2024 and 2023, time deposits, including CDARS and Brokered CDs, with a denomination of $100 thousand or more totaled $1.2 billion and $1.2 billion, respectively, maturing during the periods indicated in the table below:

	At December 31,
	2024	2023
	(In thousands)
Maturing:
Within 3 months	$421,808	$317,534
After 3 but within 6 months	326,115	244,472
After 6 months but within 1 year	419,098	294,641
After 1 year	19,429	343,084
Total	$1,186,450	$1,199,731

Federal Home Loan Bank Advances and Other Borrowings
The Bank is a member of the FHLB, which is part of a twelve district Federal Home Loan Bank System. Members are required to own capital stock of the FHLB, and borrowings are collateralized by qualifying assets not otherwise pledged. The maximum amount of credit that the FHLB will extend varies from time to time, depending on its policies and the amount of qualifying collateral the member can pledge. The Bank had satisfied its collateral requirement at December 31, 2024.
We utilize advances from the FHLB as part of our overall funding strategy, to meet short-term liquidity needs and to manage interest rate risk arising from the difference in asset and liability maturities. Total FHLB advances were $90.0 million at December 31, 2024 and $90.0 million at December 31, 2023.
The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At December 31, 2024, the Bank had pledged $742.6 million of eligible loans as collateral to support borrowing capacity at the FHLB of Boston. As of December 31, 2024, the Bank had immediate availability to borrow an additional $266.1 million based on qualified collateral.
Advances from the FHLB include short-term advances with original maturity dates of one year or less. The following table sets forth certain information concerning short-term FHLB advances as of and for the periods indicated:

	Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Average amount outstanding during the period	$90,000	$91,589
Amount outstanding at end of period	90,000	90,000
Highest month end balance during the period	90,000	100,000
Weighted average interest rate at end of period(1)	3.91%	3.24%
(1) In 2023, $50 million of the Company's FHLB borrowings were subject to longer term interest rate swap agreements and the average rate reflects the "all-in" swap costs under these agreements.
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
Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain loan clients. The Company executes interest rate swaps with commercial banking clients to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client derivatives and the offsetting derivatives are recognized directly in earnings. Information about derivative instruments at December 31, 2024 and 2023 was as follows:

	As of December 31, 2024
	Derivative Assets			Derivative Liabilities
	Original Notional Amount	Balance Sheet Location	Fair Value	Original Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	$75,000	Other assets	$3,259	$—	Accrued expenses and other liabilities	$—
Fair value swap	$—	Other assets	$—	$150,000	Accrued expenses and other liabilities	$259

Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$38,500	Other assets	$4,213	$38,500	Accrued expenses and other liabilities	$4,213
(1) Represents interest rate swaps with commercial banking clients, which are offset by derivatives with a third party.

	As of December 31, 2023
	Derivative Assets			Derivative Liabilities
	Original Notional Amount	Balance Sheet Location	Fair Value	Original Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	$125,000	Other assets	$5,240	$—	Accrued expenses and other liabilities	$—
Fair value swap	$—	Other assets	$—	$150,000	Accrued expenses and other liabilities	$917

Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$38,500	Other assets	$3,579	$38,500	Accrued expenses and other liabilities	$3,579
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
Capital Resources
Shareholders’ equity totaled $270.5 million as of December 31, 2024, an increase of $4.8 million compared to December 31, 2023, primarily a result of (i) net income of $9.8 million for the year ended December 31, 2024. The increase was partially offset by dividends paid of $6.3 million. As of December 31, 2024, the tangible common equity ratio and tangible book value per share were 8.20% and $35.09, respectively.

The Bank and the Company are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At December 31, 2024, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework. At December 31, 2024, the Bank’s ratio of total common equity tier 1 capital to risk-weighted assets was 11.64%, total capital to risk-weighted assets was 12.70%, Tier 1 capital to risk-weighted assets was 11.64% and Tier 1 capital to average assets was 10.09%. At December 31, 2024, the

Company met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At December 31, 2024, the Company’s ratio of Common Equity Tier 1 capital to risk-weighted assets was 9.60%, total capital to risk-weighted assets was 13.14%, Tier 1 capital to risk-weighted assets was 9.60% and Tier 1 capital to average assets was 8.34%.

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

Contractual Obligations
The following table summarizes our contractual obligations to make future payments as of December 31, 2024. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
	(in thousands)
Contractual Obligations:
FHLB advances	$90,000	$90,000	$—	$—	$—
Subordinated debt	70,000	—	—	—	70,000
Operating lease agreements	14,216	2,375	4,702	4,081	3,058
Time deposits with stated maturity dates	1,370,972	1,348,808	5,917	6,222	10,025
Total contractual obligations	$1,545,188	$1,441,183	$10,619	$10,303	$83,083

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
Commitments to extend credit totaled $453.5 million at December 31, 2024. The following table summarizes our commitments to extend credit as of the date indicated. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. In addition, borrowers may be required to meet certain performance requirements to continue to draw on these commitments. We manage our liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that we will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.
Loan pipeline, while not legally binding, represents the Company's future potential funding obligations which are currently in an advanced stage of underwriting and are subject to various conditions before disbursement. Loans in the pipeline are typically short-term, usually within 90 days.

As of December 31, 2024

	Amount of Commitment Expiration per Period
	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
	(in thousands)
Other Commitments:
Loan pipeline	$218,612	$218,612	$—	$—	$—
Loan commitments	$173,203	$105,043	$56,806	$250	$11,104
Undisbursed construction loans	59,355	11,663	36,806	3,859	7,027
Unused home equity lines of credit	2,331	—	—	—	2,331
Total other commitments	$453,501	$335,318	$93,612	$4,109	$20,462

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

We use two sets of standard scenarios to measure net interest income at risk. For the Parallel Ramp Scenarios, rate changes are ramped over a twelve-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Parallel Shock Scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Simulation analysis involves projecting a future balance sheet structure and interest income and expense under the various rate scenarios. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than: 6% for a 100 basis point shift; 12% for a 200 basis point shift; and 18% for a 300 basis point shift. Per Company policy, the Bank should not be outside these limits for twelve consecutive months unless the Bank's forecasted capital ratios are considered to be "well capitalized". As of December 31, 2024, the Bank has met all minimum regulatory capital requirements to be considered "well capitalized".

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning December 31, 2024 and 2023:

Parallel Ramp

	Estimated Percent Change in Net Interest Income
	At December 31,
Rate Changes (basis points)	2024	2023
(100)	0.40%	1.70%
200	(1.00)	(3.20)

Parallel Shock

	Estimated Percent Change in Net Interest Income
	At December 31,
Rate Changes (basis points)	2024	2023
(100)	(1.00)%	3.60%
100	0.60	(2.70)
200	0.80	(5.80)
300	1.40	(8.10)
The net interest income at risk simulation results indicate that, as of December 31, 2024, we remain liability sensitive. The liability sensitivity is due to the fact that there are more liabilities than assets subject to repricing as market rates change.
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
The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:
Parallel Shock

	Estimated Percent Change in Economic Value of Equity
	At December 31,
Rate Changes (basis points)	2024	2023
(100)	0.40%	2.70%
100	(1.30)	(3.80)
200	(3.60)	(9.40)
300	(4.70)	(12.60)
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

Item 8.    Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are presented in the order shown below:
Report of Independent Registered Public Accounting Firm (PCAOB ID: 49)
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Income for the years ended December 31, 2024 and 2023
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024 and 2023
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bankwell Financial Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bankwell Financial Group, Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), shareholders' equity, and cash flows for the years then ended and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 5, 2025, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Allowance for Credit Losses on Loans
As described in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses for loans totaled $29 million as of December 31, 2024, which consists of an allowance for collectively evaluated loans of $29 million and no allowance for individually evaluated loans. Management estimates the allowance based on credit losses believed to be in the Company’s loan portfolio over the life of its loans, segmented by portfolio and risk classification, at the balance sheet date. The Company’s allowance for credit losses on loans consists of a component relating to collectively evaluated loans and a component relating to individually evaluated loans. The allowance for collectively evaluated loans is derived from lifetime loss rate models that calculate expected losses over the life of each loan based on exposure at default, loan attributes, and reasonable, supportable economic forecasts, adjusted for qualitative adjustments considered by management. The lifetime loss rate models rely upon historical losses from a broad cross section of U.S. banks and management reviews the banks included in the loss rate models that determine the loss rates. To further refine the expected losses, management selects a group of peer banks to scale the loss rate models to produce an allowance that is representative of the Company’s loan portfolio and geographic area (“peer scalar”).

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

Key assumptions used in the models include portfolio segmentation, risk rating, forecasted economic scenarios, the peer scalar, and qualitative adjustments, among others. Loan portfolios are segmented by loan level attributes such as loan type, size, date of origination, and delinquency status to create homogenous loan pools. Pool level metrics are calculated, and loss rates are subsequently applied to the pools as the loans have similar characteristics.

We identified the peer bank determinations for scaling, forecasted economic scenarios, and qualitative adjustment components of the allowance for credit losses for loans (herein referred to as “the allowance”) as a critical audit matter because auditing the underlying assumptions in those components involved a high degree of complexity and auditor judgment given the high degree of subjectivity exercised by management in developing the allowance, which resulted in an increase in audit effort due to the impact these assumptions have on the accounting estimate. Additionally, we used an internal economic specialist to assist in auditing the reasonable and supportable forecast based on the subjectivity and complexity involved with determining that assumption.

Our audit procedures related to management’s selection of the models being used in determining the peer bank determinations for scaling, forecasted economic scenarios, and qualitative adjustment components of the allowance included the following, among others:

–We obtained an understanding of the relevant controls related to management’s selection of the peer bank determinations for scaling, forecasted economic scenarios, and qualitative adjustment components of the allowance and tested such controls for design and operating effectiveness.

–We evaluated management’s judgments and assumptions used in the development of the qualitative factors for reasonableness and tested the reliability of the underlying data on which these factors are based, by comparing information to source documents and external information sources.

–We tested management’s process and significant judgments in the selection of the peer bank determinations for scaling and forecasted economic scenarios of the allowance for credit losses, which included:

•Evaluating management’s considerations and data utilized as a basis for the peer bank determinations for scaling used in the loss rate models and testing the completeness and accuracy of the underlying data by tracing the data to independent sources.

•Evaluating management’s considerations and selection of forecasted economic scenarios and testing the reasonableness of the underlying data, which included Gross Domestic Product, interest rates, property price indices, and employment measures, among others, by comparing these forecasts to external and internal information sources that were available to management, which included the use of an internal economic specialist.

•Evaluating the reasonableness of management’s weighting of selected forecasted economic scenarios by considering the consistency with available external market data.

/s/ RSM US LLP

We have served as the Company’s auditor since 2017.

Hartford, Connecticut
March 5, 2025

Bankwell Financial Group, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2024	2023
ASSETS
Cash and due from banks	$293,552	$267,521
Federal funds sold	13,972	1,636
Cash and cash equivalents	307,524	$269,157

Investment securities
Marketable equity securities, at fair value	2,118	2,070
Available for sale investment securities, at fair value	107,428	109,736
Held to maturity investment securities, at amortized cost (fair values of $36,691 and $15,903 at December 31, 2024 and 2023, respectively)	36,553	15,817
Total investment securities	146,099	127,623

Loans receivable (net of ACL-Loans of $29,007 and $27,946 at December 31, 2024 and 2023, respectively)	2,672,959	2,685,301
Other real estate owned	8,299	—
Accrued interest receivable	14,535	14,863
Federal Home Loan Bank stock, at cost	5,655	5,696
Premises and equipment, net	23,856	27,018
Bank-owned life insurance	52,791	51,435
Goodwill	2,589	2,589
Deferred income taxes, net	9,742	9,383
Other assets	24,427	22,417
Total assets	$3,268,476	$3,215,482
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$321,875	$346,172
Interest bearing deposits	2,465,695	2,390,585
Total deposits	2,787,570	2,736,757

Advances from the Federal Home Loan Bank	90,000	90,000
Subordinated debentures (face value of $70,000 and $70,000 at December 31, 2024 and 2023, respectively, less unamortized debt issuance costs of $549 and $795 at December 31, 2024 and 2023, respectively)	69,451	69,205
Accrued expenses and other liabilities	50,935	53,768
Total liabilities	2,997,956	2,949,730
Commitments and contingencies (Note 12)
Shareholders’ equity
Common stock, no par value; 10,000,000 shares authorized, 7,859,873 and 7,882,616 shares issued and outstanding at December 31, 2024 and 2023, respectively	119,108	118,247
Retained earnings	152,656	149,169
Accumulated other comprehensive loss	(1,244)	(1,664)
Total shareholders’ equity	270,520	265,752

Total liabilities and shareholders’ equity	$3,268,476	$3,215,482

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc.
Consolidated Statements of Income
(In thousands, except share data)

	Year Ended December 31,
	2024	2023
Interest and dividend income
Interest and fees on loans	$172,832	$170,181
Interest and dividends on securities	5,192	4,126
Interest on cash and cash equivalents	13,970	14,147
Total interest and dividend income	191,994	188,454
Interest expense
Interest expense on deposits	101,258	86,906
Interest expense on borrowings	7,454	7,080
Total interest expense	108,712	93,986
Net interest income	83,282	94,468
Provision for credit losses	22,620	866
Net interest income after provision for credit losses	60,662	93,602
Noninterest income
Gains and fees from sales of loans	523	1,972
Bank owned life insurance	1,356	1,192
Service charges and fees	1,963	1,629
Other	(124)	49
Total noninterest income	3,718	4,842
Noninterest expense
Salaries and employee benefits	23,746	24,595
Occupancy and equipment	9,494	8,665
Data processing	3,251	2,888
Professional services	4,482	3,538
Director fees	1,840	1,812
FDIC insurance	3,350	4,164
Marketing	452	651
Other	4,436	4,088
Total noninterest expense	51,051	50,401
Income before income tax expense	13,329	48,043
Income tax expense	3,559	11,380
Net income	$9,770	$36,663
Earnings Per Common Share:
Basic	$1.24	$4.71
Diluted	$1.23	$4.67
Weighted Average Common Shares Outstanding:
Basic	7,710,076	7,587,768
Diluted	7,737,952	7,647,411
Dividends per common share	$0.80	$0.80

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2024	2023
Net income	$9,770	$36,663
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains on available for sale securities	2,525	1,149
Reclassification adjustment for gains realized in net income	—	—
Net change in unrealized gains	2,525	1,149
Income tax expense	(547)	(209)
Unrealized gains on securities, net of tax	1,978	940
Unrealized (losses) on interest rate swaps:
Unrealized (losses) on interest rate swaps	(1,995)	(3,065)
Income tax benefit	437	650
Unrealized (losses) on interest rate swaps, net of tax	(1,558)	(2,415)
Total other comprehensive income (loss), net of tax	420	(1,475)
Comprehensive income	$10,190	$35,188

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022	7,730,699	$115,018	$123,640	$(189)	$238,469
Balance as of January 1, 2023 as adjusted for changes in accounting principle	—	—	(4,893)	—	(4,893)
Balance as of January 1, 2023 as adjusted for changes in accounting principle	7,730,699	115,018	118,747	(189)	233,576
Net income	—	—	36,663	—	36,663
Other comprehensive income, net of tax	—	—	—	(1,475)	(1,475)
Cash dividends declared ($0.80 per share)	—	—	(6,241)	—	(6,241)
Stock-based compensation expense	—	3,074	—	—	3,074
Issuance of restricted stock	158,675	—	—	—	—
Forfeitures of restricted stock	(15,438)	—	—	—	—
Stock options exercised	8,680	155	—	—	155
Repurchase of common stock	—	—	—	—	—
Balance at December 31, 2023	7,882,616	118,247	149,169	(1,664)	265,752
Net income	—	—	9,770	—	9,770
Other comprehensive income, net of tax	—	—	—	420	420
Cash dividends declared ($0.80 per share)	—	—	(6,283)	—	(6,283)
Stock-based compensation expense	—	2,998	—	—	2,998
Issuance of restricted stock	67,509	—	—	—	—
Forfeitures of restricted stock	(4,262)	—	—	—	—
Stock options exercised	—	—	—	—	—
Repurchase of common stock	(85,990)	(2,137)	—	—	(2,137)
Balance at December 31, 2024	7,859,873	$119,108	$152,656	$(1,244)	$270,520

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net income	$9,770	$36,663
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on investment securities	148	54
Provision for credit losses	22,620	866
Credit for deferred income taxes	(469)	(191)
Change in fair value of marketable equity securities	13	(31)
Depreciation and amortization	3,775	3,623
Amortization of debt issuance costs	246	246
Increase in cash surrender value of bank-owned life insurance	(1,356)	(1,192)
Gains and fees from sales of loans	(523)	(1,972)
Stock-based compensation	2,998	3,074
Loss on sale of premises and equipment	—	13
Net change in:
Deferred loan fees	(1,437)	(1,431)
Accrued interest receivable	328	(1,793)
Other assets	(3,359)	(2,941)
Accrued expenses and other liabilities	(2,818)	(3,061)
Net cash provided by operating activities	29,936	31,927
Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	4,813	4,862
Proceeds from principal repayments on held to maturity securities	263	223
Net proceeds from sales and calls of available for sale securities	10,000	—
Purchases of available for sale securities	(10,000)	(9,847)
Purchases of marketable equity securities	(62)	(51)
Purchases of held to maturity securities	(21,125)	(50)
Net increase in loans	(22,189)	(65,942)
Proceeds from sales of loans not originated for sale	4,911	25,028
Purchases of premises and equipment, net	(613)	(2,045)
Proceeds (purchases) of Federal Home Loan Bank stock	41	(480)
Net cash used in investing activities	(33,961)	(48,302)

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc. Consolidated Statements of Cash Flows - Continued (In thousands)
Cash flows from financing activities
Net change in time certificates of deposit	$56,786	$88,683
Net change in other deposits	(5,974)	(152,744)
Proceeds from exercise of options	—	155
Dividends paid on common stock	(6,283)	(6,241)
Repurchase of common stock	(2,137)	—
Net cash provided by (used in) financing activities	42,392	(70,147)
Net increase (decrease) in cash and cash equivalents	38,367	(86,522)
Cash and cash equivalents:
Beginning of year	269,157	355,679
End of period	$307,524	$269,157
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$108,713	$86,042
Income taxes	5,378	12,102
Noncash investing and financing activities
Loans transferred to other real estate owned	$(8,299)	$—
Net change in unrealized losses or gains on available-for-sale securities	2,525	1,149
Net change in unrealized losses or gains on interest rate swaps	(2,025)	(3,065)
Establishment of right-of-use-asset and lease liability	—	1,410
Transfer of Loans from held for-investment to held-for-sale	4,387	23,058
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
The Bank is a Connecticut state chartered commercial bank, founded in 2002, whose deposits are insured under the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank provides a wide range of services to clients in our market, an area encompassing approximately a 100 mile radius around our branch network. In addition, the Bank pursues certain types of commercial banking opportunities outside our market, particularly where we have strong relationships. The Bank operates nine branches in New Canaan, Stamford, Fairfield, Westport, Darien, Norwalk, and Hamden, Connecticut.
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
The Chief Executive Officer (CEO), acting as the Chief Operating Decision Maker (CODM), determines the Company's one reportable segment. This determination is based on information about the Company's banking operations, its primary business, and the level of detail provided to the CODM for performance review. Similar operating performance, products and services, and customer bases allow for aggregation of business components into this one segment. The CODM evaluates financial performance by reviewing the consolidated financial results of the Company, analyzing factors such as revenue streams, significant expenses, and capital levels, as well as budget-to-actual results. Consolidated net income and related performance metrics are also used to benchmark the Company’s performance against competitors. The analysis of the Company’s results, including benchmarking, informs performance assessment and compensation decisions. The banking operations generate revenue through loans, investments, and deposits, while significant expenses include interest expense, the provision for credit losses, and salaries and employee benefits. All operations are domestic.
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
Allowance for Credit Losses - Securities ("ACL-Securities")
Pursuant to ASU No. 2016-13, each quarter the Company individually evaluates the available for sale debt securities and held to maturity securities for impairment credit losses. Available for sale securities include U.S. Treasuries, mortgage-backed securities, and corporate bonds. U.S. Treasuries and mortgaged-backed securities are guaranteed by the U.S. Government and as a result, management has a zero loss expectation. No ACL-Securities was recorded for these securities as of December 31, 2024. For the corporate bond portfolio, the Company developed a metric which includes each issuer’s current credit ratings and key financial performance metrics to assess the underlying performance of each issuer. The analysis of the issuers’ performance and the intent of the Company to retain these securities support the determination that there was no expected credit loss, and therefore, no ACL-Securities were recognized on the corporate bond portfolio as of December 31, 2024. Of our held to maturity securities portfolio, one security’s fair value was less than its amortized cost as of December 31, 2024. Since this is a highly rated state agency and municipal obligation, the Company's expectation of nonpayment of the amortized cost basis is zero. No allowance for ACL-Securities was recorded for this security as of December 31, 2024.

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
Modifications made to a loan are considered under ASC 2022-02 when two conditions are met: 1) the borrower is experiencing financial difficulties and 2) the modification constitutes a concession that is not in line with market rates and/or terms. Modified terms are dependent upon the financial position and needs of the individual borrower. Debt may be bifurcated with separate terms for each tranche of the restructured debt. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit the Company by increasing the ultimate probability of collection.
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
The ACL-Loans is measured on each loan’s amortized cost basis, excluding interest receivable, and is initially recognized upon origination or purchase of the loan, and subsequently remeasured on a recurring basis. The ACL-Loans is recognized as a contra-asset, and credit loss expense is recorded as a provision for credit losses in the consolidated statements of income. Loan losses are charged off against the ACL-Loans when management believes the loan is uncollectible. Subsequent recoveries, if any, are credited to the ACL-Loans. Loans are normally placed on nonaccrual status if it is probable that the Company will be unable to collect the full payment of principal and interest when due according to the contractual terms of the loan agreement, or the loan is past due for a period of 90 days or more unless the obligation is well-secured and is in the process of collection. The Company generally does not recognize an allowance for credit losses ("ACL") on accrued interest receivables, consistent with its policy to reverse interest income when interest is 90 days or more past due.
The Company also records an ACL-Unfunded commitments, which is based on the same assumptions as funded loans and also considers the probability of funding. The ACL is recognized as a liability, and credit loss expense is recorded as a provision for unfunded loan commitments within the provision for credit losses in the Consolidated statements of income.
For collectively evaluated loans and related unfunded commitments, the Company utilizes software provided by a third party, which includes various models for forecasting expected credit losses, to calculate its ACL. Management selected lifetime loss rate models, utilizing CRE, C&I, and Consumer specific models, to calculate the expected losses over the life of each loan based on exposure at default, loan attributes, and reasonable, supportable economic forecasts. The models selected by the Company in its ACL calculation rely upon historical losses from a broad cross section of U.S. banks that also utilize the same third party for ACL calculations. Management reviewed the third party’s analysis of the banks included in the models as part of their model development dataset and determined the Company’s loan portfolio composition by property type, balance distribution by loan age, and delinquency status are similar, which supports the use of these loss rate models. The Company also noted the third party’s model development dataset has loan concentrations that are evenly distributed across the United States, while the Company’s portfolio is mainly concentrated in the Northeast. Based on the disparate regional concentration, management determined that a select group of peer banks is necessary to scale the loss rate models to produce an ACL that is more representative of the Company’s loan portfolio. This peer-based calibration, called a "scalar", utilizes the loss rates of a subset of peer banks to appropriately scale the initial model results. These peers have been selected by the Company given their similar characteristics, such as loan portfolio composition and location, to better align the models’ results to the Company’s expected losses.
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
When loans do not share risk characteristics with other financial assets, they are evaluated individually. Management applies its normal loan review procedures in making these judgments. Individually evaluated loans consist of loans with credit quality indicators which are substandard or doubtful. The Company also individually evaluates all insurance premium loans as well as a cash-secured loan to an individual. While these loans are considered consumer loans, the third-party Consumer ACL model is designed for unsecured lending, whereas these loans are secured. To account for the fully secured structure of this type of loan, management determined each loan will be individually evaluated, regardless of the credit quality indicators. These loans are evaluated based upon their collateral, which primarily consists of cash, cash surrender value life insurance, and in some cases real estate. In determining the ACL-Loans for individually evaluated loans, the Company generally applies a discounted cash flow method for instruments that are individually assessed. For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable and where the borrower is experiencing financial difficulty, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. Fair value is generally calculated based on the value of the underlying collateral less an appraisal discount and the estimated cost to sell.

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
Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Any impairment is reported as a valuation allowance, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. Changes in the valuation allowance are reported in other income on the consolidated statements of income. The fair values of servicing rights are subject to fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.
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
In the ordinary course of business there is inherent uncertainty in quantifying the Company’s income tax positions. Income tax positions and recorded tax benefits assessed for all years are subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have determined the amount of the tax benefit to be recognized by estimating the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company has $1.6 million and $1.0 million of liabilities for uncertain tax positions at December 31, 2024 and 2023, respectively. Where applicable, associated interest and penalties have also been recognized. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.
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
Comprehensive Income
Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives accounted for as cash flow hedges. The Company’s total comprehensive income or loss for the years ended December 31, 2024 and 2023 is reported in the Consolidated Statements of Comprehensive Income.
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at either December 31, 2024 or December 31, 2023. The estimated fair value amounts have been measured as of the respective period-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.
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
The Company also has derivatives not designated as hedges. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain loan clients. The Company executes interest rate swaps with commercial banking clients to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net interest risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client derivatives and the offsetting derivatives are recognized directly in earnings.
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
Recently issued accounting pronouncements not yet adopted
ASU No. 2024-03—Income Statement: "Reporting Comprehensive Income - Expense Disaggregation Disclosures": The amendments in this update is to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions. The amendments in this update are effective for annual periods beginning after December 15, 2026. ASU No. 2025-01—Income Statement: "Reporting Comprehensive Income - Expense Disaggregation Disclosures": Following the issuance of Update 2024-03, this amendment clarifies the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). The amendment is effective for public business entities for annual reporting periods beginning after December 15, 2026. The Company believes this ASU will not have a material impact on existing disclosures and will continue to monitor for SEC action, and plan accordingly for adoption.
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

Recently issued accounting pronouncements that have been adopted
ASU No. 2023-07—Segment Reporting: "Improvements to Reportable Segment Disclosures": The amendment requires a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2023. The Company has adopted this ASU in December 2024 and it did not have a material impact on existing disclosures.
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
For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all other entities, the amendments will be effective two years later. The amendments in this Update should be applied prospectively. For all entities, if by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The Company has adopted this ASU in December 2024 and it did not have a material impact on existing disclosures.

2.    Shareholders’ Equity
Common Stock
The Company has 10,000,000 shares authorized and 7,859,873 shares issued and outstanding at December 31, 2024 and 10,000,000 shares authorized and 7,882,616 shares issued and outstanding at December 31, 2023. The Company's stock is traded on the Nasdaq stock market under the ticker symbol BWFG.
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
Issuer Purchases of Equity Securities
On December 19, 2018, the Company's Board of Directors authorized a share repurchase program ("Prior Plan") of up to 400,000 shares of the Company's Common Stock. On October 27, 2021, the Company's Board of Directors authorized the repurchase of an additional 200,000 shares under the Prior Plan. During the year ended December 31, 2024, the Company purchased 85,990 shares of its Common Stock at a weighted average of $24.82 per share. During the year ended December 31, 2023, the Company did not have any purchases of shares of its common stock. To date, the Company has purchased 535,802 shares of the Company’s common stock pursuant to the Prior Plan.

On October 28, 2024, the Company announced that on October 23, 2024, its Board of Directors authorized a share repurchase plan ("New Plan"). Under the terms of the New Plan, the Company is authorized to buy back up to 250,000 shares of its outstanding common stock. In connection with the authorization of the New Plan, the Company terminated the Prior Plan.

The Company intends to accomplish the share repurchases through open market transactions, though the Company could accomplish repurchases through other means, such as privately negotiated transactions. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws, and other factors. The share repurchase plan does not obligate the Company to acquire any particular amount of Common Stock, and it may be modified or suspended at any time at the Company's discretion.
3. Goodwill and Other Intangible Assets
Information on goodwill for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
	(In thousands)
Balance, beginning of the period	$2,589	$2,589
Impairment	—	—
Balance, end of the period	$2,589	$2,589
The Company tests for goodwill impairment annually as of June 30th. No impairment was required to be recorded on goodwill in 2024 or 2023.

4. Investment Securities
The amortized cost, gross unrealized gains and losses and fair values of available for sale and held to maturity securities segregated by contractual maturity at December 31, 2024 were as follows:

	December 31, 2024
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Less than one year	$24,920	$66	$(92)	$24,894
Due from one through five years	47,541	—	(2,117)	45,424
Due from five through ten years	16,038	—	(906)	15,132
Due after ten years	6,944	—	(812)	6,132
Total U.S. Government and agency obligations	95,443	66	(3,927)	91,582

Corporate bonds
Due from five through ten years	15,500	—	(929)	14,571
Due after ten years	1,500	—	(225)	1,275
Total Corporate bonds	17,000	—	(1,154)	15,846

Total available for sale securities	$112,443	$66	$(5,081)	$107,428

Held to maturity securities:
State agency and municipal obligations
Less than one year	$6,820	$37	$—	$6,857
Due from five through ten years	2,808	—	(77)	2,731
Due after ten years	26,897	1,190	(1,013)	27,074
Total State agency and municipal obligations	36,525	1,227	(1,090)	36,662

Government-sponsored mortgage backed securities
No contractual maturity	28	1	—	29
Total held to maturity securities	$36,553	$1,228	$(1,090)	$36,691

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
There were no sales of investment securities during the years ended December 31, 2024 or December 31, 2023.
At December 31, 2024 and December 31, 2023, none of the Company's securities were pledged as collateral with the Federal Home Loan Bank ("FHLB") or any other institution.
As of December 31, 2024, the actual duration of the Company's available for sale securities were significantly shorter than the notional maturities.
At December 31, 2024, the Company held marketable equity securities with a fair value of $2.1 million and an amortized cost of $2.3 million. At December 31, 2023, the Company held marketable equity securities with a fair value of $2.1 million and an amortized cost of $2.2 million. These securities represent an investment in mutual funds that have a primary objective to make investments for CRA purposes.
There were thirty-seven investment securities as of December 31, 2024, in which the fair value of the security was less than the amortized cost of the security. There were thirty-four such investment securities as of December 31, 2023.

The following table provides information regarding investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2024 and 2023:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)
December 31, 2024
U.S. Government and agency obligations	$—	$—	—%	$81,579	$(3,927)	4.59%	$81,579	$(3,927)	4.59%
Corporate bonds	—	—	—%	15,846	(1,154)	6.79%	15,846	(1,154)	6.79%
State agency and municipal obligations	7,361	(254)	(3.33)%	3,802	(836)	18.03%	11,163	(1,090)	8.89%
Total investment securities	$7,361	$(254)	(3.33)%	$101,227	$(5,917)	5.52%	$108,588	$(6,171)	5.38%
December 31, 2023
U.S. Government and agency obligations	$—	$—	—%	$85,243	$(5,173)	5.72%	$85,243	$(5,173)	5.72%
Corporate bonds	—	—	—%	14,510	(2,490)	14.65%	14,510	(2,490)	14.65%
State agency and municipal obligations	—	—	—%	4,076	(631)	13.41%	4,076	(631)	13.41%
Total investment securities	$—	$—	—%	$103,829	$(8,294)	7.40%	$103,829	$(8,294)	7.40%
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
The Company has the intent and ability to retain its investment securities in an unrealized loss position at December 31, 2024 until the decline in value has recovered or the security has matured.

5.    Loans Receivable and ACL-Loans
The following table sets forth a summary of the loan portfolio at December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
	(In thousands)
Real estate loans:
Residential	$42,766	$50,931
Commercial	1,899,134	1,947,648
Construction	173,555	183,414
	2,115,455	2,181,993
Commercial business	515,125	500,569
Consumer	75,308	36,045
Total loans	2,705,888	2,718,607
ACL-Loans	(29,007)	(27,946)
Deferred loan origination fees, net	(3,922)	(5,360)
Loans receivable, net	$2,672,959	$2,685,301
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
Consumer:   This portfolio segment includes loans to finance insurance premiums secured by the cash surrender value of life insurance and marketable securities, overdraft lines of credit, and personal loans to high net worth individuals.
ACL-Loans
The following tables set forth the activity in the Company’s ACL-Loans for the years ended December 31, 2024 and December 31, 2023, by portfolio segment:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
For the Year Ended December 31, 2024
Beginning balance	$149	$20,950	$1,699	$4,562	$586	$27,946
Charge-offs	(141)	(13,111)	(1,771)	(7,909)	(84)	(23,016)
Recoveries	141	1,126	—	(3)	23	1,287
(Credits) provisions	(55)	12,873	2,131	7,420	421	22,790
Ending balance	$94	$21,838	$2,059	$4,070	$946	$29,007

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
For the Year Ended December 31, 2023
Balance as of December 31, 2022	$163	$15,597	$311	$6,214	$146	$22,431
Day 1 effect of CECL	80	4,987	611	(1,125)	526	5,079
Balance as of January 1, 2023 as adjusted for changes in accounting principle	243	20,584	922	5,089	672	27,510
Charge-offs	—	(824)	—	(440)	(83)	(1,347)
Recoveries	—	—	—	531	39	570
(Credits) provisions	(94)	1,190	777	(618)	(42)	1,213
Ending balance	$149	$20,950	$1,699	$4,562	$586	$27,946

We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purpose of the tables below. The following tables present loans by origination and risk designation as of December 31, 2024 and December 31, 2023 (dollars in thousands):

Term Loans
Amortized Cost Balances by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Residential Real Estate Loans
Pass	$—	$—	$—	$—	$—	$39,560	$39,560
Special Mention	—	—	—	—	—	366	366
Substandard	—	—	—	—	—	3,069	3,069
Doubtful	—	—	—	—	—	—	—
Total Residential Real Estate Loans	$—	$—	$—	$—	$—	$42,995	$42,995
Residential Real Estate charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$141	$141

Commercial Real Estate Loans
Pass	$162,303	$101,201	$680,359	$241,000	$95,277	$486,897	$1,767,037
Special Mention	—	18,357	43,286	29,792	—	1,982	93,417
Substandard	—	—	27,081	9,194	5,488	1,610	43,373
Doubtful	—	—	—	—	—	1,400	1,400
Total Commercial Real Estate Loans	$162,303	$119,558	$750,726	$279,986	$100,765	$491,889	$1,905,227
Commercial Real Estate charge-off
Current period charge-offs	$—	$—	$—	$522	$8,184	$4,405	$13,111

Construction Loans
Pass	$10,086	$47,301	$63,476	$53,529	$—	$—	$174,392
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Construction Loans	$10,086	$47,301	$63,476	$53,529	$—	$—	$174,392
Construction charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$1,771	$1,771

Commercial Business Loans
Pass	$143,267	$98,718	$179,999	$49,351	$5,708	$26,413	$503,456
Special Mention	—	665	3,454	1,949	—	20	6,088
Substandard	133	344	224	6,983	—	—	7,684
Doubtful	—	—	—	—	—	53	53
Total Commercial Business Loans	$143,400	$99,727	$183,677	$58,283	$5,708	$26,486	$517,281
Commercial Business charge-off
Current period charge-offs	$—	$—	$7,664	$245	$—	$—	$7,909

Consumer Loans
Pass	$32,295	$9,051	$33,369	$—	$—	$49	$74,764
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Consumer Loans	$32,295	$9,051	$33,369	$—	$—	$49	$74,764
Consumer charge-off
Current period charge-offs	$28	$—	$—	$56	$—	$—	$84

Total Loans
Pass	$347,951	$256,271	$957,203	$343,880	$100,985	$552,919	$2,559,209
Special Mention	—	19,022	46,740	31,741	—	2,368	99,871
Substandard	133	344	27,305	16,177	5,488	4,679	54,126
Doubtful	—	—	—	—	—	1,453	1,453
Total Loans	$348,084	$275,637	$1,031,248	$391,798	$106,473	$561,419	$2,714,659
Total charge-off
Current period charge-offs	$28	$—	$7,664	$823	$8,184	$6,317	$23,016

Term Loans
Amortized Cost Balances by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Residential Real Estate Loans
Pass	$—	$—	$—	$—	$—	$47,314	$47,314
Special Mention	—	—	—	—	—	140	140
Substandard	—	—	—	—	—	3,728	3,728
Doubtful	—	—	—	—	—	—	—
Total Residential Real Estate Loans	$—	$—	$—	$—	$—	$51,182	$51,182
Residential Real Estate charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate Loans
Pass	$95,881	$755,352	$310,811	$113,554	$133,996	$429,695	$1,839,289
Special Mention	12,333	35,136	13,203	—	2,035	114	62,821
Substandard	18,525	—	16,923	—	—	8,121	43,569
Doubtful	—	—	2,116	—	—	4,272	6,388
Total Commercial Real Estate Loans	$126,739	$790,488	$343,053	$113,554	$136,031	$442,202	$1,952,067
Commercial Real Estate charge-off
Current period charge-offs	$—	$—	$213	$—	$—	$611	$824

Construction Loans
Pass	$39,627	$67,788	$41,156	$26,156	$—	$—	$174,727
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	9,362	9,362
Doubtful	—	—	—	—	—	—	—
Total Construction Loans	$39,627	$67,788	$41,156	$26,156	$—	$9,362	$184,089
Construction charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Business Loans
Pass	$121,312	$234,997	$73,805	$9,291	$6,504	$32,293	$478,202
Special Mention	—	3,395	1,009	—	—	—	4,404
Substandard	892	8,934	7,910	—	—	2,092	19,828
Doubtful	—	—	—	—	—	103	103
Total Commercial Business Loans	$122,204	$247,326	$82,724	$9,291	$6,504	$34,488	$502,537
Commercial Business charge-off
Current period charge-offs	$—	$—	$—	$—	$440	$—	$440

Consumer Loans
Pass	$10,126	$25,406	$—	$—	$—	$37	$35,569
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Consumer Loans	$10,126	$25,406	$—	$—	$—	$37	$35,569
Consumer charge-off
Current period charge-offs	$83	$—	$—	$—	$—	$—	$83

Total Loans
Pass	$266,946	$1,083,543	$425,772	$149,001	$140,500	$509,339	$2,575,101
Special Mention	12,333	38,531	14,212	—	2,035	254	67,365
Substandard	19,417	8,934	24,833	—	—	23,303	76,487
Doubtful	—	—	2,116	—	—	4,375	6,491
Total Loans	$298,696	$1,131,008	$466,933	$149,001	$142,535	$537,271	$2,725,444
Total charge-off
Current period charge-offs	$83	$—	$213	$—	$440	$611	$1,347

Loans evaluated for credit loss and the related ACL-Loans as of December 31, 2024 and December 31, 2023 were as follows:

	Portfolio	ACL-Loans
	(In thousands)
December 31, 2024
Loans individually evaluated for credit loss:
Residential real estate	$3,052	$—
Commercial real estate	44,814	—
Construction	—	—
Commercial business	7,672	—
Consumer	58,363	—
Subtotal	113,901	—
Loans collectively evaluated for credit loss:
Residential real estate	$39,714	$94
Commercial real estate	1,854,320	21,838
Construction	173,555	2,059
Commercial business	507,453	4,070
Consumer	16,945	946
Subtotal	2,591,987	29,007
Total	$2,705,888	$29,007

	Portfolio	ACL-Loans
	(In thousands)
December 31, 2023
Loans individually evaluated for credit loss:
Residential real estate	$3,711	$—
Commercial real estate	49,935	955
Construction	9,382	—
Commercial business	19,848	—
Consumer	22,129	—
Subtotal	105,005	955
Loans collectively evaluated for credit loss:
Residential real estate	$47,220	$149
Commercial real estate	1,897,713	19,995
Construction	174,032	1,699
Commercial business	480,721	4,562
Consumer	13,916	586
Subtotal	2,613,602	26,991
Total	$2,718,607	$27,946
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
The following tables present credit risk ratings by loan segment as of December 31, 2024 and December 31, 2023:

	Commercial Credit Quality Indicators
	December 31, 2024				December 31, 2023
	Commercial Real Estate	Construction	Commercial Business	Total	Commercial Real Estate	Construction	Commercial Business	Total
	(In thousands)
Pass	$1,767,482	$173,555	$501,432	$2,442,469	$1,835,136	$174,032	$476,358	$2,485,526
Special mention	86,838	—	6,020	92,858	62,577	—	4,362	66,939
Substandard	43,413	—	7,619	51,032	43,542	9,382	19,745	72,669
Doubtful	1,401	—	54	1,455	6,393	—	104	6,497
Loss	—	—	—	—	—	—	—	—
Total loans	$1,899,134	$173,555	$515,125	$2,587,814	$1,947,648	$183,414	$500,569	$2,631,631

	Residential and Consumer Credit Quality Indicators
	December 31, 2024			December 31, 2023
	Residential Real Estate	Consumer	Total	Residential Real Estate	Consumer	Total
	(In thousands)
Pass	$39,359	$75,308	$114,667	$47,082	$36,045	$83,127
Special mention	356	—	356	138	—	138
Substandard	3,051	—	3,051	3,711	—	3,711
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total loans	$42,766	$75,308	$118,074	$50,931	$36,045	$86,976
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

The following tables set forth certain information with respect to the Company's loan portfolio delinquencies by portfolio segment as of December 31, 2024 and December 31, 2023:

	December 31, 2024
	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$130	$226	$652	$1,008	$41,758	$42,766
Commercial real estate	359	—	35,585	35,944	1,863,190	1,899,134
Construction	—	—	—	—	173,555	173,555
Commercial business	4	11	7,143	7,158	507,967	515,125
Consumer	—	—	—	—	75,308	75,308
Total loans	$493	$237	$43,380	$44,110	$2,661,778	$2,705,888

	December 31, 2023
	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$—	$1,220	$132	$1,352	$49,579	$50,931
Commercial real estate	195	282	1,851	2,328	1,945,320	1,947,648
Construction	—	—	9,382	9,382	174,032	183,414
Commercial business	6,568	1,648	—	8,216	492,353	500,569
Consumer	—	—	—	—	36,045	36,045
Total loans	$6,763	$3,150	$11,365	$21,278	$2,697,329	$2,718,607
There were no loans delinquent greater than 90 days and still accruing interest as of December 31, 2024 or December 31, 2023.
Loans on Nonaccrual Status
The following is a summary of nonaccrual loans by portfolio segment as of December 31, 2024 and December 31, 2023:

	December 31,
	2024	2023
	(In thousands)
Residential real estate	$791	$1,386
Commercial real estate	44,814	23,009
Commercial business	7,672	15,430
Construction	—	9,382
Total	$53,277	$49,207
Interest income on loans that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the years ended December 31, 2024 and 2023 was $1.9 million and $4.9 million, respectively. There was no interest income recognized on these loans for the year ended December 31, 2024 and 2023, respectively.
At December 31, 2024 and December 31, 2023, there were no commitments to lend additional funds to borrowers on nonaccrual status. Nonaccrual loans with no specific reserve totaled $53.3 million and $48.3 million at December 31, 2024 and December 31, 2023, respectively.

Individually evaluated loans
An individually evaluated loan is generally one for which it is probable, based on current information, that the Company will not collect all the amounts due in accordance with the contractual terms of the loan. Individually evaluated loans are individually evaluated for credit losses.
Within the Consumer portfolio segment, the Company individually evaluated all insurance premium loans as well as a cash-secured loan to an individual, regardless of credit risk rating.
The following tables summarize individually evaluated loans by portfolio segment and the related average carrying amount and interest income recognized as of December 31, 2024 and December 31, 2023:

	As of and for the Year Ended December 31, 2024
	Carrying Amount	Unpaid Principal Balance	Associated ACL-Loans	Average Carrying Amount	Interest Income Recognized
	(In thousands)
Individually evaluated loans without a valuation allowance:
Residential real estate	$3,052	$3,332	$—	$3,536	$195
Commercial real estate	44,814	55,936	—	52,316	1,718
Construction	—	—	—	7,716	—
Commercial business	7,672	8,782	—	14,179	793
Consumer	58,363	58,363	—	28,852	1,289
Total individually evaluated loans without a valuation allowance	113,901	126,413	—	106,599	3,995
Individually evaluated loans with a valuation allowance:
Residential real estate	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial business	—	—	—	—	—
Total individually evaluated loans with a valuation allowance	—	—	—	—	—
Total individually evaluated loans	$113,901	$126,413	$—	$106,599	$3,995

	As of and for the Year Ended December 31, 2023
	Carrying Amount	Unpaid Principal Balance	Associated ACL-Loans	Average Carrying Amount	Interest Income Recognized
	(In thousands)
Individually evaluated loans without a valuation allowance:
Residential real estate	$3,711	$4,022	$—	$3,781	$167
Commercial real estate	43,942	45,032	—	41,060	1,684
Construction	9,382	9,382	—	9,382	—
Commercial business	19,848	20,502	—	18,081	2,407
Consumer	22,129	22,129	—	20,132	1,144
Total individually evaluated loans without a valuation allowance	99,012	101,067	—	92,436	5,402
Individually evaluated loans with a valuation allowance:
Residential real estate	—	—	—	—	—
Commercial real estate	5,993	6,017	955	6,082	234
Commercial business	—	—	—	—	—
Total individually evaluated loans with a valuation allowance	5,993	6,017	955	6,082	234
Total individually evaluated loans	$105,005	$107,084	$955	$98,518	$5,636
Loan Modifications
A loan will be considered modified as defined by ASU 2022-02 when both of the following conditions are met: 1) the borrower is experiencing financial difficulties and 2) the modification constitutes a direct change in contractual cash flows for a significant period of time. Modified terms are dependent upon the financial position and needs of the individual borrower.

There were no new loan modifications reportable under ASU 2022-02 at December 31, 2024 and December 31, 2023. There were no nonaccrual modified loans at December 31, 2024 and December 31, 2023. There were no loans modified that re-defaulted during the years ended December 31, 2024 or December 31, 2023.

Allowance for Credit Losses (ACL)-Unfunded Commitments

As part of CECL, the Company has recorded ACL-Unfunded Commitments in Accrued expenses and other liabilities. The provision is recorded within the Provision for credit losses on the Company’s Consolidated Statements of Income. The following table presents a rollforward of the ACL-Unfunded Commitments for the years ended December 31, 2024 and December 31, 2023:

	December 31,
	2024	2023

Balance at Beginning of period	$926	$80
Reversal of prior unfunded reserve	—	(80)
Day 1 effect of CECL	—	1,273
(Credit) for credit losses (unfunded commitments)	(170)	(347)
Balance at end of period	$756	$926

Components of Provision for Credit Losses

The following table summarizes the Provision for credit losses for the years ended December 31, 2024 and December 31, 2023:

	December 31,
	2024	2023

Provision for credit losses (loans)	$22,790	$1,213
(Credit) for credit losses (unfunded commitments)	(170)	(347)
Provision for credit losses	$22,620	$866

6. Premises and Equipment
At December 31, 2024 and December 31, 2023, premises and equipment consisted of the following:

	December 31,
	2024	2023
	(In thousands)
Land	$850	$850
Building	5,057	5,057
Right-of-use asset	11,071	12,685
Leasehold improvements	6,692	6,543
Furniture and fixtures	2,935	2,935
Equipment and software	7,781	7,317
Premises and equipment, gross	34,386	35,387
Accumulated depreciation and amortization	(10,530)	(8,369)
Premises and equipment, net	$23,856	$27,018
For the years ended December 31, 2024 and December 31, 2023, depreciation and amortization expense related to premises and equipment totaled $2.2 million and $2.1 million, respectively. For the years ended December 31, 2024 and December 31, 2023, depreciation and amortization expense includes amortization of the right-of-use-asset, totaling $1.6 million and $1.5 million, respectively.

7.    Leases
As of December 31, 2024, the Company leases real estate for eight branch locations and headquarter office under various operating lease agreements. The branch leases have maturities ranging from 2028 to 2033, some of which include options to extend the lease term. The Company is not reasonably certain to exercise these renewal options, and as a result, these optional periods are not included in determining the lease term. The weighted average remaining life of the lease term for these leases was 5.5 years as of December 31, 2024.

The Company utilized a weighted average discount rate of 5.2% in determining the lease liability for its branch locations and a discount rate of 4.5% for its headquarter office.

The total fixed operating lease costs were $2.2 million and $2.3 million for the years ended December 31, 2024 and December 31, 2023, respectively. The total variable operating lease costs were $0.2 million and $0.2 million for the years ended December 31, 2024 and December 31, 2023, respectively. The right-of-use-asset, included in premises and equipment, net was $11.1 million as of December 31, 2024 and the corresponding lease liability, included in accrued expenses and other liabilities was $12.0 million as of December 31, 2024.

Future minimum lease payments as of December 31, 2024 are as follows:

December 31, 2024
(In thousands)
2025	$2,375
2026	2,368
2027	2,334
2028	2,144
2029	1,937
Thereafter	3,058
Total	$14,216

A reconciliation of the undiscounted cash flows in the maturity table above and the lease liability recognized in the consolidated balance sheet as of December 31, 2024, is shown below:

December 31, 2024
(In thousands)
Undiscounted cash flows	$14,216
Discount effect of cash flows	(2,169)
Lease liability	$12,047
8.    Other Assets
The components of other assets as of December 31, 2024 and December 31, 2023 are summarized below:

	December 31, 2024	December 31, 2023
	(In thousands)
Deferred compensation	$3,087	$2,810
Servicing assets, net of valuation allowance	558	869
Derivative assets	7,472	8,819
Other	13,310	9,919
Total other assets	$24,427	$22,417
Deferred Compensation
The Company has a non-qualified deferred compensation plan for the Board of Directors that allows for the deferral of fees earned related to services rendered for the Company. The deferred compensation balance increased $0.3 million for the year ended December 31, 2024 compared to the year ended December 31, 2023.
Loan Servicing
The Bank sells loans in the secondary market and retains the right to service many of these loans. The Bank earns fees for the servicing provided. Loans serviced for others are not included in the accompanying consolidated balance sheets. The balance of loans serviced for others was $186.9 million and $187.0 million at December 31, 2024 and December 31, 2023, respectively. The risks inherent in servicing assets relate primarily to changes in the timing of prepayments that result from shifts in interest rates. The significant assumptions used in the valuation at December 31, 2024 for servicing assets included a discount rate of 10% and prepayment speed assumptions ranging from 3% to 18%. The significant assumptions used in the valuation at December 31, 2023 for servicing assets included a discount rate of 10% and prepayment speed assumptions ranging from 3% to 17%.
The carrying value of loan servicing rights was $0.6 million and $0.9 million as of December 31, 2024 and December 31, 2023, respectively.

The following table presents the changes in carrying value for loan servicing assets net of allowances:

	December 31, 2024	December 31, 2023
	(In thousands)
Loan servicing rights:
Balance at beginning of year	$869	$746
Servicing rights capitalized	89	464
Servicing rights amortized or disposed	(481)	(399)
Change in valuation allowance	81	58
Balance at end of year	$558	$869
Assets held for sale
For the years ended December 31, 2024 and 2023, the Bank did not have any assets held for sale. Assets held for sale are included in other assets on the consolidated balance sheets.

9.    Deposits
At December 31, 2024 and December 31, 2023, deposits consisted of the following:

	December 31,
	2024	2023
	(In thousands)
Noninterest bearing demand deposit accounts	$321,875	$346,172
Interest bearing accounts:
NOW	105,090	90,829
Money market	899,413	887,352
Savings	90,220	97,331
Time certificates of deposit	1,370,972	1,315,073
Total interest bearing accounts	2,465,695	2,390,585
Total deposits	$2,787,570	$2,736,757
Maturities of time certificates of deposit as of December 31, 2024 and December 31, 2023 are summarized below:

	December 31,
	2024	2023
	(In thousands)
2024	$—	$979,807
2025	1,348,808	318,961
2026	4,887	24
2027	1,030	68
2028	6,222	6,215
2029 and thereafter	10,025	9,998
Total	$1,370,972	$1,315,073
The aggregate amount of individual certificate accounts, with balances of $250,000 or more, were approximately $232.6 million and $151.6 million at December 31, 2024 and December 31, 2023, respectively.
Brokered certificate of deposits totaled $651.5 million and $860.5 million at December 31, 2024 and December 31, 2023, respectively. Brokered money market accounts totaled $53.5 million and $91.4 million at December 31, 2024 and 2023, respectively. There were no certificates of deposits from national listing services, one-way buy CDARS or on-way buy ICS at December 31, 2024 or December 31, 2023. Brokered deposits are comprised of Brokered CDs, brokered money market accounts, one-way buy CDARS, and one-way buy ICS.
The following table summarizes interest expense by account type for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
	(In thousands)
NOW	$175	$170
Money market	34,767	32,901
Savings	2,785	3,163
Time certificates of deposit	63,531	50,672
Total interest expense on deposits	$101,258	$86,906

10.    Federal Home Loan Bank Advances and Other Borrowings
The following is a summary of FHLB advances with maturity dates and weighted average rates at December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
	Amount Due	Weighted Average Rate	Amount Due	Weighted Average Rate(1)
	(Dollars in thousands)
Year of Maturity:
2024	$—	—%	$90,000	3.24%
2025	90,000	3.91	—	—
Total advances	$90,000	3.91%	$90,000	3.24%
(1) In 2023, $50 million of the Company's FHLB borrowings were subject to longer term interest rate swap agreements and the average rate reflects the "all-in" swap costs under these agreements.
Interest expense on FHLB advances totaled $3.6 million and $3.0 million for the years ended December 31, 2024 and December 31, 2023, respectively.
The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At December 31, 2024, the Company had pledged eligible loans with a book value of $742.6 million as collateral to support borrowing capacity at the FHLB of Boston. As of December 31, 2024, the Company has immediate availability to borrow an additional $266.1 million based on qualified collateral.
At December 31, 2024, the Bank had a secured borrowing line with the Federal Reserve Bank of New York ("FRBNY"), a letter of credit with the FHLB, and unsecured lines of credit with Zions Bank, Pacific Coast Bankers Bank ("PCBB"), and Atlantic Community Bankers Bank ("ACBB"). The total borrowing line, letter, or line of credit and the amount outstanding at December 31, 2024 are summarized below:

	December 31, 2024
	Total Letter or Line of Credit	Total Outstanding
	(In thousands)
FRBNY	$726,829	$—
FHLB	465,932	199,824
Zions Bank	45,000	—
PCBB	38,000	—
ACBB	12,000	—
Total	$1,287,761	$199,824

Federal Home Loan Bank Stock
As a member of the FHLB, the Bank is required to maintain investments in their capital stock. The Bank owned 56,545 shares and 56,957 shares at December 31, 2024 and December 31, 2023, respectively. There is no active market or quoted market values for the stock and as such is classified as restricted stock. The shares have a par value of $100 and are carried on the consolidated balance sheets at cost, and evaluated for impairment, as the stock is only redeemable at par subject to the redemption practices of the FHLB.
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

Management evaluated the stock and concluded that the stock was not impaired as of December 31, 2024 or December 31, 2023.

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

The Company incurred certain costs associated with the issuance of its subordinated debt. The Company capitalized these costs and they have been presented within subordinated debentures on the consolidated balance sheets. At December 31, 2024 and 2023, unamortized debt issuance costs were $0.5 million and $0.8 million, respectively. Debt issuance costs amortize over the expected life of the related debt. For the years ended December 31, 2024 and 2023 the amortization expense for debt issuance costs were $0.2 million and $0.2 million, respectively, and were recognized as an increase to interest expense on borrowings within the consolidated statements of income.
The Company recognized $3.2 million and $3.2 million in interest expense related to its subordinated debt for the years ended December 31, 2024 and 2023, respectively.

12.    Commitments and Contingencies
Leases
As of December 31, 2024, the Company leases real estate for eight branch locations and headquarter office under various operating lease agreements. The branch leases have maturities ranging from 2028 to 2033, some of which include options to extend the lease term. Reference Note 7 for further detail.
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
Financial instruments whose contract amounts represented credit risk at December 31, 2024 was as follows:

December 31,
2024
(In thousands)
Commitments to extend credit:
Loan pipeline	$218,612
Loan commitments	173,203
Undisbursed construction loans	59,355
Unused home equity lines of credit	2,331
$453,501
Loan pipeline, while not legally binding, represents the Company's future potential funding obligations which are currently in an advanced stage of underwriting and are subject to various conditions before disbursement. Loans in the pipeline are typically short-term, usually within 90 days.
Loan commitments, undisbursed construction loans, and unused home equity lines of credit are agreements to lend to a client as long as there is no violation of any condition established in the contract or certain milestones in the case of construction loans or otherwise required collateral under borrowing base limits are met. They generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies, but may include residential and commercial property, deposits and securities.
These commitments subject the Company to potential exposure in excess of amounts recorded in the financial statements, and therefore, management maintains a specific reserve for unfunded credit commitments. This reserve is reported as a component of accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. The reserve for unfunded commitments totaled $755 thousand at December 31, 2024.
As of December 31, 2024, the Bank had a remaining capital commitment of $4.6 million to three Small Business Investment Companies ("SBIC") and a remaining capital commitment of $1.8 million in a private equity investment company. Contributions to these funds represent equity investments for the Company.

13.    Income Taxes
The components of income tax expense for the years ended December 31, 2024 and December 31, 2023 consisted of:

	December 31,
	2024	2023
	(In thousands)
Current provision:
Federal	$2,640	$9,201
State	1,388	2,370
Total current	4,028	11,571
Deferred (credit) provision:
Federal	(285)	199
State	(184)	(390)
Total deferred	(469)	(191)
Total income tax expense	$3,559	$11,380
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
A reconciliation of the anticipated income tax expense, computed by applying the statutory federal income tax rate of 21% for the years ended December 31, 2024 and December 31, 2023 to the income before income taxes, to the amount reported in the consolidated statements of income for the years ended December 31, 2024 and December 31, 2023 was as follows:

	December 31,
	2024	2023
	(In thousands)
Income tax expense at statutory federal rate	$2,799	$10,089
State tax expense	1,205	1,980
Income exempt from tax	(428)	(236)
Stock compensation	43	(57)
Deferred director fees	(6)	—
Other items, net	(54)	(396)
Income tax expense	$3,559	$11,380

At December 31, 2024 and December 31, 2023, the components of deferred tax assets and liabilities were as follows:

	December 31,
	2024	2023
	(In thousands)
Deferred tax assets:
ACL-Loans	$7,406	$6,837
Net operating loss carryforwards	296	333
Deferred fees	2,055	2,529
Deferred director fees	495	434
Unrealized loss on available for sale securities	1,185	1,732
Lease liabilities	2,998	3,233
Other	1,255	1,363
Gross deferred tax assets	15,690	16,461
Deferred tax liabilities:
Deferred expenses	1,079	1,260
Servicing rights	139	205
Depreciation	1,079	1,373
Unrealized gain on derivatives	799	1,236
Right-of-use-assets	2,755	3,004
Other	97	—
Gross deferred tax liabilities	5,948	7,078
Net deferred tax asset	$9,742	$9,383
A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. Management evaluated its remaining deferred tax assets and believes no valuation allowances were needed at December 31, 2024 or December 31, 2023.
At December 31, 2024, the Company had federal net operating loss carryovers of $1.4 million. The carryovers were transferred to the Company upon the merger with The Wilton Bank. The losses will expire after 2032 and are subject to certain annual limitations which amount to $176 thousand per annum.
As a result of management's analysis of the Company's tax position, a reserve has been established for uncertain tax positions in conjunction with the Company's out of state lending activity. The total reserve for uncertain tax positions totaled $1.6 million as of December 31, 2024. The tax years 2021 and subsequent are subject to examination by federal and state taxing authorities. The statute of limitations has expired on the years before 2021. No examinations are currently in process.
The following table reflects a reconciliation of the beginning and ending balances of the Company’s uncertain tax positions:

	At December 31,
	2024	2023
	(In thousands)
Balance, beginning of year	$1,045	$500
Net additions (reductions) relating to potential liability with taxing authorities	600	545
Balance, end of year	$1,645	$1,045

14.    401(K) Profit Sharing Plan
The Company’s employees are eligible to participate in The Bankwell Financial Group, Inc. and its Subsidiaries and Affiliates 401(k) Plan (the “401k Plan”). The 401k Plan covers substantially all employees who are at least 21 years of age. Under the terms of the 401k Plan, participants can contribute up to a certain percentage of their compensation, subject to federal limitations. The Company matches eligible contributions and may make discretionary matching and/or profit sharing contributions. Participants are immediately vested in their contributions and become fully vested in the Company’s contributions after completing five years of service. The Company expensed $338 thousand and $287 thousand related to the 401k Plan during the years ended December 31, 2024 and December 31, 2023, respectively.

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
The following is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	For the Years Ended December 31,
	2024	2023
	(In thousands, except per share data)
Net income	$9,770	$36,663
Dividends to participating securities(1)	(156)	(164)
Undistributed earnings allocated to participating securities(1)	(87)	(794)
Net income for earnings per share calculation	$9,527	$35,705
Weighted average shares outstanding, basic	7,710	7,588
Effect of dilutive equity-based awards(2)	28	60
Weighted average shares outstanding, diluted	7,738	7,648
Net earnings per common share:
Basic earnings per common share	$1.24	$4.71
Diluted earnings per common share	$1.23	$4.67
(1)    Represents dividends paid and undistributed earnings allocated to unvested stock-based awards that contain non-forfeitable rights to dividends.
(2)    Represents the effect of the assumed exercise of stock options and warrants and the vesting of restricted shares, as applicable, utilizing the treasury stock method.

16.    Stock Based Compensation
Equity award plans
The Company has unvested restricted stock outstanding under two equity award plans, which are collectively referred to as the “Stock Plans.” Any future issuances of equity awards will be made under the 2022 Bankwell Financial Group, Inc. Stock Plan, or the “2022 Plan,” as amended from time-to-time. All equity awards made under the 2022 Plan and prior equity award plans are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form restricted stock. At December 31, 2024, there were 274,289 shares reserved for future issuance under the 2022 Plan.

Restricted stock:   Restricted stock provides grantees with rights to shares of common stock upon completion of a service period and, with respect to a portion of some grants, achievement of certain performance metrics. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.
The following table presents the activity for restricted stock for the year ended December 31, 2024:

	December 31, 2024
	Number of Shares		Weighted Average Grant Date Fair Value
Unvested at beginning of period	254,328	(1)	$29.58
Granted	67,509	(2)	$24.94
Vested	(93,700)	(3)	$26.67
Forfeited	(4,262)		$26.18
Unvested at end of period	223,875
(1)    Includes 33,115 shares of performance based restricted stock.
(2)    Includes 18,598 shares of performance based restricted stock.
(3)    Includes 16,527 shares of performance based restricted stock.

The total fair value of restricted stock awards vested during the year ended December 31, 2024 was $2.5 million.
The Company’s restricted stock expense for the years ended December 31, 2024 and December 31, 2023 was $3.0 million and $3.1 million, respectively. At December 31, 2024, there was $3.1 million of unrecognized stock compensation expense for restricted stock, expected to be recognized over a weighted average period of 2.4 years.
Performance based restricted stock:    The Company has 35,186 shares of performance based restricted stock outstanding as of December 31, 2024 pursuant to the Company’s Stock Plans. The awards vest over a three year service period, provided certain performance metrics are met. The share quantity that ultimately vests can range between 0% and 200%, which is dependent on the degree to which the performance metrics are met. The Company records an expense over the vesting period based on (a) the probability that the performance metric will be met and (b) the fair market value of the Company’s stock at the date of the grant.

17.    Comprehensive Income
Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives. The Company's derivative instruments are utilized to manage economic risks, including interest rate risk. Changes in fair value of the Company's derivatives are primarily driven by changes in interest rates and recognized in other comprehensive income. The Company's current derivative positions will cause a decrease to other comprehensive income in a falling interest rate environment and an increase in a rising interest rate environment. The Company’s total comprehensive income or loss for the years ended December 31, 2024 and December 31, 2023 is reported in the Consolidated Statements of Comprehensive Income.
The following tables present the changes in accumulated other comprehensive (loss) income by component, net of tax for the years ended December 31, 2024 and December 31, 2023:

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2023	$(5,810)	$4,146	$(1,664)
Other comprehensive income (loss) before reclassifications, net of tax	1,978	1,722	3,700
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(3,280)	(3,280)
Net other comprehensive income (loss)	1,978	(1,558)	420
Balance at December 31, 2024	$(3,832)	$2,588	$(1,244)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2022	$(6,750)	$6,561	$(189)
Other comprehensive income (loss) before reclassifications, net of tax	940	1,205	2,145
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(3,620)	(3,620)
Net other comprehensive income (loss)	940	(2,415)	(1,475)
Balance at December 31, 2023	$(5,810)	$4,146	$(1,664)
The following table provides information for the items reclassified from accumulated other comprehensive income or loss:

Accumulated Other Comprehensive Income (Loss) Components	For the Years Ended December 31,		Associated Line Item in the Consolidated Statements Of Income
	2024	2023
	(In thousands)
Derivatives:
Unrealized gains (losses) on derivatives	$4,295	$4,596	Interest expense on borrowings
Tax benefit	(1,015)	(976)	Income tax expense
Net of tax	$3,280	$3,620

18.    Derivative Instruments
The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, and duration of its funding along with the use of interest rate derivative financial instruments, namely interest rate swaps. The Company does not use derivatives for speculative purposes. As of December 31, 2024, the Company was a party to three cash flow swaps, designated as hedging instruments, to add stability to interest expense and to manage its exposure to the variability of the future cash flows attributable to the contractually specified interest rates. The notional amount for each swap is $25 million and in each case, the Company has entered into pay-fixed cash flow swaps to convert rolling 90-day brokered deposits. Cash flow swaps with a positive fair value are recorded as other assets and cash flow swaps with a negative fair value are recorded as other liabilities on the Consolidated Balance Sheets.

The Company terminated two cash flow swaps with a total notional amount of $50 million during the year ended December 31, 2022. The underlying debt associated with the terminated swaps was kept in place. The fair value of the terminated swaps totaled $127.6 thousand as of December 31, 2024. The fair value of the terminated swaps will be reclassified from other comprehensive income to interest expense on a straight-line basis over the original term of the hedging relationship.

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

The following table represents the carrying value of the portfolio layer method hedged asset and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
	Carrying Value of Hedged Asset		Hedged Items
	(In thousands)
Fixed Rate Asset (1)	$150,250	$150,915	$(665)	$915

(1) These amounts include the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. As of December 31, 2024, the amortized cost basis of the closed portfolio used in this hedging relationship was $529.6 million, the cumulative basis adjustments associated with this hedging relationships was $2.1 million, and the amount of the designated hedged item was $150.0 million.

As of December 31, 2024, the Company has interest rate swaps not designated as hedging instruments, to minimize interest rate risk exposure with loans to clients.
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
Information about derivative instruments for the years ended December 31, 2024 and December 31, 2023 is as follows:

	As of December 31, 2024
	Derivative Assets			Derivative Liabilities
	Original Notional Amount	Balance Sheet Location	Fair Value	Original Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	$75,000	Other assets	$3,259	$—	Accrued expenses and other liabilities	$—
Fair value swap	$—	Other assets	$—	$150,000	Accrued expenses and other liabilities	$259

Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$38,500	Other assets	$4,213	$38,500	Accrued expenses and other liabilities	$4,213
(1) Represents interest rate swaps with commercial banking clients, which are offset by derivatives with a third party.

Accrued interest receivable related to interest rate swaps as of December 31, 2024 totaled $0.6 million and is excluded from the fair value presented in the table above. The fair value of interest rate swaps in a net asset position, including accrued interest, totaled $3.7 million as of December 31, 2024.

	As of December 31, 2023
	Derivative Assets			Derivative Liabilities
	Original Notional Amount	Balance Sheet Location	Fair Value	Original Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	$125,000	Other assets	$5,240	$—	Accrued expenses and other liabilities	$—
Fair value swap

Derivatives not designated as hedging instruments:	$—	Other assets	$—	$150,000	Accrued expenses and other liabilities	$917
Interest rate swaps(1)	$38,500	Other assets	$3,579	$38,500	Accrued expenses and other liabilities	$3,579
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects to reclassify $0.9 million to interest income during the next 12 months.
The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. The Company does not offset derivative assets and derivative liabilities for financial statement presentation purposes.
Changes in the consolidated statements of comprehensive income (loss) related to interest rate derivatives designated as hedges of cash flows were as follows for the years ended December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
	(In thousands)
Interest rate swaps designated as cash flow hedges:
Unrealized income recognized in accumulated other comprehensive income before reclassifications	$2,300	$1,531
Amounts reclassified from accumulated other comprehensive (loss) income	(4,295)	(4,596)
Income tax benefit (expense) on items recognized in accumulated other comprehensive income (loss)	437	650
Other comprehensive (loss) income	$(1,558)	$(2,415)
The unrealized gains and losses set forth in the above table are reflective of market interest rates as of the respective balance sheet dates. Generally, a lower interest rate environment will result in a negative impact to comprehensive income whereas a higher interest rate environment will result in a positive impact to comprehensive income.

The following table summarizes the effect of the fair value hedging relationship recognized in the Consolidated Statements of Income for the years ended December 31, 2024 and December 31, 2023:

	December 31,
(In thousands)	2024	2023
Gain (loss) on fair value hedging relationship:
Hedged asset	$(665)	$915
Fair value derivative designated as hedging instrument	2,084	1,148
Total gain recognized in the consolidated statements of income within interest and fees on loans	$1,419	$2,063

The following tables summarize gross and net information about derivative instruments that are offset in the Consolidated Balance Sheets at December 31, 2024 and December 31, 2023:

	December 31, 2024
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets	$8,040	$—	$8,040	$234	$7,806	$—
(1) Includes accrued interest receivable totaling $568 thousand.

	December 31, 2024
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivative Liabilities	$4,502	$—	$4,502	$233	$—	$4,269
(1) Includes net interest payable totaling $30 thousand.

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

The carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments at December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$293,552	$293,552	$293,552	$—	$—
Federal funds sold	13,972	13,972	13,972	—	—
Marketable equity securities	2,118	2,118	2,118	—	—
Available for sale securities	107,428	107,428	63,557	43,871	—
Held to maturity securities	36,553	36,691	—	29	36,662
Loans receivable, net	2,672,959	2,637,922	—	—	2,637,922
Accrued interest receivable	14,535	14,535	—	14,535	—
FHLB stock	5,655	5,655	—	5,655	—
Servicing asset, net of valuation allowance	558	558	—	—	558
Derivative asset	7,472	7,472	—	7,472	—
Other real estate owned	8,299	8,299	—	—	8,299
Financial liabilities:
Noninterest bearing deposits	$321,875	$321,875	$—	$321,875	$—
NOW and money market	1,004,503	1,004,503	—	1,004,503	—
Savings	90,220	90,220	—	90,220	—
Time deposits	1,370,972	1,374,309	—	—	1,374,309
Accrued interest payable	13,737	13,737	—	13,737	—
Advances from the FHLB	90,000	90,045	—	—	90,045
Subordinated debentures	69,451	66,167	—	—	66,167
Servicing liability	—	—	—	—	—
Derivative liability	4,472	4,472	—	4,472	—

	December 31, 2023
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$267,521	$267,521	$267,521	$—	$—
Federal funds sold	1,636	1,636	1,636	—	—
Marketable equity securities	2,070	2,070	2,070	—	—
Available for sale securities	109,736	109,736	62,514	47,222	—
Held to maturity securities	15,817	15,903	—	33	15,870
Loans receivable, net	2,685,301	2,659,667	—	—	2,659,667
Accrued interest receivable	14,863	14,863	—	14,863	—
FHLB stock	5,696	5,696	—	5,696	—
Servicing asset, net of valuation allowance	869	869	—	—	869
Derivative asset	8,819	8,819	—	8,819	—
Financial liabilities:
Noninterest bearing deposits	$346,172	$346,172	$—	$346,172	$—
NOW and money market	978,181	978,181	—	978,181	—
Savings	97,331	97,331	—	97,331	—
Time deposits	1,315,073	1,315,223	—	—	1,315,223
Accrued interest payable	14,595	14,595	—	14,595	—
Advances from the FHLB	90,000	90,012	—	—	90,012
Subordinated debentures	69,205	63,060	—	—	63,060
Servicing liability	4	4	—	—	4
Derivative liability	4,496	4,496	—	4,496	—
The following methods and assumptions were used by management in estimating the fair value of its financial instruments:
Cash and due from banks, federal funds sold, accrued interest receivable and accrued interest payable: The carrying amount is a reasonable estimate of fair value.
Marketable equity securities, available for sale securities and held to maturity securities:   Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The majority of the available for sale securities are considered to be Level 2 as other observable inputs are utilized, such as quoted prices for similar securities. Level 1 investment securities include investments in a U.S. treasury note and in marketable equity securities for which a quoted price is readily available in the market. Level 3 held to maturity securities represent private placement municipal housing authority bonds for which no quoted market price is available. The fair value for these securities is estimated using a discounted cash flow model, using discount rates ranging from 5.3% to 7.2% as of December 31, 2024 and 4.5% to 6.9% as of December 31, 2023. These securities are CRA eligible investments.
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
Off-balance-sheet instruments:   Loan commitments on which the committed interest rate is less than the current market rate are insignificant at December 31, 2024 and December 31, 2023.
Other Real Estate Owned ("OREO"): OREO is held at the lower of cost or fair value and is measured at fair value when recorded below cost. The fair value of OREO is calculated using independent appraisals or internal valuation methods, less estimated selling costs, and may consider available pricing guides, auction results, price opinions, and other factors that are not observable in an active market when determining fair value. Accordingly, OREO are classified within Level 3 of the fair value hierarchy. At December 31, 2024, the fair value of OREO was $8.3 million. At December 31, 2023, the Company did not have OREO.
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

Financial Instruments Measured at Fair Value on a Recurring Basis
The following table details the financial instruments carried at fair value on a recurring basis at December 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the years ended December 31, 2024 and December 31, 2023.

	Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2024
Marketable equity securities	$2,118	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	63,557	28,025	—
Corporate bonds	—	15,846	—
Derivative asset	—	7,472	—
Derivative liability	—	4,472	—

December 31, 2023
Marketable equity securities	$2,070	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	62,514	32,712	—
Corporate bonds	—	14,510	—
Derivative asset	—	8,819	—
Derivative liability	—	4,496	—
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

The following table details the financial instruments measured at fair value on a nonrecurring basis at December 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2024
Individually evaluated loans	$—	$—	$113,901
Servicing asset, net	—	—	558
December 31, 2023
Individually evaluated loans	$—	$—	$104,050
Servicing asset, net	—	—	865
The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at December 31, 2024 and December 31, 2023:

	Fair Value	Valuation Methodology	Unobservable Input	Range
	(Dollars in thousands)
December 31, 2024
Individually evaluated loans	$45,203	Appraisals	Discount to appraised value	8.00%
	58,363	Appraisals, cash surrender value life insurance, securities, cash held as collateral	Discounts to appraised value and securities value	0.00 - 8.00%
	10,335	Discounted cash flows	Discount rate	3.38–10.25%
	$113,901

Servicing asset, net	$558	Discounted cash flows	Discount rate	10.00%
			Prepayment rate	3.00 - 18.00%

December 31, 2023
Individually evaluated loans	$31,527	Appraisals	Discount to appraised value	6.00 - 8.00%
	22,129	Appraisals, cash surrender value life insurance, securities, cash held as collateral	Discounts to appraised value and securities value	0.00 - 8.00%
	50,394	Discounted cash flows	Discount rate	3.38–10.75%
	$104,050

Servicing asset, net	$865	Discounted cash flows	Discount rate	10.00%
			Prepayment rate	3.00-17.00%

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
As of June 30, 2023, the Company no longer met the definition of a Small Bank Holding Company as the Company's assets exceeded $3 billion. Effective March 31, 2024, the Company became subject to the larger company capital requirements as set forth in the Economic Growth Act.
Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.
As of December 31, 2024, the Bank and Company met all capital adequacy requirements to which they are subject. There are no conditions or events since then that management believes have changed this conclusion.

The capital amounts and ratios for the Bank and the Company at December 31, 2024 were as follows:

	Actual Capital		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bankwell Bank
December 31, 2024
Common Equity Tier 1 Capital to Risk-Weighted Assets	$325,296	11.64%	$195,690	7.00%	$181,712	6.50%
Tier I Capital to Risk-Weighted Assets	325,296	11.64%	237,623	8.50%	223,645	8.00%
Total Capital to Risk-Weighted Assets	355,058	12.70%	293,535	10.50%	279,557	10.00%
Tier I Capital to Average Assets	325,296	10.09%	128,998	4.00%	161,248	5.00%
	Actual Capital		Minimum Regulatory Capital Required for Capital Adequacy		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Financial Group, Inc.
December 31, 2024
Common Equity Tier 1 Capital to Risk-Weighted Assets	$268,733	9.60%	$126,030	4.50%	$182,043	6.50%
Tier I Capital to Risk-Weighted Assets	268,733	9.60%	168,040	6.00%	224,053	8.00%
Total Capital to Risk-Weighted Assets	367,946	13.14%	224,053	8.00%	280,066	10.00%
Tier I Capital to Average Assets	268,733	8.34%	128,943	4.00%	161,179	5.00%

The capital amounts and ratios for the Bank and Company at December 31, 2023 were as follows:

	Actual Capital		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bankwell Bank
December 31, 2023
Common Equity Tier 1 Capital to Risk-Weighted Assets	$321,432	11.30%	$199,047	7.00%	$184,829	6.50%
Tier I Capital to Risk-Weighted Assets	321,432	11.30%	241,700	8.50%	227,482	8.00%
Total Capital to Risk-Weighted Assets	350,303	12.32%	298,571	10.50%	284,353	10.00%
Tier I Capital to Average Assets	321,432	9.81%	131,110	4.00%	163,888	5.00%

	Actual Capital		Minimum Regulatory Capital Required for Capital Adequacy		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
Bankwell Financial Group, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Common Equity Tier 1 Capital to Risk-Weighted Assets	$264,209	9.28%	$128,121	4.50%	N/A	N/A
Tier I Capital to Risk-Weighted Assets	264,209	9.28%	170,828	6.00%	N/A	N/A
Total Capital to Risk-Weighted Assets	362,285	12.72%	227,770	8.00%	N/A	N/A
Tier I Capital to Average Assets	264,209	8.05%	131,232	4.00%	N/A	N/A
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
Reserve Requirements on Cash
The Bank was not required to maintain a minimum reserve balance in the FRBNY at December 31, 2024 or December 31, 2023 as the FRBNY has waived this requirement.

22.    Related Party Transactions
In the normal course of business, the Company may grant loans to executive officers, directors and members of their immediate families, as defined, and to entities in which these individuals have more than a 10% equity ownership. Such loans are transacted at terms including interest rates, similar to those available to unrelated clients.
There were no related party loans outstanding during the years ending December 31, 2024 and December 31, 2023.
Related party deposits aggregated approximately $53.3 million and $34.7 million at December 31, 2024 and December 31, 2023, respectively.
During the year ended December 31, 2024, the Company had no payments to related parties for services provided to the Company. During the year ended December 31, 2023, the Company paid approximately $5 thousand to related parties for services provided to the Company. The payments were primarily for consulting and legal services.

23.    Parent Corporation Only Financial Statements
Bankwell Financial Group, Inc., the Parent Corporation, operates its wholly-owned subsidiary, Bankwell Bank. The earnings of this subsidiary are recognized by the Parent Corporation using the equity method of accounting. Accordingly, earnings are recorded as increases in the Parent Corporation’s investment in the subsidiary and dividends paid reduce the investment in the subsidiary.
Condensed financial statements of the Parent Corporation only are as follows:
Condensed Statements of Financial Condition

	At December 31,
	2024	2023
	(In Thousands)
ASSETS
Cash and due from banks	$11,818	$12,130
Investment in subsidiary	327,083	322,975
Deferred income taxes, net	581	522
Other assets	4,513	3,078
Total assets	$343,995	$338,705
LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debentures	$69,451	$69,205
Accrued expenses and other liabilities	4,024	3,748
Shareholders’ equity	270,520	265,752
Total liabilities and shareholders’ equity	$343,995	$338,705
Condensed Statements of Income

	Year Ended December 31,
	2024	2023
	(In Thousands)
Interest income	$29	$28
Dividend income from subsidiary	—	—
Total income	29	28
Expenses	7,447	6,984
Income before equity in undistributed earnings of subsidiaries	(7,418)	(6,956)
Equity in undistributed earnings of subsidiaries	17,188	43,619
Net Income	$9,770	$36,663

Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2024	2023
	(In Thousands)
Cash flows from operating activities
Net income	$9,770	$36,663
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings	(17,188)	(43,619)
(Increase) decrease in other assets	(1,435)	(295)
Increase in deferred income taxes, net	(59)	(15)
Increase (decrease) in other liabilities	276	727
Stock-based compensation	2,998	3,074
Amortization of debt issuance costs	246	246
Net cash used in operating activities	(5,392)	(3,219)
Cash flows from investing activities
Decrease in premises and equipment, net	—	—
Net cash provided by investing activities	—	—
Cash flows from financing activities
Issuance of subordinated debt	—	—
Retirement of subordinated debt	—	—
Proceeds from exercise of options	—	155
Dividends paid on common stock	(6,283)	(6,241)
Repurchase of common stock	(2,137)	—
Capital contribution from Bank	13,500	12,000
Net cash provided by financing activities	5,080	5,914
Net (decrease) increase in cash and cash equivalents	(312)	2,695
Cash and cash equivalents:
Beginning of year	12,130	9,435
End of year	$11,818	$12,130
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	3,238	3,237
Income taxes	—	—

24. Subsequent Events

The Parent Corporation's Board of Directors declared a $0.20 per share cash dividend, payable February 21, 2025 to shareholders of record on February 11, 2025.
On January 22, 2025, Matthew McNeill was elected to President of the Bank and the Parent Corporation. Mr. McNeill joined the Company in 2020 as Executive Vice President and Chief Banking Officer.
On January 24, 2025, the Company sold a property that it had acquired in the fourth quarter of 2024 that it held as an Other Real Estate Owned (“OREO”) asset as of December 31, 2024. The OREO asset had previously secured a non-performing construction loan and was acquired by the Company out of the borrower’s bankruptcy for $8.3 million. The Company received net proceeds from the sale of such OREO in the amount of $8.3 million.

On January 31, 2025, the Company closed the sale of a $27.1 million multifamily commercial real estate loan that it had put on nonperforming status during the third quarter of 2024. The Company received the full principal amount as well as all past due interest and late fees.

As of December 31, 2024, the Company's nonperforming assets as a percentage of total assets was 1.88%. Included in the 1.88% are the two disposed assets, totaling $35.4 million, or 108 basis points.

Subsequent to December 31, 2024 through March 4, 2025, the Company purchased 16,920 shares of its Common Stock at a weighted average price of $31.15.

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
Internal Control over Financial Reporting
Bankwell’s management has issued a report on its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. As of December 31, 2024, senior management concluded that Bankwell maintained effective internal control over financial reporting.
There were no changes made in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The report of the Company's management follows.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on management’s assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
The Company's independent registered public accounting firm, RSM US LLP, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2024, as stated in their audit report appearing below.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Bankwell Financial Group, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Bankwell Financial Group, Inc.'s (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), shareholders' equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements and our report dated March 5, 2025 expressed an unqualified opinion.

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

/s/ RSM US LLP

Hartford, Connecticut
March 5, 2025

Item 9B.    Other Information
Officer and Director Trading Arrangements

The Company maintains a Directors’ Deferred Compensation Plan (the “DCP”), pursuant to which all (but not less than all) retainer fees and any meeting fees (or other cash compensation) payable to a participating director for service on the Board of Directors is deferred. An election to participate in the DCP is effective for calendar year following the election and each subsequent calendar year until the director revokes the election, which revocation will be effective for the following calendar year. Amounts deferred under the DCP are credited to a book account and deemed invested in the Company’s common stock. The DCP is indirectly funded by the Company through a so-called “Rabbi Trust,” which is administered by an independent third party trustee. The Company deposits deferred amounts into the Rabbi Trust, which funds are invested in our common stock through open market purchases by the trustee, which purchases are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934. A director’s deferred compensation is paid in our common stock following retirement, except under certain specified circumstances that permit earlier payment, including a severe financial hardship resulting from illness or accident, loss of property or other similar extraordinary and unforeseeable circumstances. In the fourth quarter of 2023, directors Eric J. Dale, Jeffrey R. Dunne, Carl M. Porto, and Lawrence B. Seidman, elected to participate, and continue to participate in the DCP.
Item 9C.    Disclosure Regarding Foreign Jurisdictions That Prevent Inspection

Not Applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2025 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission (the "Commission") no later than April 30, 2025.

Item 11.    Executive Compensation
The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2025 Annual Meeting of Shareholders, to be filed with the Commission no later than April 30, 2025.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2025 Annual Meeting of Shareholders, to be filed with the Commission no later than April 30, 2025.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2025 Annual Meeting of Shareholders, to be filed with the Commission no later than April 30, 2025.

Item 14.    Principal Accountant Fees and Services
The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2025 Annual Meeting of Shareholders, to be filed with the Commission no later than April 30, 2025.

PART IV
Item 15.    Exhibits, Financial Statement Schedules

(A)(1) FINANCIAL STATEMENTS
The following consolidated financial statements of the Company are included in Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - As of December 31, 2024 and 2023
Consolidated Statements of Income - For the years ended December 31, 2024 and 2023
Consolidated Statements of Comprehensive Income (Loss) - For the years ended December 31, 2024 and 2023
Consolidated Statements of Shareholders' Equity - For the years ended December 31, 2024 and 2023
Consolidated Statements of Cash Flows - For the years ended December 31, 2024 and 2023
Notes to Consolidated Financial Statements
(A)(2) FINANCIAL STATEMENT SCHEDULES
Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or the information was contained elsewhere herein.
(A)(3) EXHIBITS
The exhibits listed in the Exhibit Index in this Form 10-K are filed herewith or are incorporated herein by reference to other SEC filings.

Exhibit Index

Number	Description
Exhibit 3.1	Certificate of Incorporation as amended to date (1)
Exhibit 3.2	Amended and Restated Bylaws (11)
Exhibit 4.1	Description of the Registrant's Common Stock(5)
Exhibit 10.1†	Employment Agreement of Christopher R. Gruseke dated June 1, 2016 (3)
Exhibit 10.2†	2012 BNC Financial Group, Inc. Stock Plan (1)
Exhibit 10.3†	Amendment to the 2012 BNC Financial Group, Inc. Stock Plan (1)
Exhibit 10.4†	BNC Financial Group, Inc. and Affiliates Deferred Compensation Plan for Directors, January 23, 2008(1)
as amended by the Bankwell Financial Group, Inc. and Affiliates Amended and Restated Deferred Compensation Plan for Directors and Related Investment Policy Statement (9)
Exhibit 10.5†	Form of Director Indemnification Agreement (2)
Exhibit 10.6†	Form of Executive Officer Indemnification Agreement (2)
Exhibit 10.7†	Employment Agreement of Christine Chivily (4)
Exhibit 10.8	Agreement dated February 5, 2020 between Lawrence B. Seidman and Bankwell Financial Group, Inc.(5)
Exhibit 10.9
First Amendment to Agreement dated as of July 30, 2022, amending Agreement dated as of February 5, 2020 by and among Bankwell Financial Group, Inc. and Lawrence B. Seidman. (7) As further amended by Amendment to February 5, 2020 Agreement dates as of December 19, 2024(12)

Exhibit 10.10†	Employment Agreement of Matthew McNeill (6)
Exhibit 10.11†	2018 Bankwell Financial Group, Inc. Long-Term Incentive Plan (6)
Exhibit 10.12†	2022 Bankwell Financial Group, Inc. Stock Plan (7)
Exhibit 10.13†	Employment Agreement of Courtney E. Sacchetti (8)
Exhibit 19	Insider Trading Policy
Exhibit 21.1	Subsidiaries of the Registrant (1)
Exhibit 23.1	Consent of RSM US LLP
Exhibit 31.1	Certification of Christopher R. Gruseke Pursuant to Rule 13a-14(a)
Exhibit 31.2	Certification of Courtney Sacchetti pursuant to Rule 13a-14(a)
Exhibit 32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 97	Clawback Policy(10)
101
The following materials from Bankwell Financial Group, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2024, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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
(6)    Filed as part of the Registrant's December 31, 2020 Form 10-K.
(7)    Filed as an Exhibit to Registrant's June 30, 2022 Form 10-Q.
(8)    Filed as part of the Registrant's December 31, 2022 Form 10-K.
(9)    Filed as an Exhibit to Registrant's September 30, 2023 Form 10-Q.
(10)    Filed as an Exhibit to Registrant's December 31, 2023 Form 10-K.

(11)    Filed as an Exhibit to Registrant's July 25, 2024 Form 8-K.
(12) Filed as an Exhibit to Registrant's December 23, 2024 Form 8-K.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKWELL FINANCIAL GROUP, INC.
By:	/s/ Christopher R. Gruseke
Christopher R. Gruseke Chief Executive Officer
Dated: March 5, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature & Title	Date
/s/ Christopher R. Gruseke	March 5, 2025
Christopher R. Gruseke Chief Executive Officer and a Director (principal executive officer)
/s/ Courtney E. Sacchetti	March 5, 2025
Courtney E. Sacchetti Executive Vice President & Chief Financial Officer (principal financial officer)
/s/ Angelo G. Fusaro	March 5, 2025
Angelo G. Fusaro Senior Vice President & Principal Accounting Officer
/s/ Eric J. Dale	March 5, 2025
Eric J. Dale Director
/s/ Darryl Demos	March 5, 2025
Darryl Demos Director
/s/ Blake S. Drexler	March 5, 2025
Blake S. Drexler Director
/s/ Jeffrey R. Dunne	March 5, 2025
Jeffrey R. Dunne Director
/s/ Anahaita N. Kotval	March 5, 2025
Anahaita N. Kotval Director
/s/ Todd Lampert	March 5, 2025
Todd Lampert Director
/s/ Kevin D. Leitão	March 5, 2025
Kevin D. Leitão Director
/s/ Carl M. Porto	March 5, 2025
Carl M. Porto Director
/s/ Lawrence B. Seidman	March 5, 2025
Lawrence B. Seidman Director