Form 10-Q
period 2025-03-31
Bankwell Financial Group, Inc.
filed 2025-05-07
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

or

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

As of April 30, 2025, there were 7,873,387 shares of the registrant’s common stock outstanding.

Bankwell Financial Group, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
Bankwell Financial Group, Inc.
Consolidated Balance Sheets - (unaudited)
(In thousands, except share data)

	March 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$292,006	$293,552
Federal funds sold	12,922	13,972
Cash and cash equivalents	304,928	307,524

Investment securities
Marketable equity securities, at fair value	2,164	2,118
Available for sale investment securities, at fair value	97,321	107,428
Held to maturity investment securities, at amortized cost (fair values of $36,763 and $36,691 at March 31, 2025 and December 31, 2024, respectively)	36,478	36,553
Total investment securities	135,963	146,099

Loans receivable (net of ACL-Loans of $29,485 at March 31, 2025 and $29,007 at December 31, 2024, respectively)	2,611,495	2,672,959
Other real estate owned	—	8,299
Accrued interest receivable	15,409	14,535
Federal Home Loan Bank stock, at cost	3,583	5,655
Premises and equipment, net	22,978	23,856
Bank-owned life insurance	53,136	52,791
Goodwill	2,589	2,589
Deferred income taxes, net	9,551	9,742
Other assets	24,261	24,427
Total assets	$3,183,893	$3,268,476
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$349,525	$321,875
Interest bearing deposits	2,400,920	2,465,695
Total deposits	2,750,445	2,787,570

Advances from the Federal Home Loan Bank	40,000	90,000
Subordinated debentures (face value of $70,000 and $70,000 at March 31, 2025 and December 31, 2024, respectively, less unamortized debt issuance costs of $487 and $549 at March 31, 2025 and December 31, 2024, respectively)	69,513	69,451
Accrued expenses and other liabilities	48,721	50,935
Total liabilities	2,908,679	2,997,956
Commitments and contingencies
Shareholders' equity
Common stock, no par value; 10,000,000 shares authorized, 7,888,013 and 7,859,873 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	118,439	119,108
Retained earnings	157,971	152,656
Accumulated other comprehensive loss	(1,196)	(1,244)
Total shareholders' equity	275,214	270,520

Total liabilities and shareholders' equity	$3,183,893	$3,268,476

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Income – (unaudited)
(In thousands, except share data)

	Three Months Ended March 31,
	2025	2024
Interest and dividend income
Interest and fees on loans	$43,475	$43,325
Interest and dividends on securities	1,445	1,130
Interest on cash and cash equivalents	3,557	3,826
Total interest and dividend income	48,477	48,281

Interest expense
Interest expense on deposits	24,772	25,362
Interest expense on borrowings	1,639	1,772
Total interest expense	26,411	27,134

Net interest income	22,066	21,147

Provision for credit losses	463	3,683

Net interest income after provision for credit losses	21,603	17,464

Noninterest income
Bank-owned life insurance	344	329
Service charges and fees	602	304
Gains and fees from sales of loans	442	321
Other	117	(39)
Total noninterest income	1,505	915

Noninterest expense
Salaries and employee benefits	7,052	6,291
Occupancy and equipment	2,575	2,322
Professional services	1,529	1,065
Data processing	885	740
Director fees	348	900
FDIC insurance	779	930
Marketing	142	114
Other	831	935
Total noninterest expense	14,141	13,297
Income before income tax expense	8,967	5,082
Income tax expense	2,079	1,319
Net income	$6,888	$3,763

Earnings Per Common Share:
Basic	$0.88	$0.48
Diluted	$0.87	$0.48

Weighted Average Common Shares Outstanding:
Basic	7,670,224	7,663,521
Diluted	7,740,521	7,687,679
Dividends per common share	$0.20	$0.20

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Comprehensive Income (Loss) – (unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$6,888	$3,763
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available for sale securities	1,197	(218)
Reclassification adjustment for gains realized in net income	—	—
Net change in unrealized gains (losses)	1,197	(218)
Income tax (expense) benefit	(283)	102
Unrealized gains (losses) on securities, net of tax	914	(116)
Unrealized (losses) gains on interest rate swaps:
Unrealized (losses) gains on interest rate swaps	(1,134)	125
Income tax benefit (expense)	268	(64)
Unrealized (losses) gains on interest rate swaps, net of tax	(866)	61
Total other comprehensive income (loss), net of tax	48	(55)
Comprehensive income	$6,936	$3,708

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders' Equity - (unaudited)
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2024	7,859,873	$119,108	$152,656	$(1,244)	$270,520
Net income	—	—	6,888	—	6,888
Other comprehensive income, net of tax	—	—	—	48	48
Cash dividends declared ($0.20 per share)	—	—	(1,573)	—	(1,573)
Stock-based compensation expense	—	243	—	—	243
Forfeitures of restricted stock	(14,710)	—	—	—	—
Issuance of restricted stock	72,774	—	—	—	—
Repurchase of common stock	(29,924)	(912)	—	—	(912)
Balance at March 31, 2025	7,888,013	$118,439	$157,971	$(1,196)	$275,214

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2023	7,882,616	$118,247	$149,169	$(1,664)	$265,752
Net income	—	—	3,763	—	3,763
Other comprehensive (loss), net of tax	—	—	—	(55)	(55)
Cash dividends declared ($0.20 per share)	—	—	(1,582)	—	(1,582)
Stock-based compensation expense	—	1,074	—	—	1,074
Forfeitures of restricted stock	(100)	—	—	—	—
Issuance of restricted stock	61,844	—	—	—	—
Repurchase of common stock	(36,180)	(920)	—	—	(920)
Balance at March 31, 2024	7,908,180	$118,401	$151,350	$(1,719)	$268,032

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows – (unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$6,888	$3,763
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on investment securities	30	(5)
Provision for credit losses	463	3,683
Credit for deferred income taxes	176	282
Change in fair value of marketable equity securities	(31)	16
Depreciation and amortization	974	940
Amortization of debt issuance costs	62	62
Increase in cash surrender value of bank-owned life insurance	(344)	(329)
Gains and fees from sales of loans	(442)	(321)
Stock-based compensation	243	1,074
Changes in other real estate owned, net	103	—
Net change in:
Deferred loan fees	1	(478)
Accrued interest receivable	(874)	(242)
Other assets	(1,685)	(356)
Accrued expenses and other liabilities	(1,639)	940
Net cash provided by operating activities	3,925	9,029

Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	1,259	1,105
Proceeds from principal repayments on held to maturity securities	61	80
Net proceeds from maturities of available for sale securities	10,000	—
Net proceeds from sales of held to maturity securities	28	—
Purchases of marketable equity securities	(16)	(15)
Net decrease in loans	57,468	30,931
Proceeds from sales of loans not originated for sale	4,119	3,119
Purchases of premises and equipment, net	(97)	(83)
Purchases of Federal Home Loan Bank stock	2,072	41
Proceeds from the sale of other real estate owned	8,195	—
Net cash provided by investing activities	83,089	35,178

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows - (unaudited) (Continued)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from financing activities
Net change in time certificates of deposit	$(75,326)	$(23,622)
Net change in other deposits	38,201	(39,613)
Net change in FHLB advances	(50,000)	—
Dividends paid on common stock	(1,573)	(1,582)
Repurchase of common stock	(912)	(920)
Net cash (used in) financing activities	(89,610)	(65,737)
Net decrease in cash and cash equivalents	(2,596)	(21,530)
Cash and cash equivalents:
Beginning of year	307,524	269,157
End of period	$304,928	$247,627
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$26,411	$26,691
Income taxes	515	426
Noncash investing and financing activities:
Net change in unrealized gains or losses on available for sale securities	1,197	(218)
Net change in unrealized gains or losses on interest rate swaps	(1,134)	125
Transfer of loans from held-for-investment to held-for-sale	3,677	2,797

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

Basis of Consolidated Financial Statement Presentation

The unaudited consolidated financial statements presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and note disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying unaudited interim consolidated financial statements have been included. Interim results are not necessarily reflective of the results that may be expected for the year ending December 31, 2025. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included on Form 10-K for the year ended December 31, 2024.

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

ACL-Securities

The Company individually evaluates the available for sale debt securities and held to maturity securities for impairment credit losses. Available for sale securities include U.S. Treasuries, mortgage-backed securities, and corporate bonds. U.S. Treasuries and mortgaged-backed securities are guaranteed by the U.S. Government and as a result, management has a zero loss expectation. No ACL-Securities was recorded for these securities as of March 31, 2025. For the corporate bond portfolio, the Company developed a metric that includes each issuer’s current credit ratings and key financial performance metrics to assess the underlying performance of each issuer. The analysis of the issuers’ performance and the intent of the Company to retain these securities support the determination that there is no expected credit loss, and therefore, no ACL-Securities were recognized on the corporate bond portfolio as of March 31, 2025. Of our held to maturity securities portfolio, five security’s fair value was less than its amortized cost as of March 31, 2025. Since this is a highly rated state agency and municipal obligation, the Company's expectation of nonpayment of the amortized cost basis is zero. No allowance for ALC-Securities was recorded for this security as of March 31, 2025.

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

Reclassification

Certain prior period amounts may be reclassified to conform to the 2025 financial statement presentation. These reclassifications only change the reporting categories and do not affect the consolidated results of operations or consolidated financial position of the Company.

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

ASU No. 2023-06—Disclosure Improvements: “Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative”: The amendments in this update modify the disclosure or presentation requirements of a variety of Topics in the Codification. Certain of the amendments represent clarifications to or technical corrections of the current requirements. Because of the variety of Topics amended, a broad range of entities may be affected by one or more of those amendments. The summary of the amendments applicable to the Company include:

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

2. Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at March 31, 2025 were as follows:

	March 31, 2025
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Less than one year	$14,934	$46	$(20)	$14,960
Due from one through five years	47,449	23	(1,634)	45,838
Due from five through ten years	15,138	—	(666)	14,472
Due after ten years	6,617	—	(648)	5,969
Total U.S. Government and agency obligations	84,138	69	(2,968)	81,239
Corporate bonds
Due from five through ten years	15,500	—	(731)	14,769
Due after ten years	1,500	—	(187)	1,313
Total corporate bonds	17,000	—	(918)	16,082

Total available for sale securities	$101,138	$69	$(3,886)	$97,321

Held to maturity securities:
State agency and municipal obligations
Less than one year	$6,831	$39	$—	$6,870
Due from five through ten years	2,797	—	(6)	2,791
Due after ten years	26,850	1,258	(1,006)	27,102
Total State agency and municipal obligations	36,478	1,297	(1,012)	36,763

Government-sponsored mortgage backed securities
No contractual maturity	—	—	—	—
Total held to maturity securities	$36,478	$1,297	$(1,012)	$36,763

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at December 31, 2024 were as follows:

	December 31, 2024
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Less than one year	$24,920	$66	$(92)	$24,894
Due from one through five years	47,541	—	(2,117)	45,424
Due from five through ten years	16,038	—	(906)	15,132
Due after ten years	6,944	—	(812)	6,132
Total U.S. Government and agency obligations	95,443	66	(3,927)	91,582
Corporate bonds
Due from five through ten years	15,500	—	(929)	14,571
Due after ten years	1,500	—	(225)	1,275
Total corporate bonds	17,000	—	(1,154)	15,846

Total available for sale securities	$112,443	$66	$(5,081)	$107,428

Held to maturity securities:
State agency and municipal obligations
Less than one year	$6,820	$37	$—	$6,857
Due from one through five years	2,808	—	(77)	2,731
Due after ten years	26,897	1,190	(1,013)	27,074
Total State agency and municipal obligations	36,525	1,227	(1,090)	36,662

Government-sponsored mortgage backed securities
No contractual maturity	28	1	—	29
Total held to maturity securities	$36,553	$1,228	$(1,090)	$36,691

There was one sale of investment securities during the three months ended March 31, 2025. There were no sales of investment securities during the three months March 31, 2024.

At March 31, 2025 and December 31, 2024, none of the Company's securities were pledged as collateral with the Federal Home Loan Bank ("FHLB") or any other institution.

As of March 31, 2025 and December 31, 2024, the actual durations of the Company's available for sale securities were significantly shorter than the stated maturities.

As of March 31, 2025, the Company held marketable equity securities with a fair value of $2.2 million and an amortized cost of $2.3 million. At December 31, 2024, the Company held marketable equity securities with a fair value of $2.1 million and an amortized cost of $2.3 million. These securities represent an investment in mutual funds that have an objective to make investments for Community Reinvestment Act ("CRA") purposes.

The following tables provide information regarding available for sale securities and held to maturity securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2025 and December 31, 2024:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)

March 31, 2025
U.S. Government and agency obligations	$—	$—	—%	$61,214	$(2,968)	4.62%	$61,214	$(2,968)	4.62%
Corporate bonds	—	—	—	16,082	(918)	5.40	16,082	(918)	5.40
State agency and municipal obligations	5,882	(223)	3.66	3,830	(789)	17.08	9,712	(1,012)	9.44
Total investment securities	$5,882	$(223)	3.66%	$81,126	$(4,675)	5.45%	$87,008	$(4,898)	5.33%

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)

December 31, 2024
U.S. Government and agency obligations	$—	$—	—%	$81,579	$(3,927)	4.59%	$81,579	$(3,927)	4.59%
Corporate bonds	—	—	—	15,846	(1,154)	6.79	15,846	(1,154)	6.79
State agency and municipal obligations	7,361	(254)	3.33	3,802	(836)	18.03	11,163	(1,090)	8.89
Total investment securities	$7,361	$(254)	3.33%	$101,227	$(5,917)	5.52%	$108,588	$(6,171)	5.38%

There were thirty-four and thirty-seven available for sale securities or held to maturity securities as of March 31, 2025 and December 31, 2024, respectively, in which the fair value of the security was less than the amortized cost of the security.

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

The Company has the intent and ability to retain its investment securities in an unrealized loss position at March 31, 2025 until the decline in value has recovered or the security has matured.

3. Loans Receivable and ACL-Loans

The following table sets forth a summary of the loan portfolio at March 31, 2025 and December 31, 2024:

(In thousands)	March 31, 2025	December 31, 2024
Real estate loans:
Residential	$40,089	$42,766
Commercial	1,810,923	1,899,134
Construction	188,339	173,555
	2,039,351	2,115,455

Commercial business	529,000	515,125

Consumer	76,552	75,308
Total loans	2,644,903	2,705,888

ACL-Loans	(29,485)	(29,007)
Deferred loan origination fees, net	(3,923)	(3,922)
Loans receivable, net	$2,611,495	$2,672,959

Lending activities primarily consist of commercial real estate loans, commercial business loans and, to a lesser degree, consumer loans. Loans may also be granted for the construction of income producing properties. The majority of commercial mortgage loans are collateralized by first or second mortgages on real estate.

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

ACL-Loans

The following tables set forth the activity in the Company’s ACL-Loans for the three months ended March 31, 2025 and 2024, by portfolio segment:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended March 31, 2025
Beginning balance	$94	$21,838	$2,059	$4,070	$946	$29,007
Charge-offs	—	(67)	—	—	(33)	(100)
Recoveries	—	—	—	4	36	40
Provision (credit) for credit losses	(7)	(1,209)	157	1,170	427	538
Ending balance	$87	$20,562	$2,216	$5,244	$1,376	$29,485

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended March 31, 2024
Beginning Balance	$149	$20,950	$1,699	$4,562	$586	$27,946
Charge-offs	(132)	(3,306)	—	(197)	(49)	(3,684)
Recoveries	—	—	—	27	4	31
Provision (credit) for credit losses	116	4,022	(156)	(314)	30	3,698
Ending balance	$133	$21,666	$1,543	$4,078	$571	$27,991

We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purpose of the tables below. The following tables present loans by origination and risk designation as of March 31, 2025 and December 31, 2024 (dollars in thousands):

Term Loans
Amortized Cost Balances by Origination Year as of March 31, 2025
	2025	2024	2023	2022	2021	Prior	Total
Residential Real Estate Loans
Pass	$—	$—	$—	$—	$—	$36,910	$36,910
Special Mention	—	—	—	—	—	302	302
Substandard	—	—	—	—	—	3,072	3,072
Doubtful	—	—	—	—	—	—	—
Total Residential Real Estate Loans	$—	$—	$—	$—	$—	$40,284	$40,284
Residential Real Estate charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate Loans
Pass	$32,293	$130,025	$116,020	$585,298	$230,700	$569,711	$1,664,047
Special Mention	—	21,845	—	100,171	10,582	2,184	134,782
Substandard	—	—	—	588	8,852	7,099	16,539
Doubtful	—	—	—	—	—	1,392	1,392
Total Commercial Real Estate Loans	$32,293	$151,870	$116,020	$686,057	$250,134	$580,386	$1,816,760
Commercial Real Estate charge-off
Current period charge-offs	$—	$—	$—	$—	$67	$—	$67

Construction Loans
Pass	$21,825	$17,356	$48,592	$34,976	$47,150	$—	$169,899
Special Mention	—	—	—	19,353	—	—	19,353
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Construction Loans	$21,825	$17,356	$48,592	$54,329	$47,150	$—	$189,252
Construction charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Business Loans
Pass	$64,632	$109,768	$94,680	$172,267	$43,837	$27,038	$512,222
Special Mention	—	896	—	7,751	2,105	230	10,982
Substandard	—	126	325	224	6,975	—	7,650
Doubtful	—	—	—	—	—	42	42
Total Commercial Business Loans	$64,632	$110,790	$95,005	$180,242	$52,917	$27,310	$530,896
Commercial Business charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—

Consumer Loans
Pass	$9,667	$21,077	$9,060	$35,944	$—	$37	$75,785
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Consumer Loans	$9,667	$21,077	$9,060	$35,944	$—	$37	$75,785
Consumer charge-off
Current period charge-offs	$33	$—	$—	$—	$—	$—	$33

Total Loans
Pass	$128,417	$278,226	$268,352	$828,485	$321,687	$633,696	$2,458,863
Special Mention	—	22,741	—	127,275	12,687	2,716	165,419
Substandard	—	126	325	812	15,827	10,171	27,261
Doubtful	—	—	—	—	—	1,434	1,434
Total Loans	$128,417	$301,093	$268,677	$956,572	$350,201	$648,017	$2,652,977
Total charge-off
Current period charge-offs	$33	$—	$—	$—	$67	$—	$100

Term Loans
Amortized Cost Balances by Origination Year as of December 31, 2024
	2024	2023	2022	2021	2020	Prior	Total
Residential Real Estate Loans
Pass	$—	$—	$—	$—	$—	$39,560	$39,560
Special Mention	—	—	—	—	—	366	366
Substandard	—	—	—	—	—	3,069	3,069
Doubtful	—	—	—	—	—	—	—
Total Residential Real Estate Loans	$—	$—	$—	$—	$—	$42,995	$42,995
Residential Real Estate charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$141	$141

Commercial Real Estate Loans
Pass	$162,303	$101,201	$680,359	$241,000	$95,277	$486,897	$1,767,037
Special Mention	—	18,357	43,286	29,792	—	1,982	93,417
Substandard	—	—	27,081	9,194	5,488	1,610	43,373
Doubtful	—	—	—	—	—	1,400	1,400
Total Commercial Real Estate Loans	$162,303	$119,558	$750,726	$279,986	$100,765	$491,889	$1,905,227
Commercial Real Estate charge-off
Current period charge-offs	$—	$—	$—	$522	$8,184	$4,405	$13,111

Construction Loans
Pass	$10,086	$47,301	$63,476	$53,529	$—	$—	$174,392
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Construction Loans	$10,086	$47,301	$63,476	$53,529	$—	$—	$174,392
Construction charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$1,771	$1,771

Commercial Business Loans
Pass	$143,267	$98,718	$179,999	$49,351	$5,708	$26,413	$503,456
Special Mention	—	665	3,454	1,949	—	20	6,088
Substandard	133	344	224	6,983	—	—	7,684
Doubtful	—	—	—	—	—	53	53
Total Commercial Business Loans	$143,400	$99,727	$183,677	$58,283	$5,708	$26,486	$517,281
Commercial Business charge-off
Current period charge-offs	$—	$—	$7,664	$245	$—	$—	$7,909

Consumer Loans
Pass	$32,295	$9,051	$33,369	$—	$—	$49	$74,764
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Consumer Loans	$32,295	$9,051	$33,369	$—	$—	$49	$74,764
Consumer charge-off
Current period charge-offs	$28	$—	$—	$56	$—	$—	$84

Total Loans
Pass	$347,951	$256,271	$957,203	$343,880	$100,985	$552,919	$2,559,209
Special Mention	—	19,022	46,740	31,741	—	2,368	99,871
Substandard	133	344	27,305	16,177	5,488	4,679	54,126
Doubtful	—	—	—	—	—	1,453	1,453
Total Loans	$348,084	$275,637	$1,031,248	$391,798	$106,473	$561,419	$2,714,659
Total charge-off
Current period charge-offs	$28	$—	$7,664	$823	$8,184	$6,317	$23,016

Loans evaluated for impairment and the related ACL-Loans as of March 31, 2025 and December 31, 2024 were as follows:

	Portfolio	ACL-Loans
	(In thousands)
March 31, 2025
Loans individually evaluated for impairment:
Residential real estate	$3,056	$—
Commercial real estate	17,945	—
Construction	—	—
Commercial business	7,626	—
Consumer	45,961	—
Subtotal	74,588	—
Loans collectively evaluated for impairment:
Residential real estate	37,033	87
Commercial real estate	1,792,978	20,562
Construction	188,339	2,216
Commercial business	521,374	5,244
Consumer	30,591	1,376
Subtotal	2,570,315	29,485

Total	$2,644,903	$29,485

	Portfolio	ACL-Loans
	(In thousands)
December 31, 2024
Loans individually evaluated for impairment:
Residential real estate	$3,052	$—
Commercial real estate	44,814	—
Construction	—	—
Commercial business	7,672	—
Consumer	58,363	—
Subtotal	113,901	—
Loans collectively evaluated for impairment:
Residential real estate	39,714	94
Commercial real estate	1,854,320	21,838
Construction	173,555	2,059
Commercial business	507,453	4,070
Consumer	16,945	946
Subtotal	2,591,987	29,007

Total	$2,705,888	$29,007

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

The following tables present credit risk ratings by loan segment as of March 31, 2025 and December 31, 2024:

	Commercial Credit Quality Indicators
	March 31, 2025				December 31, 2024
	Commercial Real Estate	Construction	Commercial Business	Total	Commercial Real Estate	Construction	Commercial Business	Total
	(In thousands)
Pass	$1,659,164	$169,105	$511,560	$2,339,829	$1,767,482	$173,555	$501,432	$2,442,469
Special Mention	133,813	19,234	9,814	162,861	86,838	—	6,020	92,858
Substandard	16,552	—	7,584	24,136	43,413	—	7,619	51,032
Doubtful	1,394	—	42	1,436	1,401	—	54	1,455
Loss	—	—	—	—	—	—	—	—
Total loans	$1,810,923	$188,339	$529,000	$2,528,262	$1,899,134	$173,555	$515,125	$2,587,814

	Residential and Consumer Credit Quality Indicators
	March 31, 2025			December 31, 2024
	Residential Real Estate	Consumer	Total	Residential Real Estate	Consumer	Total
	(In thousands)
Pass	$36,736	$76,552	$113,288	$39,359	$75,308	$114,667
Special Mention	297	—	297	356	—	356
Substandard	3,056	—	3,056	3,051	—	3,051
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total loans	$40,089	$76,552	$116,641	$42,766	$75,308	$118,074

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

The following tables set forth certain information with respect to the Company's loan portfolio delinquencies by portfolio segment as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$1,090	$—	$51	$1,141	$38,948	$40,089
Commercial real estate	9,885	65	8,484	18,434	1,792,489	1,810,923
Construction	—	—	—	—	188,339	188,339
Commercial business	1,772	—	7,135	8,907	520,093	529,000
Consumer	—	—	—	—	76,552	76,552
Total loans	$12,747	$65	$15,670	$28,482	$2,616,421	$2,644,903

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$130	$226	$652	$1,008	$41,758	$42,766
Commercial real estate	359	—	35,585	35,944	1,863,190	1,899,134
Construction	—	—	—	—	173,555	173,555
Commercial business	4	11	7,143	7,158	507,967	515,125
Consumer	—	—	—	—	75,308	75,308
Total loans	$493	$237	$43,380	$44,110	$2,661,778	$2,705,888

There were no loans delinquent greater than 90 days and still accruing interest as of March 31, 2025 or December 31, 2024.

Loans on nonaccrual status

The following is a summary of nonaccrual loans by portfolio segment as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(In thousands)
Residential real estate	$812	$791
Commercial real estate	17,945	44,814
Commercial business	7,626	7,672
Construction	—	—
Consumer	—	—
Total	$26,383	$53,277

Interest income on loans that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the three months ended March 31, 2025 and 2024 was $0.6 million and $0.9 million, respectively.

At March 31, 2025 and December 31, 2024, there were no commitments to lend additional funds to any borrower on nonaccrual status. Nonaccrual loans with no specific reserve totaled $26.4 million and $53.3 million at March 31, 2025 and December 31, 2024, respectively, as these loans were deemed to be adequately collateralized.

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

The following table summarizes individually evaluated loans by portfolio segment as of March 31, 2025 and December 31, 2024.

	Carrying Amount		Unpaid Principal Balance		Associated ACL-Loans
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
	(In thousands)
Individually evaluated loans without a valuation allowance:
Residential real estate	$3,056	$3,052	$3,391	$3,332	$—	$—
Commercial real estate	17,945	44,814	29,178	55,936	—	—
Construction	—	—	—	—	—	—
Commercial business	7,626	7,672	8,755	8,782	—	—
Consumer	45,961	58,363	45,961	58,363	—	—
Total individually evaluated loans without a valuation allowance	74,588	113,901	87,285	126,413	—	—

Individually evaluated loans with a valuation allowance:
Residential real estate	$—	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total individually evaluated loans with a valuation allowance	—	—	—	—	—	—
Total individually evaluated loans	$74,588	$113,901	$87,285	$126,413	$—	$—

The following table summarizes the average carrying amount of individually evaluated loans and interest income recognized on individually evaluated loans by portfolio segment for the three months ended March 31, 2025 and 2024:

	Average Carrying Amount		Interest Income Recognized
	Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
	(In thousands)
Individually evaluated loans without a valuation allowance:
Residential real estate	$3,071	$3,556	$64	$44
Commercial real estate	18,161	48,322	48	553
Commercial business	7,643	13,001	20	402
Construction	—	9,382	—	—
Consumer	54,249	25,523	569	336
Total individually evaluated loans without a valuation allowance	83,124	99,784	701	1,335
Individually evaluated loans with a valuation allowance:
Residential real estate	$—	$—	$—	$—
Commercial real estate	—	—	—	—
Commercial business	—	8,698	—	161
Construction	—	—	—	—
Consumer	—	—	—	—
Total individually evaluated loans with a valuation allowance	—	8,698	—	161
Total individually evaluated loans	$83,124	$108,482	$701	$1,496

Loan Modifications

A loan will be considered modified as defined by ASU 326 when both of the following conditions are met: 1) the borrower is experiencing financial difficulties and 2) the modification constitutes a direct change in contractual cash flows for a significant period of time. Modified terms are dependent upon the financial position and needs of the individual borrower.

There were no new loan modifications reportable under ASU 326 at March 31, 2025 and December 31, 2024. There were no nonaccrual modified loans at March 31, 2025 and December 31, 2024. There were no loans modified that re-defaulted during at March 31, 2025 and December 31, 2024.

Allowance for credit losses (ACL)-Unfunded Commitments

As part of CECL, the Company has recorded ACL-Unfunded Commitments in Accrued expenses and other liabilities. The provision is recorded within the Provision for credit losses on the Company’s Consolidated Statements of Income. The following table presents a roll forward of the ACL-Unfunded Commitments for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Balance at beginning of period	$756	$926
(Credit) for credit losses (unfunded commitments)	(75)	(15)
Balance at end of period	$681	$911

Components of Provision for Credit Losses

The following table summarizes the Provision for credit losses for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Provision for credit losses (loans)	$538	$3,698
(Credit) for credit losses (unfunded commitments)	(75)	(15)
Provision for credit losses	$463	$3,683

4. Shareholders' Equity

Common Stock

The Company has 10,000,000 shares authorized and 7,888,013 shares issued and outstanding at March 31, 2025 and 10,000,000 shares authorized and 7,859,873 shares issued and outstanding at December 31, 2024. The Company's stock is traded on the Nasdaq Global Market under the ticker symbol BWFG.

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

Issuer Purchases of Equity Securities

On December 19, 2018, the Company's Board of Directors authorized a share repurchase program ("Prior Plan") of up to 400,000 shares of the Company's Common Stock. On October 27, 2021, the Company's Board of Directors authorized the repurchase of an additional 200,000 shares under the Prior Plan. During the year ended December 31, 2024, the Company purchased 85,990 shares of its Common Stock at a weighted average of $24.82 per share. To date, the Company has purchased 535,802 shares of the Company's common stock pursuant to the Prior Plan.

On October 28, 2024, the Company announced that on October 23, 2024, its Board of Directors authorized a share repurchase plan ("New Plan"). Under the terms of the New Plan, the Company is authorized to buy back up to 250,000 shares of its outstanding common stock. In connection with the authorization of the New Plan, the Company terminated the Prior Plan.

The Company intends to accomplish the share repurchases through open market transactions, though the Company could accomplish repurchases through other means, such as privately negotiated transactions. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws, and other factors. The share repurchase plan does not obligate the Company to acquire any particular amount of Common Stock, and it may be modified or suspended at any time at the Company's discretion. During the three months ended March 31, 2025, the Company purchased 29,924 shares of its Common Stock at a weighted average of $30.46 per share.

5. Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives. The Company's derivative instruments are utilized to manage economic risks, including interest rate risk. Changes in fair value of the Company's cash flow swap derivatives are primarily driven by changes in interest rates and recognized in other comprehensive income. The Company’s total comprehensive income or loss for the three March 31, 2025 and March 31, 2024 is reported in the Consolidated Statements of Comprehensive Income.

The following tables present the changes in accumulated other comprehensive (loss) income by component, net of tax for the three months ended March 31, 2025 and March 31, 2024:

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2024	$(3,832)	$2,588	$(1,244)
Other comprehensive income (loss) before reclassifications, net of tax	914	(399)	515
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(467)	(467)
Net other comprehensive income (loss)	914	(866)	48
Balance at March 31, 2025	$(2,918)	$1,722	$(1,196)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2023	$(5,810)	$4,146	$(1,664)
Other comprehensive (loss) income before reclassifications, net of tax	(116)	664	548
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(603)	(603)
Net other comprehensive (loss) income	(116)	61	(55)
Balance at March 31, 2024	$(5,926)	$4,207	$(1,719)

The following table provides information for the items reclassified from accumulated other comprehensive income or loss:

Accumulated Other Comprehensive Income Components	Three Months Ended March 31,		Associated Line Item in the Consolidated Statements of Income
	2025	2024
	(In thousands)
Derivatives:
Unrealized gains (losses) on derivatives	$612	$1,257	Interest expense on borrowings
Tax (expense) benefit	(145)	(654)	Income tax expense
Net of tax	$467	$603

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

The following table is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	Three Months Ended March 31,
	2025	2024
	(In thousands, except per share data)
Net income	$6,888	$3,763
Dividends to participating securities(1)	(26)	(40)
Undistributed earnings allocated to participating securities(1)	(111)	(66)
Net income for earnings per share calculation	$6,751	$3,657

Weighted average shares outstanding, basic	7,670,224	7,663,521
Effect of dilutive equity-based awards(2)	70,297	24,158
Weighted average shares outstanding, diluted	7,740,521	7,687,679
Net earnings per common share:
Basic earnings per common share	$0.88	$0.48
Diluted earnings per common share	$0.87	$0.48
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

As of March 31, 2025, the Bank and Company met all capital adequacy requirements to which they are subject. There are no conditions or events since then that management believes have changed this conclusion.

The capital amounts and ratios for the Bank and the Company at March 31, 2025 and December 31, 2024 were as follows:

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
March 31, 2025
Common Equity Tier 1 Capital to Risk-Weighted Assets	$328,924	12.10%	$190,241	7.00%	$176,653	6.50%
Tier I Capital to Risk-Weighted Assets	328,924	12.10%	231,007	8.50%	217,419	8.00%
Total Capital to Risk-Weighted Assets	359,089	13.21%	285,362	10.50%	271,773	10.00%
Tier I Capital to Average Assets	328,924	10.14%	129,695	4.00%	162,119	5.00%
			Minimum Regulatory Capital Required for Capital Adequacy		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Financial Group, Inc.
March 31, 2025
Common Equity Tier 1 Capital to Risk-Weighted Assets	$273,322	10.04%	$122,516	4.50%	$176,968	6.50%
Tier I Capital to Risk-Weighted Assets	273,322	10.04%	163,355	6.00%	217,807	8.00%
Total Capital to Risk-Weighted Assets	373,000	13.70%	217,807	8.00%	272,259	10.00%
Tier I Capital to Average Assets	273,322	8.41%	129,988	4.00%	162,485	5.00%

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
December 31, 2024
Common Equity Tier 1 Capital to Risk-Weighted Assets	$325,296	11.64%	$195,690	7.00%	$181,712	6.50%
Tier I Capital to Risk-Weighted Assets	325,296	11.64%	237,623	8.50%	223,645	8.00%
Total Capital to Risk-Weighted Assets	355,058	12.70%	296,535	10.50%	279,557	10.00%
Tier I Capital to Average Assets	325,296	10.09%	128,998	4.00%	161,248	5.00%
			Minimum Regulatory Capital Required for Capital Adequacy		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Financial Group, Inc.
December 31, 2024
Common Equity Tier 1 Capital to Risk-Weighted Assets	$268,733	9.60%	$126,030	4.50%	$182,043	6.50%
Tier I Capital to Risk-Weighted Assets	268,733	9.60%	168,040	6.00%	224,053	8.00%
Total Capital to Risk-Weighted Assets	367,946	13.14%	224,053	8.00%	280,066	10.00%
Tier I Capital to Average Assets	268,733	8.34%	128,943	4.00%	161,179	5.00%

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

Reserve Requirements on Cash

The Bank was not required to maintain a minimum reserve balance in the Federal Reserve Bank (FRB) at March 31, 2025 or December 31, 2024.

8. Deposits

At March 31, 2025 and December 31, 2024, deposits consisted of the following:

	March 31, 2025	December 31, 2024
	(In thousands)
Noninterest bearing demand deposit accounts	$349,525	$321,875
Interest bearing accounts:
NOW	112,695	105,090
Money market	900,352	899,413
Savings	91,378	90,220
Time certificates of deposit	1,296,495	1,370,972
Total interest bearing accounts	2,400,920	2,465,695
Total deposits	$2,750,445	$2,787,570

Maturities of time certificates of deposit as of March 31, 2025 and December 31, 2024 are summarized below:

	March 31, 2025	December 31, 2024
	(In thousands)
2024	$—	$1,348,808
2025	1,049,046	4,887
2026	245,764	1,030
2027	1,109	6,222
After 2028	576	10,025
Total	$1,296,495	$1,370,972
The aggregate amount of individual certificate accounts, with balances of $250,000 or more, was approximately $228.0 million at March 31, 2025 and $232.6 million at December 31, 2024.
Brokered certificates of deposits totaled $570.3 million at March 31, 2025 and $651.5 million at December 31, 2024, respectively. Brokered money market accounts totaled $54.1 million at March 31, 2025 and $53.5 million at December 31, 2024, respectively. Certificate of deposits from national listing services were $109.5 million and $109.1 million as of March 31, 2025 and December 31, 2024, respectively. There were no one-way buy Certificate of Deposit Account Registry Service ("CDARS") or one-way buy Insured Cash Sweep Service ("ICS") at March 31, 2025 or December 31, 2024. Brokered deposits are comprised of Brokered CDs, brokered money market accounts, one-way buy CDARS, and one-way buy ICS.
The following table summarizes interest expense on deposits by account type for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
NOW	$109	$39
Money market	8,521	9,146
Savings	658	714
Time certificates of deposits	15,484	15,463
Total interest expense on deposits	$24,772	$25,362

9. Stock-Based Compensation

Equity award plans

The Company has unvested restricted stock outstanding under two equity award plans, which are collectively referred to as the “Stock Plans”. The current plan under which any future issuances of equity awards will be made is the 2022 Bankwell Financial Group, Inc. Stock Plan, or the “2022 Plan”. All equity awards made under the 2022 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of stock options or restricted stock. At March 31, 2025, there were 300,856 shares reserved for future issuance under the 2022 Plan.

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.

The following table presents the activity for restricted stock for the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
	Number of Shares		Weighted Average Grant Date Fair Value
Unvested at beginning of period	223,875	(1)	$28.50
Granted	72,774	(2)	32.66
Vested	(96,714)	(3)	32.40
Forfeited	(14,710)		32.56
Unvested at end of period	185,225
(1)    Includes 35,186 shares of performance based restricted stock.
(2)    Includes 34,271 shares of performance based restricted stock.
(3)    Includes 4,136 shares of performance based restricted stock.

The total fair value of restricted stock awards vested during the three months ended March 31, 2025 was $3.1 million.

The Company's restricted stock expense for the three months ended March 31, 2025 and March 31, 2024 was $0.2 million and $1.1 million, respectively. At March 31, 2025, there was $4.9 million of unrecognized stock compensation expense for restricted stock, expected to be recognized over a weighted average period of 1.5 years.

Performance Based Restricted Stock: The Company has 53,255 shares of performance based restricted stock outstanding as of March 31, 2025 pursuant to the Company’s Stock Plans. The awards generally vest over a three year service period, provided certain performance metrics are met. The share quantity that ultimately vests can range between 0% and 200%, which is dependent on the degree to which the performance metrics are met. The Company records an expense over the vesting period based on (a) the probability that the performance metrics will be met and (b) the fair market value of the Company’s stock at the date of the grant.

10. Derivative Instruments

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, and duration of its funding along with the use of interest rate derivative financial instruments, namely interest rate swaps. The Company does not use derivatives for speculative purposes. As of March 31, 2025, the Company was a party to three cash flow swaps, designated as hedging instruments, to add stability to interest expense and to manage its exposure to the variability of the future cash flows attributable to the contractually specified interest rates. The notional amount for each swap is $25 million and in each case, the Company has entered into pay-fixed cash flow swaps to convert rolling 90-day Federal Home Loan Bank advances or brokered deposits. Cash flow swaps with a positive fair value are recorded as other assets and cash flow swaps with a negative fair value are recorded as other liabilities on the Consolidated Balance Sheets.

The Company terminated two cash flow swaps with a total notional amount of $50 million during the year ended December 31, 2022. The underlying debt associated with the terminated swaps was kept in place. The fair value of the terminated swaps totaled $124.2 thousand as of March 31, 2025. The fair value of the terminated swaps will be reclassified from other comprehensive income to interest expense on a straight-line basis over the original term of the hedging relationship.

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

The following table represents the carrying value of the portfolio layer method hedged asset and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
	Carrying Value of Hedged Asset		Hedged Items
	(In thousands)
Fixed Rate Asset (1)	$150,392	$150,250	$142	$(665)

(1) These amounts include the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. As of March 31, 2025 and December 31, 2024, the amortized cost basis of the closed portfolio used in this hedging relationship was $514.7 million and $529.6 million, the cumulative basis adjustments associated with this hedging relationships was $0.1 million and $2.1 million, respectively. As of March 31, 2025 and December 31, 2024, the amount of the designated hedged item was $150.0 million, respectively.

As of March 31, 2025, the Company has interest rate swaps not designated as hedging instruments, to minimize interest rate risk exposure with loans to clients.

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

Information about derivative instruments at March 31, 2025 and December 31, 2024 is as follows:

	As of March 31, 2025
	Derivative Assets			Derivative Liabilities
	Original Notional Amount	Balance Sheet Location	Fair Value	Original Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	$75,000	Other assets	$2,128	$—	Accrued expenses and other liabilities	$—
Fair value swap	$—	Other assets	$—	$150,000	Accrued expenses and other liabilities	$402

Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$38,500	Other assets	$3,491	$38,500	Accrued expenses and other liabilities	$3,491

(1) Represents interest rate swaps with commercial banking clients, which are offset by derivatives with a third party.

Accrued interest receivables related to interest rate swaps as of March 31, 2025 totaled $0.5 million and is excluded from the fair value presented in the table above. The fair value of interest rate swaps in a net asset position, including accrued interest, totaled $2.3 million as of March 31, 2025.

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

Accrued interest receivables related to interest rate swaps as of December 31, 2024 totaled $0.6 million and is excluded from the fair value presented in the table above. The fair value of interest rate swaps in a net asset position, including accrued interest, totaled $3.7 million as of December 31, 2024.
The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects to reclassify $0.4 million to reduce interest expense during the next 12 months.
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
Changes in the consolidated statements of comprehensive income (loss) related to interest rate derivatives designated as hedges of cash flows were as follows for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31,
(In thousands)	2025	2024
Interest rate swaps designated as cash flow hedges:
Unrealized (loss) gain recognized in accumulated other comprehensive income before reclassifications	$(522)	$1,382
Amounts reclassified from accumulated other comprehensive (loss) income	(612)	(1,257)
Income tax benefit (expense) on items recognized in accumulated other comprehensive income	268	(64)
Other comprehensive (loss) income	$(866)	$61

The above unrealized gains and losses are reflective of market interest rates as of the respective balance sheet dates. Generally, a lower interest rate environment will result in a negative impact to comprehensive income whereas a higher interest rate environment will result in a positive impact to comprehensive income.

The following table summarizes the effect of the fair value hedging relationship recognized in the consolidated statements of income for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31,
(In thousands)	2025	2024
Gain (loss) on fair value hedging relationship:
Hedged asset	$142	$(1,668)
Fair value derivative designated as hedging instrument	(98)	840
Total gain (loss) recognized in the consolidated statements of income within interest and fees on loans	$44	$(828)

The following tables summarize gross and net information about derivative instruments that are offset in the Consolidated Balance Sheets at March 31, 2025 and December 31, 2024:

	March 31, 2025
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets	$6,136	$—	$6,136	$392	$5,744	$—
(1) Includes accrued interest receivable totaling $517 thousand.

	March 31, 2025
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivative liabilities	$3,934	$—	$3,934	$392	$—	$3,542
(1) Includes net accrued interest payable totaling $41 thousand.

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

The carrying values, fair values and placement in the fair value hierarchy of the Company's financial instruments at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$292,006	$292,006	$292,006	$—	$—
Federal funds sold	12,922	12,922	12,922	—	—
Marketable equity securities	2,164	2,164	2,164	—	—
Available for sale securities	97,321	97,321	53,967	43,354	—
Held to maturity securities	36,478	36,763	—	—	36,763
Loans receivable, net	2,611,495	2,602,340	—	—	2,602,340
Accrued interest receivable	15,409	15,409	—	15,409	—
FHLB stock	3,583	3,583	—	3,583	—
Servicing asset, net of valuation allowance	615	615	—	—	615
Derivative asset	5,618	5,618	—	5,618	—
Other real estate owned	—	—	—	—	—

Financial Liabilities:
Noninterest bearing deposits	$349,525	$349,525	$—	$349,525	$—
NOW and money market	1,013,047	1,013,047	—	1,013,047	—
Savings	91,378	91,378	—	91,378	—
Time deposits	1,296,495	1,298,789	—	—	1,298,789
Accrued interest payable	13,411	13,411	—	13,411	—
Advances from the FHLB	40,000	40,002	—	—	40,002
Subordinated debentures	69,513	65,849	—	—	65,849
Servicing liability	—	—	—	—	—
Derivative liability	3,892	3,892	—	3,892	—

	December 31, 2024
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$293,552	$293,552	$293,552	$—	$—
Federal funds sold	13,972	13,972	13,972	—	—
Marketable equity securities	2,118	2,118	2,118	—	—
Available for sale securities	107,428	107,428	63,557	43,871	—
Held to maturity securities	36,553	36,691	—	29	36,662
Loans receivable, net	2,672,959	2,637,922	—	—	2,637,922
Accrued interest receivable	14,535	14,535	—	14,535	—
FHLB stock	5,655	5,655	—	5,655	—
Servicing asset, net of valuation allowance	558	558	—	—	558
Derivative asset	7,472	7,472	—	7,472	—
Other real estate owned	8,299	8,299	—	—	8,299

Financial Liabilities:
Noninterest bearing deposits	$321,875	$321,875	$—	$321,875	$—
NOW and money market	1,004,503	1,004,503	—	1,004,503	—
Savings	90,220	90,220	—	90,220	—
Time deposits	1,370,972	1,374,309	—	—	1,374,309
Accrued interest payable	13,737	13,737	—	13,737	—
Advances from the FHLB	90,000	90,045	—	—	90,045
Subordinated debentures	69,451	66,167	—	—	66,167
Servicing liability	—	—	—	—	—
Derivative liability	4,472	4,472	—	4,472	—

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

Off-balance-sheet instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at March 31, 2025 and December 31, 2024.

Other Real Estate Owned ("OREO"): OREO is held at the lower of cost or fair value and is measured at fair value when recorded below cost. The fair value of OREO is calculated using independent appraisals or internal valuation methods, less estimated selling costs, and may consider available pricing guides, auction results, price opinions, and other factors that are not observable in an active market when determining fair value. Accordingly, OREO are classified within Level 3 of the fair value hierarchy. At March 31, 2025, there was no fair value of OREO. At December 31, 2024, the fair value of OREO was $8.3 million.

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

Financial instruments measured at fair value on a recurring basis

The following table details the financial instruments carried at fair value on a recurring basis at March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the three months ended March 31, 2025 and for the year ended December 31, 2024.

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
March 31, 2025:
Marketable equity securities	$2,164	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	53,967	27,272	—
Corporate bonds	—	16,082	—
Derivative asset	—	5,618	—
Derivative liability	—	3,892	—

December 31, 2024:
Marketable equity securities	$2,118	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	63,557	28,025	—
Corporate bonds	—	15,846	—
Derivative asset	—	7,472	—
Derivative liability	—	4,472	—

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

The following table details the financial instruments measured at fair value on a nonrecurring basis at March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
March 31, 2025:
Individually evaluated loans	$—	$—	$74,588
Servicing asset, net	—	—	615

December 31, 2024:
Individually evaluated loans	$—	$—	$113,901
Servicing asset, net	—	—	558

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at March 31, 2025 and December 31, 2024:

	Fair Value	Valuation Methodology	Unobservable Input	Range
	(Dollars in thousands)
March 31, 2025:
Individually evaluated loans	$18,393	Appraisals	Discount to appraised value	2.00 - 8.00%
	45,961	Appraisals, cash surrender value life insurance, securities, cash held as collateral	Discounts to appraised value and securities value	0.00% - 8.00%
	10,234	Discounted cash flows	Discount rate	3.38 - 10.25%
	$74,588

Servicing asset, net	$615	Discounted cash flows	Discount rate	10.00%
			Prepayment rate	3.00 - 18.00%
December 31, 2024:
Individually evaluated loans	$45,203	Appraisals	Discount to appraised value	8.00%
	58,363	Appraisals, cash surrender value life insurance, securities, cash held as collateral	Discounts to appraised value and securities value	0.00% - 8.00%
	10,335	Discounted cash flows	Discount rate	3.38 - 10.25%
	$113,901

Servicing asset, net	$558	Discounted cash flows	Discount rate	10.00%
			Prepayment rate	3.00 - 18.00%

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

The Company incurred certain costs associated with the issuance of its subordinated debt. The Company capitalized these costs and they have been presented within subordinated debentures on the consolidated balance sheets. At March 31, 2025 and December 31, 2024, unamortized debt issuance costs were $0.5 million and $0.5 million, respectively. Debt issuance costs amortize over the expected life of the related debt. For the three months ended March 31, 2025 and 2024 the amortization expense for debt issuance costs were $62 thousand and $62 thousand, respectively, and were recognized as an increase to interest expense on borrowings within the Consolidated Statements of Income.

The Company recognized $0.8 million and $0.8 million in interest expense related to its subordinated debt for the three-month periods ended March 31, 2025 and 2024, respectively.

14. Subsequent Events

On April 23, 2025, the Company’s Board of Directors declared a $0.20 per share cash dividend, payable on May 20, 2025, to shareholders of record on May 9, 2025.

Subsequent to March 31, 2025, the Company purchased 14,626 shares at a weighted average price of $28.86 per share.

On May 1, 2025, the Bank signed a lease for a property located at 557 and 559 86th Street, Brooklyn, New York.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and related notes contained elsewhere in this report on Form 10-Q. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the Company’s Form 10-K filed for the year ended December 31, 2024 in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.” We assume no obligation to update any of these forward-looking statements.

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

Earnings and Performance Overview

Revenues (net interest income plus noninterest income) for the quarter ended March 31, 2025 were $23.6 million, versus $22.1 million for the quarter ended March 31, 2024. The increase in revenues for the quarter was mainly attributable to a decrease in interest expense, an increase in service charges and fees, and an increase in interest and dividends on securities.

Net income available to common shareholders was $6.9 million, or $0.87 per diluted share, and $3.8 million, or $0.48 per diluted share, for the three months ended March 31, 2025 and 2024, respectively. The increase over the prior year period was primarily due to the aforementioned increase in revenues and a decrease in provision for credit losses.

Returns on average shareholders' equity and average assets for the three months ended March 31, 2025 were 10.16% and 0.86%, respectively, compared to 5.59% and 0.47%, respectively, for the three months ended March 31, 2024.

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

FTE net interest income for the three months ended March 31, 2025 and 2024 was $22.2 million and $21.2 million, respectively.

FTE interest income for the three months ended March 31, 2025 increased by $0.3 million, or 0.6%, to $48.6 million, compared to FTE interest income for the three months ended March 31, 2024. This increase was due to an increase in interest and fees on loans due to higher overall loan yields.

Interest expense for the three months ended March 31, 2025 decreased by $0.7 million compared to interest expense for the three months ended March 31, 2024. The decrease in interest expense for the three months ended March 31, 2025 was driven by a decrease in interest expense on deposits, resulting from a decrease in rates on interest bearing deposits.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following table presents the average balances and yields earned on interest earning assets and average balances and weighted average rates paid on our funding liabilities for the three months ended March 31, 2025 and 2024.

	For the Quarter Ended
	March 31, 2025			March 31, 2024
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets:
Cash and Fed funds sold	$349,235	$3,557	4.13%	$292,662	$3,826	5.26%
Securities(1)	150,650	1,477	3.92	134,737	1,060	3.15
Loans:
Commercial real estate	1,848,208	28,285	6.12	1,922,413	28,643	5.89
Residential real estate	41,585	633	6.09	50,213	718	5.72
Construction	178,878	3,468	7.76	161,047	2,973	7.30
Commercial business	508,417	10,007	7.87	517,102	10,284	7.87
Consumer	81,483	1,082	5.38	39,964	707	7.12
Total loans	2,658,571	43,475	6.54	2,690,739	43,325	6.37
Federal Home Loan Bank stock	4,596	110	9.71	5,702	121	8.51
Total earning assets	3,163,052	$48,619	6.15%	3,123,840	$48,332	6.12%
Other assets	89,743			90,905
Total assets	$3,252,795			$3,214,745

Liabilities and shareholders' equity:
Interest bearing liabilities:
NOW	$99,487	$109	0.45%	$91,674	$39	0.17%
Money market	893,361	8,521	3.87	883,851	9,146	4.16
Savings	88,167	658	3.03	92,972	714	3.09
Time	1,378,468	15,484	4.56	1,317,069	15,463	4.72
Total interest bearing deposits	2,459,483	24,772	4.10	2,385,566	25,362	4.28
Borrowed Money	133,917	1,639	4.96	159,226	1,772	4.48
Total interest bearing liabilities	2,593,400	$26,411	4.13%	2,544,792	$27,134	4.29%
Noninterest bearing deposits	333,796			337,020
Other liabilities	50,555			62,356
Total liabilities	2,977,751			2,944,168
Shareholders' equity	275,044			270,577
Total liabilities and shareholders' equity	$3,252,795			$3,214,745
Net interest income(2)		$22,208			$21,198
Interest rate spread			2.02%			1.83%
Net interest margin(3)			2.81%			2.71%
(1)Average balances and yields for securities are based on amortized cost.
(2)The adjustment for securities and loans taxable equivalency amounted to $142 thousand and $51 thousand for the three months ended March 31, 2025 and 2024, respectively.
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

	Three Months Ended March 31, 2025 vs 2024 Increase (Decrease)
(In thousands)	Volume	Rate	Total
Interest and dividend income:
Cash and Fed funds sold	$667	$(936)	$(269)
Securities	135	281	416
Loans:
Commercial real estate	(1,127)	769	(358)
Residential real estate	(129)	44	(85)
Construction	342	153	495
Commercial business	(173)	(104)	(277)
Consumer	594	(219)	375
Total loans	(493)	643	150
Federal Home Loan Bank stock	(24)	15	(9)
Total change in interest and dividend income	285	3	288
Interest expense:
Deposits:
NOW	4	66	70
Money market	98	(723)	(625)
Savings	(37)	(19)	(56)
Time	709	(688)	21
Total deposits	774	(1,364)	(590)
Borrowed money	(301)	169	(132)
Total change in interest expense	473	(1,195)	(722)
Change in net interest income	$(188)	$1,198	$1,010

Provision for Credit Losses

The provision for credit losses is based on management’s periodic assessment of the adequacy of our ACL-Loans and ACL-Unfunded Commitments which, in turn, is based on interrelated factors such as the composition of our loan portfolio and its inherent risk characteristics, the level of nonperforming loans and net charge-offs, both current and historic, economic and credit conditions, the direction of real estate values, and regulatory guidelines. The provision for credit losses is charged against earnings in order to maintain our ACL-Loans and ACL-Unfunded Commitments and reflects management’s best estimate of probable losses inherent in our loan portfolio as of the balance sheet date.

The provision for credit losses for the three months ended March 31, 2025 was $0.5 million compared to a provision for credit losses of $3.7 million for the three months ended March 31, 2024.

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of fees generated from deposit relationships with our clients, fees generated from sales and referrals of loans, and income earned on bank-owned life insurance.

The following table compares noninterest income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2025	2024	$	%
Gains and fees from sales of loans	$442	$321	$121	37.7%
Bank-owned life insurance	344	329	15	4.6
Service charges and fees	602	304	298	98.0
Other	117	(39)	156	Favorable
Total noninterest income	$1,505	$915	$590	64.5%
Noninterest income increased by $0.6 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase in noninterest income was mainly driven by higher service charges and fees for the quarter ended March 31, 2025.

Noninterest Expense

The following table compares noninterest expense for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2025	2024	$	%
Salaries and employee benefits	$7,052	$6,291	$761	12.1%
Occupancy and equipment	2,575	2,322	253	10.9
Professional services	1,529	1,065	464	43.6
Data processing	885	740	145	19.6
Director fees	348	900	(552)	(61.3)
FDIC insurance	779	930	(151)	(16.2)
Marketing	142	114	28	24.6
Other	831	935	(104)	(11.1)
Total noninterest expense	$14,141	$13,297	$844	6.3%
Noninterest expense increased by $0.8 million to $14.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Income Taxes

Income tax expense for the three months ended March 31, 2025 and 2024 totaled $2.1 million and $1.3 million, respectively. The effective tax rates for the three months ended March 31, 2025 and 2024 were 23.2% and 26.0%, respectively.

Financial Condition

Summary

Assets totaled $3.2 billion at March 31, 2025 a decrease of $84.6 million or 2.6% compared to December 31, 2024. Gross loans totaled $2.6 billion at March 31, 2025, a decrease of $61.0 million or 2.3% compared to December 31, 2024. Deposits totaled $2.8 billion at March 31, 2025, a decrease of $37.1 million, or 1.3% compared to December 31, 2024.

Shareholders’ equity totaled $275.2 million as of March 31, 2025, an increase of $4.7 million compared to December 31, 2024, primarily a result of net income of $6.9 million for the three months ended March 31, 2025. The increase was partially offset by dividends paid of $1.6 million and share repurchases of $0.9 million.

Loan Portfolio

We originate commercial real estate loans, construction loans, commercial business loans and consumer loans in our market. We also pursue certain types of commercial lending opportunities outside our market, particularly where we have strong business relationships. Our loan portfolio is the largest category of our earning assets.

Total loans before deferred loan fees and the ACL-Loans were $2.6 billion at March 31, 2025 and $2.7 billion at December 31, 2024. Total gross loans decreased $61.0 million as of March 31, 2025 compared to the year ended December 31, 2024.

The following table compares the composition of our loan portfolio for the dates indicated:

(In thousands)	At March 31, 2025	At December 31, 2024	Change
Real estate loans:
Residential	$40,089	$42,766	$(2,677)
Commercial	1,810,923	1,899,134	(88,211)
Construction	188,339	173,555	14,784
	2,039,351	2,115,455	(76,104)
Commercial business	529,000	515,125	13,875
Consumer	76,552	75,308	1,244
Total loans	$2,644,903	$2,705,888	$(60,985)

The following table compares the composition of our commercial real estate loan portfolio by non-owner occupied and owner occupied loans at March 31, 2025 and December 31, 2024:

	At March 31, 2025		At December 31, 2024		Change
	Total	%	Total	%	Total
	(Dollars in thousands)
Commercial real estate loans:
Non-owner occupied	$1,121,307	61.93%	$1,174,712	61.86%	$(53,405)
Owner occupied	689,268	38.07	724,203	38.14	(34,935)
Total commercial real estate loans(1)	$1,810,575	100.00%	$1,898,915	100.00%	$(88,340)
(1) Excludes the positive fair value effect of the portfolio layer swap of $348 thousand and the positive fair value effect of the portfolio layer swap of $219 thousand for Commercial Real Estate at March 31, 2025 and December 31, 2024, respectively.

The following table compares the composition of our commercial real estate loan portfolio by property type, and collateral location as of March 31, 2025:

Commercial Real Estate	CT	All Other NY	NYC	NJ	FL	OH	PA	All Other	Total(1)
	(Dollars in thousands)
Residential care(2)	$—	$64,739	$58,165	$14,913	$284,419	$62,283	$22,757	$135,025	$642,301
Retail	101,121	82,830	7,337	15,587	8,399	3,396	33,660	83,412	335,742
Multifamily	143,579	30,964	50,124	7,091	—	—	21,818	—	253,576
Office	57,339	10,175	2,976	29,416	2,219	—	—	58,253	160,378
Industrial / warehouse	68,522	14,148	19,509	16,970	2,696	—	—	15,244	137,089
Mixed use	42,021	1,107	49,676	—	—	—	—	—	92,804
Medical office	40,763	12,194	1,396	—	—	4,764	3,900	20,111	83,128
1-4 family investment	11,516	6,080	1,873	2,126	17,097	—	—	—	38,692
All other(3)	19,930	23,937	22,998	—	—	—	—	—	66,865
	$484,791	$246,174	$214,054	$86,103	$314,830	$70,443	$82,135	$312,045	$1,810,575
(1) Excludes the positive fair value effect of the portfolio layer swap of $348 thousand for Commercial Real Estate at March 31, 2025.
(2) Primarily consists of skilled nursing and assisted living facilities.
(3) Includes Special use, self storage, and land.
As of March 31, 2025, the Bank had $160.4 million of loans collateralized by offices, which represented 8.9% of the total loan portfolio. Most of the properties in this portfolio are in suburban locations. 96.6% of this portfolio was pass rated, and there were two relationships totaling $5.5 million on nonaccrual status. We also performed an additional review of our multifamily exposure. As of March 31, 2025, we had $253.6 million of loans collateralized by multifamily properties, which represented 9.6% of the total loan portfolio. 89.7% of the portfolio is pass rated and current. These properties are all located in Connecticut, New York, New Jersey, or Pennsylvania, with eight properties, totaling $50.1 million, located in New York City. 78.3% of the New York City exposure is located in Brooklyn, 11.9% in Manhattan and the remaining 9.8% in Queens.
The following table presents an analysis of the commercial real estate portfolio's loan to value at origination and by property type as of March 31, 2025.

Commercial Real Estate	Total CRE Portfolio(1)	Percentage of Total CRE Portfolio	Loan to Value %
	(Dollars in thousands)
Property Type
Residential care(2)	$642,301	35.5%	66.3%
Retail	335,742	18.5	63.2
Multifamily	253,576	14.0	61.6
Office	160,378	8.9	63.6
Industrial / warehouse	137,089	7.6	63.4
Mixed use	92,804	5.1	62.6
Medical office	83,128	4.6	62.9
1-4 family investment	38,692	2.1	59.6
All other	66,865	3.7	54.8
Total	$1,810,575	100.0%	63.7%
(1) Excludes the positive fair value effect of the portfolio layer swap of $348 thousand for Commercial Real Estate at March 31, 2025.
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

Credit quality indicators. To measure credit risk for the loan portfolios, the Company employs a credit risk rating system. This risk rating represents an assessed level of a loan’s risk based on the character and creditworthiness of the borrower/guarantor, the capacity of the borrower to adequately service the debt, any credit enhancements or additional sources of repayment, and the quality, value and coverage of the collateral, if any. The following table presents credit risk ratings as of March 31, 2025 and December 31, 2024:

	Credit Risk Ratings
	March 31, 2025	December 31, 2024
	(In thousands)
Pass	$2,453,117	$2,557,136
Special Mention(1)	163,158	93,214
Substandard	27,192	54,083
Doubtful	1,436	1,455
Loss	—	—
Total loans	$2,644,903	$2,705,888
(1) 99.4% and 99.6% of Risk Rated 6 loans are current on payments, 95.8% and 93.0% are guaranteed by ultra-high net worth sponsors as of March 31, 2025 and December 31, 2024, respectively.
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

Nonperforming assets. Nonperforming assets include nonaccrual loans and property acquired through foreclosures or repossession. The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(In thousands)	At March 31, 2025	At December 31, 2024
Nonaccrual loans:
Real estate loans:
Residential	$812	$791
Commercial	17,945	44,814
Commercial business	7,626	7,672
Construction	—	—
Consumer	—	—
Total nonaccrual loans	26,383	53,277
Other real estate owned	—	8,299
Total nonperforming assets	$26,383	$61,576

Nonperforming assets to total assets	0.83%	1.88%
Nonaccrual loans to total gross loans	1.00%	1.97%
ACL-loans as a % of total loans	1.11%	1.07%
ACL-loans as a % of nonperforming loans	111.76%	54.45%
Total past due loans to total gross loans	1.08%	1.63%
Nonaccrual loans totaled $26.4 million at March 31, 2025 and $53.3 million at December 31, 2024. During the first quarter of 2025, the Company sold a $27.1 million multifamily commercial real estate loan on nonperforming status at par value.
There was no Other Real Estate Owned ("OREO") at March 31, 2025 and $8.3 million of OREO at December 31, 2024. During the first quarter of 2025, the Company sold a property that it had acquired during the fourth quarter of 2024 and held as an OREO asset. The OREO asset had previously secured a non-performing construction loan. The Company received net proceeds from the sale of such OREO in the amount of $8.2 million.

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

The following table presents the activity in our ACL-Loans and related ratios for the dates indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Balance at beginning of period	$29,007	$27,946
Charge-offs:
Residential real estate	—	(132)
Commercial real estate	(67)	(3,306)
Commercial business	—	(197)
Consumer	(33)	(49)
Total charge-offs	(100)	(3,684)
Recoveries:
Commercial real estate	—	—
Commercial business	4	27
Consumer	36	4
Total recoveries	40	31
Net (charge-offs) recoveries	(60)	(3,653)
Provision for credit losses - loans	538	3,698
Balance at end of period	$29,485	$27,991
Net charge-offs to average loans	0.00%	0.11%
ACL-Loans to total gross loans	1.11%	1.04%

At March 31, 2025, our ACL-Loans was $29.5 million and represented 1.11% of total gross loans, compared to $29.0 million or 1.07% of total gross loans, at December 31, 2024.

The following table presents the allocation of the ACL-Loans balance and the related allocation percentage of these loans across the total loan portfolio:

	At March 31, 2025			At December 31, 2024
(Dollars in thousands)	ACL-Loans Amount	ACL-Loans Percentage	Loan Segment to Total Loans Percentage	ACL-Loans Amount	ACL-Loans Percentage	Loan Segment to Total Loans Percentage
Residential real estate	$87	0.3%	1.5%	$94	0.3%	1.6%
Commercial real estate	20,562	69.7	68.5	21,838	75.3	70.2
Construction	2,216	7.5	7.1	2,059	7.1	6.4
Commercial business	5,244	17.8	20.0	4,070	14.0	19.0
Consumer	1,376	4.7	2.9	946	3.3	2.8
Total ACL-Loans	$29,485	100.0%	100.0%	$29,007	100.0%	100.0%

The allocation of the ACL-Loans at March 31, 2025 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the ACL-Loans at March 31, 2025 is appropriate to cover probable losses.

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

Investment Securities

At March 31, 2025, the carrying value of our investment securities portfolio totaled $136.0 million and represented 4.3% of total assets, compared to $146.1 million, or 4.5% of total assets, at December 31, 2024.

The net unrealized loss position on our investment portfolio at March 31, 2025 was $3.5 million and included gross unrealized gains of $1.4 million. The net unrealized loss position on our investment portfolio at December 31, 2024 was $4.9 million and included gross unrealized gains of $1.3 million.

Deposit Activities and Other Sources of Funds

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest bearing demand	$349,525	12.71%	$321,875	11.54%
NOW	112,695	4.10	105,090	3.77
Money market	900,352	32.73	899,413	32.27
Savings	91,378	3.32	90,220	3.24
Time	1,296,495	47.14	1,370,972	49.18
Total deposits	$2,750,445	100.00%	$2,787,570	100.00%

Total deposits were $2.8 billion at March 31, 2025, a decrease of $37.1 million, from the balance at December 31, 2024.

Brokered certificates of deposits totaled $570.3 million at March 31, 2025 and $651.5 million at December 31, 2024, respectively. Brokered money market accounts totaled $54.1 million at March 31, 2025 and $53.5 million at December 31, 2024, respectively. Certificate of deposits from national listing services were $109.5 million and $109.1 million as of March 31, 2025 and December 31, 2024, respectively. There were no one-way buy CDARS or one-way buy ICS at March 31, 2025 or December 31, 2024. Brokered deposits are comprised of Brokered CDs, brokered money market accounts, one-way buy CDARS, and one-way buy ICS.

As of March 31, 2025, our FDIC insured deposits were $1,948.0 million, or 71% of total deposits. Additionally, deposits totaling $118.6 million, or 4% of total deposits, are insured by standby letters of credit with the Federal Home Loan Bank of Boston.
At March 31, 2025 and December 31, 2024, time deposits with a denomination of $100 thousand or more, including CDARS and brokered deposits, totaled $1.1 billion and $1.2 billion, respectively, maturing during the periods indicated in the table below:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Maturing:
Within 3 months	$402,272	$421,808
After 3 but within 6 months	282,802	326,115
After 6 months but within 1 year	416,914	419,098
After 1 year	2,391	19,429
Total	$1,104,379	$1,186,450

We utilize advances from the Federal Home Loan Bank of Boston, or FHLB, as part of our overall funding strategy and to meet short-term liquidity needs, and to a lesser degree, manage interest rate risk arising from the difference in asset and liability maturities. Total FHLB advances were $40.0 million and $90.0 million at March 31, 2025 and December 31, 2024, respectively.

The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At March 31, 2025, the Bank had pledged $816.4 million of eligible loans as collateral to support borrowing capacity at the

FHLB. As of March 31, 2025, the Bank had immediate availability to borrow an additional $373.1 million from the FHLB based on qualified collateral.

At March 31, 2025, the Bank had a secured borrowing line with the FRB, a letter of credit with the FHLB, and unsecured lines of credit with Zions Bank, Pacific Coast Bankers Bank ("PCBB"), and Atlantic Community Bankers Bank ("ACBB"). The total borrowing line, letter, or line of credit and the amount outstanding at March 31, 2025 is summarized below:

	March 31, 2025
	Total Letter or Line of Credit	Total Outstanding
	(Dollars in thousands)
FRB	$700,732	$—
FHLB	522,723	149,615
Zions Bank	45,000	—
PCBB	38,000	—
ACBB	12,000	—
Total	$1,318,455	$149,615

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

Capital Resources

Shareholders’ equity totaled $275.2 million as of March 31, 2025, an increase of $4.7 million compared to December 31, 2024, primarily a result of net income of $6.9 million for the three months ended March 31, 2025. The increase was partially offset by dividends paid of $1.6 million and share repurchases of $0.9 million.

The Bank and Company are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At March 31, 2025, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At March 31, 2025, the Bank’s ratio of Common Equity Tier 1 capital to risk-weighted assets was 12.10%, total capital to risk-weighted assets was 12.10%, Tier 1 capital to risk-weighted assets was 13.21% and Tier 1 capital to average assets was 10.14%. At March 31, 2025, the Company met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At March 31, 2025, the Company’s ratio of Common Equity Tier 1 capital to risk-weighted assets was 10.04%, total capital to risk-weighted assets was 10.04%, Tier 1 capital to risk-weighted assets was 13.70% and Tier 1 capital to average assets was 8.41%.

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

We use two sets of standard scenarios to measure net interest income at risk. For the Parallel Ramp Scenarios, rate changes are ramped over a twelve-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Parallel Shock Scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Simulation analysis involves projecting a future balance sheet structure and interest income and expense under the various rate scenarios. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than: 6% for a 100 basis point shift; 12% for a 200 basis point shift; and 18% for a 300 basis point shift. Per Company policy, the Bank should not be outside these limits for twelve consecutive months unless the Bank's forecasted capital ratios are considered to be "well capitalized". As of March 31, 2025, the Bank has met all minimum regulatory capital requirements to be considered "well capitalized".

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning March 31, 2025 and December 31, 2024:

Parallel Ramp	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	March 31, 2025	December 31, 2024
-100	(0.70)%	0.40%
+200	1.30	(1.00)

Parallel Shock	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	March 31, 2025	December 31, 2024
-100	(3.00)%	(1.00)%
+100	2.70	0.60
+200	5.00	0.80
+300	7.50	1.40

The net interest income at risk simulation results indicate that, as of March 31, 2025, we remain liability sensitive. The liability sensitivity is due to the fact that there are more liabilities than assets subject to repricing as market rates change.

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

The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:

	Estimated Percent Change in Economic Value of Equity ("EVE")
Rate Changes (basis points)	March 31, 2025	December 31, 2024
-100	0.10%	0.40%
+100	(1.00)	(1.30)
+200	(2.80)	(3.60)
+300	(3.90)	(4.70)

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

(b) Change in internal controls:

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company and the Bank are periodically involved in various legal proceedings as normal incident to their businesses. In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 1A. Risk Factors

There were no material changes in risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table includes information with respect to repurchases of the Company’s Common Stock during the three-month period ended March 31, 2025 under the Company’s share repurchase program.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2025 - January 31, 2025	—	$—	—	250,000
February 1, 2025 - February 28, 2025	10,628	31.15	10,628	239,372
March 1, 2025 - March 31, 2025	19,296	30.08	19,296	220,076
Total	29,924	$30.46	29,924

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

Subsequent to March 31, 2025, the Company purchased 14,626 shares at a weighted average price of $28.86 per share.

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

101
The following materials from Bankwell Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2025, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatting in Inline XBRL and contained in Exhibit 101)
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankwell Financial Group, Inc.
Date: May 7, 2025	/s/ Christopher R. Gruseke
Christopher R. Gruseke
Chief Executive Officer

Date: May 7, 2025	/s/ Courtney E. Sacchetti
Courtney E. Sacchetti
Executive Vice President and Chief
Financial Officer
(Principal Financial Officer)