Form 10-Q
period 2025-06-30
Bankwell Financial Group, Inc.
filed 2025-08-06
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

or

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

As of July 31, 2025, there were 7,877,443 shares of the registrant’s common stock outstanding.

Bankwell Financial Group, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
Bankwell Financial Group, Inc.
Consolidated Balance Sheets - (unaudited)
(In thousands, except share data)

	June 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$313,998	$293,552
Federal funds sold	8,466	13,972
Cash and cash equivalents	322,464	307,524

Investment securities
Marketable equity securities, at fair value	2,188	2,118
Available for sale investment securities, at fair value	103,930	107,428
Held to maturity investment securities, at amortized cost (fair values of $37,764 and $36,691 at June 30, 2025 and December 31, 2024, respectively)	36,434	36,553
Total investment securities	142,552	146,099

Loans receivable (net of ACL-Loans of $29,256 at June 30, 2025 and $29,007 at December 31, 2024, respectively)	2,635,742	2,672,959
Other real estate owned	1,284	8,299
Accrued interest receivable	14,741	14,535
Federal Home Loan Bank stock, at cost	5,051	5,655
Premises and equipment, net	23,020	23,856
Bank-owned life insurance	53,488	52,791
Goodwill	2,589	2,589
Deferred income taxes, net	9,684	9,742
Other assets	25,978	24,427
Total assets	$3,236,593	$3,268,476
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$397,195	$321,875
Interest bearing deposits	2,362,086	2,465,695
Total deposits	2,759,281	2,787,570

Advances from the Federal Home Loan Bank	75,000	90,000
Subordinated debentures (face value of $70,000 and $70,000 at June 30, 2025 and December 31, 2024, respectively, less unamortized debt issuance costs of $426 and $549 at June 30, 2025 and December 31, 2024, respectively)	69,574	69,451
Accrued expenses and other liabilities	49,448	50,935
Total liabilities	2,953,303	2,997,956
Commitments and contingencies
Shareholders' equity
Common stock, no par value; 10,000,000 shares authorized, 7,873,387 and 7,859,873 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	118,698	119,108
Retained earnings	165,495	152,656
Accumulated other comprehensive loss	(903)	(1,244)
Total shareholders' equity	283,290	270,520

Total liabilities and shareholders' equity	$3,236,593	$3,268,476

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Income – (unaudited)
(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest and dividend income
Interest and fees on loans	$44,128	$43,060	$87,603	$86,385
Interest and dividends on securities	1,478	1,190	2,923	2,320
Interest on cash and cash equivalents	3,043	3,429	6,600	7,255
Total interest and dividend income	48,649	47,679	97,126	95,960

Interest expense
Interest expense on deposits	23,083	24,677	47,855	50,039
Interest expense on borrowings	1,630	1,783	3,269	3,555
Total interest expense	24,713	26,460	51,124	53,594

Net interest income	23,936	21,219	46,002	42,366

(Credit) provision for credit losses	(411)	8,183	52	11,866

Net interest income after (credit) provision for credit losses	24,347	13,036	45,950	30,500

Noninterest income
Bank-owned life insurance	352	333	696	662
Service charges and fees	674	495	1,276	799
Gains and fees from sales of loans	1,080	45	1,522	366
Other	(94)	(190)	23	(229)
Total noninterest income	2,012	683	3,517	1,598

Noninterest expense
Salaries and employee benefits	7,521	6,176	14,573	12,467
Occupancy and equipment	2,505	2,238	5,080	4,561
Professional services	1,632	989	3,161	2,054
Data processing	712	755	1,597	1,495
Director fees	333	306	681	1,206
FDIC insurance	684	705	1,463	1,635
Marketing	218	90	360	203
Other	941	986	1,772	1,921
Total noninterest expense	14,546	12,245	28,687	25,542
Income before income tax expense	11,813	1,474	20,780	6,556
Income tax expense	2,725	356	4,804	1,675
Net income	$9,088	$1,118	$15,976	$4,881

Earnings Per Common Share:
Basic	$1.16	$0.14	$2.04	$0.62
Diluted	$1.15	$0.14	$2.03	$0.62

Weighted Average Common Shares Outstanding:
Basic	7,777,469	7,747,675	7,724,143	7,705,598
Diluted	7,819,828	7,723,888	7,795,820	7,721,880
Dividends per common share	$0.20	$0.20	$0.40	$0.40

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Comprehensive Income (Loss) – (unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$9,088	$1,118	$15,976	$4,881
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains on available for sale securities	660	398	1,857	182
Reclassification adjustment for gains realized in net income	—	—	—	—
Net change in unrealized gains	660	398	1,857	182
Income tax (expense) benefit	(156)	(94)	(437)	7
Unrealized gains on securities, net of tax	504	304	1,420	189
Unrealized (losses) on interest rate swaps:
Unrealized (losses) on interest rate swaps	(277)	(709)	(1,411)	(583)
Income tax benefit	66	168	332	102
Unrealized (losses) on interest rate swaps, net of tax	(211)	(541)	(1,079)	(481)
Total other comprehensive income (loss), net of tax	293	(237)	341	(292)
Comprehensive income	$9,381	$881	$16,317	$4,589

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders' Equity - (unaudited)
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at March 31, 2025	7,888,013	$118,439	$157,971	$(1,196)	$275,214
Net income	—	—	9,088	—	9,088
Other comprehensive income, net of tax	—	—	—	293	293
Cash dividends declared ($0.20 per share)	—	—	(1,564)	—	(1,564)
Stock-based compensation expense	—	681	—	—	681
Forfeitures of restricted stock	—	—	—	—	—
Issuance of restricted stock	—	—	—	—	—
Stock options exercised	—	—	—	—	—
Repurchase of common stock	(14,626)	(422)	—	—	(422)
Balance at June 30, 2025	7,873,387	$118,698	$165,495	$(903)	$283,290

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at March 31, 2024	7,908,180	$118,401	$151,350	$(1,719)	$268,032
Net income	—	—	1,118	—	1,118
Other comprehensive (loss), net of tax	—	—	—	(237)	(237)
Cash dividends declared ($0.20 per share)	—	—	(1,573)	—	(1,573)
Stock-based compensation expense	—	622	—	—	622
Forfeitures of restricted stock	(2,600)	—	—	—	—
Issuance of restricted stock	1,059	—	—	—	—
Stock options exercised	—	—	—	—	—
Repurchase of common stock	(40,140)	(986)	—	—	(986)
Balance at June 30, 2024	7,866,499	$118,037	$150,895	$(1,956)	$266,976

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders' Equity - (unaudited)
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2024	7,859,873	$119,108	$152,656	$(1,244)	$270,520
Net income	—	—	15,976	—	15,976
Other comprehensive income, net of tax	—	—	—	341	341
Cash dividends declared ($0.40 per share)	—	—	(3,137)	—	(3,137)
Stock-based compensation expense	—	924	—	—	924
Forfeitures of restricted stock	(14,710)	—	—	—	—
Issuance of restricted stock	72,774	—	—	—	—
Stock options exercised	—	—	—	—	—
Repurchase of common stock	(44,550)	(1,334)	—	—	(1,334)
Balance at June 30, 2025	7,873,387	$118,698	$165,495	$(903)	$283,290

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2023	7,882,616	$118,247	$149,169	$(1,664)	$265,752
Net income	—	—	4,881	—	4,881
Other comprehensive (loss), net of tax	—	—	—	(292)	(292)
Cash dividends declared ($0.40 per share)	—	—	(3,155)	—	(3,155)
Stock-based compensation expense	—	1,696	—	—	1,696
Forfeitures of restricted stock	(2,700)	—	—	—	—
Issuance of restricted stock	62,903	—	—	—	—
Stock options exercised	—	—	—	—	—
Repurchase of common stock	(76,320)	(1,906)	—	—	(1,906)
Balance at June 30, 2024	7,866,499	$118,037	$150,895	$(1,956)	$266,976

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows – (unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$15,976	$4,881
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on investment securities	67	87
Provision for credit losses	52	11,866
Credit for deferred income taxes	(48)	(1,853)
Change in fair value of marketable equity securities	(36)	21
Depreciation and amortization	1,977	1,871
Amortization of debt issuance costs	123	123
Increase in cash surrender value of bank-owned life insurance	(696)	(662)
Gains and fees from sales of loans	(1,522)	(366)
Stock-based compensation	924	1,696
Loss on sale of other real estate owned, net	103	—
Change in other real estate owned	(1,284)	—
Net change in:
Deferred loan fees	63	(948)
Accrued interest receivable	(206)	188
Other assets	(3,997)	(66)
Accrued expenses and other liabilities	(1,100)	(660)
Net cash provided by operating activities	10,396	16,178

Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	2,293	2,288
Proceeds from principal repayments on held to maturity securities	119	81
Net proceeds from sales and calls of available for sale securities	13,000	—
Purchases of marketable equity securities	(34)	(30)
Purchases of available for sale securities	(10,006)	—
Purchases of held to maturity securities	—	(12,642)
Net decrease in loans	24,671	52,722
Proceeds from sales of loans	13,938	3,480
Purchases of premises and equipment, net	(475)	(452)
Reduction of Federal Home Loan Bank stock	603	41
Proceeds from the sale of other real estate owned	8,195	—
Net cash provided by investing activities	52,304	45,488

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows - (unaudited) (Continued)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from financing activities
Net change in time certificates of deposit	$(94,637)	$(20,754)
Net change in other deposits	66,348	(53,628)
Net change in FHLB advances	(15,000)	—
Dividends paid on common stock	(3,137)	(3,155)
Repurchase of common stock	(1,334)	(1,906)
Net cash used in financing activities	(47,760)	(79,443)
Net increase (decrease) in cash and cash equivalents	14,940	(17,777)
Cash and cash equivalents:
Beginning of year	307,524	269,157
End of period	$322,464	$251,380
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$51,126	$54,003
Income taxes	3,080	3,574
Noncash investing and financing activities:
Net change in unrealized gains or losses on available for sale securities	1,857	182
Net change in unrealized gains or losses on interest rate swaps	(1,411)	(583)
Transfer of loans from held-for-investment to held-for-sale	12,416	3,115

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

When loans do not share risk characteristics with other financial assets they are evaluated individually. Management applies its normal loan review procedures in making these judgments. Individually evaluated loans consist of loans with credit quality indicators which are substandard or doubtful. The Company also individually evaluates all insurance premium loans. While insurance premium loans are considered consumer loans, the third-party Consumer ACL model is designed for unsecured lending, whereas these loans are secured. To account for the fully secured structure of this type of loan, management determined each loan will be individually evaluated, regardless of the credit quality indicators. These loans are evaluated based upon their collateral, which primarily consists of cash, cash surrender value of life insurance, and in some cases real estate. In determining the ACL-Loans for individually evaluated loans, the Company generally applies a discounted cash flow method for instruments that are individually assessed. For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable and where the borrower is experiencing financial difficulty, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. Fair value is generally calculated based on the value of the underlying collateral less an appraisal discount and the estimated cost to sell.

ACL-Securities

The Company individually evaluates the available for sale debt securities and held to maturity securities for impairment credit losses. Available for sale securities include U.S. Treasuries, mortgage-backed securities, and corporate bonds. U.S. Treasuries and mortgaged-backed securities are guaranteed by the U.S. Government and as a result, management has a zero loss expectation. No ACL-Securities was recorded for these securities as of June 30, 2025. For the corporate bond portfolio, the Company developed a metric that includes each issuer’s current credit ratings and key financial performance metrics to assess the underlying performance of each issuer. The analysis of the issuers’ performance and the intent of the Company to retain these securities support the determination that there is no expected credit loss, and therefore, no ACL-Securities were recognized on the corporate bond portfolio as of June 30, 2025. Of our held to maturity securities portfolio, four securities fair values were less each security's amortized cost as of June 30, 2025. Since this is a highly rated state agency and municipal obligation, the Company's expectation of nonpayment of the amortized cost basis is zero. No allowance for ACL-Securities was recorded for this security as of June 30, 2025.

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

2. Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at June 30, 2025 were as follows:

	June 30, 2025
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Less than one year	$25,087	$23	$(299)	$24,811
Due from one through five years	47,244	69	(1,052)	46,261
Due from five through ten years	14,295	—	(544)	13,751
Due after ten years	6,462	—	(576)	5,886
Total U.S. Government and agency obligations	93,088	92	(2,471)	90,709
Corporate bonds
Due from five through ten years	12,500	—	(610)	11,890
Due after ten years	1,500	—	(169)	1,331
Total corporate bonds	14,000	—	(779)	13,221

Total available for sale securities	$107,088	$92	$(3,250)	$103,930

Held to maturity securities:
State agency and municipal obligations
Less than one year	$6,842	$32	$—	$6,874
Due from five through ten years	2,786	65	—	2,851
Due after ten years	26,806	1,604	(371)	28,039
Government-sponsored mortgage backed securities
No contractual maturity	—	—	—	—
Total held to maturity securities	$36,434	$1,701	$(371)	$37,764

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at December 31, 2024 were as follows:

	December 31, 2024
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Less than one year	$24,920	$66	$(92)	$24,894
Due from one through five years	47,541	—	(2,117)	45,424
Due from five through ten years	16,038	—	(906)	15,132
Due after ten years	6,944	—	(812)	6,132
Total U.S. Government and agency obligations	95,443	66	(3,927)	91,582
Corporate bonds
Due from five through ten years	15,500	—	(929)	14,571
Due after ten years	1,500	—	(225)	1,275
Total corporate bonds	17,000	—	(1,154)	15,846

Total available for sale securities	$112,443	$66	$(5,081)	$107,428

Held to maturity securities:
State agency and municipal obligations
Less than one year	$6,820	$37	$—	$6,857
Due from one through five years	2,808	—	(77)	2,731
Due after ten years	26,897	1,190	(1,013)	27,074
Total state and municipal obligations	36,525	1,227	(1,090)	36,662

Government-sponsored mortgage backed securities
No contractual maturity	28	1	—	29
Total held to maturity securities	$36,553	$1,228	$(1,090)	$36,691

There was one and no sales of investment securities during the six months ended June 30, 2025 or 2024, respectively.

At June 30, 2025 and December 31, 2024, none of the Company's securities were pledged as collateral with the Federal Home Loan Bank ("FHLB") or any other institution.

As of June 30, 2025 and December 31, 2024, the actual durations of the Company's available for sale securities were significantly shorter than the stated maturities.

As of June 30, 2025, the Company held marketable equity securities with a fair value of $2.2 million and an amortized cost of $2.3 million. At December 31, 2024, the Company held marketable equity securities with a fair value of $2.1 million and an amortized cost of $2.3 million. These securities represent an investment in mutual funds that have an objective to make investments for Community Reinvestment Act ("CRA") purposes.

The following tables provide information regarding available for sale securities and held to maturity securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2025 and December 31, 2024:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)

June 30, 2025
U.S. Government and agency obligations	$—	$—	—%	$60,637	$(2,471)	3.92%	$60,637	$(2,471)	3.92%
Corporate bonds	—	—	—	13,221	(779)	5.57	13,221	(779)	5.57
State agency and municipal obligations	—	—	—	7,528	(371)	4.70	7,528	(371)	4.70
Total investment securities	$—	$—	—%	$81,386	$(3,621)	4.26%	$81,386	$(3,621)	4.26%

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)

December 31, 2024
U.S. Government and agency obligations	$—	$—	—%	$81,579	$(3,927)	4.59%	$81,579	$(3,927)	4.59%
Corporate bonds	—	—	—	15,846	(1,154)	6.79	15,846	(1,154)	6.79
State agency and municipal obligations	7,361	(254)	(3.33)	3,802	(836)	18.03	11,163	(1,090)	8.89
Total investment securities	$7,361	$(254)	(3.33)%	$101,227	$(5,917)	5.52%	$108,588	$(6,171)	5.38%

There were thirty-three and thirty-seven available for sale securities or held to maturity securities as of June 30, 2025 and December 31, 2024, respectively, in which the fair value of the security was less than the amortized cost of the security.

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

The Company has the intent and ability to retain its investment securities in an unrealized loss position at June 30, 2025 until the decline in value has recovered or the security has matured.

3. Loans Receivable and ACL-Loans

The following table sets forth a summary of the loan portfolio at June 30, 2025 and December 31, 2024:

(In thousands)	June 30, 2025	December 31, 2024
Real estate loans:
Residential	$34,978	$42,766
Commercial	1,802,224	1,899,134
Construction	203,758	173,555
	2,040,960	2,115,455

Commercial business	559,221	515,125

Consumer	68,801	75,308
Total loans	2,668,982	2,705,888

ACL-Loans	(29,256)	(29,007)
Deferred loan origination fees, net	(3,984)	(3,922)
Loans receivable, net	$2,635,742	$2,672,959

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

ACL-Loans

The following tables set forth the activity in the Company’s ACL-Loans for the three and six months ended June 30, 2025 and 2024, by portfolio segment:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended June 30, 2025
Beginning balance	$87	$20,562	$2,216	$5,244	$1,376	$29,485
Charge-offs	—	—	—	(15)	(5)	(20)
Recoveries	—	—	—	112	10	122
(Credit) provision for credit losses	(22)	(1,270)	688	185	88	(331)
Ending balance	$65	$19,292	$2,904	$5,526	$1,469	$29,256

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended June 30, 2024
Beginning balance	$133	$21,666	$1,543	$4,078	$571	$27,991
Charge-offs	(9)	(522)	—	—	(12)	(543)
Recoveries	141	113	—	—	13	267
(Credit) provision for credit losses	(142)	1,216	729	6,569	(4)	8,368
Ending balance	$123	$22,473	$2,272	$10,647	$568	$36,083

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Six Months Ended June 30, 2025
Beginning balance	$94	$21,838	$2,059	$4,070	$946	$29,007
Charge-offs	—	(67)	—	(15)	(37)	(119)
Recoveries	—	—	—	116	46	162
(Credit) provision for credit losses	(29)	(2,479)	845	1,355	514	206
Ending balance	$65	$19,292	$2,904	$5,526	$1,469	$29,256

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Six Months Ended June 30, 2024
Beginning balance	$149	$20,950	$1,699	$4,562	$586	$27,946
Charge-offs	(141)	(3,828)	—	(197)	(61)	(4,227)
Recoveries	141	113	—	27	17	298
(Credit) provision for credit losses	(26)	5,238	573	6,255	26	12,066
Ending balance	$123	$22,473	$2,272	$10,647	$568	$36,083

We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purpose of the tables below. The following tables present loans by origination and risk designation as of June 30, 2025 and December 31, 2024 (dollars in thousands):

Term Loans
Amortized Cost Balances by Origination Year as of June 30, 2025
	2025	2024	2023	2022	2021	Prior	Total
Residential Real Estate Loans
Pass	$—	$—	$—	$—	$—	$31,995	$31,995
Special Mention	—	—	—	—	—	295	295
Substandard	—	—	—	—	—	2,862	2,862
Doubtful	—	—	—	—	—	—	—
Total Residential Real Estate Loans	$—	$—	$—	$—	$—	$35,152	$35,152
Residential Real Estate charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate Loans
Pass	$150,968	$105,752	$109,288	$571,848	$213,840	$545,609	$1,697,305
Special Mention	—	19,936	—	70,437	—	3,851	94,224
Substandard	—	—	—	580	8,688	7,099	16,367
Doubtful	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$150,968	$125,688	$109,288	$642,865	$222,528	$556,559	$1,807,896
Commercial Real Estate charge-off
Current period charge-offs	$—	$—	$—	$—	$67	$—	$67

Construction Loans
Pass	$25,386	$26,250	$49,648	$36,939	$47,087	$—	$185,310
Special Mention	—	—	—	19,415	—	—	19,415
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Construction Loans	$25,386	$26,250	$49,648	$56,354	$47,087	$—	$204,725
Construction charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Business Loans
Pass	$133,234	$103,187	$87,732	$154,312	$43,132	$25,923	$547,520
Special Mention	—	—	—	6,618	2	216	6,836
Substandard	—	52	114	—	6,733	—	6,899
Doubtful	—	—	—	—	—	26	26
Total Commercial Business Loans	$133,234	$103,239	$87,846	$160,930	$49,867	$26,165	$561,281
Commercial Business charge-off
Current period charge-offs	$15	$—	$—	$—	$—	$—	$15

Consumer Loans
Pass	$8,020	$22,407	$10,070	$27,746	$—	$47	$68,290
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Consumer Loans	$8,020	$22,407	$10,070	$27,746	$—	$47	$68,290
Consumer charge-off
Current period charge-offs	$37	$—	$—	$—	$—	$—	$37

Total Loans
Pass	$317,608	$257,596	$256,738	$790,845	$304,059	$603,574	$2,530,420
Special Mention	—	19,936	—	96,470	2	4,362	120,770
Substandard	—	52	114	580	15,421	9,961	26,128
Doubtful	—	—	—	—	—	26	26
Total Loans	$317,608	$277,584	$256,852	$887,895	$319,482	$617,923	$2,677,344
Total charge-off
Current period charge-offs	$52	$—	$—	$—	$67	$—	$119

Term Loans
Amortized Cost Balances by Origination Year as of December 31, 2024
	2024	2023	2022	2021	2020	Prior	Total
Residential Real Estate Loans
Pass	$—	$—	$—	$—	$—	$39,560	$39,560
Special Mention	—	—	—	—	—	366	366
Substandard	—	—	—	—	—	3,069	3,069
Doubtful	—	—	—	—	—	—	—
Total Residential Real Estate Loans	$—	$—	$—	$—	$—	$42,995	$42,995
Residential Real Estate charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$141	$141

Commercial Real Estate Loans
Pass	$162,303	$101,201	$680,359	$241,000	$95,277	$486,897	$1,767,037
Special Mention	—	18,357	43,286	29,792	—	1,982	93,417
Substandard	—	—	27,081	9,194	5,488	1,610	43,373
Doubtful	—	—	—	—	—	1,400	1,400
Total Commercial Real Estate Loans	$162,303	$119,558	$750,726	$279,986	$100,765	$491,889	$1,905,227
Commercial Real Estate charge-off
Current period charge-offs	$—	$—	$—	$522	$8,184	$4,405	$13,111

Construction Loans
Pass	$10,086	$47,301	$63,476	$53,529	$—	$—	$174,392
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Construction Loans	$10,086	$47,301	$63,476	$53,529	$—	$—	$174,392
Construction charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$1,771	$1,771

Commercial Business Loans
Pass	$143,267	$98,718	$179,999	$49,351	$5,708	$26,413	$503,456
Special Mention	—	665	3,454	1,949	—	20	6,088
Substandard	133	344	224	6,983	—	—	7,684
Doubtful	—	—	—	—	—	53	53
Total Commercial Business Loans	$143,400	$99,727	$183,677	$58,283	$5,708	$26,486	$517,281
Commercial Business charge-off
Current period charge-offs	$—	$—	$7,664	$245	$—	$—	$7,909

Consumer Loans
Pass	$32,295	$9,051	$33,369	$—	$—	$49	$74,764
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Consumer Loans	$32,295	$9,051	$33,369	$—	$—	$49	$74,764
Consumer charge-off
Current period charge-offs	$28	$—	$—	$56	$—	$—	$84

Total Loans
Pass	$347,951	$256,271	$957,203	$343,880	$100,985	$552,919	$2,559,209
Special Mention	—	19,022	46,740	31,741	—	2,368	99,871
Substandard	133	344	27,305	16,177	5,488	4,679	54,126
Doubtful	—	—	—	—	—	1,453	1,453
Total Loans	$348,084	$275,637	$1,031,248	$391,798	$106,473	$561,419	$2,714,659
Total charge-off
Current period charge-offs	$28	$—	$7,664	$823	$8,184	$6,317	$23,016

Loans evaluated for impairment and the related ACL-Loans as of June 30, 2025 and December 31, 2024 were as follows:

	Portfolio	ACL-Loans
	(In thousands)
June 30, 2025
Loans individually evaluated for impairment:
Residential real estate	$2,846	$—
Commercial real estate	16,387	—
Construction	—	—
Commercial business	6,871	—
Consumer	37,753	—
Subtotal	63,857	—
Loans collectively evaluated for impairment:
Residential real estate	32,133	65
Commercial real estate	1,785,837	19,292
Construction	203,758	2,904
Commercial business	552,350	5,526
Consumer	31,047	1,469
Subtotal	2,605,125	29,256

Total	$2,668,982	$29,256

	Portfolio	ACL-Loans
	(In thousands)
December 31, 2024
Loans individually evaluated for impairment:
Residential real estate	$3,052	$—
Commercial real estate	44,814	—
Construction	—	—
Commercial business	7,672	—
Consumer	58,363	—
Subtotal	113,901	—
Loans collectively evaluated for impairment:
Residential real estate	39,714	94
Commercial real estate	1,854,320	21,838
Construction	173,555	2,059
Commercial business	507,453	4,070
Consumer	16,945	946
Subtotal	2,591,987	29,007

Total	$2,705,888	$29,007

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

The following tables present credit risk ratings by loan segment as of June 30, 2025 and December 31, 2024:

	Commercial Credit Quality Indicators
	June 30, 2025				December 31, 2024
	Commercial Real Estate	Construction	Commercial Business	Total	Commercial Real Estate	Construction	Commercial Business	Total
	(In thousands)
Pass	$1,692,203	$184,475	$545,569	$2,422,247	$1,767,482	$173,555	$501,432	$2,442,469
Special Mention	93,634	19,283	6,781	119,698	86,838	—	6,020	92,858
Substandard	16,387	—	6,845	23,232	43,413	—	7,619	51,032
Doubtful	—	—	26	26	1,401	—	54	1,455
Loss	—	—	—	—	—	—	—	—
Total loans	$1,802,224	$203,758	$559,221	$2,565,203	$1,899,134	$173,555	$515,125	$2,587,814

	Residential and Consumer Credit Quality Indicators
	June 30, 2025			December 31, 2024
	Residential Real Estate	Consumer	Total	Residential Real Estate	Consumer	Total
	(In thousands)
Pass	$31,842	$68,800	$100,642	$39,359	$75,308	$114,667
Special Mention	291	—	291	356	—	356
Substandard	2,846	—	2,846	3,051	—	3,051
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total loans	$34,979	$68,800	$103,779	$42,766	$75,308	$118,074

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

The following tables set forth certain information with respect to the Company's loan portfolio delinquencies by portfolio segment as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$291	$—	$617	$908	$34,070	$34,978
Commercial real estate	145	—	16,387	16,532	1,785,692	1,802,224
Construction	—	—	—	—	203,758	203,758
Commercial business	18	33	6,680	6,731	552,490	559,221
Consumer	—	—	—	—	68,801	68,801
Total loans	$454	$33	$23,684	$24,171	$2,644,811	$2,668,982

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$130	$226	$652	$1,008	$41,758	$42,766
Commercial real estate	359	—	35,585	35,944	1,863,190	1,899,134
Construction	—	—	—	—	173,555	173,555
Commercial business	4	11	7,143	7,158	507,967	515,125
Consumer	—	—	—	—	75,308	75,308
Total loans	$493	$237	$43,380	$44,110	$2,661,778	$2,705,888

There were no loans delinquent greater than 90 days and still accruing interest as of June 30, 2025 or December 31, 2024.

Loans on nonaccrual status

The following is a summary of nonaccrual loans by portfolio segment as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(In thousands)
Residential real estate	$617	$791
Commercial real estate	16,387	44,814
Commercial business	6,871	7,672
Construction	—	—
Consumer	—	—
Total	$23,875	$53,277

Interest income on loans that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the six months ended June 30, 2025 and 2024 was $1.1 million and $1.2 million, respectively.

At June 30, 2025 and December 31, 2024, there were no commitments to lend additional funds to any borrower on nonaccrual status. Nonaccrual loans with no specific reserve totaled $23.9 million and $53.3 million at June 30, 2025 and December 31, 2024, respectively, as these loans were deemed to be adequately collateralized.

Individually evaluated loans

An individually evaluated loan is generally one for which it is probable, based on current information, that the Company will not collect all the amounts due in accordance with the contractual terms of the loan. Individually evaluated loans are individually evaluated for credit losses.

The Company also individually evaluates all insurance premium loans within the Consumer portfolio segment, irrespective of credit risk ratings.

The following table summarizes individually evaluated loans by portfolio segment as of June 30, 2025 and December 31, 2024.

	Carrying Amount		Unpaid Principal Balance		Associated ACL-Loans
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
	(In thousands)
Individually evaluated loans without a valuation allowance:
Residential real estate	$2,846	$3,052	$3,145	$3,332	$—	$—
Commercial real estate	16,387	44,814	27,047	55,936	—	—
Construction	—	—	—	—	—	—
Commercial business	6,871	7,672	7,947	8,782	—	—
Consumer	37,753	58,363	37,753	58,363	—	—
Total individually evaluated loans without a valuation allowance	63,857	113,901	75,892	126,413	—	—

Individually evaluated loans with a valuation allowance:
Residential real estate	$—	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total individually evaluated loans with a valuation allowance	—	—	—	—	—	—
Total individually evaluated loans	$63,857	$113,901	$75,892	$126,413	$—	$—

The following tables summarize the average carrying amount of individually evaluated loans and interest income recognized on individually evaluated loans by portfolio segment for the three and six months ended June 30, 2025 and 2024:

	Average Carrying Amount		Interest Income Recognized
	Three Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Individually evaluated loans without a valuation allowance:
Residential real estate	$2,979	$3,640	$43	$42
Commercial real estate	17,371	55,291	84	552
Commercial business	7,000	12,423	55	211
Construction	—	—	—	—
Consumer	40,489	26,156	382	400
Total individually evaluated loans without a valuation allowance	67,839	97,510	564	1,205
Individually evaluated loans with a valuation allowance:
Residential real estate	$—	$—	$—	$—
Commercial real estate	—	—	—	—
Commercial business	—	8,516	—	878
Construction	—	9,382	—	—
Consumer	—	—	—	—
Total individually evaluated loans with a valuation allowance	—	17,898	—	878
Total individually evaluated loans	$67,839	$115,408	$564	$2,083

	Average Carrying Amount		Interest Income Recognized
	Six Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Individually evaluated loans without a valuation allowance:
Residential real estate	$3,025	$3,656	$103	$85
Commercial real estate	17,766	57,247	129	1,094
Commercial business	7,322	12,745	70	618
Construction	—	—	—	—
Consumer	47,369	25,840	775	736
Total individually evaluated loans without a valuation allowance	75,482	99,488	1,077	2,533
Individually evaluated loans with a valuation allowance:
Residential real estate	$—	$—	$—	$—
Commercial real estate	—	—	—	—
Commercial business	—	8,607	—	1,039
Construction	—	9,382	—	—
Consumer	—	—	—	—
Total individually evaluated loans with a valuation allowance	—	17,989	—	1,039
Total individually evaluated loans	$75,482	$117,477	$1,077	$3,572

Loan Modifications

A loan will be considered modified as defined by ASC 326 when both of the following conditions are met: 1) the borrower is experiencing financial difficulties and 2) the modification constitutes a direct change in contractual cash flows for a significant period of time. Modified terms are dependent upon the financial position and needs of the individual borrower.

There were no new loan modifications reportable under ASC 326 at June 30, 2025. There was one new loan modification reportable under ASC 326 for $4.0 million at December 31, 2024. There were no nonaccrual modified loans at June 30, 2025. There was one nonaccrual modified loan at December 31, 2024. There were no loans modified that re-defaulted at June 30, 2025 and December 31, 2024.

Allowance for credit losses (ACL)-Unfunded Commitments

The Company has recorded ACL-Unfunded Commitments in Accrued expenses and other liabilities. The provision is recorded within the Provision for credit losses on the Company’s Consolidated Statements of Income. The following table presents a roll forward of the ACL-Unfunded Commitments for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Balance at beginning of period	$681	$911	$756	$926
(Credit) for credit losses (unfunded commitments)	(79)	(185)	(154)	(200)
Balance at end of period	$602	$726	$602	$726

Components of (Credit) Provision for Credit Losses

The following table summarizes the Provision for credit losses for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
(Credit) provision for credit losses (loans)	$(331)	$8,368	$206	$12,066
(Credit) for credit losses (unfunded commitments)	(80)	(185)	(154)	(200)
(Credit) provision for credit losses	$(411)	$8,183	$52	$11,866

4. Shareholders' Equity

Common Stock

The Company has 10,000,000 shares authorized and 7,873,387 shares issued and outstanding at June 30, 2025 and 10,000,000 shares authorized and 7,859,873 shares issued and outstanding at December 31, 2024. The Company's stock is traded on the Nasdaq Global Market under the ticker symbol BWFG.

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

Issuer Purchases of Equity Securities

On December 19, 2018, the Company's Board of Directors authorized a share repurchase program of up to 400,000 shares of the Company's Common Stock ("Prior Plan") and, on October 27, 2021, the Company’s Board of Directors authorized the repurchase of an additional 200,000 shares under the Prior Plan. During the year ended December 31, 2024, the Company purchased 85,990 shares of its Common Stock at a weighted average of $24.82 per share. The Company purchased 535,802 shares of the Company's common stock pursuant to the Prior Plan.

On October 28, 2024, the Company announced that on October 23, 2024, its Board of Directors authorized a share repurchase plan ("New Plan"). Under the terms of the New Plan, the Company is authorized to buy back up to 250,000 shares of its outstanding common stock. In connection with the authorization of the New Plan, the Company terminated the Prior Plan. During the year ended December 31, 2024, the Company purchased no shares under the New Plan.

The Company intends to accomplish the share repurchases through open market transactions, though the Company could accomplish repurchases through other means, such as privately negotiated transactions. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The share repurchase plan does not obligate the Company to acquire any particular amount of Common Stock, and it may be modified or suspended at any time at the Company's discretion. During the six months ended June 30, 2025, the Company purchased 44,550 shares of its Common Stock at a weighted average price of $29.93 per share.

5. Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives. The Company's derivative instruments are utilized to manage economic risks, including interest rate risk. Changes in fair value of the Company's cash flow swap derivatives are primarily driven by changes in interest rates and recognized in other comprehensive income. The Company’s total comprehensive income or loss for the three and six months ended June 30, 2025 and June 30, 2024 is reported in the Consolidated Statements of Comprehensive Income.

The following tables present the changes in accumulated other comprehensive (loss) income by component, net of tax for the three and six months ended June 30, 2025 and June 30, 2024:

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at March 31, 2025	$(2,916)	$1,720	$(1,196)
Other comprehensive income (loss) before reclassifications, net of tax	504	(68)	436
Amounts reclassified from accumulated other comprehensive (loss), net of tax	—	(143)	(143)
Net other comprehensive income (loss)	504	(211)	293
Balance at June 30, 2025	$(2,412)	$1,509	$(903)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at March 31, 2024	$(5,926)	$4,207	$(1,719)
Other comprehensive income before reclassifications, net of tax	304	420	724
Amounts reclassified from accumulated other comprehensive (loss), net of tax	—	(961)	(961)
Net other comprehensive income (loss)	304	(541)	(237)
Balance at June 30, 2024	$(5,622)	$3,666	$(1,956)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2024	$(3,832)	$2,588	$(1,244)
Other comprehensive income (loss) before reclassifications, net of tax	1,420	(469)	951
Amounts reclassified from accumulated other comprehensive (loss), net of tax	—	(610)	(610)
Net other comprehensive income (loss)	1,420	(1,079)	341
Balance at June 30, 2025	$(2,412)	$1,509	$(903)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2023	$(5,810)	$4,146	$(1,664)
Other comprehensive income before reclassifications, net of tax	188	1,695	1,883
Amounts reclassified from accumulated other comprehensive (loss), net of tax	—	(2,175)	(2,175)
Net other comprehensive income (loss)	188	(480)	(292)
Balance at June 30, 2024	$(5,622)	$3,666	$(1,956)

The following table provides information for the items reclassified from accumulated other comprehensive income or loss:

Accumulated Other Comprehensive Income Components	Three Months Ended June 30,		Six Months Ended June 30,		Associated Line Item in the Consolidated Statements of Income
	2025	2024	2025	2024
	(In thousands)
Derivatives:
Unrealized gains on derivatives	$187	$1,257	$799	$2,514	Interest expense on borrowings
Tax expense	(44)	(296)	(189)	(339)	Income tax expense
Net of tax	$143	$961	$610	$2,175

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

The following table is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Net income	$9,088	$1,118	$15,976	$4,881
Dividends to participating securities(1)	26	(40)	53	(79)
Undistributed earnings allocated to participating securities(1)	(125)	14	(241)	(52)
Net income for earnings per share calculation	$8,989	$1,092	$15,788	$4,750

Weighted average shares outstanding, basic	7,777,469	7,747,675	7,724,143	7,705,598
Effect of dilutive equity-based awards(2)	42,359	(23,787)	71,677	16,282
Weighted average shares outstanding, diluted	7,819,828	7,723,888	7,795,820	7,721,880
Net earnings per common share:
Basic earnings per common share	$1.16	$0.14	$2.04	$0.62
Diluted earnings per common share	$1.15	$0.14	$2.03	$0.62
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

As of June 30, 2025, the Bank and Company met all capital adequacy requirements to which they are subject. There are no conditions or events since then that management believes have changed this conclusion.

The capital amounts and ratios for the Bank and the Company at June 30, 2025 and December 31, 2024 were as follows:

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
June 30, 2025
Common Equity Tier 1 Capital to Risk-Weighted Assets	$336,061	12.20%	$192,868	7.00%	$179,091	6.50%
Tier I Capital to Risk-Weighted Assets	336,061	12.20%	234,196	8.50%	220,420	8.00%
Total Capital to Risk-Weighted Assets	365,917	13.28%	289,301	10.50%	275,525	10.00%
Tier I Capital to Average Assets	336,061	10.57%	127,136	4.00%	158,920	5.00%
			Minimum Regulatory Capital Required for Capital Adequacy		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Financial Group, Inc.
June 30, 2025
Common Equity Tier 1 Capital to Risk-Weighted Assets	$281,024	10.18%	$124,256	4.50%	$179,481	6.50%
Tier I Capital to Risk-Weighted Assets	281,024	10.18%	165,675	6.00%	220,899	8.00%
Total Capital to Risk-Weighted Assets	380,454	13.78%	220,899	8.00%	276,124	10.00%
Tier I Capital to Average Assets	281,024	8.81%	127,559	4.00%	159,449	5.00%

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
December 31, 2024
Common Equity Tier 1 Capital to Risk-Weighted Assets	$325,296	11.64%	$195,690	7.00%	$181,712	6.50%
Tier I Capital to Risk-Weighted Assets	325,296	11.64%	237,623	8.50%	223,645	8.00%
Total Capital to Risk-Weighted Assets	355,058	12.70%	296,535	10.50%	279,557	10.00%
Tier I Capital to Average Assets	325,296	10.09%	128,998	4.00%	161,248	5.00%
			Minimum Regulatory Capital Required for Capital Adequacy		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Financial Group, Inc.
December 31, 2024
Common Equity Tier 1 Capital to Risk-Weighted Assets	$268,733	9.60%	$126,030	4.50%	$182,043	6.50%
Tier I Capital to Risk-Weighted Assets	268,733	9.60%	168,040	6.00%	224,053	8.00%
Total Capital to Risk-Weighted Assets	367,946	13.14%	224,053	8.00%	280,066	10.00%
Tier I Capital to Average Assets	268,733	8.34%	128,943	4.00%	161,179	5.00%

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

Reserve Requirements on Cash

The Bank was not required to maintain a minimum reserve balance in the Federal Reserve Bank (FRB) at June 30, 2025 or December 31, 2024.

8. Deposits

At June 30, 2025 and December 31, 2024, deposits consisted of the following:

	June 30, 2025	December 31, 2024
	(In thousands)
Noninterest bearing demand deposit accounts	$397,195	$321,875
Interest bearing accounts:
NOW	118,019	105,090
Money market	875,457	899,413
Savings	91,612	90,220
Time certificates of deposit	1,276,998	1,370,972
Total interest bearing accounts	2,362,086	2,465,695
Total deposits	$2,759,281	$2,787,570

Maturities of time certificates of deposit as of June 30, 2025 and December 31, 2024 are summarized below:

	June 30, 2025	December 31, 2024
	(In thousands)
2025	$691,518	$1,348,808
2026	583,143	4,887
2027	1,523	1,030
2028	756	6,222
2029 and thereafter	58	10,025
Total	$1,276,998	$1,370,972
The aggregate amount of individual certificate accounts, with balances of $250,000 or more, was approximately $229.2 million at June 30, 2025 and $232.6 million at December 31, 2024.
Brokered certificates of deposits totaled $570.2 million at June 30, 2025 and $651.5 million at December 31, 2024, respectively. Brokered money market accounts totaled $53.7 million at June 30, 2025 and $53.5 million at December 31, 2024, respectively. Certificates of deposits from national listing services were $68.4 million and $109.1 million as of June 30, 2025 and December 31, 2024, respectively. There were no one-way buy Certificate of Deposit Account Registry Service ("CDARS") or one-way buy Insured Cash Sweep Service ("ICS") at June 30, 2025 or December 31, 2024. Brokered deposits are comprised of Brokered CDs, brokered money market accounts, one-way buy CDARS, and one-way buy ICS.
The following table summarizes interest expense on deposits by account type for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
NOW	$77	$49	$187	$88
Money market	8,579	8,552	17,100	17,698
Savings	667	688	1,325	1,402
Time certificates of deposits	13,760	15,388	29,243	30,851
Total interest expense on deposits	$23,083	$24,677	$47,855	$50,039

9. Stock-Based Compensation

Equity award plans

The Company has unvested restricted stock outstanding under two equity award plans, which are collectively referred to as the “Stock Plans”. The current plan under which any future issuances of equity awards will be made is the 2022 Bankwell Financial Group, Inc. Stock Plan, or the “2022 Plan”. All equity awards made under the 2022 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of stock options or restricted stock. At June 30, 2025, there were 300,856 shares reserved for future issuance under the 2022 Plan.

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.

The following table presents the activity for restricted stock for the six months ended June 30, 2025:

	Six Months Ended June 30, 2025
	Number of Shares		Weighted Average Grant Date Fair Value
Unvested at beginning of period	223,875	(1)	$28.50
Granted	72,774	(2)	32.66
Vested	(96,838)	(3)	32.40
Forfeited	(14,710)		32.56
Unvested at end of period	185,101
(1)    Includes 35,186 shares of performance based restricted stock.
(2)    Includes 34,271 shares of performance based restricted stock.
(3)    Includes 4,136 shares of performance based restricted stock.

The total fair value of restricted stock awards vested during the six months ended June 30, 2025 was $3.1 million.

The Company's restricted stock expense for the six months ended June 30, 2025 and June 30, 2024 was $0.9 million and $1.7 million, respectively. At June 30, 2025, there was $4.2 million of unrecognized stock compensation expense for restricted stock, expected to be recognized over a weighted average period of 1.4 years.

Performance Based Restricted Stock: The Company has 53,255 shares of performance based restricted stock outstanding as of June 30, 2025 pursuant to the Company’s Stock Plans. The awards generally vest over a three year service period, provided certain performance metrics are met. The share quantity that ultimately vests can range between 0% and 200%, (150% for 2024 and subsequent grants), which is dependent on the degree to which the performance metrics are met. The Company records an expense over the vesting period based on (a) the probability that the performance metrics will be met and (b) the fair market value of the Company’s stock at the date of the grant.

10. Derivative Instruments

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, and duration of its funding along with the use of interest rate derivative financial instruments, namely interest rate swaps. The Company does not use derivatives for speculative purposes. As of June 30, 2025, the Company was a party to one cash flow swap, designated as a hedging instrument, to add stability to interest expense and to manage its exposure to the variability of the future cash flows attributable to the contractually specified interest rate. The notional amount for the swap is $25 million and the Company has entered into a pay-fixed cash flow swap to convert rolling 90-day Federal Home Loan Bank advances or brokered deposits. Cash flow swaps with a positive fair value are recorded as other assets and cash flow swaps with a negative fair value are recorded as other liabilities on the Consolidated Balance Sheets.

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

The following table represents the carrying value of the portfolio layer method hedged asset and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
	Carrying Value of Hedged Asset		Hedged Items
	(In thousands)
Fixed Rate Asset (1)	$150,230	$150,250	$(20)	$(665)

(1) These amounts include the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. As of June 30, 2025 and December 31, 2024, the amortized cost basis of the closed portfolio used in this hedging relationship was $504.1 million and $529.6 million, the cumulative basis adjustments associated with this hedging relationships was $0.1 million and $2.1 million, respectively. As of June 30, 2025 and December 31, 2024, the amount of the designated hedged item was $150.0 million, respectively.

As of June 30, 2025, the Company has interest rate swaps not designated as hedging instruments, to minimize interest rate risk exposure with loans to clients.

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

Information about derivative instruments at June 30, 2025 and December 31, 2024 is as follows:

	As of June 30, 2025
	Derivative Assets			Derivative Liabilities
	Original Notional Amount	Balance Sheet Location	Fair Value	Original Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swap	$25,000	Other assets	$1,854	$—	Accrued expenses and other liabilities	$—
Fair value swap	$—	Other assets	$—	$150,000	Accrued expenses and other liabilities	$242

Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$38,500	Other assets	$3,169	$38,500	Accrued expenses and other liabilities	$3,169

(1) Represents interest rate swaps with commercial banking clients, which are offset by derivatives with a third party.

Accrued interest receivables related to interest rate swaps as of June 30, 2025 totaled $0.1 million and is excluded from the fair value presented in the table above. The fair value of interest rate swaps in a net asset position, including accrued interest, totaled $1.8 million as of June 30, 2025.

	As of December 31, 2024
	Derivative Assets			Derivative Liabilities
	Original Notional Amount	Balance Sheet Location	Fair Value	Original Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swap	$75,000	Other assets	$3,259	$—	Accrued expenses and other liabilities	$—
Fair value swap	$—	Other assets	$—	$150,000	Accrued expenses and other liabilities	$259

Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$38,500	Other assets	$4,213	$38,500	Accrued expenses and other liabilities	$4,213

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
The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects to reclassify $0.3 million to reduce interest expense during the next 12 months.
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

Changes in the consolidated statements of comprehensive income (loss) related to interest rate derivatives designated as hedges of cash flows were as follows for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Interest rate swaps designated as cash flow hedges:
Unrealized (loss) gain recognized in accumulated other comprehensive income before reclassifications	$(92)	$548	$(614)	$1,931
Amounts reclassified from accumulated other comprehensive income	(185)	(1,257)	(797)	(2,514)
Income tax benefit on items recognized in accumulated other comprehensive income	66	168	332	102
Other comprehensive (loss)	$(211)	$(541)	$(1,079)	$(481)

The above unrealized gains and losses are reflective of market interest rates as of the respective balance sheet dates. Generally, a lower interest rate environment will result in a negative impact to comprehensive income whereas a higher interest rate environment will result in a positive impact to comprehensive income.

The following table summarizes the effect of the fair value hedging relationship recognized in the consolidated statements of income for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
(Loss) gain on fair value hedging relationship:
Hedged asset	$(162)	$(192)	$(20)	$(1,860)
Fair value derivative designated as hedging instrument	202	610	104	1,772
Total gain (loss) recognized in the consolidated statements of income within interest and fees on loans	$40	$418	$84	$(88)

The following tables summarize gross and net information about derivative instruments that are offset in the Consolidated Balance Sheets at June 30, 2025 and December 31, 2024:

	June 30, 2025
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets	$5,109	$—	$5,109	$232	$4,877	$—
(1) Includes accrued interest receivable totaling $86 thousand.

	June 30, 2025
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivative liabilities	$3,450	$—	$3,450	$232	$—	$3,218
(1) Includes accrued interest payable totaling $39 thousand.

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

The carrying values, fair values and placement in the fair value hierarchy of the Company's financial instruments at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$313,998	$313,998	$313,998	$—	$—
Federal funds sold	8,466	8,466	8,466	—	—
Marketable equity securities	2,188	2,188	2,188	—	—
Available for sale securities	103,930	103,930	64,223	39,707	—
Held to maturity securities	36,434	37,764	—	—	37,764
Loans receivable, net	2,635,742	2,630,786	—	—	2,630,786
Accrued interest receivable	14,741	14,741	—	14,741	—
FHLB stock	5,051	5,051	—	5,051	—
Servicing asset, net of valuation allowance	671	671	—	—	671
Derivative asset	5,024	5,024	—	5,024	—
Other real estate owned	1,284	1,284	—	—	1,284

Financial Liabilities:
Noninterest bearing deposits	$397,195	$397,195	$—	$397,195	$—
NOW and money market	993,476	993,476	—	993,476	—
Savings	91,612	91,612	—	91,612	—
Time deposits	1,276,998	1,277,723	—	—	1,277,723
Accrued interest payable	11,843	11,843	—	11,843	—
Advances from the FHLB	75,000	74,958	—	—	74,958
Subordinated debentures	69,574	66,826	—	—	66,826
Servicing liability	—	—	—	—	—
Derivative liability	3,411	3,411	—	3,411	—

	December 31, 2024
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$293,552	$293,552	$293,552	$—	$—
Federal funds sold	13,972	13,972	13,972	—	—
Marketable equity securities	2,118	2,118	2,118	—	—
Available for sale securities	107,428	107,428	63,557	43,871	—
Held to maturity securities	36,553	36,691	—	29	36,662
Loans receivable, net	2,672,959	2,637,922	—	—	2,637,922
Accrued interest receivable	14,535	14,535	—	14,535	—
FHLB stock	5,655	5,655	—	5,655	—
Servicing asset, net of valuation allowance	558	558	—	—	558
Derivative asset	7,472	7,472	—	7,472	—
Other real estate owned	8,299	8,299	—	—	8,299

Financial Liabilities:
Noninterest bearing deposits	$321,875	$321,875	$—	$321,875	$—
NOW and money market	1,004,503	1,004,503	—	1,004,503	—
Savings	90,220	90,220	—	90,220	—
Time deposits	1,370,972	1,374,309	—	—	1,374,309
Accrued interest payable	13,737	13,737	—	13,737	—
Advances from the FHLB	90,000	90,045	—	—	90,045
Subordinated debentures	69,451	66,167	—	—	66,167
Servicing liability	—	—	—	—	—
Derivative liability	4,472	4,472	—	4,472	—

The following methods and assumptions were used by management in estimating the fair value of its financial instruments:

Cash and due from banks, federal funds sold, accrued interest receivable and accrued interest payable: The carrying amount is a reasonable estimate of fair value.

Marketable equity securities and available for sale securities: Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The majority of the available for sale securities are considered to be Level 2 as other observable inputs are utilized, such as quoted prices for similar securities. Level 1 investment securities include investments in U.S. Treasury notes and in marketable equity securities for which a quoted price is readily available in the market. Level 3 held to maturity securities represent private placement municipal housing authority bonds for which no quoted market price is available. The fair value for these securities is estimated using a discounted cash flow model, using discount rates ranging from 4.2% to 6.6% as of June 30, 2025 and 5.3% to 7.2% as of December 31, 2024. These securities are CRA eligible investments.

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

Off-balance-sheet instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at June 30, 2025 and December 31, 2024.

Other Real Estate Owned ("OREO"): OREO is held at the lower of cost or fair value and is measured at fair value when recorded below cost. The fair value of OREO is calculated using independent appraisals or internal valuation methods, less estimated selling costs, and may consider available pricing guides, auction results, price opinions, and other factors that are not observable in an active market when determining fair value. Accordingly, OREO are classified within Level 3 of the fair value hierarchy. At June 30, 2025 and December 31, 2024, the fair value of OREO was $1.3 million and $8.3 million, respectively.

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

Financial instruments measured at fair value on a recurring basis

The following table details the financial instruments carried at fair value on a recurring basis at June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the six months ended June 30, 2025 and for the year ended December 31, 2024.

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
June 30, 2025:
Marketable equity securities	$2,188	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	64,223	26,486	—
Corporate bonds	—	13,221	—
Derivative asset	—	5,024	—
Derivative liability	—	3,411	—

December 31, 2024:
Marketable equity securities	$2,118	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	63,557	28,025	—
Corporate bonds	—	15,846	—
Derivative asset	—	7,472	—
Derivative liability	—	4,472	—

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

The following table details the financial instruments measured at fair value on a nonrecurring basis at June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
June 30, 2025:
Individually evaluated loans	$—	$—	$63,857
Servicing asset, net	—	—	671

December 31, 2024:
Individually evaluated loans	$—	$—	$113,901
Servicing asset, net	—	—	558

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at June 30, 2025 and December 31, 2024:

	Fair Value	Valuation Methodology	Unobservable Input	Range
	(Dollars in thousands)
June 30, 2025:
Individually evaluated loans	$23,094	Appraisals	Discount to appraised value	—% - 8.00%
	37,753	Appraisals, cash surrender value life insurance, securities, cash held as collateral	Discounts to appraised value and securities value	—% - 8.00%
	3,010	Discounted cash flows	Discount rate	3.38% - 7.91%
	$63,857

Servicing asset, net	$671	Discounted cash flows	Discount rate	10.00%
			Prepayment rate	3.00% - 18.00%
December 31, 2024:
Individually evaluated loans	$45,203	Appraisals	Discount to appraised value	8.00%
	58,363	Appraisals, cash surrender value life insurance, securities, cash held as collateral	Discounts to appraised value and securities value	—% - 8.00%
	10,335	Discounted cash flows	Discount rate	3.38% - 10.25%
	$113,901

Servicing asset, net	$558	Discounted cash flows	Discount rate	10.00%
			Prepayment rate	3.00% - 18.00%

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

The Company incurred certain costs associated with the issuance of its subordinated debt. The Company capitalized these costs and they have been presented within subordinated debentures on the consolidated balance sheets. At June 30, 2025 and December 31, 2024, unamortized debt issuance costs were $0.4 million and $0.5 million, respectively. Debt issuance costs amortize over the expected life of the related debt. For the three months ended June 30, 2025 and 2024 the amortization expense for debt issuance costs were $62 thousand and $62 thousand, respectively, and were recognized as an increase to interest expense on borrowings within the Consolidated Statements of Income. For the six months ended June 30, 2025 and 2024 the amortization expense for debt issuance costs were $123 thousand and $123 thousand, respectively.

The Company recognized $0.8 million and $0.8 million in interest expense related to its subordinated debt for the three-month periods ended June 30, 2025 and 2024, respectively. The Company recognized $1.6 million and $1.6 million in interest expense related to its subordinated debt for the six-month periods ended June 30, 2025 and 2024, respectively.

14. Subsequent Events

On July 4, 2025, President Trump signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the reinstatement of 100% bonus depreciation and more favorable rules for determining the limitation on business interest expense. The Company is currently evaluating the impact on future periods.

On July 28, 2025, the Company’s Board of Directors declared a $0.20 per share cash dividend, payable on August 22, 2025, to shareholders of record on August 11, 2025.

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

Executive Overview

We are focused on being the banking provider of choice and serving as an alternative to our larger competitors. We aim to do this through:

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

Earnings and Performance Overview

Revenues (net interest income plus noninterest income) for the three months ended June 30, 2025 were $25.9 million, versus $21.9 million for the three months ended June 30, 2024. Revenues for the six months ended June 30, 2025 were $49.5 million, versus $44.0 million for the six months ended June 30, 2024. The increase in revenues for the three and six months ended June 30, 2024 was attributable to a decrease in interest expense on deposits, higher interest income, and higher gains from loan sales.

Net income available to common shareholders was $9.1 million, or $1.15 per diluted share, and $1.1 million, or $0.14 per diluted share, for the three months ended June 30, 2025 and 2024, respectively. Net income available to common shareholders was $16.0 million, or $2.03 per diluted share, and $4.9 million, or $0.62 per diluted share, for the six months ended June 30, 2025 and 2024, respectively. The increase in net income for the quarter and six months ended June 30, 2025 was primarily due to the aforementioned increase in revenues and a decrease in provision for credit losses.

Returns on average shareholders' equity and average assets for the three months ended June 30, 2025 were 12.98% and 1.14%, respectively, compared to 1.65% and 0.14%, respectively, for the three months ended June 30, 2024. Returns on average shareholders' equity and average assets for the six months ended June 30, 2025 were 11.59% and 1.00%, respectively, compared to 3.61% and 0.31%, respectively, for the six months ended June 30, 2024.

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

FTE net interest income for the three months ended June 30, 2025 and 2024 was $24.1 million and $21.3 million, respectively. FTE net interest income for the six months ended June 30, 2025 and 2024 was $46.3 million and $42.5 million, respectively.

FTE interest income for the three months ended June 30, 2025 increased by $1.0 million, or 2.2%, to $48.8 million, compared to FTE interest income for the three months ended June 30, 2024. FTE interest income for the six months ended June 30, 2025 increased by $1.3 million, or 1.4%, to $97.4 million, compared to FTE interest income for the six months ended June 30, 2024. This increase was due to an increase in interest and fees on loans due to higher overall loan yields.

Interest expense for the three months ended June 30, 2025 decreased by $1.7 million compared to interest expense for the three months ended June 30, 2024. Interest expense for the six months ended June 30, 2025 decreased by $2.5 million compared to interest expense for the six months ended June 30, 2024. The decrease in interest expense for the three and six months ended June 30, 2025 was driven by a decrease in interest expense on deposits, resulting from a decrease in rates on interest bearing deposits and improved deposit mix.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables present the average balances and yields earned on interest earning assets and average balances and weighted average rates paid on our funding liabilities for the three and six months ended June 30, 2025 and 2024.

	For the Quarter Ended
	June 30, 2025			June 30, 2024
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets:
Cash and Fed funds sold	$296,054	$3,043	4.12%	$273,301	$3,429	5.05%
Securities(1)	149,475	1,535	4.11	137,360	1,139	3.32
Loans:
Commercial real estate	1,788,354	27,427	6.07	1,901,189	27,654	5.75
Residential real estate	37,549	597	6.36	49,046	772	6.30
Construction	196,373	3,851	7.76	159,184	2,871	7.14
Commercial business	558,237	11,195	7.93	523,382	11,028	8.34
Consumer	72,137	1,058	5.88	42,335	735	6.98
Total loans	2,652,650	44,128	6.58	2,675,136	43,060	6.37
Federal Home Loan Bank stock	5,000	86	6.85	5,655	118	8.47
Total earning assets	3,103,179	$48,792	6.22%	3,091,452	$47,746	6.11%
Other assets	88,967			95,453
Total assets	$3,192,146			$3,186,905

Liabilities and shareholders' equity:
Interest bearing liabilities:
NOW	$107,818	$77	0.29%	$107,310	$49	0.18%
Money market	898,777	8,579	3.83	833,489	8,552	4.13
Savings	91,415	667	2.93	90,987	688	3.04
Time	1,273,372	13,760	4.33	1,291,595	15,388	4.76
Total interest bearing deposits	2,371,382	23,083	3.90	2,323,381	24,677	4.27
Borrowed Money	138,380	1,630	4.72	159,288	1,783	4.50
Total interest bearing liabilities	2,509,762	$24,713	3.95%	2,482,669	$26,460	4.29%
Noninterest bearing deposits	352,623			368,516
Other liabilities	48,956			63,177
Total liabilities	2,911,341			2,914,362
Shareholders' equity	280,805			272,543
Total liabilities and shareholders' equity	$3,192,146			$3,186,905
Net interest income(2)		$24,079			$21,286
Interest rate spread			2.27%			1.82%
Net interest margin(3)			3.10%			2.75%
(1)Average balances and yields for securities are based on amortized cost.
(2)The adjustment for securities and loans taxable equivalency amounted to $143 thousand and $67 thousand for the three months ended June 30, 2025 and 2024, respectively.
(3)Annualized net interest income as a percentage of earning assets.
(4)Yields are calculated using the contractual day count convention for each respective product type.

	For the Six Months Ended
	June 30, 2025			June 30, 2024
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets:
Cash and Fed funds sold	$322,498	$6,600	4.13%	$282,981	$7,255	5.16%
Securities(1)	150,059	3,011	4.01	136,049	2,199	3.23
Loans:
Commercial real estate	1,818,282	55,710	6.09	1,911,896	56,295	5.82
Residential real estate	39,544	1,230	6.22	49,624	1,490	6.01
Construction	187,674	7,320	7.76	160,080	5,844	7.22
Commercial business	533,310	21,204	7.91	520,188	21,314	8.10
Consumer	76,784	2,139	5.62	41,150	1,442	7.05
Total loans	2,655,594	87,603	6.56	2,682,938	86,385	6.37
Federal Home Loan Bank stock	4,799	196	8.21	5,678	239	8.49
Total earning assets	3,132,950	$97,410	6.18%	3,107,646	$96,078	6.12%
Other assets	89,353			93,179
Total assets	$3,222,303			$3,200,825

Liabilities and shareholders' equity:
Interest bearing liabilities:
NOW	$103,675	$187	0.36%	$99,493	$88	0.18%
Money market	896,084	17,100	3.85	858,670	17,698	4.14
Savings	89,800	1,325	2.98	91,979	1,402	3.06
Time	1,325,630	29,243	4.45	1,304,332	30,851	4.76
Total interest bearing deposits	2,415,189	47,855	4.00	2,354,474	50,039	4.27
Borrowed Money	136,161	3,269	4.84	159,257	3,555	4.49
Total interest bearing liabilities	2,551,350	$51,124	4.04%	2,513,731	$53,594	4.29%
Noninterest bearing deposits	343,261			352,768
Other liabilities	49,752			62,775
Total liabilities	2,944,363			2,929,274
Shareholders' equity	277,940			271,551
Total liabilities and shareholders' equity	$3,222,303			$3,200,825
Net interest income(2)		$46,286			$42,484
Interest rate spread			2.14%			1.83%
Net interest margin(3)			2.95%			2.73%
(1)Average balances and yields for securities are based on amortized cost.
(2)The adjustment for securities and loans taxable equivalency amounted to $285 thousand and $118 thousand for the six months ended June 30, 2025 and 2024, respectively.
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

	Three Months Ended June 30, 2025 vs 2024 Increase (Decrease)			Six Months Ended June 30, 2025 vs 2024 Increase (Decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Cash and Fed funds sold	$270	$(656)	$(386)	$933	$(1,587)	$(654)
Securities	107	289	396	243	569	812
Loans:
Commercial real estate	(1,688)	1,461	(227)	(2,822)	2,237	(585)
Residential real estate	(183)	8	(175)	(312)	51	(261)
Construction	713	267	980	1,058	417	1,475
Commercial business	714	(547)	167	531	(640)	(109)
Consumer	453	(129)	324	1,050	(353)	697
Total loans	9	1,060	1,069	(495)	1,712	1,217
Federal Home Loan Bank stock	(13)	(21)	(34)	(36)	(8)	(44)
Total change in interest and dividend income	373	672	1,045	645	686	1,331
Interest expense:
Deposits:
NOW	—	28	28	4	95	99
Money market	647	(620)	27	752	(1,351)	(599)
Savings	3	(24)	(21)	(33)	(44)	(77)
Time	(215)	(1,414)	(1,629)	498	(2,106)	(1,608)
Total deposits	435	(2,030)	(1,595)	1,221	(3,406)	(2,185)
Borrowed money	(242)	89	(153)	(545)	259	(286)
Total change in interest expense	193	(1,941)	(1,748)	676	(3,147)	(2,471)
Change in net interest income	$180	$2,613	$2,793	$(31)	$3,833	$3,802

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

The credit for credit losses for the three months ended June 30, 2025 was $0.4 million compared to a provision for credit losses of $8.2 million for the three months ended June 30, 2024. The provision for credit losses for the six months ended June 30, 2025 was $0.1 million compared to a provision for credit losses of $11.9 million for the six months ended June 30, 2024.

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of fees generated from deposit relationships with our clients, fees generated from sales and referrals of loans, and income earned on bank-owned life insurance.

The following tables compare noninterest income for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Change
(Dollars in thousands)	2025	2024	$	%
Gains and fees from sales of loans	$1,080	$45	$1,035	Favorable
Bank-owned life insurance	352	333	19	5.7
Service charges and fees	674	495	179	36.2
Other	(94)	(190)	96	Favorable
Total noninterest income	$2,012	$683	$1,329	Favorable

	Six Months Ended June 30,		Change
(Dollars in thousands)	2025	2024	$	%
Gains and fees from sales of loans	$1,522	$366	$1,156	Favorable
Bank-owned life insurance	696	662	34	5.1
Service charges and fees	1,276	799	477	59.7
Other	23	(229)	252	Favorable
Total noninterest income	$3,517	$1,598	$1,919	Favorable
Noninterest income increased by $1.3 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Noninterest income increased by $1.9 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in noninterest income for the three and six months ended June 30, 2025 was driven by higher gains from loan sales.

Noninterest Expense

The following tables compare noninterest expense for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Change
(Dollars in thousands)	2025	2024	$	%
Salaries and employee benefits	$7,521	$6,176	$1,345	21.8%
Occupancy and equipment	2,505	2,238	267	11.9
Professional services	1,632	989	643	65.0
Data processing	712	755	(43)	(5.7)
Director fees	333	306	27	8.8
FDIC insurance	684	705	(21)	(3.0)
Marketing	218	90	128	142.2
Other	941	986	(45)	(4.6)
Total noninterest expense	$14,546	$12,245	$2,301	18.8%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2025	2024	$	%
Salaries and employee benefits	$14,573	$12,467	$2,106	16.9%
Occupancy and equipment	5,080	4,561	519	11.4
Professional services	3,161	2,054	1,107	53.9
Data processing	1,597	1,495	102	6.8
Director fees	681	1,206	(525)	(43.5)
FDIC insurance	1,463	1,635	(172)	(10.5)
Marketing	360	203	157	77.3
Other	1,772	1,921	(149)	(7.8)
Total noninterest expense	$28,687	$25,542	$3,145	12.3%

Noninterest expense increased by $2.3 million to $14.5 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Noninterest expense increased by $3.1 million to $28.7 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in noninterest expense was primarily driven by an increase in salaries and employee benefits mainly related to additional new hires. Additionally, professional services increased as a result of new initiatives including recruiting costs.

Income Taxes
Income tax expense for the three months ended June 30, 2025 and 2024 totaled $2.7 million and $0.4 million, respectively. The effective tax rates for the three months ended June 30, 2025 and 2024 were 23.1% and 24.2%, respectively. Income tax expense for the six months ended June 30, 2025 and 2024 totaled $4.8 million and $1.7 million, respectively. The effective tax rates for the six months ended June 30, 2025 and 2024 were 23.1% and 25.5%, respectively.

Financial Condition

Summary

Assets totaled $3.2 billion at June 30, 2025 a decrease of $31.9 million or 1.0% compared to December 31, 2024. Gross loans totaled $2.7 billion at June 30, 2025, a decrease of $36.9 million or 1.4% compared to December 31, 2024. Deposits totaled $2.8 billion at June 30, 2025, a decrease of $28.3 million, or 1.0% compared to December 31, 2024.

Shareholders’ equity totaled $283.3 million as of June 30, 2025, an increase of $1.2 million compared to December 31, 2024, primarily a result of net income of $16.0 million for the six months ended June 30, 2025. The increase was partially offset by dividends paid of $3.1 million and share repurchases of $1.3 million.

Loan Portfolio

We originate commercial real estate loans, construction loans, commercial business loans and consumer loans in our market. We also pursue certain types of commercial lending opportunities outside our market, particularly where we have strong business relationships. Our loan portfolio is the largest category of our earning assets.

Total loans before deferred loan fees and the ACL-Loans were $2.7 billion at June 30, 2025 and $2.7 billion at December 31, 2024. Total gross loans decreased $36.9 million as of June 30, 2025 compared to the year ended December 31, 2024.

The following table compares the composition of our loan portfolio for the dates indicated:

(In thousands)	At June 30, 2025	At December 31, 2024	Change
Real estate loans:
Residential	$34,978	$42,766	$(7,788)
Commercial	1,802,224	1,899,134	(96,910)
Construction	203,758	173,555	30,203
	2,040,960	2,115,455	(74,495)
Commercial business	559,221	515,125	44,096
Consumer	68,801	75,308	(6,507)
Total loans	$2,668,982	$2,705,888	$(36,906)

The following table compares the composition of our commercial real estate loan portfolio by non-owner occupied and owner occupied loans at June 30, 2025 and December 31, 2024:

	At June 30, 2025		At December 31, 2024		Change
	Total	%	Total	%	Total
	(Dollars in thousands)
Commercial real estate loans:
Non-owner occupied	$1,077,313	59.78%	$1,174,712	61.86%	$(97,399)
Owner occupied	724,701	40.22	724,203	38.14	498
Total commercial real estate loans(1)	$1,802,014	100.00%	$1,898,915	100.00%	$(96,901)
(1) Excludes the positive fair value effect of the portfolio layer swap of $210 thousand and the positive fair value effective of the portfolio layer swap of $219 thousand for Commercial Real Estate at June 30, 2025 and December 31, 2024, respectively.

The following table compares the composition of our commercial real estate loan portfolio by property type, and collateral location as of June 30, 2025:

Commercial Real Estate	CT	All Other NY	NYC	NJ	FL	PA	OH	All Other	Total(1)
	(Dollars in thousands)
Residential care(2)	$—	$64,539	$57,973	$4,800	$235,296	$22,554	$64,398	$201,284	$650,844
Retail	97,486	73,044	7,303	15,540	8,399	33,481	3,364	84,506	323,123
Multifamily	136,915	30,843	50,031	7,069	—	19,920	—	—	244,778
Office	46,680	10,128	2,966	29,304	2,204	—	—	58,405	149,687
Industrial / warehouse	66,407	19,296	19,399	16,899	2,675	—	—	15,135	139,811
Mixed use	41,709	19,046	49,386	—	—	—	—	—	110,141
Medical office	40,495	12,130	1,382	—	—	3,900	4,735	18,847	81,489
1-4 family investment	11,243	1,580	1,860	2,114	17,031	—	—	—	33,828
All other(3)	19,752	25,661	22,900	—	—	—	—	—	68,313
	$460,687	$256,267	$213,200	$75,726	$265,605	$79,855	$72,497	$378,177	$1,802,014
(1) Excludes the positive fair value effect of the portfolio layer swap of $210 thousand for Commercial Real Estate at June 30, 2025.
(2) Primarily consists of skilled nursing and assisted living facilities.
(3) Includes Special use, self storage, and land.
As of June 30, 2025, the Bank had $149.7 million of loans collateralized by offices, which represented 8.3% of the total loan portfolio. Most of the properties in this portfolio are in suburban locations. 95.2% of this portfolio was pass rated, and there was one relationship totaling $5.5 million on nonaccrual status. As of June 30, 2025, the Bank had $244.8 million of loans collateralized by multifamily properties, which represented 9.2% of the total loan portfolio. 89.0% of this portfolio is pass rated and current; these properties are all located in Connecticut, New York, or New Jersey, with eight properties, totaling $50.0 million, located in New York City. 78.3% of the New York City exposure is located in Brooklyn, 11.9% in Manhattan and the remaining 9.8% in Queens.
The following table presents an analysis of the commercial real estate portfolio's loan to value at origination and by property type as of June 30, 2025.

Commercial Real Estate	Total CRE Portfolio(1)	Percentage of Total CRE Portfolio	Loan to Value %
	(Dollars in thousands)
Property Type
Residential care(2)	$650,844	36.1%	65.8%
Retail	323,123	17.9	62.9
Multifamily	244,778	13.6	61.5
Office	149,687	8.3	63.8
Industrial / warehouse	139,811	7.8	63.3
Mixed use	110,141	6.1	60.4
Medical office	81,489	4.5	62.8
1-4 family investment	33,828	1.9	61.1
All other	68,313	3.8	53.7
Total	$1,802,014	100.0%	63.3%
(1) Excludes the positive fair value effect of the portfolio layer swap of $210 thousand for Commercial Real Estate at June 30, 2025.
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

Credit quality indicators. To measure credit risk for the loan portfolios, the Company employs a credit risk rating system. This risk rating represents an assessed level of a loan’s risk based on the character and creditworthiness of the borrower/guarantor, the capacity of the borrower to adequately service the debt, any credit enhancements or additional sources of repayment, and the quality, value and coverage of the collateral, if any. The following table presents credit risk ratings as of June 30, 2025 and December 31, 2024:

	Credit Risk Ratings
	June 30, 2025	December 31, 2024
	(In thousands)
Pass	$2,522,889	$2,557,136
Special Mention(1)	119,989	93,214
Substandard	26,078	54,083
Doubtful	26	1,455
Loss	—	—
Total loans	$2,668,982	$2,705,888
(1) 99.6% and 99.6% of Risk Rated 6 loans are current on payments, 96.5% and 93.0% are guaranteed by ultra-high net worth sponsors as of June 30, 2025 and December 31, 2024, respectively.

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

Nonperforming assets. Nonperforming assets include nonaccrual loans and property acquired through foreclosures or repossession. The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(In thousands)	At June 30, 2025	At December 31, 2024
Nonaccrual loans:
Real estate loans:
Residential	$617	$791
Commercial	16,387	44,814
Commercial business	6,871	7,672
Construction	—	—
Consumer	—	—
Total nonaccrual loans	23,875	53,277
Other real estate owned	1,284	8,299
Total nonperforming assets	$25,159	$61,576

Nonperforming assets to total assets	0.78%	1.88%
Nonaccrual loans to total loans	0.89%	1.97%
ACL-loans as a % of total loans	1.10%	1.07%
ACL-loans as a % of nonperforming loans	122.54%	54.45%
Total past due loans to total loans	0.91%	1.63%
Nonaccrual loans totaled $23.9 million at June 30, 2025 and $53.3 million at December 31, 2024. In the first quarter of 2025, the Company sold a $27.1 million multifamily commercial real estate loan on nonperforming status at par value.

There was $1.3 million Other Real Estate Owned ("OREO") at June 30, 2025 and $8.3 million of OREO at December 31, 2024. During the first quarter of 2025, the Company sold a property that it had acquired during the fourth quarter of 2024 and held as an OREO asset. The OREO asset had previously secured a non-performing construction loan. The Company received net proceeds from the sale of such OREO in the amount of $8.3 million. In the second quarter of 2025, the Company took title to an industrial property, resulting in an OREO asset of $1.3 million. Efforts to market the property for sale are ongoing.

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

The following table presents the activity in our ACL-Loans and related ratios for the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Balance at beginning of period	$29,485	$27,991	$29,007	$27,946
Charge-offs:
Residential real estate	—	(9)	—	(141)
Commercial real estate	—	(522)	(67)	(3,828)
Commercial business	(15)	—	(15)	(197)
Consumer	(5)	(12)	(38)	(61)
Total charge-offs	(20)	(543)	(120)	(4,227)
Recoveries:
Residential real estate	—	141	—	141
Commercial real estate	—	113	—	113
Commercial business	112	—	116	27
Consumer	10	13	46	17
Total recoveries	122	267	162	298
Net recoveries (charge-offs)	102	(276)	42	(3,929)
(Credit) provision for credit losses - loans	(331)	8,368	207	12,066
Balance at end of period	$29,256	$36,083	$29,256	$36,083
Net charge-offs to average loans	—%	0.01%	—%	0.15%
ACL-Loans to total loans	1.10%	1.36%	1.10%	1.36%

At June 30, 2025, our ACL-Loans was $29.3 million and represented 1.10% of total gross loans, compared to $29.0 million or 1.07% of total gross loans, at December 31, 2024.

The following table presents the allocation of the ACL-Loans balance and the related allocation percentage of these loans across the total loan portfolio:

	June 30, 2025			December 31, 2024
(Dollars in thousands)	ACL-Loans Amount	ACL-Loans Percentage	Loan Segment to Total Loans Percentage	ACL-Loans Amount	ACL-Loans Percentage	Loan Segment to Total Loans Percentage
Residential real estate	$65	0.2%	1.3%	$94	0.3%	1.6%
Commercial real estate	19,292	66.0	67.5	21,838	75.3	70.2
Construction	2,904	9.9	7.6	2,059	7.1	6.4
Commercial business	5,526	18.9	21.0	4,070	14.0	19.0
Consumer	1,469	5.0	2.6	946	3.3	2.8
Total ACL-Loans	$29,256	100.0%	100.0%	$29,007	100.0%	100.0%

The allocation of the ACL-Loans at June 30, 2025 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the ACL-Loans at June 30, 2025 is appropriate to cover probable losses.

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

Investment Securities

At June 30, 2025, the carrying value of our investment securities portfolio totaled $142.6 million and represented 4.4% of total assets, compared to $146.1 million, or 4.5% of total assets, at December 31, 2024.

The net unrealized loss position on our investment portfolio at June 30, 2025 was $1.8 million and included gross unrealized gains of $1.8 million. The net unrealized loss position on our investment portfolio at December 31, 2024 was $4.9 million and included gross unrealized gains of $1.3 million.

Deposit Activities and Other Sources of Funds

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest bearing demand	$397,195	14.4%	$321,875	11.5%
NOW	118,019	4.3	105,090	3.8
Money market	875,457	31.7	899,413	32.3
Savings	91,612	3.3	90,220	3.2
Time	1,276,998	46.3	1,370,972	49.2
Total deposits	$2,759,281	100.0%	$2,787,570	100.0%

Total deposits were $2.8 billion at June 30, 2025, a decrease of $28.3 million, from the balance at December 31, 2024.

Brokered certificates of deposits totaled $570.2 million at June 30, 2025 and $651.5 million at December 31, 2024, respectively. Brokered money market accounts totaled $53.7 million at June 30, 2025 and $53.5 million at December 31, 2024, respectively. Certificates of deposits from national listing services were $68.4 million and $109.1 million as of June 30, 2025 and December 31, 2024, respectively. There were no one-way buy CDARS or one-way buy ICS at June 30, 2025 or December 31, 2024. Brokered deposits are comprised of Brokered CDs, brokered money market accounts, one-way buy CDARS, and one-way buy ICS.

As of June 30, 2025, our FDIC insured deposits were $1,903.8 million, or 69% of total deposits. Additionally, deposits totaling $120.0 million, or 4% of total deposits, are secured by standby letters of credit with the Federal Home Loan Bank of Boston.
At June 30, 2025 and December 31, 2024, time deposits with a denomination of $100 thousand or more, including CDARS and brokered deposits, totaled $1.1 billion and $1.2 billion, respectively, maturing during the periods indicated in the table below:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Maturing:
Within 3 months	$307,865	$421,808
After 3 but within 6 months	279,705	326,115
After 6 months but within 1 year	507,416	419,098
After 1 year	2,643	19,429
Total	$1,097,629	$1,186,450

We utilize advances from the Federal Home Loan Bank of Boston, or FHLB, as part of our overall funding strategy and to meet short-term liquidity needs, and to a lesser degree, manage interest rate risk arising from the difference in asset and liability maturities. Total FHLB advances were $75.0 million and $90.0 million June 30, 2025 and December 31, 2024, respectively.

The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At June 30, 2025, the Bank had pledged $795.0 million of eligible loans as collateral to support borrowing capacity at the FHLB. As of June 30, 2025, the Bank had immediate availability to borrow an additional $329.6 million from the FHLB based on qualified collateral.

At June 30, 2025, the Bank had a secured borrowing line with the FRB, a letter of credit with the FHLB, and unsecured lines of credit with Zions Bank, Pacific Coast Bankers Bank ("PCBB"), and Atlantic Community Bankers Bank ("ACBB"). The total borrowing line, letter, or line of credit and the amount outstanding at June 30, 2025 is summarized below:

	June 30, 2025
	Total Letter or Line of Credit	Total Outstanding
	(Dollars in thousands)
FRB	$656,492	$—
FHLB	514,338	184,726
Zions Bank	45,000	—
PCBB	38,000	—
ACBB	12,000	—
Total	$1,265,830	$184,726

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

Capital Resources

Shareholders’ equity totaled $283.3 million as of June 30, 2025, an increase of $12.8 million compared to December 31, 2024, primarily a result of net income of $16.0 million for the six months ended June 30, 2025. The increase was partially offset by dividends paid of $3.1 million and share repurchases of $1.3 million.

The Bank and Company are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At June 30, 2025, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At June 30, 2025, the Bank’s ratio of Common Equity Tier 1 capital to risk-weighted assets was 12.20%, total capital to risk-weighted assets was 12.20%, Tier 1 capital to risk-weighted assets was 13.28% and Tier 1 capital to average assets was 10.57%. At June 30, 2025, the Company met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At June 30, 2025, the Company’s ratio of Common Equity Tier 1 capital to risk-weighted assets was 10.18%, total capital to risk-weighted assets was 10.18%, Tier 1 capital to risk-weighted assets was 13.78% and Tier 1 capital to average assets was 8.81%.

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

We use two sets of standard scenarios to measure net interest income at risk. For the Parallel Ramp Scenarios, rate changes are ramped over a twelve-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Parallel Shock Scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Simulation analysis involves projecting a future balance sheet structure and interest income and expense under the various rate scenarios. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than: 6% for a 100 basis point shift; 12% for a 200 basis point shift; and 18% for a 300 basis point shift. Per Company policy, the Bank should not be outside these limits for twelve consecutive months unless the Bank's forecasted capital ratios are considered to be "well capitalized". As of June 30, 2025, the Bank has met all minimum regulatory capital requirements to be considered "well capitalized".

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning June 30, 2025 and December 31, 2024:

Parallel Ramp	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	June 30, 2025	December 31, 2024
-100	(1.10)%	0.40%
+200	2.00	(1.00)

Parallel Shock	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	June 30, 2025	December 31, 2024
-100	(3.90)%	(1.00)%
+100	3.70	0.60
+200	7.00	0.80
+300	10.70	1.40

The net interest income at risk simulation results indicate that, as of June 30, 2025, we remain liability sensitive. The liability sensitivity is due to the fact that there are more liabilities than assets subject to repricing as market rates change.

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

The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:

	Estimated Percent Change in Economic Value of Equity ("EVE")
Rate Changes (basis points)	June 30, 2025	December 31, 2024
-100	(0.30)%	0.40%
+100	(0.50)	(1.30)
+200	(1.70)	(3.60)
+300	(2.30)	(4.70)

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

(b) Change in internal controls:

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table includes information with respect to repurchases of the Company’s Common Stock during the three-month period ended June 30, 2025 under the Company’s share repurchase program.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2025 - April 30, 2025	14,626	$28.86	14,626	205,450
May 1, 2025 - May 31, 2025	—	—	—	205,450
June 1, 2025 - June 30, 2025	—	—	—	205,450
Total	14,626	$28.86	14,626

(1) On December 19, 2018, the Company’s Board of Directors authorized a share repurchase program of up to 400,000 shares of the Company’s Common Stock (the "Prior Plan"). On October 27, 2021, the Company's Board of Directors authorized the repurchase of an additional 200,000 shares under the Prior Plan. To date, the Company has purchased 535,802 shares of the Company’s common stock pursuant to the Prior Plan.

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

101
The following materials from Bankwell Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2025, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatting in Inline XBRL and contained in Exhibit 101)
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankwell Financial Group, Inc.
Date: August 6, 2025	/s/ Christopher R. Gruseke
Christopher R. Gruseke
Chief Executive Officer

Date: August 6, 2025	/s/ Courtney E. Sacchetti
Courtney E. Sacchetti
Executive Vice President and Chief
Financial Officer
(Principal Financial Officer)