Form 10-Q
period 2025-09-30
Bankwell Financial Group, Inc.
filed 2025-11-05
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

or

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

As of October 31, 2025, there were 7,877,443 shares of the registrant’s common stock outstanding.

Bankwell Financial Group, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
Bankwell Financial Group, Inc.
Consolidated Balance Sheets - (unaudited)
(In thousands, except share data)

	September 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$289,628	$293,552
Federal funds sold	5,732	13,972
Cash and cash equivalents	295,360	307,524

Investment securities
Marketable equity securities, at fair value	2,223	2,118
Available for sale investment securities, at fair value	96,473	107,428
Held to maturity investment securities, at amortized cost (fair values of $30,793 and $36,691 at September 30, 2025 and December 31, 2024, respectively)	29,538	36,553
Total investment securities	128,234	146,099

Loans receivable (net of ACL-Loans of $29,984 at September 30, 2025 and $29,007 at December 31, 2024, respectively)	2,684,016	2,672,959
Other real estate owned	1,284	8,299
Accrued interest receivable	15,633	14,535
Federal Home Loan Bank stock, at cost	4,951	5,655
Premises and equipment, net	22,387	23,856
Bank-owned life insurance	53,846	52,791
Goodwill	2,589	2,589
Deferred income taxes, net	9,027	9,742
Other assets	26,636	24,427
Total assets	$3,243,963	$3,268,476
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$397,408	$321,875
Interest bearing deposits	2,360,007	2,465,695
Total deposits	2,757,415	2,787,570

Advances from the Federal Home Loan Bank	75,000	90,000
Subordinated debentures (face value of $70,000 and $70,000 at September 30, 2025 and December 31, 2024, respectively, less unamortized debt issuance costs of $364 and $549 at September 30, 2025 and December 31, 2024, respectively)	69,636	69,451
Accrued expenses and other liabilities	49,121	50,935
Total liabilities	2,951,172	2,997,956
Commitments and contingencies
Shareholders' equity
Common stock, no par value; 10,000,000 shares authorized, 7,877,443 and 7,859,873 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	119,353	119,108
Retained earnings	174,008	152,656
Accumulated other comprehensive loss	(570)	(1,244)
Total shareholders' equity	292,791	270,520

Total liabilities and shareholders' equity	$3,243,963	$3,268,476

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Income – (unaudited)
(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest and dividend income
Interest and fees on loans	$46,328	$43,596	$133,931	$129,981
Interest and dividends on securities	1,410	1,390	4,333	3,710
Interest on cash and cash equivalents	2,853	3,205	9,453	10,460
Total interest and dividend income	50,591	48,191	147,717	144,151

Interest expense
Interest expense on deposits	22,585	25,579	70,440	75,618
Interest expense on borrowings	2,019	1,895	5,288	5,450
Total interest expense	24,604	27,474	75,728	81,068

Net interest income	25,987	20,717	71,989	63,083

Provision for credit losses	372	6,296	424	18,162

Net interest income after provision for credit losses	25,615	14,421	71,565	44,921

Noninterest income
Bank-owned life insurance	359	346	1,055	1,008
Service charges and fees	779	575	2,055	1,374
Gains and fees from sales of loans	1,372	133	2,894	499
Other	(15)	102	8	(127)
Total noninterest income	2,495	1,156	6,012	2,754

Noninterest expense
Salaries and employee benefits	7,995	6,223	22,568	18,690
Occupancy and equipment	2,469	2,334	7,549	6,894
Professional services	1,412	1,142	4,573	3,196
Data processing	633	851	2,230	2,346
Director fees	333	292	1,014	1,498
FDIC insurance	610	853	2,073	2,488
Marketing	140	73	500	277
Other	1,039	1,097	2,811	3,018
Total noninterest expense	14,631	12,865	43,318	38,407
Income before income tax expense	13,479	2,712	34,259	9,268
Income tax expense	3,401	786	8,205	2,461
Net income	$10,078	$1,926	$26,054	$6,807

Earnings Per Common Share:
Basic	$1.28	$0.24	$3.33	$0.86
Diluted	$1.27	$0.24	$3.29	$0.86

Weighted Average Common Shares Outstanding:
Basic	7,774,887	7,715,040	7,741,244	7,708,768
Diluted	7,844,785	7,720,895	7,819,609	7,731,454
Dividends per common share	$0.20	$0.20	$0.60	$0.60

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Comprehensive Income (Loss) – (unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$10,078	$1,926	$26,054	$6,807
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains on available for sale securities	585	2,684	2,441	2,866
Reclassification adjustment for gains realized in net income	—	—	—	—
Net change in unrealized gains	585	2,684	2,441	2,866
Income tax expense	(141)	(634)	(577)	(628)
Unrealized gains on securities, net of tax	444	2,050	1,864	2,238
Unrealized losses on interest rate swaps:
Unrealized losses on interest rate swaps	(148)	(2,429)	(1,559)	(3,012)
Income tax benefit	37	575	369	678
Unrealized losses on interest rate swaps, net of tax	(111)	(1,854)	(1,190)	(2,334)
Total other comprehensive income (loss), net of tax	333	196	674	(96)
Comprehensive income	$10,411	$2,122	$26,728	$6,711

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders' Equity - (unaudited)
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at June 30, 2025	7,873,387	$118,698	$165,495	$(903)	$283,290
Net income	—	—	10,078	—	10,078
Other comprehensive income, net of tax	—	—	—	333	333
Cash dividends declared ($0.20 per share)	—	—	(1,565)	—	(1,565)
Stock-based compensation expense	—	655	—	—	655
Forfeitures of restricted stock	(2,119)	—	—	—	—
Issuance of restricted stock	6,175	—	—	—	—
Balance at September 30, 2025	7,877,443	$119,353	$174,008	$(570)	$292,791

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at June 30, 2024	7,866,499	$118,037	$150,895	$(1,956)	$266,976
Net income	—	—	1,926	—	1,926
Other comprehensive income, net of tax	—	—	—	196	196
Cash dividends declared ($0.20 per share)	—	—	(1,564)	—	(1,564)
Stock-based compensation expense	—	623	—	—	623
Forfeitures of restricted stock	(1,562)	—	—	—	—
Issuance of restricted stock	3,306	—	—	—	—
Repurchase of common stock	(9,670)	(231)	—	—	(231)
Balance at September 30, 2024	7,858,573	$118,429	$151,257	$(1,760)	$267,926

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders' Equity - (unaudited)
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2024	7,859,873	$119,108	$152,656	$(1,244)	$270,520
Net income	—	—	26,054	—	26,054
Other comprehensive income, net of tax	—	—	—	674	674
Cash dividends declared ($0.60 per share)	—	—	(4,702)	—	(4,702)
Stock-based compensation expense	—	1,579	—	—	1,579
Forfeitures of restricted stock	(16,829)	—	—	—	—
Issuance of restricted stock	78,949	—	—	—	—
Repurchase of common stock	(44,550)	(1,334)	—	—	(1,334)
Balance at September 30, 2025	7,877,443	$119,353	$174,008	$(570)	$292,791

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2023	7,882,616	$118,247	$149,169	$(1,664)	$265,752
Net income	—	—	6,807	—	6,807
Other comprehensive (loss), net of tax	—	—	—	(96)	(96)
Cash dividends declared ($0.60 per share)	—	—	(4,719)	—	(4,719)
Stock-based compensation expense	—	2,319	—	—	2,319
Forfeitures of restricted stock	(4,262)	—	—	—	—
Issuance of restricted stock	66,209	—	—	—	—
Repurchase of common stock	(85,990)	(2,137)	—	—	(2,137)
Balance at September 30, 2024	7,858,573	$118,429	$151,257	$(1,760)	$267,926

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows – (unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$26,054	$6,807
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on investment securities	76	131
Provision for credit losses	424	18,162
(Credit) provision for deferred income taxes	(48)	132
Change in fair value of marketable equity securities	(54)	(33)
Depreciation and amortization	3,014	2,805
Amortization of debt issuance costs	185	185
Increase in cash surrender value of bank-owned life insurance	(1,055)	(1,008)
Gains and fees from sales of loans	(2,894)	(499)
Stock-based compensation	1,581	2,319
Loss on sale of other real estate owned, net	103	—
Change in other real estate owned	(140)	—
Net change in:
Deferred tax assets	554	—
Deferred loan fees	267	(1,458)
Accrued interest receivable	(1,099)	148
Other assets	(5,000)	(4,097)
Accrued expenses and other liabilities	(1,242)	(7,973)
Net cash provided by operating activities	20,726	15,621

Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	3,307	3,743
Proceeds from principal repayments on held to maturity securities	177	82
Net proceeds from sales and calls of available for sale securities	20,000	—
Net proceeds from calls of held to maturity securities	7,500	—
Purchases of marketable equity securities	(51)	(46)
Purchases of available for sale securities	(10,006)	—
Purchases of held to maturity securities	(643)	(19,289)
Net (increase) decrease in loans	(36,507)	73,376
Proceeds from sales of loans	26,364	4,662
Purchases of premises and equipment, net	(879)	(567)
Reduction of Federal Home Loan Bank stock	704	41
Proceeds from the sale of other real estate owned	8,335	—
Net cash provided by investing activities	18,301	62,002

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows - (unaudited) (Continued)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from financing activities
Net change in time certificates of deposit	$(89,217)	$76,044
Net change in other deposits	59,062	(124,631)
Payments on FHLB advances	(125,000)	—
Proceeds on FHLB advances	110,000	—
Dividends paid on common stock	(4,702)	(4,719)
Repurchase of common stock	(1,334)	(2,137)
Net cash used in financing activities	(51,191)	(55,443)
Net (decrease) increase in cash and cash equivalents	(12,164)	22,180
Cash and cash equivalents:
Beginning of year	307,524	269,157
End of period	$295,360	$291,337
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$75,731	$82,911
Income taxes	5,410	5,274
Noncash investing and financing activities:
Loans transferred to other real estate owned	$1,284	$—
Net change in unrealized gains or losses on available for sale securities	2,441	2,866
Net change in unrealized gains or losses on interest rate swaps	(1,559)	(3,012)
Transfer of loans from held-for-investment to held-for-sale	23,471	4,163

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

Significant Concentrations of Credit Risk

Many of the Company's activities are with clients located in Connecticut and New York, with the majority of the Company's commercial real estate investor loans in Connecticut and some New York metro area counties. Declines in property values in these areas could significantly impact the Company. The Company maintains a significant portfolio of commercial real estate loans, with an increasing share being owner-occupied properties, which typically carry a lower risk profile.

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

To account for economic uncertainty, the Company incorporates multiple economic scenarios in determining the ACL. The scenarios include variables such as Gross Domestic Product, interest rates, property price indices, and employment measures, among others. The scenarios are probability-weighted based on available information at the time the calculation is conducted. As part of our ongoing governance of ACL, scenario weightings and model parameters are reviewed periodically by management and are subject to change, as deemed appropriate.

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

When loans do not share risk characteristics with other financial assets they are evaluated individually. Management applies its normal loan review procedures in making these judgments. Individually evaluated loans consist of loans with credit quality indicators which are substandard or doubtful. The Company also individually evaluates all insurance premium loans. While insurance premium loans are technically consumer loans, the third-party Consumer ACL model is designed for unsecured lending, whereas these loans are secured. To account for the fully secured structure of this type of loan, management determined each loan will be individually evaluated, regardless of the credit quality indicators. These loans are evaluated based upon their collateral, which primarily consists of cash, cash surrender value of life insurance, and in some cases real estate. In determining the ACL-Loans for individually evaluated loans, the Company generally applies a discounted cash flow method for instruments that are individually assessed. For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable and where the borrower is experiencing financial difficulty, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. Fair value is generally calculated based on the value of the underlying collateral less an appraisal discount and the estimated cost to sell.

ACL-Securities

The Company individually evaluates the available for sale debt securities and held to maturity securities for impairment credit losses. Available for sale securities include U.S. Treasuries, mortgage-backed securities, and corporate bonds. U.S. Treasuries and mortgaged-backed securities are guaranteed by the U.S. Government and as a result, management has a zero loss expectation. No ACL-Securities was recorded for these securities as of September 30, 2025. For the corporate bond portfolio, the Company developed a metric that includes each issuer’s current credit ratings and key financial performance metrics to assess the underlying performance of each issuer. The analysis of the issuers’ performance and the intent of the Company to retain these securities support the determination that there is no expected credit loss, and therefore, no ACL-Securities were recognized on the corporate bond portfolio as of September 30, 2025. Of our held to maturity securities portfolio, four securities fair values were less than each such security's amortized cost as of September 30, 2025. Since these are highly rated state agency and municipal obligations, the Company's expectation of nonpayment of the amortized cost basis is zero. No allowance for ACL-Securities was recorded for these securities as of September 30, 2025.

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

2. Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at September 30, 2025 were as follows:

	September 30, 2025
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Less than one year	$20,083	$4	$(199)	$19,888
Due from one through five years	47,184	102	(840)	46,446
Due from five through ten years	18,009	—	(862)	17,147
Due after ten years	1,770	—	(114)	1,656
Total U.S. Government and agency obligations	87,046	106	(2,015)	85,137
Corporate bonds
Due from one through five years	2,000	—	(21)	1,979
Due from five through ten years	10,000	—	(643)	9,357
Due after ten years	—	—	—	—
Total corporate bonds	12,000	—	(664)	11,336

Total available for sale securities	$99,046	$106	$(2,679)	$96,473

Held to maturity securities:
State agency and municipal obligations
Less than one year	$—	$—	$—	$—
Due from five through ten years	2,775	87	—	2,862
Due after ten years	26,763	1,493	(325)	27,931
Government-sponsored mortgage backed securities
No contractual maturity	—	—	—	—
Total held to maturity securities	$29,538	$1,580	$(325)	$30,793

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

There was one sale and no sales of investment securities during the nine months ended September 30, 2025 or 2024, respectively.

At September 30, 2025 and December 31, 2024, none of the Company's securities were pledged as collateral with the Federal Home Loan Bank ("FHLB") or any other institution.

As of September 30, 2025 and December 31, 2024, the actual durations of the Company's available for sale securities were significantly shorter than the stated maturities.

As of September 30, 2025, the Company held marketable equity securities with a fair value of $2.2 million and an amortized cost of $2.3 million. At December 31, 2024, the Company held marketable equity securities with a fair value of $2.1 million and an amortized cost of $2.3 million. These securities represent an investment in mutual funds that have an objective to make investments for Community Reinvestment Act ("CRA") purposes.

The following tables provide information regarding available for sale securities and held to maturity securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2025 and December 31, 2024:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)

September 30, 2025
U.S. Government and agency obligations	$—	$—	—%	$55,029	$(2,015)	3.53%	$55,029	$(2,015)	3.53%
Corporate bonds	—	—	—	11,336	(664)	5.54	11,336	(664)	5.54
State agency and municipal obligations	—	—	—	7,546	(325)	4.13	7,546	(325)	4.13
Total investment securities	$—	$—	—%	$73,911	$(3,004)	3.91%	$73,911	$(3,004)	3.91%

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)

December 31, 2024
U.S. Government and agency obligations	$—	$—	—%	$81,579	$(3,927)	4.59%	$81,579	$(3,927)	4.59%
Corporate bonds	—	—	—	15,846	(1,154)	6.79	15,846	(1,154)	6.79
State agency and municipal obligations	7,361	(254)	(3.33)	3,802	(836)	18.03	11,163	(1,090)	8.89
Total investment securities	$7,361	$(254)	(3.33)%	$101,227	$(5,917)	5.52%	$108,588	$(6,171)	5.38%

There were thirty-one and thirty-seven available for sale securities or held to maturity securities as of September 30, 2025 and December 31, 2024, respectively, in which the fair value of the security was less than the amortized cost of the security.

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

The Company has the intent and ability to retain its investment securities in an unrealized loss position at September 30, 2025 until the decline in value has recovered or the security has matured.

3. Loans Receivable and ACL-Loans

The following table sets forth a summary of the loan portfolio at September 30, 2025 and December 31, 2024:

(In thousands)	September 30, 2025	December 31, 2024
Real estate loans:
Residential	$33,625	$42,766
Commercial	1,897,896	1,899,134
Construction	170,888	173,555
	2,102,409	2,115,455

Commercial business	552,682	515,125

Consumer	63,098	75,308
Total loans	2,718,189	2,705,888

ACL-Loans	(29,984)	(29,007)
Deferred loan origination fees, net	(4,189)	(3,922)
Loans receivable, net	$2,684,016	$2,672,959

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

ACL-Loans

The following tables set forth the activity in the Company’s ACL-Loans for the three and nine months ended September 30, 2025 and 2024, by portfolio segment:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended September 30, 2025
Beginning balance	$65	$19,292	$2,904	$5,526	$1,469	$29,256
Charge-offs	—	—	—	(14)	(46)	(60)
Recoveries	—	270	—	86	12	368
(Credit) provision for credit losses	(7)	776	(356)	174	(167)	420
Ending balance	$58	$20,338	$2,548	$5,772	$1,268	$29,984

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended September 30, 2024
Beginning balance	$123	$22,473	$2,272	$10,647	$568	$36,083
Charge-offs	—	(8,184)	(616)	(7,010)	(17)	(15,827)
Recoveries	—	1,013	—	(34)	1	980
(Credit) provision for credit losses	(21)	6,676	(51)	(83)	(5)	6,516
Ending balance	$102	$21,978	$1,605	$3,520	$547	$27,752

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Nine Months Ended September 30, 2025
Beginning balance	$94	$21,838	$2,059	$4,070	$946	$29,007
Charge-offs	—	(67)	—	(29)	(83)	(179)
Recoveries	—	270	—	202	58	530
(Credit) provision for credit losses	(36)	(1,703)	489	1,529	347	626
Ending balance	$58	$20,338	$2,548	$5,772	$1,268	$29,984

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Nine Months Ended September 30, 2024
Beginning balance	$149	$20,950	$1,699	$4,562	$586	$27,946
Charge-offs	(141)	(12,012)	(616)	(7,207)	(78)	(20,054)
Recoveries	141	1,126	—	(7)	18	1,278
(Credit) provision for credit losses	(47)	11,914	522	6,172	21	18,582
Ending balance	$102	$21,978	$1,605	$3,520	$547	$27,752

We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purpose of the tables below. The following tables present loans by origination and risk designation as of September 30, 2025 and December 31, 2024 (dollars in thousands):

Term Loans
Amortized Cost Balances by Origination Year as of September 30, 2025
	2025	2024	2023	2022	2021	Prior	Total
Residential Real Estate Loans
Pass	$—	$—	$—	$—	$—	$30,700	$30,700
Special Mention	—	—	—	—	—	288	288
Substandard	—	—	—	—	—	2,796	2,796
Doubtful	—	—	—	—	—	—	—
Total Residential Real Estate Loans	$—	$—	$—	$—	$—	$33,784	$33,784
Residential Real Estate charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate Loans
Pass	$298,830	$107,341	$105,173	$585,829	$228,367	$496,916	$1,822,456
Special Mention	—	20,680	—	44,219	—	1,757	66,656
Substandard	—	—	—	580	8,661	5,406	14,647
Doubtful	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$298,830	$128,021	$105,173	$630,628	$237,028	$504,079	$1,903,759
Commercial Real Estate charge-off
Current period charge-offs	$—	$—	$—	$—	$67	$—	$67

Construction Loans
Pass	$28,065	$35,272	$50,499	$9,134	$29,148	$—	$152,118
Special Mention	—	—	—	19,643	—	—	19,643
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Construction Loans	$28,065	$35,272	$50,499	$28,777	$29,148	$—	$171,761
Construction charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Business Loans
Pass	$164,264	$99,325	$83,587	$135,384	$41,491	$25,456	$549,507
Special Mention	—	—	7	3,486	—	12	3,505
Substandard	—	—	43	—	1,716	182	1,941
Doubtful	—	—	—	—	—	—	—
Total Commercial Business Loans	$164,264	$99,325	$83,637	$138,870	$43,207	$25,650	$554,953
Commercial Business charge-off
Current period charge-offs	$29	$—	$—	$—	$—	$—	$29

Consumer Loans
Pass	$16,208	$11,310	$6,042	$28,794	$—	$43	$62,397
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Consumer Loans	$16,208	$11,310	$6,042	$28,794	$—	$43	$62,397
Consumer charge-off
Current period charge-offs	$83	$—	$—	$—	$—	$—	$83

Total Loans
Pass	$507,367	$253,248	$245,301	$759,141	$299,006	$553,115	$2,617,178
Special Mention	—	20,680	7	67,348	—	2,057	90,092
Substandard	—	—	43	580	10,377	8,384	19,384
Doubtful	—	—	—	—	—	—	—
Total Loans	$507,367	$273,928	$245,351	$827,069	$309,383	$563,556	$2,726,654
Total charge-off
Current period charge-offs	$112	$—	$—	$—	$67	$—	$179

Term Loans
Amortized Cost Balances by Origination Year as of December 31, 2024
	2024	2023	2022	2021	2020	Prior	Total
Residential Real Estate Loans
Pass	$—	$—	$—	$—	$—	$39,560	$39,560
Special Mention	—	—	—	—	—	366	366
Substandard	—	—	—	—	—	3,069	3,069
Doubtful	—	—	—	—	—	—	—
Total Residential Real Estate Loans	$—	$—	$—	$—	$—	$42,995	$42,995
Residential Real Estate charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$141	$141

Commercial Real Estate Loans
Pass	$162,303	$101,201	$680,359	$241,000	$95,277	$486,897	$1,767,037
Special Mention	—	18,357	43,286	29,792	—	1,982	93,417
Substandard	—	—	27,081	9,194	5,488	1,610	43,373
Doubtful	—	—	—	—	—	1,400	1,400
Total Commercial Real Estate Loans	$162,303	$119,558	$750,726	$279,986	$100,765	$491,889	$1,905,227
Commercial Real Estate charge-off
Current period charge-offs	$—	$—	$—	$522	$8,184	$4,405	$13,111

Construction Loans
Pass	$10,086	$47,301	$63,476	$53,529	$—	$—	$174,392
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Construction Loans	$10,086	$47,301	$63,476	$53,529	$—	$—	$174,392
Construction charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$1,771	$1,771

Commercial Business Loans
Pass	$143,267	$98,718	$179,999	$49,351	$5,708	$26,413	$503,456
Special Mention	—	665	3,454	1,949	—	20	6,088
Substandard	133	344	224	6,983	—	—	7,684
Doubtful	—	—	—	—	—	53	53
Total Commercial Business Loans	$143,400	$99,727	$183,677	$58,283	$5,708	$26,486	$517,281
Commercial Business charge-off
Current period charge-offs	$—	$—	$7,664	$245	$—	$—	$7,909

Consumer Loans
Pass	$32,295	$9,051	$33,369	$—	$—	$49	$74,764
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Consumer Loans	$32,295	$9,051	$33,369	$—	$—	$49	$74,764
Consumer charge-off
Current period charge-offs	$28	$—	$—	$56	$—	$—	$84

Total Loans
Pass	$347,951	$256,271	$957,203	$343,880	$100,985	$552,919	$2,559,209
Special Mention	—	19,022	46,740	31,741	—	2,368	99,871
Substandard	133	344	27,305	16,177	5,488	4,679	54,126
Doubtful	—	—	—	—	—	1,453	1,453
Total Loans	$348,084	$275,637	$1,031,248	$391,798	$106,473	$561,419	$2,714,659
Total charge-off
Current period charge-offs	$28	$—	$7,664	$823	$8,184	$6,317	$23,016

Loans evaluated for impairment and the related ACL-Loans as of September 30, 2025 and December 31, 2024 were as follows:

	Portfolio	ACL-Loans
	(In thousands)
September 30, 2025
Loans individually evaluated for impairment:
Residential real estate	$2,782	$—
Commercial real estate	14,667	—
Construction	—	—
Commercial business	1,910	—
Consumer	28,788	—
Subtotal	48,147	—
Loans collectively evaluated for impairment:
Residential real estate	30,843	58
Commercial real estate	1,883,229	20,338
Construction	170,888	2,548
Commercial business	550,772	5,772
Consumer	34,310	1,268
Subtotal	2,670,042	29,984

Total	$2,718,189	$29,984

	Portfolio	ACL-Loans
	(In thousands)
December 31, 2024
Loans individually evaluated for impairment:
Residential real estate	$3,052	$—
Commercial real estate	44,814	—
Construction	—	—
Commercial business	7,672	—
Consumer	58,363	—
Subtotal	113,901	—
Loans collectively evaluated for impairment:
Residential real estate	39,714	94
Commercial real estate	1,854,320	21,838
Construction	173,555	2,059
Commercial business	507,453	4,070
Consumer	16,945	946
Subtotal	2,591,987	29,007

Total	$2,705,888	$29,007

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

The following tables present credit risk ratings by loan segment as of September 30, 2025 and December 31, 2024:

	Commercial Credit Quality Indicators
	September 30, 2025				December 31, 2024
	Commercial Real Estate	Construction	Commercial Business	Total	Commercial Real Estate	Construction	Commercial Business	Total
	(In thousands)
Pass	$1,816,881	$151,368	$547,294	$2,515,543	$1,767,482	$173,555	$501,432	$2,442,469
Special Mention	66,348	19,520	3,478	89,346	86,838	—	6,020	92,858
Substandard	14,667	—	1,910	16,577	43,413	—	7,619	51,032
Doubtful	—	—	—	—	1,401	—	54	1,455
Loss	—	—	—	—	—	—	—	—
Total loans	$1,897,896	$170,888	$552,682	$2,621,466	$1,899,134	$173,555	$515,125	$2,587,814

	Residential and Consumer Credit Quality Indicators
	September 30, 2025			December 31, 2024
	Residential Real Estate	Consumer	Total	Residential Real Estate	Consumer	Total
	(In thousands)
Pass	$30,559	$63,098	$93,657	$39,359	$75,308	$114,667
Special Mention	284	—	284	356	—	356
Substandard	2,782	—	2,782	3,051	—	3,051
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total loans	$33,625	$63,098	$96,723	$42,766	$75,308	$118,074

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

The following tables set forth certain information with respect to the Company's loan portfolio delinquencies by portfolio segment as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$121	$—	$—	$121	$33,504	$33,625
Commercial real estate	—	—	14,667	14,667	1,883,229	1,897,896
Construction	—	—	—	—	170,888	170,888
Commercial business	253	4,005	1,686	5,944	546,738	552,682
Consumer	—	10	—	10	63,088	63,098
Total loans	$374	$4,015	$16,353	$20,742	$2,697,447	$2,718,189

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$130	$226	$652	$1,008	$41,758	$42,766
Commercial real estate	359	—	35,585	35,944	1,863,190	1,899,134
Construction	—	—	—	—	173,555	173,555
Commercial business	4	11	7,143	7,158	507,967	515,125
Consumer	—	—	—	—	75,308	75,308
Total loans	$493	$237	$43,380	$44,110	$2,661,778	$2,705,888

There were no loans delinquent greater than 90 days and still accruing interest as of September 30, 2025 or December 31, 2024.

Loans on nonaccrual status

The following is a summary of nonaccrual loans by portfolio segment as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(In thousands)
Residential real estate	$570	$791
Commercial real estate	14,667	44,814
Commercial business	1,729	7,672
Construction	—	—
Consumer	—	—
Total	$16,966	$53,277

Interest income on loans that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the nine months ended September 30, 2025 and 2024 was $1.3 million and $3.0 million, respectively.

At September 30, 2025 and December 31, 2024, there were no commitments to lend additional funds to any borrower on nonaccrual status. Nonaccrual loans with no specific reserve totaled $17.0 million and $53.3 million at September 30, 2025 and December 31, 2024, respectively, as these loans were deemed to be adequately collateralized.

Individually evaluated loans

An individually evaluated loan is generally one for which it is probable, based on current information, that the Company will not collect all the amounts due in accordance with the contractual terms of the loan. Individually evaluated loans are individually evaluated for credit losses.

The Company also individually evaluates all insurance premium loans within the Consumer portfolio segment, irrespective of credit risk ratings.

The following table summarizes individually evaluated loans by portfolio segment as of September 30, 2025 and December 31, 2024.

	Carrying Amount		Unpaid Principal Balance		Associated ACL-Loans
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
	(In thousands)
Individually evaluated loans without a valuation allowance:
Residential real estate	$2,782	$3,052	$3,118	$3,332	$—	$—
Commercial real estate	14,667	44,814	24,223	55,936	—	—
Construction	—	—	—	—	—	—
Commercial business	1,910	7,672	2,713	8,782	—	—
Consumer	28,788	58,363	28,788	58,363	—	—
Total individually evaluated loans without a valuation allowance	48,147	113,901	58,842	126,413	—	—

Individually evaluated loans with a valuation allowance:
Residential real estate	$—	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total individually evaluated loans with a valuation allowance	—	—	—	—	—	—
Total individually evaluated loans	$48,147	$113,901	$58,842	$126,413	$—	$—

The following tables summarize the average carrying amount of individually evaluated loans and interest income recognized on individually evaluated loans by portfolio segment for the three and nine months ended September 30, 2025 and 2024:

	Average Carrying Amount		Interest Income Recognized
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Individually evaluated loans without a valuation allowance:
Residential real estate	$2,805	$3,606	$72	$52
Commercial real estate	15,805	52,072	27	287
Commercial business	3,057	13,703	168	128
Construction	—	9,176	—	—
Consumer	31,755	26,477	353	363
Total individually evaluated loans without a valuation allowance	53,422	105,034	620	830
Individually evaluated loans with a valuation allowance:
Residential real estate	$—	$—	$—	$—
Commercial real estate	—	—	—	—
Commercial business	—	629	—	11
Construction	—	—	—	—
Consumer	—	—	—	—
Total individually evaluated loans with a valuation allowance	—	629	—	11
Total individually evaluated loans	$53,422	$105,663	$620	$841

	Average Carrying Amount		Interest Income Recognized
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Individually evaluated loans without a valuation allowance:
Residential real estate	$2,952	$3,640	$175	$142
Commercial real estate	17,112	54,621	157	1,674
Commercial business	6,004	15,280	240	1,615
Construction	—	9,313	—	—
Consumer	42,164	26,052	1,128	1,050
Total individually evaluated loans without a valuation allowance	68,232	108,906	1,700	4,481
Individually evaluated loans with a valuation allowance:
Residential real estate	$—	$—	$—	$—
Commercial real estate	—	—	—	—
Commercial business	—	647	—	38
Construction	—	—	—	—
Consumer	—	—	—	—
Total individually evaluated loans with a valuation allowance	—	647	—	38
Total individually evaluated loans	$68,232	$109,553	$1,700	$4,519

Loan Modifications

A loan will be considered modified as defined by ASC 326 when both of the following conditions are met: 1) the borrower is experiencing financial difficulties and 2) the modification constitutes a direct change in contractual cash flows for a significant period of time. Modified terms are dependent upon the financial position and needs of the individual borrower.

There were two new loan modifications reportable under ASC 326 for $0.2 million at September 30, 2025. There was one new loan modification reportable under ASC 326 for $4.0 million at December 31, 2024. There were no nonaccrual modified loans at September 30, 2025. There was one nonaccrual modified loan at December 31, 2024. There were no loans modified that re-defaulted at September 30, 2025 and December 31, 2024.

Allowance for credit losses (ACL)-Unfunded Commitments

The Company has recorded ACL-Unfunded Commitments in Accrued expenses and other liabilities. The provision is recorded within the Provision for credit losses on the Company’s Consolidated Statements of Income. The following table presents a roll forward of the ACL-Unfunded Commitments for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Balance at beginning of period	$602	$726	$756	$926
(Credit) for credit losses (unfunded commitments)	(48)	(220)	(202)	(420)
Balance at end of period	$554	$506	$554	$506

Components of Provision for Credit Losses

The following table summarizes the Provision for credit losses for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
(Credit) provision for credit losses (loans)	$420	$6,516	$626	$18,582
(Credit) for credit losses (unfunded commitments)	(48)	(220)	(202)	(420)
Provision for credit losses	$372	$6,296	$424	$18,162

4. Shareholders' Equity

Common Stock

The Company has 10,000,000 shares authorized and 7,877,443 shares issued and outstanding at September 30, 2025 and 10,000,000 shares authorized and 7,859,873 shares issued and outstanding at December 31, 2024. The Company's stock is traded on the Nasdaq Global Market under the ticker symbol BWFG.

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

The Company intends to accomplish the share repurchases through open market transactions, though the Company could accomplish repurchases through other means, such as privately negotiated transactions. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The share repurchase plan does not obligate the Company to acquire any particular amount of Common Stock, and it may be modified or suspended at any time at the Company's discretion. During the nine months ended September 30, 2025, the Company purchased 44,550 shares of its Common Stock at a weighted average price of $29.93 per share.

5. Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives. The Company's derivative instruments are utilized to manage economic risks, including interest rate risk. Changes in fair value of the Company's cash flow swap derivatives are primarily driven by changes in interest rates and recognized in other comprehensive income. The Company’s total comprehensive income or loss for the three and nine months ended September 30, 2025 and September 30, 2024 is reported in the Consolidated Statements of Comprehensive Income.

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax for the three and nine months ended September 30, 2025 and September 30, 2024:

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at June 30, 2025	$(2,412)	$1,509	$(903)
Other comprehensive income (loss) before reclassifications, net of tax	444	(33)	411
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	—	(78)	(78)
Net other comprehensive income (loss)	444	(111)	333
Balance at September 30, 2025	$(1,968)	$1,398	$(570)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at June 30, 2024	$(5,622)	$3,666	$(1,956)
Other comprehensive income (loss) before reclassifications, net of tax	2,050	(1,338)	712
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	—	(516)	(516)
Net other comprehensive income (loss)	2,050	(1,854)	196
Balance at September 30, 2024	$(3,572)	$1,812	$(1,760)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2024	$(3,832)	$2,588	$(1,244)
Other comprehensive income (loss) before reclassifications, net of tax	1,864	(501)	1,363
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	—	(689)	(689)
Net other comprehensive income (loss)	1,864	(1,190)	674
Balance at September 30, 2025	$(1,968)	$1,398	$(570)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2023	$(5,810)	$4,146	$(1,664)
Other comprehensive income (loss) before reclassifications, net of tax	2,238	357	2,595
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	—	(2,691)	(2,691)
Net other comprehensive income (loss)	2,238	(2,334)	(96)
Balance at September 30, 2024	$(3,572)	$1,812	$(1,760)

The following table provides information for the items reclassified from accumulated other comprehensive income or loss:

Accumulated Other Comprehensive Income Components	Three Months Ended September 30,		Nine Months Ended June 30,		Associated Line Item in the Consolidated Statements of Income
	2025	2024	2025	2024
	(In thousands)
Derivatives:
Unrealized gains on derivatives	$103	$1,087	$902	$3,601	Interest expense on borrowings
Tax expense	(24)	(257)	(213)	(908)	Income tax expense
Net of tax	$79	$830	$689	$2,693

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

The following table is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Net income	$10,078	$1,926	$26,054	$6,807
Dividends to participating securities(1)	26	(38)	79	(117)
Undistributed earnings allocated to participating securities(1)	(142)	(9)	(386)	(53)
Net income for earnings per share calculation	$9,962	$1,879	$25,747	$6,637

Weighted average shares outstanding, basic	7,774,887	7,715,040	7,741,244	7,708,768
Effect of dilutive equity-based awards(2)	69,898	5,855	78,365	22,686
Weighted average shares outstanding, diluted	7,844,785	7,720,895	7,819,609	7,731,454
Net earnings per common share:
Basic earnings per common share	$1.28	$0.24	$3.33	$0.86
Diluted earnings per common share	$1.27	$0.24	$3.29	$0.86
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

As of September 30, 2025, the Bank and Company met all capital adequacy requirements to which they are subject. There are no conditions or events since then that management believes have changed this conclusion.

The capital amounts and ratios for the Bank and the Company at September 30, 2025 and December 31, 2024 were as follows:

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
September 30, 2025
Common Equity Tier 1 Capital to Risk-Weighted Assets	$344,557	12.39%	$194,736	7.00%	$180,826	6.50%
Tier I Capital to Risk-Weighted Assets	344,557	12.39%	236,465	8.50%	222,555	8.00%
Total Capital to Risk-Weighted Assets	375,092	13.48%	292,104	10.50%	278,194	10.00%
Tier I Capital to Average Assets	344,557	10.71%	128,709	4.00%	160,886	5.00%
			Minimum Regulatory Capital Required for Capital Adequacy		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Financial Group, Inc.
September 30, 2025
Common Equity Tier 1 Capital to Risk-Weighted Assets	$289,955	10.39%	$125,580	4.50%	$181,394	6.50%
Tier I Capital to Risk-Weighted Assets	289,955	10.39%	167,440	6.00%	223,254	8.00%
Total Capital to Risk-Weighted Assets	390,125	13.98%	223,254	8.00%	279,067	10.00%
Tier I Capital to Average Assets	289,955	8.99%	128,953	4.00%	161,191	5.00%

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
December 31, 2024
Common Equity Tier 1 Capital to Risk-Weighted Assets	$325,296	11.64%	$195,690	7.00%	$181,712	6.50%
Tier I Capital to Risk-Weighted Assets	325,296	11.64%	237,623	8.50%	223,645	8.00%
Total Capital to Risk-Weighted Assets	355,058	12.70%	296,535	10.50%	279,557	10.00%
Tier I Capital to Average Assets	325,296	10.09%	128,998	4.00%	161,248	5.00%
			Minimum Regulatory Capital Required for Capital Adequacy		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Financial Group, Inc.
December 31, 2024
Common Equity Tier 1 Capital to Risk-Weighted Assets	$268,733	9.60%	$126,030	4.50%	$182,043	6.50%
Tier I Capital to Risk-Weighted Assets	268,733	9.60%	168,040	6.00%	224,053	8.00%
Total Capital to Risk-Weighted Assets	367,946	13.14%	224,053	8.00%	280,066	10.00%
Tier I Capital to Average Assets	268,733	8.34%	128,943	4.00%	161,179	5.00%

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

Reserve Requirements on Cash

The Bank was not required to maintain a minimum reserve balance in the Federal Reserve Bank (FRB) at September 30, 2025 or December 31, 2024.

8. Deposits

At September 30, 2025 and December 31, 2024, deposits consisted of the following:

	September 30, 2025	December 31, 2024
	(In thousands)
Noninterest bearing demand deposit accounts	$397,408	$321,875
Interest bearing accounts:
NOW	84,736	105,090
Money market	897,387	899,413
Savings	95,242	90,220
Time certificates of deposit	1,282,642	1,370,972
Total interest bearing accounts	2,360,007	2,465,695
Total deposits	$2,757,415	$2,787,570

Maturities of time certificates of deposit as of September 30, 2025 and December 31, 2024 are summarized below:

	September 30, 2025	December 31, 2024
	(In thousands)
2025	$358,789	$1,348,808
2026	919,596	4,887
2027	3,174	1,030
2028	1,025	6,222
2029 and thereafter	58	10,025
Total	$1,282,642	$1,370,972
The aggregate amount of individual certificate accounts with balances of $250,000 or more was approximately $243.2 million at September 30, 2025 and $232.6 million at December 31, 2024.
Brokered certificates of deposits totaled $555.0 million at September 30, 2025 and $651.5 million at December 31, 2024, respectively. Brokered money market accounts totaled $53.7 million at September 30, 2025 and $53.5 million at December 31, 2024, respectively. Certificates of deposits from national listing services were $54.6 million and $109.1 million as of September 30, 2025 and December 31, 2024, respectively. There were no one-way buy Certificate of Deposit Account Registry Service ("CDARS") or one-way buy Insured Cash Sweep Service ("ICS") at September 30, 2025 or December 31, 2024. Brokered deposits are comprised of Brokered CDs, brokered money market accounts, one-way buy CDARS, and one-way buy ICS.
The following table summarizes interest expense on deposits by account type for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
NOW	$124	$44	$311	$133
Money market	8,479	8,597	25,579	26,294
Savings	700	692	2,025	2,093
Time certificates of deposits	13,282	16,246	42,525	47,098
Total interest expense on deposits	$22,585	$25,579	$70,440	$75,618

9. Stock-Based Compensation

Equity award plans

The Company has unvested restricted stock outstanding under two equity award plans, which are collectively referred to as the “Stock Plans”. The current plan under which any future issuances of equity awards will be made is the 2022 Bankwell Financial Group, Inc. Stock Plan, or the “2022 Plan”. All equity awards made under the 2022 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of restricted stock. At September 30, 2025, there were 296,800 shares reserved for future issuance under the 2022 Plan.

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.

The following table presents the activity for restricted stock for the nine months ended September 30, 2025:

	Nine Months Ended September 30, 2025
	Number of Shares		Weighted Average Grant Date Fair Value
Unvested at beginning of period	223,875	(1)	$28.50
Granted	78,949	(2)	31.32
Vested	(101,673)	(3)	32.62
Forfeited	(16,829)		33.14
Unvested at end of period	184,322
(1)    Includes 35,186 shares of performance based restricted stock.
(2)    Includes 34,271 shares of performance based restricted stock.
(3)    Includes 4,136 shares of performance based restricted stock.

The total fair value of restricted stock awards vested during the nine months ended September 30, 2025 was $3.3 million.

The Company's restricted stock expense for the nine months ended September 30, 2025 and September 30, 2024 was $1.6 million and $2.3 million, respectively. At September 30, 2025, there was $3.8 million of unrecognized stock compensation expense for restricted stock, expected to be recognized over a weighted average period of 1.4 years.

Performance Based Restricted Stock: The Company has 52,421 shares of performance based restricted stock outstanding as of September 30, 2025 pursuant to the Company’s Stock Plans. The awards generally vest over a three year service period, provided certain performance metrics are met. The share quantity that ultimately vests can range between 0% and 200%, which is dependent on the degree to which the performance metrics are met. The Company records an expense over the vesting period based on (a) the probability that the performance metrics will be met and (b) the fair market value of the Company’s stock at the date of the grant.

10. Derivative Instruments

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, and duration of its funding along with the use of interest rate derivative financial instruments, namely interest rate swaps. The Company does not use derivatives for speculative purposes. As of September 30, 2025, the Company was a party to one cash flow swap, designated as a hedging instrument, to add stability to interest expense and to manage its exposure to the variability of the future cash flows attributable to the contractually specified interest rate. The notional amount for the swap is $25 million and the Company has entered into a pay-fixed cash flow swap to convert either rolling 90-day Federal Home Loan Bank advances or brokered deposits. Cash flow swaps with a positive fair value are recorded as other assets and cash flow swaps with a negative fair value are recorded as other liabilities on the Consolidated Balance Sheets.

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

The following table represents the carrying value of the portfolio layer method hedged asset and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
	Carrying Value of Hedged Asset		Hedged Items
	(In thousands)
Fixed Rate Asset (1)	$150,239	$150,250	$(11)	$(665)

(1) These amounts include the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. As of September 30, 2025 and December 31, 2024, the amortized cost basis of the closed portfolio used in this hedging relationship was $479.2 million and $529.6 million, the cumulative basis adjustments associated with this hedging relationships was $0.1 million and $2.1 million, respectively. As of September 30, 2025 and December 31, 2024, the amount of the designated hedged item was $150.0 million, respectively.

As of September 30, 2025, the Company has interest rate swaps not designated as hedging instruments, to minimize interest rate risk exposure with loans to clients.

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

Information about derivative instruments at September 30, 2025 and December 31, 2024 is as follows:

	As of September 30, 2025
	Derivative Assets			Derivative Liabilities
	Original Notional Amount	Balance Sheet Location	Fair Value	Original Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swap	$25,000	Other assets	$1,709	$—	Accrued expenses and other liabilities	$—
Fair value swap	$—	Other assets	$—	$150,000	Accrued expenses and other liabilities	$253

Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$38,500	Other assets	$2,970	$38,500	Accrued expenses and other liabilities	$2,970

(1) Represents interest rate swaps with commercial banking clients, which are offset by derivatives with a third party.

Accrued interest receivables related to interest rate swaps as of September 30, 2025 totaled $0.1 million and is excluded from the fair value presented in the table above. The fair value of interest rate swaps in a net asset position, including accrued interest, totaled $1.6 million as of September 30, 2025.

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
The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects to reclassify $0.2 million to reduce interest expense during the next 12 months.
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

Changes in the consolidated statements of comprehensive income (loss) related to interest rate derivatives designated as hedges of cash flows were as follows for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Interest rate swaps designated as cash flow hedges:
Unrealized gain (loss) recognized in accumulated other comprehensive income before reclassifications	$(45)	$(1,342)	$(659)	$589
Amounts reclassified from accumulated other comprehensive income	(103)	(1,087)	(900)	(3,601)
Income tax (expense) benefit on items recognized in accumulated other comprehensive income	37	575	369	678
Other comprehensive income	$(111)	$(1,854)	$(1,190)	$(2,334)

The above unrealized gains and losses are reflective of market interest rates as of the respective balance sheet dates. Generally, a lower interest rate environment will result in a negative impact to comprehensive income whereas a higher interest rate environment will result in a positive impact to comprehensive income.

The following table summarizes the effect of the fair value hedging relationship recognized in the consolidated statements of income for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Gain (loss) on fair value hedging relationship:
Hedged asset	$9	$2,359	$(11)	$499
Fair value derivative designated as hedging instrument	34	(1,942)	138	747
Total gain (loss) recognized in the consolidated statements of income within interest and fees on loans	$43	$417	$127	$1,246

The following tables summarize gross and net information about derivative instruments that are offset in the Consolidated Balance Sheets at September 30, 2025 and December 31, 2024:

	September 30, 2025
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets	$4,765	$—	$4,765	$249	$4,304	$212
(1) Includes accrued interest receivable totaling $85 thousand.

	September 30, 2025
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivative liabilities	$3,266	$—	$3,266	$249	$—	$3,017
(1) Includes accrued interest payable totaling $43 thousand.

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

Financial instruments measured at fair value on a recurring basis

The following table details the financial instruments carried at fair value on a recurring basis at September 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the nine months ended September 30, 2025 and for the year ended December 31, 2024.

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
September 30, 2025:
Marketable equity securities	$2,223	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	59,482	25,656	—
Corporate bonds	—	11,335	—
Derivative asset	—	4,679	—
Derivative liability	—	3,223	—

December 31, 2024:
Marketable equity securities	$2,118	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	63,557	28,025	—
Corporate bonds	—	15,846	—
Derivative asset	—	7,472	—
Derivative liability	—	4,472	—

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

The following table details the financial instruments measured at fair value on a nonrecurring basis at September 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
September 30, 2025:
Individually evaluated loans	$—	$—	$48,147
Servicing asset, net	—	—	853

December 31, 2024:
Individually evaluated loans	$—	$—	$113,901
Servicing asset, net	—	—	558

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at September 30, 2025 and December 31, 2024:

	Fair Value	Valuation Methodology	Unobservable Input	Range
	(Dollars in thousands)
September 30, 2025:
Individually evaluated loans	$16,354	Appraisals	Discount to appraised value	5.00% - 8.00%
	28,788	Appraisals, cash surrender value life insurance, securities, cash held as collateral	Discounts to appraised value and securities value	—% - 8.00%
	3,005	Discounted cash flows	Discount rate	3.38% - 7.91%
	$48,147

Other real estate owned	$1,284	Purchase offer	Not Applicable

Servicing asset, net	$853	Discounted cash flows	Discount rate	10.00%
			Prepayment rate	3.00% - 18.00%
December 31, 2024:
Individually evaluated loans	$45,203	Appraisals	Discount to appraised value	8.00%
	58,363	Appraisals, cash surrender value life insurance, securities, cash held as collateral	Discounts to appraised value and securities value	—% - 8.00%
	10,335	Discounted cash flows	Discount rate	3.38% - 10.25%
	$113,901

Other real estate owned	$8,299	Purchase offer	Not applicable

Servicing asset, net	$558	Discounted cash flows	Discount rate	10.00%
			Prepayment rate	3.00% - 18.00%

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

The carrying values, fair values and placement in the fair value hierarchy of the Company's financial instruments at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$289,628	$289,628	$289,628	$—	$—
Federal funds sold	5,732	5,732	5,732	—	—
Marketable equity securities	2,223	2,223	2,223	—	—
Available for sale securities	96,473	96,473	59,482	36,991	—
Held to maturity securities	29,538	30,793	—	—	30,793
Loans receivable, net	2,684,016	2,686,992	—	—	2,686,992
Accrued interest receivable	15,633	15,633	—	15,633	—
FHLB stock	4,951	4,951	—	4,951	—
Servicing asset, net of valuation allowance	853	853	—	—	853
Derivative asset	4,679	4,679	—	4,679	—
Other real estate owned	1,284	1,284	—	—	1,284

Financial Liabilities:
Noninterest bearing deposits	$397,408	$397,408	$—	$397,408	$—
NOW and money market	982,123	982,123	—	982,123	—
Savings	95,242	95,242	—	95,242	—
Time deposits	1,282,642	1,284,802	—	—	1,284,802
Accrued interest payable	10,476	10,476	—	10,476	—
Advances from the FHLB	75,000	74,999	—	—	74,999
Subordinated debentures	69,636	69,359	—	—	69,359
Servicing liability	—	—	—	—	—
Derivative liability	3,223	3,223	—	3,223	—

	December 31, 2024
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$293,552	$293,552	$293,552	$—	$—
Federal funds sold	13,972	13,972	13,972	—	—
Marketable equity securities	2,118	2,118	2,118	—	—
Available for sale securities	107,428	107,428	63,557	43,871	—
Held to maturity securities	36,553	36,691	—	29	36,662
Loans receivable, net	2,672,959	2,637,922	—	—	2,637,922
Accrued interest receivable	14,535	14,535	—	14,535	—
FHLB stock	5,655	5,655	—	5,655	—
Servicing asset, net of valuation allowance	558	558	—	—	558
Derivative asset	7,472	7,472	—	7,472	—
Other real estate owned	8,299	8,299	—	—	8,299

Financial Liabilities:
Noninterest bearing deposits	$321,875	$321,875	$—	$321,875	$—
NOW and money market	1,004,503	1,004,503	—	1,004,503	—
Savings	90,220	90,220	—	90,220	—
Time deposits	1,370,972	1,374,309	—	—	1,374,309
Accrued interest payable	13,737	13,737	—	13,737	—
Advances from the FHLB	90,000	90,045	—	—	90,045
Subordinated debentures	69,451	66,167	—	—	66,167
Servicing liability	—	—	—	—	—
Derivative liability	4,472	4,472	—	4,472	—

The following methods and assumptions were used by management in estimating the fair value of its financial instruments:

Cash and due from banks, federal funds sold, accrued interest receivable and accrued interest payable: The carrying amount is a reasonable estimate of fair value.

Marketable equity securities, available for sale securities, and held to maturities: Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The majority of the available for sale securities are considered to be Level 2 as other observable inputs are utilized, such as quoted prices for similar securities. Level 1 investment securities include investments in U.S. Treasury notes and in marketable equity securities for which a quoted price is readily available in the market. Level 3 held to maturity securities represent private placement municipal housing authority bonds for which no quoted market price is available. The fair value of these securities is estimated using a discounted cash flow model, using discount rates ranging from 4.4% to 6.7% as of September 30, 2025 and 5.3% to 7.2% as of December 31, 2024. These securities are CRA eligible investments.

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

Off-balance-sheet instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at September 30, 2025 and December 31, 2024.

Other Real Estate Owned ("OREO"): OREO is held at the lower of cost or fair value and is measured at fair value when recorded below cost. The fair value of OREO is calculated using independent appraisals or internal valuation methods, less estimated selling costs, and may consider available pricing guides, auction results, price opinions, and other factors that are not observable in an active market when determining fair value. Accordingly, OREO are classified within Level 3 of the fair value hierarchy. At September 30, 2025 and December 31, 2024, the fair value of OREO was $1.3 million and $8.3 million respectively.

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

The Company incurred certain costs associated with the issuance of its subordinated debt. The Company capitalized these costs and they have been presented within subordinated debentures on the consolidated balance sheets. At September 30, 2025 and December 31, 2024, unamortized debt issuance costs were $0.4 million and $0.5 million, respectively. Debt issuance costs amortize over the expected life of the related debt. For the three months ended September 30, 2025 and 2024 the amortization expense for debt issuance costs were $62 thousand and $62 thousand, respectively, and were recognized as an increase to interest expense on borrowings within the Consolidated Statements of Income. For the nine months ended September 30, 2025 and 2024 the amortization expense for debt issuance costs were $185 thousand and $185 thousand, respectively.

The Company recognized $0.8 million and $0.8 million in interest expense related to its subordinated debt for the three-month periods ended September 30, 2025 and 2024, respectively. The Company recognized $2.4 million and $2.4 million in interest expense related to its subordinated debt for the nine-month periods ended September 30, 2025 and 2024, respectively.

14. Subsequent Events

On October 22, 2025, the Company’s Board of Directors declared a $0.20 per share cash dividend, payable on November 21, 2025, to shareholders of record on November 10, 2025.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our results of operations and financial condition are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from our current estimates, as a result of changing conditions and future events. We believe that accounting estimates related to the measurement of the ACL-Loans, the valuation of derivative instruments, investment securities and deferred income taxes, and the evaluation of ACL-Securities are particularly critical and susceptible to significant near-term change.

Earnings and Performance Overview

Revenues (net interest income plus noninterest income) for the three months ended September 30, 2025 were $28.5 million, versus $21.9 million for the quarter ended September 30, 2024. Revenues for the nine months ended September 30, 2025 were $78.0 million, versus $65.8 million for the nine months ended September 30, 2024. The increase in revenues for the quarter and nines months ended September 30, 2025 was attributable to increased earning asset yields, a decrease in interest expense on deposits, and higher gains from loan sales.

Net income available to common shareholders was $10.1 million, or $1.27 per diluted share, and $1.9 million, or $0.24 per diluted share, for the three months ended September 30, 2025 and 2024, respectively. Net income available to common shareholders was $26.1 million, or $3.29 per diluted share, and $6.8 million, or $0.86 per diluted share, for the nine months ended September 30, 2025 and 2024, respectively. The increase in net income for the quarter and nine months ended September 30, 2025 was primarily due to the aforementioned increase in revenues and a decrease in provision for credit losses.

Returns on average shareholders' equity and average assets for the three months ended September 30, 2025 were 13.84% and 1.24%, respectively, compared to 2.83% and 0.24%, respectively, for the three months ended September 30, 2024. Returns on average shareholders' equity and average assets for the nine months ended September 30, 2025 were 12.37% and 1.08%, respectively, compared to 3.35% and 0.29%, respectively, for the nine months ended September 30, 2024.

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

FTE net interest income for the three months ended September 30, 2025 and 2024 was $26.1 million and $20.8 million, respectively. FTE net interest income for the nine months ended September 30, 2025 and 2024 was $72.4 million and $63.3 million, respectively.

FTE interest income for the three months ended September 30, 2025 increased by $2.4 million, or 5.0%, to $50.7 million, compared to FTE interest income for the three months ended September 30, 2024. FTE interest income for the nine months ended September 30, 2025 increased by $3.8 million, or 2.6%, to $148.1 million, compared to FTE interest income for the nine months ended September 30, 2024. This increase was due to an increase in interest and fees on loans due to higher overall loan yields.

Interest expense for the three months ended September 30, 2025 decreased by $2.9 million compared to interest expense for the three months ended September 30, 2024. Interest expense for the nine months ended September 30, 2025 decreased by $5.3 million compared to interest expense for the nine months ended September 30, 2024. The decrease in interest expense for the three and nine months ended September 30, 2025 was driven by a decrease in interest expense on deposits, resulting from a decrease in rates on interest bearing deposits and improved deposit mix.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables present the average balances and yields earned on interest earning assets and average balances and weighted average rates paid on our funding liabilities for the three and nine months ended September 30, 2025 and 2024.

	For the Quarter Ended
	September 30, 2025			September 30, 2024
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets:
Cash and Fed funds sold	$278,698	$2,853	4.06%	$253,664	$3,205	5.03%
Securities(1)	142,677	1,463	4.10	147,431	1,390	3.78
Loans:
Commercial real estate	1,856,645	29,662	6.25	1,905,506	28,288	5.81
Residential real estate	34,518	510	5.91	47,481	736	6.20
Construction	173,380	3,536	7.98	156,273	3,070	7.69
Commercial business	572,187	11,634	7.96	512,507	10,783	8.23
Consumer	63,627	986	6.15	41,845	719	6.84
Total loans	2,700,357	46,328	6.71	2,663,612	43,596	6.40
Federal Home Loan Bank stock	6,942	89	5.11	5,655	122	8.32
Total earning assets	3,128,674	$50,733	6.34%	3,070,362	$48,313	6.16%
Other assets	98,547			90,410
Total assets	$3,227,221			$3,160,772

Liabilities and shareholders' equity:
Interest bearing liabilities:
NOW	$99,087	$124	0.50%	$94,958	$44	0.18%
Money market	883,440	8,479	3.81	832,430	8,597	4.11
Savings	94,290	700	2.95	89,463	692	3.07
Time	1,253,878	13,282	4.20	1,347,857	16,246	4.79
Total interest bearing deposits	2,330,695	22,585	3.84	2,364,708	25,579	4.30
Borrowed Money	169,867	2,020	4.72	159,349	1,895	4.73
Total interest bearing liabilities	2,500,562	$24,605	3.90%	2,524,057	$27,474	4.33%
Noninterest bearing deposits	383,153			303,213
Other liabilities	54,507			62,602
Total liabilities	2,938,222			2,889,872
Shareholders' equity	288,999			270,900
Total liabilities and shareholders' equity	$3,227,221			$3,160,772
Net interest income(2)		$26,128			$20,839
Interest rate spread			2.44%			1.83%
Net interest margin(3)			3.34%			2.72%
(1)Average balances and yields for securities are based on amortized cost.
(2)The adjustment for securities and loans taxable equivalency amounted to $141 thousand and $122 thousand for the three months ended September 30, 2025 and 2024, respectively.
(3)Annualized net interest income as a percentage of earning assets.
(4)Yields are calculated using the contractual day count convention for each respective product type.

	For the Nine Months Ended
	September 30, 2025			September 30, 2024
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets:
Cash and Fed funds sold	$307,737	$9,453	4.11%	$273,138	$10,460	5.12%
Securities(1)	147,571	4,474	4.04	139,871	3,592	3.42
Loans:
Commercial real estate	1,830,934	85,371	6.15	1,909,390	84,582	5.82
Residential real estate	37,838	1,740	6.13	48,912	2,226	6.07
Construction	182,857	10,856	7.83	158,884	8,913	7.37
Commercial business	546,700	32,839	7.92	517,880	32,097	8.14
Consumer	72,350	3,125	5.78	41,383	2,163	6.98
Total loans	2,670,679	133,931	6.61	2,676,449	129,981	6.38
Federal Home Loan Bank stock	5,522	286	6.90	5,670	357	8.43
Total earning assets	3,131,509	$148,144	6.24%	3,095,128	$144,390	6.13%
Other assets	92,451			92,249
Total assets	$3,223,960			$3,187,377

Liabilities and shareholders' equity:
Interest bearing liabilities:
NOW	$102,129	$311	0.41%	$97,970	$133	0.18%
Money market	891,823	25,579	3.83	849,860	26,294	4.13
Savings	91,313	2,025	2.97	91,135	2,093	3.07
Time	1,301,450	42,525	4.37	1,319,031	47,098	4.77
Total interest bearing deposits	2,386,715	70,440	3.95	2,357,996	75,618	4.28
Borrowed Money	147,519	5,288	4.79	159,288	5,450	4.57
Total interest bearing liabilities	2,534,234	$75,728	4.00%	2,517,284	$81,068	4.30%
Noninterest bearing deposits	356,705			336,129
Other liabilities	51,354			62,631
Total liabilities	2,942,293			2,916,044
Shareholders' equity	281,667			271,333
Total liabilities and shareholders' equity	$3,223,960			$3,187,377
Net interest income(2)		$72,416			$63,322
Interest rate spread			2.24%			1.83%
Net interest margin(3)			3.08%			2.73%
(1)Average balances and yields for securities are based on amortized cost.
(2)The adjustment for securities and loans taxable equivalency amounted to $427 thousand and $239 thousand for the nine months ended September 30, 2025 and 2024, respectively.
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

	Three Months Ended September 30, 2025 vs 2024 Increase (Decrease)			Nine Months Ended September 30, 2025 vs 2024 Increase (Decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Cash and Fed funds sold	$297	$(649)	$(352)	$1,227	$(2,234)	$(1,007)
Securities	(46)	117	71	206	677	883
Loans:
Commercial real estate	(739)	2,113	1,374	(3,558)	4,347	789
Residential real estate	(193)	(33)	(226)	(509)	23	(486)
Construction	345	121	466	1,403	539	1,942
Commercial business	1,223	(372)	851	1,754	(1,012)	742
Consumer	345	(77)	268	1,399	(434)	965
Total loans	981	1,752	2,733	489	3,463	3,952
Federal Home Loan Bank stock	23	(52)	(29)	(9)	(64)	(73)
Total change in interest and dividend income	1,255	1,168	2,423	1,913	1,842	3,755
Interest expense:
Deposits:
NOW	2	79	81	6	173	179
Money market	511	(628)	(117)	1,264	(1,980)	(716)
Savings	36	(27)	9	4	(72)	(68)
Time	(1,088)	(1,876)	(2,964)	(622)	(3,950)	(4,572)
Total deposits	(539)	(2,452)	(2,991)	652	(5,829)	(5,177)
Borrowed money	125	—	125	(417)	255	(162)
Total change in interest expense	(414)	(2,452)	(2,866)	235	(5,574)	(5,339)
Change in net interest income	$1,669	$3,620	$5,289	$1,678	$7,416	$9,094

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

The credit for credit losses for the three months ended September 30, 2025 was $0.4 million compared to a provision for credit losses of $6.3 million for the three months ended September 30, 2024. The provision for credit losses for the nine months ended September 30, 2025 was $0.4 million compared to a provision for credit losses of $18.2 million for the nine months ended September 30, 2024. The reduction in the credit for credit losses was primarily driven by charge-offs recorded during the three- and nine-month periods of the prior year.

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of fees generated from deposit relationships with our clients, fees generated from sales and referrals of loans, and income earned on bank-owned life insurance.

The following tables compare noninterest income for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Change
(Dollars in thousands)	2025	2024	$	%
Gains and fees from sales of loans	$1,372	$133	$1,239	Favorable
Bank-owned life insurance	359	346	13	3.8
Service charges and fees	779	575	204	35.5
Other	(15)	102	(117)	Unfavorable
Total noninterest income	$2,495	$1,156	$1,339	Favorable

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2025	2024	$	%
Gains and fees from sales of loans	$2,894	$499	$2,395	Favorable
Bank-owned life insurance	1,055	1,008	47	4.7
Service charges and fees	2,055	1,374	681	49.6
Other	8	(127)	135	Favorable
Total noninterest income	$6,012	$2,754	$3,258	Favorable
Noninterest income increased by $1.3 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Noninterest income increased by $3.3 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase in noninterest income for the three and nine months ended September 30, 2025 was driven by higher gains from SBA loan sales.

Noninterest Expense

The following tables compare noninterest expense for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Change
(Dollars in thousands)	2025	2024	$	%
Salaries and employee benefits	$7,995	$6,223	$1,772	28.5%
Occupancy and equipment	2,469	2,334	135	5.8
Professional services	1,412	1,142	270	23.6
Data processing	633	851	(218)	(25.6)
Director fees	333	292	41	14.0
FDIC insurance	610	853	(243)	(28.5)
Marketing	140	73	67	91.8
Other	1,039	1,097	(58)	(5.3)
Total noninterest expense	$14,631	$12,865	$1,766	13.7%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2025	2024	$	%
Salaries and employee benefits	$22,568	$18,690	$3,878	20.7%
Occupancy and equipment	7,549	6,894	655	9.5
Professional services	4,573	3,196	1,377	43.1
Data processing	2,230	2,346	(116)	(4.9)
Director fees	1,014	1,498	(484)	(32.3)
FDIC insurance	2,073	2,488	(415)	(16.7)
Marketing	500	277	223	80.5
Other	2,811	3,018	(207)	(6.9)
Total noninterest expense	$43,318	$38,407	$4,911	12.8%

Noninterest expense increased by $1.8 million to $14.6 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Noninterest expense increased by $4.9 million to $43.3 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase in noninterest expense was primarily driven by an increase in salaries and employee benefits mainly related to incremental new hires aligned with strategic initiatives. Additionally, professional services increased as a result of increased recruiting costs aligned with strategic initiatives.

Income Taxes
Income tax expense for the three months ended September 30, 2025 and 2024 totaled $3.4 million and $0.8 million, respectively. The effective tax rates for the three months ended September 30, 2025 and 2024 were 25.2% and 29.0%, respectively. Income tax expense for the nine months ended September 30, 2025 and 2024 totaled $8.2 million and $2.5 million, respectively. The effective tax rates for the nine months ended September 30, 2025 and 2024 were 23.9% and 26.6%, respectively.

Financial Condition

Summary

Assets totaled $3.2 billion at September 30, 2025 a decrease of $24.5 million or 0.7% compared to December 31, 2024. Gross loans totaled $2.7 billion at September 30, 2025, an increase of $12.3 million or 0.5% compared to December 31, 2024. Deposits totaled $2.8 billion at September 30, 2025, a decrease of $30.2 million, or 1.1% compared to December 31, 2024.

Shareholders’ equity totaled $292.8 million as of September 30, 2025, an increase of $22.3 million compared to December 31, 2024, primarily a result of net income of $26.1 million for the nine months ended September 30, 2025. The increase was partially offset by dividends paid of $4.7 million.

Loan Portfolio

We originate commercial real estate loans, construction loans, commercial business loans and consumer loans in our market. We also pursue certain types of commercial lending opportunities outside our market, particularly where we have strong business relationships. Our loan portfolio is the largest category of our earning assets.

Total loans before deferred loan fees and the ACL-Loans were $2.7 billion at September 30, 2025 and $2.7 billion at December 31, 2024. Total gross loans increased $12.3 million as of September 30, 2025 compared to the year ended December 31, 2024.

The following table compares the composition of our loan portfolio for the dates indicated:

(In thousands)	At September 30, 2025	At December 31, 2024	Change
Real estate loans:
Residential	$33,625	$42,766	$(9,141)
Commercial	1,897,896	1,899,134	(1,238)
Construction	170,888	173,555	(2,667)
	2,102,409	2,115,455	(13,046)
Commercial business	552,682	515,125	37,557
Consumer	63,098	75,308	(12,210)
Total loans	$2,718,189	$2,705,888	$12,301

The following table compares the composition of our commercial real estate loan portfolio by non-owner occupied and owner occupied loans at September 30, 2025 and December 31, 2024:

	At September 30, 2025		At December 31, 2024		Change
	Total	%	Total	%	Total
	(Dollars in thousands)
Commercial real estate loans:
Non-owner occupied	$1,123,192	59.19%	$1,174,712	61.86%	$(51,520)
Owner occupied	774,484	40.81	724,203	38.14	50,281
Total commercial real estate loans(1)	$1,897,676	100.00%	$1,898,915	100.00%	$(1,239)
(1) Excludes the positive fair value effect of the portfolio layer swap of $220 thousand and the positive fair value effective of the portfolio layer swap of $219 thousand for Commercial Real Estate at September 30, 2025 and December 31, 2024, respectively.

The following table compares the composition of our commercial real estate loan portfolio by property type, and collateral location as of September 30, 2025:

Commercial Real Estate	CT	All Other NY	NYC	NJ	FL	OH	PA	All Other	Total(1)
	(Dollars in thousands)
Residential care(2)	$—	$48,440	$57,779	$4,800	$246,319	$96,273	$22,356	$260,534	$736,501
Retail	94,891	72,612	7,269	15,486	8,399	3,344	33,300	90,057	325,358
Multifamily	164,085	22,571	49,937	7,046	—	—	20,645	—	264,284
Office	41,930	10,080	2,956	29,109	2,189	—	—	58,215	144,479
Industrial / warehouse	63,964	19,233	18,818	16,827	2,654	—	—	10,832	132,328
Mixed use	53,083	20,398	45,384	—	—	—	—	—	118,865
Medical office	32,844	12,065	1,367	—	—	4,705	3,900	18,746	73,627
1-4 family investment	11,020	1,580	1,847	2,101	16,963	—	—	—	33,511
All other(3)	19,576	26,345	22,802	—	—	—	—	—	68,723
	$481,393	$233,324	$208,159	$75,369	$276,524	$104,322	$80,201	$438,384	$1,897,676
(1) Excludes the positive fair value effect of the portfolio layer swap of $220 thousand for Commercial Real Estate at September 30, 2025.
(2) Primarily consists of skilled nursing and assisted living facilities.
(3) Includes Special use, self storage, and land.
As of September 30, 2025, the Bank had $144.5 million of loans collateralized by offices, which represented 7.6% of the total loan portfolio. Most of the properties in this portfolio are in suburban locations. 95.1% of this portfolio was pass rated, and there was one relationship totaling $5.4 million on nonaccrual status. As of September 30, 2025, the Bank had $264.3 million of loans collateralized by multifamily properties, which represented 9.7% of the total loan portfolio. 89.5% of this portfolio is pass rated and current; these properties are all located in Connecticut, New York, or New Jersey, with eight properties, totaling $49.9 million, located in New York City. 78.3% of the New York City exposure is located in Brooklyn, 11.9% in Manhattan and the remaining 9.8% in Queens.
The following table presents an analysis of the commercial real estate portfolio's loan to value at origination and by property type as of September 30, 2025.

Commercial Real Estate	Total CRE Portfolio(1)	Percentage of Total CRE Portfolio	Original Loan to Value %
	(Dollars in thousands)
Property Type
Residential care(2)	$736,501	38.8%	63.0%
Retail	325,358	13.9	62.9
Multifamily	264,284	13.9	62.3
Office	144,479	7.6	63.9
Industrial / warehouse	132,328	7.0	64.1
Mixed use	118,865	6.3	58.2
Medical office	73,627	3.9	62.1
1-4 family investment	33,511	1.8	61.1
All other	68,723	3.6	53.4
Total	$1,897,676	100.0%	62.3%
(1) Excludes the positive fair value effect of the portfolio layer swap of $220 thousand for Commercial Real Estate at September 30, 2025.
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

Credit quality indicators. To measure credit risk for the loan portfolios, the Company employs a credit risk rating system. This risk rating represents an assessed level of a loan’s risk based on the character and creditworthiness of the borrower/guarantor, the capacity of the borrower to adequately service the debt, any credit enhancements or additional sources of repayment, and the quality, value and coverage of the collateral, if any. The following table presents credit risk ratings as of September 30, 2025 and December 31, 2024:

	Credit Risk Ratings
	September 30, 2025	December 31, 2024
	(In thousands)
Pass	$2,609,200	$2,557,136
Special Mention(1)	89,630	93,214
Substandard	19,359	54,083
Doubtful	—	1,455
Loss	—	—
Total loans	$2,718,189	$2,705,888
(1) 99.9% and 99.6% of Risk Rated 6 loans are current on payments, 97.7% and 93.0% are guaranteed by ultra-high net worth sponsors as of September 30, 2025 and December 31, 2024, respectively.

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

Nonperforming assets. Nonperforming assets include nonaccrual loans and property acquired through foreclosures or repossession. The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(In thousands)	At September 30, 2025	At December 31, 2024
Nonaccrual loans:
Real estate loans:
Residential	$570	$791
Commercial	14,667	44,814
Commercial business	1,729	7,672
Construction	—	—
Consumer	—	—
Total nonaccrual loans	16,966	53,277
Other real estate owned	1,284	8,299
Total nonperforming assets	$18,250	$61,576

Nonperforming assets to total assets	0.56%	1.88%
Nonaccrual loans to total loans	0.62%	1.97%
ACL-loans as a % of total loans	1.10%	1.07%
ACL-loans as a % of nonperforming loans	176.73%	54.45%
Total past due loans to total loans	0.76%	1.63%
Nonaccrual loans totaled $17.0 million at September 30, 2025 and $53.3 million at December 31, 2024. In the first quarter of 2025, the Company sold a $27.1 million multifamily commercial real estate loan on nonperforming status at par value.

There was $1.3 million Other Real Estate Owned ("OREO") at September 30, 2025 and $8.3 million of OREO at December 31, 2024. During the first quarter of 2025, the Company sold a property that it had acquired during the fourth quarter of 2024 and held as an OREO asset. The OREO asset had previously secured a non-performing construction loan. The Company received net proceeds from the sale of such OREO in the amount of $8.3 million. In the second quarter of 2025, the Company took title to an industrial property, resulting in an OREO asset of $1.3 million. Efforts to market the property for sale are ongoing.

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

The following table presents the activity in our ACL-Loans and related ratios for the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Balance at beginning of period	$29,256	$36,083	$29,007	$27,946
Charge-offs:
Residential real estate	—	—	—	(141)
Commercial real estate	—	(8,184)	(67)	(12,012)
Commercial business	(14)	(7,010)	(29)	(7,207)
Consumer	(46)	(17)	(84)	(78)
Construction	—	(616)	—	(616)
Total charge-offs	(60)	(15,827)	(180)	(20,054)
Recoveries:
Residential real estate	—	—	—	141
Commercial real estate	270	1,013	270	1,126
Commercial business	86	(34)	202	(7)
Consumer	12	1	58	18
Construction	—	—	—	—
Total recoveries	368	980	530	1,278
Net recoveries (charge-offs)	308	(14,847)	350	(18,776)
(Credit) provision for credit losses - loans	420	6,516	627	18,582
Balance at end of period	$29,984	$27,752	$29,984	$27,752
Net (recoveries) charge-offs to average loans	(0.01)%	0.56%	(0.01)%	0.70%
ACL-Loans to total loans	1.10%	1.06%	1.10%	1.06%

At September 30, 2025, our ACL-Loans was $30.0 million and represented 1.10% of total gross loans, compared to $29.0 million or 1.07% of total gross loans, at December 31, 2024.

The following table presents the allocation of the ACL-Loans balance and the related allocation percentage of these loans across the total loan portfolio:

	September 30, 2025			December 31, 2024
(Dollars in thousands)	ACL-Loans Amount	ACL-Loans Percentage	Loan Segment to Total Loans Percentage	ACL-Loans Amount	ACL-Loans Percentage	Loan Segment to Total Loans Percentage
Residential real estate	$58	0.2%	1.3%	$94	0.3%	1.6%
Commercial real estate	20,338	67.8	69.8	21,838	75.3	70.2
Construction	2,548	8.5	6.3	2,059	7.1	6.4
Commercial business	5,772	19.3	20.3	4,070	14.0	19.0
Consumer	1,268	4.2	2.3	946	3.3	2.8
Total ACL-Loans	$29,984	100.0%	100.0%	$29,007	100.0%	100.0%

The allocation of the ACL-Loans at September 30, 2025 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the ACL-Loans at September 30, 2025 is appropriate to cover probable losses.

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

Investment Securities

At September 30, 2025, the carrying value of our investment securities portfolio totaled $128.2 million and represented 4.0% of total assets, compared to $146.1 million, or 4.5% of total assets, at December 31, 2024.

The net unrealized loss position on our investment portfolio at September 30, 2025 was $1.3 million and included gross unrealized gains of $1.7 million. The net unrealized loss position on our investment portfolio at December 31, 2024 was $4.9 million and included gross unrealized gains of $1.3 million.

Deposit Activities and Other Sources of Funds

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest bearing demand	$397,408	14.4%	$321,875	11.5%
NOW	84,736	3.1	105,090	3.8
Money market	897,387	32.5	899,413	32.3
Savings	95,242	3.5	90,220	3.2
Time	1,282,642	46.5	1,370,972	49.2
Total deposits	$2,757,415	100.0%	$2,787,570	100.0%

Total deposits were $2.8 billion at September 30, 2025, a decrease of $30.2 million, from the balance at December 31, 2024.

Brokered certificates of deposits totaled $555.0 million at September 30, 2025 and $651.5 million at December 31, 2024, respectively. Brokered money market accounts totaled $53.7 million at September 30, 2025 and $53.5 million at December 31, 2024, respectively. Certificates of deposits from national listing services were $54.6 million and $109.1 million as of September 30, 2025 and December 31, 2024, respectively. There were no one-way buy CDARS or one-way buy ICS at September 30, 2025 or December 31, 2024. Brokered deposits are comprised of Brokered CDs, brokered money market accounts, one-way buy CDARS, and one-way buy ICS.

As of September 30, 2025, our FDIC insured deposits were $1,974.7 million, or 72% of total deposits. Additionally, deposits totaling $78.3 million, or 3% of total deposits, are secured by standby letters of credit with the Federal Home Loan Bank of Boston.
At September 30, 2025 and December 31, 2024, time deposits with a denomination of $100 thousand or more, including CDARS and brokered deposits, totaled $1.1 billion and $1.2 billion, respectively, maturing during the periods indicated in the table below:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Maturing:
Within 3 months	$303,528	$421,808
After 3 but within 6 months	293,393	326,115
After 6 months but within 1 year	502,320	419,098
After 1 year	3,804	19,429
Total	$1,103,045	$1,186,450

We utilize advances from the Federal Home Loan Bank of Boston, or FHLB, as part of our overall funding strategy and to meet short-term liquidity needs, and to a lesser degree, manage interest rate risk arising from the difference in asset and liability maturities. Total FHLB advances were $75.0 million and $90.0 million at September 30, 2025 and December 31, 2024, respectively.

The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At September 30, 2025, the Bank had pledged $716.6 million of eligible loans as collateral to support borrowing capacity at the FHLB. As of September 30, 2025, the Bank had immediate availability to borrow an additional $312.5 million from the FHLB based on qualified collateral.

At September 30, 2025, the Bank had a secured borrowing line with the FRB, a letter of credit with the FHLB, and unsecured lines of credit with Zions Bank, Pacific Coast Bankers Bank ("PCBB"), and Atlantic Community Bankers Bank ("ACBB"). The total borrowing line, letter, or line of credit and the amount outstanding at September 30, 2025 is summarized below:

	September 30, 2025
	Total Letter or Line of Credit	Total Outstanding
	(Dollars in thousands)
FRB	$670,606	$—
FHLB	458,254	145,726
Zions Bank	45,000	—
PCBB	38,000	—
ACBB	12,000	—
Total	$1,223,860	$145,726

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

Capital Resources

Shareholders’ equity totaled $292.8 million as of September 30, 2025, an increase of $22.3 million compared to December 31, 2024, primarily a result of net income of $26.1 million for the nine months ended September 30, 2025. The increase was partially offset by dividends paid of $4.7 million.

The Bank and Company are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At September 30,

2025, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At September 30, 2025, the Bank’s ratio of Common Equity Tier 1 capital to risk-weighted assets was 12.39%, total capital to risk-weighted assets was 12.39%, Tier 1 capital to risk-weighted assets was 13.48% and Tier 1 capital to average assets was 10.71%. At September 30, 2025, the Company met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At September 30, 2025, the Company’s ratio of Common Equity Tier 1 capital to risk-weighted assets was 10.39%, total capital to risk-weighted assets was 10.39%, Tier 1 capital to risk-weighted assets was 13.98% and Tier 1 capital to average assets was 8.99%.

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

We use two sets of standard scenarios to measure net interest income at risk. For the Parallel Ramp Scenarios, rate changes are ramped over a twelve-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Parallel Shock Scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Simulation analysis involves projecting a future balance sheet structure and interest income and expense under the various rate scenarios. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than: 6% for a 100 basis point shift; 12% for a 200 basis point shift; and 18% for a 300 basis point shift. Per Company policy, the Bank should not be outside these limits for twelve consecutive months unless the Bank's forecasted capital ratios are considered to be "well capitalized". As of September 30, 2025, the Bank has met all minimum regulatory capital requirements to be considered "well capitalized".

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning September 30, 2025 and December 31, 2024:

Parallel Ramp	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	September 30, 2025	December 31, 2024
Year 1 from Year 1 Base
-100	(0.70)%	0.40%
+200	1.40%	(1.00)%

Parallel Shock	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	September 30, 2025	December 31, 2024
Year 1 from Year 1 Base
-100	(3.20)%	(1.00)%
+100	3.40%	0.60%
+200	6.60%	0.80%
+300	10.10%	1.40%

The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next two year period on a cumulative basis, assuming certain changes in the general level of interest rates.

Based on our model, which was run as of September 30, 2025, we estimated that over the next one-year period a 200 basis-point parallel ramp increase of interest rates would increase our net interest income by 1.40%, while a 100 basis-point parallel ramp decrease of interest rates would decrease net interest income by 0.70%. As of December 31, 2024, we estimated that over the next one-year period a 200 basis-point parallel ramp increase of interest rates would decrease our net interest income by 1.00%, while a 100 basis-point parallel ramp decrease of interest rates would increase net interest income by 0.40%. Based on our model, which was run as of September 30, 2025, we estimated that over the next two years, on a cumulative basis, a 200 basis-point parallel ramp increase of interest rates would increase our net interest income by 5.50%, while a 100 basis-point parallel ramp decrease in interest rates would increase net interest income by 7.60%. As of December 31, 2024, we estimated that over the next two years, on a cumulative basis, a 200 basis-point parallel ramp increase of interest rates would decrease our net interest income by 2.90%, while a 100 basis-point parallel ramp decrease in interest rates would increase net interest income by 12.80%. The change in sensitivity between September 30, 2025 and December 31, 2024 was impacted by an increase in variable-rate loans.

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

The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:

	Estimated Percent Change in Economic Value of Equity ("EVE")
Rate Changes (basis points)	September 30, 2025	December 31, 2024
-100	(0.10)%	0.40%
+100	(0.50)%	(1.30)%
+200	(1.70)%	(3.60)%
+300	(2.30)%	(4.70)%

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

It should be noted that the static balance sheet assumption does not necessarily reflect our expectation for future balance sheet growth, which is a function of the business environment and client behavior. Another significant simulation assumption is the sensitivity of core deposits to fluctuations in interest rates. Income simulation results assume that changes in both core savings deposit rates and balances are related to changes in short-term interest rates. Lastly, mortgage-backed securities and mortgage loans involve a level of risk that unforeseen changes in prepayment speeds may cause related cash flows to vary significantly in differing rate environments. Such changes could affect the level of reinvestment risk associated with cash flow from these instruments, as well as their market value. Changes in prepayment speeds could also increase or decrease the amortization of premium or accretion of discounts related to such instruments, thereby affecting interest income. Accordingly, although the above measurements provide an indication of the Company’s interest rate risk exposure at a particular point in time, such measurements are not intended to provide a precise forecast of the effect of changes in market interest rates.

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

(b) Change in internal controls:

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company and the Bank are periodically involved in various legal proceedings as normal incident to their businesses. In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 1A. Risk Factors

There were no material changes in risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC other than as follows:

Potential Impact of U.S. Government Shutdown

A U.S. government shutdown may materially disrupt our operations that rely on programs administered by the U.S. Small Business Administration (“SBA”). During such shutdowns, the SBA suspends non-essential activities, including the administrative support associated with our origination of new 7(a) loans. Even lenders with delegated authority are unable to process new applications or finalize disbursements during this period. These disruptions may adversely affect our ability to originate, service, and sell SBA-guaranteed loans, and may also impact the processing of guarantee payment requests.

Furthermore, upon the resumption of government operations, the SBA will likely experience a significant backlog of applications, which may lead to extended processing times and further delays. These delays could impair our financial performance, increase credit risk exposure, and negatively affect our relationships with borrowers and lending partners.

Suspension of other federally-funded programs, such as Section 8 housing vouchers and contracts, may have an impact on borrower cash flows, which could, in turn, affect the Company's loan payments. The Company's exposure to such programs is very limited.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table includes information with respect to repurchases of the Company’s Common Stock during the three-month period ended September 30, 2025 under the Company’s share repurchase program.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2025 - July 31, 2025	—	$—	—	205,450
August 1, 2025 - August 31, 2025	—	—	—	205,450
September 1, 2025 - September 30, 2025	—	—	—	205,450
Total	—	$—	—

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

101
The following materials from Bankwell Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2025, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatting in Inline XBRL and contained in Exhibit 101)
55/20255Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankwell Financial Group, Inc.
Date: November 5, 2025	/s/ Christopher R. Gruseke
Christopher R. Gruseke
Chief Executive Officer

Date: November 5, 2025	/s/ Courtney E. Sacchetti
Courtney E. Sacchetti
Executive Vice President and Chief
Financial Officer
(Principal Financial Officer)