Form 10-K
period 2025-12-31
Bankwell Financial Group, Inc.
filed 2026-03-04
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2025 based on the closing price of the common stock as reported on the NASDAQ Global Market: $230,408,751.

As of February 27, 2026, there were 7,976,788 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Shareholders, expected to be filed pursuant to Regulation 14A within 120 days after the end of the 2025 fiscal year, are incorporated by reference into Part III of this report on form 10-K.

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
•Changes in real estate values could increase our credit risk;
•Changes in our executive management team;
•Our ability to successfully execute our strategic initiatives;
•Volatility and direction of market interest rates;
•Increased competition within our market which may limit our growth and profitability;
•Economic, market, operational, liquidity, credit and interest rate risks associated with our business;
•The effects of changes in trade, monetary and fiscal policies and laws, including the Federal Reserve Board’s interest rate policies;
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

General
Bankwell Financial Group, Inc. (the "Parent Corporation") is a bank holding company, headquartered in New Canaan, Connecticut and offers a broad range of financial services through its banking subsidiary, Bankwell Bank (the "Bank" and, collectively with the Parent Corporation and the Parent Corporation's subsidiaries, "we", "our", "us", or the "Company"), a Connecticut state chartered bank founded in 2002. The Bank provides a wide range of services to clients in our market, an area encompassing approximately a 100 mile radius around our branch network. In addition, the Bank pursues certain types of commercial banking opportunities outside our market, particularly where we have strong relationships. The Bank operates nine full-service branches in New Canaan, Stamford, Fairfield, Westport, Darien, Norwalk, and Hamden, Connecticut. In December 2025, the Bank received regulatory approvals from the Federal Deposit Insurance Corporation (“FDIC”), the Connecticut Department of Banking (“CT DOB”), and the New York Department of Financial Services (“NY DFS”) to establish a new, full-service branch located in Brooklyn, New York which opened during the first quarter of 2026. Additionally, the Bank operates limited-service Domestic Representative Offices in New Canaan, Connecticut and Garden City, New York. As of December 31, 2025, on a consolidated basis, we had total assets of approximately $3.4 billion, net loans of approximately $2.8 billion, total deposits of approximately $2.8 billion, and shareholders’ equity of approximately $301.5 million.
We seek to be the banking provider of choice by offering a compelling alternative to larger competitors. We have a history of building long-term client relationships and attracting new clients through what we believe is superior service and a diverse product offering. We believe our strong capital position, meaningful inside ownership, and highly respected and experienced executive management team and board of directors enhance our credibility with both existing clients and prospective clients. We believe our strategy of building a franchise with meaningful market share, consistent revenue growth and ongoing operational and technological efficiencies will produce attractive risk-adjusted returns for our shareholders.
Our History and Growth
The Bank is a Connecticut state chartered commercial bank, founded in 2002, whose deposits are insured under the Deposit Insurance Fund administered by the FDIC. On November 5, 2013, we acquired The Wilton Bank, which was merged into Bankwell Bank. On October 1, 2014, we acquired Quinnipiac Bank and Trust Company, which was merged into Bankwell Bank.
Over the four year period from December 31, 2021 through December 31, 2025, we grew total assets from $2.5 billion to $3.4 billion, gross loans outstanding from $1.9 billion to $2.8 billion and deposits from $2.1 billion to $2.8 billion. We attribute this growth to our ongoing commitment to providing exceptional client service as well as prudent financial management.

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

•Strategic Acquisitions.   To complement our organic growth, we pursue strategic acquisitions in or adjacent to our existing market that further our objectives. We believe there are banking institutions that continue to face credit challenges, capital constraints, and liquidity pressures. Some also lack the scale and management expertise necessary to address an increasingly complex regulatory environment and may ultimately seek to partner with an institution such as ours. As we evaluate potential acquisitions, we seek opportunities that deliver meaningful financial benefits, support long-term organic growth, and generate expense efficiencies, without compromising our risk profile.
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

•Strong Capital Position.   At December 31, 2025, we had an 8.90% tangible common equity ratio, and the Bank had a 10.56% Tier 1 capital to average assets ratio, a 11.87% Tier 1 capital ratio, and a 12.94% total capital to risk-weighted assets ratio. We believe that our ability to attract and generate capital has facilitated our growth and is an integral component to the execution of our business plan.
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

Human Capital Resources
At December 31, 2025, we employed a total of 167 full-time equivalent employees. It is through our team, and their ties to the communities, that we are able to dutifully support the communities we serve. Working within, and giving back to, our local partners is the hallmark of who we are, and we believe that the strength and commitment of our workforce to our communities is what sets us apart from other banks. We have long been committed to comprehensive and competitive compensation and benefits programs as we recognize that we operate in an intensely competitive environment for talent.
We invest in our employees’ future by sponsoring and prioritizing continued education throughout the Company’s employee ranks. All of our employees are able to participate in regular educational seminars run by outside parties, including but not limited to regulatory agencies and the American Bankers Association.
To foster a workforce that reflects our corporate values, we regularly sponsor local community events that encourage meaningful employee engagement within the communities we serve. We believe our employees’ well‑being and professional development are strengthened through this community involvement, and their commitment to giving back enables us to support a wide range of community events and initiatives.
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
Competition
The financial services industry is highly competitive. We compete with commercial banks, savings banks, savings associations, money market funds, mortgage brokers, finance companies, credit unions, insurance companies, investment firms and private lenders in various components of our business. Many of these competitors have more assets, capital and higher lending limits, and more resources than we do, enabling them to conduct more intensive and broader-based promotional efforts to reach both commercial and individual clients. Competition for deposit products can depend heavily on pricing because of the ease with which clients can transfer deposits from one institution to another. To enhance our competitive position, we offer online account opening, via our Bankwell Direct channel, providing a convenient and accessible way for clients to join our Bank.
Although many competitors have greater scale and resources, our strategy focuses on serving small to medium‑sized businesses and professionals, where we have distinct strengths. Deep local market knowledge and established relationships cultivated by our management and board of directors support strong client connections. Our personalized service, local decision-making, and specialized industry expertise differentiate us from larger institutions and resonate strongly within our target market. We do not compete for primary banking relationships with large corporations, instead prioritizing tailored solutions and high quality service for our core clients.
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
We market our lending products and services to qualified borrowers through conveniently located banking offices, relationship networks and high touch personal service. Our business development and marketing efforts are primarily directed toward small to medium-sized businesses. Relationship managers actively pursue opportunities with companies entering our market areas as well as established businesses within the communities we serve. We attract new lending clients through professional service, relationship networks, competitive pricing and innovative structure, including the use of federal and state tax incentives and lending programs such as the SBA loan programs. Our efficient approval process and local decision-making allow us to provide smart, proficient underwriting and timely decisions on new loan requests. This agility provides a competitive advantage over larger institutions.

Total loans before deferred loan fees and the ACL-Loans were $2.8 billion at December 31, 2025. The following tables summarize the composition of our loan portfolio for the dates indicated.

	At December 31,
	2025	2024	2023	2022	2021
	(In thousands)
Real estate loans:
Residential	$33,139	$42,766	$50,931	$60,588	$79,987
Commercial	1,930,979	1,899,134	1,947,648	1,921,252	1,356,709
Construction	153,778	173,555	183,414	155,198	98,341
	2,117,896	2,115,455	2,181,993	2,137,038	1,535,037
Commercial business	645,321	515,125	500,569	520,447	350,975
Consumer	76,855	75,308	36,045	17,963	8,869
Total loans	$2,840,072	$2,705,888	$2,718,607	$2,675,448	$1,894,881

	At December 31,
	Percent of Loan Portfolio
	2025	2024	2023	2022	2021

Real estate loans:
Residential	1.17%	1.58%	1.87%	2.27%	4.22%
Commercial	67.99	70.19	71.64	71.81	71.60
Construction	5.41	6.41	6.75	5.80	5.19
	74.57	78.18	80.26	79.88	81.01
Commercial business	22.72	19.04	18.41	19.45	18.52
Consumer	2.71	2.78	1.33	0.67	0.47
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

Residential real estate loans. In 2017, management made the strategic decision to cease originating residential mortgage loans. In 2019, the Company stopped offering home equity loans or lines of credit. Prior to these decisions, we offered first lien one-to-four family mortgage loans, as well as home equity lines of credit, in each case primarily on owner-occupied primary residences. Although our residential real estate loan portfolio presents lower levels of risk than our commercial real estate and construction loan portfolios, we are exposed to risk based on fluctuations in the value of the real estate collateral securing the loan, as well as changes in the borrower’s financial condition, which could be affected by numerous factors, including divorce, job loss, illness or other personal hardship. A rising rate environment may also pose a risk in our residential adjustable rate mortgages and home equity lines of credit portfolios as borrowers' rates reset at increased levels.
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
Construction loans. Our construction portfolio includes loans to small and medium-sized businesses to construct owner-used properties, loans to developers of commercial real estate investment properties and residential developments. Construction and development loans are generally made with a term of one to two years and interest is paid monthly. The ratio of the loan principal to the value of the collateral, as established by independent appraisal, will not exceed industry standards. Loan proceeds are disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector. Risks associated with construction loans include fluctuations in the value of real estate, project completion risk, leasing risk and change in market trends as well as interest rate risk in a volatile or rising rate environment. We are also exposed to risk based on the ability of the construction loan borrower to refinance the debt or sell the property upon completion of the project, which may be affected by changes in market trends including rates, since the time that we funded the construction loan.
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
Consumer loans. As of December 31, 2025, our consumer loans represented 2.7% of our total loan portfolio. We do not expect our consumer loan portfolio to become a material component of our total loan portfolio as we do not engage in any material amount of consumer lending. Our consumer loans, which are underwritten primarily based on the borrower’s financial condition and contain both secured and unsecured credits, expose us to risk based on changes in the borrower’s financial condition, which could be affected by numerous factors, including those discussed above. Rising interest rates may also impact the risk profile of this segment of the portfolio. This portfolio segment includes loans to finance insurance premiums secured by the cash surrender value of life insurance and marketable securities, overdraft lines of credit, and personal loans to high net worth individuals.
Credit Policy and Procedures
General.   We adhere to what we believe are disciplined underwriting standards but also remain cognizant of the need to serve the credit needs of our clients by offering flexible loan solutions in a responsive and timely manner. We seek to maintain a diversified loan portfolio across client, product and industry types; however, our lending policies do not provide for any loans that are highly speculative, subprime, or that have high loan-to-value ratios. These components, together with active credit management, are the foundation of our credit culture, which we believe is critical to enhancing the long-term value of our organization to our clients, employees, shareholders and communities.
We have a service-driven, relationship-based, business-focused credit culture, rather than a price-driven, transaction-based culture. Accordingly, substantially all our loans are made to borrowers either located or operating in our market or with whom we have ongoing relationships across various product lines. Loans secured by properties located in out-of-market areas that we have made are generally to borrowers who are well-known to us. These borrowers typically have strong deposit relationships with the Bank as well.
Credit concentrations.   In connection with the management of our credit portfolio, we actively manage the composition of our loan portfolio, including credit concentrations. We continuously monitor borrower and loan product concentrations, which are reviewed with senior management and the Board at least a quarterly. Loan product concentrations are also reviewed annually in conjunction with the portfolio’s credit quality and the business plan for the coming year. All concentrations are monitored by our Chief Credit Officer and our Directors' Loan Committee.
We have established an internal lending guideline limiting exposure to a single relationship to no more than 30% of risk-based capital plus the allowance for credit losses, if secured by commercial real estate. This limit is within the regulatory limit of 50%. In this instance, a relationship is defined as loans made to different entities but with a shared borrower principal(s). For individual loans and loans dependent on the operation of a business, limits are set so as not to exceed the statutory maximum of

15% of equity capital plus the allowance for credit losses. Our top 20 borrowing relationships range in exposure from $49.7 million to $111.5 million and are monitored on an on-going basis.
Loan approval process.   We seek an appropriate balance between prudent and disciplined underwriting and flexibility in our decision-making and responsiveness to our clients. Our credit approval policies have a tiered approval process, with larger exposures referred to different levels of management and the Directors’ Loan Committee, as appropriate, based on the size and type of the loan. Smaller exposures are approved under a three-signature system. These authorities are periodically reviewed and updated by our Board of Directors. We believe that our credit approval process provides for thorough underwriting and efficient decision making.
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
As part of this annual review, we analyze recent financial statements of the collateral property, business and/or borrower to determine the current level of occupancy, revenues and expenses and to investigate any deterioration in the value of the real estate collateral or in the borrower’s or company’s financial condition. Upon completion, we confirm or change the risk rating assigned to each loan. Relationship managers and portfolio managers are encouraged to bring potential credit issues to the attention of our Chief Credit Officer immediately upon any sign of deterioration in the performance of the borrower. We maintain a list of loans that receive additional attention if we believe there may be a potential credit risk via our Watch List report.
Loans that are upgraded or downgraded are reviewed by our Chief Credit Officer or designee, while Watch List loans undergo a detailed quarterly analysis prepared by the relationship manager or portfolio manager and reviewed by management. This review includes an evaluation of the market conditions, the property’s or company’s trends, the borrower and guarantor status, the level of reserves required and loan accrual status. Additionally, we have an independent, third-party loan review performed, which includes an assessment of the accuracy of our loan risk ratings and our credit administration functions. Finally, we perform an annual stress test of our commercial loan portfolio, in which we evaluate the impact on the portfolio of declining economic conditions, including lower property values and decline in net operating income which may result from lower rental rates, lower occupancy rates and higher interest rates. Management reviews these reports and presents them to our Directors' Loan Committee. These asset review procedures provide management with additional information for assessing our asset quality.
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
Deposits
Deposits are our primary source of funds to support our income-earning assets. We offer traditional depository products, including checking, savings, money market and certificates of deposit with a variety of rates. Deposits at the Bank are insured by the FDIC up to statutory limits. The Company sources deposits through its branch network and through online account opening via Bankwell Direct and continues to generate meaningful transaction account balances by emphasizing a relationship‑driven service model.
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

Risk Management
We place significant emphasis on risk mitigation as an integral component of our organizational culture. The Company’s existing governance and organizational structure incorporates a substantial risk management component through the following:
•A Risk Committee comprised of directors of the Company charged with oversight of the Company’s overall enterprise risk management framework, policies, procedures and controls, including operational and information security, third party risk management, cybersecurity risks and regulatory consumer compliance programs;

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

•Operational Risk and Compliance Working Groups, comprised of senior management, oversee the identification, assessment, management, and mitigation of operational and compliance risks across the Company. The groups enhance the Company’s operational risk and compliance framework by ensuring compliance with regulatory requirements, verifying risk performance relative to the Company’s risk appetite, and promoting a culture of risk awareness;

•The retention of an independent firm (separate from the Company’s external auditors) that performs internal audit functions;

•Use of a reputable independent third party to perform asset/liability calculations, including a quarterly assessment of interest rate risk, reviewed and validated by ALCO; and

•Use of a reputable independent third party to perform loan review and portfolio stress testing, including an annual review of loan risk ratings and ACL coverage under various stress scenarios.

With respect to our lending philosophy, our risk management approach emphasizes structuring credits with multiple sources of repayment, supported by strong underwriting conducted by experienced relationship managers, credit analysts, and lending and credit management. We conduct quarterly reviews of criticized loans, including the development and monitoring of criticized asset action plans for borrowers exhibiting deteriorating financial conditions, to enable timely corrective actions and minimize potential losses. In addition, we perform an annual stress test of our commercial loan portfolio to assess the potential impact of adverse economic conditions. This analysis evaluates the effects of declining property values and reductions in net operating income resulting from factors such as lower rental rates, decreased occupancy levels, and rising interest rates. The stress test focuses on the cash flow and valuation of the underlying properties or businesses, as well as the impact of various interest rate increase scenarios.
Additionally, the Company maintains a robust liquidity risk management framework, anchored by its Contingency Funding Plan (“CFP”). The CFP is designed to ensure the Company’s ability to meet financial obligations under both normal and stressed conditions. A critical component of the CFP is liquidity stress testing, which involves modeling a range of adverse market‑wide and institution‑specific scenarios, including significant deposit outflows, disruptions in wholesale funding markets, and severe economic downturns. The results of these stress tests are used to evaluate the adequacy of liquidity resources and to identify potential vulnerabilities. Liquidity stress testing is conducted quarterly and reported to ALCO, and may also be performed on an ad-hoc basis in response to changing market conditions.
Supervision and Regulation
General
The Bank is subject to extensive regulation by the CT DOB, as its chartering agency and by the FDIC, as its deposit insurer. Additionally, the Bank will also be subject to the supervision of the NY DFS, as it pertains to any New York-based branches. The Bank’s deposits are insured up to applicable limits by the FDIC through the Deposit Insurance Fund. The Bank is required to file reports with, and is periodically examined by, the FDIC and the CT DOB concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other financial institutions.
The primary goals of the bank regulatory system are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. This system is intended primarily for the protection of the Deposit Insurance Fund and bank depositors, rather than shareholders and creditors. The banking agencies have broad enforcement power over bank holding companies and banks, including the authority, among other things, to enjoin “unsafe or unsound” practices, require affirmative action to correct any violation or practice, issue administrative orders that can be judicially enforced, direct increases in capital, direct the sale of subsidiaries or other assets, limit dividends and distributions, restrict growth, assess civil money penalties, remove officers and directors, and, with respect to banks, terminate deposit insurance or place the bank into conservatorship or receivership. In general, these enforcement actions may be initiated as a consequence of violations of laws and regulations or unsafe or unsound practices.
The following discussion is a summary of the material laws, rules and regulations applicable to our operations, but does not purport to be a complete summary of all applicable laws, rules and regulations. These laws, rules and regulations may change, and the regulatory agencies often have broad discretion in interpreting them. Any change in such laws, rules or regulations, whether by the CT DOB, the NY DFS, the FDIC or the Federal Reserve Board ("FRB"), could have a material adverse impact on the financial markets in general, and our operations and activities, financial condition, results of operations, growth plans and future prospects specifically.

Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") implemented significant changes to the regulation and supervision of financial institutions. While many of its provisions are primarily directed at larger, systemically important institutions, certain requirements apply to smaller banks, including enhanced consumer protection standards, capital and risk management expectations, and compliance with regulations promulgated by the Consumer Financial Protection Bureau, which are enforced through their primary federal regulators. Institutions with less than $10 billion in assets, including the Bank, are exempt from certain provisions of the Dodd‑Frank Act, such as debit card interchange fee caps and heightened stress testing requirements, and generally have limited compliance obligations under the Volcker Rule, which restricts proprietary trading and certain investments in hedge funds and private equity funds.
Economic Growth Act
The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (the “Economic Growth Act”) provided targeted regulatory relief to community banks by tailoring certain requirements imposed by the Dodd Frank Act, impacting regulatory examination cycles, call reports, the Volcker Rule, mortgage disclosures and risk weights for certain high-risk commercial real estate loans.
The Economic Growth Act provides insured depository institutions and their affiliates with less than $10 billion in total consolidated assets and limited trading activities with an exemption from the Dodd-Frank Act’s Volcker Rule, which generally restricts certain banking entities such as the Company and the Bank from engaging in proprietary trading activities and entering into certain relationships with hedge funds and private-equity funds. In 2019, the FDIC, along with several other banking agencies, adopted final rules to implement the exemption contemplated by the Economic Growth Act.
The Economic Growth Act provides certain reporting and capital relief for bank holding companies with total assets under $3 billion, as outlined in the Small Bank Holding Company Policy Statement. As of June 30, 2023, the Company exceeded this threshold and no longer qualified for this treatment. Beginning March 31, 2024, the Company became subject to the capital requirements applicable to larger bank holding companies, as set forth in the Economic Growth Act.
The Economic Growth Act also requires the federal banking agencies to allow insured depository institutions that have less than $5 billion in total consolidated assets (and satisfy other conditions) to use short-form reports of condition (i.e. call reports) for the first and third quarters of each year.
Connecticut Banking Laws and Supervision
Connecticut Department of Banking.   The CT DOB regulates the internal organization as well as the deposit, lending and investment activities of state-chartered banks, including the Bank. The approval of the CT DOB is required for, among other things, the establishment of branch offices and business combination transactions. The CT DOB conducts periodic examinations of Connecticut chartered banks. The FDIC also regulates many of the areas regulated by the CT DOB, and federal law may limit some of the authority provided to Connecticut chartered banks by Connecticut law.
Lending Activities.   Connecticut banking laws grant banks broad lending authority. With certain limited exceptions, loans to any one obligor under this statutory authority may not exceed 15% and fully secured loans may not exceed an additional 10% of a bank’s equity capital and allowance for credit losses.
Dividends.   Substantially all the Company's income is derived from, and the principal source of our liquidity is, dividends from the Bank. The ability of the Bank to pay dividends is also restricted by federal and state laws, regulations and policies. Under Connecticut law, the Bank may pay cash dividends out of its net profits. For purposes of this restriction, “net profits” represents the remainder of all earnings from current operations. Further, the total amount of all dividends declared by a bank in any year may not exceed the sum of a bank’s net profits for the past two fiscal years, plus the portion of the year in which the dividend is paid. The ability of the Bank and the Company to pay dividends is also restricted by federal laws, regulations and policies (See “Federal Bank Holding Company Regulation – Dividends”).
Powers.   Connecticut banking law authorizes Connecticut chartered banks to transact a "general banking business" and "all such incidental powers as are necessary thereto". With the prior approval of the CT DOB, Connecticut banks are also authorized to engage in activities that are closely related to the business of banking, are convenient and useful to the business of banking, are reasonably related to the operation of a Connecticut bank, are financial in nature or that are permitted under the Bank Holding Company Act or the Home Owners’ Loan Act, both federal statutes, or the regulations promulgated as a result of those federal statutes. Connecticut banks are also authorized to engage in any activity permitted for certain federally chartered institutions, as well as for certain out-of-state institutions, upon filing a notice with the CT DOB unless the CT DOB does not approve the activity.

Assessments.   Connecticut banks are required to pay annual assessments to the Connecticut Department of Banking to fund the Connecticut Department of Banking’s operations. The general assessments are paid pro-rata based upon a bank’s asset size.
Ownership. Under Connecticut banking law, no person may acquire beneficial ownership of more than 10% of any class of voting securities of a Connecticut chartered bank, or any bank holding company of such a bank, without prior notification of, and lack of disapproval by, the CT DOB.

Enforcement.   Under Connecticut law, the CT DOB has extensive enforcement authority over Connecticut banks and, under certain circumstances, affiliated parties, insiders, and agents. The CT DOB's enforcement authority includes cease and desist orders, fines, receivership, conservatorship, removal of officers and directors, emergency closures, dissolution and liquidation.
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
Under FRB policy, which has been codified by the Dodd-Frank Act, a bank holding company must serve as a source of strength for its subsidiary bank. The FRB may require a bank holding company to contribute additional capital to an under-capitalized subsidiary bank. A bank holding company must obtain FRB approval before: (1) acquiring, directly or indirectly, ownership or control of any voting securities of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such securities (unless it already owns or controls the majority of such securities); (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company.
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
Dividends.   The FRB has issued a policy statement regarding the payment of cash dividends by bank holding companies, which states a bank holding company should distribute cash dividends only when the bank holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the bank holding company’s capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends.
Under federal law, the Bank may not pay any dividend to the Company or make other capital distributions if the Bank is under-capitalized or if by doing so, would cause it to become under-capitalized. Basel III Capital Rules limit the amount of dividends the Bank can pay if its capital ratios are below the full capital conservation buffer of 2.5% (as a percentage of risk-weighted assets). The capital conservation buffer is in addition to the minimum risk-based capital requirement. The FDIC may further restrict the payment of dividends by requiring the Bank to maintain a higher level of capital than would otherwise be required for it to be adequately capitalized for regulatory purposes. Moreover, if, in the opinion of the FDIC, the Bank is engaged in an unsafe or unsound practice (which could include the payment of dividends), the FDIC may require it to cease such practice, generally after notice and hearing. The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe banking practice. The FDIC has also issued policy statements providing that insured depository institutions generally should pay dividends only out of current operating earnings.
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

Other Federal and State Bank Regulation
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
Capital Requirements.   The FRB monitors the Company's capital adequacy, on a consolidated basis, and the FDIC and CT DOB monitor the capital adequacy of the Bank.
The FRB, the FDIC and the other federal and state bank regulatory agencies establish regulatory capital guidelines for U.S. banking organizations.
Since January 1, 2015, the Company and the Bank have been subject to revised capital rules set forth by the FRB, the FDIC and the other federal and state bank regulatory agencies. The revised capital rules aligned the banking agencies’ leverage and risk-based capital requirements, including the calculation of risk weighted assets, to align with agreements that were reached by the Basel Committee on Banking Supervision and with certain provisions of the Dodd-Frank Act (the Basel III Capital Rules).
The Basel III Capital Rules established a minimum common equity Tier 1 capital requirement of 4.5% of risk-weighted assets; set the minimum Tier 1 capital to average assets ratio at 4% of total assets; increased the minimum Tier 1 capital to risk-weighted assets requirement from 4% to 6%; and retained the minimum total capital to risk weighted assets requirement at 8.0%. A “well-capitalized” institution must generally maintain capital ratios 200 basis points higher than the minimum guidelines.
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
Transactions with Affiliates.   Transactions between a bank and its affiliates are subject to Sections 23A and 23B of the Federal Reserve Act (“FRA”) and the Federal Reserve’s Regulation W. In a holding company context, at a minimum, the parent holding company of a bank and any companies which are controlled by such parent holding company are considered an affiliate of the bank. Generally, Section 23A restricts the amount and types of “covered transactions” a bank may engage in with affiliates, including extensions of credit, investments in affiliate securities, asset purchases, and certain guarantees, by imposing quantitative limits generally capped at 10% of capital stock and surplus for any single affiliate and 20% in the aggregate, and by requiring such transactions to be secured by eligible collateral. The term “covered transaction” includes, among other things, the making of loans or other extensions of credit to an affiliate and the purchase of assets from an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to an affiliate, or the issuance of guarantees, acceptance, or letter of credit on behalf of an affiliate. Section 23B requires that most transactions between a bank and its affiliates be conducted on terms and conditions that are substantially the same as, or at least as favorable to the bank as, those prevailing for comparable transactions with non‑affiliated parties, thereby enforcing an arm’s‑length standard. The Dodd-Frank Act has expanded the definition of covered transactions and increased the timing and other aspects of the collateral requirements associated with covered transactions, including an expansion of the covered transactions to include credit exposures related to derivatives, repurchase agreements and securities lending arrangements and an increase in the amount of time for which collateral requirements regarding covered transactions must be satisfied.
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
Under the FDIC’s risk-based assessment system, insured depository institutions are assigned to a risk category based on supervisory evaluations, regulatory capital levels and other factors. A depository institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by the FDIC, with less risky institutions paying lower assessments. Subject to certain adjustments, the range of assessment rates is now between 2.5 to 42 basis points of the assessment base.
The Dodd-Frank Act set the required minimum reserve ratio to 1.35 percent of estimated insured deposits. If the reserve ratio falls below 1.35 percent or is expected to do so within 6 months, the FDIC generally must adopt a restoration plan to restore the Deposit Insurance Fund reserve ratio to at least 1.35 percent within 8 years. For 2025, the FDIC has exercised that discretion by establishing a 2% designated fund reserve ratio as a long-range minimum target for setting assessment rates.
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
Federal Reserve System.  FRB regulations historically required depository institutions to maintain noninterest‑earning reserve balances against transaction accounts, primarily NOW and regular checking accounts. While reserve requirements were subject to annual adjustment and generally applied to aggregate transaction accounts, effective March 26, 2020, the FRB eliminated reserve requirement ratios as part of its transition to an ample reserves regime.

Federal Home Loan Bank of Boston (FHLB).   The Bank is a member of the FHLB, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB.
Community Reinvestment Act (CRA).   Under the CRA, as implemented by FDIC regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for banks nor does it limit a bank's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the FDIC, in connection with its examination of a bank, to assess the bank’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such bank, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of a bank’s CRA performance utilizing a four-tiered descriptive rating system. In particular, the system focuses on three tests:
•A lending test, to evaluate the bank’s record of making loans in its assessment areas;
•An investment test, to evaluate the bank’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and
•A service test, to evaluate the bank’s delivery of services through its branches, ATMs, and other offices.
Connecticut has its own statutory counterpart to the CRA which is applicable to the Bank. The Connecticut version of CRA is generally similar to the federal version, but utilizes a five-tiered descriptive rating system. Connecticut law requires the CT DOB to consider, but not be limited to, a bank’s record of performance under the Connecticut CRA in considering any application by the Bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Bankwell was rated “Satisfactory” by both the FDIC and the Connecticut Department in their most recent concurrent Community Reinvestment Act (CRA) Performance Evaluations.

On October 24, 2023, the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation (collectively “the agencies”) released a final rule containing sweeping changes to the CRA regulations (the “2023 rule”). The 2023 rule was intended to modernize and strengthen regulations implementing the CRA but was strongly opposed and subject to legal challenges. In March 2024, the U.S. District Court for the Northern District of Texas enjoined the agencies from enforcing the 2023 rule while the litigation was pending. On July 18, 2025, the agencies issued a proposal to rescind the 2023 rule and reinstate the prior CRA framework. The 2023 rule is currently subject to legal action and the agencies continue to apply the 1995 CRA regulations.

Fair Lending, Equal Credit Opportunity Act (ECOA) and Section 1071. Fair Lending laws, including the Fair Housing Act, ECOA, and its implementing regulation, Regulation B, prohibit discrimination in any aspect of a credit transaction. Section 1071 of the Dodd-Frank Act amended ECOA to require banks to collect and report small business loan application data to the Consumer Financial Protection Bureau (CFPB). Regulation B was amended on March 30, 2023, creating a complex reporting framework requiring banks to report more than 22 data points on each small business loan application. Legal challenges ensued. After two extensions of the compliance date, on November 13, 2025, the CFPB issued a Notice of Proposed Rulemaking to make major changes to the 2023 rule including increasing coverage thresholds and removing certain required data points. The proposal also extended the compliance date to January 1, 2028, with a new first filing deadline of June 1, 2029. Comments were due on December 15, 2025.

Consumer Protection. We are subject to a variety of federal, Connecticut and New York statutes and regulations that are intended to protect consumers in providing bank deposit and loan products and services. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations.

At the federal level, these laws include, but are not limited to the following:

•Truth in Savings Act which establishes disclosure requirements so that consumers may make informed decisions about depository accounts;

•Expedited Funds Availability Act which specifies availability schedules within which banks must make funds available for withdrawal, sets forth rules concerning responsibilities of paying and returning banks; and contains provisions related to requirements substitute checks must meet to be the legal equivalent of a paper check during check processing;

•Electronic Funds Transfer Act which protects consumers engaging in electronic funds transfers and provides an error resolution framework; regulates overdraft fees; and governs consumer remittances from the United States to foreign countries;

•Equal Credit Opportunity Act and Fair Housing Act, which prohibits discrimination based on race, color, religion or other prohibited factors in extending credit;

•Fair Debt Collection Practices Act, which governs the way consumer debts may be collected by collection agencies;

•Flood Disaster Protection Act which prohibits banks from making, increasing, renewing, or extending a loan secured by improved real estate located in a Special Flood Hazard Area unless the property securing the loan is covered by flood insurance;

•Service members Civil Relief Act of 2004 and the Military Lending Act, which governs the repayment terms of, and property rights underlying, secured obligations of persons in military service;

Although the Bank does not engage in consumer lending, the following regulations are also monitored: Federal Truth in Lending Act; the Home Mortgage Disclosure Act; the Fair Credit Reporting Act; the SAFE Act; and the Real Estate Settlement Procedures Act and rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

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
Incentive Compensation Guidance.   The federal banking agencies have issued comprehensive guidance addressing incentive compensation policies designed to prevent compensation arrangements from encouraging excessive risk‑taking that could undermine the safety and soundness of financial institutions. The guidance sets expectations for financial institutions concerning their incentive compensation arrangements and related risk management, control and governance processes. All employees that have the ability to materially affect the risk profile of a financial institution, either individually or as part of a group, are covered by the guidance. The guidance is based upon three core concepts: (1) balanced risk-taking incentives; (2) effective controls and risk management compatibility; and (3) strong corporate governance. Deficiencies in compensation practices that are identified may be incorporated into the institution’s supervisory ratings, which can affect the organization’s ability to take certain actions, including the ability to make acquisitions or take other actions. Enforcement actions by the institution’s primary federal banking agency may be initiated if the institution’s incentive compensation programs pose a risk to the safety and soundness of the organization.
Federal Securities Laws. As a public company, we also file reports with the Securities and Exchange Commission “SEC” and are subject to its regulatory authority, as well as the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, with respect to our securities, financial reporting and certain governance matters. Because our securities are listed on the Nasdaq Global Market (“Nasdaq”), we are subject to Nasdaq's rules for listed companies, including rules relating to corporate governance.
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
Privacy of Consumer Information. The Bank is subject to a myriad of state and federal regulations governing the privacy of consumer and customer personal information. Federal requirements include but are not limited to: GLBA and its implementing regulation, Regulation P, which requires financial institutions to establish policies and procedures to restrict the sharing of non-public client data with non-affiliated parties and to protect client data from unauthorized access; the Fair Credit Reporting Act (FCRA), which addresses national credit reporting standards and permits consumers to opt out of information-sharing for marketing purposes among affiliated companies; the Fair and Accurate Credit Transactions Act (FACT Act) which amended certain provisions of the FCRA and requires banks and other financial institutions to notify their clients if they report negative information about them to a credit bureau; and the Right to Financial Privacy Act which establishes specific procedures that federal government authorities must follow in order to obtain information from a financial institution about a customer’s financial records. Other applicable privacy laws include the Children’s Online Privacy Protection Act (COPPA), the Controlling the Assault of Non-Solicited Pornography and Marketing Act (CAN-SPAM), and the Telephone Consumer Protection Act. The Bank maintains a Board-approved Privacy Policy which facilitates compliance.

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
Title III of the USA PATRIOT Act of 2001 amended the BSA and incorporates anti-terrorist financing provisions into the requirements of the BSA and its implementing regulations. Among other things, the USA PATRIOT Act requires all financial institutions, to institute and maintain a risk-based anti-money laundering compliance program that includes a client identification program, provides for information sharing with law enforcement and between certain financial institutions by means of an exemption from the privacy provisions of the GLBA, prohibits U.S. banks and broker-dealers from maintaining accounts with foreign “shell” banks, establishes due diligence and enhanced due diligence requirements for certain foreign correspondent banking and foreign private banking accounts and imposes additional record keeping requirements for certain correspondent banking arrangements. The USA PATRIOT Act also grants broad authority to the Secretary of the Treasury to take actions to combat money laundering, and federal bank regulators are required to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve any application submitted by a financial institution.
On January 1, 2021, Congress passed the Corporate Transparency Act (the “CTA”) as part of the National Defense Authorization Act, which enacted the most significant overhaul of the anti-money laundering laws since the USA PATRIOT Act. The CTA aims to eliminate the use of shell companies that facilitate the laundering of criminal proceeds and, for that purpose, directs FinCEN to establish and maintain a national registry of beneficial ownership information for certain corporate and other business entities. Compliance involves identifying company details, beneficial owners (those with significant control or ownership), and, for new entities, company applicants, with updates required for changes. Numerous lawsuits were filed in federal courts during 2024 seeking to block enforcement of the CTA, with some courts granting nationwide injunctions, all of which were eventually stayed or lifted. However, on March 2, 2025, the Treasury Department announced that it will not be enforcing the CTA against U.S. citizens or domestic reporting companies and that it would be issuing a proposed rule that will narrow the scope of the CTA filing requirements to foreign reporting companies only. On March 21, 2025, FinCEN issued new an interim final rule that removes the requirement for U.S. entities to report beneficial ownership information under the CTA.

On June 28, 2024, FinCEN announced a proposed rule to strengthen and modernize financial institutions’ anti-money laundering and countering the financing of terrorism (AML/CFT) programs. While financial institutions have long maintained AML/CFT programs under existing regulations, this proposed rule would amend those regulations to explicitly require that such programs be effective, risk-based, and reasonably designed with certain minimum components, including a mandatory risk assessment process and also require financial institutions to review government-wide AML/CFT priorities and incorporate them, as appropriate, into their risk-based programs. The June 2024 proposed rule was not finalized in its original form; instead, FinCEN issued a separate Final Rule in August 2024 for Investment Advisers, delaying its effective date to January 1, 2028, and reopened it for revisions, with a related Customer Identification Program (CIP) rule also pending. Recent developments signal continued recalibration of BSA reporting requirements. On October 9, 2025, FinCEN issued guidance in the form of Suspicious Activity Report (SAR) FAQs clarifying several long‑debated expectations largely harmonizing practice with existing regulations. On October 21, 2025, the Streamlining Transaction Reporting and Ensuring Anti-Money Laundering Improvements for a New Era (STREAMLINE) Act was introduced, a legislative effort aimed at simplifying BSA reporting. On February 13, 2026, FinCEN issued an order (FIN-2026-R001) granting exceptive relief to covered financial institutions from the long-standing requirement to identify and verify the beneficial owners of legal entity customers at each new account opening. Inconsistencies between state and federal laws persist regarding the provision of banking services to Marijuana Related Businesses (MRBs).

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
Net Operating Loss Carryovers: At December 31, 2025, we had $1.2 million of net operating loss carryforwards for federal income tax purposes. The federal net operating losses will expire in 2032. The use of these carryforwards is subject to annual limitations.
Corporate Dividends-Received Deduction:   The Company may exclude from its income 100.0% of dividends received from the Bank as a member of the same affiliated group of corporations.
Excise Tax on Stock Repurchases: The Inflation Reduction Act of 2022 (“IRA”) imposes a 1% excise tax on the aggregate fair market value of stock repurchased by certain corporations during the taxable year, subject to adjustments. The excise tax generally applies to any US corporation whose stock is traded on an established securities market and that repurchases more than $1 million of stock over the course of a tax year.
The Company and the Bank are not currently under audit with respect to their federal tax returns.
State Taxation
We are subject to the Connecticut corporation business tax. The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (7.5% for the fiscal years ending December 31, 2025 and 2024) to arrive at Connecticut income tax. In addition to Connecticut state income tax, we are subject to income tax in other states due to business activities conducted therein, including the employment of personnel and the origination of loans.
In October 2015, the Company created Bankwell Loan Servicing Group, Inc., a Passive Investment Company (“PIC”) organized for state income tax purposes. The PIC is a wholly-owned subsidiary of the Bank operating in accordance with Connecticut statutes. The PIC’s activities are limited in scope to holding and managing loans that are collateralized by real estate. Income earned by the PIC is determined in accordance with the statutory requirements for a passive investment company and the dividends paid by the PIC to the Bank are not taxable income for Connecticut income tax purposes. As a result of the formation of the PIC, the Bank does not expect to be subject to Connecticut income taxes. State taxes are being recognized for income taxes on income earned in other states.
The Company and the Bank are not currently under audit with respect to their state tax returns.

Item 1A.    Risk Factors

Risks Relating to Our Business
As a business operating in the financial services industry, our business and operations may be adversely affected in numerous and complex ways by weak economic conditions.
Our business, which primarily consist of extending credit to clients through loans, borrowing money from clients in the form of deposits and investing in securities, is sensitive to general business and economic conditions in the United States and, to a lesser extent, to secondary effects of global geopolitical events. A weakening of the U.S. economy could constrain our growth and profitability across our lending, deposit and investment activities. Businesses, consumers, and investors in the United States face ongoing uncertainty related to federal fiscal policymaking, the medium- and long-term fiscal outlook of the federal government, the impact of tariffs, and future tax rates. In addition, adverse economic conditions in foreign countries could disrupt global financial markets and negatively affect U.S. economic growth. Weak economic conditions may be characterized by deflationary pressures; volatility in in debt and equity markets; reduced liquidity; depressed prices in the secondary market for mortgage loans; increased delinquencies on mortgage, consumer and commercial loans; declines in residential and commercial real estate values; and lower levels of home sales and commercial activity. These factors, individually or in combination, could adversely affect our business, and their interaction may be complex and difficult to predict. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors beyond our control. Adverse economic conditions, together with government policy responses to those conditions, could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may not be able to adequately measure and limit our credit risk, which could lead to unexpected losses.
Lending activities are inherently subject to credit risk, including the risk that borrowers may be unable or unwilling to repay principal or interest when due, or that collateral securing a loan may be insufficient to cover our exposure. These risks may be influenced by conditions affecting borrowers’ industries and by local, regional, and national economic trends. While we employ various risk management practices, including credit approval standards and ongoing monitoring of industry and portfolio concentrations, these measures may not be effective in mitigating credit risk under all circumstances. Our credit policies, procedures and administration may not fully adapt to changes in economic conditions or other factors affecting borrower creditworthiness and overall portfolio quality. Finally, many of our loans are made to middle-market businesses, which may be more vulnerable to competitive, economic and financial pressures than larger borrowers. A failure to effectively identify, measure and manage credit risk within our loan portfolio could have a material adverse effect on our business, financial condition, results of operations and future prospects.
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
As of December 31, 2025, our five largest relationships ranged in exposure from approximately $91.9 million to $111.5 million. In addition to other typical risks related to any loan, such as deterioration of the collateral securing the loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay a loan obligation(s) for any reason, our nonperforming loans and our ACL-Loans could increase significantly, which could adversely and materially affect our business, financial condition and results of operations.
Our commercial real estate loan, commercial loan and construction loan portfolios expose us to potentially elevated risks.
Our loan portfolio includes non-owner-occupied commercial real estate loans to individuals and businesses for various purposes, secured by commercial properties. Repayment of these loans typically depends on the income generated, or expected to be generated, by the underlying property in amounts sufficient to cover operating expenses and debt service. As a result, these loans may be more adversely affected by downturns in real estate markets or broader economic conditions than residential real estate loans, as these borrowers’ ability to repay their loans depends on successful leasing of their properties, in addition to the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan term and typically require a balloon payment at maturity. A borrower’s ability to make a balloon payment typically is dependent on the ability to refinance the loan or sell the underlying property in a timely manner, which may be constrained by adverse market or credit conditions.
These loans expose a lender to increased credit risk because the collateral securing them is generally less liquid than residential real estate. Non-owner-occupied commercial real estate loans generally involve larger balances to individual borrowers or related groups of borrowers, which may result in higher charge-offs on a per loan basis compared to residential or consumer loan portfolios.

The repayment of our commercial loans is primarily dependent on the cash flows generated by borrowers’ business operations. Accordingly, repayment is substantially influenced by the financial performance and ongoing viability of those businesses. The assets securing the loans have the following characteristics: (a) they depreciate over time, (b) they are difficult to appraise and liquidate, and (c) they fluctuate in value based on the success of the business.

The risk of loss associated with construction loans depends in large part on the accuracy of our initial estimates of a project’s value upon completion, the successful and timely completion of construction, the availability of permanent takeout financing, and the borrower’s ability to lease or sell the property. Construction projects are subject to delays, cost overruns, and other risks beyond the borrower’s or our control. If actual costs exceed estimates or projected values are not realized, the value of the property securing the loan may be insufficient to ensure full repayment through refinancing or sale of the property.

Although we employ underwriting standards, credit review processes, and ongoing monitoring, these practices cannot eliminate all risks associated with commercial real estate, commercial, and construction lending. Unexpected deterioration in the credit quality of these loan portfolios could require increased provisions for credit losses, reduce profitability, and have a material adverse effect on our business, financial condition, results of operations and future prospects.
Lack of seasoning of our loan portfolio could increase risk of credit defaults in the future.
As a result of our growth in recent years, a large portion of our loan portfolio and lending relationships are of relatively recent origin. Loans generally do not exhibit signs of credit deterioration or default until they have been outstanding for a period of time, a process commonly referred to as “seasoning.” Accordingly, a more seasoned loan portfolio of older loans will usually behave more predictably than a newer portfolio. Because a large portion of our portfolio is relatively new, current delinquency and default levels may not be indicative of future credit performance as the portfolio becomes more seasoned. As a result, these metrics may not provide a reliable basis for predicting future trends in asset quality, including net charge-offs and nonperforming assets. In addition, our limited operating history with our portfolio reduces the availability of historical payment patterns on which to assess future collectability. As a result, it may be difficult to predict the future performance of our loan portfolio. If credit performance deteriorates as the portfolio seasons, we could experience higher delinquencies and charge-offs and may be required to increase our ACL-Loans, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our lending limit may restrict our growth and prevent us from effectively implementing our business strategy.
Our lending capacity is constrained by our capital levels and applicable lending limits, which restrict the amount we may lend both in the aggregate and to any single borrower. As a result, the maximum loan amounts we can offer may be significantly lower than those available from many of our competitors. These limitations may discourage potential borrowers with credit needs that exceed our lending limits from doing business with us. We seek to accommodate larger credit needs by selling participations in loans to other financial institutions; however, this strategy may not be available or feasible in all circumstances. If we are unable to compete effectively for loans among our target clients due to these constraints, we may be unable to successfully execute our business strategy, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.
A prolonged downturn in the real estate market could result in losses and adversely affect our profitability.
A significant portion of our loan portfolio consists of commercial real estate loans. While the underlying real estate collateral may provide an alternative source of repayment in the event of borrower default, the value of such collateral may decline during the term of the loan. A deterioration in real estate values could impair the value of our collateral and our ability to recover outstanding balances through foreclosure or sale. In the event of default, proceeds from the sale of the collateral may be insufficient to fully recover the outstanding principal and accrued interest on these loans. In addition, if declining real estate values require us to re-evaluate collateral values or increase our ACL-Loans, our profitability could be adversely affected. Any such impact could have a material adverse effect on our business, financial condition, results of operations and prospects.
We are subject to interest rate risk that could negatively impact our profitability.
Our profitability, like that of most financial institutions, depends primarily on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest bearing liabilities, such as deposits and borrowings.
Changes in interest rates and in the monetary policy actions of the FRB may materially and adversely affect our net interest income, profitability, and overall financial condition. Interest rates are influenced by a broad range of factors beyond our control, including general economic conditions, inflationary trends, fiscal policy, and actions taken by the FRB through the Federal Open Market Committee (FOMC). Following the significant monetary tightening cycle that began in 2022, the FRB raised the federal funds rate to a peak range of 5.25%–5.50%. In response to moderating inflation and a softening labor market, the FRB subsequently reduced the target range throughout 2024 and 2025, ending 2025 at 3.50%–3.75%. These changes, including both prior rate increases and subsequent rate cuts, continue to influence market interest rates, funding costs, loan demand, and the yields available on interest‑earning assets.
Fluctuations in interest rates directly influence the rates we earn on loans and securities, the rates we pay on deposits and borrowings, and the fair value and duration of our financial assets and liabilities. If interest rates on deposits and other funding sources rise faster than the rates we earn on loans and investments, our net interest income and overall earnings could decline. Periods of heightened rate volatility or instability may also increase funding costs, pressure our net interest margin, and negatively impact asset‑liability management strategies. Any substantial, unexpected, or prolonged shift in interest rates could have a material adverse effect on our business, financial condition, results of operations, and future prospects.
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
Our strategic plan includes initiatives designed to support the organic development and growth of our franchise. These initiatives focus on delivering superior service to our clients, coupling technology with our deep client relationships. Execution of this strategy requires investment in resources, systems and human capital. Our success depends on management’s ability to effectively manage and execute multiple, concurrent initiatives intended to enhance operational capabilities and expand our product offerings. Any inability to successfully execute these initiatives could negatively impact client acquisition and retention and may adversely impact our operating results.
Failure or disruption of the operating systems and technologies we use, including those of third parties, could adversely affect our business.
We rely on communication and information systems, many of which are provided by third-party providers, to conduct our business. Failures, interruptions or security breaches involving these systems could disrupt critical operations, including our general ledger, deposit and loan systems, and digital banking platforms, including our online account opening channel, Bankwell Direct. The risk of electronic fraudulent activity within the financial services industry, particularly in the commercial banking sector, continues to increase as cyber criminals target bank systems and client information. While we have implemented policies and procedures designed to prevent and mitigate the effects of system failures, interruptions, and security breaches, including cyber-attacks, there can be no assurance that such events will not occur or that, if they do occur, they will be effectively addressed. In addition, we may not be able to ensure that all third-party service providers maintain adequate controls to protect their systems and our information in the event of a cyber-attack. Any failure, interruption, or security breach involving our systems or those of our third-party providers could harm our reputation, result in the loss of business, increase regulatory scrutiny, or expose us to civil litigation or financial liability, any of which could have an adverse effect on our results of operation and financial condition.
Unauthorized access, cyber-crime, and other threats to data security, including those posed by artificial intelligence, may require significant resources, harm our reputation, and adversely affect our business.
We collect, use, and maintain personal and financial information relating to individuals and businesses with whom we have banking relationships. Threats to data security, such as unauthorized access, cyber-attacks, and other evolving risks, are rapidly changing and may expose us to increased costs for prevention, detection, and remediation, as well as competing demands on our resources to protect data in accordance with client expectations and applicable statutory and regulatory requirements. It is difficult, and in some cases impossible, to anticipate or defend against every risk arising from advancing technologies, including the use of artificial intelligence ("AI"), and from increasingly sophisticated cyber-criminals and other malicious actors. The complexity and frequency of cyber threats make it challenging to keep pace with new attack methods and may result in a security breach. The controls implemented by our information technology systems, employees, and third-party service providers may be insufficient or fail. We may also experience security incidents resulting from intentional or negligent acts by employees or other internal parties, software defects or technical failures, or other unforeseen causes. As a result, client accounts could become vulnerable to account takeover schemes, cyber-fraud, or other unauthorized activity. In addition, our systems and those of our third-party providers may be subject to damage or disruption from events beyond our or their control, including natural disasters, power interruptions, network failures, catastrophic events, or the introduction of viruses or malware.
A breach of our security, or that of any of our third-party providers, resulting in unauthorized access to data could disrupt our operations and lead to data loss, litigation, regulatory enforcement actions, fines and penalties, increased compliance costs, and reputational harm. Any of these consequences could have a material adverse effect on our business, results of operations, financial condition and future prospects.
We are subject to losses due to fraudulent and negligent acts on the part of loan applicants, our clients, vendors, bad actors, and/or our employees.
When originating loans, we rely extensively on information provided by third parties, including the loan applications, property appraisals, title reports and income documentation. In addition, our current and potential future use of AI to support loan origination processes may introduce additional risk of inaccurate, incomplete, or misrepresented information. If such information is intentionally or negligently misrepresented and the misstatement is not identified prior to loan funding, the value of the loan may be materially less than anticipated. Regardless of whether a misrepresentation is made by a loan applicant, client, vendor, third-party service provider, bad actor, or employee, we generally bear the associated risk of loss. Loans subject to material misrepresentations are typically unsalable or may be subject to repurchase obligations if sold prior to the discovery of the misrepresentation. In addition, the individuals or entities responsible for such misrepresentations are often difficult to locate, and recovery of resulting losses may be limited or unsuccessful. While we maintain controls and processes designed to identify misrepresented information in our loan origination activities, including human oversight of AI-supported processes, we cannot provide assurance that all misrepresentations will be detected.

As a financial institution, we are also inherently exposed to risks associated with theft, fraud and other dishonest or illegal activities by clients, vendors, bad actors, and/or employees targeting the Bank or our clients. These activities may take many forms, including check fraud, electronic and wire fraud, phishing, social engineering, and other schemes. The increasing sophistication and frequency of fraudulent activity could result in financial losses, reputational harm, loss of business, heightened regulatory scrutiny, civil litigation, or other liabilities. Any of these outcomes could have an adverse effect on our results of operation and financial condition. To mitigate these risks, we maintain policies and internal controls, utilize technology-based monitoring tools, and provide ongoing employee training designed to identify, prevent, and respond to fraudulent activity; however, these measures may not be effective in preventing all losses.
We may be unsuccessful in identifying and completing the acquisition of whole financial institutions or related lines of business.
In addition to organic growth, we may pursue acquisitions of financial institutions or related businesses to support our strategic objectives. Acquisitions involve significant execution risk, and we cannot assure that we will identify suitable opportunities or successfully complete or integrate any transaction. Acquisition activities may require substantial management time and expense, divert attention from our existing operations, and subject us to competitive pressures, regulatory approvals, and potential regulatory actions.
Acquisitions also involve risks related to valuation, due diligence, integration, and the assumption of unknown or contingent liabilities. Difficulties integrating operations, systems, personnel, and controls, or inconsistencies in policies and procedures, could adversely affect client relationships and limit our ability to achieve anticipated benefits. Depending on the condition of the acquired institution or assets, an acquisition may adversely affect our capital, earnings, or goodwill and could result in impairment charges.

If we are unable to successfully manage these risks or realize the expected benefits of an acquisition in a timely manner, our profitability, growth, and shareholder value could be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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
We conduct due diligence investigations of institutions we may acquire; however, these reviews are time‑consuming, costly, and may not identify all material risks. Despite extensive due diligence, issues related to a target institution, its operations, or its operating environment may not be discovered or may arise after completion of an acquisition. If such issues are identified after an acquisition, or if we are unable to successfully integrate and manage the acquired operations, we may be required to write down or write off assets, restructure operations, or record impairment or other charges, which could result in reported losses. In addition, such charges or integration challenges could adversely affect our capital or cause us to violate financial covenants associated with assumed or newly incurred debt. Any of these outcomes could adversely affect our financial condition and results of operations.
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
Climate change and related regulatory, political, and market responses may present risks to our business, financial condition, and results of operations. The lack of reliable historical data makes it difficult to predict the extent to which climate‑related risks may affect us; however, the physical effects of climate change, including more frequent or severe weather events, may adversely impact the value of real property securing loans in our portfolio. If borrower insurance coverage is insufficient or unavailable to cover climate‑related losses, the value of our collateral may be reduced.
In addition, climate change may negatively affect regional and local economic conditions, which could adversely impact our clients and the communities we serve. Collectively, these factors could have a material adverse effect on our financial condition and results of operations.

Adverse developments affecting the financial services industry, such as bank failures, may adversely affect the Bank’s results of operations and financial condition, including capital and liquidity.
Bank failures may adversely affect the national, regional, and local business environment in which the Bank operates. Although we were not directly impacted by the bank failures that occurred in 2023, the speed and ability of depositors to withdraw their funds from these and other financial institutions contributed to the broader volatility across the banking sector. While U.S. government agencies took actions to support depositor confidence and bank liquidity, it is uncertain whether these or any future measures will be sufficient to prevent future bank failures or significant deposit outflows. Any future bank failures or related market disruptions may adversely impact the Bank’s future operating results and financial condition, including capital and liquidity.
Risks Applicable to the Regulation of our Industry
We operate in a highly regulated environment, which could have a material and adverse impact on our operations and activities, financial condition, results of operations, growth plans and future prospects.
Banking is highly regulated under federal and state law. We are subject to extensive regulation and supervision that governs almost all aspects of our operations. As a registered bank holding company, we are subject to supervision, regulation and examination by the FRB. As a commercial bank chartered under the laws of Connecticut, the Bank is subject to supervision, regulation and examination by the CT DOB and the FDIC. The Bank is also subject to regulation by the NY DFS in connection with its New York operations.
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
The FRB, the FDIC and the CT DOB periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a regulatory agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have a material adverse effect on our business, results of operations, financial condition and future prospects.

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
We face a risk of disruptions and may be impacted by U.S. Government shutdowns.
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

Furthermore, upon the resumption of government operations, the SBA will likely experience a backlog of applications, which could be significant and may lead to extended processing times and further delays. These delays could impair our financial performance, increase credit risk exposure, and negatively affect our relationships with borrowers and lending partners.

Additionally, suspension of other federally-funded programs, such as Section 8 housing vouchers and contracts, may have an impact on borrower cash flows, which could, in turn, affect the Company's loan payments. The Company's exposure to such programs is very limited.

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
The evolving and often conflicting political and regulatory landscape related to environmental, social, and governance (“ESG”) practices creates uncertainty and compliance challenges that may increase our costs and expose us to new or additional risks.
Companies face divergent and changing federal, state, and local regulatory approaches towards ESG, further affected by shifts in governmental priorities, which create uncertainty regarding enforcement priorities and compliance expectations. This dynamic and sometimes conflicting landscape complicates compliance, strategic planning, and operational decision‑making, and may increase legal, compliance, and operational costs, divert management attention, and heighten the risk of non‑compliance. In addition, heightened scrutiny from investors and other stakeholders regarding ESG matters creates reputational risk regardless of our approach, which could adversely affect our business, financial condition, and results of operations.
Item 1B.    Unresolved Staff Comments
Not applicable.

Item 1C.    Cybersecurity
Cybersecurity Risk Management and Strategy

The Company’s risk management program for cybersecurity is integrated into our risk management and general compliance programs and processes. Our cybersecurity program utilizes a layered strategy to identify and mitigate cybersecurity threats. Our Information Security Officer ("ISO") is responsible for the day-to-day management of the Company’s global information security program, which includes defining policies and procedures to safeguard our information systems and data, conducting vulnerability, threat and third-party information security assessments, information security event management (i.e., responding to ransomware and other cyber-attacks, business continuity and recovery), evaluating external cyber intelligence, supporting industry cybersecurity efforts and working with governmental agencies. The information security team also develops training for employees to support adherence to the Company’s policies and procedures, along with increasing awareness of cyber-related risk. The personnel training includes, but is not limited to, mandatory onboarding training, phishing simulations with automated remediation training, table-top incident response exercises, and educational intranet posting and email campaigns.
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
The Company’s information security program incorporates both internal and independent assessments, as well as partnerships with industry leaders, to support a coordinated, company‑wide approach to information security. Additionally, we maintain a comprehensive program that defines standards for the planning, sourcing, management, and oversight of third-party relationships and third-party access to our system, facilities, and/or confidential or proprietary data.
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
Cybersecurity Governance
The Risk Committee of the Board of Directors provides oversight of the Company’s cybersecurity risks, ensuring that Board oversight of such risks remains appropriate and that risks are appropriately managed. The Risk Committee conducts a minimum of one cybersecurity program update per year, including a review of capital spend, budget, and staffing, as well as periodic reports on cybersecurity threats, awareness training, and key risk indicators related to the Company’s progress on risk mitigation activities. Additionally, on an annual basis, the Risk Committee reviews and recommends to the Board approval of management's recommendations on cybersecurity insurance.

The Company’s Chief Information Officer (“CIO”) oversees the Company’s information technology strategy, operations, and investments, ensuring that technology initiatives support business objectives, resiliency, and risk‑management priorities. The CIO brings more than 25 years of experience in financial‑services technology leadership and holds a Bachelor of Science in Computer Engineering and a Master’s degree in Software Development and Management. The Company’s Chief Security Officer ("CSO") reports to the Chief Risk Officer and oversees the Company’s information security programs.

The Company’s Risk Management Committee is comprised of the Chief Risk Officer (Chair) and the CSO who assess and monitor the effectiveness of the Company’s cybersecurity risk‑management program. Informed by the annual risk assessment, the Company’s internal audit function performs independent reviews and validation of the program, including assessments of policies and procedures.

Both the CIO and CSO regularly report to the Board’s Risk Committee on the Company’s identification, prevention, detection, mitigation, and remediation of cybersecurity risks and incidents. In 2025, the Risk Committee reviewed the Company’s cybersecurity program and maturity assessment, provided regular oversight of cybersecurity risks, and received updates throughout the year through discussions and dashboard reviews of key performance indicators and emerging risks.

With respect to specific incidents, the Company uses an established incident‑response framework to escalate and evaluate incidents with the CIO and CSO, as well as senior leadership from the finance, compliance, and legal functions. In the event of a potentially material cybersecurity incident, the Risk Committee is immediately notified and briefed.

Item 2.    Properties
The Bank’s headquarters building is located at 258 Elm Street in New Canaan, Connecticut. The headquarters building also operates as a limited service Domestic Representative Office. The property is leased by us until 2031.
We also lease office space for each of our branch offices in New Canaan, Stamford, Norwalk, Fairfield, Darien, and Westport, Connecticut as well as locations in Garden City, New York and Brooklyn, New York. During 2025, the Bank received regulatory approval from the FDIC, the CT DOB, and the NY DFS to establish a new full-service branch in Brooklyn, New York, which opened during the first quarter of 2026. The leases for our facilities have terms expiring at dates ranging from 2028 to 2033, although certain of the leases contain options to extend beyond these dates. We own the Hamden branch office. We believe that our current facilities are adequate for our current level of operations. Each lease is at market rate based on similar properties in the applicable market area. Management continually evaluates its branch and other office locations for opportunities to maximize cost savings while meeting our growth needs and the needs of our clients.
Our branch office locations are as follows:

Branch	Address	Owned or Leased
Cherry Street	156 Cherry Street New Canaan, CT 06840	Lease (expires 2031)
Atlantic Street	300 Atlantic Street Stamford, CT 06901	Lease (expires 2033)
High Ridge	1095 High Ridge Road Stamford, CT 06905	Lease (expires 2028)
Black Rock	2220 Black Rock Turnpike Fairfield, CT 06825	Lease (expires 2029)
Sasco Hill	One Sasco Hill Road Fairfield, CT 06824	Lease (expires 2031)
Norwalk	370 Westport Avenue Norwalk, CT 06851	Lease (expires 2029)
Hamden	2704 Dixwell Avenue Hamden, CT 06518	Own
Westport	100 Post Road East Westport, CT 06880	Lease (expires 2028)
Darien	1065 Post Road Darien, CT 06820	Lease (expires 2028)
Garden City*	1399 Franklin Avenue, Suite 301, Garden City, NY 11580	Lease (expires 2030)
Brooklyn**	557 & 559 86th Street, Brooklyn NY 11209	Lease (expires 2030)
* - Limited service Domestic Representative Office, not a full service bank branch.
* - Full service branch; anticipated opening in the first quarter of 2026.

Item 3.    Legal Proceedings
From time to time, we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Common Stock has traded on the Nasdaq Global Market under the Symbol “BWFG” since the completion of its initial public offering on May 15, 2014.
There were approximately 217 shareholders of record of BWFG Common Stock as of December 31, 2025. This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms or other nominees.
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
Issuer Purchases of Equity Securities
The following table includes information with respect to repurchases of the Company’s Common Stock during the three‑month period ended December 31, 2025 under the Company’s share repurchase program.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2025 - October 31, 2025	—	$—	—	205,450
November 1, 2025 - November 30, 2025	—	—	—	205,450
December 1, 2025 - December 31, 2025	—	—	—	205,450
Total	—	$—	—	205,450

(1) On December 19, 2018, the Company’s Board of Directors authorized a share repurchase program ("Prior Plan") of up to 400,000 shares of the Company’s Common Stock. On October 27, 2021, the Company's Board of Directors authorized the repurchase of an additional 200,000 shares under the Prior Plan. The Company purchased 535,802 shares of the Company’s common stock pursuant to the Prior Plan.

On October 28, 2024, the Company announced that on October 23, 2024, its Board of Directors authorized a share repurchase plan ("New Plan"). Under the terms of the New Plan, the Company is authorized to purchase up to 250,000 shares of its outstanding common stock. In connection with the authorization of the New Plan, the Company terminated the Prior Plan. To date, the Company purchased 44,550 shares of the Company’s common stock under the New Plan.

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
The Bank is a Connecticut state chartered commercial bank, founded in 2002, whose deposits are insured under the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank provides a wide range of services to clients in our market, an area encompassing approximately a 100 mile radius around our branch network. In addition, the Bank pursues certain types of commercial lending opportunities outside our market, particularly where we have strong relationships. The Bank operates full-service branches in New Canaan, Stamford, Fairfield, Westport, Darien, Norwalk, and Hamden, Connecticut. The Bank also operates in a limited service Domestic Representative Office in New Canaan, Connecticut and in Garden City, New York. During 2025, the Bank received regulatory approval from the FDIC, the CT DOB, and the NY DFS to establish a new full-service branch in Brooklyn, New York, which opened during the first quarter of 2026.
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
Selected Financial Data
The following table sets forth selected consolidated financial data as of the dates and for the periods presented. The selected consolidated balance sheet data as of December 31, 2025 and 2024 and the selected consolidated statement of income data for the years ended December 31, 2025 and 2024 have been derived mainly from our audited consolidated financial statements and related notes that we have included elsewhere in this Annual Report. The selected consolidated balance sheet data as of December 31, 2023, 2022, and 2021 and the selected consolidated statement of income data for the years ended December 31, 2023, 2022, and 2021 has been derived mainly from audited consolidated financial statements that are not presented in this Annual Report.
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

Selected Financial Data

	At or For the Years Ended December 31,
	2025	2024	2023	2022	2021
	(Dollars in thousands, except per share data)
Statements of Income:
Interest income	$198,327	$191,994	$188,454	$117,945	$81,376
Interest expense	99,392	108,712	93,986	23,202	13,490
Net interest income	98,935	83,282	94,468	94,743	67,886
Provision (credit) for credit losses	1,040	22,620	866	5,437	(57)
Net interest income after provision for credit losses	97,895	60,662	93,602	89,306	67,943
Noninterest income	9,388	3,718	4,842	3,040	5,657
Noninterest expense	58,788	51,051	50,401	44,363	39,739
Income before income tax	48,495	13,329	48,043	47,983	33,861
Income tax expense	13,297	3,559	11,380	10,554	7,275
Net income	35,198	9,770	36,663	37,429	26,586
Per Share Data:
Basic earnings per share	$4.49	$1.24	$4.71	$4.84	$3.38
Diluted earnings per share	$4.45	$1.23	$4.67	$4.79	$3.36
Book value per share (end of period)(a)	39.19	35.43	34.84	31.73	26.53
Tangible book value per share (end of period)(a)(b)	38.85	35.09	34.50	31.39	26.19
Dividend payout ratio(b)(e)	17.98%	65.04%	17.13%	16.70%	19.05%
Shares outstanding (end of period)(a)	7,693,121	7,635,998	7,628,288	7,516,699	7,612,807
Weighted average shares outstanding–basic	7,750,191	7,710,076	7,587,768	7,563,363	7,706,407
Weighted average shares outstanding–diluted	7,826,280	7,737,952	7,647,411	7,640,218	7,761,811
Performance Ratios:
Return on average assets(b)(f)	1.09%	0.31%	1.13%	1.44%	1.17%
Return on average common shareholders’ equity(b)(f)	12.32%	3.60%	14.55%	16.72%	13.86%
Average shareholders’ equity to average assets(b)(f)	8.82%	8.48%	7.74%	8.61%	8.46%
Net interest margin(b)(f)	3.16%	2.70%	2.98%	3.78%	3.17%
Efficiency ratio(b)	54.1%	57.9%	50.8%	45.4%	53.9%
Asset Quality Ratios:
Total past due loans to total loans(c)	0.31%	1.63%	0.78%	0.60%	1.72%
Nonperforming loans to total loans(c)	0.57%	1.97%	1.81%	0.61%	0.88%
Nonperforming assets to total assets(d)	0.49%	1.88%	1.53%	0.51%	0.68%
ACL-Loans to nonperforming loans	188.33%	54.45%	56.79%	136.43%	101.90%
ACL-Loans to total loans(c)	1.08%	1.07%	1.03%	0.84%	0.89%
Net (recoveries) charge-offs to average loans(b)(f)	(0.01)%	0.81%	0.03%	—%	0.23%
Statements of Financial Condition:
Total assets	$3,359,859	$3,268,476	$3,215,482	$3,252,449	$2,456,264
Gross portfolio loans(c)	2,840,072	2,705,888	2,718,607	2,675,448	1,894,881
Investment securities	192,122	146,099	127,623	121,634	108,409
Deposits	2,829,481	2,787,570	2,736,757	2,800,818	2,123,998
FHLB borrowings	110,000	90,000	90,000	90,000	50,000
Subordinated debt	69,697	69,451	69,205	68,959	34,441
Total equity	301,489	270,520	265,752	238,469	201,987
Capital Ratios:
Tier 1 capital to average assets
Bankwell Bank	10.56%	10.09%	9.81%	9.88%	9.94%
Tier 1 capital to risk-weighted assets
Bankwell Bank	11.87%	11.64%	11.30%	10.28%	11.18%
Total capital to risk-weighted assets
Bankwell Bank	12.94%	12.70%	12.32%	11.07%	12.00%
Total shareholders’ equity to total assets	8.97%	8.28%	8.26%	7.33%	8.22%
Tangible common equity ratio(b)	8.90%	8.20%	8.19%	7.26%	8.13%

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
(f)Return on average assets is calculated by dividing net income by average assets. Return on average common shareholders' equity is calculated by dividing net income by average shareholders' equity. Average shareholders' equity to average assets is calculated by dividing average shareholders' equity by average assets. Net interest margin is calculated by dividing net interest income (interest income minus interest expense) by average earning assets. Net loan charge-offs as a percentage of average loans is calculated by dividing net loan (charge offs) recoveries by average total loans.

NON-GAAP FINANCIAL MEASURES
We identify “efficiency ratio”, “net interest margin”, “tangible common equity ratio”, “tangible book value per share”, “total revenue”, “return on average assets”, and “return on average common shareholders’ equity” as “non-GAAP financial measures.” In accordance with the SEC’s rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles as in effect from time to time in the United States in our statements of income, balance sheet or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non-GAAP financial measures or both.
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

	Years Ended December 31,
	2025	2024	2023	2022	2021
	(Dollars in thousands, except per share data)
Efficiency Ratio
Noninterest expense	$58,788	$51,051	$50,401	$44,363	$39,739
Less: other real estate owned expenses	269	707	—	—	—
Less: Amortization of intangibles	—	—	—	—	76
Adjusted noninterest expense (numerator)	$58,519	$50,344	$50,401	$44,363	$39,663
Net interest income	$98,935	$83,282	$94,468	$94,743	$67,886
Noninterest income	9,388	3,718	4,842	3,040	5,657
Adjustments for: gains/(losses) on sales of securities	—	—	—	—	—
Adjustments for: gains/(losses) on sale of other real estate owned	238	—	—	—	—
Adjusted operating revenue (denominator)	$108,085	$87,000	$99,310	$97,783	$73,543
Efficiency ratio	54.1%	57.9%	50.8%	45.4%	53.9%
Tangible Common Equity and Tangible Common Equity/Tangible Assets
Total shareholders’ equity	$301,489	$270,520	$265,752	$238,469	$201,987
Less: preferred stock	—	—	—	—	—
Common shareholders’ equity	301,489	270,520	265,752	238,469	201,987
Less: Intangible assets	2,589	2,589	2,589	2,589	2,589
Tangible Common shareholders’ equity	$298,900	$267,931	$263,163	$235,880	$199,398
Total assets	$3,359,859	$3,268,476	$3,215,482	$3,252,449	$2,456,264
Less: Intangible assets	2,589	2,589	2,589	2,589	2,589
Tangible assets	$3,357,270	$3,265,887	$3,212,893	$3,249,860	$2,453,675
Tangible common shareholders’ equity to tangible assets	8.90%	8.20%	8.19%	7.26%	8.13%
Tangible Book Value per Share
Total shareholders’ equity	$301,489	$270,520	$265,752	$238,469	$201,987
Less: preferred stock	—	—	—	—	—
Common shareholders’ equity	301,489	270,520	265,752	238,469	201,987
Less: Intangible assets	2,589	2,589	2,589	2,589	2,589
Tangible common shareholders’ equity	$298,900	$267,931	$263,163	$235,880	$199,398
Common shares issued	7,899,943	7,859,873	7,882,616	7,730,699	7,803,166
Less: shares of unvested restricted stock	206,822	223,875	254,328	214,000	190,359
Common shares outstanding	7,693,121	7,635,998	7,628,288	7,516,699	7,612,807
Book value per share	$39.19	$35.43	$34.84	$31.73	$26.53
Less: effects of intangible assets	0.34	0.34	0.34	0.34	0.34
Tangible Book Value per Common Share	$38.85	$35.09	$34.50	$31.39	$26.19
Total Revenue
Net interest income	$98,935	$83,282	$94,468	$94,743	$67,886
Add: noninterest income	9,388	3,718	4,842	3,040	5,657
Total Revenue	$108,323	$87,000	$99,310	$97,783	$73,543
Noninterest income as a percentage of total revenue	8.67%	4.27%	4.88%	3.11%	7.69%
Return on Average Common Shareholders’ Equity
Net Income Attributable to Common Shareholders	$35,198	$9,770	$36,663	$37,429	$26,586
Total average shareholders’ equity	$285,611	$271,200	$252,061	$223,874	$191,808
Less: average preferred stock	—	—	—	—	—
Average Common Shareholders’ Equity	$285,611	$271,200	$252,061	$223,874	$191,808
Return on Average Common Shareholders’ Equity	12.32%	3.60%	14.55%	16.72%	13.86%

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

	Key Financial Measures(a)
	At or For the Years Ended December 31,
	2025	2024
	(Dollars in thousands, except per share data)
Selected balance sheet measures:
Total assets	$3,359,859	$3,268,476
Gross portfolio loans	2,840,072	2,705,888
Deposits	2,829,481	2,787,570
FHLB borrowings	110,000	90,000
Subordinated debt	69,697	69,451
Total equity	301,489	270,520
Selected statement of income measures:
Total revenue(b)	108,323	87,000
Net interest income before provision for credit losses	98,935	83,282
Income before income tax expense	48,495	13,329
Net income	35,198	9,770
Basic earnings per share	$4.49	$1.24
Diluted earnings per share	$4.45	$1.23

	Key Financial Measures(a)
	At or For the Years Ended December 31,
	2025	2024

Other financial measures and ratios:
Return on average assets	1.09%	0.31%
Return on average common shareholders’ equity(b)	12.32%	3.60%
Net interest margin(b)	3.16%	2.70%
Efficiency ratio(b)	54.1%	57.9%
Tangible book value per share (end of period)(b)(d)	$38.85	$35.09
Net (recoveries) charge-offs to average loans(c)	(0.01)%	0.81%
Nonperforming assets to total assets(e)	0.49%	1.88%
ACL-Loans to nonperforming loans	188.33%	54.45%
ACL-Loans to total loans(c)	1.08%	1.07%
(a)We derived the selected balance sheet measures as of December 31, 2025 and 2024 and the selected statement of income measures for the years ended December 31, 2025 and 2024 from our audited consolidated financial statements included elsewhere in this annual report. Average balances have been computed using daily averages. Our historical results may not be indicative of our results for any future period.
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
We believe that accounting estimates related to the measurement of the ACL-Loans, the valuation of derivative instruments, investment securities, and deferred income taxes are particularly critical and susceptible to significant near-term change.
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
The Company also records an ACL-Unfunded commitments, which is based on the same assumptions as funded loans and also considers the probability of funding. This ACL is recognized as a liability, and credit loss expense is recorded as a provision for unfunded loan commitments within the provision for credit losses in the Consolidated statements of income.
For collectively evaluated loans and related unfunded commitments, the Company uses third‑party software that incorporates multiple models to estimate expected credit losses in calculating the ACL.
For collectively evaluated loans and related unfunded commitments, the Company uses third-party software that incorporates multiple models to estimate expected credit losses in calculating the ACL. Management selected lifetime loss rate models, utilizing CRE, C&I, and Consumer specific models, to calculate the expected losses over the life of each loan based on exposure at default, loan attributes and reasonable, supportable economic forecasts. The models selected by the Company in its ACL calculation rely upon historical losses from a broad cross section of U.S. banks that also utilize the same third party for ACL calculations. Management reviewed the third party’s analysis of the banks included in the models as part of their model development dataset and determined the Company’s loan portfolio composition by property type, balance distribution by loan age, and delinquency status are similar, which supports the use of these loss rate models. The Company also noted the third party’s model development dataset has loan concentrations that are evenly distributed across the United States, while the Company’s portfolio is mainly concentrated in the Northeast. Based on the disparate regional concentration, management determined that a select group of peer banks is necessary to scale the loss rate models to produce an ACL that is more representative of the Company’s loan portfolio. This peer-based calibration, called a "peer scalar", utilizes the loss rates of a subset of peer banks to appropriately scale the initial model results. These peers have been selected by the Company given their similar characteristics, such as loan portfolio composition and location, to better align the models’ results to the Company’s expected losses.
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
Individually evaluated loans consist of loans with credit quality indicators which are substandard or doubtful. Additionally, when loans do not share risk characteristics with other financial assets they are also evaluated individually. Management applies its normal loan review procedures in making these judgments. The Company individually evaluates all insurance premium loans as well as cash-secured loans to individuals. While these loans are considered consumer loans, the third-party Consumer ACL model is designed for unsecured lending, whereas these loans are secured. To account for the fully secured structure of these loan types, management determined each loan will be individually evaluated, regardless of the credit quality indicators. These loans are evaluated based upon their collateral, which primarily consists of cash, cash surrender value life insurance, and in some cases real estate. In determining the ACL-Loans for individually evaluated loans, the Company generally applies a discounted cash flow method for instruments that are individually assessed. For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable and where the borrower is experiencing financial difficulty, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. Fair value is generally calculated based on the value of the underlying collateral less an appraisal discount and the estimated cost to sell.
Allowance for Credit Losses - Securities ("ACL-Securities")
Pursuant to ASC 326, the Company individually evaluates the available for sale debt securities and held to maturity securities for impairment credit losses quarterly. Available for sale securities include U.S. Treasuries, mortgage-backed securities, and corporate bonds. U.S. Treasuries and mortgaged-backed securities are guaranteed by the U.S. Government and as a result, management has a zero loss expectation. No ACL-Securities was recorded for these securities as of December 31, 2025. For the corporate bond portfolio, the Company developed a metric which includes each issuer’s current credit ratings and key financial performance metrics to assess the underlying performance of each issuer. The analysis of the issuers’ performance and the intent of the Company to retain these securities support the determination that there was no expected credit loss, and therefore, no ACL-Securities were recognized on the corporate bond portfolio as of December 31, 2025. Of our held to maturity securities portfolio, four securities' fair values were less than their respective amortized costs as of December 31, 2025. Since these are highly rated state agency and municipal obligations, the Company's expectation of nonpayment of the amortized cost basis is zero. No allowance for ACL-Securities was recorded for these securities as of December 31, 2025.

Earnings and Performance Overview
2025 Earnings Overview
Our net income for the year ended December 31, 2025 was $35.2 million, an increase of $25.4 million, or 260.3%, compared to the year ended December 31, 2024. Diluted earnings per share was $4.45 for the year ended December 31, 2025, compared to diluted earnings per share of $1.23 for the year ended December 31, 2024. Our returns on average shareholders' equity and average assets for the year ended December 31, 2025, were 12.32% and 1.09%, respectively, compared to 3.60% and 0.31%, respectively for the year ended December 31, 2024. Net income for the year ended December 31, 2025 was $35.2 million, versus $9.8 million for the year ended December 31, 2024. The increase in net income for the year ended December 31, 2025 was primarily due to the aforementioned increase in revenues, a decrease in provision for credit losses, partially offset by an increase in income tax expense.
Revenues (net interest income plus noninterest income) for the year ended December 31, 2025 were $108.3 million, versus $87.0 million for the year ended December 31, 2024. The increase in revenues for the year ended December 31, 2025 was attributable to increased earning asset yields, a decrease in interest expense on deposits, and higher gains from loan sales.

Net interest income for the year ended December 31, 2025 was $98.9 million, an increase of $15.7 million compared to the year ended December 31, 2024. Our net interest margin increased 46 basis points to 3.16% for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase in the net interest margin was due to an increase in yields on loans and a decrease in funding costs.

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
FTE net interest income for the years ended December 31, 2025 and 2024 was $99.5 million and $83.7 million, respectively. FTE net interest income increased due to a decrease in interest expense and an increase in interest income attributable to higher loan yields.

FTE basis interest income for the year ended December 31, 2025 increased $6.5 million, or 3.37%, to $198.9 million compared to FTE basis interest income for the year ended December 31, 2024, due primarily to an increase in commercial real estate loans. Average interest earning assets were $3.1 billion for the year ended December 31, 2025, increasing by $40.4 million, or 1.30%, from the year ended December 31, 2024.
Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

The following table presents the average balances and yields earned on interest-earning assets and average balances and weighted average rates paid on our funding liabilities for the years ended December 31, 2025 and 2024.

	Years Ended December 31,
	2025			2024
	Average Balance	Interest	Yield/ Rate(4)	Average Balance	Interest	Yield/ Rate(4)
	(Dollars in thousands)
Assets:
Cash and fed funds sold	$288,987	$11,490	3.98%	$283,353	$13,970	4.93%
Securities(1)	157,033	6,309	4.02	142,744	5,098	3.57
Loans:
Commercial real estate	1,849,502	115,827	6.18	1,905,973	112,804	5.82
Residential real estate	36,788	2,223	6.04	47,767	2,978	6.23
Construction	182,440	14,322	7.74	162,180	12,197	7.40
Commercial business	554,862	44,205	7.86	514,800	42,006	8.03
Consumer	70,186	4,093	5.83	41,869	2,847	6.80
Total loans	2,693,778	180,670	6.62	2,672,589	172,832	6.36
Federal Home Loan Bank stock	5,000	397	7.95	5,666	477	8.41
Total earning assets	3,144,798	$198,866	6.24%	3,104,352	$192,377	6.09%
Other assets	92,684			92,885
Total assets	$3,237,482			$3,197,237
Liabilities and shareholders’ equity:
Interest bearing liabilities:
NOW	$100,341	$374	0.37%	$96,091	$175	0.18%
Money market	908,304	34,149	3.76	851,283	34,767	4.08
Savings	92,637	2,728	2.95	90,587	2,785	3.07
Time	1,291,785	55,577	4.30	1,335,680	63,531	4.76
Total interest bearing deposits	2,393,067	92,828	3.88	2,373,641	101,258	4.27
Borrowed money	138,305	6,564	4.75	159,320	7,454	4.68
Total interest bearing liabilities	2,531,372	$99,392	3.93%	2,532,961	$108,712	4.29%
Noninterest bearing deposits	368,777			332,611
Other liabilities	51,722			60,464
Total liabilities	2,951,871			2,926,036
Shareholders’ equity	285,611			271,201
Total liabilities and shareholders’ equity	$3,237,482			$3,197,237
Net interest income(2)		$99,474			$83,665
Interest rate spread			2.31%			1.80%
Net interest margin(3)			3.16%			2.70%
(1)Average balances and yields for securities are based on amortized cost.
(2)The adjustment for securities and loans taxable equivalency was $539 thousand and $383 thousand, respectively, for the years ended December 31, 2025 and 2024. Tax exempt income was converted to a fully taxable equivalent basis at a 20 percent tax rate for 2025 and 2024.
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

	Year Ended December 31, 2025 vs 2024 Increase (Decrease)
	Volume	Rate	Total
	(In thousands)
Interest and dividend income:
Cash and fed funds sold	$273	$(2,754)	$(2,481)
Securities	539	672	1,211
Loans:
Commercial real estate	(3,409)	6,432	3,023
Residential real estate	(666)	(88)	(754)
Construction	1,574	551	2,125
Commercial business	3,216	(1,017)	2,199
Consumer	1,708	(463)	1,245
Total loans	2,423	5,415	7,838
Federal Home Loan Bank stock	(54)	(25)	(79)
Total change in interest and dividend income	$3,181	$3,308	$6,489
Interest expense:
Deposits:
NOW	$8	$191	$199
Money market	2,252	(2,870)	(618)
Savings	62	(119)	(57)
Time	(2,043)	(5,911)	(7,954)
Total deposits	279	(8,709)	(8,430)
Borrowed money	(1,014)	124	(890)
Total change in interest expense	(735)	(8,585)	(9,320)
Change in net interest income	$3,916	$11,893	$15,809

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
The provision for credit losses for the year ended December 31, 2025 was $1.0 million compared to a $22.6 million provision for credit losses for the year ended December 31, 2024. The decrease in the provision for credit losses during the year was primarily due to net charge offs taken during the year ended December 31, 2024.

Noninterest Income
Noninterest income is a component of our revenue and is comprised primarily of fees generated from loan and deposit relationships with our clients, fees generated from sales and referrals of loans, income earned on bank owned life insurance and gains on sales of investment securities. The following table compares noninterest income for the years ended December 31, 2025 and 2024.

	Years Ended December 31,		Change
	2025	2024	$	%
	(Dollars in thousands)
Gains and fees from sales of loans	$5,078	$523	$4,555	Favorable
Bank owned life insurance	1,416	1,356	60	4.4
Service charges and fees	2,826	1,963	863	44.0
Other	68	(124)	192	Favorable
Total noninterest income	$9,388	$3,718	$5,670	Favorable
Noninterest income increased by $5.7 million to $9.4 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase for the year ended December 31, 2025 was mainly driven by higher gains from SBA loan sales.

Noninterest Expense
The following table compares noninterest expense for the years ended December 31, 2025 and 2024.

	Years Ended December 31,		Change
	2025	2024	$	%
	(Dollars in thousands)
Salaries and employee benefits	$30,285	$23,746	$6,539	27.5%
Occupancy and equipment	10,124	9,494	630	6.6
Data processing	3,107	3,251	(144)	(4.4)
Professional services	5,988	4,482	1,506	33.6
Director fees	1,351	1,840	(489)	(26.6)
FDIC insurance	2,685	3,350	(665)	(19.9)
Marketing	608	452	156	34.5
Other	4,640	4,436	204	4.6
Total noninterest expense	$58,788	$51,051	$7,737	15.2%
Noninterest expense increased by $7.7 million, or 15.2%, to $58.8 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase in noninterest expense was primarily attributable to an increase in salaries and employee benefits resulting from incremental new hires in support of strategic initiatives. Additionally, professional services increased, reflecting higher recruiting costs aligned with these initiatives.
Income Taxes
Income tax expense for the years ended December 31, 2025 and 2024 totaled $13.3 million and $3.6 million, respectively. The effective tax rates for the years ended December 31, 2025 and 2024, were 27.4% and 26.7%, respectively.
Our net deferred tax assets at December 31, 2025 was $11.4 million, compared to $9.7 million at December 31, 2024.
On October 8, 2015, the Bank established a wholly-owned subsidiary, Bankwell Loan Servicing Group, Inc., which serves as a Passive Investment Company (“PIC”). The PIC is organized in accordance with Connecticut statutes to hold and manage certain loans that are collateralized by real estate. Income earned by the PIC is exempt from Connecticut income tax and any dividends paid by the PIC to the Bank are not taxable income for Connecticut income tax purposes.

Financial Condition
Summary
Assets totaled $3.4 billion at December 31, 2025, compared to assets of $3.3 billion at December 31, 2024. Gross loans totaled $2.8 billion at December 31, 2025, compared to gross loans of $2.7 billion at December 31, 2024. Deposits totaled $2.8 billion at December 31, 2025, compared to deposits of $2.8 billion at December 31, 2024.

Shareholders’ equity totaled $301.5 million as of December 31, 2025, an increase of $31.0 million compared to December 31, 2024, primarily a result of net income of $35.2 million for the year ended December 31, 2025. The increase was partially offset by dividends paid of $6.3 million.

Loan Portfolio
We originate commercial real estate loans, construction loans, commercial business loans and consumer loans in our market. We also pursue certain types of commercial lending opportunities outside our market, particularly where we have strong business relationships. Our loan portfolio is the largest category of our earnings assets.
The following table compares the composition of our loan portfolio for the dates indicated:

	2025		2024		Change
	Total	%	Total	%	Total
	(Dollars in thousands)
Real estate loans:
Residential	$33,139	1.17%	$42,766	1.58%	$(9,627)
Commercial	1,930,979	67.99	1,899,134	70.19	31,845
Construction	153,778	5.41	173,555	6.41	(19,777)
	2,117,896	74.57	2,115,455	78.18	2,441
Commercial business	645,321	22.72	515,125	19.04	130,196
Consumer	76,855	2.71	75,308	2.78	1,547
Total loans	$2,840,072	100.00%	$2,705,888	100.00%	$134,184
Primary loan categories
Residential real estate.   Residential real estate loans decreased by $9.6 million, or 22.5%, at December 31, 2025 compared to December 31, 2024 and amounted to $33.1 million, representing 1.2% of total loans at December 31, 2025. The Bank ceased originating residential mortgage loans in 2017.
Commercial real estate.   Commercial real estate loans were $1.9 billion and represented 68.0% of our total loan portfolio at December 31, 2025, an increase of $31.8 million, or 1.7%, from December 31, 2024. Commercial real estate loans are secured by a variety of property types, including healthcare facilities, office buildings, retail facilities, commercial mixed use and multi-family dwellings.
The following table compares the composition of our commercial real estate loan portfolio by non-owner occupied and owner occupied loans at December 31, 2025 and December 31, 2024:

	2025		2024		Change
	Total	%	Total	%	Total
	(Dollars in thousands)
Commercial real estate loans:
Non-owner occupied	$1,128,993	58.47%	$1,174,712	61.86%	$(45,719)
Owner occupied	801,851	41.53	724,203	38.14	77,648
Total commercial real estate loans(1)	$1,930,844	100.00%	$1,898,915	100.00%	$31,929
(1) Excludes the positive fair value effect of the portfolio layer swap of $135 thousand and $219 thousand for Commercial Real Estate at December 31, 2025 and 2024, respectively.
Construction.   Construction loans were $153.8 million at December 31 2025, a decrease of $19.8 million, or 11.4%, from December 31, 2024. Commercial construction loans consist of commercial development projects, such as apartment buildings and condominiums, as well as office buildings, retail and other income producing properties and land loans.

Commercial business.   Commercial business loans were $645.3 million and represented 22.7% of our total loan portfolio at December 31, 2025, an increase of $130.2 million, or 25.3%, from December 31, 2024. Commercial business loans primarily provide working capital, equipment financing, financing for leasehold improvements and financing for expansion and are generally secured by assignments of corporate assets, real estate and personal guarantees of the business owners.
Consumer loans. Consumer loans were $76.9 million and represented 2.7% of our total loan portfolio as of December 31, 2025, an increase of $1.5 million, or 2.1%. We do not expect our consumer loans to become a material component of our loan portfolio, as we do not engage in any material amount of consumer lending. This portfolio segment includes loans to finance insurance premiums secured by the cash surrender value of life insurance and marketable securities, overdraft lines of credit, and personal loans to high net worth individuals.

The following table compares the composition of our commercial real estate loan portfolio by property type, and collateral location as of December 31, 2025:

Commercial Real Estate	CT	All Other NY	NYC	NJ	FL	OH	PA	All Other	Total(1)
	(Dollars in thousands)
Residential care(2)	$8,650	$48,404	$57,534	$8,800	$257,220	$98,205	$44,332	$272,021	$795,166
Retail	78,625	72,057	7,233	13,060	2,164	3,323	33,114	87,374	296,950
Multifamily	167,155	22,445	49,816	7,021	—	—	21,322	—	267,759
Office	55,487	10,030	8,394	28,909	2,173	—	—	58,009	163,002
Industrial / warehouse	63,432	19,166	18,722	16,753	2,633	—	—	10,764	131,470
Mixed use	48,847	20,319	43,270	—	—	—	—	—	112,436
Medical office	27,447	11,998	1,352	—	—	4,675	3,900	20,819	70,191
1-4 family investment	10,921	1,580	1,833	2,088	16,888	—	—	—	33,310
All other(3)	11,572	26,286	22,702	—	—	—	—	—	60,560
	$472,136	$232,285	$210,856	$76,631	$281,078	$106,203	$102,668	$448,987	$1,930,844
(1) Excludes the positive fair value effect of the portfolio layer swap of $135 thousand for Commercial Real Estate at December 31, 2025.
(2) Primarily consists of skilled nursing and assisted living facilities.
(3) Includes Special use, self storage, and land.
As of December 31, 2025, the Bank had $163.0 million of loans collateralized by offices, which represented 8.4% of the total loan portfolio. Most of the properties in this portfolio are in suburban locations. 91.0% of this portfolio was pass rated, and there was one relationship totaling $5.3 million on nonaccrual status.
As of December 31, 2025, we had $267.8 million of loans collateralized by multifamily properties, which represented 9.4% of the total loan portfolio. 78.2% of the portfolio is pass rated and current; these properties are all located in Connecticut, New York, New Jersey, or Pennsylvania, with the majority in suburban locations, with eight properties totaling $49.8 million located in New York City. 78.3% of the New York City exposure is located in Brooklyn, 11.9% in Manhattan, and the remaining 9.8% in Queens.

The following table presents an analysis of the commercial real estate portfolio's loan to value at origination and by property type as of December 31, 2025.

Commercial Real Estate	Total CRE Portfolio(1)	Percentage of Total CRE Portfolio	Loan to Value at Origination %
	(Dollars in thousands)
Property Type
Residential care(2)	$795,166	41.2%	65.4%
Retail	296,950	15.4	63.3
Multifamily	267,759	13.9	62.5
Office	163,002	8.4	64.0
Industrial / warehouse	131,470	6.8	64.1
Mixed use	112,436	5.8	57.9
Medical office	70,191	3.6	61.3
1-4 family investment	33,310	1.7	61.1
All other	60,560	3.1	51.4
Total	$1,930,844	100.0%	63.4%
(1) Excludes the positive fair value effect of the portfolio layer swap of $135 thousand for Commercial Real Estate at December 31, 2025.
(2) Primarily consists of skilled nursing and assisted living facilities.
The following table presents an analysis of the maturity of our commercial real estate, commercial construction and commercial business loan portfolios as of December 31, 2025.

	December 31, 2025
	Commercial Real Estate(1)	Commercial Construction	Commercial Business(1)	Total
	(In thousands)
Amounts due:
One year or less	$711,704	$87,579	$222,034	$1,021,317
After one year:
One to five years	981,990	60,344	268,599	1,310,933
Over five years	237,150	5,855	154,668	397,673
Total due after one year	1,219,140	66,199	423,267	1,708,606
Total	$1,930,844	$153,778	$645,301	$2,729,923
(1) Excludes the positive fair value effect of the portfolio layer swap of $135 thousand for Commercial Real Estate and $20 thousand for Commercial Business.

The following table presents an analysis of the interest rate sensitivity of our commercial real estate, commercial construction and commercial business loan portfolios due after one year as of December 31, 2025.

	December 31, 2025
	Adjustable Interest Rate	Fixed Interest Rate	Total
	(In thousands)
Commercial real estate	$397,731	$821,409	$1,219,140
Commercial construction	55,027	11,172	66,199
Commercial business	271,246	152,021	423,267
Total loans due after one year	$724,004	$984,602	$1,708,606
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
The Company has established credit policies applicable to each type of lending activity in which it engages. The Company evaluates the creditworthiness of each client and extends credit of up to 80% of the market value of the collateral, depending on the borrower's creditworthiness and the type of collateral. The borrower’s ability to service the debt is monitored on an ongoing basis. Real estate is the primary form of collateral. Other important forms of collateral are business assets, time deposits and marketable securities. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment for commercial loans, to be based on the borrower’s ability to generate continuing cash flows. Management discontinued residential mortgage loan originations in 2017 and ceased offering home equity loans and lines of credit in 2019. The Company’s policy for residential lending generally required that the amount of the loan may not exceed 80% of the original appraised value of the property. In certain situations, the amount may have exceeded 80% LTV either with private mortgage insurance being required for that portion of the residential loan in excess of 80% of the appraised value of the property or where secondary financing is provided by a housing authority program second mortgage, a community’s low/moderate income housing program, or a religious or civic organization.
Credit quality indicators. The Company measures credit risk within its loan portfolios through the use of a credit risk rating system. The risk rating reflects management’s assessment of a loan’s overall risk, considering the character and creditworthiness of the borrower and any guarantor, the borrower’s capacity to service the debt, the availability of credit enhancements or other sources of repayment, and the quality, value, and coverage of collateral, if applicable. The following table presents credit risk ratings as of December 31, 2025, and December 31, 2024:

	Credit Risk Ratings
	At December 31,
	2025	2024
	(Dollars in thousands)
Pass	$2,711,179	$2,557,136
Special Mention(1)	80,429	93,214
Substandard	48,464	54,083
Doubtful	—	1,455
Loss	—	—
Total loans	$2,840,072	$2,705,888
(1) 100.0% and 99.6% of Risk Rated 6 loans are current on payments, 99.3% and 93.0% are guaranteed by ultra-high net worth sponsors as of December 31, 2025 and December 31, 2024, respectively.

Credit risk management involves a partnership between our relationship managers and our credit approval, portfolio management, credit administration and collections staff. Disciplined underwriting, portfolio monitoring and early problem recognition, together with active management of any problem credits, are important aspects of maintaining our high credit quality standards.
Acquired Loans.   Loans acquired in acquisitions are initially recorded at fair value with no carryover of the related allowance for credit losses. Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that all contractually required payments will not be collected are initially recorded at fair value without recording an ACL-Loans. The fair value of the loans is determined by using market participant assumptions to estimate the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest.
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
Nonperforming Assets.   Nonperforming assets include nonaccrual loans and property acquired through foreclosures or repossession. The following table presents nonperforming assets and additional asset quality data for the dates indicated:

	At December 31,
	2025	2024
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
Residential	$557	$791
Commercial	14,445	44,814
Commercial business	1,302	7,672
Construction	—	—
Total nonaccrual loans	16,304	53,277
Property acquired through foreclosure or repossession, net	—	$8,299
Total nonperforming assets	$16,304	$61,576
Nonperforming assets to total assets	0.49%	1.88%
Nonperforming loans to total loans	0.57%	1.97%
Total nonaccrual loans were $16.3 million as of December 31, 2025. Nonperforming assets as a percentage of total assets was 0.49% at December 31, 2025, when compared to 1.88% at December 31, 2024. The ACL-Loans at December 31, 2025 was $30.7 million, representing 1.08% of total loans.
Nonaccrual Loans. Loans greater than 90 days past due are generally put on nonaccrual status. Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful. Interest previously accrued, but uncollected, is reversed against current period income. Subsequent payments are recognized on a cash basis or principal recapture basis depending on a number of factors including probability of collection and if a credit loss is identified. A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectability of interest and principal is no longer in doubt. At December 31, 2025 and 2024, there were no commitments to lend additional funds to any borrower on nonaccrual status.
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
The following table presents past due loans as of December 31, 2025 and 2024:

	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due
	(In thousands)
As of December 31, 2025
Residential real estate	$557	$—	$—	$557
Commercial real estate	56	—	5,901	5,957
Construction	—	—	—	—
Commercial business	1,106	17	1,273	2,396
Consumer	5	—	—	5
Total loans	$1,724	$17	$7,174	$8,915
As of December 31, 2024
Residential real estate	$130	$226	$652	$1,008
Commercial real estate	359	—	35,585	35,944
Construction	—	—	—	—
Commercial business	4	11	7,143	7,158
Consumer	—	—	—	—
Total loans	$493	$237	$43,380	$44,110
Total past due loans totaled $8.9 million and represented 0.31% of total loans as of December 31, 2025, decreasing $35.2 million from December 31, 2024.
Modifications.   Loans are considered modified when the borrower is experiencing financial difficulties and the Bank has granted concessions to a borrower due to the borrower’s financial condition that we otherwise would not have considered. These concessions may include modifications of the terms of the debt such as reduction of the stated interest rate other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to modify a loan, rather than aggressively enforcing the collection of the loan, may benefit us by increasing the ultimate probability of collection.
Modified loans are classified as accruing or nonaccruing based on management’s assessment of the collectability of the loan. Loans which are already on nonaccrual status at the time of the modifying generally remain on nonaccrual status for approximately six months before management considers such loans for return to accruing status. Accruing modified loans are placed into nonaccrual status if and when the borrower fails to comply with the modified terms and management deems it unlikely that the borrower will return to a status of compliance in the near term. There were no nonaccrual loans modified during the years ended December 31, 2025 and 2024.

The following table presents information on modified loans:

	At December 31,
	2025	2024
	(In thousands)
Accruing modified loans:
Residential real estate	$2,193	$2,261
Commercial real estate	—	—
Commercial business	293	—
Accruing modified loans	2,486	2,261
Nonaccrual modified loans:
Residential real estate	$558	$652
Commercial real estate	8,543	9,217
Commercial business	—	54
Nonaccrual modified loans	9,101	9,923
Total modified loans	$11,587	$12,184
As of December 31, 2025 and 2024, loans classified as modified totaled $11.6 million and $12.2 million, respectively.
Potential Problem Loans.   We classify certain loans as “special mention”, “substandard”, or “doubtful”, based on criteria consistent with guidelines provided by our banking regulators. Potential problem loans represent loans that are currently performing, but for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. We cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become modified, or require increased allowance coverage and provision for credit losses. Potential problem loans are assessed for loss exposure using the methods described in Note 5 to our Consolidated Financial Statements under the caption “Credit Quality Indicators”.
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

The following table presents the activity in our ACL-Loans and related ratios for the dates indicated:

	At December 31,
	2025	2024
	(Dollars in thousands)
Balance at beginning of period	$29,007	$27,946
Charge-offs:
Residential real estate	—	(141)
Commercial real estate	(67)	(13,111)
Construction	—	(1,771)
Commercial business	(29)	(7,909)
Consumer	(84)	(84)
Total charge-offs	(180)	(23,016)
Recoveries:
Residential real estate	—	141
Commercial real estate	279	1,126
Commercial business	231	(3)
Consumer	60	23
Total recoveries	570	1,287
Net (charge-offs) recoveries	390	(21,729)
Provision charged to earnings	1,308	22,790
Balance at end of period	$30,705	$29,007
Net (recoveries) or charge-offs to average loans	(0.01)%	0.81%
ACL-Loans to total loans	1.08%	1.07%
At December 31, 2025, our ACL-Loans was $30.7 million and represented 1.08% of total loans, compared to $29.0 million, or 1.07% of total loans at December 31, 2024.
The carrying amount of total individually evaluated loans at December 31, 2025 was $78.9 million. This compares to a carrying amount of $113.9 million for total individually evaluated loans at December 31, 2024.
The following table presents the allocation of the ACL-Loans, the ACL-Loans percentage, and the related loan segments to total loans percentage:

	At December 31,
	2025			2024
	ACL-Loans Amount	ACL-Loans Percentage	Loan Segment to Total Loans Percentage	ACL-Loans Amount	ACL-Loans Percentage	Loan Segment to Total Loans Percentage
	(Dollars in thousands)
Residential real estate	$55	0.18%	1.17%	$94	0.32%	1.58%
Commercial real estate	20,255	65.97	67.99	21,838	75.29	70.19
Construction	2,251	7.33	5.41	2,059	7.10	6.41
Commercial business	6,635	21.61	22.72	4,070	14.03	19.04
Consumer	1,509	4.91	2.71	946	3.26	2.78
Total	$30,705	100.00%	100.00%	$29,007	100.00%	100.00%
The allocation of the ACL-Loans at December 31, 2025 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the ACL-Loans at December 31, 2025 is appropriate to cover probable losses.

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
The amortized cost and fair value of investment securities as of the dates indicated are presented in the following table:

	At December 31,
	2025		2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Marketable equity securities	$2,334	$2,248	$2,264	$2,118
Securities available for sale:
U.S. Government and agency obligations	151,730	149,924	95,443	91,582
Corporate bonds	11,000	10,485	17,000	15,846
Total securities available for sale	$162,730	$160,409	$112,443	$107,428
Securities held to maturity:
State agency and municipal obligations	29,465	31,045	36,525	36,662
Government mortgage-backed securities	—	—	28	29
Total securities held to maturity	$29,465	$31,045	$36,553	$36,691
At December 31, 2025, the carrying value of our investment securities portfolio totaled $192.1 million and represented 6% of total assets, compared to $146.1 million and 4% of total assets at December 31, 2024. The increase of $46.0 million primarily reflects purchases of available for sale securities. We purchase investment grade securities with a focus on liquidity, earnings and duration exposure.
The net unrealized losses on our investment portfolio at December 31, 2025 was $0.7 million and included $2.0 million of gross unrealized gains. The net unrealized loss position on our investment portfolio at December 31, 2024 was $4.9 million and included $1.3 million of gross unrealized gains.

The following tables summarize the amortized cost and weighted average yield of securities in our investment securities portfolio as of December 31, 2025 and 2024, based on remaining period to contractual maturity. Information for mortgage-backed securities is based on the final contractual maturity dates without considering repayments and prepayments.

	Due Within 1 Year		Due 1–5 Years		Due 5–10 Years		Due After 10 Years or No Contractual Maturity
At December 31, 2025	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
	(Dollars in thousands)
Marketable equity securities	$—	—%	$—	—%	$—	—%	$2,334	2.19%
Securities available for sale:
U.S. Government and agency obligations	35,088	1.94	97,864	3.64	17,024	2.29	1,754	3.55
Corporate bonds	—	—	4,000	7.81	7,000	3.88	—	—
Total securities available for sale	$35,088	1.94%	$101,864	3.81%	$24,024	2.75%	$1,754	3.55%
Securities held to maturity:
State agency and municipal obligations	$—	—%	$—	—%	$2,764	4.73%	$26,701	6.08%
Government mortgage-backed securities	—	—	—	—	—	—	—	—
Total securities held to maturity	$—	—%	$—	—%	$2,764	4.73%	$26,701	6.08%

	Due Within 1 Year		Due 1–5 Years		Due 5–10 Years		Due After 10 Years or No Contractual Maturity
At December 31, 2024	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
	(Dollars in thousands)
Marketable equity securities	$—	—%	$—	—%	$—	—%	$2,264	2.19%
Securities available for sale:
U.S. Government and agency obligations	24,920	3.39	47,541	2.03	16,038	2.53	6,944	2.10
Corporate bonds	—	—	—	—	15,500	4.18	1,500	4.50
Total securities available for sale	$24,920	3.39%	$47,541	2.03%	$31,538	3.34%	$8,444	2.53%
Securities held to maturity:
State agency and municipal obligations	$6,820	7.08%	$—	—%	$2,808	4.73%	$26,897	6.07%
Government mortgage-backed securities	—	—	—	—	—	—	28	5.46
Total securities held to maturity	$6,820	7.08%	$—	—%	$2,808	4.73%	$26,925	6.07%

Bank Owned Life Insurance ("BOLI")
BOLI amounted to $54.2 million as of December 31, 2025. The purchase of life insurance policies results in an income-earning asset on our consolidated balance sheet that provides monthly tax-free income to us. We expect to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. BOLI is included in our Consolidated Balance Sheets at its cash surrender value. Increases in the cash surrender value are reported as a component of noninterest income in our Consolidated Statements of Income.

Deposit Activities and Other Sources of Funds
Our sources of funds include deposits, including brokered deposits, FHLB borrowings, subordinated debt and proceeds from the sales, maturities and payments of loans and investment securities.
Total deposits represented 84% of our total assets at December 31, 2025. While scheduled loan and securities repayments are relatively stable sources of funds, loan and securities prepayments and deposit inflows are influenced by prevailing interest rates and local economic conditions and are inherently uncertain.

Deposits
We offer a wide variety of deposit products and rates to consumer and business clients consistent with FDIC regulations. Our executive management team meets regularly to determine pricing and marketing initiatives. In addition to being an important source of funding for us, deposits also provide an ongoing stream of fee revenue.
We participate in the Certificate of Deposit Account Registry Service ("CDARS") and Insured Cash Sweep Service ("ICS") programs. We use CDARS and ICS to place client funds into certificate of deposit accounts and money market accounts, respectively, into other participating banks. These transactions occur in amounts that are less than FDIC insurance limits to ensure that deposit clients are eligible for FDIC insurance on the full amount of their deposits. Reciprocal amounts of deposits are received from other participating banks that do the same with their client deposits, and we also execute one-way buy transactions. CDARS one-way and ICS one-way buy transactions are considered to be brokered deposits for bank regulatory purposes.
Time deposits may also be generated through the use of listing services. We utilize both consumer‑facing listing platforms, which allow depositors to view our advertised time‑deposit rates and open a time certificate of deposit via Bankwell Direct, as well as listing services used by financial institutions. Interested financial institutions will contact us directly to acquire a time certificate of deposit. There is no third party brokerage service involved in these transactions.
The following table sets forth the composition of our deposits for the dates indicated:

	At December 31,
	2025			2024
	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$403,652	14.27%	—%	$321,875	11.54%	—%
NOW	90,205	3.19	0.37	105,090	3.77	0.18
Money market	1,007,844	35.62	3.76	899,413	32.27	4.08
Savings	97,418	3.44	2.95	90,220	3.24	3.07
Time	1,230,362	43.48	4.30	1,370,972	49.18	4.76
Total deposits	$2,829,481	100.00%	3.88%	$2,787,570	100.00%	4.27%
Total deposits were $2.8 billion at December 31, 2025, an increase of $41.9 million, or 1.5%, from December 31, 2024.
Brokered certificates of deposits ("Brokered CDs") totaled $505.0 million and $651.5 million at December 31, 2025 and December 31, 2024, respectively. Brokered money market accounts totaled $53.7 million and $53.5 million at December 31, 2025 and 2024, respectively. Certificates of deposits from national listing services were $42.3 million and $109.1 million as of December 31, 2025 and December 31, 2024, respectively. There were no certificates of deposits from one-way buy CDARS or one-way buy ICS at December 31, 2025 or December 31, 2024. Brokered deposits are comprised of Brokered CDs, brokered money market accounts, one-way buy CDARS, and one-way buy ICS.

As of December 31, 2025, our FDIC insured deposits were $1.9 billion, or 68% of total deposits. Additionally, $78.6 million of deposits are insured by standby letters of credit with the Federal Home Loan Bank of Boston, or 3% of total deposits.

At December 31, 2025 and 2024, time deposits, including CDARS and Brokered CDs, with a denomination of $100 thousand or more totaled $1.1 billion and $1.2 billion, respectively, maturing during the periods indicated in the table below:

	At December 31,
	2025	2024
	(In thousands)
Maturing:
Within 3 months	$318,803	$421,808
After 3 but within 6 months	352,251	326,115
After 6 months but within 1 year	379,021	419,098
After 1 year	3,265	19,429
Total	$1,053,340	$1,186,450

Federal Home Loan Bank Advances and Other Borrowings
The Bank is a member of the FHLB, which is part of the Federal Home Loan Bank System. Members are required to own capital stock of the FHLB, and borrowings are collateralized by qualifying assets not otherwise pledged. The maximum amount of credit that the FHLB will extend varies from time to time, depending on its policies and the amount of qualifying collateral the member can pledge. The Bank had satisfied its collateral requirement at December 31, 2025.
We utilize advances from the FHLB as part of our overall funding strategy, to meet short-term liquidity needs and to manage interest rate risk arising from the difference in asset and liability maturities. Total FHLB advances were $110.0 million at December 31, 2025 and $90.0 million at December 31, 2024.
The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At December 31, 2025, the Bank had pledged $847.6 million of eligible loans and investment securities as collateral to support borrowing capacity at the FHLB of Boston. As of December 31, 2025, the Bank had immediate availability to borrow an additional $426.0 million based on qualified collateral.
Advances from the FHLB include short-term advances with original maturity dates of one year or less. The following table sets forth certain information concerning short-term FHLB advances as of and for the periods indicated:

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Average amount outstanding during the period	$72,083	$90,000
Amount outstanding at end of period	110,000	90,000
Highest month end balance during the period	150,000	90,000
Weighted average interest rate at end of period	4.42%	3.91%
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
Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain loan clients. The Company executes interest rate swaps with commercial banking clients to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the client derivatives and the offsetting derivatives are recognized directly in earnings. Information about derivative instruments at December 31, 2025 and 2024 was as follows:

	As of December 31, 2025
	Derivative Assets			Derivative Liabilities
	Original Notional Amount	Balance Sheet Location	Fair Value	Original Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swap	$25,000	Other assets	$1,925	$—	Accrued expenses and other liabilities	$—
Fair value swap	$—	Other assets	$—	$150,000	Accrued expenses and other liabilities	$156

Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$38,500	Other assets	$3,045	$38,500	Accrued expenses and other liabilities	$3,045
(1) Represents interest rate swaps with commercial banking clients, which are offset by derivatives with a third party.

	As of December 31, 2024
	Derivative Assets			Derivative Liabilities
	Original Notional Amount	Balance Sheet Location	Fair Value	Original Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	$75,000	Other assets	$3,259	$—	Accrued expenses and other liabilities	$—
Fair value swap	$—	Other assets	$—	$150,000	Accrued expenses and other liabilities	$259

Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$38,500	Other assets	$4,213	$38,500	Accrued expenses and other liabilities	$4,213
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
Capital Resources
Shareholders’ equity totaled $301.5 million as of December 31, 2025, an increase of $31.0 million compared to December 31, 2024, primarily a result of net income of $35.2 million for the year ended December 31, 2025. The increase was partially offset by dividends paid of $6.3 million. As of December 31, 2025, the tangible common equity ratio and tangible book value per share were 8.90% and $38.85, respectively.

The Bank and the Company are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At December 31, 2025, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework. At December 31, 2025, the Bank’s ratio of total common equity Tier 1 capital to risk-weighted assets was 11.87%, total capital to risk-weighted assets was 12.94%, Tier 1 capital to risk-weighted assets was 11.87% and Tier 1 capital to average assets was 10.56%. At December 31,

2025, the Company met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework. At December 31, 2025, the Company’s ratio of Common Equity Tier 1 capital to risk-weighted assets was 10.23%, total capital to risk-weighted assets was 13.69%, Tier 1 capital to risk-weighted assets was 10.23% and Tier 1 capital to average assets was 9.11%.

Under the current guidelines, banking organizations must have a minimum total risk-based capital ratio of 8.0%, a minimum Tier 1 risk-based capital ratio of 6.0%, a minimum common equity Tier 1 risk-based capital ratio of 4.5%, and a minimum Tier 1 capital to average assets ratio of 4.0% in order to be "adequately capitalized." In addition to these requirements, banking organizations must maintain a capital conservation buffer consisting of common Tier 1 equity in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk-weighted assets, resulting in a requirement for the Company and the Bank to effectively maintain common equity Tier 1, Tier 1 and total capital ratios of 7.0%, 8.5% and 10.5%, respectively. The Company and the Bank must maintain the capital conservation buffer to avoid restrictions on the ability to pay dividends, pay discretionary bonuses, or to engage in share repurchases.

Contractual Obligations
The following table summarizes our contractual obligations to make future payments as of December 31, 2025. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
	(in thousands)
Contractual Obligations:
FHLB advances	$110,000	$110,000	$—	$—	$—
Subordinated debt	70,000	—	—	—	70,000
Operating lease agreements	12,602	2,546	4,836	3,891	1,329
Time deposits with stated maturity dates	1,230,362	1,224,995	5,309	58	—
Total contractual obligations	$1,422,964	$1,337,541	$10,145	$3,949	$71,329

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
Commitments to extend credit totaled $520.6 million at December 31, 2025. The following table summarizes our commitments to extend credit as of the date indicated. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. In addition, borrowers may be required to meet certain performance requirements to continue to draw on these commitments. We manage our liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that we will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.
Loan pipeline, while not legally binding, represents the Company's future potential funding obligations which are currently in an advanced stage of underwriting and are subject to various conditions before disbursement. Loans in the pipeline are typically short-term, usually within 90 days.

As of December 31, 2025

	Amount of Commitment Expiration per Period
	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
	(in thousands)
Other Commitments:
Loan pipeline	$294,781	$294,781	$—	$—	$—
Loan commitments	197,415	117,691	75,241	750	3,733
Undisbursed construction loans	26,244	7,014	9,466	3,859	5,905
Unused home equity lines of credit	2,189	—	—	—	2,189
Total other commitments	$520,629	$419,486	$84,707	$4,609	$11,827

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

We use two sets of standard scenarios to measure net interest income at risk. For the Parallel Ramp Scenarios, rate changes are ramped over a twelve-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Parallel Shock Scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Simulation analysis involves projecting a future balance sheet structure and interest income and expense under the various rate scenarios. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than: 6% for a 100 basis point shift; 12% for a 200 basis point shift; and 18% for a 300 basis point shift. Per Company policy, the Bank should not be outside these limits for twelve consecutive months unless the Bank's forecasted capital ratios are considered to be "well capitalized". As of December 31, 2025, the Bank has met all minimum regulatory capital requirements to be considered "well capitalized".

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning December 31, 2025 and 2024:

Parallel Ramp

	Estimated Percent Change in Net Interest Income
	At December 31,
Rate Changes (basis points)	2025	2024
Year 1 from Year 1 Base
(100)	0.10%	0.40%
200	1.00%	(1.00)%

Parallel Shock

	Estimated Percent Change in Net Interest Income
	At December 31,
Rate Changes (basis points)	2025	2024
Year 1 from Year 1 Base
(100)	(0.60)%	(1.00)%
100	2.20%	0.60%
200	4.20%	0.80%
300	6.40%	1.40%
The net interest income simulation model attempts to measure the change in net interest income over the next one-year period, and over the next two-year period on a cumulative basis, assuming certain changes in the general level of interest rates.

Based on our model, which was run as of December 31, 2025, we estimated that over the next one-year period a 200 basis-point parallel ramp increase of interest rates would increase our net interest income by 1.00%, while a 100 basis-point parallel ramp decrease of interest rates would decrease net interest income by 0.10%. As of December 31, 2024, we estimated that over the next one-year period a 200 basis-point parallel ramp increase of interest rates would decrease our net interest income by 1.00%, while a 100 basis-point parallel ramp decrease of interest rates would increase net interest income by 0.40%.

Based on our model, which was run as of December 31, 2025, we estimated that over the next two years, on a cumulative basis, a 200 basis-point parallel ramp increase of interest rates would increase our net interest income by 6.00%, while a 100 basis-point parallel ramp decrease in interest rates would increase net interest income by 7.90%. As of December 31, 2024, we estimated that over the next two years, on a cumulative basis, a 200 basis-point parallel ramp increase of interest rates would decrease our net interest income by 2.90%, while a 100 basis-point parallel ramp decrease in interest rates would increase net interest income by 12.80%.

The change in sensitivity between December 31, 2025 and December 31, 2024 was impacted by an increase in variable-rate loans.

We also conduct an economic value of equity at risk simulation in tandem with our net interest income simulations, which measures the sensitivity of economic value of equity to changes in interest rates. Base case economic value of equity at risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates. The base case scenario assumes that future interest rates remain unchanged.
The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:
Parallel Shock

	Estimated Percent Change in Economic Value of Equity
	At December 31,
Rate Changes (basis points)	2025	2024
(100)	1.10%	0.40%
100	(1.00)%	(1.30)%
200	(2.70)%	(3.60)%
300	(3.70)%	(4.70)%

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

Item 8.    Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are presented in the order shown below:
Report of Independent Registered Public Accounting Firm (PCAOB ID: 49)
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Income for the years ended December 31, 2025 and 2024
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025 and 2024
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2025 and 2024
Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bankwell Financial Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bankwell Financial Group, Inc. and its subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the years then ended and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 4, 2026, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Allowance for Credit Losses-Loans
As described in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses – loans (“ACL-Loans”) totaled $30.7 million as of December 31, 2025, which consists of an allowance for collectively evaluated loans of $30.7 million and no allowance for individually evaluated loans. The allowance for collectively evaluated loans is derived from lifetime loss rate models, utilizing Commercial Real Estate (CRE), Commercial Business (C&I), and Consumer specific models that calculate expected losses over the life of each loan based on exposure at default, loan attributes, and reasonable, supportable economic forecasts, adjusted for qualitative factors considered by management. The lifetime loss rate models rely upon historical losses from a broad cross section of U.S. banks (the peer banks) and management reviews the banks included in the loss rate models to determine that the Company’s loan portfolio composition by property type, balance distribution by loan age, and delinquency status are similar. To further refine the expected losses, specifically related to loan concentrations as compared to the peer banks, management selects a group of peer banks to scale the loss rate models to produce an allowance that is representative of the Company’s loan portfolio and geographic area.

To account for economic uncertainty, the Company incorporates multiple economic scenarios in determining the ACL-Loans. The scenarios include various projections based on variables such as Gross Domestic Product, interest rates, property price indices, and employment measures, among others. The scenarios are probability-weighted based on available information at the time the calculation is conducted.

Management considers qualitative adjustments to expected credit loss estimates for information not already captured in the quantitative loss estimation models. The measurement of expected credit losses is influenced by the Company’s judgment of market conditions, changes in loan composition or concentrations, performance trends, regulatory changes, uncertainty in macroeconomic forecasts, and other asset specific risk characteristics.

Key assumptions used in the models include portfolio segmentation, risk rating, forecasted economic scenarios, the selection of the peer banks used to scale loss rate models, and qualitative adjustments, among others. Loan portfolios are segmented by loan level attributes such as loan type, size, date of origination, and delinquency status to create homogenous loan pools. Pool level metrics are calculated, and loss rates are subsequently applied to the pools as the loans have similar characteristics.

We identified management’s selection of the peer banks used to scale loss rate models, forecasted economic scenarios, and qualitative adjustment components of the ACL-Loans as a critical audit matter because auditing the underlying assumptions in those components involved a high degree of complexity and auditor judgment given the high degree of subjectivity exercised by management in developing the allowance, which resulted in an increase in audit effort due to the impact these assumptions have on the accounting estimate.

Our audit procedures related to management’s selection of the peer banks used to scale loss rate models, forecasted economic scenarios, and qualitative adjustment components of the allowance included the following, among others:

–We obtained an understanding of the relevant controls related to management’s selection of the peer banks used to scale loss rate models, forecasted economic scenarios, and qualitative adjustment components of the allowance and tested such controls for design and operating effectiveness.

–We evaluated management’s judgments and assumptions used in the development of the qualitative factors for reasonableness and tested the reliability of the underlying data on which these factors are based, by comparing information to source documents and external information sources.

–We tested management’s process and significant judgments in the selection of the peer banks used to scale loss rate models and forecasted economic scenarios of the ACL-Loans, which included:

•Evaluating management’s considerations and data utilized as a basis for the selection of peer banks used to scale loss rate models and testing the completeness and accuracy of the underlying data by tracing the data to independent sources.

•Evaluating management’s considerations and selection of forecasted economic scenarios and testing the reasonableness of the underlying data, which included Gross Domestic Product, interest rates, property price indices, and employment measures, among others, by comparing these forecasts to external and internal information sources that were available to management and the auditors.

•Evaluating the reasonableness of management’s weighting of selected forecasted economic scenarios by considering the consistency with available external market data.

/s/ RSM US LLP

We have served as the Company’s auditor since 2017.

Hartford, Connecticut
March 4, 2026

Bankwell Financial Group, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2025	2024
ASSETS
Cash and due from banks	$214,567	$293,552
Federal funds sold	10,354	13,972
Cash and cash equivalents	224,921	$307,524

Investment securities
Marketable equity securities, at fair value	2,248	2,118
Available for sale investment securities, at fair value	160,409	107,428
Held to maturity investment securities, at amortized cost (fair values of $31,045 and $36,691 at December 31, 2025 and 2024, respectively)	29,465	36,553
Total investment securities	192,122	146,099

Loans receivable (net of ACL-Loans of $30,705 and $29,007 at December 31, 2025 and 2024, respectively)	2,804,441	2,672,959
Other real estate owned	—	8,299
Accrued interest receivable	16,143	14,535
Federal Home Loan Bank stock, at cost	6,207	5,655
Premises and equipment, net	21,582	23,856
Bank-owned life insurance	54,207	52,791
Goodwill	2,589	2,589
Deferred income taxes, net	11,356	9,742
Other assets	26,291	24,427
Total assets	$3,359,859	$3,268,476
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$403,652	$321,875
Interest bearing deposits	2,425,829	2,465,695
Total deposits	2,829,481	2,787,570

Advances from the Federal Home Loan Bank	110,000	90,000
Subordinated debentures (face value of $70,000 and $70,000 at December 31, 2025 and 2024, respectively, less unamortized debt issuance costs of $303 and $549 at December 31, 2025 and 2024, respectively)	69,697	69,451
Accrued expenses and other liabilities	49,192	50,935
Total liabilities	3,058,370	2,997,956
Commitments and contingencies (Note 12)
Shareholders’ equity
Common stock, no par value; 10,000,000 shares authorized, 7,899,943 and 7,859,873 shares issued and outstanding at December 31, 2025 and 2024, respectively	120,118	119,108
Retained earnings	181,587	152,656
Accumulated other comprehensive loss	(216)	(1,244)
Total shareholders’ equity	301,489	270,520

Total liabilities and shareholders’ equity	$3,359,859	$3,268,476

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc.
Consolidated Statements of Income
(In thousands, except share data)

	Year Ended December 31,
	2025	2024
Interest and dividend income
Interest and fees on loans	$180,670	$172,832
Interest and dividends on securities	6,167	5,192
Interest on cash and cash equivalents	11,490	13,970
Total interest and dividend income	198,327	191,994
Interest expense
Interest expense on deposits	92,828	101,258
Interest expense on borrowings	6,564	7,454
Total interest expense	99,392	108,712
Net interest income	98,935	83,282
Provision for credit losses	1,040	22,620
Net interest income after provision for credit losses	97,895	60,662
Noninterest income
Gains and fees from sales of loans	5,078	523
Bank owned life insurance	1,416	1,356
Service charges and fees	2,826	1,963
Other	68	(124)
Total noninterest income	9,388	3,718
Noninterest expense
Salaries and employee benefits	30,285	23,746
Occupancy and equipment	10,124	9,494
Data processing	3,107	3,251
Professional services	5,988	4,482
Director fees	1,351	1,840
FDIC insurance	2,685	3,350
Marketing	608	452
Other	4,640	4,436
Total noninterest expense	58,788	51,051
Income before income tax expense	48,495	13,329
Income tax expense	13,297	3,559
Net income	$35,198	$9,770
Earnings Per Common Share:
Basic	$4.49	$1.24
Diluted	$4.45	$1.23
Weighted Average Common Shares Outstanding:
Basic	7,750,191	7,710,076
Diluted	7,826,280	7,737,952
Dividends per common share	$0.80	$0.80

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2025	2024
Net income	$35,198	$9,770
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains on available for sale securities	2,693	2,525
Net change in unrealized gains	2,693	2,525
Income tax expense	(635)	(547)
Unrealized gains on securities, net of tax	2,058	1,978
Unrealized (losses) on interest rate swaps:
Unrealized (losses) on interest rate swaps	(1,348)	(1,995)
Income tax benefit	318	437
Unrealized (losses) on interest rate swaps, net of tax	(1,030)	(1,558)
Total other comprehensive income, net of tax	1,028	420
Comprehensive income	$36,226	$10,190

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2023	7,882,616	$118,247	$149,169	$(1,664)	$265,752
Net income	—	—	9,770	—	9,770
Other comprehensive loss, net of tax	—	—	—	420	420
Cash dividends declared ($0.80 per share)	—	—	(6,283)	—	(6,283)
Stock-based compensation expense	—	2,998	—	—	2,998
Issuance of restricted stock	67,509	—	—	—	—
Forfeitures of restricted stock	(4,262)	—	—	—	—
Repurchase of common stock	(85,990)	(2,137)	—	—	(2,137)
Balance at December 31, 2024	7,859,873	119,108	152,656	(1,244)	270,520
Net income	—	—	35,198	—	35,198
Other comprehensive income, net of tax	—	—	—	1,028	1,028
Cash dividends declared ($0.80 per share)	—	—	(6,267)	—	(6,267)
Stock-based compensation expense	—	2,344	—	—	2,344
Issuance of restricted stock	101,449	—	—	—	—
Forfeitures of restricted stock	(16,829)	—	—	—	—
Repurchase of common stock	(44,550)	(1,334)	—	—	(1,334)
Balance at December 31, 2025	7,899,943	$120,118	$181,587	$(216)	$301,489

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net income	$35,198	$9,770
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on investment securities	62	148
Provision for credit losses	1,040	22,620
Credit for deferred income taxes	(1,405)	(469)
Change in fair value of marketable equity securities	(61)	13
Depreciation and amortization	4,084	3,775
Amortization of debt issuance costs	246	246
Increase in cash surrender value of bank-owned life insurance	(1,416)	(1,356)
Gains and fees from sales of loans	(5,078)	(523)
Stock-based compensation	2,344	2,998
Loss on sale of other real estate owned	31	—
Change in other real estate owned	(140)	—
Net change in:
Deferred tax assets	(527)	—
Deferred loan fees	1,004	(1,437)
Accrued interest receivable	(1,608)	328
Other assets	(4,363)	(3,359)
Accrued expenses and other liabilities	(1,138)	(2,818)
Net cash provided by operating activities	28,273	29,936
Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	4,347	4,813
Proceeds from principal repayments on held to maturity securities	248	263
Net proceeds from sales and calls of available for sale securities	31,000	10,000
Net proceeds from sales and calls of held to maturity securities	7,500	—
Purchases of available for sale securities	(85,714)	(10,000)
Purchases of marketable equity securities	(69)	(62)
Purchases of held to maturity securities	(643)	(21,125)
Net increase in loans	(178,767)	(22,189)
Proceeds from sales of loans not originated for sale	48,917	4,911
Purchases of premises and equipment, net	(1,144)	(613)
Proceeds (purchases) of Federal Home Loan Bank stock	(552)	41
Proceeds from the sale of other real estate owned	9,691	—
Net cash used in investing activities	(165,186)	(33,961)

See Notes to Consolidated Financial Statements

Bankwell Financial Group, Inc. Consolidated Statements of Cash Flows - Continued (In thousands)
	Year Ended December 31,
	2025	2024
Cash flows from financing activities
Net change in time certificates of deposit	$(141,498)	$56,786
Net change in other deposits	183,409	(5,974)
Payments on FHLB advances	(170,000)	—
Proceeds on FHLB advances	190,000	—
Dividends paid on common stock	(6,267)	(6,283)
Repurchase of common stock	(1,334)	(2,137)
Net cash provided by financing activities	54,310	42,392
Net increase (decrease) in cash and cash equivalents	(82,603)	38,367
Cash and cash equivalents:
Beginning of year	307,524	269,157
End of period	$224,921	$307,524
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$99,392	$108,713
Income taxes:
Federal	6,900	4,300
State:
New York City	328	184
New York State	927	559
Florida	3,174	—
New Jersey	330	290
Other	285	45
Noncash investing and financing activities
Loans transferred to other real estate owned	$(1,284)	$(8,299)
Net change in unrealized losses or gains on available-for-sale securities	2,693	2,525
Net change in unrealized losses or gains on interest rate swaps	(1,348)	(1,995)
Transfer of loans from held-for-investment to held-for-sale	43,839	4,387
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
The Bank is a Connecticut state chartered commercial bank, founded in 2002, whose deposits are insured under the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank provides a wide range of services to clients in our market, an area encompassing approximately a 100 mile radius around our branch network. In addition, the Bank pursues certain types of commercial banking opportunities outside our market, particularly where we have strong relationships. The Bank operates full-service branches in New Canaan, Stamford, Fairfield, Westport, Darien, Norwalk, and Hamden, Connecticut. The Bank also operates in a limited service Domestic Representative Office in New Canaan, Connecticut and in Garden City, New York. During 2025, the Bank received regulatory approval from the FDIC, the CT DOB, and the NY DFS to establish a new full-service branch in Brooklyn, New York.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and the Bank, including its wholly owned passive investment company subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities as of the date of the consolidated balance sheet and revenue and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the ACL-Loans and ACL-Securities.
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
Allowance for Credit Losses - Securities ("ACL-Securities")
Pursuant to ASC 326, the Company individually evaluates the available for sale debt securities and held to maturity securities for impairment credit losses quarterly. Available for sale securities include U.S. Treasuries, mortgage-backed securities, and corporate bonds. U.S. Treasuries and mortgaged-backed securities are guaranteed by the U.S. Government and as a result, management has a zero loss expectation. No ACL-Securities was recorded for these securities as of December 31, 2025. For the corporate bond portfolio, the Company developed a metric which includes each issuer’s current credit ratings and key financial performance metrics to assess the underlying performance of each issuer. The analysis of the issuers’ performance and the intent of the Company to retain these securities support the determination that there was no expected credit loss, and therefore, no ACL-Securities were recognized on the corporate bond portfolio as of December 31, 2025. Of our held to maturity securities portfolio, four securities' fair values were less than their respective amortized costs as of December 31, 2025. Since these are highly rated state agency and municipal obligations, the Company's expectation of nonpayment of the amortized cost basis is zero. No allowance for ACL-Securities was recorded for these securities as of December 31, 2025.

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
Individually evaluated loans also include modified loans where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.
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
Management reviews all nonaccrual loans, other loans past due 90 days or more, and modified loans for credit losses. In most cases, loan payments that are past due less than 90 days are considered minor collection delays and the related loans may not be individually evaluated. Consumer installment loans are considered to be pools of small balance homogeneous loans, which are collectively evaluated for credit losses.
Modifications made to a loan are considered under ASC 326 when two conditions are met: 1) the borrower is experiencing financial difficulties and 2) the modification constitutes a concession that is not in line with market rates and/or terms. Modified terms are dependent upon the financial position and needs of the individual borrower. Debt may be bifurcated with separate terms for each tranche of the modified debt. The decision to modify a loan, versus aggressively enforcing the collection of the loan, may benefit the Company by increasing the ultimate probability of collection.
If a performing loan is modified into a modification it remains in performing status. If a nonperforming loan is modified, it continues to be carried in nonaccrual status. Nonaccrual classification may be removed if the borrower demonstrates compliance with the modified terms for a minimum of six months. Modifications are reported as such for at least one year from the date of modifying. In years after the modification, loans may be removed from this classification if the modification agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of modification and the loan is not deemed to be a credit loss based on the modified terms.
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
For collectively evaluated loans and related unfunded commitments, the Company utilizes software provided by a third party, which includes various models for forecasting expected credit losses, to calculate its ACL. Management selected lifetime loss rate models, utilizing CRE, C&I, and Consumer specific models, to calculate the expected losses over the life of each loan based on exposure at default, loan attributes, reasonable and supportable economic forecasts, and adjusted for qualitative factors considered by management. The models selected by the Company in its ACL calculation rely upon historical losses from a broad cross section of U.S. banks that also utilize the same third party for ACL calculations. Management reviewed the third party’s analysis of the banks included in the models as part of their model development dataset and determined the Company’s loan portfolio composition by property type, balance distribution by loan age, and delinquency status are similar, which supports the use of these loss rate models. The Company also noted the third party’s model development dataset has loan concentrations that are evenly distributed across the United States, while the Company’s portfolio is mainly concentrated in the Northeast. Based on the disparate regional concentration, management determined that a select group of peer banks is necessary to scale the loss rate models to produce an ACL that is more representative of the Company’s loan portfolio and geographic area. This peer-based calibration, called a "scalar", utilizes the loss rates of a subset of peer banks to appropriately scale the initial model results. These peers have been selected by the Company given their similar characteristics, such as loan portfolio composition, location, and asset size, to better align the models’ results to the Company’s expected losses.
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
Leases
The Company recognizes and measures its leases in accordance with ASC 842, "Leases". The Company leases real estate for its branch and headquarters office under various operating lease agreements. The Company determines if an arrangement is a lease, or contains a lease, at inception of a contract and when the terms of an existing contract are changed. The Company recognizes a lease liability and right-of-use-asset (ROUA) at the commencement date of the lease. The lease liability is initially and subsequently recognized based on the present value of its future lease payments. The discount rate is the implicit rate if it's readily determinable or otherwise the Company uses its incremental borrowing rate. The implicit rates of our leases are not readily determinable and accordingly, we use our incremental borrowing rate based on the information available at the commencement date for all leases. The ROUA is subsequently measured throughout the lease term at the amount of the remeasured lease liability (i.e., present value of the remaining lease payments), plus any unamortized initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of any lease incentives received, and any impairment recognized. Lease cost for lease payments is recognized on a straight-line basis over the lease term. The ROUA is included in premises and equipment, net and the lease liability is included in accrued expenses and other liabilities on the consolidated balance sheets.
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
In the ordinary course of business there is inherent uncertainty in quantifying the Company’s income tax positions. Income tax positions and recorded tax benefits assessed for all years are subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have determined the amount of the tax benefit to be recognized by estimating the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company has $1.7 million and $1.6 million of liabilities for uncertain tax positions at December 31, 2025 and 2024, respectively. Where applicable, associated interest and penalties have also been recognized. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.
On July 4, 2025, the U.S. government enacted tax legislation commonly referred to as the One Big Beautiful Bill Act. The Company determined that the enactment of the Act did not have a material impact on its consolidated financial statements, including its income tax provision, deferred tax balances, or effective tax rate for the year ended December 31, 2025. Accordingly, no material adjustments related to the Act were recorded in the accompanying consolidated financial statements.
The Company will continue to monitor future interpretive guidance and administrative developments related to the Act; however, such guidance is not expected to materially affect the Company’s income tax provision.

Advertising Costs
Advertising costs are expensed as incurred.
Stock Compensation
The Company measures and recognizes compensation costs relating to share-based payment transactions based on the grant-date fair value of the equity instruments issued. The fair value of time-based restricted stock is recorded based on the grant date fair value of the Company’s common stock. For performance based grants, the Company records an expense over the vesting period based on (a) the probability that the performance metric will be met and (b) the fair market value of the Company’s stock at the date of the grant. The fair value of stock options is determined using the Black-Scholes Option Pricing model. Stock-based compensation costs are recognized over the requisite service period for the awards. Compensation expense reflects the number of awards expected to vest and is adjusted based on awards that ultimately vest. The Company recognizes forfeitures as they occur.
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
Comprehensive Income
Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives accounted for as cash flow hedges. The Company’s total comprehensive income or loss for the years ended December 31, 2025 and 2024 is reported in the Consolidated Statements of Comprehensive Income.
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at either December 31, 2025 or December 31, 2024. The estimated fair value amounts have been measured as of the respective period-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.
Derivative Instruments
The effective portion of unrealized changes in the fair value of derivatives accounted for as cash flow hedges is reported in other comprehensive income and subsequently reclassified to earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The Bank assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. Interest rate swap assets are presented in other assets and interest rate swap liabilities are presented in accrued expenses and other liabilities in the consolidated balance sheets. The hedge strategy converts the contractually specified interest rate on short-term rolling FHLB advances or brokered deposits to long-term fixed interest rates, thereby protecting the Bank from interest rate variability. The Company does not offset derivative assets and derivative liabilities for financial statement presentation purposes.
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
Common Share Repurchases
The Company is incorporated in the state of Connecticut. Connecticut law does not provide for treasury shares, but rather shares repurchased by the Company constitute authorized, but unissued shares. GAAP states that accounting for treasury stock shall conform to state law. Therefore, the cost of shares repurchased by the Company has been allocated to common stock balances.
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
Recently issued accounting pronouncements not yet adopted.
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
ASU No. 2025-09—Derivatives and Hedging: "Hedge Accounting Improvements": The amendment in this update is to better align accounting with risk management and address reference rate reform challenges. The update introduces changes across five areas, including broadening similar risk assessment for cash flow hedges, introducing a model for Choose-Your-Rate debt, and replacing the contractually specified component model for nonfinancial forecasted transactions. The amendment is effective for public business entities for annual reporting periods beginning after December 15, 2026. The Company believes this ASU will not have a material impact on existing disclosures and will continue to monitor for SEC action, and plan accordingly for adoption.

Recently issued accounting pronouncements that have been adopted.
ASU No. 2023-09—Income Taxes (Topic 740): "Improvements to Income Tax Disclosures": The amendments in this update provide more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. The Company adopted this ASU prospectively in December 2025 within the Income Tax Footnote disclosure and the Statement of Cash Flows.

2.    Shareholders’ Equity
Common Stock
The Company has 10,000,000 shares authorized and 7,899,943 shares issued and outstanding at December 31, 2025 and 10,000,000 shares authorized and 7,859,873 shares issued and outstanding at December 31, 2024. The Company's stock is traded on the Nasdaq stock market under the ticker symbol BWFG.
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
During the year ended December 31, 2025, the Company purchased 44,550 shares of its Common Stock at a weighted average price of $29.93 per share. During the year ended December 31, 2024, the Company did not purchase any shares under the New Plan.

3. Goodwill and Other Intangible Assets
Information on goodwill for the years ended December 31, 2025 and 2024 is as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
	(In thousands)
Balance, beginning of the period	$2,589	$2,589
Impairment	—	—
Balance, end of the period	$2,589	$2,589
The Company tests for goodwill impairment annually as of June 30th. No impairment was required to be recorded on goodwill in 2025 or 2024.

4. Investment Securities
The amortized cost, gross unrealized gains and losses and fair values of available for sale and held to maturity securities segregated by contractual maturity at December 31, 2025 were as follows:

	December 31, 2025
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Less than one year	$35,088	$43	$(421)	$34,710
Due from one through five years	97,864	127	(698)	97,293
Due from five through ten years	17,024	—	(756)	16,268
Due after ten years	1,754	—	(101)	1,653
Total U.S. Government and agency obligations	151,730	170	(1,976)	149,924

Corporate bonds
Due from one through five years	4,000	2	(22)	3,980
Due from five through ten years	7,000	—	(495)	6,505
Due after ten years	—	—	—	—
Total Corporate bonds	11,000	2	(517)	10,485

Total available for sale securities	$162,730	$172	$(2,493)	$160,409

Held to maturity securities:
State agency and municipal obligations
Less than one year	$—	$—	$—	$—
Due from five through ten years	2,764	130	—	2,894
Due after ten years	26,701	1,650	(200)	28,151
Total held to maturity securities	$29,465	$1,780	$(200)	$31,045

The amortized cost, gross unrealized gains and losses and fair values of available for sale and held to maturity securities segregated by contractual maturity at December 31, 2024 were as follows:

	December 31, 2024
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Less than one year	$24,920	$66	$(92)	$24,894
Due from one through five years	47,541	—	(2,117)	45,424
Due from five through ten years	16,038	—	(906)	15,132
Due after ten years	6,944	—	(812)	6,132
Total U.S. Government and agency obligations	95,443	66	(3,927)	91,582

Corporate bonds
Due from five through ten years	15,500	—	(929)	14,571
Due after ten years	1,500	—	(225)	1,275
Total corporate bonds	17,000	—	(1,154)	15,846

Total available for sale securities	$112,443	$66	$(5,081)	$107,428

Held to maturity securities:
State agency and municipal obligations
Less Than 1 Year	$6,820	$37	$—	$6,857
Due from five through ten years	2,808	—	(77)	2,731
Due after ten years	26,897	1,190	(1,013)	27,074
Total State agency and municipal obligations	36,525	1,227	(1,090)	36,662
Government-sponsored mortgage backed securities
No contractual maturity	28	1	—	29
Total held to maturity securities	$36,553	$1,228	$(1,090)	$36,691
There was one sale of an investment security during the year ended December 31, 2025 and no sales of investment securities during the year ended December 31, 2024.
At December 31, 2025, $151.4 million of the Company's securities were pledged as collateral with Federal Home Loan Bank ("FHLB"). At December 31, 2024, none of the Company's securities were pledged as collateral with the FHLB or any other institution.
As of December 31, 2025, the actual duration of the Company's available for sale securities were significantly shorter than the notional maturities.
At December 31, 2025, the Company held marketable equity securities with a fair value of $2.2 million and an amortized cost of $2.3 million. At December 31, 2024, the Company held marketable equity securities with a fair value of $2.1 million and an amortized cost of $2.3 million. These securities represent an investment in mutual funds that have a primary objective to make investments for CRA purposes.
There were twenty-nine investment securities as of December 31, 2025, in which the fair value of the security was less than the amortized cost of the security. There were thirty-seven such investment securities as of December 31, 2024.

The following table provides information regarding the available for sale investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2025 and 2024:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)
December 31, 2025
U.S. Government and agency obligations	$50,496	$(346)	0.68%	$54,320	$(1,630)	2.91%	$104,816	$(1,976)	1.85%
Corporate bonds	—	—	—%	7,483	(517)	6.47%	7,483	(517)	6.47%
Total Available for sale investment securities	$50,496	$(346)	0.68%	$61,803	$(2,147)	3.36%	$112,299	$(2,493)	2.17%
December 31, 2024
U.S. Government and agency obligations	$—	$—	—%	$81,579	$(3,927)	4.59%	$81,579	$(3,927)	4.59%
Corporate bonds	—	—	—%	15,846	(1,154)	6.79%	15,846	(1,154)	6.79%
Total Available for sale investment securities	$—	$—	—%	$97,425	$(5,081)	4.96%	$97,425	$(5,081)	4.80%
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
The Company has the intent and ability to retain its investment securities in an unrealized loss position at December 31, 2025 and 2024 until the decline in value has recovered or the security has matured.

5.    Loans Receivable and ACL-Loans
The following table sets forth a summary of the loan portfolio at December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
	(In thousands)
Real estate loans:
Residential	$33,139	$42,766
Commercial	1,930,979	1,899,134
Construction	153,778	173,555
	2,117,896	2,115,455
Commercial business	645,321	515,125
Consumer	76,855	75,308
Total loans	2,840,072	2,705,888
ACL-Loans	(30,705)	(29,007)
Deferred loan origination fees, net	(4,926)	(3,922)
Loans receivable, net	$2,804,441	$2,672,959
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
ACL-Loans
The following tables set forth the activity in the Company’s ACL-Loans for the years ended December 31, 2025 and December 31, 2024, by portfolio segment:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
For the Year Ended December 31, 2025
Beginning balance	$94	$21,838	$2,059	$4,070	$946	$29,007
Charge-offs	—	(67)	—	(29)	(84)	(180)
Recoveries	—	279	—	231	60	570
(Credits) provisions(1)	(39)	(1,795)	192	2,363	587	1,308
Ending balance	$55	$20,255	$2,251	$6,635	$1,509	$30,705

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
For the Year Ended December 31, 2024
Beginning balance	$149	$20,950	$1,699	$4,562	$586	$27,946
Charge-offs	(141)	(13,111)	(1,771)	(7,909)	(84)	(23,016)
Recoveries	141	1,126	—	(3)	23	1,287
(Credits) provisions(1)	(55)	12,873	2,131	7,420	421	22,790
Ending balance	$94	$21,838	$2,059	$4,070	$946	$29,007
(1) - This does not include the (Credit) for credit losses (unfunded commitments) of $268 thousand and $170 thousand for the years ended December 31, 2025 and December 31, 2024, respectively.
We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purpose of the tables below. The following tables present loans by origination, risk designation, and charge-offs as of December 31, 2025 and December 31, 2024 (dollars in thousands):

Term Loans
Amortized Cost Balances by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
Residential Real Estate Loans
Pass	$—	$—	$—	$—	$—	$30,252	$30,252
Special Mention	—	—	—	—	—	281	281
Substandard	—	—	—	—	—	2,766	2,766
Doubtful	—	—	—	—	—	—	—
Total Residential Real Estate Loans	$—	$—	$—	$—	$—	$33,299	$33,299
Residential Real Estate charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate Loans
Pass	$391,466	$97,473	$104,421	$573,183	$213,785	$458,047	$1,838,375
Special Mention	—	—	—	53,776	—	1,666	55,442
Substandard	—	21,358	—	7,059	8,521	6,934	43,872
Doubtful	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$391,466	$118,831	$104,421	$634,018	$222,306	$466,647	$1,937,689
Commercial Real Estate charge-off
Current period charge-offs	$—	$—	$—	$—	$67	$—	$67

Construction Loans
Pass	$37,221	$40,676	$51,218	$5,720	$—	$—	$134,835
Special Mention	—	—	—	19,744	—	—	19,744
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Construction Loans	$37,221	$40,676	$51,218	$25,464	$—	$—	$154,579
Construction charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Business Loans
Pass	$284,001	$91,887	$66,754	$130,596	$40,896	$25,904	$640,038
Special Mention	—	—	7	5,302	—	127	5,436
Substandard	294	—	30	316	1,299	3	1,942
Doubtful	—	—	—	—	—	—	—
Total Commercial Business Loans	$284,295	$91,887	$66,791	$136,214	$42,195	$26,034	$647,416
Commercial Business charge-off
Current period charge-offs	$29	$—	$—	$—	$—	$—	$29

Consumer Loans
Pass	$21,332	$21,782	$3,022	$28,844	$—	$38	$75,018
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Consumer Loans	$21,332	$21,782	$3,022	$28,844	$—	$38	$75,018
Consumer charge-off
Current period charge-offs	$74	$—	$—	$—	$—	$10	$84

Total Loans
Pass	$734,020	$251,818	$225,415	$738,343	$254,681	$514,241	$2,718,518
Special Mention	—	—	7	78,822	—	2,074	80,903
Substandard	294	21,358	30	7,375	9,820	9,703	48,580
Doubtful	—	—	—	—	—	—	—
Total Loans	$734,314	$273,176	$225,452	$824,540	$264,501	$526,018	$2,848,001
Total charge-off
Current period charge-offs	$103	$—	$—	$—	$67	$10	$180

Term Loans
Amortized Cost Balances by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Residential Real Estate Loans
Pass	$—	$—	$—	$—	$—	$39,560	$39,560
Special Mention	—	—	—	—	—	366	366
Substandard	—	—	—	—	—	3,069	3,069
Doubtful	—	—	—	—	—	—	—
Total Residential Real Estate Loans	$—	$—	$—	$—	$—	$42,995	$42,995
Residential Real Estate charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$141	$141

Commercial Real Estate Loans
Pass	$162,303	$101,201	$680,359	$241,000	$95,277	$486,897	$1,767,037
Special Mention	—	18,357	43,286	29,792	—	1,982	93,417
Substandard	—	—	27,081	9,194	5,488	1,610	43,373
Doubtful	—	—	—	—	—	1,400	1,400
Total Commercial Real Estate Loans	$162,303	$119,558	$750,726	$279,986	$100,765	$491,889	$1,905,227
Commercial Real Estate charge-off
Current period charge-offs	$—	$—	$—	$522	$8,184	$4,405	$13,111

Construction Loans
Pass	$10,086	$47,301	$63,476	$53,529	$—	$—	$174,392
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Construction Loans	$10,086	$47,301	$63,476	$53,529	$—	$—	$174,392
Construction charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$1,771	$1,771

Commercial Business Loans
Pass	$143,267	$98,718	$179,999	$49,351	$5,708	$26,413	$503,456
Special Mention	—	665	3,454	1,949	—	20	6,088
Substandard	133	344	224	6,983	—	—	7,684
Doubtful	—	—	—	—	—	53	53
Total Commercial Business Loans	$143,400	$99,727	$183,677	$58,283	$5,708	$26,486	$517,281
Commercial Business charge-off
Current period charge-offs	$—	$—	$7,664	$245	$—	$—	$7,909

Consumer Loans
Pass	$32,295	$9,051	$33,369	$—	$—	$49	$74,764
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Consumer Loans	$32,295	$9,051	$33,369	$—	$—	$49	$74,764
Consumer charge-off
Current period charge-offs	$28	$—	$—	$56	$—	$—	$84

Total Loans
Pass	$347,951	$256,271	$957,203	$343,880	$100,985	$552,919	$2,559,209
Special Mention	—	19,022	46,740	31,741	—	2,368	99,871
Substandard	133	344	27,305	16,177	5,488	4,679	54,126
Doubtful	—	—	—	—	—	1,453	1,453
Total Loans	$348,084	$275,637	$1,031,248	$391,798	$106,473	$561,419	$2,714,659
Total charge-off
Current period charge-offs	$28	$—	$7,664	$823	$8,184	$6,317	$23,016

Loans evaluated for credit loss and the related ACL-Loans as of December 31, 2025 and December 31, 2024 were as follows:

	Portfolio	ACL-Loans
	(In thousands)
December 31, 2025
Loans individually evaluated for credit loss:
Residential real estate	$2,751	$—
Commercial real estate	35,767	—
Construction	—	—
Commercial business	1,595	—
Consumer	38,820	—
Subtotal	78,933	—
Loans collectively evaluated for credit loss:
Residential real estate	$30,388	$55
Commercial real estate	1,895,212	20,255
Construction	153,778	2,251
Commercial business	643,726	6,635
Consumer	38,035	1,509
Subtotal	2,761,139	30,705
Total	$2,840,072	$30,705

	Portfolio	ACL-Loans
	(In thousands)
December 31, 2024
Loans individually evaluated for credit loss:
Residential real estate	$3,052	$—
Commercial real estate	44,814	—
Construction	—	—
Commercial business	7,672	—
Consumer	58,363	—
Subtotal	113,901	—
Loans collectively evaluated for credit loss:
Residential real estate	$39,714	$94
Commercial real estate	1,854,320	21,838
Construction	173,555	2,059
Commercial business	507,453	4,070
Consumer	16,945	946
Subtotal	2,591,987	29,007
Total	$2,705,888	$29,007
Credit Quality Indicators
The Company measures credit risk within its loan portfolios through the use of a credit risk rating system. The risk rating reflects management’s assessment of a loan’s overall risk, considering the character and creditworthiness of the borrower and any guarantor, the borrower’s capacity to service the debt, the availability of credit enhancements or other sources of repayment, and the quality, value, and coverage of collateral, if applicable.

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
Risk ratings are assigned as necessary to differentiate risk within the portfolio. They are reviewed on an ongoing basis through the annual loan review process performed by Company employees, normal renewal activity and the quarterly Watch List and watched asset report process. They are revised to reflect changes in the borrower's financial condition and outlook, debt service coverage capability, repayment performance, collateral value and coverage as well as other considerations. In addition to internal review at multiple points, a reputable independent third party loan review opines on risk ratings with regard to the sample of loans their review covers.
The following tables present credit risk ratings by loan segment as of December 31, 2025 and December 31, 2024:

	Commercial Credit Quality Indicators
	December 31, 2025				December 31, 2024
	Commercial Real Estate	Construction	Commercial Business	Total	Commercial Real Estate	Construction	Commercial Business	Total
	(In thousands)
Pass	$1,832,061	$134,141	$638,012	$2,604,214	$1,767,482	$173,555	$501,432	$2,442,469
Special mention	55,114	19,637	5,400	80,151	86,838	—	6,020	92,858
Substandard	43,804	—	1,909	45,713	43,413	—	7,619	51,032
Doubtful	—	—	—	—	1,401	—	54	1,455
Loss	—	—	—	—	—	—	—	—
Total loans	$1,930,979	$153,778	$645,321	$2,730,078	$1,899,134	$173,555	$515,125	$2,587,814

	Residential and Consumer Credit Quality Indicators
	December 31, 2025			December 31, 2024
	Residential Real Estate	Consumer	Total	Residential Real Estate	Consumer	Total
	(In thousands)
Pass	$30,110	$76,855	$106,965	$39,359	$75,308	$114,667
Special mention	278	—	278	356	—	356
Substandard	2,751	—	2,751	3,051	—	3,051
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total loans	$33,139	$76,855	$109,994	$42,766	$75,308	$118,074
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

The following tables set forth certain information with respect to the Company's loan portfolio delinquencies by portfolio segment as of December 31, 2025 and December 31, 2024:

	December 31, 2025
	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$557	$—	$—	$557	$32,582	$33,139
Commercial real estate	56	—	5,901	5,957	1,925,022	1,930,979
Construction	—	—	—	—	153,778	153,778
Commercial business	1,106	17	1,273	2,396	642,925	645,321
Consumer	5	—	—	5	76,850	76,855
Total loans	$1,724	$17	$7,174	$8,915	$2,831,157	$2,840,072

	December 31, 2024
	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$130	$226	$652	$1,008	$41,758	$42,766
Commercial real estate	359	—	35,585	35,944	1,863,190	1,899,134
Construction	—	—	—	—	173,555	173,555
Commercial business	4	11	7,143	7,158	507,967	515,125
Consumer	—	—	—	—	75,308	75,308
Total loans	$493	$237	$43,380	$44,110	$2,661,778	$2,705,888
There were no loans delinquent greater than 90 days and still accruing interest as of December 31, 2025 or December 31, 2024.
Loans on Nonaccrual Status
The following is a summary of nonaccrual loans by portfolio segment as of December 31, 2025 and December 31, 2024:

	December 31,
	2025	2024
	(In thousands)
Residential real estate	$557	$791
Commercial real estate	14,445	44,814
Commercial business	1,302	7,672
Construction	—	—
Total	$16,304	$53,277
Interest income on loans that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the years ended December 31, 2025 and 2024 was $1.7 million and $1.9 million, respectively. There was no interest income recognized on these loans for the year ended December 31, 2025 and 2024, respectively.
At December 31, 2025 and December 31, 2024, there were no commitments to lend additional funds to borrowers on nonaccrual status. Nonaccrual loans with no specific reserve totaled $16.3 million and $53.3 million at December 31, 2025 and December 31, 2024, respectively.

Individually evaluated loans
An individually evaluated loan is generally one for which it is probable, based on current information, that the Company will not collect all the amounts due in accordance with the contractual terms of the loan. These loans are individually evaluated for credit losses.
Within the Consumer portfolio segment, the Company also individually evaluated all insurance premium loans as well as a cash-secured loans to individuals, regardless of credit risk rating.
The following tables summarize individually evaluated loans by portfolio segment and the related average carrying amount and interest income recognized as of December 31, 2025 and December 31, 2024:

	As of and for the Year Ended December 31, 2025
	Carrying Amount	Unpaid Principal Balance	Associated ACL-Loans	Average Carrying Amount	Interest Income Recognized
	(In thousands)
Individually evaluated loans without a valuation allowance:
Residential real estate	$2,751	$3,098	$—	$2,826	$217
Commercial real estate	35,767	45,462	—	35,455	1,763
Construction	—	—	—	—	—
Commercial business	1,595	2,290	—	3,235	236
Consumer	38,820	38,820	—	36,920	1,289
Total individually evaluated loans without a valuation allowance	78,933	89,670	—	78,436	3,505
Individually evaluated loans with a valuation allowance:
Residential real estate	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial business	—	—	—	—	—
Total individually evaluated loans with a valuation allowance	—	—	—	—	—
Total individually evaluated loans	$78,933	$89,670	$—	$78,436	$3,505

	As of and for the Year Ended December 31, 2024
	Carrying Amount	Unpaid Principal Balance	Associated ACL-Loans	Average Carrying Amount	Interest Income Recognized
	(In thousands)
Individually evaluated loans without a valuation allowance:
Residential real estate	$3,052	$3,332	$—	$3,536	$195
Commercial real estate	44,814	55,936	—	52,316	1,718
Construction	—	—	—	7,716	—
Commercial business	7,672	8,782	—	14,179	793
Consumer	58,363	58,363	—	28,852	1,289
Total individually evaluated loans without a valuation allowance	113,901	126,413	—	106,599	3,995
Individually evaluated loans with a valuation allowance:
Residential real estate	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial business	—	—	—	—	—
Total individually evaluated loans with a valuation allowance	—	—	—	—	—
Total individually evaluated loans	$113,901	$126,413	$—	$106,599	$3,995
Loan Modifications
A loan will be considered modified as defined by ASC 326 when both of the following conditions are met: 1) the borrower is experiencing financial difficulties and 2) the modification constitutes a direct change in contractual cash flows for a significant period of time. Modified terms are dependent upon the financial position and needs of the individual borrower.

There was one new loan modification reportable under ASC 326 for $0.3 million at December 31, 2025. There was one loan modification reportable under ASC 326 for $4.0 million at December 31, 2024. There were no nonaccrual modified loans at December 31, 2025. There was one nonaccrual modified loan at December 31, 2024. There were no loans modified that re-defaulted during the years ended December 31, 2025 or December 31, 2024.

Allowance for Credit Losses (ACL)-Unfunded Commitments

As part of CECL, the Company has recorded ACL-Unfunded Commitments in Accrued expenses and other liabilities. The provision is recorded within the Provision for credit losses on the Company’s Consolidated Statements of Income. The following table presents a rollforward of the ACL-Unfunded Commitments for the years ended December 31, 2025 and December 31, 2024:

	December 31,
	2025	2024

Balance at Beginning of period	$756	$926
(Credit) for credit losses (unfunded commitments)	(268)	(170)
Balance at end of period	$488	$756

Components of Provision for Credit Losses

The following table summarizes the Provision for credit losses for the years ended December 31, 2025 and December 31, 2024:

	December 31,
	2025	2024

Provision for credit losses (loans)	$1,308	$22,790
(Credit) for credit losses (unfunded commitments)	(268)	(170)
Provision for credit losses	$1,040	$22,620

6. Premises and Equipment
At December 31, 2025 and December 31, 2024, premises and equipment consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Land	$850	$850
Building	5,067	5,057
Right-of-use asset	9,975	11,071
Leasehold improvements	7,021	6,692
Furniture and fixtures	3,002	2,935
Equipment and software	6,707	7,781
Premises and equipment, gross	32,622	34,386
Accumulated depreciation and amortization	(11,040)	(10,530)
Premises and equipment, net	$21,582	$23,856
For the years ended December 31, 2025 and December 31, 2024, depreciation and amortization expense related to premises and equipment totaled $2.3 million and $2.2 million, respectively. For the years ended December 31, 2025 and December 31, 2024, depreciation and amortization expense includes amortization of the right-of-use-asset, totaling $1.8 million and $1.6 million, respectively.
7.    Leases
As of December 31, 2025, the Company leases real estate for nine full-service branch locations and headquarter office under various operating lease agreements. The Bank also operates in a limited service Domestic Representative Office in New Canaan, Connecticut and in Garden City, New York. During 2025, the Bank received regulatory approval from the FDIC, the CT DOB, and the NY DFS to establish a new full-service branch in Brooklyn, New York, which opened during the first quarter of 2026. The branch leases and the limited service Domestic Representative Office have maturities ranging from 2028 to 2033, some of which include options to extend the lease term. The Company is not reasonably certain to exercise these renewal options, and as a result, these optional periods are not included in determining the lease term. The weighted average remaining life of the lease term for these leases was 4.5 years as of December 31, 2025.

The Company utilized a weighted average discount rate of 5.2% in determining the lease liability for its branch locations and limited service Domestic Representative Office and a discount rate of 4.5% for its headquarters office.

The total fixed operating lease costs were $2.3 million and $2.2 million for the years ended December 31, 2025 and December 31, 2024, respectively. The total variable operating lease costs were $0.3 million and $0.2 million for the years ended December 31, 2025 and December 31, 2024, respectively. The right-of-use-asset, included in premises and equipment, net was $10.0 million as of December 31, 2025 and the corresponding lease liability, included in accrued expenses and other liabilities was $11.0 million and $12.0 million as of December 31, 2025 and December 31, 2024, respectively.

Future minimum lease payments as of December 31, 2025 are as follows:

December 31, 2025
(In thousands)
2026	$2,546
2027	2,518
2028	2,318
2029	2,101
2030	1,790
Thereafter	1,329
Total	$12,602

A reconciliation of the undiscounted cash flows in the maturity table above and the lease liability recognized in the consolidated balance sheet as of December 31, 2025, is shown below:

December 31, 2025
(In thousands)
Undiscounted cash flows	$12,602
Discount effect of cash flows	(1,650)
Lease liability	$10,952

8.    Other Assets
The components of other assets as of December 31, 2025 and December 31, 2024 are summarized below:

	December 31, 2025	December 31, 2024
	(In thousands)
Deferred compensation	$4,996	$3,087
Servicing assets, net of valuation allowance	1,035	558
Derivative assets (reference Footnote 18)	4,970	7,472
Other	15,290	13,310
Total other assets	$26,291	$24,427
Deferred Compensation
The Company has a non-qualified deferred compensation plan for the Board of Directors that allows for the deferral of fees earned related to services rendered for the Company. The deferred compensation balance increased $1.9 million for the year ended December 31, 2025 compared to the year ended December 31, 2024.
Loan Servicing
The Bank sells loans in the secondary market and retains the right to service many of these loans. The Bank earns fees for the servicing provided. Loans serviced for others are not included in the accompanying consolidated balance sheets. The balance of loans serviced for others was $140.5 million and $186.9 million at December 31, 2025 and December 31, 2024, respectively. The risks inherent in servicing assets relate primarily to changes in the timing of prepayments that result from shifts in interest rates. The significant assumptions used in the valuation at December 31, 2025 for servicing assets included a discount rate of 10% and prepayment speed assumptions ranging from 3% to 18%. The significant assumptions used in the valuation at December 31, 2024 for servicing assets included a discount rate of 10% and prepayment speed assumptions ranging from 3% to 18%.
The carrying value of loan servicing rights was $1.0 million and $0.6 million as of December 31, 2025 and December 31, 2024, respectively.

The following table presents the changes in carrying value for loan servicing assets net of allowances:

	December 31, 2025	December 31, 2024
	(In thousands)
Loan servicing rights:
Balance at beginning of year	$558	$869
Servicing rights capitalized	996	89
Servicing rights amortized or disposed	(369)	(481)
Change in valuation allowance	(150)	81
Balance at end of year	$1,035	$558

9.    Deposits
At December 31, 2025 and December 31, 2024, deposits consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Noninterest bearing demand deposit accounts	$403,652	$321,875
Interest bearing accounts:
NOW	90,205	105,090
Money market	1,007,844	899,413
Savings	97,418	90,220
Time certificates of deposit	1,230,362	1,370,972
Total interest bearing accounts	2,425,829	2,465,695
Total deposits	$2,829,481	$2,787,570
Maturities of time certificates of deposit as of December 31, 2025 and December 31, 2024 are summarized below:

	December 31,
	2025	2024
	(In thousands)
2025	$—	$1,348,808
2026	1,224,995	4,887
2027	4,271	1,030
2028	1,038	6,222
2029	33	32
2030 and thereafter	25	9,993
Total	$1,230,362	$1,370,972
The aggregate amount of individual certificate accounts, with balances of $250,000 or more, were approximately $245.0 million and $232.6 million at December 31, 2025 and December 31, 2024, respectively.
Brokered certificate of deposits totaled $505.0 million and $651.5 million at December 31, 2025 and December 31, 2024, respectively. Brokered money market accounts totaled $53.7 million and $53.5 million at December 31, 2025 and 2024, respectively. Certificates of deposits from national listing services were $42.3 million and $109.1 million as of December 31, 2025 and December 31, 2024, respectively. There were no certificates of deposits from one-way buy CDARS or one-way buy ICS at December 31, 2025 or December 31, 2024. Brokered deposits are comprised of Brokered CDs, brokered money market accounts, one-way buy CDARS, and one-way buy ICS.

The following table summarizes interest expense by account type for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
	(In thousands)
NOW	$374	$175
Money market	34,149	34,767
Savings	2,728	2,785
Time certificates of deposit	55,577	63,531
Total interest expense on deposits	$92,828	$101,258

10.    Federal Home Loan Bank Advances and Other Borrowings
The following is a summary of FHLB advances with maturity dates and weighted average rates at December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
	Amount Due	Weighted Average Rate	Amount Due	Weighted Average Rate
	(Dollars in thousands)
Year of Maturity:
2025	$—	—%	$90,000	3.91%
2026	110,000	4.42	—	—
Total advances	$110,000	4.42%	$90,000	3.91%
Interest expense on FHLB advances totaled $3.1 million and $3.6 million for the years ended December 31, 2025 and December 31, 2024, respectively.
The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At December 31, 2025, the Company had pledged eligible loans and investment securities with a book value of $847.6 million as collateral to support borrowing capacity at the FHLB of Boston. As of December 31, 2025, the Company has immediate availability to borrow an additional $426.0 million based on qualified collateral.
At December 31, 2025, the Bank had a secured borrowing line with the Federal Reserve Bank of New York ("FRBNY"), a letter of credit with the FHLB, and unsecured lines of credit with Zions Bank, Pacific Coast Bankers Bank ("PCBB"), and Atlantic Community Bankers Bank ("ACBB"). The total borrowing line, letter, or line of credit and the amount outstanding at December 31, 2025 are summarized below:

	December 31, 2025
	Total Letter or Line of Credit	Total Outstanding
	(In thousands)
FRBNY	$710,719	$—
FHLB	606,579	180,605
Zions Bank	45,000	—
PCBB	38,000	—
ACBB	12,000	—
Total	$1,412,298	$180,605

Federal Home Loan Bank Stock
As a member of the FHLB, the Bank is required to maintain investments in their capital stock. The Bank owned 62,067 shares and 56,545 shares at December 31, 2025 and December 31, 2024, respectively. There is no active market or quoted market values for the stock and as such is classified as restricted stock. The shares have a par value of $100 and are carried on the consolidated balance sheets at cost, and evaluated for impairment, as the stock is only redeemable at par subject to the redemption practices of the FHLB.
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

Management evaluated the stock and concluded that the stock was not impaired as of December 31, 2025 or December 31, 2024.
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

The Company incurred certain costs associated with the issuance of its subordinated debt. The Company capitalized these costs and they have been presented within subordinated debentures on the consolidated balance sheets. At December 31, 2025 and 2024, unamortized debt issuance costs were $0.3 million and $0.5 million, respectively. Debt issuance costs amortize over the expected life of the related debt. For the years ended December 31, 2025 and 2024 the amortization expense for debt issuance costs were $0.2 million and $0.2 million, respectively, and were recognized as an increase to interest expense on borrowings within the consolidated statements of income.
The Company recognized $3.2 million and $3.2 million in interest expense related to its subordinated debt for the years ended December 31, 2025 and 2024, respectively.

12.    Commitments and Contingencies
Leases
As of December 31, 2025, the Company leases real estate for nine full-service branch locations and headquarter office under various operating lease agreements. The Bank also operates in a limited service Domestic Representative Office in New Canaan, Connecticut and in Garden City, New York. During 2025, the Bank received regulatory approval from the FDIC, the CT DOB, and the NY DFS to establish a new full-service branch in Brooklyn, New York, which opened during the first quarter of 2026. The branch leases and the limited service Domestic Representative Office have maturities ranging from 2028 to 2033, some of which include options to extend the lease term. Reference Note 7 for further detail.
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
Financial instruments whose contract amounts represented credit risk at December 31, 2025 was as follows:

December 31,
2025
(In thousands)
Commitments to extend credit:
Loan pipeline	$294,781
Loan commitments	197,415
Undisbursed construction loans	26,244
Unused home equity lines of credit	2,189
$520,629
Loan pipeline, while not legally binding, represents the Company's future potential funding obligations which are currently in an advanced stage of underwriting and are subject to various conditions before disbursement. Loans in the pipeline are typically short-term, usually within 90 days.
Loan commitments, undisbursed construction loans, and unused home equity lines of credit are agreements to lend to a client if there is no violation of any condition established in the contract or certain milestones in the case of construction loans or otherwise required collateral under borrowing base limits are met. They generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. The types of collateral held varies, but may include residential and commercial property, deposits and securities.
These commitments subject the Company to potential exposure in excess of amounts recorded in the financial statements, and therefore, management maintains a specific reserve for unfunded credit commitments. This reserve is reported as a component of accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. The reserve for unfunded commitments totaled $487 thousand at December 31, 2025.
As of December 31, 2025, the Company had remaining capital commitments totaling $5.0 million to three Small Business Investment Companies ("SBIC") and remaining capital commitments totaling $3.6 million to three private equity investment companies. These contributions represent equity investments for the Company.

13.    Income Taxes
The components of income tax expense for the years ended December 31, 2025 and December 31, 2024 consisted of:

	December 31,
	2025	2024
	(In thousands)
Current provision:
Federal	$10,387	$2,640
State	4,731	1,388
Total current	15,118	4,028
Deferred (credit) provision:
Federal	(1,531)	(285)
State	(290)	(184)
Total deferred (credit) provision	(1,821)	(469)
Total income tax expense	$13,297	$3,559
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
A reconciliation of the anticipated income tax expense, computed by applying the statutory federal income tax rate of 21% for the years ended December 31, 2025 and December 31, 2024 to the income before income taxes, to the amount reported in the consolidated statements of income for the years ended December 31, 2025 and December 31, 2024 was as follows:

	December 31,
	2025
	(In thousands)
Income tax expense at statutory federal rate	$10,191	21.0%
State tax expense, net of federal income tax benefit (1)	2,561	5.3%
Nontaxable or nondeductible items:
Other, net (2)	(587)	(1.2)%
Changes in unrecognized tax benefits	947	2.0%
Other adjustments	185	0.4%
Income tax expense	$13,297	27.4%
(1) State taxes in Florida and New York consisted of the majority (greater than 50%) of the tax effect.
(2) Includes nondeductible expenses, shortfalls, and windfalls.

December 31,
2024
(In thousands)
Income tax expense at statutory federal rate	$2,799
State tax expense, net of federal income tax benefit	1,205
Nontaxable or nondeductible items:
Other, net	(428)
Other adjustments	(17)
Income tax expense	$3,559

At December 31, 2025 and December 31, 2024, the components of deferred tax assets and liabilities were as follows:

	December 31,
	2025	2024
	(In thousands)
Deferred tax assets:
ACL-Loans	$7,370	$7,406
Net operating loss carryforwards	259	296
Deferred fees	2,329	2,055
Deferred director fees	553	495
Unrealized loss on available for sale securities	557	1,185
Lease liabilities	2,628	2,998
Other	2,422	1,255
Gross deferred tax assets	16,118	15,690
Deferred tax liabilities:
Deferred expenses	1,119	1,079
Servicing rights	248	139
Depreciation	623	1,079
Unrealized gain on derivatives	378	799
Right-of-use-assets	2,394	2,755
Other	—	97
Gross deferred tax liabilities	4,762	5,948
Net deferred tax assets	$11,356	$9,742
A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. Management evaluated its remaining deferred tax assets and believes no valuation allowances were needed at December 31, 2025 or December 31, 2024.
At December 31, 2025, the Company had federal net operating loss carryovers of $1.2 million. The carryovers were transferred to the Company upon the merger with The Wilton Bank. The losses will expire after 2032 and are limited to $176 thousand per annum.
As a result of management's analysis of the Company's tax position, a reserve has been established for uncertain tax positions in conjunction with the Company's out of state lending activity. The total reserve for uncertain tax positions totaled $1.7 million as of December 31, 2025. The tax years 2022 and subsequent are subject to examination by federal and state taxing authorities. The statute of limitations has expired on the years before 2022. No examinations are currently in process.

The following table reflects a reconciliation of the beginning and ending balances of the Company’s uncertain tax positions:

	At December 31,
	2025	2024
	(In thousands)
Balance, beginning of year	$1,645	$1,045
Additions relating to potential liability with taxing authorities	1,296	600
(Reductions) relating to potential liability with taxing authorities	(1,256)	—
Balance, end of year	$1,685	$1,645

14.    401(K) Profit Sharing Plan
The Company’s employees are eligible to participate in The Bankwell Financial Group, Inc. and its Subsidiaries and Affiliates 401(k) Plan (the “401k Plan”). The 401k Plan covers substantially all employees who are at least 21 years of age. Under the terms of the 401k Plan, participants can contribute up to a certain percentage of their compensation, subject to federal limitations. The Company matches eligible contributions and may make discretionary matching and/or profit sharing contributions. Participants are immediately vested in their contributions and become fully vested in the Company’s contributions after completing five years of service. The Company expensed $278 thousand and $338 thousand related to the 401k Plan during the years ended December 31, 2025 and December 31, 2024, respectively.

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
The following is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	For the Years Ended December 31,
	2025	2024
	(In thousands)
Net income	$35,198	$9,770
Dividends to participating securities(1)	106	(156)
Undistributed earnings allocated to participating securities(1)	(514)	(87)
Net income for earnings per share calculation	$34,790	$9,527
Weighted average shares outstanding, basic	7,750	7,710
Effect of dilutive equity-based awards(2)	76	28
Weighted average shares outstanding, diluted	7,826	7,738
Net earnings per common share:
Basic earnings per common share	$4.49	$1.24
Diluted earnings per common share	$4.45	$1.23
(1)    Represents dividends paid and undistributed earnings allocated to unvested stock-based awards that contain non-forfeitable rights to dividends.
(2)    Represents the effect of the assumed exercise of stock options and warrants and the vesting of restricted shares, as applicable, utilizing the treasury stock method.

16.    Stock Based Compensation
Equity award plans
The Company has unvested restricted stock outstanding under two equity award plans, which are collectively referred to as the “Stock Plans.” Any future issuances of equity awards will be made under the 2022 Bankwell Financial Group, Inc. Stock Plan, or the “2022 Plan,” as amended from time-to-time. All equity awards made under the 2022 Plan and prior equity award plans are made by means of an award agreement, which contains the specific terms and conditions of the grant. To date, all equity awards have been in the form of restricted stock. At December 31, 2025, there were 274,300 shares reserved for future issuance under the 2022 Plan.
Restricted stock:   Restricted stock provides grantees with rights to shares of common stock upon completion of a service period and, with respect to a portion of some grants, achievement of certain performance metrics. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.
The following table presents the activity for restricted stock for the year ended December 31, 2025:

	December 31, 2025
	Number of Shares		Weighted Average Grant Date Fair Value
Unvested at beginning of period	223,875	(1)	$28.50
Granted	101,449	(2)	$35.38
Vested	(101,673)	(3)	$32.62
Forfeited	(16,829)		$33.14
Unvested at end of period	206,822
(1)    Includes 35,186 shares of performance based restricted stock.
(2)    Includes 56,771 shares of performance based restricted stock.
(3)    Includes 4,136 shares of performance based restricted stock.

The total fair value of restricted stock awards vested during the year ended December 31, 2025 was $3.3 million.
The Company’s restricted stock expense for the years ended December 31, 2025 and December 31, 2024 was $2.3 million and $3.0 million, respectively. At December 31, 2025, there was $4.0 million of unrecognized stock compensation expense for restricted stock, expected to be recognized over a weighted average period of 2.4 years.
Performance based restricted stock:    The Company has 74,921 shares of performance based restricted stock outstanding as of December 31, 2025 pursuant to the Company’s Stock Plans. The awards vest between a one and three year service period, provided certain performance metrics are met. The share quantity that ultimately vests can range between 0% and 200%, which is dependent on the degree to which the performance metrics are met. The Company records an expense over the vesting period based on (a) the probability that the performance metric will be met and (b) the fair market value of the Company’s stock at the date of the grant. Certain awards vest in full upon the completion of a specified service period, while others vest ratably over the requisite service period.
17.    Comprehensive Income
Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives. The Company's derivative instruments are utilized to manage economic risks, including interest rate risk. Changes in fair value of the Company's derivatives are primarily driven by changes in interest rates and recognized in other comprehensive income. The Company's current derivative positions will cause a decrease to other comprehensive income in a falling interest rate environment and an increase in a rising interest rate environment. The Company’s total comprehensive income or loss for the years ended December 31, 2025 and December 31, 2024 is reported in the Consolidated Statements of Comprehensive Income.

The following tables present the changes in accumulated other comprehensive (loss) income by component, net of tax for the years ended December 31, 2025 and December 31, 2024:

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2024	$(3,832)	$2,588	$(1,244)
Other comprehensive income (loss) before reclassifications, net of tax	2,058	(278)	1,780
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(752)	(752)
Net other comprehensive income (loss)	2,058	(1,030)	1,028
Balance at December 31, 2025	$(1,774)	$1,558	$(216)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2023	$(5,810)	$4,146	$(1,664)
Other comprehensive (loss) income before reclassifications, net of tax	1,978	1,722	3,700
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(3,280)	(3,280)
Net other comprehensive income (loss)	1,978	(1,558)	420
Balance at December 31, 2024	$(3,832)	$2,588	$(1,244)
The following table provides information for the items reclassified from accumulated other comprehensive income or loss:

Accumulated Other Comprehensive Income (Loss) Components	For the Years Ended December 31,		Associated Line Item in the Consolidated Statements Of Income
	2025	2024
	(In thousands)
Derivatives:
Unrealized gains on derivatives	$985	$4,295	Interest expense on borrowings
Tax expense	(233)	(1,015)	Income tax expense
Net of tax	$752	$3,280

18.    Derivative Instruments
The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, and duration of its funding along with the use of interest rate derivative financial instruments, namely interest rate swaps. The Company does not use derivatives for speculative purposes. As of December 31, 2025, the Company was a party to one cash flow swap, designated as a hedging instrument, to add stability to interest expense and to manage its exposure to the variability of the future cash flows attributable to the contractually specified interest rates. The notional amount for the swap is $25 million and the Company has entered into the pay-fixed cash flow swap to convert rolling 90-day FHLB advances or brokered deposits. Cash flow swaps with a positive fair value are recorded as other assets and cash flow swaps with a negative fair value are recorded as other liabilities on the Consolidated Balance Sheets.

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

The following table represents the carrying value of the portfolio layer method hedged asset and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
	Carrying Value of Hedged Asset		Hedged Items
	(In thousands)
Fixed Rate Asset (1)	$150,142	$150,250	$(108)	$(665)

(1) These amounts include the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. As of December 31, 2025, the amortized cost basis of the closed portfolio used in this hedging relationship was $470.6 million, the cumulative basis adjustments associated with this hedging relationships was $0.2 million, and the amount of the designated hedged item was $150.0 million.

As of December 31, 2025, the Company has interest rate swaps not designated as hedging instruments, to minimize interest rate risk exposure with loans to clients.
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

Information about derivative instruments for the years ended December 31, 2025 and December 31, 2024 is as follows:

	As of December 31, 2025
	Derivative Assets			Derivative Liabilities
	Original Notional Amount	Balance Sheet Location	Fair Value	Original Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swap	$25,000	Other assets	$1,925	$—	Accrued expenses and other liabilities	$—
Fair value swap	$—	Other assets	$—	$150,000	Accrued expenses and other liabilities	$156

Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$38,500	Other assets	$3,045	$38,500	Accrued expenses and other liabilities	$3,045
(1) Represents interest rate swaps with commercial banking clients, which are offset by derivatives with a third party.

Accrued interest receivable related to interest rate swaps as of December 31, 2025 totaled $0.1 million and is excluded from the fair value presented in the table above. The fair value of interest rate swaps in a net asset position, including accrued interest, totaled $1.9 million as of December 31, 2025.

	As of December 31, 2024
	Derivative Assets			Derivative Liabilities
	Original Notional Amount	Balance Sheet Location	Fair Value	Original Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	$75,000	Other assets	$3,259	$—	Accrued expenses and other liabilities	$—
Fair value swap

Derivatives not designated as hedging instruments:	$—	Other assets	$—	$150,000	Accrued expenses and other liabilities	$259
Interest rate swaps(1)	$38,500	Other assets	$4,213	$38,500	Accrued expenses and other liabilities	$4,213
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company expects to reclassify $0.2 million to interest income during the next 12 months.
The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. The Company does not offset derivative assets and derivative liabilities for financial statement presentation purposes.
Changes in the consolidated statements of comprehensive income (loss) related to interest rate derivatives designated as hedges of cash flows were as follows for the years ended December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
	(In thousands)
Interest rate swaps designated as cash flow hedges:
Unrealized income recognized in accumulated other comprehensive income before reclassifications	$(363)	$2,300
Amounts reclassified from accumulated other comprehensive (loss) income	(985)	(4,295)
Income tax benefit (expense) on items recognized in accumulated other comprehensive income (loss)	318	437
Other comprehensive (loss) income	$(1,030)	$(1,558)
The unrealized gains and losses set forth in the above table are reflective of market interest rates as of the respective balance sheet dates. Generally, a lower interest rate environment will result in a negative impact to comprehensive income whereas a higher interest rate environment will result in a positive impact to comprehensive income.
The following table summarizes the effect of the fair value hedging relationship recognized in the Consolidated Statements of Income for the years ended December 31, 2025 and December 31, 2024:

	December 31,
(In thousands)	2025	2024
Gain (loss) on fair value hedging relationship:
Hedged asset	$(108)	$(665)
Fair value derivative designated as hedging instrument	151	2,084
Total gain recognized in the consolidated statements of income within interest and fees on loans	$43	$1,419

The following tables summarize gross and net information about derivative instruments that are offset in the Consolidated Balance Sheets at December 31, 2025 and December 31, 2024:

	December 31, 2025
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets	$5,034	$—	$5,034	$202	$4,832	$—
(1) Includes accrued interest receivable totaling $65 thousand.

	December 31, 2025
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivative Liabilities	$3,285	$—	$3,285	$202	$—	$3,083
(1) Includes net interest payable totaling $38 thousand.

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
(1) Includes net interest receivable totaling $30 thousand.

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
The carrying values, fair values and placement in the fair value hierarchy of the Company’s financial instruments at December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$214,567	$214,567	$214,567	$—	$—
Federal funds sold	10,354	10,354	10,354	—	—
Marketable equity securities	2,248	2,248	2,248	—	—
Available for sale securities	160,409	160,409	74,668	85,741	—
Held to maturity securities	29,465	31,045	—	—	31,045
Loans receivable, net	2,804,441	2,811,784	—	—	2,811,784
Accrued interest receivable	16,143	16,143	—	16,143	—
FHLB stock	6,207	6,207	—	6,207	—
Servicing assets, net of valuation allowance	1,035	1,035	—	—	1,035
Derivative assets	4,970	4,970	—	4,970	—
Other real estate owned	—	—	—	—	—
Financial liabilities:
Noninterest bearing deposits	$403,652	$403,652	$—	$403,652	$—
NOW and money market	1,098,049	1,098,049	—	1,098,049	—
Savings	97,418	97,418	—	97,418	—
Time deposits	1,230,362	1,232,581	—	—	1,232,581
Accrued interest payable	9,019	9,019	—	9,019	—
Advances from the FHLB	110,000	110,008	—	—	110,008
Subordinated debentures	69,697	70,075	—	—	70,075
Servicing liabilities	—	—	—	—	—
Derivative liabilities	3,201	3,201	—	3,201	—

	December 31, 2024
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and due from banks	$293,552	$293,552	$293,552	$—	$—
Federal funds sold	13,972	13,972	13,972	—	—
Marketable equity securities	2,118	2,118	2,118	—	—
Available for sale securities	107,428	107,428	63,557	43,871	—
Held to maturity securities	36,553	36,691	—	29	36,662
Loans receivable, net	2,672,959	2,637,922	—	—	2,637,922
Accrued interest receivable	14,535	14,535	—	14,535	—
FHLB stock	5,655	5,655	—	5,655	—
Servicing assets, net of valuation allowance	558	558	—	—	558
Derivative assets	7,472	7,472	—	7,472	—
Other real estate owned	8,299	8,299	—	—	8,299
Financial liabilities:
Noninterest bearing deposits	$321,875	$321,875	$—	$321,875	$—
NOW and money market	1,004,503	1,004,503	—	1,004,503	—
Savings	90,220	90,220	—	90,220	—
Time deposits	1,370,972	1,374,309	—	—	1,374,309
Accrued interest payable	13,737	13,737	—	13,737	—
Advances from the FHLB	90,000	90,045	—	—	90,045
Subordinated debentures	69,451	66,167	—	—	66,167
Servicing liabilities	—	—	—	—	—
Derivative liabilities	4,472	4,472	—	4,472	—
The following methods and assumptions were used by management in estimating the fair value of its financial instruments:
Cash and due from banks, federal funds sold, accrued interest receivable and accrued interest payable: The carrying amount is a reasonable estimate of fair value.
Marketable equity securities, available for sale securities and held to maturity securities:   Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The majority of the available for sale securities are considered to be Level 2 as other observable inputs are utilized, such as quoted prices for similar securities. Level 1 investment securities include investments in a U.S. treasury note and in marketable equity securities for which a quoted price is readily available in the market. Level 3 held to maturity securities represent private placement municipal housing authority bonds for which no quoted market price is available. The fair value for these securities is estimated using a discounted cash flow model, using discount rates ranging from 4.1% to 6.4% as of December 31, 2025 and 5.3% to 7.2% as of December 31, 2024. These securities are CRA eligible investments.
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
Derivative assets (liabilities): The valuation of the Company’s interest rate swaps is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. The Company also considers the creditworthiness of each counterparty for assets and the creditworthiness of the Company for liabilities.

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
Servicing assets (liabilities):   Servicing assets and liabilities do not trade in an active, open market with readily observable prices. The Company estimates the fair value of servicing assets and liabilities using discounted cash flow models, incorporating numerous assumptions from the perspective of a market participant, including market discount rates.
Off-balance-sheet instruments:   Loan commitments on which the committed interest rate is less than the current market rate are insignificant at December 31, 2025 and December 31, 2024.
Other Real Estate Owned ("OREO"): OREO is held at the lower of cost or fair value and is measured at fair value when recorded below cost. The fair value of OREO is calculated using independent appraisals or internal valuation methods, less estimated selling costs, and may consider available pricing guides, auction results, price opinions, and other factors that are not observable in an active market when determining fair value. Accordingly, OREO are classified within Level 3 of the fair value hierarchy. At December 31, 2025, there was no OREO. At December 31, 2024, the fair value of OREO was $8.3 million.
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
Valuation techniques based on unobservable inputs are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that may appropriately reflect market and credit risks. Changes in these judgments often have a material impact on the fair value estimates. In addition, since these estimates are as of a specific point in time they, are susceptible to material near-term changes.

Financial Instruments Measured at Fair Value on a Recurring Basis
The following table details the financial instruments carried at fair value on a recurring basis at December 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the years ended December 31, 2025 and December 31, 2024.

	Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2025
Marketable equity securities	$2,248	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	74,668	75,256	—
Corporate bonds	—	10,485	—
Derivative assets	—	4,970	—
Derivative liabilities	—	3,201	—

December 31, 2024
Marketable equity securities	$2,118	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	63,557	28,025	—
Corporate bonds	—	15,846	—
Derivative assets	—	7,472	—
Derivative liabilities	—	4,472	—
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

The following table details the financial instruments measured at fair value on a nonrecurring basis at December 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2025
Individually evaluated loans	$—	$—	$78,933
Servicing assets, net	—	—	1,035
December 31, 2024
Individually evaluated loans	$—	$—	$113,901
Servicing assets, net	—	—	558
The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at December 31, 2025 and December 31, 2024:

	Fair Value	Valuation Methodology	Unobservable Input	Range
	(Dollars in thousands)
December 31, 2025
Individually evaluated loans	$37,036	Appraisals	Discount to appraised value	5.00 - 8.00%
	38,820	Appraisals, cash surrender value life insurance, securities, cash held as collateral	Discounts to appraised value and securities value	0.00 - 8.00%
	3,077	Discounted cash flows	Discount rate	3.38–10.00%
	$78,933

Servicing assets, net	$1,035	Discounted cash flows	Discount rate	10.00%
			Prepayment rate	3.00 - 18.00%

December 31, 2024
Individually evaluated loans	$45,203	Appraisals	Discount to appraised value	8.00%
	58,363	Appraisals, cash surrender value life insurance, securities, cash held as collateral	Discounts to appraised value and securities value	0.00 - 8.00%
	10,335	Discounted cash flows	Discount rate	3.38–10.25%
	$113,901

Servicing assets, net	$558	Discounted cash flows	Discount rate	10.00%
			Prepayment rate	3.00-18.00%

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

21.    Regulatory Matters
The FRB, the FDIC and the other federal and state bank regulatory agencies establish regulatory capital guidelines for U.S. banking organizations.
Under the current guidelines, banking organizations must have a minimum total risk-based capital ratio of 8.0%, a minimum Tier 1 risk-based capital ratio of 6.0%, a minimum common equity Tier 1 risk-based capital ratio of 4.5%, and a minimum Tier 1 capital to average assets ratio of 4.0% in order to be "adequately capitalized." In addition to these requirements, banking organizations must maintain a capital conservation buffer consisting of common Tier 1 equity in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk-weighted assets, resulting in a requirement for the Company and the Bank to effectively maintain common equity Tier 1, Tier 1 and total capital ratios of 7.0%, 8.5% and 10.5%, respectively. The Company and the Bank must maintain the capital conservation buffer to avoid restrictions on the ability to pay dividends, pay discretionary bonuses, or to engage in share repurchases.
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
As of December 31, 2025, the Bank and Company met all capital adequacy requirements to which they are subject. There are no conditions or events since then that management believes have changed this conclusion.

The capital amounts and ratios for the Bank and the Company at December 31, 2025 were as follows:

	Actual Capital		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bankwell Bank
December 31, 2025
Common Equity Tier 1 Capital to Risk-Weighted Assets	$344,979	11.87%	$203,425	7.00%	$188,895	6.50%
Tier I Capital to Risk-Weighted Assets	344,979	11.87%	247,017	8.50%	232,486	8.00%
Total Capital to Risk-Weighted Assets	376,171	12.94%	305,138	10.50%	290,608	10.00%
Tier I Capital to Average Assets	344,979	10.56%	130,725	4.00%	163,406	5.00%
	Actual Capital		Minimum Regulatory Capital Required for Capital Adequacy		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Financial Group, Inc.
December 31, 2025
Common Equity Tier 1 Capital to Risk-Weighted Assets	$298,121	10.23%	$131,112	4.50%	$189,385	6.50%
Tier I Capital to Risk-Weighted Assets	298,121	10.23%	174,816	6.00%	233,089	8.00%
Total Capital to Risk-Weighted Assets	399,010	13.69%	233,089	8.00%	291,361	10.00%
Tier I Capital to Average Assets	298,121	9.11%	130,961	4.00%	163,701	5.00%

The capital amounts and ratios for the Bank and Company at December 31, 2024 were as follows:

	Actual Capital		Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bankwell Bank
December 31, 2024
Common Equity Tier 1 Capital to Risk-Weighted Assets	$325,296	11.64%	$195,690	7.00%	$181,712	6.50%
Tier I Capital to Risk-Weighted Assets	325,296	11.64%	237,623	8.50%	223,645	8.00%
Total Capital to Risk-Weighted Assets	355,058	12.70%	293,535	10.50%	279,557	10.00%
Tier I Capital to Average Assets	325,296	10.09%	128,998	4.00%	161,248	5.00%

	Actual Capital		Minimum Regulatory Capital Required for Capital Adequacy		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
Bankwell Financial Group, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Common Equity Tier 1 Capital to Risk-Weighted Assets	$268,733	9.60%	$126,030	4.50%	$182,043	6.50%
Tier I Capital to Risk-Weighted Assets	268,733	9.60%	168,040	6.00%	224,053	8.00%
Total Capital to Risk-Weighted Assets	367,946	13.14%	224,053	8.00%	280,066	10.00%
Tier I Capital to Average Assets	268,733	8.34%	128,943	4.00%	161,179	5.00%

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
Reserve Requirements on Cash
The Bank was not required to maintain a minimum reserve balance in the FRBNY at December 31, 2025 or December 31, 2024 as the FRBNY has waived this requirement.

22.    Related Party Transactions
In the normal course of business, the Company may grant loans to executive officers, directors and members of their immediate families, as defined, and to entities in which these individuals have more than a 10% equity ownership. Such loans are transacted at terms including interest rates, similar to those available to unrelated clients.
There were no related party loans outstanding during the years ending December 31, 2025 and December 31, 2024.
Related party deposits aggregated to approximately $56.8 million and $53.3 million at December 31, 2025 and December 31, 2024, respectively.
During the year ended December 31, 2025, the Company had no payments to related parties for services provided to the Company.

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
Condensed financial statements of the Parent Corporation only are as follows:

Condensed Statements of Financial Condition

	At December 31,
	2025	2024
	(In Thousands)
ASSETS
Cash and due from banks	$21,718	$11,818
Investment in subsidiary	348,347	327,083
Deferred income taxes, net	528	581
Other assets	6,296	4,513
Total assets	$376,889	$343,995
LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debentures	$69,697	$69,451
Accrued expenses and other liabilities	5,703	4,024
Shareholders’ equity	301,489	270,520
Total liabilities and shareholders’ equity	$376,889	$343,995

Condensed Statements of Income

	Year Ended December 31,
	2025	2024
	(In Thousands)
Interest income	$27	$29
Dividend income from subsidiary	—	—
Total income	27	29
Expenses	6,065	7,447
Income before equity in undistributed earnings of subsidiaries	(6,038)	(7,418)
Equity in undistributed earnings of subsidiaries	41,236	17,188
Net Income	$35,198	$9,770
Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2025	2024
	(In Thousands)
Cash flows from operating activities
Net income	$35,198	$9,770
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings	(41,236)	(17,188)
(Increase) decrease in other assets	(1,783)	(1,435)
Increase in deferred income taxes, net	53	(59)
Increase (decrease) in other liabilities	1,677	276
Stock-based compensation	2,346	2,998
Amortization of debt issuance costs	246	246
Net cash used in operating activities	(3,499)	(5,392)
Cash flows from investing activities
Net cash provided by investing activities	—	—
Cash flows from financing activities
Dividends paid on common stock	(6,267)	(6,283)
Repurchase of common stock	(1,334)	(2,137)
Capital contribution from Bank	21,000	13,500
Net cash provided by financing activities	13,399	5,080
Net increase (decrease) in cash and cash equivalents	9,900	(312)
Cash and cash equivalents:
Beginning of year	11,818	12,130
End of year	$21,718	$11,818
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	3,238	3,238
Income taxes	—	—

24. Subsequent Events

The Parent Corporation's Board of Directors declared a $0.20 per share cash dividend, payable February 20, 2026 to shareholders of record on February 10, 2026.
On February 20, 2026, the Company opened its Brooklyn branch located in Bay Ridge.

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
Internal Control over Financial Reporting
Bankwell’s management has issued a report on its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. As of December 31, 2025, senior management concluded that Bankwell maintained effective internal control over financial reporting.
There were no changes made in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The report of the Company's management follows.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on management’s assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
The Company's independent registered public accounting firm, RSM US LLP, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2025, as stated in their audit report appearing below.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Bankwell Financial Group, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Bankwell Financial Group, Inc.'s (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), shareholders' equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements and our report dated March 4, 2026 expressed an unqualified opinion.

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
March 4, 2026

Item 9B.    Other Information
Officer and Director Trading Arrangements

The Company maintains a Directors’ Deferred Compensation Plan (the “DCP”), pursuant to which all (but not less than all) retainer fees and any meeting fees (or other cash compensation) payable to a participating director for service on the Board of Directors is deferred. An election to participate in the DCP is effective for calendar year following the election and each subsequent calendar year until the director revokes the election, which revocation will be effective for the following calendar year. Amounts deferred under the DCP are credited to a book account and deemed invested in the Company’s common stock. The DCP is indirectly funded by the Company through a so-called “Rabbi Trust,” which is administered by an independent third party trustee. The Company deposits deferred amounts into the Rabbi Trust, which funds are invested in our common stock through open market purchases by the trustee, which purchases are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934. A director’s deferred compensation is paid in our common stock following retirement, except under certain specified circumstances that permit earlier payment, including a severe financial hardship resulting from illness or accident, loss of property or other similar extraordinary and unforeseeable circumstances. In 2025, directors Eric J. Dale, Jeffrey R. Dunne, Carl M. Porto, and Lawrence B. Seidman participated in the DCP.
Item 9C.    Disclosure Regarding Foreign Jurisdictions That Prevent Inspection

Not Applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2026 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission (the "Commission") no later than April 30, 2026.

Item 11.    Executive Compensation
The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2026 Annual Meeting of Shareholders, to be filed with the Commission no later than April 30, 2026.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2026 Annual Meeting of Shareholders, to be filed with the Commission no later than April 30, 2026.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2026 Annual Meeting of Shareholders, to be filed with the Commission no later than April 30, 2026.

Item 14.    Principal Accountant Fees and Services
The Company responds to this item by incorporating herein by reference the material responsive to such item in the Company’s definitive proxy statement for its 2026 Annual Meeting of Shareholders, to be filed with the Commission no later than April 30, 2026.

PART IV
Item 15.    Exhibits, Financial Statement Schedules

(A)(1) FINANCIAL STATEMENTS
The following consolidated financial statements of the Company are included in Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - As of December 31, 2025 and 2024
Consolidated Statements of Income - For the years ended December 31, 2025 and 2024
Consolidated Statements of Comprehensive Income (Loss) - For the years ended December 31, 2025 and 2024
Consolidated Statements of Shareholders' Equity - For the years ended December 31, 2025 and 2024
Consolidated Statements of Cash Flows - For the years ended December 31, 2025 and 2024
Notes to Consolidated Financial Statements
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
Exhibit 10.9
First Amendment to Agreement dated as of July 30, 2022, amending Agreement dated as of February 5, 2020 by and among Bankwell Financial Group, Inc. and Lawrence B. Seidman. (7) As further amended by Amendment to February 5, 2020 Agreement dated as of December 19, 2024(12)

Exhibit 10.10†	Employment Agreement of Matthew McNeill (6)
Exhibit 10.11†	2018 Bankwell Financial Group, Inc. Long-Term Incentive Plan (6)
Exhibit 10.12†	2022 Bankwell Financial Group, Inc. Stock Plan (7)
Exhibit 10.13†	Employment Agreement of Courtney E. Sacchetti (8)
Exhibit 10.14	Employment Agreement of Ryan J. Hildebrand
Exhibit 10.15	First Amendment to Employment Agreement of Ryan J. Hildebrand
Exhibit 19	Insider Trading Policy(13)
Exhibit 21.1	Subsidiaries of the Registrant (1)
Exhibit 23.1	Consent of RSM US LLP
Exhibit 31.1	Certification of Christopher R. Gruseke Pursuant to Rule 13a-14(a)
Exhibit 31.2	Certification of Courtney Sacchetti pursuant to Rule 13a-14(a)
Exhibit 32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 97	Clawback Policy(10)
101
The following materials from Bankwell Financial Group, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2025, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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
(13) Filed as an Exhibit to Registrant's December 31, 2024 Form 10-K.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKWELL FINANCIAL GROUP, INC.
By:	/s/ Christopher R. Gruseke
Christopher R. Gruseke Chief Executive Officer
Dated: March 4, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature & Title	Date
/s/ Christopher R. Gruseke	March 4, 2026
Christopher R. Gruseke Chief Executive Officer and a Director (principal executive officer)
/s/ Courtney E. Sacchetti	March 4, 2026
Courtney E. Sacchetti Executive Vice President & Chief Financial Officer (principal financial officer)
/s/ Angelo G. Fusaro	March 4, 2026
Angelo G. Fusaro Senior Vice President & Principal Accounting Officer
/s/ Eric J. Dale	March 4, 2026
Eric J. Dale Director
/s/ Darryl Demos	March 4, 2026
Darryl Demos Director
/s/ Blake S. Drexler	March 4, 2026
Blake S. Drexler Director
/s/ Jeffrey R. Dunne	March 4, 2026
Jeffrey R. Dunne Director
/s/ Anahaita N. Kotval	March 4, 2026
Anahaita N. Kotval Director
/s/ Todd Lampert	March 4, 2026
Todd Lampert Director
/s/ Kevin D. Leitão	March 4, 2026
Kevin D. Leitão Director
/s/ Carl M. Porto	March 4, 2026
Carl M. Porto Director
/s/ Lawrence B. Seidman	March 4, 2026
Lawrence B. Seidman Director