Form 10-Q
period 2026-03-31
Bankwell Financial Group, Inc.
filed 2026-05-06
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

or

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

As of April 29, 2026, there were 7,973,180 shares of the registrant’s common stock outstanding.

Bankwell Financial Group, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
Bankwell Financial Group, Inc.
Consolidated Balance Sheets - (unaudited)
(In thousands, except share data)

	March 31, 2026	December 31, 2025
ASSETS
Cash and due from banks	$208,904	$214,567
Federal funds sold	8,997	10,354
Cash and cash equivalents	217,901	224,921

Investment securities
Marketable equity securities, at fair value	2,254	2,248
Available for sale investment securities, at fair value	155,934	160,409
Held to maturity investment securities, at amortized cost (fair values of $30,223 and $31,045 at March 31, 2026 and December 31, 2025, respectively)	29,386	29,465
Total investment securities	187,574	192,122

Loans receivable (net of ACL-Loans of $29,580 at March 31, 2026 and $30,705 at December 31, 2025, respectively)	2,832,678	2,804,441
Accrued interest receivable	16,029	16,143
Federal Home Loan Bank stock, at cost	4,207	6,207
Premises and equipment, net	20,947	21,582
Bank-owned life insurance	54,566	54,207
Goodwill	2,589	2,589
Deferred income taxes, net	11,436	11,356
Other assets	25,932	26,291
Total assets	$3,373,859	$3,359,859
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$428,384	$403,652
Interest bearing deposits	2,456,865	2,425,829
Total deposits	2,885,249	2,829,481

Advances from the Federal Home Loan Bank	60,000	110,000
Subordinated debentures (face value of $70,000 and $70,000 at March 31, 2026 and December 31, 2025, respectively, less unamortized debt issuance costs of $241 and $303 at March 31, 2026 and December 31, 2025, respectively)	69,759	69,697
Accrued expenses and other liabilities	46,985	49,192
Total liabilities	3,061,993	3,058,370
Commitments and contingencies
Shareholders' equity
Common stock, no par value; 10,000,000 shares authorized, 7,973,180 and 7,899,943 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	121,060	120,118
Retained earnings	191,281	181,587
Accumulated other comprehensive loss	(475)	(216)
Total shareholders' equity	311,866	301,489

Total liabilities and shareholders' equity	$3,373,859	$3,359,859

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Income – (unaudited)
(In thousands, except share data)

	Three Months Ended March 31,
	2026	2025
Interest and dividend income
Interest and fees on loans	$46,787	$43,475
Interest and dividends on securities	1,784	1,445
Interest on cash and cash equivalents	1,965	3,557
Total interest and dividend income	50,536	48,477

Interest expense
Interest expense on deposits	21,930	24,772
Interest expense on borrowings	1,720	1,639
Total interest expense	23,650	26,411

Net interest income	26,886	22,066

(Credit) provision for credit losses	(1,029)	463

Net interest income after (credit) provision for credit losses	27,915	21,603

Noninterest income
Bank-owned life insurance	358	344
Service charges and fees	780	602
Gains and fees from sales of loans	2,425	442
Other	(220)	117
Total noninterest income	3,343	1,505

Noninterest expense
Salaries and employee benefits	9,830	7,052
Occupancy and equipment	2,705	2,575
Professional services	1,393	1,529
Data processing	716	885
Director fees	363	348
FDIC insurance	543	779
Marketing	126	142
Other	1,213	831
Total noninterest expense	16,889	14,141
Income before income tax expense	14,369	8,967
Income tax expense	3,094	2,079
Net income	$11,275	$6,888

Earnings Per Common Share:
Basic	$1.42	$0.88
Diluted	$1.41	$0.87

Weighted Average Common Shares Outstanding:
Basic	7,724,253	7,670,224
Diluted	7,800,935	7,740,521
Dividends per common share	$0.20	$0.20

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Comprehensive Income (Loss) – (unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$11,275	$6,888
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains on available for sale securities	(393)	1,197
Reclassification adjustment for gains realized in net income	—	—
Net change in unrealized (losses) gains	(393)	1,197
Income tax benefit (expense)	93	(283)
Unrealized (losses) gains on securities, net of tax	(300)	914
Unrealized gains (losses) on interest rate swaps:
Unrealized gains (losses) on interest rate swaps	54	(1,134)
Income tax (expense) benefit	(13)	268
Unrealized gains (losses) on interest rate swaps, net of tax	41	(866)
Total other comprehensive (loss) income, net of tax	(259)	48
Comprehensive income	$11,016	$6,936

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders' Equity - (unaudited)
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2025	7,899,943	$120,118	$181,587	$(216)	$301,489
Net income	—	—	11,275	—	11,275
Other comprehensive (loss), net of tax	—	—	—	(259)	(259)
Cash dividends declared ($0.20 per share)	—	—	(1,581)	—	(1,581)
Stock-based compensation expense	—	1,092	—	—	1,092
Forfeitures of restricted stock	(291)	—	—	—	—
Issuance of restricted stock	76,845	—	—	—	—
Repurchase of common stock	(3,317)	(150)	—	—	(150)
Balance at March 31, 2026	7,973,180	$121,060	$191,281	$(475)	$311,866

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2024	7,859,873	$119,108	$152,656	$(1,244)	$270,520
Net income	—	—	6,888	—	6,888
Other comprehensive income, net of tax	—	—	—	48	48
Cash dividends declared ($0.20 per share)	—	—	(1,573)	—	(1,573)
Stock-based compensation expense	—	243	—	—	243
Forfeitures of restricted stock	(14,710)	—	—	—	—
Issuance of restricted stock	72,774	—	—	—	—
Repurchase of common stock	(29,924)	(912)	—	—	(912)
Balance at March 31, 2025	7,888,013	$118,439	$157,971	$(1,196)	$275,214

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows – (unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$11,275	$6,888
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on investment securities	54	30
(Credit) provision for credit losses	(1,029)	463
Credit for deferred income taxes	—	176
Change in fair value of marketable equity securities	25	(31)
Depreciation and amortization	1,105	974
Amortization of debt issuance costs	62	62
Increase in cash surrender value of bank-owned life insurance	(358)	(344)
Gains and fees from sales of loans	(2,425)	(442)
Stock-based compensation	1,092	243
Changes in other real estate owned, net	—	103
Net change in:
Deferred loan fees	(566)	1
Accrued interest receivable	114	(874)
Other assets	441	(1,685)
Accrued expenses and other liabilities	(2,066)	(1,639)
Net cash provided by operating activities	7,724	3,925

Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	1,025	1,259
Proceeds from principal repayments on held to maturity securities	83	61
Net proceeds from maturities of available for sale securities	3,000	10,000
Net proceeds from sales of held to maturity securities	—	28
Purchases of marketable equity securities	(32)	(16)
Net (increase) decrease in loans	(45,848)	57,468
Proceeds from sales of loans not originated for sale	21,461	4,119
Purchases of premises and equipment, net	(470)	(97)
Reduction of Federal Home Loan Bank stock	2,000	2,072
Proceeds from the sale of other real estate owned	—	8,195
Net cash (used in) provided by investing activities	(18,781)	83,089

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows - (unaudited) (Continued)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from financing activities
Net change in time certificates of deposit	$(73,092)	$(75,326)
Net change in other deposits	128,860	38,201
Payments on FHLB advances	(95,000)	(50,000)
Proceeds on FHLB advances	45,000	—
Dividends paid on common stock	(1,581)	(1,573)
Repurchase of common stock	(150)	(912)
Net cash (used in) financing activities	4,037	(89,610)
Net decrease in cash and cash equivalents	(7,020)	(2,596)
Cash and cash equivalents:
Beginning of year	224,921	307,524
End of period	$217,901	$304,928
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$23,650	$26,411
Income taxes:
Federal	—	—
State:
New York City	26	98
New York State	103	397
Pennsylvania	150	—
Florida	—	—
New Jersey	—	—
Other	25	20
Noncash investing and financing activities:
Net change in unrealized gains or losses on available for sale securities	(393)	1,197
Net change in unrealized gains or losses on interest rate swaps	54	(1,134)
Transfer of loans from held-for-investment to held-for-sale	19,035	3,677

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

The Bank is a Connecticut state chartered commercial bank, founded in 2002, whose deposits are insured under the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank provides a wide range of services to clients in our market, an area encompassing approximately a 100 mile radius around our branch network. In addition, the Bank pursues certain types of commercial lending opportunities outside our market, particularly where we have strong business relationships. The Bank operates full-service branches in New Canaan, Stamford, Fairfield, Westport, Darien, Norwalk, and Hamden, Connecticut. The Bank also operates a full-service branch in Brooklyn, New York. The Bank operates in a limited service Domestic Representative Office in New Canaan, Connecticut and in Garden City, New York.

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

Basis of Consolidated Financial Statement Presentation

The unaudited consolidated financial statements presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and note disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying unaudited interim consolidated financial statements have been included. Interim results are not necessarily reflective of the results that may be expected for the year ending December 31, 2026. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included on Form 10-K for the year ended December 31, 2025.

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

ACL-Securities

The Company individually evaluates the available for sale debt securities and held to maturity securities for impairment credit losses. Available for sale securities include U.S. Treasuries, mortgage-backed securities, and corporate bonds. U.S. Treasuries and mortgaged-backed securities are guaranteed by the U.S. Government and as a result, management has a zero loss expectation. No ACL-Securities was recorded for these securities as of March 31, 2026. For the corporate bond portfolio, the Company developed a metric that includes each issuer’s current credit ratings and key financial performance metrics to assess the underlying performance of each issuer. The analysis of the issuers’ performance and the intent of the Company to retain these securities support the determination that there is no expected credit loss, and therefore, no ACL-Securities were recognized on the corporate bond portfolio as of March 31, 2026. Of our held to maturity securities portfolio, four securities fair value was less than their amortized cost as of March 31, 2026. Since these are a highly rated state agency and municipal obligations, the Company's expectation of nonpayment of the amortized cost basis is zero. No allowance for ALC-Securities was recorded for these securities as of March 31, 2026.

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

Reclassification

Certain prior period amounts may be reclassified to conform to the 2026 financial statement presentation. These reclassifications only change the reporting categories and do not affect the consolidated results of operations or consolidated financial position of the Company.

Recent Accounting Pronouncements

The following section includes changes in accounting principles and potential effects of new accounting guidance and pronouncements.

Recently issued accounting pronouncements not yet adopted
ASU No. 2024-03—Income Statement: "Reporting Comprehensive Income - Expense Disaggregation Disclosures": The amendments in this update are to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions. The amendments in this update are effective for annual periods beginning after December 15, 2026. ASU No. 2025-01—Income Statement: "Reporting Comprehensive Income - Expense Disaggregation Disclosures": Following the issuance of Update 2024-03, this amendment clarifies the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026. The Company believes this ASU will not have a material impact on existing disclosures and will continue to monitor for SEC action, and plan accordingly for adoption.
ASU No. 2025-09—Derivatives and Hedging: "Hedge Accounting Improvements": The amendments in this update are to better align accounting with risk management and address reference rate reform challenges. The update introduces changes across five areas, including broadening similar risk assessment for cash flow hedges, introducing a model for Choose-Your-Rate debt, and replacing the contractually specified component model for nonfinancial forecasted transactions. The amendment is effective for public business entities for annual reporting periods beginning after December 15, 2026. The Company believes this ASU will not have a material impact on existing disclosures and will continue to monitor for SEC action, and plan accordingly for adoption.

2. Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at March 31, 2026 were as follows:

	March 31, 2026
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Less than one year	$40,047	$18	$(386)	$39,679
Due from one through five years	92,809	6	(949)	91,866
Due from five through ten years	16,061	—	(805)	15,256
Due after ten years	1,732	—	(113)	1,619
Total U.S. Government and agency obligations	150,649	24	(2,253)	148,420
Corporate bonds
Due from one through five years	1,000	—	(8)	992
Due from five through ten years	7,000	—	(478)	6,522
Total corporate bonds	8,000	—	(486)	7,514

Total available for sale securities	$158,649	$24	$(2,739)	$155,934

Held to maturity securities:
State agency and municipal obligations
Due from five through ten years	7,114	62	(242)	6,934
Due after ten years	22,272	1,208	(191)	23,289
Total held to maturity securities	$29,386	$1,270	$(433)	$30,223

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at December 31, 2025 were as follows:

	December 31, 2025
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Less than one year	$35,088	$43	$(421)	$34,710
Due from one through five years	97,864	127	(698)	97,293
Due from five through ten years	17,024	—	(756)	16,268
Due after ten years	1,754	—	(101)	1,653
Total U.S. Government and agency obligations	151,730	170	(1,976)	149,924
Corporate bonds
Due from one through five years	4,000	2	(22)	3,980
Due from five through ten years	7,000	—	(495)	6,505
Due after ten years	—	—	—	—
Total corporate bonds	11,000	2	(517)	10,485

Total available for sale securities	$162,730	$172	$(2,493)	$160,409

Held to maturity securities:
State agency and municipal obligations
Less than one year	$—	$—	$—	$—
Due from one through five years	2,764	130	—	2,894
Due after ten years	26,701	1,650	(200)	28,151
Total held to maturity securities	$29,465	$1,780	$(200)	$31,045

There were no sales of investment securities during the three months ended March 31, 2026. There was one sale of investment securities during the three months ended March 31, 2025.

At March 31, 2026 and December 31, 2025, $150.4 million and $151.4 million of the Company's securities, respectively, were pledged as collateral with the Federal Home Loan Bank ("FHLB").

As of March 31, 2026 and December 31, 2025, the actual durations of the Company's available for sale securities were significantly shorter than the stated maturities.

As of March 31, 2026, the Company held marketable equity securities with a fair value of $2.3 million and an amortized cost of $2.4 million. At December 31, 2025, the Company held marketable equity securities with a fair value of $2.2 million and an amortized cost of $2.3 million. These securities represent an investment in mutual funds that have an objective to make investments for Community Reinvestment Act ("CRA") purposes.

The following tables provide information regarding available for sale securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2026 and December 31, 2025:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)

March 31, 2026
U.S. Government and agency obligations	$75,077	$(698)	0.92%	$53,314	$(1,556)	2.84%	$128,391	$(2,254)	3.76%
Corporate bonds	—	—	—	7,515	(485)	6.07	7,515	(485)	6.07
Total Available for sale investment securities	$75,077	$(698)	0.92%	$60,829	$(2,041)	3.25%	$135,906	$(2,739)	1.98%

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)

December 31, 2025
U.S. Government and agency obligations	$50,496	$(346)	0.68%	$54,320	$(1,630)	2.91%	$104,816	$(1,976)	1.85%
Corporate bonds	—	—	—	7,483	(517)	6.47	7,483	(517)	6.47
Total Available for sale investment securities	$50,496	$(346)	0.68%	$61,803	$(2,147)	3.36%	$112,299	$(2,493)	2.17%

There were twenty-six and twenty-five available for sale securities as of March 31, 2026 and December 31, 2025, respectively, in which the fair value of the security was less than the amortized cost of the security.

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

The Company has the intent and ability to retain its investment securities in an unrealized loss position at March 31, 2026 until the decline in value has recovered or the security has matured.

3. Loans Receivable and ACL-Loans

The following table sets forth a summary of the loan portfolio at March 31, 2026 and December 31, 2025:

(In thousands)	March 31, 2026	December 31, 2025
Real estate loans:
Residential	$30,128	$33,139
Commercial	1,896,565	1,930,979
Construction	155,826	153,778
	2,082,519	2,117,896

Commercial business	723,272	645,321

Consumer	60,827	76,855
Total loans	2,866,618	2,840,072

ACL-Loans	(29,580)	(30,705)
Deferred loan origination fees, net	(4,360)	(4,926)
Loans receivable, net	$2,832,678	$2,804,441

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

ACL-Loans

The following tables set forth the activity in the Company’s ACL-Loans for the three months ended March 31, 2026 and 2025, by portfolio segment:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended March 31, 2026
Beginning balance	$55	$20,255	$2,251	$6,635	$1,509	$30,705
Charge-offs	—	—	—	(148)	(73)	(221)
Recoveries	—	5	—	15	33	53
Provision (credit) for credit losses	(7)	(1,672)	(339)	1,204	(143)	(957)
Ending balance	$48	$18,588	$1,912	$7,706	$1,326	$29,580

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended March 31, 2025
Beginning Balance	$94	$21,838	$2,059	$4,070	$946	$29,007
Charge-offs	—	(67)	—	—	(33)	(100)
Recoveries	—	—	—	4	36	40
(Credit) provision for credit losses	(7)	(1,209)	157	1,170	427	538
Ending balance	$87	$20,562	$2,216	$5,244	$1,376	$29,485

We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purpose of the tables below. The following tables present loans by origination and risk designation on an amortized cost basis (which includes deferred fees and costs and accrued interest) as of March 31, 2026 and December 31, 2025 (dollars in thousands):

Term Loans
Amortized Cost Balances by Origination Year as of March 31, 2026
	2026	2025	2024	2023	2022	Prior	Total
Residential Real Estate Loans
Pass	$—	$—	$—	$—	$—	$27,265	$27,265
Special Mention	—	—	—	—	—	274	274
Substandard	—	—	—	—	—	2,734	2,734
Doubtful	—	—	—	—	—	—	—
Total Residential Real Estate Loans	$—	$—	$—	$—	$—	$30,273	$30,273
Residential Real Estate charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate Loans
Pass	$66,583	$353,665	$86,298	$97,865	$532,193	$652,190	$1,788,794
Special Mention	—	—	9,834	—	62,258	1,654	73,746
Substandard	—	—	21,432	—	3,575	15,112	40,119
Doubtful	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$66,583	$353,665	$117,564	$97,865	$598,026	$668,956	$1,902,659
Commercial Real Estate charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—

Construction Loans
Pass	$7,838	$37,569	$43,495	$42,054	$5,817	$—	$136,773
Special Mention	—	—	—	—	19,845	—	19,845
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Construction Loans	$7,838	$37,569	$43,495	$42,054	$25,662	$—	$156,618
Construction charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Business Loans
Pass	$83,747	$284,163	$95,500	$65,388	$127,138	$65,052	$720,988
Special Mention	—	14	1,008	—	4,009	—	5,031
Substandard	—	287	—	19	—	1,307	1,613
Doubtful	—	84	—	—	—	—	84
Total Commercial Business Loans	$83,747	$284,548	$96,508	$65,407	$131,147	$66,359	$727,716
Commercial Business charge-off
Current period charge-offs	$—	$29	$—	$—	$—	$119	$148

Consumer Loans
Pass	$492	$22,837	$19,114	$3,021	$15,201	$40	$60,705
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Consumer Loans	$492	$22,837	$19,114	$3,021	$15,201	$40	$60,705
Consumer charge-off
Current period charge-offs	$—	$21	$34	$—	$13	$5	$73

Total Loans
Pass	$158,660	$698,234	$244,407	$208,328	$680,349	$744,547	$2,734,525
Special Mention	—	14	10,842	—	86,112	1,928	98,896
Substandard	—	287	21,432	19	3,575	19,153	44,466
Doubtful	—	84	—	—	—	—	84
Total Loans	$158,660	$698,619	$276,681	$208,347	$770,036	$765,628	$2,877,971
Total charge-off
Current period charge-offs	$—	$50	$34	$—	$13	$124	$221

Term Loans
Amortized Cost Balances by Origination Year as of December 31, 2025
	2025	2024	2023	2022	2021	Prior	Total
Residential Real Estate Loans
Pass	$—	$—	$—	$—	$—	$30,252	$30,252
Special Mention	—	—	—	—	—	281	281
Substandard	—	—	—	—	—	2,766	2,766
Doubtful	—	—	—	—	—	—	—
Total Residential Real Estate Loans	$—	$—	$—	$—	$—	$33,299	$33,299
Residential Real Estate charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate Loans
Pass	$391,466	$97,473	$104,421	$573,183	$213,785	$458,047	$1,838,375
Special Mention	—	—	—	53,776	—	1,666	55,442
Substandard	—	21,358	—	7,059	8,521	6,934	43,872
Doubtful	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$391,466	$118,831	$104,421	$634,018	$222,306	$466,647	$1,937,689
Commercial Real Estate charge-off
Current period charge-offs	$—	$—	$—	$—	$67	$—	$67

Construction Loans
Pass	$37,221	$40,676	$51,218	$5,720	$—	$—	$134,835
Special Mention	—	—	—	19,744	—	—	19,744
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Construction Loans	$37,221	$40,676	$51,218	$25,464	$—	$—	$154,579
Construction charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Business Loans
Pass	$284,001	$91,887	$66,754	$130,596	$40,896	$25,904	$640,038
Special Mention	—	—	7	5,302	—	127	5,436
Substandard	294	—	30	316	1,299	3	1,942
Doubtful	—	—	—	—	—	—	—
Total Commercial Business Loans	$284,295	$91,887	$66,791	$136,214	$42,195	$26,034	$647,416
Commercial Business charge-off
Current period charge-offs	$29	$—	$—	$—	$—	$—	$29

Consumer Loans
Pass	$21,332	$21,782	$3,022	$28,844	$—	$38	$75,018
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Consumer Loans	$21,332	$21,782	$3,022	$28,844	$—	$38	$75,018
Consumer charge-off
Current period charge-offs	$74	$—	$—	$—	$—	$10	$84

Total Loans
Pass	$734,020	$251,818	$225,415	$738,343	$254,681	$514,241	$2,718,518
Special Mention	—	—	7	78,822	—	2,074	80,903
Substandard	294	21,358	30	7,375	9,820	9,703	48,580
Doubtful	—	—	—	—	—	—	—
Total Loans	$734,314	$273,176	$225,452	$824,540	$264,501	$526,018	$2,848,001
Total charge-off
Current period charge-offs	$103	$—	$—	$—	$67	$10	$180

Loans evaluated for impairment and the related ACL-Loans as of March 31, 2026 and December 31, 2025 were as follows:

	Portfolio	ACL-Loans
	(In thousands)
March 31, 2026
Loans individually evaluated for impairment:
Residential real estate	$2,719	$—
Commercial real estate	40,095	—
Construction	—	—
Commercial business	1,665	—
Consumer	25,662	—
Subtotal	70,141	—
Loans collectively evaluated for impairment:
Residential real estate	27,409	48
Commercial real estate	1,856,470	18,588
Construction	155,826	1,912
Commercial business	721,607	7,706
Consumer	35,165	1,326
Subtotal	2,796,477	29,580

Total	$2,866,618	$29,580

	Portfolio	ACL-Loans
	(In thousands)
December 31, 2025
Loans individually evaluated for impairment:
Residential real estate	$2,751	$—
Commercial real estate	35,767	—
Construction	—	—
Commercial business	1,595	—
Consumer	38,820	—
Subtotal	78,933	—
Loans collectively evaluated for impairment:
Residential real estate	30,388	55
Commercial real estate	1,895,212	20,255
Construction	153,778	2,251
Commercial business	643,726	6,635
Consumer	38,035	1,509
Subtotal	2,761,139	30,705

Total	$2,840,072	$30,705

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

The following tables present credit risk ratings by loan segment as of March 31, 2026 and December 31, 2025:

	Commercial Credit Quality Indicators
	March 31, 2026				December 31, 2025
	Commercial Real Estate	Construction	Commercial Business	Total	Commercial Real Estate	Construction	Commercial Business	Total
	(In thousands)
Pass	$1,783,008	$136,101	$716,606	$2,635,715	$1,832,061	$134,141	$638,012	$2,604,214
Special Mention	73,462	19,725	5,001	98,188	55,114	19,637	5,400	80,151
Substandard	40,095	—	1,581	41,676	43,804	—	1,909	45,713
Doubtful	—	—	84	84	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans	$1,896,565	$155,826	$723,272	$2,775,663	$1,930,979	$153,778	$645,321	$2,730,078

	Residential and Consumer Credit Quality Indicators
	March 31, 2026			December 31, 2025
	Residential Real Estate	Consumer	Total	Residential Real Estate	Consumer	Total
	(In thousands)
Pass	$27,138	$60,827	$87,965	$30,110	$76,855	$106,965
Special Mention	271	—	271	278	—	278
Substandard	2,719	—	2,719	2,751	—	2,751
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total loans	$30,128	$60,827	$90,955	$33,139	$76,855	$109,994

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

The following tables set forth certain information with respect to the Company's loan portfolio delinquencies by portfolio segment as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$1,088	$—	$—	$1,088	$29,040	$30,128
Commercial real estate	5,767	—	8,651	14,418	1,882,147	1,896,565
Construction	—	—	—	—	155,826	155,826
Commercial business	987	—	1,362	2,349	720,923	723,272
Consumer	—	—	—	—	60,827	60,827
Total loans	$7,842	$—	$10,013	$17,855	$2,848,763	$2,866,618

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$557	$—	$—	$557	$32,582	$33,139
Commercial real estate	56	—	5,901	5,957	1,925,022	1,930,979
Construction	—	—	—	—	153,778	153,778
Commercial business	1,106	17	1,273	2,396	642,925	645,321
Consumer	5	—	—	5	76,850	76,855
Total loans	$1,724	$17	$7,174	$8,915	$2,831,157	$2,840,072

There were no loans delinquent greater than 90 days and still accruing interest as of March 31, 2026 or December 31, 2025.

Loans on nonaccrual status

The following is a summary of nonaccrual loans by portfolio segment as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(In thousands)
Residential real estate	$544	$557
Commercial real estate	17,112	14,445
Commercial business	1,380	1,302
Construction	—	—
Consumer	—	—
Total	$19,036	$16,304

Interest income on loans that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the three months ended March 31, 2026 and 2025 was $0.5 million and $0.6 million, respectively.

At March 31, 2026 and December 31, 2025, there were no commitments to lend additional funds to any borrower on nonaccrual status. Nonaccrual loans with no specific reserve totaled $19.0 million and $16.3 million at March 31, 2026 and December 31, 2025, respectively, as these loans were deemed to be adequately collateralized.

Individually evaluated loans

An individually evaluated loan is generally one for which it is probable, based on current information, that the Company will not collect all the amounts due in accordance with the contractual terms of the loan. Individually evaluated loans are individually evaluated for credit losses.

Within the Consumer portfolio segment, the Company individually evaluated all insurance premium loans as well as cash-secured loans to individuals.

The following table summarizes individually evaluated loans by portfolio segment as of March 31, 2026 and December 31, 2025.

	Carrying Amount		Unpaid Principal Balance		Associated ACL-Loans
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
	(In thousands)
Individually evaluated loans without a valuation allowance:
Residential real estate	$2,719	$2,751	$3,076	$3,098	$—	$—
Commercial real estate	40,095	35,767	49,873	45,462	—	—
Construction	—	—	—	—	—	—
Commercial business	1,665	1,595	2,377	2,290	—	—
Consumer	25,662	38,820	25,662	38,820	—	—
Total individually evaluated loans without a valuation allowance	70,141	78,933	80,988	89,670	—	—

Individually evaluated loans with a valuation allowance:
Residential real estate	$—	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total individually evaluated loans with a valuation allowance	—	—	—	—	—	—
Total individually evaluated loans	$70,141	$78,933	$80,988	$89,670	$—	$—

The following table summarizes the average carrying amount of individually evaluated loans and interest income recognized on individually evaluated loans by portfolio segment for the three months ended March 31, 2026 and 2025:

	Average Carrying Amount		Interest Income Recognized
	Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
	(In thousands)
Individually evaluated loans without a valuation allowance:
Residential real estate	$2,729	$3,071	$42	$64
Commercial real estate	42,464	18,161	483	48
Commercial business	1,863	7,643	56	20
Construction	—	—	—	—
Consumer	34,270	54,249	290	569
Total individually evaluated loans without a valuation allowance	81,326	83,124	871	701
Individually evaluated loans with a valuation allowance:
Residential real estate	$—	$—	$—	$—
Commercial real estate	—	—	—	—
Commercial business	—	—	—	—
Construction	—	—	—	—
Consumer	—	—	—	—
Total individually evaluated loans with a valuation allowance	—	—	—	—
Total individually evaluated loans	$81,326	$83,124	$871	$701

Loan Modifications

A loan will be considered modified as defined by ASU 326 when both of the following conditions are met: 1) the borrower is experiencing financial difficulties and 2) the modification constitutes a direct change in contractual cash flows for a significant period of time. Modified terms are dependent upon the financial position and needs of the individual borrower.

There were no new loan modifications reportable under ASU 326 at March 31, 2026. There was one loan modification reportable under ASC 326 for $0.3 million at December 31, 2025. There were no nonaccrual modified loans at March 31, 2026 and December 31, 2025. There were no loans modified that re-defaulted at March 31, 2026 and December 31, 2025.

Allowance for credit losses (ACL)-Unfunded Commitments

The Company has recorded ACL-Unfunded Commitments in Accrued expenses and other liabilities. The provision is recorded within the Provision for credit losses on the Company’s Consolidated Statements of Income. The following table presents a roll forward of the ACL-Unfunded Commitments for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Balance at beginning of period	$488	$756
(Credit) for credit losses (unfunded commitments)	(72)	(75)
Balance at end of period	$416	$681

Components of Provision (Credit) for Credit Losses

The following table summarizes the Provision (credit) for credit losses for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
(Credit) provision for credit losses (loans)	$(957)	$538
(Credit) for credit losses (unfunded commitments)	(72)	(75)
(Credit) provision for credit losses	$(1,029)	$463

4. Shareholders' Equity

Common Stock

The Company has 10,000,000 shares authorized and 7,973,180 shares issued and outstanding at March 31, 2026 and 10,000,000 shares authorized and 7,899,943 shares issued and outstanding at December 31, 2025. The Company's stock is traded on the Nasdaq Global Market under the ticker symbol BWFG.

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

Issuer Purchases of Equity Securities

On October 28, 2024, the Company announced that on October 23, 2024, its Board of Directors authorized a share repurchase plan (the "Plan"). Under the terms of the Plan, the Company is authorized to buy back up to 250,000 shares of its outstanding common stock. The Plan replaced a repurchase plan adopted in December 2018 and amended in October 2021 pursuant to which the Company purchased 535,802 shares of its common stock.

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

During the three months ended March 31, 2026, the Company purchased 3,317 shares of its common stock at a weighted average price of $45.32 per share. During the year ended December 31, 2025, the Company purchased 44,550 shares of its common stock at a weighted average price of $29.93 per share.

5. Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives. The Company's derivative instruments are utilized to manage economic risks, including interest rate risk. Changes in fair value of the Company's cash flow swap derivatives are primarily driven by changes in interest rates and recognized in other comprehensive income. The Company’s total comprehensive income or loss for the three months ended March 31, 2026 and March 31, 2025 is reported in the Consolidated Statements of Comprehensive Income.

The following tables present the changes in accumulated other comprehensive (loss) income by component, net of tax for the three months ended March 31, 2026 and March 31, 2025:

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2025	$(1,774)	$1,558	$(216)
Other comprehensive income (loss) before reclassifications, net of tax	(300)	86	(214)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(45)	(45)
Net other comprehensive income (loss)	(300)	41	(259)
Balance at March 31, 2026	$(2,074)	$1,599	$(475)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2024	$(3,832)	$2,588	$(1,244)
Other comprehensive (loss) income before reclassifications, net of tax	914	(399)	515
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(467)	(467)
Net other comprehensive (loss) income	914	(866)	48
Balance at March 31, 2025	$(2,918)	$1,722	$(1,196)

The following table provides information for the items reclassified from accumulated other comprehensive income or loss:

Accumulated Other Comprehensive Income Components	Three Months Ended March 31,		Associated Line Item in the Consolidated Statements of Income
	2026	2025
	(In thousands)
Derivatives:
Unrealized gains (losses) on derivatives	$58	$612	Interest expense on borrowings
Tax (expense) benefit	(13)	(145)	Income tax expense
Net of tax	$45	$467

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

The following table is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	Three Months Ended March 31,
	2026	2025
	(In thousands, except per share data)
Net income	$11,275	$6,888
Dividends to participating securities(1)	(26)	(26)
Undistributed earnings allocated to participating securities(1)	(248)	(111)
Net income for earnings per share calculation	$11,001	$6,751

Weighted average shares outstanding, basic	7,724,253	7,670,224
Effect of dilutive equity-based awards(2)	76,682	70,297
Weighted average shares outstanding, diluted	7,800,935	7,740,521
Net earnings per common share:
Basic earnings per common share	$1.42	$0.88
Diluted earnings per common share	$1.41	$0.87
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

As of March 31, 2026, the Bank and Company met all capital adequacy requirements to which they are subject. There are no conditions or events since then that management believes have changed this conclusion.

The capital amounts and ratios for the Bank and the Company at March 31, 2026 and December 31, 2025 were as follows:

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
March 31, 2026
Common Equity Tier 1 Capital to Risk-Weighted Assets	$347,622	11.97%	$203,353	7.00%	$188,828	6.50%
Tier I Capital to Risk-Weighted Assets	347,622	11.97%	246,928	8.50%	232,403	8.00%
Total Capital to Risk-Weighted Assets	377,617	13.00%	305,029	10.50%	290,504	10.00%
Tier I Capital to Average Assets	347,622	10.32%	134,761	4.00%	168,451	5.00%
			Minimum Regulatory Capital Required for Capital Adequacy		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Financial Group, Inc.
March 31, 2026
Common Equity Tier 1 Capital to Risk-Weighted Assets	$308,447	10.59%	$131,086	4.50%	$189,346	6.50%
Tier I Capital to Risk-Weighted Assets	308,447	10.59%	174,781	6.00%	233,041	8.00%
Total Capital to Risk-Weighted Assets	408,201	14.01%	233,041	8.00%	291,302	10.00%
Tier I Capital to Average Assets	308,447	9.13%	135,101	4.00%	168,876	5.00%

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
December 31, 2025
Common Equity Tier 1 Capital to Risk-Weighted Assets	$344,979	11.87%	$203,425	7.00%	$188,895	6.50%
Tier I Capital to Risk-Weighted Assets	344,979	11.87%	247,017	8.50%	232,486	8.00%
Total Capital to Risk-Weighted Assets	376,171	12.94%	305,138	10.50%	290,608	10.00%
Tier I Capital to Average Assets	344,979	10.56%	130,725	4.00%	163,406	5.00%
			Minimum Regulatory Capital Required for Capital Adequacy		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Financial Group, Inc.
December 31, 2025
Common Equity Tier 1 Capital to Risk-Weighted Assets	$298,121	10.23%	$131,112	4.50%	$189,385	6.50%
Tier I Capital to Risk-Weighted Assets	298,121	10.23%	174,816	6.00%	233,089	8.00%
Total Capital to Risk-Weighted Assets	399,010	13.69%	233,089	8.00%	291,361	10.00%
Tier I Capital to Average Assets	298,121	9.11%	130,961	4.00%	163,701	5.00%

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

Reserve Requirements on Cash

The Bank was not required to maintain a minimum reserve balance in the Federal Reserve Bank (FRB) at March 31, 2026 or December 31, 2025.

8. Deposits

At March 31, 2026 and December 31, 2025, deposits consisted of the following:

	March 31, 2026	December 31, 2025
	(In thousands)
Noninterest bearing demand deposit accounts	$428,384	$403,652
Interest bearing accounts:
NOW	104,704	90,205
Money market	1,095,883	1,007,844
Savings	99,008	97,418
Time certificates of deposit	1,157,270	1,230,362
Total interest bearing accounts	2,456,865	2,425,829
Total deposits	$2,885,249	$2,829,481

Maturities of time certificates of deposit as of March 31, 2026 and December 31, 2025 are summarized below:

	March 31, 2026	December 31, 2025
	(In thousands)
2026	920,560	1,224,995
2027	235,440	4,271
2028	1,207	1,038
2029	37	33
After 2030	26	25
Total	$1,157,270	$1,230,362
The aggregate amount of individual certificate accounts, with balances of $250,000 or more, was approximately $232.8 million at March 31, 2026 and $245.0 million at December 31, 2025.
Brokered certificates of deposits totaled $460.6 million at March 31, 2026 and $505.0 million at December 31, 2025, respectively. Brokered money market accounts totaled $53.7 million at March 31, 2026 and $53.7 million at December 31, 2025, respectively. Certificate of deposits from national listing services were $32.9 million and $42.3 million as of March 31, 2026 and December 31, 2025, respectively. There were no one-way buy Certificate of Deposit Account Registry Service ("CDARS") or one-way buy Insured Cash Sweep Service ("ICS") at March 31, 2026 or December 31, 2025. Brokered deposits are comprised of Brokered CDs, brokered money market accounts, one-way buy CDARS, and one-way buy ICS.
The following table summarizes interest expense on deposits by account type for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
NOW	$49	$109
Money market	9,065	8,521
Savings	671	658
Time certificates of deposits	12,145	15,484
Total interest expense on deposits	$21,930	$24,772

9. Stock-Based Compensation

Equity award plans

The Company has unvested restricted stock outstanding under the 2022 Bankwell Financial Group, Inc. Stock Plan, or the “2022 Plan”. All equity awards made under the 2022 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. Although the 2022 Plan authorizes multiple forms of equity grants, to date, all equity awards under the 2022 Plan have been in the form of restricted stock. At March 31, 2026, there were 197,746 shares reserved for future issuance under the 2022 Plan.

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.

The following table presents the activity for restricted stock for the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
	Number of Shares		Weighted Average Grant Date Fair Value
Unvested at beginning of period	206,822	(1)	$31.74
Granted	76,845	(2)	50.38
Vested	(81,011)	(3)	49.89
Forfeited	(291)		47.88
Unvested at end of period	202,365
(1)    Includes 74,921 shares of performance based restricted stock.
(2)    Includes 14,618 shares of performance based restricted stock.
(3)    Includes 16,664 shares of performance based restricted stock.

The total fair value of restricted stock awards vested during the three months ended March 31, 2026 was $4.0 million.

The Company's restricted stock expense for the three months ended March 31, 2026 and March 31, 2025 was $1.1 million and $0.2 million, respectively. At March 31, 2026, there was $6.8 million of unrecognized stock compensation expense for restricted stock, expected to be recognized over a weighted average period of 1.6 years.

Performance Based Restricted Stock: The Company has 72,875 shares of performance based restricted stock outstanding as of March 31, 2026 pursuant to the Stock Plan. Awards granted prior to 2025 generally vest over a three year service period, provided certain performance metrics are met. In 2025, the Company transitioned to three-year cliff vesting for performance-based awards. The share quantity that ultimately vests can range between 0% and 200% (150% for awards granted after 2023), which is dependent on the degree to which the performance metrics are met. The Company records an expense over the vesting period based on (a) the probability that the performance metrics will be met and (b) the fair market value of the Company’s stock at the date of the grant.

10. Derivative Instruments

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, and duration of its funding along with the use of interest rate derivative financial instruments, namely interest rate swaps. The Company does not use derivatives for speculative purposes. As of March 31, 2026, the Company was a party to one cash flow swap, designated as a hedging instrument, to add stability to interest expense and to manage its exposure to the variability of the future cash flows attributable to the contractually specified interest rates. The notional amount for the swap is $25 million and the Company has entered into the pay-fixed cash flow swap to convert rolling 90-day Federal Home Loan Bank advances or brokered deposits. Cash flow swaps with a positive fair value are recorded as other assets and cash flow swaps with a negative fair value are recorded as other liabilities on the Consolidated Balance Sheets.

The Company entered into one pay-fixed portfolio layer method fair value swap, designated as a hedging instrument, with a total notional amount of $150 million. The Company designated the fair value swap under the portfolio layer method. Under this method, the hedged item is designated as a hedged layer of a closed portfolio of financial loans that is anticipated to remain outstanding for the designated hedged period. Adjustments will be made to record the swap at fair value on the Consolidated Balance Sheets, with changes in fair value recognized in interest income. The carrying value of the fair value swap on the Consolidated Balance Sheets will also be adjusted through interest income, based on changes in fair value attributable to changes in the hedged risk. The pay-fixed portfolio layer method fair value swap matured in the first quarter of 2026.

The following table represents the carrying value of the portfolio layer method hedged asset and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
	Carrying Value of Hedged Asset		Hedged Items
	(In thousands)
Fixed Rate Asset (1)	$—	$150,142	$—	$(108)

(1) These amounts include the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. As of December 31, 2025, the amortized cost basis of the closed portfolio used in this hedging relationship was $470.6 million, the cumulative basis adjustments associated with this hedging relationships was $0.2 million. As of December 31, 2025, the amount of the designated hedged item was $150.0 million.

As of March 31, 2026, the Company has interest rate swaps not designated as hedging instruments, to minimize interest rate risk exposure with loans to clients.

The Company accounts for all non-client related interest rate swaps as either effective cash flow or fair value swaps. No interest rate swap agreement contains any credit risk related contingent features. A hedging instrument is expected at inception to be highly effective at offsetting changes in the hedged transactions attributable to the changes in the hedged risk.

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

Information about derivative instruments at March 31, 2026 and December 31, 2025 is as follows:

	As of March 31, 2026
	Derivative Assets			Derivative Liabilities
	Original Notional Amount	Balance Sheet Location	Fair Value	Original Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	$25,000	Other assets	$1,982	$—	Accrued expenses and other liabilities	$—
Fair value swap	$—	Other assets	$—	$—	Accrued expenses and other liabilities	$—

Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$38,500	Other assets	$3,070	$38,500	Accrued expenses and other liabilities	$3,070

(1) Represents interest rate swaps with commercial banking clients, which are offset by derivatives with a third party.

Accrued interest receivables related to interest rate swaps as of March 31, 2026 totaled $0.1 million and is excluded from the fair value presented in the table above. The fair value of interest rate swaps in a net asset position, including accrued interest, totaled $2.1 million as of March 31, 2026.

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

Accrued interest receivables related to interest rate swaps as of December 31, 2025 totaled $0.1 million and is excluded from the fair value presented in the table above. The fair value of interest rate swaps in a net asset position, including accrued interest, totaled $1.9 million as of December 31, 2025.
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
Changes in the consolidated statements of comprehensive income (loss) related to interest rate derivatives designated as hedges of cash flows were as follows for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31,
(In thousands)	2026	2025
Interest rate swaps designated as cash flow hedges:
Unrealized (loss) gain recognized in accumulated other comprehensive income before reclassifications	$113	$(522)
Amounts reclassified from accumulated other comprehensive (loss) income	(59)	(612)
Income tax benefit (expense) on items recognized in accumulated other comprehensive income	(13)	268
Other comprehensive (loss) income	$41	$(866)

The above unrealized gains and losses are reflective of market interest rates as of the respective balance sheet dates. Generally, a lower interest rate environment will result in a negative impact to comprehensive income whereas a higher interest rate environment will result in a positive impact to comprehensive income.

The following table summarizes the effect of the fair value hedging relationship recognized in the consolidated statements of income for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31,
(In thousands)	2026	2025
Gain (loss) on fair value hedging relationship:
Hedged asset	$(142)	$142
Fair value derivative designated as hedging instrument	2	(98)
Total gain (loss) recognized in the consolidated statements of income within interest and fees on loans	$(140)	$44

The following tables summarize gross and net information about derivative instruments that are offset in the Consolidated Balance Sheets at March 31, 2026 and December 31, 2025:

	March 31, 2026
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets	$5,109	$—	$5,109	$—	$5,109	$—
(1) Includes accrued interest receivable totaling $57 thousand.

	March 31, 2026
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivative liabilities	$3,106	$—	$3,106	$—	$—	$3,106
(1) Includes net accrued interest payable totaling $36 thousand.

	December 31, 2025
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets	$5,034	$—	$5,034	$202	$4,832	$—
(1) Includes accrued interest receivable totaling $64 thousand.

	December 31, 2025
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivative liabilities	$3,285	$—	$3,285	$202	$—	$3,083
(1) Includes net interest payable totaling $84 thousand.

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

The carrying values, fair values and placement in the fair value hierarchy of the Company's financial instruments at March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$208,904	$208,904	$208,904	$—	$—
Federal funds sold	8,997	8,997	8,997	—	—
Marketable equity securities	2,254	2,254	2,254	—	—
Available for sale securities	155,934	155,934	74,493	81,441	—
Held to maturity securities	29,386	30,223	—	—	30,223
Loans receivable, net	2,832,678	2,835,828	—	—	2,835,828
Accrued interest receivable	16,029	16,029	—	16,029	—
FHLB stock	4,207	4,207	—	4,207	—
Servicing asset, net of valuation allowance	1,348	1,348	—	—	1,348
Derivative asset	5,052	5,052	—	5,052	—
Other real estate owned	—	—	—	—	—

Financial Liabilities:
Noninterest bearing deposits	$428,384	$428,384	$—	$428,384	$—
NOW and money market	1,200,587	1,200,587	—	1,200,587	—
Savings	99,008	99,008	—	99,008	—
Time deposits	1,157,270	1,157,151	—	—	1,157,151
Accrued interest payable	9,089	9,089	—	9,089	—
Advances from the FHLB	60,000	59,989	—	—	59,989
Subordinated debentures	69,759	68,599	—	—	68,599
Servicing liability	—	—	—	—	—
Derivative liability	3,070	3,070	—	3,070	—

	December 31, 2025
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$214,567	$214,567	$214,567	$—	$—
Federal funds sold	10,354	10,354	10,354	—	—
Marketable equity securities	2,248	2,248	2,248	—	—
Available for sale securities	160,409	160,409	74,668	85,741	—
Held to maturity securities	29,465	31,045	—	—	31,045
Loans receivable, net	2,804,441	2,811,784	—	—	2,811,784
Accrued interest receivable	16,143	16,143	—	16,143	—
FHLB stock	6,207	6,207	—	6,207	—
Servicing asset, net of valuation allowance	1,035	1,035	—	—	1,035
Derivative asset	4,970	4,970	—	4,970	—
Other real estate owned	—	—	—	—	—

Financial Liabilities:
Noninterest bearing deposits	$403,652	$403,652	$—	$403,652	$—
NOW and money market	1,098,049	1,098,049	—	1,098,049	—
Savings	97,418	97,418	—	97,418	—
Time deposits	1,230,362	1,232,581	—	—	1,232,581
Accrued interest payable	9,019	9,019	—	9,019	—
Advances from the FHLB	110,000	110,008	—	—	110,008
Subordinated debentures	69,697	70,075	—	—	70,075
Servicing liability	—	—	—	—	—
Derivative liability	3,201	3,201	—	3,201	—

The following methods and assumptions were used by management in estimating the fair value of its financial instruments:

Cash and due from banks, federal funds sold, accrued interest receivable and accrued interest payable: The carrying amount is a reasonable estimate of fair value.

Marketable equity securities and available for sale securities: Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The majority of the available for sale securities are considered to be Level 2 as other observable inputs are utilized, such as quoted prices for similar securities. Level 1 investment securities include investments in U.S. Treasury notes and in marketable equity securities for which a quoted price is readily available in the market. Level 3 held to maturity securities represent private placement municipal housing authority bonds for which no quoted market price is available. The fair value for these securities is estimated using a discounted cash flow model, using discount rates ranging from 4.5% to 6.9% as of March 31, 2026 and 4.1% to 6.4% as of December 31, 2025. These securities are CRA eligible investments.

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

Off-balance-sheet instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at March 31, 2026 and December 31, 2025.

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

Financial instruments measured at fair value on a recurring basis

The following table details the financial instruments carried at fair value on a recurring basis at March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the three months ended March 31, 2026 or for the year ended December 31, 2025.

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
March 31, 2026:
Marketable equity securities	$2,254	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	74,493	73,926	—
Corporate bonds	—	7,515	—
Derivative asset	—	5,052	—
Derivative liability	—	3,070	—

December 31, 2025:
Marketable equity securities	$2,248	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	74,668	75,256	—
Corporate bonds	—	10,845	—
Derivative asset	—	4,970	—
Derivative liability	—	3,201	—

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

The following table details the financial instruments measured at fair value on a nonrecurring basis at March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
March 31, 2026:
Individually evaluated loans	$—	$—	$70,141
Servicing asset, net	—	—	1,348

December 31, 2025:
Individually evaluated loans	$—	$—	$78,933
Servicing asset, net	—	—	1,035

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at March 31, 2026 and December 31, 2025:

	Fair Value	Valuation Methodology	Unobservable Input	Range
	(Dollars in thousands)
March 31, 2026:
Individually evaluated loans	$39,861	Appraisals	Discount to appraised value	0.00% - 8.00%
	25,169	Appraisals, cash surrender value life insurance, securities, cash held as collateral	Discounts to appraised value and securities value	0.00% - 8.00%
	5,111	Discounted cash flows	Discount rate	3.38% - 10.00%
	$70,141

Servicing asset, net	$1,348	Discounted cash flows	Discount rate	10.00%
			Prepayment rate	3.00% - 18.00%
December 31, 2025:
Individually evaluated loans	$37,036	Appraisals	Discount to appraised value	5.00% - 8.00%
	38,820	Appraisals, cash surrender value life insurance, securities, cash held as collateral	Discounts to appraised value and securities value	0.00% - 8.00%
	3,077	Discounted cash flows	Discount rate	3.38% - 10.00%
	$78,933

Servicing asset, net	$1,035	Discounted cash flows	Discount rate	10.00%
			Prepayment rate	3.00% - 18.00%

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

The Company incurred certain costs associated with the issuance of its subordinated debt. The Company capitalized these costs and they have been presented within subordinated debentures on the consolidated balance sheets. At March 31, 2026 and December 31, 2025, unamortized debt issuance costs were $0.2 million and $0.3 million, respectively. Debt issuance costs amortize over the expected life of the related debt. For the three months ended March 31, 2026 and 2025 the amortization expense for debt issuance costs were $62 thousand and $62 thousand, respectively, and were recognized as an increase to interest expense on borrowings within the Consolidated Statements of Income.

The Company recognized $0.8 million and $0.8 million in interest expense related to its subordinated debt for the three-month periods ended March 31, 2026 and 2025, respectively.

14. Subsequent Events

On April 22, 2026, the Company’s Board of Directors declared a $0.20 per share cash dividend, payable on May 19, 2026, to shareholders of record on May 8, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and related notes contained elsewhere in this report on Form 10-Q. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the Company’s Form 10-K filed for the year ended December 31, 2025 in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.” We assume no obligation to update any of these forward-looking statements.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our results of operations and financial condition are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from our current estimates, as a result of changing conditions and future events. We believe that accounting estimates related to the measurement of the ACL-Loans, the valuation of derivative instruments, investment securities and deferred income taxes, and the evaluation of investment securities for are particularly critical and susceptible to significant near-term change.

Earnings and Performance Overview

Revenues (net interest income plus noninterest income) for the quarter ended March 31, 2026 were $30.2 million, versus $23.6 million for the quarter ended March 31, 2025. The increase in revenues was mainly attributable to a decrease in interest expense, higher gains from loans sales, and an increase in earning asset yields.

Net income available to common shareholders was $11.3 million, or $1.41 per diluted share, and $6.9 million, or $0.87 per diluted share, for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily due to the aforementioned increase in revenues and a decrease in provision for credit losses.

Returns on average shareholders' equity and average assets for the three months ended March 31, 2026 were 14.88% and 1.35%, respectively, compared to 10.16% and 0.86%, respectively, for the three months ended March 31, 2025.

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

FTE net interest income for the three months ended March 31, 2026 and 2025 was $27.0 million and $22.2 million, respectively.

FTE interest income for the three months ended March 31, 2026 increased by $2.0 million, or 4.2%, to $50.6 million, compared to FTE interest income for the three months ended March 31, 2025. This increase was due to an increase in interest and fees on loans due to higher overall loan balances.

Interest expense for the three months ended March 31, 2026 decreased by $2.8 million compared to interest expense for the three months ended March 31, 2025. The decrease in interest expense was driven by a decrease in interest expense on deposits, resulting from a decrease in rates on interest bearing deposits.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following table presents the average balances and yields earned on interest earning assets and average balances and weighted average rates paid on our funding liabilities for the three months ended March 31, 2026 and 2025.

	For the Quarter Ended
	March 31, 2026			March 31, 2025
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets:
Cash and Fed funds sold	$244,216	$1,965	3.26%	$349,235	$3,557	4.13%
Securities(1)	192,116	1,829	3.81	150,650	1,477	3.92
Loans:
Commercial real estate	1,900,235	29,511	6.21	1,848,208	28,285	6.12
Residential real estate	32,293	464	5.75	41,585	633	6.09
Construction	163,728	2,939	7.18	178,878	3,468	7.76
Commercial business	682,398	12,815	7.51	508,417	10,007	7.87
Consumer	74,237	1,058	5.78	81,483	1,082	5.38
Total loans	2,852,891	46,787	6.56	2,658,571	43,475	6.54
Federal Home Loan Bank stock	5,789	64	4.49	4,596	110	9.71
Total earning assets	3,295,012	$50,645	6.15%	3,163,052	$48,619	6.15%
Other assets	86,396			89,743
Total assets	$3,381,408			$3,252,795

Liabilities and shareholders' equity:
Interest bearing liabilities:
NOW	$98,330	$49	0.20%	$99,487	$109	0.45%
Money market	1,058,395	9,065	3.47	893,361	8,521	3.87
Savings	97,719	671	2.79	88,167	658	3.03
Time	1,218,184	12,145	4.04	1,378,468	15,484	4.56
Total interest bearing deposits	2,472,628	21,930	3.60	2,459,483	24,772	4.10
Borrowed Money	156,441	1,720	4.46	133,917	1,639	4.96
Total interest bearing liabilities	2,629,069	$23,650	3.65%	2,593,400	$26,411	4.13%
Noninterest bearing deposits	400,021			333,796
Other liabilities	44,967			50,555
Total liabilities	3,074,057			2,977,751
Shareholders' equity	307,351			275,044
Total liabilities and shareholders' equity	$3,381,408			$3,252,795
Net interest income(2)		$26,995			$22,208
Interest rate spread			2.50%			2.02%
Net interest margin(3)			3.28%			2.81%
(1)Average balances and yields for securities are based on amortized cost.
(2)The adjustment for securities and loans taxable equivalency amounted to $109 thousand and $142 thousand for the three months ended March 31, 2026 and 2025, respectively.
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

	Three Months Ended March 31, 2026 vs 2025 Increase (Decrease)
(In thousands)	Volume	Rate	Total
Interest and dividend income:
Cash and Fed funds sold	$(940)	$(652)	$(1,592)
Securities	396	(43)	353
Loans:
Commercial real estate	804	421	1,225
Residential real estate	(135)	(33)	(168)
Construction	(282)	(247)	(529)
Commercial business	3,288	(481)	2,807
Consumer	(100)	76	(24)
Total loans	3,575	(264)	3,311
Federal Home Loan Bank stock	24	(70)	(46)
Total change in interest and dividend income	3,055	(1,029)	2,026
Interest expense:
Deposits:
NOW	(1)	(60)	(61)
Money market	1,475	(930)	545
Savings	68	(55)	13
Time	(1,703)	(1,637)	(3,340)
Total deposits	(161)	(2,682)	(2,843)
Borrowed money	263	(182)	81
Total change in interest expense	102	(2,864)	(2,762)
Change in net interest income	$2,953	$1,835	$4,788

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

The credit for credit losses for the three months ended March 31, 2026 was $1.0 million compared to a provision for credit losses of $0.5 million for the three months ended March 31, 2025.

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of fees generated from deposit relationships with our clients, fees generated from sales and referrals of loans, and income earned on bank-owned life insurance.

The following table compares noninterest income for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2026	2025	$	%
Gains and fees from sales of loans	$2,425	$442	$1,983	Favorable
Bank-owned life insurance	358	344	14	4.1
Service charges and fees	780	602	178	29.6
Other	(220)	117	(337)	Unfavorable
Total noninterest income	$3,343	$1,505	$1,838	122.1%
Noninterest income increased by $1.8 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase in noninterest income was mainly driven by higher gains from SBA loan sales.

Noninterest Expense

The following table compares noninterest expense for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2026	2025	$	%
Salaries and employee benefits	$9,830	$7,052	$2,778	39.4%
Occupancy and equipment	2,705	2,575	130	5.0
Professional services	1,393	1,529	(136)	(8.9)
Data processing	716	885	(169)	(19.1)
Director fees	363	348	15	4.3
FDIC insurance	543	779	(236)	(30.3)
Marketing	126	142	(16)	(11.3)
Other	1,213	831	382	46.0
Total noninterest expense	$16,889	$14,141	$2,748	19.4%
Noninterest expense increased by $2.7 million to $16.9 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase in noninterest expense was primality attributable to an increase in salaries and employee benefits resulting from incremental new hires in support of strategic initiatives.

Income Taxes

Income tax expense for the three months ended March 31, 2026 and 2025 totaled $3.1 million and $2.1 million, respectively. The effective tax rates for the three months ended March 31, 2026 and 2025 were 21.5% and 23.2%, respectively.

Financial Condition

Summary

Assets totaled $3.4 billion at March 31, 2026, an increase of $14.0 million or 0.4% compared to December 31, 2025. Gross loans totaled $2.9 billion at March 31, 2026, an increase of $26.5 million or 0.9% compared to December 31, 2025. Deposits totaled $2.9 billion at March 31, 2026, an increase of $55.8 million, or 2.0% compared to December 31, 2025.

Shareholders’ equity totaled $311.9 million as of March 31, 2026, an increase of $10.4 million compared to December 31, 2025, primarily a result of net income of $11.3 million for the three months ended March 31, 2026. The increase was partially offset by dividends paid of $1.6 million.

Loan Portfolio

We originate commercial real estate loans, construction loans, commercial business loans and consumer loans in our market. We also pursue certain types of commercial lending opportunities outside our market. Our loan portfolio is the largest category of our earning assets.

Total loans before deferred loan fees and the ACL-Loans were $2.9 billion at March 31, 2026 and $2.8 billion at December 31, 2025. Total gross loans increased $26.5 million as of March 31, 2026 compared to the year ended December 31, 2025.

The following table compares the composition of our loan portfolio for the dates indicated:

(In thousands)	At March 31, 2026	At December 31, 2025	Change
Real estate loans:
Residential	$30,128	$33,139	$(3,011)
Commercial	1,896,565	1,930,979	(34,414)
Construction	155,826	153,778	2,048
	2,082,519	2,117,896	(35,377)
Commercial business	723,272	645,321	77,951
Consumer	60,827	76,855	(16,028)
Total loans	$2,866,618	$2,840,072	$26,546

The following table compares the composition of our commercial real estate loan portfolio by non-owner occupied and owner occupied loans at March 31, 2026 and December 31, 2025:

	At March 31, 2026		At December 31, 2025		Change
	Total	%	Total	%	Total
	(Dollars in thousands)
Commercial real estate loans:
Non-owner occupied	$1,086,481	57.29%	$1,128,993	58.47%	$(42,512)
Owner occupied	810,084	42.71	801,851	41.53	8,233
Total commercial real estate loans(1)	$1,896,565	100.00%	$1,930,844	100.00%	$(34,279)
(1) Excludes the positive fair value effect of the portfolio layer swap of $135 thousand for Commercial Real Estate at December 31, 2025.

The following table compares the composition of our commercial real estate loan portfolio by property type, and collateral location as of March 31, 2026:

Commercial Real Estate	CT	NYC	All Other NY	NJ	FL	PA	OH	All Other	Total
	(Dollars in thousands)
Residential care(1)	$8,650	$37,004	$38,550	$20,800	$267,626	$51,048	$94,899	$262,593	$781,170
Retail	76,469	7,197	71,559	12,997	1,080	32,923	3,301	86,827	292,353
Multifamily	166,449	49,665	22,315	6,995	—	21,396	—	—	266,820
Office	47,201	8,361	9,977	28,541	2,157	—	—	57,822	154,059
Industrial / warehouse	54,811	18,620	19,094	16,674	2,611	—	—	10,695	122,505
Mixed use	48,207	60,772	2,456	—	—	—	—	850	112,285
Medical office	28,655	1,337	11,929	—	—	3,900	4,643	20,682	71,146
1-4 family investment	14,953	1,819	1,580	2,074	16,808	—	—	—	37,234
All other(2)	11,398	22,599	24,996	—	—	—	—	—	58,993
	$456,793	$207,374	$202,456	$88,081	$290,282	$109,267	$102,843	$439,469	$1,896,565
(1) Primarily consists of skilled nursing and assisted living facilities.
(2) Includes Special use, self storage, and land.
As of March 31, 2026, the Bank had $154.1 million of loans collateralized by offices, which represented 11.9% of the total loan portfolio. Most of the properties in this portfolio are in suburban locations. 95.7% of this portfolio was pass rated, and there was one relationship totaling $5.1 million on nonaccrual status. We also performed an additional review of our multifamily exposure. As of March 31, 2026, we had $266.8 million of loans collateralized by multifamily properties, which represented 9.3% of the total loan portfolio. 89.4% of this portfolio is pass rated and current. These properties are all located in Connecticut, New York, New Jersey, or Pennsylvania, with eight properties, totaling $49.7 million, located in New York City. 78.3% of the New York City exposure is located in Brooklyn, 11.9% in Manhattan and the remaining 9.8% in Queens.
The following table presents an analysis of the commercial real estate portfolio's loan to value at origination and by property type as of March 31, 2026.

Commercial Real Estate	Total CRE Portfolio	Percentage of Total CRE Portfolio	Loan to Value %
	(Dollars in thousands)
Property Type
Residential care(1)	$781,170	41.2%	65.6%
Retail	292,353	15.4	63.3
Multifamily	266,820	14.1	62.5
Office	154,059	8.1	63.8
Industrial / warehouse	122,505	6.5	64.6
Mixed use	112,285	5.9	57.9
Medical office	71,146	3.8	61.4
1-4 family investment	37,234	2.0	62.0
All other	58,993	3.1	52.7
Total	$1,896,565	100.0%	63.5%
(1) Primarily consists of skilled nursing and assisted living facilities.

Asset Quality

We actively manage asset quality through our underwriting practices and collection operations. Our Board of Directors monitors credit risk management. The Directors Loan Committee has primary oversight responsibility for the credit-granting function including approval authority for credit-granting policies, review of management’s credit-granting activities and approval of large exposure credit requests, as well as loan review and problem loan management and resolution. The committee reports the results of its respective oversight functions to our Board of Directors. In addition, our Board of Directors receives information concerning asset quality measurements and trends on a monthly basis. While we continue to adhere to prudent underwriting standards, our loan portfolio is not immune to potential negative consequences as a result of general economic weakness, such as a prolonged downturn in the housing market or commercial real estate market on a national scale. Decreases in real estate values could adversely affect the value of property used as collateral for loans. In addition, adverse changes in the economy could have a negative effect on the ability of borrowers to make scheduled loan payments, which would likely have an adverse impact on earnings.

The Company has established credit policies applicable to each type of lending activity in which it engages. The Company evaluates the creditworthiness of each client and, for conventional loans, extends credit of up to 80% of the market value of the collateral, (85% maximum for owner occupied commercial real estate), depending on the client's creditworthiness and the type of collateral. The client’s ability to service the debt is monitored on an ongoing basis. Real estate is the primary form of collateral. Other important forms of collateral are business assets, time deposits and marketable securities. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment for commercial loans to be based on the client’s ability to generate continuing cash flows. The Company does not provide first or second consumer mortgage loans secured by residential properties but has a small legacy portfolio which continues to amortize, pay off due to the sale of the collateral, or refinance away from the Company.

Credit quality indicators. To measure credit risk for the loan portfolios, the Company employs a credit risk rating system. This risk rating represents an assessed level of a loan’s risk based on the character and creditworthiness of the borrower/guarantor, the capacity of the borrower to adequately service the debt, any credit enhancements or additional sources of repayment, and the quality, value and coverage of the collateral, if any. The following table presents credit risk ratings as of March 31, 2026 and December 31, 2025:

	Credit Risk Ratings
	March 31, 2026	December 31, 2025
	(In thousands)
Pass	$2,723,680	$2,711,179
Special Mention(1)	98,459	80,429
Substandard	44,395	48,464
Doubtful	84	—
Loss	—	—
Total loans	$2,866,618	$2,840,072
(1) 95.7% and 100.0% of Risk Rated 6 loans are current on payments of which 99.6% and 99.3% are guaranteed by ultra-high net worth sponsors as of March 31, 2026 and December 31, 2025, respectively.
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

Nonperforming assets. Nonperforming assets include nonaccrual loans and property acquired through foreclosures or repossession. The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(In thousands)	At March 31, 2026	At December 31, 2025
Nonaccrual loans:
Real estate loans:
Residential	$544	$557
Commercial	17,112	14,445
Commercial business	1,380	1,302
Construction	—	—
Consumer	—	—
Total nonaccrual loans	19,036	16,304
Other real estate owned	—	—
Total nonperforming assets	$19,036	$16,304

Nonperforming assets to total assets	0.56%	0.49%
Nonaccrual loans to total gross loans	0.66%	0.57%
ACL-loans as a % of total loans	1.03%	1.08%
ACL-loans as a % of nonperforming loans	155.39%	188.33%
Total past due loans to total gross loans	0.62%	0.31%
Nonaccrual loans totaled $19.0 million at March 31, 2026 and $16.3 million at December 31, 2025.
There was no Other Real Estate Owned ("OREO") at March 31, 2026 and December 31, 2025, respectively.

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

The following table presents the activity in our ACL-Loans and related ratios for the dates indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Balance at beginning of period	$30,705	$29,007
Charge-offs:
Residential real estate	—	—
Commercial real estate	—	(67)
Commercial business	(148)	—
Consumer	(73)	(33)
Total charge-offs	(221)	(100)
Recoveries:
Commercial real estate	5	—
Commercial business	15	4
Consumer	33	36
Total recoveries	53	40
Net (charge-offs) recoveries	(168)	(60)
(Credit) provision for credit losses - loans	(957)	538
Balance at end of period	$29,580	$29,485
Net charge-offs to average loans	0.01%	0.00%
ACL-Loans to total gross loans	1.03%	1.11%

At March 31, 2026, our ACL-Loans was $29.6 million and represented 1.03% of total gross loans, compared to $30.7 million or 1.08% of total gross loans, at December 31, 2025.

The following table presents the allocation of the ACL-Loans balance and the related allocation percentage of these loans across the total loan portfolio:

	At March 31, 2026			At December 31, 2025
(Dollars in thousands)	ACL-Loans Amount	ACL-Loans Percentage	Loan Segment to Total Loans Percentage	ACL-Loans Amount	ACL-Loans Percentage	Loan Segment to Total Loans Percentage
Residential real estate	$48	0.2%	1.1%	$55	0.2%	1.2%
Commercial real estate	18,588	62.8	66.2	20,255	66.0	68.0
Construction	1,912	6.5	5.4	2,251	7.3	5.4
Commercial business	7,706	26.1	25.2	6,635	21.6	22.7
Consumer	1,326	4.4	2.1	1,509	4.9	2.7
Total ACL-Loans	$29,580	100.0%	100.0%	$30,705	100.0%	100.0%

The allocation of the ACL-Loans at March 31, 2026 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the ACL-Loans at March 31, 2026 is appropriate to cover probable losses.

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

Investment Securities

At March 31, 2026, the carrying value of our investment securities portfolio totaled $187.6 million and represented 5.6% of total assets, compared to $192.1 million, or 5.7% of total assets, at December 31, 2025.

The net unrealized loss position on our investment portfolio at March 31, 2026 was $1.9 million and included gross unrealized gains of $1.3 million. The net unrealized loss position on our investment portfolio at December 31, 2025 was $0.7 million and included gross unrealized gains of $2.0 million.

Deposit Activities and Other Sources of Funds

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest bearing demand	$428,384	14.85%	$403,652	14.27%
NOW	104,704	3.63	90,205	3.19
Money market	1,095,883	37.98	1,007,844	35.62
Savings	99,008	3.43	97,418	3.44
Time	1,157,270	40.11	1,230,362	43.48
Total deposits	$2,885,249	100.00%	$2,829,481	100.00%

Total deposits were $2.9 billion at March 31, 2026, an increase of $55.8 million, from the balance at December 31, 2025.

Brokered certificates of deposits totaled $460.6 million at March 31, 2026 and $505.0 million at December 31, 2025, respectively. Brokered money market accounts totaled $53.7 million at March 31, 2026 and $53.7 million at December 31, 2025, respectively. Certificate of deposits from national listing services were $32.9 million and $42.3 million as of March 31, 2026 and December 31, 2025, respectively. There were no one-way buy CDARS or one-way buy ICS at March 31, 2026 or December 31, 2025. Brokered deposits are comprised of Brokered CDs, brokered money market accounts, one-way buy CDARS, and one-way buy ICS.

As of March 31, 2026, our FDIC insured deposits were $1,851.8 million, or 64% of total deposits. Additionally, deposits totaling $80.0 million, or 3% of total deposits, are insured by standby letters of credit with the Federal Home Loan Bank of Boston.
At March 31, 2026 and December 31, 2025, time deposits with a denomination of $100 thousand or more, including CDARS and brokered deposits, totaled $1.0 billion and $1.1 billion, respectively, maturing during the periods indicated in the table below:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Maturing:
Within 3 months	$377,829	$318,803
After 3 but within 6 months	227,042	352,251
After 6 months but within 1 year	380,302	379,021
After 1 year	2,494	3,265
Total	$987,667	$1,053,340

We utilize advances from the Federal Home Loan Bank of Boston, or FHLB, as part of our overall funding strategy and to meet short-term liquidity needs, and to a lesser degree, manage interest rate risk arising from the difference in asset and liability maturities. Total FHLB advances were $60.0 million and $110.0 million at March 31, 2026 and December 31, 2025, respectively.

The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At March 31, 2026, the Bank had pledged $889.3 million of eligible loans and investment securities as collateral to support borrowing capacity at the FHLB. As of March 31, 2026, the Bank had immediate availability to borrow an additional $509.1 million from the FHLB based on qualified collateral.

At March 31, 2026, the Bank had a secured borrowing line with the FRB, a letter of credit with the FHLB, and unsecured lines of credit with Zions Bank, Pacific Coast Bankers Bank ("PCBB"), and Atlantic Community Bankers Bank ("ACBB"). The total borrowing line, letter, or line of credit and the amount outstanding at March 31, 2026 is summarized below:

	March 31, 2026
	Total Letter or Line of Credit	Total Outstanding
	(Dollars in thousands)
FRB	$663,989	$—
FHLB	639,777	130,645
Zions Bank	45,000	—
PCBB	38,000	—
ACBB	12,000	—
Total	$1,398,766	$130,645

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

Capital Resources

Shareholders’ equity totaled $311.9 million as of March 31, 2026, an increase of $10.4 million compared to December 31, 2025, primarily a result of net income of $11.3 million for the three months ended March 31, 2026. The increase was partially offset by dividends paid of $1.6 million.

The Bank and Company are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At March 31, 2026, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At March 31, 2026, the Bank’s ratio of Common Equity Tier 1 capital to risk-weighted assets was 11.97%, Tier 1 capital to risk-weighted assets was 11.97%, total capital to risk-weighted assets was 13.00% and Tier 1 capital to average assets was 10.32%. At March 31, 2026, the Company met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At March 31, 2026, the Company’s ratio of Common Equity Tier 1 capital to risk-weighted assets was 10.59%, Tier 1 capital to risk-weighted assets was 10.59%, total capital to risk-weighted assets was 14.01% and Tier 1 capital to average assets was 9.13%.

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

We use two sets of standard scenarios to measure net interest income at risk. For the Parallel Ramp Scenarios, rate changes are ramped over a twelve-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Parallel Shock Scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Simulation analysis involves projecting a future balance sheet structure and interest income and expense under the various rate scenarios. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than: 6% for a 100 basis point shift; 12% for a 200 basis point shift; and 18% for a 300 basis point shift. Per Company policy, the Bank should not be outside these limits for twelve consecutive months unless the Bank's forecasted capital ratios are considered to be "well capitalized". As of March 31, 2026, the Bank has met all minimum regulatory capital requirements to be considered "well capitalized".

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning March 31, 2026 and December 31, 2025:

Parallel Ramp	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	March 31, 2026	December 31, 2025
-100	(0.30)%	0.10%
+200	2.00	1.00

Parallel Shock	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	March 31, 2026	December 31, 2025
-100	(0.80)%	(0.60)%
+100	2.70	2.20
+200	5.20	4.20
+300	7.90	6.40

The net interest income at risk simulation results indicate that, as of March 31, 2026, we remain liability sensitive. The liability sensitivity is due to the fact that there are more liabilities than assets subject to repricing as market rates change.

Based on our model, which was run as of March 31, 2026, we estimated that over the next one-year period a 200 basis-point parallel ramp increase of interest rates would increase our net interest income by 2.00%, while a 100 basis-point parallel ramp decrease of interest rates would decrease net interest income by 0.30%. As of December 31, 2025, we estimated that over the next one-year period a 200 basis-point parallel ramp increase of interest rates would increase our net interest income by 1.00%, while a 100 basis-point parallel ramp decrease of interest rates would increase net interest income by 0.10%. Based on our model, which was run as of March 31, 2026, we estimated that over the next two years, on a cumulative basis, a 200 basis point parallel ramp increase of interest rates would increase our net interest income by 6.80%, while a 100 basis-point parallel ramp decrease in interest rates would increase net interest income by 6.70%. As of December 31, 2025, we estimated that over the next two years, on a cumulative basis, a 200 basis-point parallel ramp increase of interest rates would increase our net interest income by 6.00%, while a 100 basis-point parallel ramp decrease in interest rates would increase net interest income by 7.90%. The change in sensitivity between March 31, 2026 and December 31, 2025 was impacted by an increase in variable-rate loans.

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

The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:

	Estimated Percent Change in Economic Value of Equity ("EVE")
Rate Changes (basis points)	March 31, 2026	December 31, 2025
-100	0.50%	1.10%
+100	(0.10)	(1.00)
+200	(0.90)	(2.70)
+300	(1.40)	(3.70)

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

(b) Change in internal controls:

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company and the Bank are periodically involved in various legal proceedings as normal incident to their businesses. In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 1A. Risk Factors

There were no material changes in risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table includes information with respect to repurchases of the Company’s common stock during the three-month period ended March 31, 2026 under the Company’s share repurchase program.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2026 - January 31, 2026	—	$—	—	205,450
February 1, 2026 - February 28, 2026	—	—	—	205,450
March 1, 2026 - March 31, 2026	3,317	45.32	3,317	202,133
Total	3,317	$45.32	3,317

(1) On October 28, 2024, the Company announced that on October 23, 2024, its Board of Directors authorized a share repurchase plan (the "Plan"). Under the terms of the Plan, the Company is authorized to purchase up to 250,000 shares of its outstanding common stock. To date, the Company has purchased 44,550 shares of the Company’s common stock under the Plan.

The Company intends to accomplish the share repurchases through open market transactions, although the Company could accomplish repurchases through other means, such as privately negotiated transactions. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws (such as 10b-18 and 10b5-1 rules under the Securities Exchange Act of 1934) and other factors. The Plan does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company's discretion. The Company expects to fund any repurchases from cash on hand.

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

101
The following materials from Bankwell Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2026, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatting in Inline XBRL and contained in Exhibit 101)
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankwell Financial Group, Inc.
Date: May 6, 2026	/s/ Christopher R. Gruseke
Christopher R. Gruseke
Chief Executive Officer

Date: May 6, 2026	/s/ Courtney E. Sacchetti
Courtney E. Sacchetti
Executive Vice President and Chief
Financial Officer
(Principal Financial Officer)