Form 10-Q
period 2026-06-30
Bankwell Financial Group, Inc.
filed 2026-08-05
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

or

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

As of July 30, 2026, there were 7,971,972 shares of the registrant’s common stock outstanding.

Bankwell Financial Group, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
Bankwell Financial Group, Inc.
Consolidated Balance Sheets - (unaudited)
(In thousands, except share data)

	June 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$191,378	$214,567
Federal funds sold	12,018	10,354
Cash and cash equivalents	203,396	224,921

Investment securities
Marketable equity securities, at fair value	2,263	2,248
Available for sale investment securities, at fair value	174,036	160,409
Held to maturity investment securities, at amortized cost (fair values of $30,814 and $31,045 at June 30, 2026 and December 31, 2025, respectively)	29,314	29,465
Total investment securities	205,613	192,122

Loans receivable (net of ACL-Loans of $30,627 at June 30, 2026 and $30,705 at December 31, 2025, respectively)	2,924,890	2,804,441
Accrued interest receivable	16,270	16,143
Federal Home Loan Bank stock, at cost	3,143	6,207
Premises and equipment, net	20,068	21,582
Bank-owned life insurance	54,931	54,207
Goodwill	2,589	2,589
Deferred income taxes, net	9,992	11,356
Other assets	34,678	26,291
Total assets	$3,475,570	$3,359,859
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$472,008	$403,652
Interest bearing deposits	2,528,522	2,425,829
Total deposits	3,000,530	2,829,481

Advances from the Federal Home Loan Bank	30,000	110,000
Subordinated debentures (face value of $70,000 and $70,000 at June 30, 2026 and December 31, 2025, respectively, less unamortized debt issuance costs of $180 and $303 at June 30, 2026 and December 31, 2025, respectively)	69,820	69,697
Accrued expenses and other liabilities	51,720	49,192
Total liabilities	3,152,070	3,058,370
Commitments and contingencies
Shareholders' equity
Common stock, no par value; 10,000,000 shares authorized, 7,973,180 and 7,899,943 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	121,997	120,118
Retained earnings	202,073	181,587
Accumulated other comprehensive loss	(570)	(216)
Total shareholders' equity	323,500	301,489

Total liabilities and shareholders' equity	$3,475,570	$3,359,859

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Income – (unaudited)
(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest and dividend income
Interest and fees on loans	$48,423	$44,128	$95,210	$87,603
Interest and dividends on securities	1,919	1,478	3,703	2,923
Interest on cash and cash equivalents	1,894	3,043	3,859	6,600
Total interest and dividend income	52,236	48,649	102,772	97,126

Interest expense
Interest expense on deposits	21,267	23,083	43,197	47,855
Interest expense on borrowings	1,466	1,630	3,186	3,269
Total interest expense	22,733	24,713	46,383	51,124

Net interest income	29,503	23,936	56,389	46,002

Provision (credit) for credit losses	1,228	(411)	199	52

Net interest income after provision (credit) for credit losses	28,275	24,347	56,190	45,950

Noninterest income
Bank-owned life insurance	366	352	724	696
Service charges and fees	665	674	1,445	1,276
Gains and fees from sales of loans	2,398	1,080	4,823	1,522
Other	(149)	(94)	(369)	23
Total noninterest income	3,280	2,012	6,623	3,517

Noninterest expense
Salaries and employee benefits	8,678	7,521	18,508	14,573
Occupancy and equipment	2,816	2,505	5,521	5,080
Professional services	1,364	1,632	2,757	3,161
Data processing	694	712	1,410	1,597
Director fees	357	333	720	681
FDIC insurance	530	684	1,073	1,463
Marketing	129	218	255	360
Other	687	941	1,900	1,772
Total noninterest expense	15,255	14,546	32,144	28,687
Income before income tax expense	16,300	11,813	30,669	20,780
Income tax expense	3,928	2,725	7,022	4,804
Net income	$12,372	$9,088	$23,647	$15,976

Earnings Per Common Share:
Basic	$1.55	$1.15	$2.99	$2.03
Diluted	$1.52	$1.14	$2.95	$2.01

Weighted Average Common Shares Outstanding:
Basic	7,856,210	7,777,469	7,790,596	7,724,143
Diluted	7,980,973	7,819,828	7,877,158	7,795,820
Dividends per common share	$0.20	$0.20	$0.40	$0.40

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Comprehensive Income (Loss) – (unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$12,372	$9,088	$23,647	$15,976
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains on available for sale securities	(361)	660	(754)	1,857
Reclassification adjustment for gains realized in net income	—	—	—	—
Net change in unrealized (losses) gains	(361)	660	(754)	1,857
Income tax benefit (expense)	85	(156)	178	(437)
Unrealized (losses) gains on securities, net of tax	(276)	504	(576)	1,420
Unrealized gains (losses) on interest rate swaps:
Unrealized gains (losses) on interest rate swaps	237	(277)	291	(1,411)
Income tax (expense) benefit	(56)	66	(69)	332
Unrealized gains (losses) on interest rate swaps, net of tax	181	(211)	222	(1,079)
Total other comprehensive income (loss), net of tax	(95)	293	(354)	341
Comprehensive income	$12,277	$9,381	$23,293	$16,317

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders' Equity - (unaudited)
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at March 31, 2026	7,973,180	$121,060	$191,281	$(475)	$311,866
Net income	—	—	12,372	—	12,372
Other comprehensive (loss), net of tax	—	—	—	(95)	(95)
Cash dividends declared ($0.20 per share)	—	—	(1,580)	—	(1,580)
Stock-based compensation expense	—	937	—	—	937
Forfeitures of restricted stock	—	—	—	—	—
Issuance of restricted stock	—	—	—	—	—
Stock options exercised	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—
Balance at June 30, 2026	7,973,180	$121,997	$202,073	$(570)	$323,500

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at March 31, 2025	7,888,013	$118,439	$157,971	$(1,196)	$275,214
Net income	—	—	9,088	—	9,088
Other comprehensive income, net of tax	—	—	—	293	293
Cash dividends declared ($0.20 per share)	—	—	(1,564)	—	(1,564)
Stock-based compensation expense	—	681	—	—	681
Forfeitures of restricted stock	—	—	—	—	—
Issuance of restricted stock	—	—	—	—	—
Stock options exercised	—	—	—	—	—
Repurchase of common stock	(14,626)	(422)	—	—	(422)
Balance at June 30, 2025	7,873,387	$118,698	$165,495	$(903)	$283,290

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders' Equity - (unaudited)
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2025	7,899,943	$120,118	$181,587	$(216)	$301,489
Net income	—	—	23,647	—	23,647
Other comprehensive (loss), net of tax	—	—	—	(354)	(354)
Cash dividends declared ($0.40 per share)	—	—	(3,161)	—	(3,161)
Stock-based compensation expense	—	2,029	—	—	2,029
Forfeitures of restricted stock	(291)	—	—	—	—
Issuance of restricted stock	76,845	—	—	—	—
Stock options exercised	—	—	—	—	—
Repurchase of common stock	(3,317)	(150)	—	—	(150)
Balance at June 30, 2026	7,973,180	$121,997	$202,073	$(570)	$323,500

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2024	7,859,873	$119,108	$152,656	$(1,244)	$270,520
Net income	—	—	15,976	—	15,976
Other comprehensive income, net of tax	—	—	—	341	341
Cash dividends declared ($0.40 per share)	—	—	(3,137)	—	(3,137)
Stock-based compensation expense	—	924	—	—	924
Forfeitures of restricted stock	(14,710)	—	—	—	—
Issuance of restricted stock	72,774	—	—	—	—
Stock options exercised	—	—	—	—	—
Repurchase of common stock	(44,550)	(1,334)	—	—	(1,334)
Balance at June 30, 2025	7,873,387	$118,698	$165,495	$(903)	$283,290

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows – (unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$23,647	$15,976
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on investment securities	88	67
Provision for credit losses	199	52
Change in deferred income taxes	1,474	(48)
Change in fair value of marketable equity securities	35	(36)
Depreciation and amortization	2,175	1,977
Amortization of debt issuance costs	123	123
Increase in cash surrender value of bank-owned life insurance	(724)	(696)
Gains and fees from sales of loans	(4,823)	(1,522)
Stock-based compensation	2,029	924
Loss on sale of other real estate owned, net	—	103
Change in other real estate owned	—	(1,284)
Net change in:
Deferred loan fees	(750)	63
Accrued interest receivable	(127)	(206)
Other assets	(7,877)	(3,997)
Accrued expenses and other liabilities	2,480	(1,100)
Net cash provided by operating activities	17,949	10,396

Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	1,961	2,293
Proceeds from principal repayments on held to maturity securities	157	119
Proceeds from sales and calls of available for sale securities	13,000	13,000
Purchases of marketable equity securities	(50)	(34)
Purchases of available for sale securities	(29,438)	(10,006)
Net (increase) decrease in loans	(166,889)	24,671
Proceeds from sales of loans	51,644	13,938
Purchases of premises and equipment, net	(661)	(475)
Reduction of Federal Home Loan Bank stock	3,064	603
Proceeds from the sale of other real estate owned	—	8,195
Net cash (used in) provided by investing activities	(127,212)	52,304

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows - (unaudited) (Continued)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from financing activities
Net change in time certificates of deposit	$(109,034)	$(94,637)
Net change in other deposits	280,083	66,348
Payments on FHLB advances	(200,000)	(50,000)
Proceeds on FHLB advances	120,000	35,000
Dividends paid on common stock	(3,161)	(3,137)
Repurchase of common stock	(150)	(1,334)
Net cash provided by (used in) financing activities	87,738	(47,760)
Net (decrease) increase in cash and cash equivalents	(21,525)	14,940
Cash and cash equivalents:
Beginning of year	224,921	307,524
End of period	$203,396	$322,464
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$46,382	$51,126
Income taxes:
Federal	5,990	2,000
State:
New York City	211	98
New York State	553	397
Pennsylvania	150	—
Florida	260	150
New Jersey	210	200
Other	218	235
Noncash investing and financing activities:
Net change in unrealized gains or losses on available for sale securities	(754)	1,857
Net change in unrealized gains or losses on interest rate swaps	291	(1,411)
Transfer of loans from held-for-investment to held-for-sale	46,820	12,416

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

The Bank is a Connecticut state chartered commercial bank, founded in 2002, whose deposits are insured under the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank provides a wide range of services to clients in our market, an area encompassing approximately a 100 mile radius around our branch network. In addition, the Bank pursues certain types of commercial lending opportunities outside our market, particularly where we have strong business relationships. The Bank operates full-service branches in New Canaan, Stamford, Fairfield, Westport, Darien, Norwalk, and Hamden, Connecticut, as well as in Brooklyn, New York. The Bank operates limited service Domestic Representative Offices in New Canaan, Connecticut and in Garden City, New York.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the Bank, including its wholly owned passive investment company subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities as of the date of the consolidated balance sheet and revenue and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the Allowance for Credit Losses-Loans ("ACL-Loans"), derivative instrument valuation, investment securities valuation, Allowance for Credit Losses-Securities ("ACL-Securities"), and deferred income taxes valuation.

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

Significant Concentrations of Credit Risk

Many of the Company's activities are with clients based in Connecticut and New York. A significant portion of the Company's commercial real estate investor loan collateral is located in the Tri-State region (Connecticut, New York, and New Jersey). Declines in property values in these areas could significantly impact the Company. The Company has a significant concentration in commercial real estate loans, with a growing percentage being owner-occupied, which present a lower risk profile.

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

ACL-Securities

The Company individually evaluates the available for sale debt securities and held to maturity securities for impairment credit losses. Available for sale securities include U.S. Treasuries, mortgage-backed securities, and corporate bonds. U.S. Treasuries and mortgaged-backed securities are guaranteed by the U.S. Government and as a result, management has a zero loss expectation. No ACL-Securities was recorded for these securities as of June 30, 2026. For the corporate bond portfolio, the Company developed a metric that includes each issuer’s current credit ratings and key financial performance metrics to assess the underlying performance of each issuer. The analysis of the issuers’ performance and the intent of the Company to retain these securities support the determination that there is no expected credit loss, and therefore, no ACL-Securities were recognized on the corporate bond portfolio as of June 30, 2026. Of our held to maturity securities portfolio, four securities fair values were less than each security's amortized cost as of June 30, 2026. Since these are highly rated state agency and municipal obligations, the Company's expectation of nonpayment of the amortized cost basis is zero. No allowance for ACL-Securities was recorded for these securities as of June 30, 2026.

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

Recently issued accounting pronouncements not yet adopted

ASU No. 2024-03—Income Statement: "Reporting Comprehensive Income - Expense Disaggregation Disclosures": The amendment in this update is to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions. The amendments in this update are effective for annual periods beginning after December 15, 2026. ASU No. 2025-01—Income Statement: "Reporting Comprehensive Income - Expense Disaggregation Disclosures": Following the issuance of Update 2024-03, this amendment clarifies the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). The amendment is effective for public business entities for annual reporting periods beginning after December 15, 2026. The Company believes this ASU will not have a material impact on existing disclosures and will continue to monitor for SEC action, and plan accordingly for adoption.

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
2. Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at June 30, 2026 were as follows:

	June 30, 2026
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Less than one year	$30,016	$6	$(235)	$29,787
Due from one through five years	122,201	—	(1,569)	120,632
Due from five through ten years	15,180	—	(827)	14,353
Due after ten years	1,715	—	(126)	1,589
Total U.S. Government and agency obligations	169,112	6	(2,757)	166,361
Corporate bonds
Due from one through five years	2,000	—	(30)	1,970
Due from five through ten years	6,000	—	(295)	5,705
Due after ten years	—	—	—	—
Total corporate bonds	8,000	—	(325)	7,675

Total available for sale securities	$177,112	$6	$(3,082)	$174,036

Held to maturity securities:
State agency and municipal obligations
Less than one year	$—	$—	$—	$—
Due from five through ten years	7,084	99	(193)	6,990
Due after ten years	22,230	1,697	(103)	23,824
Total held to maturity securities	$29,314	$1,796	$(296)	$30,814

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

There were no sales of investment securities during the six months ended June 30, 2026 and one such sale during the six months ended June 30, 2025, respectively.

At June 30, 2026 and December 31, 2025, $159.8 million and $151.4 million of the Company's securities, respectively, were pledged as collateral with the Federal Home Loan Bank ("FHLB").

As of June 30, 2026 and December 31, 2025, the actual durations of the Company's available for sale securities were significantly shorter than the stated maturities.

As of June 30, 2026, the Company held marketable equity securities with a fair value of $2.3 million and an amortized cost of $2.4 million. At December 31, 2025, the Company held marketable equity securities with a fair value of $2.2 million and an amortized cost of $2.3 million. These securities represent an investment in mutual funds that have an objective to make investments for Community Reinvestment Act ("CRA") purposes.

The following tables provide information regarding available for sale securities and held to maturity securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2026 and December 31, 2025:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)

June 30, 2026
U.S. Government and agency obligations	$113,939	$(1,284)	1.11%	$42,416	$(1,473)	3.36%	$156,355	$(2,757)	1.73%
Corporate bonds	—	—	—	7,675	(325)	4.06	7,675	(325)	4.06
Total investment securities	$113,939	$(1,284)	1.11%	$50,091	$(1,798)	3.46%	$164,030	$(3,082)	1.84%

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)

December 31, 2025
U.S. Government and agency obligations	$50,496	$(346)	0.68%	$54,320	$(1,630)	2.91%	$104,816	$(1,976)	1.85%
Corporate bonds	—	—	—	7,483	(517)	6.47	7,483	(517)	6.47
Total investment securities	$50,496	$(346)	0.68%	$61,803	$(2,147)	3.36%	$112,299	$(2,493)	2.17%

There were twenty-seven and twenty-nine available for sale securities or held to maturity securities as of June 30, 2026 and December 31, 2025, respectively, in which the fair value of the security was less than the amortized cost of the security.

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

The Company has the intent and ability to retain its investment securities in an unrealized loss position at June 30, 2026 until the decline in value has recovered or the security has matured.

3. Loans Receivable and ACL-Loans

The following table sets forth a summary of the loan portfolio at June 30, 2026 and December 31, 2025:

(In thousands)	June 30, 2026	December 31, 2025
Real estate loans:
Residential	$28,464	$33,139
Commercial	1,989,747	1,930,979
Construction	153,522	153,778
	2,171,733	2,117,896

Commercial business	715,934	645,321

Consumer	72,026	76,855
Total loans	2,959,693	2,840,072

ACL-Loans	(30,627)	(30,705)
Deferred loan origination fees, net	(4,176)	(4,926)
Loans receivable, net	$2,924,890	$2,804,441

Lending activities primarily consist of commercial real estate loans, commercial business loans and, to a lesser degree, consumer loans. Loans may also be granted for the construction of commercial properties. The majority of commercial mortgage loans are collateralized by first or second mortgages on real estate.

Risk management

The Company has established credit policies applicable to each type of lending activity in which it engages. The Company evaluates the creditworthiness of each client and extends credit of up to 80% of the market value of the collateral, (85% maximum for owner occupied commercial real estate), depending on the client's creditworthiness and the type of collateral. The client’s ability to service the debt is monitored on an ongoing basis. Real estate is the primary form of collateral. Other important forms of collateral are business assets, deposits and marketable securities. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment for commercial loans to be based on the client’s ability to generate continuing cash flows. The Company does not provide first or second lien mortgage loans secured by one-to-four family owner occupied residential properties but has a small legacy portfolio which continues to amortize, pay off due to the sale of the collateral, or refinance away from the Company.

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

ACL-Loans

The following tables set forth the activity in the Company’s ACL-Loans for the three and six months ended June 30, 2026 and 2025, by portfolio segment:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended June 30, 2026
Beginning balance	$48	$18,588	$1,912	$7,706	$1,326	$29,580
Charge-offs	—	—	—	(13)	(35)	(48)
Recoveries	—	10	—	8	32	50
(Credit) provision for credit losses	(5)	230	519	(38)	339	1,045
Ending balance	$43	$18,828	$2,431	$7,663	$1,662	$30,627

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended June 30, 2025
Beginning balance	$87	$20,562	$2,216	$5,244	$1,376	$29,485
Charge-offs	—	—	—	(15)	(5)	(20)
Recoveries	—	—	—	112	10	122
(Credit) provision for credit losses	(22)	(1,270)	688	185	88	(331)
Ending balance	$65	$19,292	$2,904	$5,526	$1,469	$29,256

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Six Months Ended June 30, 2026
Beginning balance	$55	$20,255	$2,251	$6,635	$1,509	$30,705
Charge-offs	—	—	—	(161)	(108)	(269)
Recoveries	—	14	—	23	65	102
(Credit) provision for credit losses	(12)	(1,441)	180	1,166	196	89
Ending balance	$43	$18,828	$2,431	$7,663	$1,662	$30,627

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Six Months Ended June 30, 2025
Beginning balance	$94	$21,838	$2,059	$4,070	$946	$29,007
Charge-offs	—	(67)	—	(15)	(37)	(119)
Recoveries	—	—	—	116	46	162
(Credit) provision for credit losses	(29)	(2,479)	845	1,355	514	206
Ending balance	$65	$19,292	$2,904	$5,526	$1,469	$29,256

We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purpose of the tables below. The following tables present loans by origination, risk designation on an amortized cost basis (which includes deferred fees and costs and accrued interest), and charge-offs as of June 30, 2026 and December 31, 2025 (dollars in thousands):

Term Loans
Amortized Cost Balances by Origination Year as of June 30, 2026
	2026	2025	2024	2023	2022	Prior	Total
Residential Real Estate Loans
Pass	$—	$—	$—	$—	$—	$25,635	$25,635
Special Mention	—	—	—	—	—	268	268
Substandard	—	—	—	—	—	2,701	2,701
Doubtful	—	—	—	—	—	—	—
Total Residential Real Estate Loans	$—	$—	$—	$—	$—	$28,604	$28,604
Residential Real Estate charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate Loans
Pass	$265,262	$346,742	$83,841	$85,929	$505,355	$620,808	$1,907,937
Special Mention	—	—	9,796	—	27,789	8,440	46,025
Substandard	—	—	22,513	—	4,785	14,906	42,204
Doubtful	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$265,262	$346,742	$116,150	$85,929	$537,929	$644,154	$1,996,166
Commercial Real Estate charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—

Construction Loans
Pass	$8,461	$38,782	$43,933	$42,043	$5,831	$—	$139,050
Special Mention	—	—	—	—	15,274	—	15,274
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Construction Loans	$8,461	$38,782	$43,933	$42,043	$21,105	$—	$154,324
Construction charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Business Loans
Pass	$124,425	$257,827	$86,224	$62,236	$120,859	$60,013	$711,584
Special Mention	—	968	1,005	—	3,879	—	5,852
Substandard	—	275	—	10	—	1,340	1,625
Doubtful	—	84	—	—	—	—	84
Total Commercial Business Loans	$124,425	$259,154	$87,229	$62,246	$124,738	$61,353	$719,145
Commercial Business charge-off
Current period charge-offs	$—	$42	$—	$—	$—	$119	$161

Consumer Loans
Pass	$5,635	$24,386	$22,541	$3,020	$15,416	$37	$71,035
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Consumer Loans	$5,635	$24,386	$22,541	$3,020	$15,416	$37	$71,035
Consumer charge-off
Current period charge-offs	$—	$24	$55	$—	$24	$5	$108

Total Loans
Pass	$403,783	$667,737	$236,539	$193,228	$647,461	$706,493	$2,855,241
Special Mention	—	968	10,801	—	46,942	8,708	67,419
Substandard	—	275	22,513	10	4,785	18,947	46,530
Doubtful	—	84	—	—	—	—	84
Total Loans	$403,783	$669,064	$269,853	$193,238	$699,188	$734,148	$2,969,274
Total charge-off
Current period charge-offs	$—	$66	$55	$—	$24	$124	$269

Term Loans
Amortized Cost Balances by Origination Year as of December 31, 2025
	2025	2024	2023	2022	2021	Prior	Total
Residential Real Estate Loans
Pass	$—	$—	$—	$—	$—	$30,252	$30,252
Special Mention	—	—	—	—	—	281	281
Substandard	—	—	—	—	—	2,766	2,766
Doubtful	—	—	—	—	—	—	—
Total Residential Real Estate Loans	$—	$—	$—	$—	$—	$33,299	$33,299
Residential Real Estate charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate Loans
Pass	$391,466	$97,473	$104,421	$573,183	$213,785	$458,047	$1,838,375
Special Mention	—	—	—	53,776	—	1,666	55,442
Substandard	—	21,358	—	7,059	8,521	6,934	43,872
Doubtful	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$391,466	$118,831	$104,421	$634,018	$222,306	$466,647	$1,937,689
Commercial Real Estate charge-off
Current period charge-offs	$—	$—	$—	$—	$67	$—	$67

Construction Loans
Pass	$37,221	$40,676	$51,218	$5,720	$—	$—	$134,835
Special Mention	—	—	—	19,744	—	—	19,744
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Construction Loans	$37,221	$40,676	$51,218	$25,464	$—	$—	$154,579
Construction charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Business Loans
Pass	$284,001	$91,887	$66,754	$130,596	$40,896	$25,904	$640,038
Special Mention	—	—	7	5,302	—	127	5,436
Substandard	294	—	30	316	1,299	3	1,942
Doubtful	—	—	—	—	—	—	—
Total Commercial Business Loans	$284,295	$91,887	$66,791	$136,214	$42,195	$26,034	$647,416
Commercial Business charge-off
Current period charge-offs	$29	$—	$—	$—	$—	$—	$29

Consumer Loans
Pass	$21,332	$21,782	$3,022	$28,844	$—	$38	$75,018
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Consumer Loans	$21,332	$21,782	$3,022	$28,844	$—	$38	$75,018
Consumer charge-off
Current period charge-offs	$74	$—	$—	$—	$—	$10	$84

Total Loans
Pass	$734,020	$251,818	$225,415	$738,343	$254,681	$514,241	$2,718,518
Special Mention	—	—	7	78,822	—	2,074	80,903
Substandard	294	21,358	30	7,375	9,820	9,703	48,580
Doubtful	—	—	—	—	—	—	—
Total Loans	$734,314	$273,176	$225,452	$824,540	$264,501	$526,018	$2,848,001
Total charge-off
Current period charge-offs	$103	$—	$—	$—	$67	$10	$180

Loans evaluated for impairment and the related ACL-Loans as of June 30, 2026 and December 31, 2025 were as follows:

	Portfolio	ACL-Loans
	(In thousands)
June 30, 2026
Loans individually evaluated for impairment:
Residential real estate	$2,687	$—
Commercial real estate	42,158	—
Construction	—	—
Commercial business	1,676	—
Consumer	25,852	—
Subtotal	72,373	—
Loans collectively evaluated for impairment:
Residential real estate	25,777	43
Commercial real estate	1,947,589	18,828
Construction	153,522	2,431
Commercial business	714,258	7,663
Consumer	46,174	1,662
Subtotal	2,887,320	30,627

Total	$2,959,693	$30,627

	Portfolio	ACL-Loans
	(In thousands)
December 31, 2025
Loans individually evaluated for impairment:
Residential real estate	$2,751	$—
Commercial real estate	35,767	—
Construction	—	—
Commercial business	1,595	—
Consumer	38,820	—
Subtotal	78,933	—
Loans collectively evaluated for impairment:
Residential real estate	30,388	55
Commercial real estate	1,895,212	20,255
Construction	153,778	2,251
Commercial business	643,726	6,635
Consumer	38,035	1,509
Subtotal	2,761,139	30,705

Total	$2,840,072	$30,705

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

The following tables present credit risk ratings by loan segment as of June 30, 2026 and December 31, 2025:

	Commercial Credit Quality Indicators
	June 30, 2026				December 31, 2025
	Commercial Real Estate	Construction	Commercial Business	Total	Commercial Real Estate	Construction	Commercial Business	Total
	(In thousands)
Pass	$1,901,845	$138,336	$708,458	$2,748,639	$1,832,061	$134,141	$638,012	$2,604,214
Special Mention	45,744	15,186	5,800	66,730	55,114	19,637	5,400	80,151
Substandard	42,158	—	1,592	43,750	43,804	—	1,909	45,713
Doubtful	—	—	84	84	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans	$1,989,747	$153,522	$715,934	$2,859,203	$1,930,979	$153,778	$645,321	$2,730,078

	Residential and Consumer Credit Quality Indicators
	June 30, 2026			December 31, 2025
	Residential Real Estate	Consumer	Total	Residential Real Estate	Consumer	Total
	(In thousands)
Pass	$25,512	$72,026	$97,538	$30,110	$76,855	$106,965
Special Mention	265	—	265	278	—	278
Substandard	2,687	—	2,687	2,751	—	2,751
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total loans	$28,464	$72,026	$100,490	$33,139	$76,855	$109,994

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

The following tables set forth certain information with respect to the Company's loan portfolio delinquencies by portfolio segment as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$—	$—	$530	$530	$27,934	$28,464
Commercial real estate	1,532	—	13,923	15,455	1,974,292	1,989,747
Construction	—	—	—	—	153,522	153,522
Commercial business	49	949	617	1,615	714,319	715,934
Consumer	—	—	—	—	72,026	72,026
Total loans	$1,581	$949	$15,070	$17,600	$2,942,093	$2,959,693

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$557	$—	$—	$557	$32,582	$33,139
Commercial real estate	56	—	5,901	5,957	1,925,022	1,930,979
Construction	—	—	—	—	153,778	153,778
Commercial business	1,106	17	1,273	2,396	642,925	645,321
Consumer	5	—	—	5	76,850	76,855
Total loans	$1,724	$17	$7,174	$8,915	$2,831,157	$2,840,072

There were no loans delinquent greater than 90 days and still accruing interest as of June 30, 2026 or December 31, 2025.

Loans on nonaccrual status

The following is a summary of nonaccrual loans by portfolio segment as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(In thousands)
Residential real estate	$530	$557
Commercial real estate	13,923	14,445
Commercial business	1,404	1,302
Construction	—	—
Consumer	—	—
Total	$15,857	$16,304

Interest income on loans that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the six months ended June 30, 2026 and 2025 was $0.8 million and $1.1 million, respectively.

At June 30, 2026 and December 31, 2025, there were no commitments to lend additional funds to any borrower on nonaccrual status. Nonaccrual loans with no specific reserve totaled $15.9 million and $16.3 million at June 30, 2026 and December 31, 2025, respectively, as these loans were deemed to be adequately collateralized.

Individually evaluated loans

An individually evaluated loan is generally one for which it is probable, based on current information, that the Company will not collect all the amounts due in accordance with the contractual terms of the loan. Individually evaluated loans are individually evaluated for credit losses.

The Company also individually evaluates all insurance premium loans within the Consumer portfolio segment, irrespective of credit risk ratings.

The following table summarizes individually evaluated loans by portfolio segment as of June 30, 2026 and December 31, 2025.

	Carrying Amount		Unpaid Principal Balance		Associated ACL-Loans
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
	(In thousands)
Individually evaluated loans without a valuation allowance:
Residential real estate	$2,687	$2,751	$3,054	$3,098	$—	$—
Commercial real estate	42,158	35,767	51,964	45,462	—	—
Construction	—	—	—	—	—	—
Commercial business	1,676	1,595	2,391	2,290	—	—
Consumer	25,852	38,820	25,852	38,820	—	—
Total individually evaluated loans without a valuation allowance	$72,373	$78,933	$83,261	$89,670	$—	$—

Individually evaluated loans with a valuation allowance:
Residential real estate	$—	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total individually evaluated loans with a valuation allowance	—	—	—	—	—	—
Total individually evaluated loans	$72,373	$78,933	$83,261	$89,670	$—	$—

The following tables summarize the average carrying amount of individually evaluated loans and interest income recognized on individually evaluated loans by portfolio segment for the three and six months ended June 30, 2026 and 2025:

	Average Carrying Amount		Interest Income Recognized
	Three Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Individually evaluated loans without a valuation allowance:
Residential real estate	$2,700	$2,979	$42	$43
Commercial real estate	42,602	17,371	513	84
Commercial business	1,685	7,000	55	55
Construction	—	—	—	—
Consumer	25,380	40,489	357	382
Total individually evaluated loans without a valuation allowance	$72,367	$67,839	$967	$564
Individually evaluated loans with a valuation allowance:
Residential real estate	$—	$—	$—	$—
Commercial real estate	—	—	—	—
Commercial business	—	—	—	—
Construction	—	—	—	—
Consumer	—	—	—	—
Total individually evaluated loans with a valuation allowance	—	—	—	—
Total individually evaluated loans	$72,367	$67,839	$967	$564

	Average Carrying Amount		Interest Income Recognized
	Six Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Individually evaluated loans without a valuation allowance:
Residential real estate	$2,715	$3,025	$84	$103
Commercial real estate	44,648	17,766	1,033	129
Commercial business	1,774	7,322	105	70
Construction	—	—	—	—
Consumer	29,825	47,369	646	775
Total individually evaluated loans without a valuation allowance	$78,962	$75,482	$1,868	$1,077
Individually evaluated loans with a valuation allowance:
Residential real estate	$—	$—	$—	$—
Commercial real estate	—	—	—	—
Commercial business	—	—	—	—
Construction	—	—	—	—
Consumer	—	—	—	—
Total individually evaluated loans with a valuation allowance	—	—	—	—
Total individually evaluated loans	$78,962	$75,482	$1,868	$1,077

Loan Modifications

A loan will be considered modified as defined by ASC 326 when both of the following conditions are met: 1) the borrower is experiencing financial difficulties and 2) the modification constitutes a direct change in contractual cash flows for a significant period of time. Modified terms are dependent upon the financial position and needs of the individual borrower.

There were two new loan modifications reportable under ASC 326 at June 30, 2026 for $0.8 million. There was one new loan modification reportable under ASC 326 for $0.3 million at December 31, 2025. There were two nonaccrual modified loans at June 30, 2026. There was one nonaccrual modified loan at December 31, 2025. There were no loans modified that re-defaulted at June 30, 2026 or December 31, 2025.

Allowance for credit losses (ACL)-Unfunded Commitments

The Company has recorded ACL-Unfunded Commitments in Accrued expenses and other liabilities. The provision is recorded within the Provision for credit losses on the Company’s Consolidated Statements of Income. The following table presents a roll forward of the ACL-Unfunded Commitments for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Balance at beginning of period	$415	$682	$488	$756
Provision (credit) for credit losses (unfunded commitments)	183	(80)	110	(154)
Balance at end of period	$598	$602	$598	$602

Components of Provision (Credit) for Credit Losses

The following table summarizes the Provision for credit losses for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Provision (credit) for credit losses (loans)	$1,045	$(331)	$89	$206
Provision (credit) for credit losses (unfunded commitments)	183	(80)	110	(154)
Provision (credit) for credit losses	$1,228	$(411)	$199	$52

4. Shareholders' Equity

Common Stock

The Company has 10,000,000 shares authorized and 7,973,180 shares issued and outstanding at June 30, 2026 and 10,000,000 shares authorized and 7,899,943 shares issued and outstanding at December 31, 2025. The Company's stock is traded on the Nasdaq Global Market under the ticker symbol BWFG.

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

The Company intends to accomplish the share repurchases through open-market transactions, although the Company may accomplish repurchases through other means, such as privately negotiated transactions. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The Plan does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company's discretion.

During the six months ended June 30, 2026, the Company purchased 3,317 shares of its common stock at a weighted average price of $45.32 per share. During the year ended December 31, 2025, the Company purchased 44,550 shares of its common stock at a weighted average price of $29.93 per share.

5. Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives. The Company's derivative instruments are utilized to manage economic risks, including interest rate risk. Changes in fair value of the Company's cash flow swap derivatives are primarily driven by changes in interest rates and recognized in other comprehensive income. The Company’s total comprehensive income or loss for the three and six months ended June 30, 2026 and June 30, 2025 is reported in the Consolidated Statements of Comprehensive Income.

The following tables present the changes in accumulated other comprehensive (loss) income by component, net of tax for the three and six months ended June 30, 2026 and June 30, 2025:

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at March 31, 2026	$(2,074)	$1,599	$(475)
Other comprehensive (loss) income before reclassifications, net of tax	(276)	223	(53)
Amounts reclassified from accumulated other comprehensive (loss), net of tax	—	(42)	(42)
Net other comprehensive (loss) income	(276)	181	(95)
Balance at June 30, 2026	$(2,350)	$1,780	$(570)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at March 31, 2025	$(2,916)	$1,720	$(1,196)
Other comprehensive income (loss) before reclassifications, net of tax	504	(68)	436
Amounts reclassified from accumulated other comprehensive (loss), net of tax	—	(143)	(143)
Net other comprehensive income (loss)	504	(211)	293
Balance at June 30, 2025	$(2,412)	$1,509	$(903)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2025	$(1,774)	$1,558	$(216)
Other comprehensive (loss) income before reclassifications, net of tax	(576)	311	(265)
Amounts reclassified from accumulated other comprehensive (loss), net of tax	—	(89)	(89)
Net other comprehensive (loss) income	(576)	222	(354)
Balance at June 30, 2026	$(2,350)	$1,780	$(570)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2024	$(3,832)	$2,588	$(1,244)
Other comprehensive income (loss) before reclassifications, net of tax	1,420	(469)	951
Amounts reclassified from accumulated other comprehensive (loss), net of tax	—	(610)	(610)
Net other comprehensive income (loss)	1,420	(1,079)	341
Balance at June 30, 2025	$(2,412)	$1,509	$(903)

The following table provides information for the items reclassified from accumulated other comprehensive income or loss:

Accumulated Other Comprehensive Income Components	Three Months Ended June 30,		Six Months Ended June 30,		Associated Line Item in the Consolidated Statements of Income
	2026	2025	2026	2025
	(In thousands)
Derivatives:
Unrealized gains on derivatives	$57	$187	$116	$799	Interest expense on borrowings
Tax expense	(13)	(44)	(27)	(189)	Income tax expense
Net of tax	$44	$143	$89	$610

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

The following table is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Net income	$12,372	$9,088	$23,647	$15,976
Dividends to participating securities(1)	(26)	(26)	(52)	(53)
Undistributed earnings allocated to participating securities(1)	(175)	(126)	(333)	(241)
Net income for earnings per share calculation	$12,171	$8,936	$23,262	$15,682

Weighted average shares outstanding, basic	7,856,210	7,777,469	7,790,596	7,724,143
Effect of dilutive equity-based awards(2)	124,763	42,359	86,562	71,677
Weighted average shares outstanding, diluted	7,980,973	7,819,828	7,877,158	7,795,820
Net earnings per common share:
Basic earnings per common share	$1.55	$1.15	$2.99	$2.03
Diluted earnings per common share	$1.52	$1.14	$2.95	$2.01
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

As of June 30, 2026, the Bank and Company met all capital adequacy requirements to which they are subject. There are no conditions or events since then that management believes have changed this conclusion.

The capital amounts and ratios for the Bank and the Company at June 30, 2026 and December 31, 2025 were as follows:

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
June 30, 2026
Common Equity Tier 1 Capital to Risk-Weighted Assets	$351,649	11.67%	$210,982	7.00%	$195,912	6.50%
Tier I Capital to Risk-Weighted Assets	351,649	11.67%	256,193	8.50%	241,123	8.00%
Total Capital to Risk-Weighted Assets	382,874	12.70%	316,473	10.50%	301,403	10.00%
Tier I Capital to Average Assets	351,649	10.39%	135,429	4.00%	169,286	5.00%
			Minimum Regulatory Capital Required for Capital Adequacy		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Financial Group, Inc.
June 30, 2026
Common Equity Tier 1 Capital to Risk-Weighted Assets	$319,886	10.58%	$136,047	4.50%	$196,513	6.50%
Tier I Capital to Risk-Weighted Assets	319,886	10.58%	181,397	6.00%	241,862	8.00%
Total Capital to Risk-Weighted Assets	420,931	13.92%	241,862	8.00%	302,328	10.00%
Tier I Capital to Average Assets	319,886	9.41%	135,926	4.00%	169,908	5.00%

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
December 31, 2025
Common Equity Tier 1 Capital to Risk-Weighted Assets	$344,979	11.87%	$203,425	7.00%	$188,895	6.50%
Tier I Capital to Risk-Weighted Assets	344,979	11.87%	247,017	8.50%	232,486	8.00%
Total Capital to Risk-Weighted Assets	376,171	12.94%	305,138	10.50%	290,608	10.00%
Tier I Capital to Average Assets	344,979	10.56%	130,725	4.00%	163,406	5.00%
			Minimum Regulatory Capital Required for Capital Adequacy		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Financial Group, Inc.
December 31, 2025
Common Equity Tier 1 Capital to Risk-Weighted Assets	$298,121	10.23%	$131,112	4.50%	$189,385	6.50%
Tier I Capital to Risk-Weighted Assets	298,121	10.23%	174,816	6.00%	233,089	8.00%
Total Capital to Risk-Weighted Assets	399,010	13.69%	233,089	8.00%	291,361	10.00%
Tier I Capital to Average Assets	298,121	9.11%	130,961	4.00%	163,701	5.00%

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

Reserve Requirements on Cash

The Bank was not required to maintain a minimum reserve balance in the Federal Reserve Bank (FRB) at June 30, 2026 or December 31, 2025.

8. Deposits

At June 30, 2026 and December 31, 2025, deposits consisted of the following:

	June 30, 2026	December 31, 2025
	(In thousands)
Noninterest bearing demand deposit accounts	$472,008	$403,652
Interest bearing accounts:
NOW	133,032	90,205
Money market	1,175,536	1,007,844
Savings	98,626	97,418
Time certificates of deposit	1,121,328	1,230,362
Total interest bearing accounts	2,528,522	2,425,829
Total deposits	$3,000,530	$2,829,481

Maturities of time certificates of deposit as of June 30, 2026 and December 31, 2025 are summarized below:

	June 30, 2026	December 31, 2025
	(In thousands)
2026	$726,748	$1,224,995
2027	393,096	4,271
2028	1,424	1,038
2029	34	33
2030 and thereafter	26	25
Total	$1,121,328	$1,230,362
The aggregate amount of individual certificate accounts, with balances of $250,000 or more, was approximately $228.1 million at June 30, 2026 and $245.0 million at December 31, 2025.
Brokered certificates of deposits totaled $453.0 million at June 30, 2026 and $505.0 million at December 31, 2025, respectively. Brokered money market accounts totaled $53.7 million at June 30, 2026 and $53.7 million at December 31, 2025, respectively. Certificates of deposits from national listing services were $26.8 million and $42.3 million as of June 30, 2026 and December 31, 2025, respectively. There were no one-way buy Certificate of Deposit Account Registry Service ("CDARS") or one-way buy Insured Cash Sweep Service ("ICS") at June 30, 2026 or December 31, 2025. Brokered deposits are comprised of Brokered CDs, brokered money market accounts, one-way buy CDARS, and one-way buy ICS.
The following table summarizes interest expense on deposits by account type for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
NOW	$59	$77	$108	$187
Money market	9,681	8,579	18,746	17,100
Savings	677	667	1,349	1,325
Time certificates of deposits	10,850	13,760	22,994	29,243
Total interest expense on deposits	$21,267	$23,083	$43,197	$47,855

9. Stock-Based Compensation

Equity award plans

The Company has unvested restricted stock outstanding under the 2022 Bankwell Financial Group, Inc. Stock Plan, or the “2022 Plan”. All equity awards made under the 2022 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. Although the 2022 Plan authorizes multiple forms of equity grants, to date, all equity awards under the 2022 Plan have been in the form of restricted stock. At June 30, 2026, there were 197,746 shares reserved for future issuance under the 2022 Plan.

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.

The following table presents the activity for restricted stock for the six months ended June 30, 2026:

	Six Months Ended June 30, 2026
	Number of Shares		Weighted Average Grant Date Fair Value
Unvested at beginning of period	206,822	(1)	$31.74
Granted	76,845	(2)	50.38
Vested	(81,136)	(3)	49.89
Forfeited	(291)		47.88
Unvested at end of period	202,240
(1)    Includes 74,921 shares of performance based restricted stock.
(2)    Includes 14,618 shares of performance based restricted stock.
(3)    Includes 16,664 shares of performance based restricted stock.

The total fair value of restricted stock awards vested during the six months ended June 30, 2026 was $4.0 million.

The Company's restricted stock expense for the six months ended June 30, 2026 and June 30, 2025 was $2.0 million and $0.9 million, respectively. At June 30, 2026, there was $5.8 million of unrecognized stock compensation expense for restricted stock, expected to be recognized over a weighted average period of 1.4 years.

Performance Based Restricted Stock: The Company has 72,875 shares of performance based restricted stock outstanding as of June 30, 2026 pursuant to the Company’s 2022 Plan. Awards granted prior to 2025 generally vest in equal annual installments over a three-year service period, provided certain performance metrics are met. In 2025, the Company transitioned to three-year cliff vesting for performance-based awards. The share quantity that ultimately vests can range between 0% and 150%, (200% for awards granted prior to 2022 and 150% for awards granted after 2023), which is dependent on the degree to which the performance metrics are met. The Company records an expense over the vesting period based on (a) the probability that the performance metrics will be met and (b) the fair market value of the Company’s stock at the date of the grant.

10. Derivative Instruments

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, and duration of its funding along with the use of interest rate derivative financial instruments, namely interest rate swaps. The Company does not use derivatives for speculative purposes. As of June 30, 2026, the Company was a party to one cash flow swap, designated as a hedging instrument, to add stability to interest expense and to manage its exposure to the variability of the future cash flows attributable to the contractually specified interest rate. The notional amount for the swap is $25 million and the Company has entered into a pay-fixed cash flow swap to convert rolling 90-day Federal Home Loan Bank advances or brokered deposits. Cash flow swaps with a positive fair value are recorded as other assets and cash flow swaps with a negative fair value are recorded as other liabilities on the Consolidated Balance Sheets.

The Company entered into one pay-fixed portfolio layer method fair value swap, designated as a hedging instrument, with a total notional amount of $150 million. The Company designated the fair value swap under the portfolio layer method (“PLM”). Under this method, the hedged item was designated as a hedged layer of a closed portfolio of financial loans that is anticipated to remain outstanding for the designated hedged period. Adjustments were made to record the swap at fair value on the Consolidated Balance Sheets, with changes in fair value recognized in interest income. The carrying value of the fair value swap on the Consolidated Balance Sheets was also adjusted through interest income, based on changes in fair value attributable to changes in the hedged risk. The pay-fixed portfolio layer method fair value swap matured in the first quarter of 2026.

The following table represents the carrying value of the portfolio layer method hedged asset and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
	Carrying Value of Hedged Asset		Hedged Items
	(In thousands)
Fixed Rate Asset (1)	$—	$150,142	$—	$(108)

(1) The amount includes the amortized cost basis of the closed portfolio of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. As of December 31, 2025, the amortized cost basis of the closed portfolio used in this hedging relationship was $470.6 million, the cumulative basis adjustments associated with this hedging relationship was $0.2 million, respectively. As of December 31, 2025, the amount of the designated hedged item was $150.0 million.

As of June 30, 2026, the Company has interest rate swaps not designated as hedging instruments, to minimize interest rate risk exposure with loans to clients.

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

Information about derivative instruments at June 30, 2026 and December 31, 2025 is as follows:

	As of June 30, 2026
	Derivative Assets			Derivative Liabilities
	Original Notional Amount	Balance Sheet Location	Fair Value	Original Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swap	$25,000	Other assets	$2,222	$—	Accrued expenses and other liabilities	$—
Fair value swap	$—	Other assets	$—	$—	Accrued expenses and other liabilities	$—

Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$38,500	Other assets	$3,257	$38,500	Accrued expenses and other liabilities	$3,257

(1) Represents interest rate swaps with commercial banking clients, which are offset by derivatives with a third party.

Accrued interest receivables related to interest rate swaps as of June 30, 2026 totaled $0.1 million and is excluded from the fair value presented in the table above. The fair value of interest rate swaps in a net asset position, including accrued interest, totaled $2.3 million as of June 30, 2026.

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

Changes in the consolidated statements of comprehensive income (loss) related to interest rate derivatives designated as hedges of cash flows were as follows for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Interest rate swaps designated as cash flow hedges:
Unrealized gain (loss) recognized in accumulated other comprehensive income before reclassifications	$293	$(92)	$406	$(614)
Amounts reclassified from accumulated other comprehensive income	(56)	(185)	(115)	(797)
Income tax (expense) benefit on items recognized in accumulated other comprehensive income	(56)	66	(69)	332
Other comprehensive income (loss)	$181	$(211)	$222	$(1,079)

The above unrealized gains and losses are reflective of market interest rates as of the respective balance sheet dates. Generally, a lower interest rate environment will result in a negative impact to comprehensive income whereas a higher interest rate environment will result in a positive impact to comprehensive income.

The following table summarizes the effect of the fair value hedging relationship recognized in the consolidated statements of income for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
(Loss) gain on fair value hedging relationship:
Hedged asset	$—	$(162)	$(142)	$(20)
Fair value derivative designated as hedging instrument	—	202	3	104
Total gain (loss) recognized in the consolidated statements of income within interest and fees on loans	$—	$40	$(139)	$84

The following tables summarize gross and net information about derivative instruments that are offset in the Consolidated Balance Sheets at June 30, 2026 and December 31, 2025:

	June 30, 2026
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets	$5,534	$—	$5,534	$—	$5,449	$85
(1) Includes accrued interest receivable totaling $55 thousand.

	June 30, 2026
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivative liabilities	$3,292	$—	$3,292	$—	$—	$3,292
(1) Includes accrued interest payable totaling $34 thousand.

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction. The estimated fair value amounts have been measured as of the respective period ends and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

The carrying values, fair values and placement in the fair value hierarchy of the Company's financial instruments at June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$191,378	$191,378	$191,378	$—	$—
Federal funds sold	12,018	12,018	12,018	—	—
Marketable equity securities	2,263	2,263	2,263	—	—
Available for sale securities	174,036	174,036	64,384	109,652	—
Held to maturity securities	29,314	30,814	—	—	30,814
Loans receivable, net	2,924,890	2,920,772	—	—	2,920,772
Accrued interest receivable	16,270	16,270	—	16,270	—
FHLB stock	3,143	3,143	—	3,143	—
Servicing asset, net of valuation allowance	1,641	1,641	—	—	1,641
Derivative asset	5,479	5,479	—	5,479	—

Financial Liabilities:
Noninterest bearing deposits	$472,008	$472,008	$—	$472,008	$—
NOW and money market	1,308,568	1,308,568	—	1,308,568	—
Savings	98,626	98,626	—	98,626	—
Time deposits	1,121,328	1,120,687	—	—	1,120,687
Accrued interest payable	9,843	9,843	—	9,843	—
Advances from the FHLB	30,000	29,997	—	—	29,997
Subordinated debentures	69,820	69,625	—	—	69,625
Servicing liability	—	—	—	—	—
Derivative liability	3,258	3,258	—	3,258	—

	December 31, 2025
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$214,567	$214,567	$214,567	$—	$—
Federal funds sold	10,354	10,354	10,354	—	—
Marketable equity securities	2,248	2,248	2,248	—	—
Available for sale securities	160,409	160,409	74,668	85,741	—
Held to maturity securities	29,465	31,045	—	—	31,045
Loans receivable, net	2,804,441	2,811,784	—	—	2,811,784
Accrued interest receivable	16,143	16,143	—	16,143	—
FHLB stock	6,207	6,207	—	6,207	—
Servicing asset, net of valuation allowance	1,035	1,035	—	—	1,035
Derivative asset	4,970	4,970	—	4,970	—

Financial Liabilities:
Noninterest bearing deposits	$403,652	$403,652	$—	$403,652	$—
NOW and money market	1,098,049	1,098,049	—	1,098,049	—
Savings	97,418	97,418	—	97,418	—
Time deposits	1,230,362	1,232,581	—	—	1,232,581
Accrued interest payable	9,019	9,019	—	9,019	—
Advances from the FHLB	110,000	110,008	—	—	110,008
Subordinated debentures	69,697	70,075	—	—	70,075
Servicing liability	—	—	—	—	—
Derivative liability	3,201	3,201	—	3,201	—

The following methods and assumptions were used by management in estimating the fair value of its financial instruments:

Cash and due from banks, federal funds sold, accrued interest receivable and accrued interest payable: The carrying amount is a reasonable estimate of fair value.

Marketable equity securities and available for sale securities: Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The majority of the available for sale securities are considered to be Level 2 as other observable inputs are utilized, such as quoted prices for similar securities. Level 1 investment securities include investments in U.S. Treasury notes and in marketable equity securities for which a quoted price is readily available in the market. Level 3 held to maturity securities represent private placement municipal housing authority bonds for which no quoted market price is available. The fair value for these securities is estimated using a discounted cash flow model, using discount rates ranging from 4.3% to 6.5% as of June 30, 2026 and 4.1% to 6.4% as of December 31, 2025. These securities are CRA eligible investments.

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

Off-balance-sheet instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at June 30, 2026 and December 31, 2025.

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

Financial instruments measured at fair value on a recurring basis

The following table details the financial instruments carried at fair value on a recurring basis at June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the six months ended June 30, 2026 and for the year ended December 31, 2025.

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
June 30, 2026:
Marketable equity securities	$2,263	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	64,384	101,977	—
Corporate bonds	—	7,675	—
Derivative asset	—	5,479	—
Derivative liability	—	3,258	—

December 31, 2025:
Marketable equity securities	$2,248	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	74,668	75,256	—
Corporate bonds	—	10,845	—
Derivative asset	—	4,970	—
Derivative liability	—	3,201	—

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

The following table details the financial instruments measured at fair value on a nonrecurring basis at June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
June 30, 2026:
Individually evaluated loans	$—	$—	$72,373
Servicing asset, net	—	—	1,641

December 31, 2025:
Individually evaluated loans	$—	$—	$78,933
Servicing asset, net	—	—	1,035

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at June 30, 2026 and December 31, 2025:

	Fair Value	Valuation Methodology	Unobservable Input	Range
	(Dollars in thousands)
June 30, 2026:
Individually evaluated loans	$41,159	Appraisals	Discount to appraised value	0.00% - 8.00%
	25,380	Appraisals, cash surrender value life insurance, securities, cash held as collateral	Discounts to appraised value and securities value	—% - 10.00%
	5,834	Discounted cash flows	Discount rate	3.38% - 10.25%
	$72,373

Servicing asset, net	$1,641	Discounted cash flows	Discount rate	10.00%
			Prepayment rate	3.00% - 18.00%
December 31, 2025:
Individually evaluated loans	$37,036	Appraisals	Discount to appraised value	5.00% - 8.00%
	38,820	Appraisals, cash surrender value life insurance, securities, cash held as collateral	Discounts to appraised value and securities value	—% - 8.00%
	3,077	Discounted cash flows	Discount rate	3.38% - 10.25%
	$78,933

Servicing asset, net	$1,035	Discounted cash flows	Discount rate	10.00%
			Prepayment rate	3.00% - 18.00%

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

The Company incurred certain costs associated with the issuance of its subordinated debt. The Company capitalized these costs and they have been presented within subordinated debentures on the consolidated balance sheets. At June 30, 2026 and December 31, 2025, unamortized debt issuance costs were $0.2 million and $0.3 million, respectively. Debt issuance costs amortize over the expected life of the related debt. For the three months ended June 30, 2026 and 2025 the amortization expense for debt issuance costs were $62 thousand and $62 thousand, respectively, and were recognized as an increase to interest expense on borrowings within the Consolidated Statements of Income. For the six months ended June 30, 2026 and 2025 the amortization expense for debt issuance costs were $123 thousand and $123 thousand, respectively.

The Company recognized $0.8 million and $0.8 million in interest expense related to its subordinated debt for the three-month periods ended June 30, 2026 and 2025, respectively. The Company recognized $1.6 million and $1.6 million in interest expense related to its subordinated debt for the six-month periods ended June 30, 2026 and 2025, respectively.

14. Subsequent Events

On July 22, 2026, the Company’s Board of Directors declared a $0.20 per share cash dividend, payable on August 21, 2026, to shareholders of record on August 10, 2026.

Subsequent to June 30, 2026, the Company provided notice on July 7, 2026 to terminate a vendor service agreement in connection with its core system conversion and technology modernization efforts.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our results of operations and financial condition are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from our current estimates, as a result of changing conditions and future events. We believe that accounting estimates related to the measurement of the ACL-Loans and ACL-Securities are particularly critical and susceptible to significant near-term change.

Earnings and Performance Overview

Revenues (net interest income plus noninterest income) for the three months ended June 30, 2026 were $32.8 million, versus $25.9 million for the three months ended June 30, 2025. Revenues for the six months ended June 30, 2026 were $63.0 million, versus $49.5 million for the six months ended June 30, 2025. The increase in revenues for the three months ended June 30, 2026 was attributable to a decrease in interest expense on deposits and higher interest income. The increase in revenues for the six months ended June 30, 2026 was attributable to a decrease in interest expense on deposits, higher interest income, and higher gains from loan sales.

Net income available to common shareholders was $12.4 million, or $1.52 per diluted share, and $9.1 million, or $1.14 per diluted share, for the three months ended June 30, 2026 and 2025, respectively. Net income available to common shareholders was $23.6 million, or $2.95 per diluted share, and $16.0 million, or $2.01 per diluted share, for the six months ended June 30, 2026 and 2025, respectively. The increase in net income for the quarter and six months ended June 30, 2026 was primarily due to the aforementioned increase in revenues partially offset by an increase in provision for credit losses.

Returns on average shareholders' equity and average assets for the three months ended June 30, 2026 were 15.49% and 1.46%, respectively, compared to 12.98% and 1.14%, respectively, for the three months ended June 30, 2025. Returns on average shareholders' equity and average assets for the six months ended June 30, 2026 were 15.19% and 1.41%, respectively, compared to 11.59% and 1.00%, respectively, for the six months ended June 30, 2025.

Results of Operations

Net Interest Income

Net interest income is the difference between interest earned on loans and securities and interest paid on deposits and other borrowings and is the primary source of our operating income. Net interest income is affected by the level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities. Included in interest income are certain loan fees, such as deferred origination fees and late charges. We convert tax-exempt income to a fully taxable equivalent ("FTE") basis using the statutory federal income tax rate adjusted for applicable state income taxes net of the related federal tax benefit. The average balances are principally daily averages. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments. Premium amortization and discount accretion are included in the respective interest income and interest expense amounts.

FTE net interest income for the three months ended June 30, 2026 and 2025 was $29.6 million and $24.1 million, respectively. FTE net interest income for the six months ended June 30, 2026 and 2025 was $56.6 million and $46.3 million, respectively.

FTE interest income for the three months ended June 30, 2026 increased by $3.6 million, or 7.3%, to $52.3 million, compared to FTE interest income for the three months ended June 30, 2025. FTE interest income for the six months ended June 30, 2026 increased by $5.6 million, or 5.7%, to $103.0 million, compared to FTE interest income for the six months ended June 30, 2025. This increase was due to an increase in average loan balances.

Interest expense for the three months ended June 30, 2026 decreased by $2.0 million compared to interest expense for the three months ended June 30, 2025. Interest expense for the six months ended June 30, 2026 decreased by $4.7 million compared to interest expense for the six months ended June 30, 2025. The decrease in interest expense for the three and six months ended June 30, 2026 was driven by a decrease in interest expense on deposits, resulting from a decrease in rates on interest bearing deposits and improved deposit mix.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables present the average balances and yields earned on interest earning assets and average balances and weighted average rates paid on our funding liabilities for the three and six months ended June 30, 2026 and 2025.

	For the Quarter Ended
	June 30, 2026			June 30, 2025
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets:
Cash and Fed funds sold	$232,612	$1,894	3.26%	$296,054	$3,043	4.12%
Securities(1)	196,622	1,941	3.95	149,475	1,535	4.11
Loans:
Commercial real estate	1,908,622	30,597	6.34	1,788,354	27,427	6.07
Residential real estate	29,597	415	5.60	37,549	597	6.36
Construction	153,259	2,776	7.17	196,373	3,851	7.76
Commercial business	719,041	13,617	7.49	558,237	11,195	7.93
Consumer	65,680	1,018	6.22	72,137	1,058	5.88
Total loans	2,876,199	48,423	6.66	2,652,650	44,128	6.58
Federal Home Loan Bank stock	4,441	89	8.06	5,000	86	6.85
Total earning assets	3,309,874	$52,347	6.26%	3,103,179	$48,792	6.22%
Other assets	92,463			88,967
Total assets	$3,402,337			$3,192,146

Liabilities and shareholders' equity:
Interest bearing liabilities:
NOW	$109,018	$59	0.22%	$107,818	$77	0.29%
Money market	1,143,254	9,681	3.40	898,777	8,579	3.83
Savings	99,360	677	2.73	91,415	667	2.93
Time	1,110,658	10,850	3.92	1,273,372	13,760	4.33
Total interest bearing deposits	2,462,290	21,267	3.46	2,371,382	23,083	3.90
Borrowed Money	130,824	1,466	4.49	138,380	1,630	4.72
Total interest bearing liabilities	2,593,114	$22,733	3.52%	2,509,762	$24,713	3.95%
Noninterest bearing deposits	443,870			352,623
Other liabilities	44,921			48,956
Total liabilities	3,081,905			2,911,341
Shareholders' equity	320,432			280,805
Total liabilities and shareholders' equity	$3,402,337			$3,192,146
Net interest income(2)		$29,614			$24,079
Interest rate spread			2.74%			2.27%
Net interest margin(3)			3.58%			3.10%
(1)Average balances and yields for securities are based on amortized cost.
(2)The adjustment for securities and loans taxable equivalency amounted to $111 thousand and $143 thousand for the three months ended June 30, 2026 and 2025, respectively.
(3)Annualized net interest income as a percentage of earning assets.
(4)Yields are calculated using the contractual day count convention for each respective product type.

	For the Six Months Ended
	June 30, 2026			June 30, 2025
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets:
Cash and Fed funds sold	$238,382	$3,859	3.26%	$322,498	$6,600	4.13%
Securities(1)	194,382	3,771	3.88	150,059	3,011	4.01
Loans:
Commercial real estate	1,904,478	60,108	6.28	1,818,282	55,710	6.09
Residential real estate	30,931	879	5.68	39,544	1,230	6.22
Construction	158,465	5,715	7.17	187,674	7,320	7.76
Commercial business	700,801	26,433	7.50	533,310	21,204	7.91
Consumer	69,935	2,075	5.98	76,784	2,139	5.62
Total loans	2,864,610	95,210	6.61	2,655,594	87,603	6.56
Federal Home Loan Bank stock	5,111	153	6.05	4,799	196	8.21
Total earning assets	3,302,485	$102,993	6.20%	3,132,950	$97,410	6.18%
Other assets	89,445			89,353
Total assets	$3,391,930			$3,222,303

Liabilities and shareholders' equity:
Interest bearing liabilities:
NOW	$103,703	$108	0.21%	$103,675	$187	0.36%
Money market	1,101,059	18,746	3.43	896,084	17,100	3.85
Savings	98,544	1,349	2.76	89,800	1,325	2.98
Time	1,164,124	22,994	3.98	1,325,630	29,243	4.45
Total interest bearing deposits	2,467,430	43,197	3.53	2,415,189	47,855	4.00
Borrowed Money	143,562	3,186	4.47	136,161	3,269	4.84
Total interest bearing liabilities	2,610,992	$46,383	3.58%	2,551,350	$51,124	4.04%
Noninterest bearing deposits	422,066			343,261
Other liabilities	44,944			49,752
Total liabilities	3,078,002			2,944,363
Shareholders' equity	313,928			277,940
Total liabilities and shareholders' equity	$3,391,930			$3,222,303
Net interest income(2)		$56,610			$46,286
Interest rate spread			2.62%			2.14%
Net interest margin(3)			3.43%			2.95%
(1)Average balances and yields for securities are based on amortized cost.
(2)The adjustment for securities and loans taxable equivalency amounted to $221 thousand and $285 thousand for the six months ended June 30, 2026 and 2025, respectively.
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

	Three Months Ended June 30, 2026 vs 2025 Increase (Decrease)			Six Months Ended June 30, 2026 vs 2025 Increase (Decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Cash and Fed funds sold	$(585)	$(565)	$(1,150)	$(1,525)	$(1,217)	$(2,742)
Securities	467	(61)	406	863	(103)	760
Loans:
Commercial real estate	1,894	1,276	3,170	2,689	1,708	4,397
Residential real estate	(117)	(66)	(183)	(251)	(100)	(351)
Construction	(798)	(276)	(1,074)	(1,082)	(522)	(1,604)
Commercial business	3,077	(655)	2,422	6,370	(1,141)	5,229
Consumer	(98)	58	(40)	(198)	134	(64)
Total loans	3,958	337	4,295	7,528	79	7,607
Federal Home Loan Bank stock	(10)	14	4	12	(54)	(42)
Total change in interest and dividend income	3,830	(275)	3,555	6,878	(1,295)	5,583
Interest expense:
Deposits:
NOW	1	(19)	(18)	—	(79)	(79)
Money market	2,150	(1,048)	1,102	3,630	(1,984)	1,646
Savings	56	(45)	11	124	(100)	24
Time	(1,665)	(1,245)	(2,910)	(3,369)	(2,880)	(6,249)
Total deposits	542	(2,357)	(1,815)	385	(5,043)	(4,658)
Borrowed money	(87)	(77)	(164)	175	(258)	(83)
Total change in interest expense	455	(2,434)	(1,979)	560	(5,301)	(4,741)
Change in net interest income	$3,375	$2,159	$5,534	$6,318	$4,006	$10,324

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

The provision for credit losses for the three months ended June 30, 2026 was $1.2 million compared to a credit for credit losses of $0.4 million for the three months ended June 30, 2025. The provision for credit losses for the six months ended June 30, 2026 was $0.2 million compared to a provision for credit losses of $0.1 million for the six months ended June 30, 2025.

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of fees generated from sales and referrals of loans, deposit relationships with our clients, and income earned on bank-owned life insurance.

The following tables compare noninterest income for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Change
(Dollars in thousands)	2026	2025	$	%
Gains and fees from sales of loans	$2,398	$1,080	$1,318	Favorable
Bank-owned life insurance	366	352	14	4.0
Service charges and fees	665	674	(9)	(1.3)
Other	(149)	(94)	(55)	58.5
Total noninterest income	$3,280	$2,012	$1,268	63.0

	Six Months Ended June 30,		Change
(Dollars in thousands)	2026	2025	$	%
Gains and fees from sales of loans	$4,823	$1,522	$3,301	Favorable
Bank-owned life insurance	724	696	28	4.0
Service charges and fees	1,445	1,276	169	13.2
Other	(369)	23	(392)	Unfavorable
Total noninterest income	$6,623	$3,517	$3,106	88.3
Noninterest income increased by $1.3 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Noninterest income increased by $3.1 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase in noninterest income for the three and six months ended June 30, 2026 was driven by higher gains from SBA loan sales.

Noninterest Expense

The following tables compare noninterest expense for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Change
(Dollars in thousands)	2026	2025	$	%
Salaries and employee benefits	$8,678	$7,521	$1,157	15.4%
Occupancy and equipment	2,816	2,505	311	12.4
Professional services	1,364	1,632	(268)	(16.4)
Data processing	694	712	(18)	(2.5)
Director fees	357	333	24	7.2
FDIC insurance	530	684	(154)	(22.5)
Marketing	129	218	(89)	(40.8)
Other	687	941	(254)	(27.0)
Total noninterest expense	$15,255	$14,546	$709	4.9%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2026	2025	$	%
Salaries and employee benefits	$18,508	$14,573	$3,935	27.0%
Occupancy and equipment	5,521	5,080	441	8.7
Professional services	2,757	3,161	(404)	(12.8)
Data processing	1,410	1,597	(187)	(11.7)
Director fees	720	681	39	5.7
FDIC insurance	1,073	1,463	(390)	(26.7)
Marketing	255	360	(105)	(29.2)
Other	1,900	1,772	128	7.2
Total noninterest expense	$32,144	$28,687	$3,457	12.1%

Noninterest expense increased by $0.7 million to $15.3 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Noninterest expense increased by $3.5 million to $32.1 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase in noninterest expense was primarily driven by an increase in salaries and employee benefits mainly related to incremental new hires in support of strategic initiatives.

Income Taxes
Income tax expense for the three months ended June 30, 2026 and 2025 totaled $3.9 million and $2.7 million, respectively. The effective tax rates for the three months ended June 30, 2026 and 2025 were 24.1% and 23.1%, respectively. Income tax expense for the six months ended June 30, 2026 and 2025 totaled $7.0 million and $4.8 million, respectively. The effective tax rates for the six months ended June 30, 2026 and 2025 were 22.9% and 23.1%, respectively.

Financial Condition

Summary

Assets totaled $3.5 billion at June 30, 2026 an increase of $115.7 million or 3.4% compared to December 31, 2025. Gross loans totaled $3.0 billion at June 30, 2026, an increase of $119.6 million or 4.2% compared to December 31, 2025. Deposits totaled $3.0 billion at June 30, 2026, an increase of $171.0 million, or 6.0% compared to December 31, 2025.

Shareholders’ equity totaled $323.5 million as of June 30, 2026, an increase of $22.0 million compared to December 31, 2025, primarily a result of net income of $23.6 million for the six months ended June 30, 2026. The increase was partially offset by dividends paid of $3.2 million.

Loan Portfolio

We originate commercial real estate loans, construction loans, commercial business loans and consumer loans in our market. We also pursue certain types of commercial lending opportunities outside our market, particularly where we have strong business relationships. Our loan portfolio is the largest category of our earning assets.

Total loans before deferred loan fees and the ACL-Loans were $3.0 billion at June 30, 2026 and $2.8 billion at December 31, 2025. Total gross loans increased $119.6 million as of June 30, 2026 compared to the year ended December 31, 2025.

The following table compares the composition of our loan portfolio for the dates indicated:

(In thousands)	At June 30, 2026	At December 31, 2025	Change
Real estate loans:
Residential	$28,464	$33,139	$(4,675)
Commercial	1,989,747	1,930,979	58,768
Construction	153,522	153,778	(256)
	2,171,733	2,117,896	53,837
Commercial business	715,934	645,321	70,613
Consumer	72,026	76,855	(4,829)
Total loans	$2,959,693	$2,840,072	$119,621

The following table compares the composition of our commercial real estate loan portfolio by non-owner occupied and owner occupied loans at June 30, 2026 and December 31, 2025:

	At June 30, 2026		At December 31, 2025		Change
	Total	%	Total	%	Total
	(Dollars in thousands)
Commercial real estate loans:
Non-owner occupied	$1,155,649	58.08%	$1,128,993	58.47%	$26,656
Owner occupied	834,098	41.92	801,851	41.53	32,247
Total commercial real estate loans(1)	$1,989,747	100.00%	$1,930,844	100.00%	$58,903
(1) Excludes the positive fair value effect of the portfolio layer swap of $135 thousand for Commercial Real Estate at December 31, 2025.

The following table compares the composition of our commercial real estate loan portfolio by property type, and collateral location as of June 30, 2026:

Commercial Real Estate	CT	NYC	All Other NY	NJ	FL	OH	PA	All Other	Total
	(Dollars in thousands)
Residential care(1)	$8,650	$36,855	$38,463	$20,800	$253,369	$116,538	$50,746	$280,852	$806,273
Multifamily	169,253	69,524	22,189	6,971	—	—	22,473	38,200	328,610
Retail	75,854	7,161	71,191	12,938	1,080	3,280	31,747	109,797	313,048
Office	48,150	8,330	9,927	28,259	2,142	—	—	40,287	137,095
Industrial / warehouse	51,272	18,523	19,026	16,600	2,597	—	—	10,627	118,645
Mixed use	47,888	60,437	2,440	—	—	—	—	—	110,765
Medical office	28,440	1,322	11,863	—	—	4,613	3,900	20,549	70,687
1-4 family investment	18,025	1,806	1,580	2,061	16,733	—	—	—	40,205
All other(2)	11,275	22,498	25,167	4,631	—	—	—	848	64,419
	$458,807	$226,456	$201,846	$92,260	$275,921	$124,431	$108,866	$501,160	$1,989,747
(1) Primarily consists of skilled nursing and assisted living facilities.
(2) Includes Special use, self storage, and land.
As of June 30, 2026, the Bank had $137.1 million of loans collateralized by offices, which represented 4.6% of the total loan portfolio. Most of the properties in this portfolio are in suburban locations. 95.3% of this portfolio was pass rated, and there was one relationship totaling $4.9 million on nonaccrual status. As of June 30, 2026, the Bank had $328.6 million of loans collateralized by multifamily properties, which represented 11.1% of the total loan portfolio. 93.2% of this portfolio is pass rated and current; these properties are all located in Connecticut, New York, or New Jersey, with nine properties, totaling $69.5 million, located in New York City. 55.8% of the New York City exposure is located in Brooklyn, 28.8% in the Bronx, 8.5% in Manhattan and the remaining 7.0% in Queens.
The following table presents an analysis of the commercial real estate portfolio's loan to value at origination and by property type as of June 30, 2026.

Commercial Real Estate	Total CRE Portfolio	Percentage of Total CRE Portfolio	Loan to Value %
	(Dollars in thousands)
Property Type
Residential care(1)	$806,273	40.5%	64.5%
Multifamily	328,610	16.5	63.5
Retail	313,048	15.7	62.7
Office	137,095	6.9	63.0
Industrial / warehouse	118,645	6.0	64.5
Mixed use	110,765	5.6	57.9
Medical office	70,687	3.6	61.4
1-4 family investment	40,205	2.0	62.4
All other	64,419	3.2	55.6
Total	$1,989,747	100.0%	63.1%
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

Credit quality indicators. To measure credit risk for the loan portfolios, the Company employs a credit risk rating system. This risk rating represents an assessed level of a loan’s risk based on the character and creditworthiness of the borrower/guarantor, the capacity of the borrower to adequately service the debt, any credit enhancements or additional sources of repayment, and the quality, value and coverage of the collateral, if any. The following table presents credit risk ratings as of June 30, 2026 and December 31, 2025:

	Credit Risk Ratings
	June 30, 2026	December 31, 2025
	(In thousands)
Pass	$2,846,177	$2,711,179
Special Mention(1)	66,995	80,429
Substandard	46,437	48,464
Doubtful	84	—
Loss	—	—
Total loans	$2,959,693	$2,840,072
(1) 98.6% and 100.0% of Risk Rated 6 loans are current on payments, 88.0% and 99.3% are guaranteed by ultra-high net worth sponsors as of June 30, 2026 and December 31, 2025, respectively.

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

Nonperforming assets. Nonperforming assets include nonaccrual loans and property acquired through foreclosures or repossession. The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(In thousands)	At June 30, 2026	At December 31, 2025
Nonaccrual loans:
Real estate loans:
Residential	$530	$557
Commercial	13,923	14,445
Commercial business	1,404	1,302
Construction	—	—
Consumer	—	—
Total nonaccrual loans	15,857	16,304
Other real estate owned	—	—
Total nonperforming assets	$15,857	$16,304

Nonperforming assets to total assets	0.46%	0.49%
Nonaccrual loans to total loans	0.54%	0.57%
ACL-loans as a % of total loans	1.03%	1.08%
ACL-loans as a % of nonperforming loans	193.15%	188.33%
Total past due loans to total loans	0.59%	0.31%

Nonaccrual loans totaled $15.9 million at June 30, 2026 and $16.3 million at December 31, 2025.

There was no Other Real Estate Owned ("OREO") at June 30, 2026 and December 31, 2025, respectively.

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

The following table presents the activity in our ACL-Loans and related ratios for the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Balance at beginning of period	$29,580	$29,485	$30,705	$29,007
Charge-offs:
Residential real estate	—	—	—	—
Commercial real estate	—	—	—	(67)
Commercial business	(13)	(15)	(161)	(15)
Consumer	(35)	(5)	(108)	(38)
Total charge-offs	(48)	(20)	(269)	(120)
Recoveries:
Residential real estate	—	—	—	—
Commercial real estate	10	—	14	—
Commercial business	8	112	23	116
Consumer	32	10	65	46
Total recoveries	50	122	102	162
Net recoveries (charge-offs)	2	102	(167)	42
Provision (credit) for credit losses - loans	1,045	(331)	89	207
Balance at end of period	$30,627	$29,256	$30,627	$29,256
Net recoveries (charge-offs) to average loans	—%	—%	—%	—%
ACL-Loans to total loans	1.03%	1.10%	1.03%	1.10%

At June 30, 2026, our ACL-Loans was $30.6 million and represented 1.03% of total loans, compared to $30.7 million or 1.08% of total loans, at December 31, 2025.

The following table presents the allocation of the ACL-Loans balance and the related allocation percentage of these loans across the total loan portfolio:

	June 30, 2026			December 31, 2025
(Dollars in thousands)	ACL-Loans Amount	ACL-Loans Percentage	Loan Segment to Total Loans Percentage	ACL-Loans Amount	ACL-Loans Percentage	Loan Segment to Total Loans Percentage
Residential real estate	$43	0.1%	1.0%	$55	0.2%	1.2%
Commercial real estate	18,828	61.6	67.2	20,255	66.0	68.0
Construction	2,431	7.9	5.2	2,251	7.3	5.4
Commercial business	7,663	25.0	24.2	6,635	21.6	22.7
Consumer	1,662	5.4	2.4	1,509	4.9	2.7
Total ACL-Loans	$30,627	100.0%	100.0%	$30,705	100.0%	100.0%

The allocation of the ACL-Loans at June 30, 2026 reflects our assessment of credit risk and probable loss within each portfolio. We believe that the level of the ACL-Loans at June 30, 2026 is appropriate to cover probable losses.

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

Investment Securities

At June 30, 2026, the carrying value of our investment securities portfolio totaled $205.6 million and represented 5.9% of total assets, compared to $192.1 million, or 5.7% of total assets, at December 31, 2025.

The net unrealized loss position on our investment portfolio at June 30, 2026 was $1.6 million and included gross unrealized gains of $1.8 million. The net unrealized loss position on our investment portfolio at December 31, 2025 was $0.7 million and included gross unrealized gains of $2.0 million.

Deposit Activities and Other Sources of Funds

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest bearing demand	$472,008	15.7%	$403,652	14.3%
NOW	133,032	4.4	90,205	3.2
Money market	1,175,536	39.2	1,007,844	35.6
Savings	98,626	3.3	97,418	3.4
Time	1,121,328	37.4	1,230,362	43.5
Total deposits	$3,000,530	100.0%	$2,829,481	100.0%

Total deposits were $3.0 billion at June 30, 2026, an increase of $171.0 million, from the balance at December 31, 2025.

Brokered certificates of deposits totaled $453.0 million at June 30, 2026 and $505.0 million at December 31, 2025, respectively. Brokered money market accounts totaled $53.7 million at June 30, 2026 and $53.7 million at December 31, 2025, respectively. Certificates of deposits from national listing services were $26.8 million and $42.3 million as of June 30, 2026 and December 31, 2025, respectively. There were no one-way buy CDARS or one-way buy ICS at June 30, 2026 or December 31, 2025. Brokered deposits are comprised of Brokered CDs, brokered money market accounts, one-way buy CDARS, and one-way buy ICS.

As of June 30, 2026, our FDIC insured deposits were $1,831.0 million, or 61% of total deposits. Additionally, deposits totaling $80.1 million, or 3% of total deposits, are secured by standby letters of credit with the Federal Home Loan Bank of Boston.
At June 30, 2026 and December 31, 2025, time deposits with a denomination of $100 thousand or more, including CDARS and brokered deposits, totaled $1.0 billion and $1.1 billion, respectively, maturing during the periods indicated in the table below:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Maturing:
Within 3 months	$252,181	$318,803
After 3 but within 6 months	378,968	352,251
After 6 months but within 1 year	325,685	379,021
After 1 year	2,259	3,265
Total	$959,093	$1,053,340

We utilize advances from the Federal Home Loan Bank of Boston, or FHLB, as part of our overall funding strategy and to meet short-term liquidity needs, and to a lesser degree, manage interest rate risk arising from the difference in asset and liability maturities. Total FHLB advances were $30.0 million and $110.0 million June 30, 2026 and December 31, 2025, respectively.

The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At June 30, 2026, the Bank had pledged $919.7 million of eligible loans and investment securities as collateral to support borrowing capacity at the FHLB. As of June 30, 2026, the Bank had immediate availability to borrow an additional $562.9 million from the FHLB based on qualified collateral.

At June 30, 2026, the Bank had a secured borrowing line with the FRB, a letter of credit with the FHLB, and unsecured lines of credit with Zions Bank, Pacific Coast Bankers Bank ("PCBB"), and Atlantic Community Bankers Bank ("ACBB"). The total borrowing line, letter, or line of credit and the amount outstanding at June 30, 2026 is summarized below:

	June 30, 2026
	Total Letter or Line of Credit	Total Outstanding
	(Dollars in thousands)
FRB	$823,309	$—
FHLB	663,418	100,552
Zions Bank	45,000	—
PCBB	38,000	—
ACBB	12,000	—
Total	$1,581,727	$100,552

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

Capital Resources

Shareholders’ equity totaled $323.5 million as of June 30, 2026, an increase of $22.0 million compared to December 31, 2025, primarily a result of net income of $23.6 million for the six months ended June 30, 2026. The increase was partially offset by dividends paid of $3.2 million.

The Bank and Company are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At June 30, 2026, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At June 30, 2026, the Bank’s ratio of Common Equity Tier 1 capital to risk-weighted assets was 11.67%, Tier 1 capital to risk-weighted assets was 11.67%, total capital to risk-weighted assets was 12.70% and Tier 1 capital to average assets was 10.39%. At June 30, 2026, the Company met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At June 30, 2026, the Company’s ratio of Common Equity Tier 1 capital to risk-weighted assets was 10.58%, Tier 1 capital to risk-weighted assets was 10.58%, total capital to risk-weighted assets was 13.92% and Tier 1 capital to average assets was 9.41%.

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

We use two sets of standard scenarios to measure net interest income at risk. For the Parallel Ramp Scenarios, rate changes are ramped over a twelve-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Parallel Shock Scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Simulation analysis involves projecting a future balance sheet structure and interest income and expense under the various rate scenarios. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than: 6% for a 100 basis point shift; 12% for a 200 basis point shift; and 18% for a 300 basis point shift. Per Company policy, the Bank should not be outside these limits for twelve consecutive months unless the Bank's forecasted capital ratios are considered to be "well capitalized". As of June 30, 2026, the Bank has met all minimum regulatory capital requirements to be considered "well capitalized".

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning June 30, 2026 and December 31, 2025:

Parallel Ramp	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	June 30, 2026	December 31, 2025
-100	0.10%	0.10%
-200	1.20	1.10
+200	1.30	1.00

Parallel Shock	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	June 30, 2026	December 31, 2025
-100	(0.80)%	(0.60)%
+100	3.00	2.20
+200	5.90	4.20
+300	9.00	6.40

Based on our model, which was run as of June 30, 2026, we estimated that over the next two years, on a cumulative basis, a 200 basis point parallel ramp increase of interest rates would increase our net interest income by 6.60%, while a 200 basis-point parallel ramp decrease in interest rates would increase net interest income by 9.00%. As of December 31, 2025, we estimated that over the next two years, on a cumulative basis, a 200 basis-point parallel ramp increase of interest rates would increase our net interest income by 6.00%, while a 200 basis-point parallel ramp decrease in interest rates would increase net interest income by 12.90%. The change in sensitivity between June 30, 2026 and December 31, 2025 was impacted by an increase in variable-rate loans.

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

The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:

	Estimated Percent Change in Economic Value of Equity ("EVE")
Rate Changes (basis points)	June 30, 2026	December 31, 2025
-100	0.10%	1.10%
+100	0.20	(1.00)
+200	(0.10)	(2.70)
+300	(0.30)	(3.70)

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

(b) Change in internal controls:

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table includes information with respect to repurchases of the Company’s Common Stock during the three-month period ended June 30, 2026 under the Company’s share repurchase program.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2026 - April 30, 2026	—	$—	—	202,133
May 1, 2026 - May 31, 2026	—	—	—	202,133
June 1, 2026 - June 30, 2026	—	—	—	202,133
Total	—	$—	—

(1) On October 28, 2024, the Company announced that on October 23, 2024, its Board of Directors authorized a share repurchase plan (the "Plan"). Under the terms of the Plan, the Company is authorized to purchase up to 250,000 shares of its outstanding common stock. To date, the Company has purchased 47,867 shares of the Company's common stock under the Plan.

The Company intends to accomplish share repurchases through open market transactions, although the Company may accomplish repurchases through other means, such as privately negotiated transactions. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws (such as Rules 10b-18 and 10b5-1 under the Securities Exchange Act of 1934) and other factors. The Plan does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company's discretion. The Company expects to fund any repurchases from cash on hand.

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

101
The following materials from Bankwell Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2026, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatting in Inline XBRL and contained in Exhibit 101)
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankwell Financial Group, Inc.
Date: August 5, 2026	/s/ Christopher R. Gruseke
Christopher R. Gruseke
Chief Executive Officer

Date: August 5, 2026	/s/ Courtney E. Sacchetti
Courtney E. Sacchetti
Executive Vice President and Chief
Financial Officer
(Principal Financial Officer)