Form 10-Q
period 2026-09-30
Bankwell Financial Group, Inc.
filed 2026-11-04
CIK 1505732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

or

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

As of October 29, 2026, there were 7,971,972 shares of the registrant’s common stock outstanding.

Bankwell Financial Group, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
Bankwell Financial Group, Inc.
Consolidated Balance Sheets - (unaudited)
(In thousands, except share data)

	September 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$239,023	$214,567
Federal funds sold	16,526	10,354
Cash and cash equivalents	255,549	224,921

Investment securities
Marketable equity securities, at fair value	2,193	2,248
Available for sale investment securities, at fair value	168,763	160,409
Held to maturity investment securities, at amortized cost (fair values of $29,524 and $31,045 at September 30, 2026 and December 31, 2025, respectively)	29,242	29,465
Total investment securities	200,198	192,122

Loans receivable (net of ACL-Loans of $30,710 at September 30, 2026 and $30,705 at December 31, 2025, respectively)	2,947,719	2,804,441
Other real estate owned	—	—
Accrued interest receivable	17,536	16,143
Federal Home Loan Bank stock, at cost	7,057	6,207
Premises and equipment, net	19,725	21,582
Bank-owned life insurance	55,303	54,207
Goodwill	2,589	2,589
Deferred income taxes, net	11,104	11,356
Other assets	38,495	26,291
Total assets	$3,555,275	$3,359,859
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$453,085	$403,652
Interest bearing deposits	2,514,595	2,425,829
Total deposits	2,967,680	2,829,481

Advances from the Federal Home Loan Bank	125,000	110,000
Subordinated debentures (face value of $70,000 and $70,000 at September 30, 2026 and December 31, 2025, respectively, less unamortized debt issuance costs of $118 and $303 at September 30, 2026 and December 31, 2025, respectively)	69,882	69,697
Accrued expenses and other liabilities	58,578	49,192
Total liabilities	3,221,140	3,058,370
Commitments and contingencies
Shareholders' equity
Common stock, no par value; 10,000,000 shares authorized, 7,971,972 and 7,899,943 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	122,909	120,118
Retained earnings	213,229	181,587
Accumulated other comprehensive loss	(2,003)	(216)
Total shareholders' equity	334,135	301,489

Total liabilities and shareholders' equity	$3,555,275	$3,359,859

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Income – (unaudited)
(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest and dividend income
Interest and fees on loans	$50,760	$46,328	$145,970	$133,931
Interest and dividends on securities	2,125	1,410	5,828	4,333
Interest on cash and cash equivalents	1,937	2,853	5,796	9,453
Total interest and dividend income	54,822	50,591	157,594	147,717

Interest expense
Interest expense on deposits	21,774	22,585	64,971	70,440
Interest expense on borrowings	1,677	2,019	4,863	5,288
Total interest expense	23,451	24,604	69,834	75,728

Net interest income	31,371	25,987	87,760	71,989

(Credit) provision for credit losses	(1,267)	372	(1,068)	424

Net interest income after (credit) provision for credit losses	32,638	25,615	88,828	71,565

Noninterest income
Bank-owned life insurance	372	359	1,096	1,055
Service charges and fees	951	779	2,396	2,055
Gains and fees from sales of loans	2,806	1,372	7,629	2,894
Other	(173)	(15)	(542)	8
Total noninterest income	3,956	2,495	10,579	6,012

Noninterest expense
Salaries and employee benefits	10,363	7,995	28,871	22,568
Occupancy and equipment	2,729	2,469	8,250	7,549
Professional services	1,500	1,412	4,257	4,573
Data processing	687	633	2,097	2,230
Director fees	357	333	1,077	1,014
FDIC insurance	585	610	1,658	2,073
Marketing	98	140	353	500
Other	3,510	1,039	5,410	2,811
Total noninterest expense	19,829	14,631	51,973	43,318
Income before income tax expense	16,765	13,479	47,434	34,259
Income tax expense	4,030	3,401	11,052	8,205
Net income	$12,735	$10,078	$36,382	$26,054

Earnings Per Common Share:
Basic	$1.60	$1.27	$4.58	$3.31
Diluted	$1.58	$1.26	$4.52	$3.27

Weighted Average Common Shares Outstanding:
Basic	7,858,046	7,774,887	7,813,326	7,741,244
Diluted	7,948,140	7,844,785	7,910,825	7,819,609
Dividends per common share	$0.20	$0.20	$0.60	$0.60

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Comprehensive Income (Loss) – (unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$12,735	$10,078	$36,382	$26,054
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains on available for sale securities	(3,292)	585	(4,046)	2,441
Reclassification adjustment for gains realized in net income	—	—	—	—
Net change in unrealized (losses) gains	(3,292)	585	(4,046)	2,441
Income tax benefit (expense)	778	(141)	956	(577)
Unrealized (losses) gains on securities, net of tax	(2,514)	444	(3,090)	1,864
Unrealized losses on interest rate swaps:
Unrealized gains (losses) on interest rate swaps	1,415	(148)	1,706	(1,559)
Income tax (expense) benefit	(334)	37	(403)	369
Unrealized gains (losses) on interest rate swaps, net of tax	1,081	(111)	1,303	(1,190)
Total other comprehensive income (loss), net of tax	(1,433)	333	(1,787)	674
Comprehensive income	$11,302	$10,411	$34,595	$26,728

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders' Equity - (unaudited)
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at June 30, 2026	7,973,180	$121,997	$202,073	$(570)	$323,500
Net income	—	—	12,735	—	12,735
Other comprehensive income, net of tax	—	—	—	(1,433)	(1,433)
Cash dividends declared ($0.20 per share)	—	—	(1,579)	—	(1,579)
Stock-based compensation expense	—	912	—	—	912
Forfeitures of restricted stock	(1,208)	—	—	—	—
Issuance of restricted stock	—	—	—	—	—
Balance at September 30, 2026	7,971,972	$122,909	$213,229	$(2,003)	$334,135

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at June 30, 2025	7,873,387	$118,698	$165,495	$(903)	$283,290
Net income	—	—	10,078	—	10,078
Other comprehensive income, net of tax	—	—	—	333	333
Cash dividends declared ($0.20 per share)	—	—	(1,565)	—	(1,565)
Stock-based compensation expense	—	655	—	—	655
Forfeitures of restricted stock	(2,119)	—	—	—	—
Issuance of restricted stock	6,175	—	—	—	—
Repurchase of common stock	—	—	—	—	—
Balance at September 30, 2025	7,877,443	$119,353	$174,008	$(570)	$292,791

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Shareholders' Equity - (unaudited)
(In thousands, except share data)

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2025	7,899,943	$120,118	$181,587	$(216)	$301,489
Net income	—	—	36,382	—	36,382
Other comprehensive income, net of tax	—	—	—	(1,787)	(1,787)
Cash dividends declared ($0.60 per share)	—	—	(4,740)	—	(4,740)
Stock-based compensation expense	—	2,941	—	—	2,941
Forfeitures of restricted stock	(1,499)	—	—	—	—
Issuance of restricted stock	76,845	—	—	—	—
Repurchase of common stock	(3,317)	(150)	—	—	(150)
Balance at September 30, 2026	7,971,972	$122,909	$213,229	$(2,003)	$334,135

	Number of Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2024	7,859,873	$119,108	$152,656	$(1,244)	$270,520
Net income	—	—	26,054	—	26,054
Other comprehensive (loss), net of tax	—	—	—	674	674
Cash dividends declared ($0.60 per share)	—	—	(4,702)	—	(4,702)
Stock-based compensation expense	—	1,579	—	—	1,579
Forfeitures of restricted stock	(16,829)	—	—	—	—
Issuance of restricted stock	78,949	—	—	—	—
Repurchase of common stock	(44,550)	(1,334)	—	—	(1,334)
Balance at September 30, 2025	7,877,443	$119,353	$174,008	$(570)	$292,791

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows – (unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$36,382	$26,054
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of premiums and discounts on investment securities	82	76
(Credit) provision for credit losses	(1,068)	424
Provision (credit) for deferred income taxes	805	(48)
Change in fair value of marketable equity securities	124	(54)
Depreciation and amortization	3,242	3,014
Amortization of debt issuance costs	185	185
Increase in cash surrender value of bank-owned life insurance	(1,096)	(1,055)
Gains and fees from sales of loans	(7,629)	(2,894)
Stock-based compensation	2,941	1,579
Loss on sale of other real estate owned, net	—	103
Change in other real estate owned	—	(140)
Net change in:
Deferred tax assets	—	554
Deferred loan fees	(730)	267
Accrued interest receivable	(1,393)	(1,099)
Other assets	(9,172)	(5,000)
Accrued expenses and other liabilities	8,232	(1,240)
Net cash provided by operating activities	30,905	20,726

Cash flows from investing activities
Proceeds from principal repayments on available for sale securities	2,945	3,307
Proceeds from principal repayments on held to maturity securities	233	177
Net proceeds from sales and calls of available for sale securities	14,000	20,000
Net proceeds from calls of held to maturity securities	—	7,500
Purchases of marketable equity securities	(69)	(51)
Purchases of available for sale securities	(29,438)	(10,006)
Purchases of held to maturity securities	—	(643)
Net increase in loans	(208,702)	(36,507)
Proceeds from sales of loans	74,680	26,364
Purchases of premises and equipment, net	(1,385)	(879)
(Purchases) proceeds of Federal Home Loan Bank stock	(851)	704
Proceeds from the sale of other real estate owned	—	8,335
Net cash (used in) provided by investing activities	(148,587)	18,301

See accompanying notes to consolidated financial statements (unaudited)

Bankwell Financial Group, Inc.
Consolidated Statements of Cash Flows - (unaudited) (Continued)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from financing activities
Net change in time certificates of deposit	$(155,812)	$(89,217)
Net change in other deposits	294,012	59,062
Payments on FHLB advances	(220,000)	(125,000)
Proceeds on FHLB advances	235,000	110,000
Dividends paid on common stock	(4,740)	(4,702)
Repurchase of common stock	(150)	(1,334)
Net cash provided by (used in) financing activities	148,310	(51,191)
Net increase (decrease) in cash and cash equivalents	30,628	(12,164)
Cash and cash equivalents:
Beginning of year	224,921	307,524
End of period	$255,549	$295,360
Supplemental disclosures of cash flows information:
Cash paid for:
Interest	$69,833	$75,731
Income taxes:
Federal	10,490	4,000
State:
New York City	376	248
New York State	893	447
Pennsylvania	150	—
Florida	390	170
New Jersey	340	300
Other	249	245
Noncash investing and financing activities:
Loans transferred to other real estate owned	$—	$1,284
Net change in unrealized gains or losses on available for sale securities	(4,046)	2,441
Net change in unrealized gains or losses on interest rate swaps	1,706	(1,559)
Transfer of loans from held-for-investment to held-for-sale	67,051	23,471

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

The Company also considers qualitative adjustments to expected credit loss estimates for information not already captured in the quantitative loss estimation models. Qualitative factor adjustments may increase or decrease management’s estimate of expected credit losses. Qualitative loss factors are based on the Company’s judgment of market conditions, changes in loan composition or concentrations, performance trends, regulatory changes, uncertainty of macroeconomic forecasts, and other asset specific risk characteristics.

When loans do not share risk characteristics with other financial assets they are evaluated individually. Management applies its normal loan review procedures in making these judgments. Individually evaluated loans consist of loans with credit quality indicators which are substandard or doubtful. The Company also individually evaluates all insurance premium loans. While insurance premium loans are classified as consumer loans, the third-party Consumer ACL model is designed for unsecured lending, whereas these loans are secured. To account for the fully secured structure of this type of loan, management determined each loan will be individually evaluated, regardless of the credit quality indicators. These loans are evaluated based upon their collateral, which primarily consists of cash, cash surrender value of life insurance, and in some cases real estate. In determining the ACL-Loans for individually evaluated loans, the Company generally applies a discounted cash flow method for instruments that are individually assessed. For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable and where the borrower is experiencing financial difficulty, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. Fair value is generally calculated based on the value of the underlying collateral less an appraisal discount and the estimated cost to sell.

ACL-Securities

The Company individually evaluates the available for sale debt securities and held to maturity securities for impairment credit losses. Available for sale securities include U.S. Treasuries, mortgage-backed securities, and corporate bonds. U.S. Treasuries and mortgage-backed securities are guaranteed by the U.S. Government and as a result, management has a zero loss expectation. No ACL-Securities was recorded for these securities as of September 30, 2026. For the corporate bond portfolio, the Company developed a metric that includes each issuer’s current credit ratings and key financial performance metrics to assess the underlying performance of each issuer. The analysis of the issuers’ performance and the intent of the Company to retain these securities support the determination that there is no expected credit loss, and therefore, no ACL-Securities were recognized on the corporate bond portfolio as of September 30, 2026. Of our held to maturity securities portfolio, four securities fair values were less than each such security's amortized cost as of September 30, 2026. Since these are highly rated state agency and municipal obligations, the Company's expectation of nonpayment of the amortized cost basis is zero. No allowance for ACL-Securities was recorded for these securities as of September 30, 2026.

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

Recently issued accounting pronouncements not yet adopted

ASU No. 2024-03—Income Statement: "Reporting Comprehensive Income - Expense Disaggregation Disclosures": The amendments in this update are to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions. The amendments in this update are effective for annual periods beginning after December 15, 2026. ASU No. 2025-01—Income Statement: "Reporting Comprehensive Income - Expense Disaggregation Disclosures": Following the issuance of Update 2024-03, this amendment clarifies the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). The update is effective for public business entities for annual reporting periods beginning after December 15, 2026. The Company believes this ASU will not have a material impact on existing disclosures and will continue to monitor for SEC action, and plan accordingly for adoption.

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

2. Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of available for sale and held to maturity securities at September 30, 2026 were as follows:

	September 30, 2026
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
Available for sale securities:
U.S. Government and agency obligations
Less than one year	$30,006	$—	$(117)	$29,889
Due from one through five years	122,174	—	(4,628)	117,546
Due from five through ten years	14,253	—	(1,055)	13,198
Due after ten years	1,698	—	(227)	1,471
Total U.S. Government and agency obligations	168,131	—	(6,027)	162,104
Corporate bonds
Due from one through five years	2,000	—	(57)	1,943
Due from five through ten years	5,000	—	(284)	4,716
Due after ten years	—	—	—	—
Total corporate bonds	7,000	—	(341)	6,659

Total available for sale securities	$175,131	$—	$(6,368)	$168,763

Held to maturity securities:
State agency and municipal obligations
Less than one year	$—	$—	$—	$—
Due from five through ten years	7,055	26	(303)	6,778
Due after ten years	22,187	781	(222)	22,746
Total held to maturity securities	$29,242	$807	$(525)	$29,524

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

There were no sales of investment securities during the nine months ended September 30, 2026, and one sale during the nine months ended September 30, 2025.

The Company had $155.7 million and $151.4 million of securities pledged as collateral with the Federal Home Loan Bank ("FHLB") at September 30, 2026 and December 31, 2025, respectively.

As of September 30, 2026 and December 31, 2025, the actual durations of the Company's available for sale securities were significantly shorter than the stated maturities.

As of September 30, 2026, the Company held marketable equity securities with a fair value of $2.2 million and an amortized cost of $2.4 million. At December 31, 2025, the Company held marketable equity securities with a fair value of $2.2 million and an amortized cost of $2.3 million. These securities represent an investment in mutual funds that have an objective to make investments for Community Reinvestment Act ("CRA") purposes.

The following tables provide information regarding available for sale securities and held to maturity securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2026 and December 31, 2025:

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)

September 30, 2026
U.S. Government and agency obligations	$121,004	$(4,244)	3.39%	$41,100	$(1,783)	4.16%	$162,104	$(6,027)	3.58%
Corporate bonds	—	—	—	6,659	(341)	4.88	6,659	(341)	4.88
Total investment securities	$121,004	$(4,244)	3.39%	$47,759	$(2,124)	4.26%	$168,763	$(6,368)	3.64%

	Length of Time in Continuous Unrealized Loss Position
	Less Than 12 Months			12 Months or More			Total
	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost	Fair Value	Unrealized Loss	Percent Decline from Amortized Cost
	(Dollars in thousands)

December 31, 2025
U.S. Government and agency obligations	$50,496	$(346)	0.68%	$54,320	$(1,630)	2.91%	$104,816	$(1,976)	1.85%
Corporate bonds	—	—	—	7,483	(517)	6.47	7,483	(517)	6.47
Total investment securities	$50,496	$(346)	0.68%	$61,803	$(2,147)	3.36%	$112,299	$(2,493)	2.17%

There were twenty-seven and twenty-nine available for sale securities or held to maturity securities as of September 30, 2026 and December 31, 2025, respectively, in which the fair value of the security was less than the amortized cost of the security.

The U.S. Government and agency obligations owned are either direct obligations of the U.S. Government or guaranteed by the U.S. Government. Therefore, the contractual cash flows are guaranteed and as a result, the Company does not expect to incur credit losses on these securities.

The corporate bonds are investments in subordinated debt of federally insured banks, the majority of which are callable after five years of origination. The Company monitors its corporate bond, state agency and municipal bond portfolios and considers them to have minimal default risk.

The Company has the intent and ability to retain its investment securities in an unrealized loss position at September 30, 2026 until the decline in value has recovered or the security has matured.

3. Loans Receivable and ACL-Loans

The following table sets forth a summary of the loan portfolio at September 30, 2026 and December 31, 2025:

(In thousands)	September 30, 2026	December 31, 2025
Real estate loans:
Residential	$27,503	$33,139
Commercial	2,027,574	1,930,979
Construction	130,660	153,778
	2,185,737	2,117,896

Commercial business	726,640	645,321

Consumer	70,249	76,855
Total loans	2,982,626	2,840,072

ACL-Loans	(30,710)	(30,705)
Deferred loan origination fees, net	(4,197)	(4,926)
Loans receivable, net	$2,947,719	$2,804,441

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

ACL-Loans

The following tables set forth the activity in the Company’s ACL-Loans for the three and nine months ended September 30, 2026 and 2025, by portfolio segment:

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended September 30, 2026
Beginning balance	$43	$18,828	$2,431	$7,663	$1,662	$30,627
Charge-offs	—	(606)	—	(499)	(11)	(1,116)
Recoveries	—	2,543	—	9	3	2,555
(Credit) provision for credit losses	(3)	(1,984)	(793)	1,098	326	(1,356)
Ending balance	$40	$18,781	$1,638	$8,271	$1,980	$30,710

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended September 30, 2025
Beginning balance	$65	$19,292	$2,904	$5,526	$1,469	$29,256
Charge-offs	—	—	—	(14)	(46)	(60)
Recoveries	—	270	—	86	12	368
(Credit) provision for credit losses	(7)	776	(356)	174	(167)	420
Ending balance	$58	$20,338	$2,548	$5,772	$1,268	$29,984

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Nine Months Ended September 30, 2026
Beginning balance	$55	$20,255	$2,251	$6,635	$1,509	$30,705
Charge-offs	—	(606)	—	(661)	(119)	(1,386)
Recoveries	—	2,557	—	32	68	2,657
(Credit) provision for credit losses	(15)	(3,425)	(613)	2,265	522	(1,266)
Ending balance	$40	$18,781	$1,638	$8,271	$1,980	$30,710

	Residential Real Estate	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Nine Months Ended September 30, 2025
Beginning balance	$94	$21,838	$2,059	$4,070	$946	$29,007
Charge-offs	—	(67)	—	(29)	(83)	(179)
Recoveries	—	270	—	202	58	530
(Credit) provision for credit losses	(36)	(1,703)	489	1,529	347	626
Ending balance	$58	$20,338	$2,548	$5,772	$1,268	$29,984

We evaluate whether a modification, extension or renewal of a loan is a current period origination in accordance with GAAP. Generally, loans up for renewal are subject to a full credit evaluation before the renewal is granted and such loans are considered current period originations for purpose of the tables below. The following tables present loans by origination, risk designation on an amortized cost basis (which includes deferred fees and costs and accrued interest), and charge-offs as of September 30, 2026 and December 31, 2025 (dollars in thousands):

Term Loans
Amortized Cost Balances by Origination Year as of September 30, 2026
	2026	2025	2024	2023	2022	Prior	Total
Residential Real Estate Loans
Pass	$—	$—	$—	$—	$—	$24,714	$24,714
Special Mention	—	—	—	—	—	257	257
Substandard	—	—	—	—	—	2,664	2,664
Doubtful	—	—	—	—	—	—	—
Total Residential Real Estate Loans	$—	$—	$—	$—	$—	$27,635	$27,635
Residential Real Estate charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate Loans
Pass	$361,000	$346,581	$69,177	$85,501	$469,543	$581,358	$1,913,160
Special Mention	—	—	9,761	—	56,018	21,703	87,482
Substandard	—	—	23,304	—	4,761	5,877	33,942
Doubtful	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$361,000	$346,581	$102,242	$85,501	$530,322	$608,938	$2,034,584
Commercial Real Estate charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$606	$606

Construction Loans
Pass	$922	$34,817	$45,045	$41,998	$8,544	$—	$131,326
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Construction Loans	$922	$34,817	$45,045	$41,998	$8,544	$—	$131,326
Construction charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Business Loans
Pass	$181,246	$244,072	$80,651	$43,596	$115,265	$57,692	$722,522
Special Mention	—	2,119	1,007	—	2,808	—	5,934
Substandard	—	1,232	—	—	—	796	2,028
Doubtful	—	—	—	—	—	—	—
Total Commercial Business Loans	$181,246	$247,423	$81,658	$43,596	$118,073	$58,488	$730,484
Commercial Business charge-off
Current period charge-offs	$—	$42	$8	$—	$—	$611	$661

Consumer Loans
Pass	$21,791	$19,483	$9,773	$3,019	$15,421	$28	$69,515
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Consumer Loans	$21,791	$19,483	$9,773	$3,019	$15,421	$28	$69,515
Consumer charge-off
Current period charge-offs	$9	$26	$55	$—	$24	$5	$119

Total Loans
Pass	$564,959	$644,953	$204,646	$174,114	$608,773	$663,792	$2,861,237
Special Mention	—	2,119	10,768	—	58,826	21,960	93,673
Substandard	—	1,232	23,304	—	4,761	9,337	38,634
Doubtful	—	—	—	—	—	—	—
Total Loans	$564,959	$648,304	$238,718	$174,114	$672,360	$695,089	$2,993,544
Total charge-off
Current period charge-offs	$9	$68	$63	$—	$24	$1,222	$1,386

Term Loans
Amortized Cost Balances by Origination Year as of December 31, 2025
	2025	2024	2023	2022	2021	Prior	Total
Residential Real Estate Loans
Pass	$—	$—	$—	$—	$—	$30,252	$30,252
Special Mention	—	—	—	—	—	281	281
Substandard	—	—	—	—	—	2,766	2,766
Doubtful	—	—	—	—	—	—	—
Total Residential Real Estate Loans	$—	$—	$—	$—	$—	$33,299	$33,299
Residential Real Estate charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate Loans
Pass	$391,466	$97,473	$104,421	$573,183	$213,785	$458,047	$1,838,375
Special Mention	—	—	—	53,776	—	1,666	55,442
Substandard	—	21,358	—	7,059	8,521	6,934	43,872
Doubtful	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$391,466	$118,831	$104,421	$634,018	$222,306	$466,647	$1,937,689
Commercial Real Estate charge-off
Current period charge-offs	$—	$—	$—	$—	$67	$—	$67

Construction Loans
Pass	$37,221	$40,676	$51,218	$5,720	$—	$—	$134,835
Special Mention	—	—	—	19,744	—	—	19,744
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Construction Loans	$37,221	$40,676	$51,218	$25,464	$—	$—	$154,579
Construction charge-off
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—

Commercial Business Loans
Pass	$284,001	$91,887	$66,754	$130,596	$40,896	$25,904	$640,038
Special Mention	—	—	7	5,302	—	127	5,436
Substandard	294	—	30	316	1,299	3	1,942
Doubtful	—	—	—	—	—	—	—
Total Commercial Business Loans	$284,295	$91,887	$66,791	$136,214	$42,195	$26,034	$647,416
Commercial Business charge-off
Current period charge-offs	$29	$—	$—	$—	$—	$—	$29

Consumer Loans
Pass	$21,332	$21,782	$3,022	$28,844	$—	$38	$75,018
Special Mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Total Consumer Loans	$21,332	$21,782	$3,022	$28,844	$—	$38	$75,018
Consumer charge-off
Current period charge-offs	$74	$—	$—	$—	$—	$10	$84

Total Loans
Pass	$734,020	$251,818	$225,415	$738,343	$254,681	$514,241	$2,718,518
Special Mention	—	—	7	78,822	—	2,074	80,903
Substandard	294	21,358	30	7,375	9,820	9,703	48,580
Doubtful	—	—	—	—	—	—	—
Total Loans	$734,314	$273,176	$225,452	$824,540	$264,501	$526,018	$2,848,001
Total charge-off
Current period charge-offs	$103	$—	$—	$—	$67	$10	$180

Loans evaluated for impairment and the related ACL-Loans as of September 30, 2026 and December 31, 2025 were as follows:

	Portfolio	ACL-Loans
	(In thousands)
September 30, 2026
Loans individually evaluated for impairment:
Residential real estate	$2,651	$—
Commercial real estate	33,859	—
Construction	—	—
Commercial business	1,993	34
Consumer	25,397	—
Subtotal	63,900	34
Loans collectively evaluated for impairment:
Residential real estate	24,852	40
Commercial real estate	1,993,715	18,781
Construction	130,661	1,638
Commercial business	724,646	8,237
Consumer	44,852	1,980
Subtotal	2,918,726	30,676

Total	$2,982,626	$30,710

	Portfolio	ACL-Loans
	(In thousands)
December 31, 2025
Loans individually evaluated for impairment:
Residential real estate	$2,751	$—
Commercial real estate	35,767	—
Construction	—	—
Commercial business	1,595	—
Consumer	38,820	—
Subtotal	78,933	—
Loans collectively evaluated for impairment:
Residential real estate	30,388	55
Commercial real estate	1,895,212	20,255
Construction	153,778	2,251
Commercial business	643,726	6,635
Consumer	38,035	1,509
Subtotal	2,761,139	30,705

Total	$2,840,072	$30,705

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

The following tables present credit risk ratings by loan segment as of September 30, 2026 and December 31, 2025:

	Commercial Credit Quality Indicators
	September 30, 2026				December 31, 2025
	Commercial Real Estate	Construction	Commercial Business	Total	Commercial Real Estate	Construction	Commercial Business	Total
	(In thousands)
Pass	$1,906,624	$130,661	$718,747	$2,756,032	$1,832,061	$134,141	$638,012	$2,604,214
Special Mention	87,091	—	5,899	92,990	55,114	19,637	5,400	80,151
Substandard	33,859	—	1,993	35,852	43,804	—	1,909	45,713
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans	$2,027,574	$130,661	$726,639	$2,884,874	$1,930,979	$153,778	$645,321	$2,730,078

	Residential and Consumer Credit Quality Indicators
	September 30, 2026			December 31, 2025
	Residential Real Estate	Consumer	Total	Residential Real Estate	Consumer	Total
	(In thousands)
Pass	$24,597	$70,249	$94,846	$30,110	$76,855	$106,965
Special Mention	255	—	255	278	—	278
Substandard	2,651	—	2,651	2,751	—	2,751
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total loans	$27,503	$70,249	$97,752	$33,139	$76,855	$109,994

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

The following tables set forth certain information with respect to the Company's loan portfolio delinquencies by portfolio segment as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$447	$—	$513	$960	$26,543	$27,503
Commercial real estate	1,525	—	4,884	6,409	2,021,165	2,027,574
Construction	—	—	—	—	130,660	130,660
Commercial business	828	342	967	2,137	724,503	726,640
Consumer	—	—	—	—	70,249	70,249
Total loans	$2,800	$342	$6,364	$9,506	$2,973,120	$2,982,626

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate loans:
Residential real estate	$557	$—	$—	$557	$32,582	$33,139
Commercial real estate	56	—	5,901	5,957	1,925,022	1,930,979
Construction	—	—	—	—	153,778	153,778
Commercial business	1,106	17	1,273	2,396	642,925	645,321
Consumer	5	—	—	5	76,850	76,855
Total loans	$1,724	$17	$7,174	$8,915	$2,831,157	$2,840,072

There were no loans delinquent greater than 90 days and still accruing interest as of September 30, 2026 or December 31, 2025.

Loans on nonaccrual status

The following is a summary of nonaccrual loans by portfolio segment as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(In thousands)
Residential real estate	$513	$557
Commercial real estate	4,884	14,445
Commercial business	1,734	1,302
Construction	—	—
Consumer	—	—
Total	$7,131	$16,304

Interest income on loans that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms for the nine months ended September 30, 2026 and 2025 was $0.8 million and $1.3 million, respectively.

At September 30, 2026 and December 31, 2025, there were no commitments to lend additional funds to any borrower on nonaccrual status. Nonaccrual loans with no specific reserve totaled $6.3 million and $16.3 million at September 30, 2026 and December 31, 2025, respectively, as these loans were deemed to be adequately collateralized.

Individually evaluated loans

An individually evaluated loan is generally one for which it is probable, based on current information, that the Company will not collect all the amounts due in accordance with the contractual terms of the loan. Individually evaluated loans are individually evaluated for credit losses.

The Company also individually evaluates all insurance premium loans within the Consumer portfolio segment, irrespective of credit risk ratings.

The following table summarizes individually evaluated loans by portfolio segment as of September 30, 2026 and December 31, 2025.

	Carrying Amount		Unpaid Principal Balance		Associated ACL-Loans
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
	(In thousands)
Individually evaluated loans without a valuation allowance:
Residential real estate	$2,651	$2,751	$3,031	$3,098	$—	$—
Commercial real estate	33,859	35,767	42,922	45,462	—	—
Construction	—	—	—	—	—	—
Commercial business	1,170	1,595	1,604	2,290	—	—
Consumer	25,397	38,820	25,398	38,820	—	—
Total individually evaluated loans without a valuation allowance	63,077	78,933	72,955	89,670	—	—

Individually evaluated loans with a valuation allowance:
Residential real estate	$—	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial business	823	—	823	—	34	—
Consumer	—	—	—	—	—	—
Total individually evaluated loans with a valuation allowance	823	—	823	—	34	—
Total individually evaluated loans	$63,900	$78,933	$73,778	$89,670	$34	$—

The following tables summarize the average carrying amount of individually evaluated loans and interest income recognized on individually evaluated loans by portfolio segment for the three and nine months ended September 30, 2026 and 2025:

	Average Carrying Amount		Interest Income Recognized
	Three Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Individually evaluated loans without a valuation allowance:
Residential real estate	$2,660	$2,805	$44	$72
Commercial real estate	34,302	15,805	488	27
Commercial business	1,516	3,057	100	168
Construction	—	—	—	—
Consumer	15,693	31,755	138	353
Total individually evaluated loans without a valuation allowance	54,171	53,422	770	620
Individually evaluated loans with a valuation allowance:
Residential real estate	$—	$—	$—	$—
Commercial real estate	—	—	—	—
Commercial business	825	—	21	—
Construction	—	—	—	—
Consumer	—	—	—	—
Total individually evaluated loans with a valuation allowance	825	—	21	—
Total individually evaluated loans	$54,996	$53,422	$791	$620

	Average Carrying Amount		Interest Income Recognized
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Individually evaluated loans without a valuation allowance:
Residential real estate	$2,697	$2,952	$128	$175
Commercial real estate	41,200	17,112	1,410	157
Commercial business	1,777	6,004	239	240
Construction	—	—	—	—
Consumer	25,384	42,164	401	1,128
Total individually evaluated loans without a valuation allowance	71,058	68,232	2,178	1,700
Individually evaluated loans with a valuation allowance:
Residential real estate	$—	$—	$—	$—
Commercial real estate	—	—	—	—
Commercial business	832	—	89	—
Construction	—	—	—	—
Consumer	—	—	—	—
Total individually evaluated loans with a valuation allowance	832	—	89	—
Total individually evaluated loans	$71,890	$68,232	$2,267	$1,700

Loan Modifications

A loan will be considered modified as defined by ASC 326 when both of the following conditions are met: 1) the borrower is experiencing financial difficulties and 2) the modification constitutes a direct change in contractual cash flows for a significant period of time. Modified terms are dependent upon the financial position and needs of the individual borrower.

There was one new loan modification, totalling $4.2 million, which were reportable under ASC 326 for the three months ended September 30, 2026. There were three new loan modifications, totalling $4.9 million, which were reportable under ASC 326 for the nine months ended September 30, 2026. There was one new loan modification for $0.3 million reportable under ASC 326 at December 31, 2025. There were two nonaccrual modified loans at September 30, 2026. There was one nonaccrual modified loan at December 31, 2025. There were no loans modified that re-defaulted at September 30, 2026 or December 31, 2025.

Allowance for credit losses (ACL)-Unfunded Commitments

The Company has recorded ACL-Unfunded Commitments in Accrued expenses and other liabilities. The provision is recorded within the Provision for credit losses on the Company’s Consolidated Statements of Income. The following table presents a roll forward of the ACL-Unfunded Commitments for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Balance at beginning of period	$598	$602	$489	$756
Provision (credit) for credit losses (unfunded commitments)	89	(48)	198	(202)
Balance at end of period	$687	$554	$687	$554

Components of Provision for Credit Losses

The following table summarizes the Provision for credit losses for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
(Credit) provision for credit losses (loans)	$(1,356)	$420	$(1,266)	$626
Provision (credit) for credit losses (unfunded commitments)	89	(48)	198	(202)
(Credit) provision for credit losses	$(1,267)	$372	$(1,068)	$424

4. Shareholders' Equity

Common Stock

The Company has 10,000,000 shares authorized and 7,971,972 shares issued and outstanding at September 30, 2026 and 10,000,000 shares authorized and 7,899,943 shares issued and outstanding at December 31, 2025. The Company's stock is traded on the Nasdaq Global Market under the ticker symbol BWFG.

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

During the nine months ended September 30, 2026, the Company purchased 3,317 shares of its Common Stock at a weighted average price of $45.32 per share. During the year ended December 31, 2025, the Company purchased 44,550 shares of its common stock at a weighted average price of $29.93 per share.

5. Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, including net unrealized gains or losses on securities available for sale and net unrealized gains or losses on derivatives. The Company's derivative instruments are utilized to manage economic risks, including interest rate risk. Changes in fair value of the Company's cash flow swap derivatives are primarily driven by changes in interest rates and recognized in other comprehensive income. The Company’s total comprehensive income or loss for the three and nine months ended September 30, 2026 and September 30, 2025 is reported in the Consolidated Statements of Comprehensive Income.

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax for the three and nine months ended September 30, 2026 and September 30, 2025:

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at June 30, 2026	$(2,349)	$1,779	$(570)
Other comprehensive (loss) income before reclassifications, net of tax	(2,515)	1,128	(1,387)
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	—	(46)	(46)
Net other comprehensive (loss) income	(2,515)	1,082	(1,433)
Balance at September 30, 2026	$(4,864)	$2,861	$(2,003)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at June 30, 2025	$(2,412)	$1,509	$(903)
Other comprehensive income (loss) before reclassifications, net of tax	444	(33)	411
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	—	(78)	(78)
Net other comprehensive income (loss)	444	(111)	333
Balance at September 30, 2025	$(1,968)	$1,398	$(570)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2025	$(1,775)	$1,559	$(216)
Other comprehensive (loss) income before reclassifications, net of tax	(3,089)	1,437	(1,652)
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	—	(135)	(135)
Net other comprehensive (loss) income	(3,089)	1,302	(1,787)
Balance at September 30, 2026	$(4,864)	$2,861	$(2,003)

	Net Unrealized Gain (Loss) on Available for Sale Securities	Net Unrealized Gain (Loss) on Interest Rate Swaps	Total
	(In thousands)
Balance at December 31, 2024	$(3,832)	$2,588	$(1,244)
Other comprehensive income (loss) before reclassifications, net of tax	1,864	(501)	1,363
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	—	(689)	(689)
Net other comprehensive income (loss)	1,864	(1,190)	674
Balance at September 30, 2025	$(1,968)	$1,398	$(570)

The following table provides information for the items reclassified from accumulated other comprehensive income or loss:

Accumulated Other Comprehensive Income Components	Three Months Ended September 30,		Nine Months Ended September 30,		Associated Line Item in the Consolidated Statements of Income
	2026	2025	2026	2025
	(In thousands)
Derivatives:
Unrealized gains on derivatives	$60	$103	$176	$902	Interest expense on borrowings
Tax expense	(14)	(24)	(42)	(213)	Income tax expense
Net of tax	$46	$79	$134	$689

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

The following table is a reconciliation of earnings available to common shareholders and basic weighted average common shares outstanding to diluted weighted average common shares outstanding, reflecting the application of the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Net income	$12,735	$10,078	$36,382	$26,054
Dividends to participating securities(1)	(25)	(26)	(77)	(79)
Undistributed earnings allocated to participating securities(1)	(176)	(143)	(509)	(386)
Net income for earnings per share calculation	$12,534	$9,909	$35,796	$25,589

Weighted average shares outstanding, basic	7,858,046	7,774,887	7,813,326	7,741,244
Effect of dilutive equity-based awards(2)	90,094	69,898	97,499	78,365
Weighted average shares outstanding, diluted	7,948,140	7,844,785	7,910,825	7,819,609
Net earnings per common share:
Basic earnings per common share	$1.60	$1.27	$4.58	$3.31
Diluted earnings per common share	$1.58	$1.26	$4.52	$3.27
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

As of September 30, 2026, the Bank and Company met all capital adequacy requirements to which they are subject. There are no conditions or events since then that management believes have changed this conclusion.

The capital amounts and ratios for the Bank and the Company at September 30, 2026 and December 31, 2025 were as follows:

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
September 30, 2026
Common Equity Tier 1 Capital to Risk-Weighted Assets	$355,913	11.65%	$213,828	7.00%	$198,554	6.50%
Tier I Capital to Risk-Weighted Assets	355,913	11.65%	259,648	8.50%	244,374	8.00%
Total Capital to Risk-Weighted Assets	387,309	12.68%	320,741	10.50%	305,468	10.00%
Tier I Capital to Average Assets	355,913	10.28%	138,514	4.00%	173,142	5.00%
			Minimum Regulatory Capital Required for Capital Adequacy		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Financial Group, Inc.
September 30, 2026
Common Equity Tier 1 Capital to Risk-Weighted Assets	$331,589	10.81%	$138,001	4.50%	$199,334	6.50%
Tier I Capital to Risk-Weighted Assets	331,589	10.81%	184,001	6.00%	245,335	8.00%
Total Capital to Risk-Weighted Assets	432,867	14.12%	245,335	8.00%	306,668	10.00%
Tier I Capital to Average Assets	331,589	9.53%	139,200	4.00%	174,000	5.00%

			Minimum Regulatory Capital Required for Capital Adequacy plus Capital Conservation Buffer		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Bank
December 31, 2025
Common Equity Tier 1 Capital to Risk-Weighted Assets	$344,979	11.87%	$203,425	7.00%	$188,895	6.50%
Tier I Capital to Risk-Weighted Assets	344,979	11.87%	247,017	8.50%	232,486	8.00%
Total Capital to Risk-Weighted Assets	376,171	12.94%	305,138	10.50%	290,608	10.00%
Tier I Capital to Average Assets	344,979	10.56%	130,725	4.00%	163,406	5.00%
			Minimum Regulatory Capital Required for Capital Adequacy		Minimum Regulatory Capital to be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Capital
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Bankwell Financial Group, Inc.
December 31, 2025
Common Equity Tier 1 Capital to Risk-Weighted Assets	$298,121	10.23%	$131,112	4.50%	$189,385	6.50%
Tier I Capital to Risk-Weighted Assets	298,121	10.23%	174,816	6.00%	233,089	8.00%
Total Capital to Risk-Weighted Assets	399,010	13.69%	233,089	8.00%	291,361	10.00%
Tier I Capital to Average Assets	298,121	9.11%	130,961	4.00%	163,701	5.00%

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

Reserve Requirements on Cash

The Bank was not required to maintain a minimum reserve balance in the Federal Reserve Bank (FRB) at September 30, 2026 or December 31, 2025.

8. Deposits

At September 30, 2026 and December 31, 2025, deposits consisted of the following:

	September 30, 2026	December 31, 2025
	(In thousands)
Noninterest bearing demand deposit accounts	$453,085	$403,652
Interest bearing accounts:
NOW	101,033	90,205
Money market	1,240,940	1,007,844
Savings	98,072	97,418
Time certificates of deposit	1,074,550	1,230,362
Total interest bearing accounts	2,514,595	2,425,829
Total deposits	$2,967,680	$2,829,481

Maturities of time certificates of deposit as of September 30, 2026 and December 31, 2025 are summarized below:

	September 30, 2026	December 31, 2025
	(In thousands)
2026	$457,914	$1,224,995
2027	614,539	4,271
2028	1,990	1,038
2029	81	33
2030 and thereafter	26	25
Total	$1,074,550	$1,230,362
The aggregate amount of individual certificate accounts with balances of $250,000 or more was approximately $214.6 million at September 30, 2026 and $245.0 million at December 31, 2025.
Brokered certificates of deposits totaled $453.0 million at September 30, 2026 and $505.0 million at December 31, 2025. Brokered money market accounts totaled $53.7 million at September 30, 2026 and $53.7 million at December 31, 2025. Certificates of deposits from national listing services were $15.9 million and $42.3 million as of September 30, 2026 and December 31, 2025, respectively. There were no one-way buy Certificate of Deposit Account Registry Service ("CDARS") or one-way buy Insured Cash Sweep Service ("ICS") at September 30, 2026 or December 31, 2025. Brokered deposits are comprised of Brokered CDs, brokered money market accounts, one-way buy CDARS, and one-way buy ICS.
The following table summarizes interest expense on deposits by account type for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
NOW	$59	$124	$167	$311
Money market	10,416	8,479	29,163	25,579
Savings	637	700	1,985	2,025
Time certificates of deposits	10,662	13,282	33,656	42,525
Total interest expense on deposits	$21,774	$22,585	$64,971	$70,440

9. Stock-Based Compensation

Equity award plans

The Company has unvested restricted stock outstanding under the 2022 Bankwell Financial Group, Inc. Stock Plan, or the "2022 Plan". All equity awards made under the 2022 Plan are made by means of an award agreement, which contains the specific terms and conditions of the grant. Although the 2022 Plan authorizes multiple forms of equity grants, to date, all equity awards under the 2022 Plan have been in the form of restricted stock. At September 30, 2026, there were 198,954 shares reserved for future issuance under the 2022 Plan.

Restricted Stock: Restricted stock provides grantees with rights to shares of common stock upon completion of a service period. Shares of unvested restricted stock are considered participating securities. Restricted stock awards generally vest over one to five years.

The following table presents the activity for restricted stock for the nine months ended September 30, 2026:

	Nine Months Ended September 30, 2026
	Number of Shares		Weighted Average Grant Date Fair Value
Unvested at beginning of period	206,822	(1)	$31.74
Granted	76,845	(2)	50.38
Vested	(85,052)	(3)	50.30
Forfeited	(1,499)		56.64
Unvested at end of period	197,116
(1)    Includes 74,921 shares of performance based restricted stock.
(2)    Includes 14,618 shares of performance based restricted stock.
(3)    Includes 16,664 shares of performance based restricted stock.

The total fair value of restricted stock awards vested during the nine months ended September 30, 2026 was $4.3 million.

The Company's restricted stock expense for the nine months ended September 30, 2026 and September 30, 2025 was $2.9 million and $1.6 million, respectively. At September 30, 2026, there was $4.9 million of unrecognized stock compensation expense for restricted stock, expected to be recognized over a weighted average period of 1.4 years.

Performance Based Restricted Stock: The Company has 72,875 shares of performance based restricted stock outstanding as of September 30, 2026 pursuant to the Company’s 2022 Plan. Awards granted prior to 2025 generally vest over a three-year service period, provided certain performance metrics are met. In 2025, the Company transitioned to three-year cliff vesting for performance-based awards. The share quantity that ultimately vests can range between 0% and 150%, (200% for awards granted prior to 2024), which is dependent on the degree to which the performance metrics are met. The Company records an expense over the vesting period based on (a) the probability that the performance metrics will be met and (b) the fair market value of the Company’s stock at the date of the grant.

10. Derivative Instruments

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, and duration of its funding along with the use of interest rate derivative financial instruments, namely interest rate swaps. The Company does not use derivatives for speculative purposes. As of September 30, 2026, the Company was a party to one cash flow swap, designated as a hedging instrument, to add stability to interest expense and to manage its exposure to the variability of the future cash flows attributable to the contractually specified interest rate. The notional amount for the swap is $25 million and the Company has entered into a pay-fixed cash flow swap to convert either rolling 90-day Federal Home Loan Bank advances or brokered deposits. Cash flow swaps with a positive fair value are recorded as other assets and cash flow swaps with a negative fair value are recorded as other liabilities on the Consolidated Balance Sheets.

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

The following table represents the carrying value of the portfolio layer method hedged asset and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
	Carrying Value of Hedged Asset		Hedged Items
	(In thousands)
Fixed Rate Asset (1)	$—	$150,142	$—	$(108)

(1) The amount includes the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. As of December 31, 2025, the amortized cost basis of the closed portfolio used in this hedging relationship was $470.6 million, the cumulative basis adjustments associated with this hedging relationship was $0.2 million. As of December 31, 2025, the amount of the designated hedged item was $150.0 million.

As of September 30, 2026, the Company has interest rate swaps not designated as hedging instruments, to minimize interest rate risk exposure with loans to clients.

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

Information about derivative instruments at September 30, 2026 and December 31, 2025 is as follows:

	As of September 30, 2026
	Derivative Assets			Derivative Liabilities
	Original Notional Amount	Balance Sheet Location	Fair Value	Original Notional Amount	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments:
Interest rate swap	$25,000	Other assets	$3,640	$—	Accrued expenses and other liabilities	$—
Fair value swap	$—	Other assets	$—	$—	Accrued expenses and other liabilities	$—

Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$38,500	Other assets	$4,362	$38,500	Accrued expenses and other liabilities	$4,362

(1) Represents interest rate swaps with commercial banking clients, which are offset by derivatives with a third party.

Accrued interest receivables related to interest rate swaps as of September 30, 2026 totaled $0.1 million and are excluded from the fair value presented in the table above. The fair value of interest rate swaps in a net asset position, including accrued interest, totaled $3.8 million as of September 30, 2026.

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

Accrued interest receivables related to interest rate swaps as of December 31, 2025 totaled $0.1 million and are excluded from the fair value presented in the table above. The fair value of interest rate swaps in a net asset position, including accrued interest, totaled $1.9 million as of December 31, 2025.
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

Changes in the consolidated statements of comprehensive income (loss) related to interest rate derivatives designated as hedges of cash flows were as follows for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Interest rate swaps designated as cash flow hedges:
Unrealized gain (loss) recognized in accumulated other comprehensive income before reclassifications	$1,475	$(45)	$1,882	$(659)
Amounts reclassified from accumulated other comprehensive income	(60)	(103)	(176)	(900)
Income tax (expense) benefit on items recognized in accumulated other comprehensive income	(334)	37	(403)	369
Other comprehensive income	$1,081	$(111)	$1,303	$(1,190)

The above unrealized gains and losses are reflective of market interest rates as of the respective balance sheet dates. Generally, a lower interest rate environment will result in a negative impact to comprehensive income whereas a higher interest rate environment will result in a positive impact to comprehensive income.

The following table summarizes the effect of the fair value hedging relationship recognized in the consolidated statements of income for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Gain (loss) on fair value hedging relationship:
Hedged asset	$—	$9	$(142)	$(11)
Fair value derivative designated as hedging instrument	—	34	2	138
Total gain (loss) recognized in the consolidated statements of income within interest and fees on loans	$—	$43	$(140)	$127

The following tables summarize gross and net information about derivative instruments that are offset in the Consolidated Balance Sheets at September 30, 2026 and December 31, 2025:

	September 30, 2026
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets	$8,063	$—	$8,063	$—	$7,649	$414
(1) Includes accrued interest receivable totaling $60 thousand.

	September 30, 2026
	(In thousands)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities(1)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivative liabilities	$4,399	$—	$4,399	$—	$—	$4,399
(1) Includes accrued interest payable totaling $37 thousand.

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

The carrying values, fair values and placement in the fair value hierarchy of the Company's financial instruments at September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$239,023	$239,023	$239,023	$—	$—
Federal funds sold	16,526	16,526	16,526	—	—
Marketable equity securities	2,193	2,193	2,193	—	—
Available for sale securities	168,763	168,763	64,089	104,674	—
Held to maturity securities	29,242	29,524	—	—	29,524
Loans receivable, net	2,947,719	2,933,506	—	—	2,933,506
Accrued interest receivable	17,536	17,536	—	17,536	—
FHLB stock	7,057	7,057	—	7,057	—
Derivative asset	8,003	8,003	—	8,003	—

Financial Liabilities:
Noninterest bearing deposits	$453,085	$453,085	$—	$453,085	$—
NOW and money market	1,341,973	1,341,973	—	1,341,973	—
Savings	98,072	98,072	—	98,072	—
Time deposits	1,074,550	1,074,124	—	—	1,074,124
Accrued interest payable	9,656	9,656	—	9,656	—
Advances from the FHLB	125,000	124,997	—	—	124,997
Subordinated debentures	69,882	70,797	—	—	70,797
Derivative liability	4,362	4,362	—	4,362	—

	December 31, 2025
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$214,567	$214,567	$214,567	$—	$—
Federal funds sold	10,354	10,354	10,354	—	—
Marketable equity securities	2,248	2,248	2,248	—	—
Available for sale securities	160,409	160,409	74,668	85,741	—
Held to maturity securities	29,465	31,045	—	—	31,045
Loans receivable, net	2,804,441	2,811,784	—	—	2,811,784
Accrued interest receivable	16,143	16,143	—	16,143	—
FHLB stock	6,207	6,207	—	6,207	—
Derivative asset	4,970	4,970	—	4,970	—

Financial Liabilities:
Noninterest bearing deposits	$403,652	$403,652	$—	$403,652	$—
NOW and money market	1,098,049	1,098,049	—	1,098,049	—
Savings	97,418	97,418	—	97,418	—
Time deposits	1,230,362	1,232,581	—	—	1,232,581
Accrued interest payable	9,019	9,019	—	9,019	—
Advances from the FHLB	110,000	110,008	—	—	110,008
Subordinated debentures	69,697	70,075	—	—	70,075
Derivative liability	3,201	3,201	—	3,201	—

The following methods and assumptions were used by management in estimating the fair value of its financial instruments:

Cash and due from banks, federal funds sold, accrued interest receivable and accrued interest payable: The carrying amount is a reasonable estimate of fair value.

Marketable equity securities, available for sale securities, and held to maturity securities: Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The majority of the available for sale securities are considered to be Level 2 as other observable inputs are utilized, such as quoted prices for similar securities. Level 1 investment securities include investments in U.S. Treasury notes and in marketable equity securities for which a quoted price is readily available in the market. Level 3 held to maturity securities represent private placement municipal housing authority bonds for which no quoted market price is available. The fair value of these securities is estimated using a discounted cash flow model, using discount rates ranging from 4.7% to 7.1% as of September 30, 2026, and 4.1% to 6.4% as of December 31, 2025. These securities are CRA eligible investments.

FHLB stock: The carrying value of FHLB stock approximates fair value based on the most recent redemption provisions of the FHLB.

Loans receivable: For variable rate loans which reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair value of fixed rate loans is estimated by discounting the future cash flows using the rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value methodology includes prepayment, default and loss severity assumptions applied by type of loan. The fair value estimate of the loans includes an expected credit loss.

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

Off-balance-sheet instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at September 30, 2026 and December 31, 2025.

Other Real Estate Owned ("OREO"): OREO is held at the lower of cost or fair value and is measured at fair value when recorded below cost. The fair value of OREO is calculated using independent appraisals or internal valuation methods, less estimated selling costs, and may consider available pricing guides, auction results, price opinions, and other factors that are not observable in an active market when determining fair value. Accordingly, OREO is classified within Level 3 of the fair value hierarchy.

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

Valuation techniques based on unobservable inputs are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that may appropriately reflect market and credit risks. Changes in these judgments often have a material impact on the fair value estimates. In addition, since these estimates are as of a specific point in time, they are susceptible to material near-term changes.

Financial instruments measured at fair value on a recurring basis

The following table details the financial instruments carried at fair value on a recurring basis at September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. The Company had no transfers into or out of Levels 1, 2 or 3 during the nine months ended September 30, 2026 and for the year ended December 31, 2025.

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
September 30, 2026:
Marketable equity securities	$2,193	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	64,089	98,015	—
Corporate bonds	—	6,659	—
Derivative asset	—	8,003	—
Derivative liability	—	4,362	—

December 31, 2025:
Marketable equity securities	$2,248	$—	$—
Available for sale investment securities:
U.S. Government and agency obligations	74,668	75,256	—
Corporate bonds	—	10,485	—
Derivative asset	—	4,970	—
Derivative liability	—	3,201	—

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

The following table details the financial instruments measured at fair value on a nonrecurring basis at September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	Fair Value
(In thousands)	Level 1	Level 2	Level 3
September 30, 2026:
Individually evaluated loans	$—	$—	$63,866
Servicing assets, net	—	—	2,018

December 31, 2025:
Individually evaluated loans	$—	$—	$78,933
Servicing assets, net	—	—	1,035

The following table presents information about quantitative inputs and assumptions for Level 3 financial instruments carried at fair value on a nonrecurring basis at September 30, 2026 and December 31, 2025:

	Fair Value	Valuation Methodology	Unobservable Input	Range
	(Dollars in thousands)
September 30, 2026:
Individually evaluated loans	$33,054	Appraisals	Discount to appraised value	5.00% - 10.00%
	25,397	Appraisals, cash surrender value life insurance, securities, cash held as collateral	Discounts to appraised value and securities value	7.33% - 10.00%
	5,415	Discounted cash flows	Discount rate	3.38% - 9.75%
	$63,866

Servicing assets, net	$2,018	Discounted cash flows	Discount rate	10.00%
			Prepayment rate	3.00% - 19.00%
December 31, 2025:
Individually evaluated loans	$37,036	Appraisals	Discount to appraised value	5.00% - 8.00%
	38,820	Appraisals, cash surrender value life insurance, securities, cash held as collateral	Discounts to appraised value and securities value	5.00% - 8.00%
	3,077	Discounted cash flows	Discount rate	3.38% - 10.00%
	$78,933

Servicing assets, net	$1,035	Discounted cash flows	Discount rate	10.00%
			Prepayment rate	3.00% - 18.00%

Individually evaluated loans: Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated in accordance with ASC 326 when establishing the ACL-Loans. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or other assumptions. Estimates of fair value based on collateral are generally based on assumptions not observable in the marketplace and therefore such valuations have been classified as Level 3. For those loans where the primary source of repayment is cash flow from operations, adjustments include impairment amounts calculated based on the perceived collectability of interest payments on the basis of a discounted cash flow analysis utilizing a discount rate equivalent to the original note rate.

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

The Company incurred certain costs associated with the issuance of its subordinated debt. The Company capitalized these costs, and they have been presented within subordinated debentures on the consolidated balance sheets. At September 30, 2026 and December 31, 2025, unamortized debt issuance costs were $0.1 million and $0.3 million, respectively. Debt issuance costs amortize over the expected life of the related debt. For the three months ended September 30, 2026 and 2025, the amortization expense for debt issuance costs were $62 thousand and $62 thousand, respectively, and were recognized as an increase to interest expense on borrowings within the Consolidated Statements of Income. For the nine months ended September 30, 2026 and 2025, the amortization expense for debt issuance costs were $185 thousand and $185 thousand, respectively.

The Company recognized $0.8 million and $0.8 million in interest expense related to its subordinated debt for the three-month periods ended September 30, 2026 and 2025, respectively. The Company recognized $2.4 million and $2.4 million in interest expense related to its subordinated debt for the nine-month periods ended September 30, 2026 and 2025, respectively.

14. Subsequent Events

On October 14, 2026, the Company repaid in full the $35.0 million fixed-to-floating rate subordinated note issued in October 2021 (the “2021 Note”). Following the repayment, the 2021 Note was no longer outstanding.

On October 28, 2026, the Company’s Board of Directors declared a $0.20 per share cash dividend, payable on November 20, 2026, to shareholders of record on November 9, 2026.

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

Earnings and Performance Overview

Revenues (net interest income plus noninterest income) for the three months ended September 30, 2026 were $35.3 million, versus $28.5 million for the quarter ended September 30, 2025. Revenues for the nine months ended September 30, 2026 were $98.3 million, versus $78.0 million for the nine months ended September 30, 2025. The increase in revenues for the quarter and nine months ended September 30, 2026 was attributable to a decrease in interest expense on deposits and higher gains from loan sales.

Net income was $12.7 million, or $1.58 per diluted share, and $10.1 million, or $1.26 per diluted share, for the three months ended September 30, 2026 and 2025, respectively. Net income available to common shareholders was $36.4 million, or $4.52 per diluted share, and $26.1 million, or $3.27 per diluted share, for the nine months ended September 30, 2026 and 2025, respectively. The increase in net income for the quarter and nine months ended September 30, 2026 was primarily due to the aforementioned increase in revenues and an increase in credit for credit losses.

Returns on average tangible shareholders' equity and average assets for the three months ended September 30, 2026 were 15.28% and 1.45%, respectively, compared to 13.96% and 1.24%, respectively, for the three months ended September 30, 2025. Returns on average tangible shareholders' equity and average assets for the nine months ended September 30, 2026 were 15.30% and 1.42%, respectively, compared to 12.48% and 1.08%, respectively, for the nine months ended September 30, 2025.

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

FTE net interest income for the three months ended September 30, 2026 and 2025 was $31.5 million and $26.1 million, respectively. FTE net interest income for the nine months ended September 30, 2026 and 2025 was $88.1 million and $72.4 million, respectively.

FTE interest income for the three months ended September 30, 2026 increased by $4.2 million, or 8.3%, to $54.9 million, compared to FTE interest income for the three months ended September 30, 2025. FTE interest income for the nine months ended September 30, 2026 increased by $9.8 million, or 6.6%, to $157.9 million, compared to FTE interest income for the nine months ended September 30, 2025. This increase was due to an increase in interest and fees on loans due to higher overall loan volume.

Interest expense for the three months ended September 30, 2026 decreased by $1.2 million compared to interest expense for the three months ended September 30, 2025. Interest expense for the nine months ended September 30, 2026 decreased by $5.9 million compared to interest expense for the nine months ended September 30, 2025. The decrease in interest expense for the three and nine months ended September 30, 2026 was driven by a decrease in interest expense on deposits, resulting from a decrease in rates on interest bearing deposits and improved deposit mix.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following tables present the average balances and yields earned on interest earning assets and average balances and weighted average rates paid on our funding liabilities for the three and nine months ended September 30, 2026 and 2025.

	For the Quarter Ended
	September 30, 2026			September 30, 2025
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets:
Cash and Fed funds sold	$225,359	$1,937	3.41%	$278,698	$2,853	4.06%
Securities(1)	208,404	2,164	4.15	142,677	1,463	4.10
Loans:
Commercial real estate	1,980,923	32,339	6.39	1,856,645	29,662	6.25
Residential real estate	28,098	389	5.53	34,518	510	5.91
Construction	139,944	2,583	7.22	173,380	3,536	7.98
Commercial business	740,848	14,313	7.56	572,187	11,634	7.96
Consumer	64,997	1,136	6.94	63,627	986	6.15
Total loans	2,954,810	50,760	6.72	2,700,357	46,328	6.71
Federal Home Loan Bank stock	4,190	73	6.95	6,942	89	5.11
Total earning assets	3,392,763	$54,934	6.34%	3,128,674	$50,733	6.34%
Other assets	91,785			98,547
Total assets	$3,484,548			$3,227,221

Liabilities and shareholders' equity:
Interest bearing liabilities:
NOW	$109,933	$59	0.21%	$99,087	$124	0.50%
Money market	1,211,288	10,416	3.41	883,440	8,479	3.81
Savings	97,350	637	2.59	94,290	700	2.95
Time	1,094,376	10,662	3.87	1,253,878	13,282	4.20
Total interest bearing deposits	2,512,947	21,774	3.44	2,330,695	22,585	3.84
Borrowed Money	148,048	1,677	4.49	169,867	2,019	4.72
Total interest bearing liabilities	2,660,995	$23,451	3.50%	2,500,562	$24,604	3.90%
Noninterest bearing deposits	442,043			383,153
Other liabilities	48,254			54,507
Total liabilities	3,151,292			2,938,222
Shareholders' equity	333,256			288,999
Total liabilities and shareholders' equity	$3,484,548			$3,227,221
Net interest income(2)		$31,483			$26,129
Interest rate spread			2.84%			2.44%
Net interest margin(3)			3.71%			3.34%
(1)Average balances and yields for securities are based on amortized cost.
(2)The adjustment for securities and loans taxable equivalency amounted to $113 thousand and $142 thousand for the three months ended September 30, 2026 and 2025, respectively.
(3)Annualized net interest income as a percentage of earning assets.
(4)Yields are calculated using the contractual day count convention for each respective product type.

	For the Nine Months Ended
	September 30, 2026			September 30, 2025
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets:
Cash and Fed funds sold	$233,993	$5,796	3.31%	$307,737	$9,453	4.11%
Securities(1)	199,107	5,935	3.97	147,571	4,474	4.04
Loans:
Commercial real estate	1,930,568	92,448	6.31	1,830,934	85,371	6.15
Residential real estate	29,911	1,267	5.65	37,838	1,740	6.13
Construction	152,223	8,298	7.19	182,857	10,856	7.83
Commercial business	714,034	40,746	7.53	546,700	32,839	7.92
Consumer	68,271	3,211	6.29	72,350	3,125	5.78
Total loans	2,895,007	145,970	6.65	2,670,679	133,931	6.61
Federal Home Loan Bank stock	4,801	227	6.31	5,522	286	6.90
Total earning assets	3,332,908	$157,928	6.25%	3,131,509	$148,144	6.24%
Other assets	90,234			92,451
Total assets	$3,423,142			$3,223,960

Liabilities and shareholders' equity:
Interest bearing liabilities:
NOW	$105,803	$167	0.21%	$102,129	$311	0.41%
Money market	1,138,205	29,163	3.43	891,823	25,579	3.83
Savings	98,142	1,985	2.70	91,313	2,025	2.97
Time	1,140,619	33,656	3.95	1,301,450	42,525	4.37
Total interest bearing deposits	2,482,769	64,971	3.50	2,386,715	70,440	3.95
Borrowed Money	145,073	4,863	4.48	147,519	5,288	4.79
Total interest bearing liabilities	2,627,842	$69,834	3.55%	2,534,234	$75,728	4.00%
Noninterest bearing deposits	428,798			356,705
Other liabilities	46,060			51,354
Total liabilities	3,102,700			2,942,293
Shareholders' equity	320,442			281,667
Total liabilities and shareholders' equity	$3,423,142			$3,223,960
Net interest income(2)		$88,094			$72,416
Interest rate spread			2.70%			2.24%
Net interest margin(3)			3.52%			3.08%
(1)Average balances and yields for securities are based on amortized cost.
(2)The adjustment for securities and loans taxable equivalency amounted to $334 thousand and $427 thousand for the nine months ended September 30, 2026 and 2025, respectively.
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

	Three Months Ended September 30, 2026 vs 2025 Increase (Decrease)			Nine Months Ended September 30, 2026 vs 2025 Increase (Decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Cash and Fed funds sold	$(500)	$(416)	$(916)	$(2,027)	$(1,631)	$(3,658)
Securities	682	19	701	1,538	(77)	1,461
Loans:
Commercial real estate	2,018	659	2,677	4,730	2,347	7,077
Residential real estate	(90)	(31)	(121)	(343)	(129)	(472)
Construction	(639)	(314)	(953)	(1,720)	(838)	(2,558)
Commercial business	3,285	(606)	2,679	9,625	(1,718)	7,907
Consumer	22	128	150	(183)	268	85
Total loans	4,596	(164)	4,432	12,109	(70)	12,039
Federal Home Loan Bank stock	(42)	26	(16)	(35)	(23)	(58)
Total change in interest and dividend income	4,736	(535)	4,201	11,585	(1,801)	9,784
Interest expense:
Deposits:
NOW	13	(78)	(65)	11	(155)	(144)
Money market	2,894	(957)	1,937	6,532	(2,947)	3,585
Savings	22	(86)	(64)	146	(186)	(40)
Time	(1,609)	(1,011)	(2,620)	(4,979)	(3,890)	(8,869)
Total deposits	1,320	(2,132)	(812)	1,710	(7,178)	(5,468)
Borrowed money	(251)	(92)	(343)	(88)	(338)	(426)
Total change in interest expense	1,069	(2,224)	(1,155)	1,622	(7,516)	(5,894)
Change in net interest income	$3,667	$1,689	$5,356	$9,963	$5,715	$15,678

Provision for Credit Losses

The provision for credit losses is based on management’s periodic assessment of the adequacy of our ACL-Loans and ACL-Unfunded Commitments which, in turn, is based on interrelated factors such as the composition of our loan portfolio and its inherent risk characteristics, the level of nonperforming loans and net charge-offs, both current and historic, local economic and credit conditions, the direction of real estate values, and regulatory guidelines. The provision for credit losses is charged against earnings in order to maintain our ACL-Loans and ACL-Unfunded Commitments and reflects management’s best estimate of expected credit losses in our loan portfolio as of the balance sheet date.

The credit for credit losses for the three months ended September 30, 2026 was $1.3 million compared to a provision for credit losses of $0.4 million for the three months ended September 30, 2025. The credit for credit losses for the nine months ended September 30, 2026 was $1.1 million compared to a provision for credit losses of $0.4 million for the nine months ended September 30, 2025.

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of fees generated from sales and referrals of loans, fees generated from deposit relationships with our clients, and income earned on bank-owned life insurance.

The following tables compare noninterest income for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Change
(Dollars in thousands)	2026	2025	$	%
Gains and fees from sales of loans	$2,806	$1,372	$1,434	Favorable
Bank-owned life insurance	372	359	13	3.6
Service charges and fees	951	779	172	22.1
Other	(173)	(15)	(158)	Unfavorable
Total noninterest income	$3,956	$2,495	$1,461	58.6

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2026	2025	$	%
Gains and fees from sales of loans	$7,629	$2,894	$4,735	Favorable
Bank-owned life insurance	1,096	1,055	41	3.9
Service charges and fees	2,396	2,055	341	16.6
Other	(542)	8	(550)	Unfavorable
Total noninterest income	$10,579	$6,012	$4,567	76.0
Noninterest income increased by $1.5 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Noninterest income increased by $4.6 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase in noninterest income for the three and nine months ended September 30, 2026 was driven by higher gains from SBA loan sales.

Noninterest Expense

The following tables compare noninterest expense for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Change
(Dollars in thousands)	2026	2025	$	%
Salaries and employee benefits	$10,363	$7,995	$2,368	29.6%
Occupancy and equipment	2,729	2,469	260	10.5
Professional services	1,500	1,412	88	6.2
Data processing	687	633	54	8.5
Director fees	357	333	24	7.2
FDIC insurance	585	610	(25)	(4.1)
Marketing	98	140	(42)	(30.0)
Other	3,510	1,039	2,471	237.8
Total noninterest expense	$19,829	$14,631	$5,198	35.5%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2026	2025	$	%
Salaries and employee benefits	$28,871	$22,568	$6,303	27.9%
Occupancy and equipment	8,250	7,549	701	9.3
Professional services	4,257	4,573	(316)	(6.9)
Data processing	2,097	2,230	(133)	(6.0)
Director fees	1,077	1,014	63	6.2
FDIC insurance	1,658	2,073	(415)	(20.0)
Marketing	353	500	(147)	(29.4)
Other	5,410	2,811	2,599	92.5
Total noninterest expense	$51,973	$43,318	$8,655	20.0%

Noninterest expense increased by $5.2 million to $19.8 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Noninterest expense increased by $8.7 million to $52.0 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase in noninterest expense was attributed to $3.0 million of core conversion related costs, primarily contract termination fees, as well as an increase in salaries and employee benefits due to ongoing investments in talent to support growth. The Company expects to incur additional core conversion-related costs in future quarters as implementation activities progress.

Income Taxes
Income tax expense for the three months ended September 30, 2026 and 2025 totaled $4.0 million and $3.4 million, respectively. The effective tax rates for the three months ended September 30, 2026 and 2025 were 24.0% and 25.2%, respectively. Income tax expense for the nine months ended September 30, 2026 and 2025 totaled $11.1 million and $8.2 million, respectively. The effective tax rates for the nine months ended September 30, 2026 and 2025 were 23.3% and 23.9%, respectively.

Financial Condition

Summary

Assets totaled $3.6 billion at September 30, 2026, an increase of $195.4 million or 5.8% compared to December 31, 2025. Gross loans totaled $3.0 billion at September 30, 2026, an increase of $142.6 million or 5.0% compared to December 31, 2025. Deposits totaled $3.0 billion at September 30, 2026, an increase of $138.2 million, or 4.9% compared to December 31, 2025.

Shareholders’ equity totaled $334.1 million as of September 30, 2026, an increase of $32.6 million compared to December 31, 2025, primarily a result of net income of $36.4 million for the nine months ended September 30, 2026. The increase was partially offset by dividends paid of $4.7 million.

Loan Portfolio

We originate commercial real estate loans, construction loans, commercial business loans and consumer loans in our market. We also pursue certain types of commercial lending opportunities outside our market, particularly where we have strong business relationships. Our loan portfolio is the largest category of our earning assets.

Total loans before deferred loan fees and the ACL-Loans were $3.0 billion at September 30, 2026 and $2.8 billion at December 31, 2025. Total gross loans increased $142.6 million as of September 30, 2026 compared to the year ended December 31, 2025.

The following table compares the composition of our loan portfolio for the dates indicated:

(In thousands)	At September 30, 2026	At December 31, 2025	Change
Real estate loans:
Residential	$27,503	$33,139	$(5,636)
Commercial	2,027,574	1,930,979	96,595
Construction	130,660	153,778	(23,118)
	2,185,737	2,117,896	67,841
Commercial business	726,640	645,321	81,319
Consumer	70,249	76,855	(6,606)
Total loans	$2,982,626	$2,840,072	$142,554

The following table compares the composition of our commercial real estate loan portfolio by non-owner occupied and owner occupied loans at September 30, 2026 and December 31, 2025:

	At September 30, 2026		At December 31, 2025		Change
	Total	%	Total	%	Total
	(Dollars in thousands)
Commercial real estate loans:
Non-owner occupied	$1,143,526	56.40%	$1,128,993	58.47%	$14,533
Owner occupied	884,048	43.60	801,851	41.53	82,197
Total commercial real estate loans(1)	$2,027,574	100.00%	$1,930,844	100.00%	$96,730
(1) Excludes the positive fair value effect of the portfolio layer swap of $135 thousand for Commercial Real Estate at December 31, 2025.

The following table compares the composition of our commercial real estate loan portfolio by property type, and collateral location as of September 30, 2026:

Commercial Real Estate	CT	NYC	All Other NY	NJ	FL	OH	PA	All Other	Total
	(Dollars in thousands)
Residential care(1)	$8,650	$36,703	$32,264	$16,000	$278,766	$106,661	$44,529	$311,191	$834,764
Retail	75,247	7,126	62,382	12,877	1,080	3,258	24,127	105,099	291,196
Multifamily	175,143	75,886	22,062	6,947	—	—	23,253	30,700	333,991
Office	47,442	8,299	9,875	27,536	2,127	—	—	40,170	135,449
Industrial / warehouse	50,743	30,235	18,958	16,524	2,586	—	—	10,562	129,608
Mixed use	47,569	61,497	2,424	—	—	—	—	—	111,490
Medical office	26,965	1,307	11,795	—	—	1,336	3,900	17,539	62,842
1-4 family investment	21,011	1,793	581	2,047	35,157	—	—	—	60,589
All other(2)	11,151	22,400	28,631	4,617	—	—	—	846	67,645
	$463,921	$245,246	$188,972	$86,548	$319,716	$111,255	$95,809	$516,107	$2,027,574
(1) Primarily consists of skilled nursing and assisted living facilities.
(2) Includes Special use, self-storage, and land.
As of September 30, 2026, the Bank had $135.4 million of loans collateralized by offices, which represented 4.5% of the total loan portfolio. Most of the properties in this portfolio are in suburban locations. 95.7% of this portfolio was pass rated, and there was one relationship totaling $4.3 million on nonaccrual status. As of September 30, 2026, the Bank had $334.0 million of loans collateralized by multifamily properties, which represented 11.2% of the total loan portfolio. 85.1% of this portfolio is pass rated and current; the majority of these properties are located in Connecticut, New York, or New Jersey, with ten properties, totaling $75.9 million, located in New York City. 50.3% of the New York City exposure is located in Brooklyn, 26.4% in the Bronx, 17.0% in Manhattan and the remaining 6.4% in Queens.
The following table presents an analysis of the commercial real estate portfolio's loan to value at origination and by property type as of September 30, 2026.

Commercial Real Estate	Total CRE Portfolio	Percentage of Total CRE Portfolio	Original Loan to Value %
	(Dollars in thousands)
Property Type
Residential care(1)	$834,764	41.2%	63.1%
Retail	291,196	14.3	64.1
Multifamily	333,991	16.5	62.3
Office	135,449	6.7	62.9
Industrial / warehouse	129,608	6.4	65.8
Mixed use	111,490	5.5	57.9
Medical office	62,842	3.1	59.9
1-4 family investment	60,589	3.0	69.2
All other	67,645	3.3	53.9
Total	$2,027,574	100.0%	62.8%
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

The Company has established credit policies applicable to each type of lending activity in which it engages. The Company evaluates the creditworthiness of each client and extends credit of up to 80% of the market value of the collateral, (85% maximum for owner occupied commercial real estate), depending on the client's creditworthiness and the type of collateral. The client’s ability to service the debt is monitored on an ongoing basis. Real estate is the primary form of collateral. Other important forms of collateral are business assets, time deposits and marketable securities. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment for commercial loans to be based on the client’s ability to generate continuing cash flows. The Company does not provide first or second residential mortgage loans secured by residential properties but has a small legacy portfolio which continues to amortize, pay off due to the sale of the collateral, or refinance away from the Company.

Credit quality indicators. To measure credit risk for the loan portfolios, the Company employs a credit risk rating system. This risk rating represents an assessed level of a loan’s risk based on the character and creditworthiness of the borrower/guarantor, the capacity of the borrower to adequately service the debt, any credit enhancements or additional sources of repayment, and the quality, value and coverage of the collateral, if any. The following table presents credit risk ratings as of September 30, 2026 and December 31, 2025:

	Credit Risk Ratings
	September 30, 2026	December 31, 2025
	(In thousands)
Pass	$2,850,878	$2,711,179
Special Mention(1)	93,245	80,429
Substandard	38,503	48,464
Doubtful	—	—
Loss	—	—
Total loans	$2,982,626	$2,840,072
(1) 100.0% and 100.0% of Risk Rated 6 loans are current on payments, 90.0% and 93.3% are guaranteed by ultra-high net worth sponsor groups as of September 30, 2026 and December 31, 2025, respectively.

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

Nonperforming assets. Nonperforming assets include nonaccrual loans and property acquired through foreclosures or repossession. The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(In thousands)	At September 30, 2026	At December 31, 2025
Nonaccrual loans:
Real estate loans:
Residential	$513	$557
Commercial	4,884	14,445
Commercial business	1,734	1,302
Construction	—	—
Consumer	—	—
Total nonaccrual loans	7,131	16,304
Other real estate owned	—	—
Total nonperforming assets	$7,131	$16,304

Nonperforming assets to total assets	0.20%	0.49%
Nonaccrual loans to total loans	0.24%	0.57%
ACL-loans as a % of total loans	1.03%	1.08%
ACL-loans as a % of nonperforming loans	430.65%	188.33%
Total past due loans to total loans	0.32%	0.31%
Nonaccrual loans totaled $7.1 million at September 30, 2026 and $16.3 million at December 31, 2025. The decrease primarily reflects the sale of a note secured by a suburban retail CRE loan in Westchester County, New York, that had been modified during the COVID-19 pandemic.

There was no Other Real Estate Owned ("OREO") at September 30, 2026 or December 31, 2025, respectively.

Allowance for Credit Losses - Loans ("ACL-Loans")

Our Board of Directors has adopted an Allowance for Credit Losses policy designed to provide management with a methodology for determining and documenting the allowance for credit losses for each reporting period. We evaluate the adequacy of the ACL-Loans at least quarterly, and in determining our ACL-Loans, we estimate losses on specific loans, or groups of loans, based on available information. The balance of our ACL-Loans is based on internally assigned risk classifications of loans, the Bank’s and peer banks’ historical loss experience, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates.

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

The following table presents the activity in our ACL-Loans and related ratios for the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Balance at beginning of period	$30,627	$29,256	$30,705	$29,007
Charge-offs:
Residential real estate	—	—	—	—
Commercial real estate	(606)	—	(606)	(67)
Commercial business	(499)	(14)	(661)	(29)
Consumer	(11)	(46)	(119)	(84)
Construction	—	—	—	—
Total charge-offs	(1,116)	(60)	(1,386)	(180)
Recoveries:
Residential real estate	—	—	—	—
Commercial real estate	2,543	270	2,557	270
Commercial business	9	86	32	202
Consumer	3	12	68	58
Construction	—	—	—	—
Total recoveries	2,555	368	2,657	530
Net recoveries (charge-offs)	1,439	308	1,271	350
(Credit) provision for credit losses - loans	(1,356)	420	(1,266)	627
Balance at end of period	$30,710	$29,984	$30,710	$29,984
Net (recoveries) charge-offs to average loans	(0.05)%	(0.01)%	(0.04)%	(0.01)%
ACL-Loans to total loans	1.03%	1.10%	1.03%	1.10%

At September 30, 2026, our ACL-Loans was $30.7 million and represented 1.03% of total gross loans, compared to $30.7 million or 1.08% of total gross loans, at December 31, 2025.

The following table presents the allocation of the ACL-Loans balance and the related allocation percentage of these loans across the total loan portfolio:

	September 30, 2026			December 31, 2025
(Dollars in thousands)	ACL-Loans Amount	ACL-Loans Percentage	Loan Segment to Total Loans Percentage	ACL-Loans Amount	ACL-Loans Percentage	Loan Segment to Total Loans Percentage
Residential real estate	$40	0.1%	0.9	$55	0.2%	1.2%
Commercial real estate	18,781	61.2	68.0	20,255	66.0	68.0
Construction	1,638	5.3	4.4	2,251	7.3	5.4
Commercial business	8,271	26.9	24.4	6,635	21.6	22.7
Consumer	1,980	6.5	2.3	1,509	4.9	2.7
Total ACL-Loans	$30,710	100.0%	100.0%	$30,705	100.0%	100.0%

The allocation of the ACL-Loans at September 30, 2026 reflects our assessment of credit risk and expected credit losses within each portfolio. We believe that the level of the ACL-Loans at September 30, 2026 is appropriate to cover expected credit losses.

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

Investment Securities

At September 30, 2026, the carrying value of our investment securities portfolio totaled $200.2 million and represented 5.6% of total assets, compared to $192.1 million, or 5.7% of total assets, at December 31, 2025.

The net unrealized loss position on our investment portfolio at September 30, 2026 was $6.1 million and included gross unrealized gains of $0.8 million. The net unrealized loss position on our investment portfolio at December 31, 2025 was $0.7 million and included gross unrealized gains of $2.0 million.

Deposit Activities and Other Sources of Funds

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest bearing demand	$453,085	15.3%	$403,652	14.3%
NOW	101,033	3.4	90,205	3.2
Money market	1,240,940	41.8	1,007,844	35.6
Savings	98,072	3.3	97,418	3.4
Time	1,074,550	36.2	1,230,362	43.5
Total deposits	$2,967,680	100.0%	$2,829,481	100.0%

Total deposits were $3.0 billion at September 30, 2026, an increase of $138.2 million, from the balance at December 31, 2025.

Brokered certificates of deposits totaled $453.0 million at September 30, 2026 and $505.0 million at December 31, 2025. Brokered money market accounts totaled $53.7 million at September 30, 2026 and $53.7 million at December 31, 2025. Certificates of deposits from national listing services were $15.9 million and $42.3 million as of September 30, 2026 and December 31, 2025, respectively. There were no one-way buy CDARS or one-way buy ICS at September 30, 2026 or December 31, 2025. Brokered deposits are comprised of Brokered CDs, brokered money market accounts, one-way buy CDARS, and one-way buy ICS.

As of September 30, 2026, our FDIC insured deposits were $1,817.4 million, or 61% of total deposits. Additionally, deposits totaling $78.6 million, or 3% of total deposits, are secured by standby letters of credit with the Federal Home Loan Bank of Boston.
At September 30, 2026 and December 31, 2025, time deposits with a denomination of $100 thousand or more, including CDARS and brokered deposits, totaled $0.9 billion and $1.1 billion, respectively, maturing during the periods indicated in the table below:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Maturing:
Within 3 months	$408,120	$318,803
After 3 but within 6 months	334,253	352,251
After 6 months but within 1 year	182,065	379,021
After 1 year	1,993	3,265
Total	$926,431	$1,053,340

We utilize advances from the Federal Home Loan Bank of Boston, or FHLB, as part of our overall funding strategy and to meet short-term liquidity needs, and to a lesser degree, manage interest rate risk arising from the difference in asset and liability maturities. Total FHLB advances were $125.0 million and $110.0 million at September 30, 2026 and December 31, 2025, respectively.

The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At September 30, 2026, the Bank had pledged $894.1 million of eligible loans and investment securities as collateral to support borrowing capacity at the FHLB. As of September 30, 2026, the Bank had immediate availability to borrow an additional $448.4 million from the FHLB based on qualified collateral.

At September 30, 2026, the Bank had a secured borrowing line with the FRB, a letter of credit with the FHLB, and unsecured lines of credit with Zions Bank, Pacific Coast Bankers Bank ("PCBB"), and Atlantic Community Bankers Bank ("ACBB"). The total borrowing line, letter, or line of credit and the amount outstanding at September 30, 2026 are summarized below:

	September 30, 2026
	Total Letter or Line of Credit	Total Outstanding
	(Dollars in thousands)
FRB	$870,478	$—
FHLB	644,144	195,781
Zions Bank	45,000	—
PCBB	38,000	—
ACBB	12,000	—
Total	$1,609,622	$195,781

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

Capital Resources

Shareholders’ equity totaled $334.1 million as of September 30, 2026, an increase of $32.6 million compared to December 31, 2025, primarily a result of net income of $36.4 million for the nine months ended September 30, 2026. The increase was partially offset by dividends paid of $4.7 million.

The Bank and Company are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. At September 30,

2026, the Bank met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At September 30, 2026, the Bank’s ratio of Common Equity Tier 1 capital to risk-weighted assets was 11.65%, Tier I capital to risk-weighted assets was 11.65%, total capital to risk-weighted assets was 12.68% and Tier 1 capital to average assets was 10.28%. At September 30, 2026, the Company met all capital adequacy requirements to which it was subject and exceeded the regulatory minimum capital levels to be considered well-capitalized under the regulatory framework for prompt corrective action. At September 30, 2026, the Company’s ratio of Common Equity Tier 1 capital to risk-weighted assets was 10.81%, Tier 1 capital to risk weighted assets was 10.81%, total capital to risk-weighted assets was 14.12% and Tier 1 capital to average assets was 9.53%.

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

We use two sets of standard scenarios to measure net interest income at risk. For the Parallel Ramp Scenarios, rate changes are ramped over a twelve-month horizon based upon a parallel yield curve shift and then maintained at those levels over the remainder of the simulation horizon. Parallel Shock Scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Simulation analysis involves projecting a future balance sheet structure and interest income and expense under the various rate scenarios. Internal policy regarding internal rate risk simulations currently specifies that for instantaneous parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than: 6% for a 100 basis point shift; 12% for a 200 basis point shift; and 18% for a 300 basis point shift. Per Company policy, the Bank should not be outside these limits for twelve consecutive months unless the Bank's forecasted capital ratios are considered to be "well capitalized". As of September 30, 2026, the Bank has met all minimum regulatory capital requirements to be considered "well capitalized".

The following tables set forth the estimated percentage change in our net interest income at risk over one-year simulation periods beginning September 30, 2026 and December 31, 2025:

Parallel Ramp	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	September 30, 2026	December 31, 2025
Year 1 from Year 1 Base
-100	(0.60)%	0.10%
-200	0.10	1.10
+200	1.70	1.00

Parallel Shock	Estimated Percent Change in Net Interest Income

Rate Changes (basis points)	September 30, 2026	December 31, 2025
Year 1 from Year 1 Base
-100	(0.70)%	(0.60)%
+100	1.90	2.20
+200	3.60	4.20
+300	5.60	6.40

Based on our model, which was run as of September 30, 2026, we estimated that over the next two years, on a cumulative basis, a 200 basis-point parallel ramp increase of interest rates would increase our net interest income by 9.30%, while a 200 basis-point parallel ramp decrease in interest rates would increase net interest income by 8.40%. As of December 31, 2025, we estimated that over the next two years, on a cumulative basis, a 200 basis-point parallel ramp increase of interest rates would increase our net interest income by 6.00%, while a 200 basis-point parallel ramp decrease in interest rates would increase net interest income by 12.90%. The change in sensitivity between September 30, 2026 and December 31, 2025 primarily reflects changes in the composition and repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities, including an increase in variable-rate loans.

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

The following table sets forth the estimated percentage change in our economic value of equity at risk, assuming various shifts in interest rates:

	Estimated Percent Change in Economic Value of Equity ("EVE")
Rate Changes (basis points)	September 30, 2026	December 31, 2025
-100	0.90%	1.10%
+100	(0.80)	(1.00)
+200	(2.20)	(2.70)
+300	(3.30)	(3.70)

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

(b) Change in internal controls:

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table includes information with respect to repurchases of the Company’s Common Stock during the three-month period ended September 30, 2026 under the Company’s share repurchase program.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2026 - July 31, 2026	—	$—	—	202,133
August 1, 2026 - August 31, 2026	—	—	—	202,133
September 1, 2026 - September 30, 2026	—	—	—	202,133
Total	—	$—	—

(1) On October 28, 2024, the Company announced that on October 23, 2024, its Board of Directors authorized a share repurchase plan (the "Plan"). Under the terms of the Plan, the Company is authorized to purchase up to 250,000 shares of its outstanding common stock. To date, the Company purchased 47,867 shares of the Company's common stock under the Plan.

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

101
The following materials from Bankwell Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2026, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatting in Inline XBRL and contained in Exhibit 101)
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bankwell Financial Group, Inc.
Date: November 4, 2026	/s/ Christopher R. Gruseke
Christopher R. Gruseke
Chief Executive Officer

Date: November 4, 2026	/s/ Courtney E. Sacchetti
Courtney E. Sacchetti
Executive Vice President and Chief
Financial Officer
(Principal Financial Officer)